Form 10-K
period 1993-12-31
PACCAR INC
filed 1994-03-24
CIK 75362

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

Commission File No. 0-6394

                                    PACCAR INC
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                               91-0351110
- --------------------------------------   --------------------------------------
       (State of incorporation)           (I.R.S. Employer Identification No.)

     777 - 106th Ave. N.E., Bellevue, Washington                     98004
- -------------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (206) 455-7400
                                                     --------------

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $12 par value
                        Preferred Stock Purchase Rights
- -------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days. Yes  X   No
                                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1994:
                 Common Stock, $12 par value -- $2.003 billion
                 ---------------------------------------------

The number of shares outstanding of the issuer's classes of common stock, as of March 1, 1994:
               Common Stock, $12 par value -- 38,858,042 shares
               ------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1993 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held on April 26, 1994 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

         (a) General Development of Business

         PACCAR Inc (the Company), incorporated under the laws of Delaware in 1971, is the successor to Pacific Car and Foundry Company which was incorporated in Washington in 1924. The Company traces its predecessors to Seattle Car Manufacturing Company formed in 1905.

         In the U.S., the Company's manufacturing operations are conducted through unincorporated manufacturing divisions and a wholly owned subsidiary. Each of the divisions and the subsidiary are responsible for at least one of the Company's products. That responsibility includes new product development, applications engineering, manufacturing and marketing. Outside the U.S., the Company manufactures and sells through wholly owned subsidiary companies in Canada and Australia, through a United Kingdom branch of a wholly owned U.S. subsidiary, and through an affiliate in Mexico. In January 1994, the Company increased its ownership in the Mexican affiliate from 49% to 55%. An export sales division generally is responsible for export sales. Product financing and leasing is offered through U.S. and foreign finance subsidiaries. A U.S. subsidiary is responsible for retail automotive parts sales.

         (b) Financial Information About Industry Segments and Geographic Areas

         Information about the Company's industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on page 39 of the Annual Report to Stockholders for the year ended December 31, 1993 and is incorporated herein by reference.

         (c) Narrative Description of Business

         The Company has three principal industry segments, (1) manufacture of heavy-duty trucks and related parts, (2) automotive parts sales and related services, and (3) finance and leasing services provided to customers and dealers. Manufactured products also include industrial winches and oilfield equipment. The Company competes in the truck parts aftermarket primarily through its dealer network. It sells general automotive parts and accessories through retail outlets. The Company's finance and leasing activities are principally related to Company products and associated equipment.

TRUCKS

         The Company designs and manufactures trucks which are marketed under the Peterbilt, Kenworth, and Foden nameplates in the Class 8 diesel category (having a minimum gross vehicle weight of 33,000 pounds). These vehicles, which are built in five plants in the U.S. and one each in Australia, Canada, the United Kingdom and Mexico, are used worldwide for over-the-road and off-highway heavy-duty hauling of freight, petroleum, wood products, construction and other materials. Heavy-duty trucks and related service parts are the largest segment of the Company's business, accounting for 88% of total 1993 revenues.

         The Company competes in the North American Class 6/7 markets with its Mid-Ranger cab-over-engine vehicles. These medium-duty trucks are assembled at PACCAR's factory in Quebec, Canada. This line of business represents a small percentage of the Company's sales to date.

         Trucks are sold to independent dealers for resale. The Company's U.S. independent dealer network consists of 310 outlets. Trucks manufactured in the U.S. for export are marketed by PACCAR International, a U.S. division. Those sales are made through a worldwide network of 34 dealers. Trucks manufactured in the United Kingdom, Australia, Canada, and Mexico are marketed domestically through independent dealers and factory branches; trucks manufactured in these countries for export are also marketed by PACCAR International.

         The Company's trucks are essentially custom products and have a reputation for high quality. Major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to customer specifications.

         Raw materials and other components used in the manufacture of trucks are purchased from a number of suppliers. The Company is not limited to any single source for any major component. No significant shortage of materials or components was experienced in 1993 and none is expected in 1994. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

         Replacement truck parts are sold and delivered to the Company's independent dealers through the PACCAR Parts Division. Parts consist of proprietary parts manufactured by PACCAR and finished parts purchased from various suppliers. Replacement parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery.

         There were six principal competitors in the U.S. Class 8 truck market in 1993. PACCAR's share of that market was approximately 22% of registrations in 1993. The market is highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

         The Kenworth, Peterbilt and Foden trademarks and trade names are recognized internationally and play an important role in the marketing of the Company's truck products. The Company engages in a continuous program of trademark and trade name protection in all marketing areas of the world.

         Although the Company's truck products are subject to environmental noise and emission controls, competing manufacturers are subject to the same controls. The Company believes the cost of complying with noise and emission controls will not be detrimental to its business.

         The Company's truck sales backlog at year-end 1993 was estimated at $1,268,000,000. This compares with $776,000,000 at year-end 1992. Production of the year-end 1993 backlog is expected to be completed during 1994.

         The number of persons employed by the Company in its truck business at December 31, 1993 was approximately 8,000.

OTHER MANUFACTURED PRODUCTS

         Other products manufactured by the Company account for 2% of total 1993 revenues. This group includes industrial winches and oilfield extraction pumps and service equipment. Winches are manufactured in two U.S. plants and are marketed under the Braden, Carco, and Gearmatic nameplates. Oilfield extraction pumps and service equipment are manufactured in three U.S. plants and marketed under the Trico and Kobe nameplates. The markets for all of these products are highly competitive and the Company competes with a number of well established firms.

         The Braden, Carco, Gearmatic, Trico, and Kobe trademarks and trade names are recognized internationally and play an important role in the marketing of those products. The Company has an ongoing program of trademark and trade name protection in all relevant marketing areas.

AUTOMOTIVE PARTS

         The Company purchases and sells general automotive parts and accessories, which account for 5% of total 1993 revenues, through 120 retail locations under the names of Grand Auto and Al's Auto Supply. These locations are supplied from the Company's distribution warehouses.

FINANCE COMPANIES

         The Company has five wholly owned finance companies which provide financing principally for trucks manufactured by the Company in the U.S., Canada, the United Kingdom, and Australia. These companies provide lease financing for independent dealers selling PACCAR products and retail and inventory financing for new and used Class 6, 7 and 8 trucks regardless of make or model. Installment contracts are secured by the products financed.

LEASING COMPANIES

         PACCAR Leasing Corporation (PLC), a wholly owned subsidiary, franchises selected PACCAR truck dealers to engage in full service truck leasing under the PacLease trade name. PLC also leases equipment to and provides managerial and sales support for its franchisees. Similar leasing operations are conducted in Canada through a division of PACCAR of Canada Ltd. and in the United Kingdom through a wholly owned subsidiary, PacLease Limited. RAILEASE Inc, a wholly owned subsidiary, leases railcars to a railroad.

GENERAL INFORMATION

         PATENTS

         The Company owns numerous patents which relate to all product lines. Although these patents are considered important to the overall conduct of the Company's business, no patent or group of patents is considered essential to a material part of the Company's business.

         RESEARCH AND DEVELOPMENT

         The Company maintains a technical center where product testing and research and development activities are conducted. Additional product development activities are conducted within each separate manufacturing division. Amounts spent on research and development were approximately $22 million in 1993, $21 million in 1992 and $22 million in 1991.

         REGULATION

         As a manufacturer of highway trucks, the Company is subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. The Company believes it is in compliance with the Act and applicable safety standards.

         Information regarding the effects that compliance with federal, state and local provisions regulating the environment have on the Company's capital and operating expenditures and the Company's involvement in environmental cleanup activities is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements incorporated by reference in Items 7 and 8, respectively.

         EMPLOYEES

         On December 31, 1993, the Company employed a total of 11,800 persons, excluding employees of its Mexican affiliate.

ITEM 2.  PROPERTIES

         The Company and its subsidiaries and affiliate own and operate manufacturing plants in seven U.S. states, Canada, Australia, Mexico and the United Kingdom including a new truck manufacturing facility in Renton, Washington which was completed in 1993. Several parts distribution centers, sales and service facilities and finance and administrative offices are also operated in owned or leased premises in these five countries. A facility for product testing and research and development is located in Skagit County, Washington. Retail auto parts sales locations are primarily in leased premises in five western states. The Company's corporate headquarters is located in owned premises in Bellevue, Washington.

         The Company considers substantially all of the properties used by its businesses to be suitable for their intended purposes. Due to improved business conditions in 1993 in the markets served by the Company's business segments, many of the Company's manufacturing facilities operated at or near their productive capacities.

         Geographical locations of manufacturing plants within indicated industry segments are as follows:

                                                                United
                       U.S.     Canada   Australia    Mexico    Kingdom
          Trucks        5         1          1          1          1
          Other         5         -          -          -          -

         Properties located in Torrance, Signal Hill and Pomona, California; Bartlesville, Oklahoma; Kansas City, Missouri; and Seattle, Washington are being held for sale. These properties were originally obtained principally as a result of business acquisitions in 1987 and 1988.


ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company's consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         Common stock of the Company is traded over the counter on the NASDAQ National Market System under the symbol PCAR. The table below reflects the range of trading prices as reported by NASDAQ and cash dividends declared. The cash dividends declared and stock prices have been restated to give effect to the 15% stock dividend declared December 14, 1993. There were 3,292 record holders of the common stock at December 31, 1993.

                Cash        Stock Price                         Cash         Stock Price
 1993         Dividends   -----------------       1992         Dividends   ------------------
Quarter       Declared     High       Low        Quarter       Declared     High       Low
- -------       ---------   -------   -------      -------       --------    -------    -------
First           $.22      $56-3/4   $49-1/8      First           $.22      $53-1/4    $41-1/2
Second           .22       57-7/8    46-1/2      Second           .22       54-3/4     44-3/4
Third            .22       56-3/4    51-1/8      Third            .22       50-7/8     43-1/4
Fourth           .22       61-1/8    52-7/8      Fourth           .22       52-1/8     43
Year-End                                         Year-End
Extra            .86                             Extra            .25

The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions.


ITEM 6.  SELECTED FINANCIAL DATA

         Selected Financial Data on page 41 of the Annual Report to Stockholders for the year ended December 31, 1993 are incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 through 24 of the Annual Report to Stockholders for the year ended December 31, 1993 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 1993 are incorporated herein by reference:

         Consolidated Balance Sheets
                 -- December 31, 1993 and 1992

         Consolidated Statements of Income
                 -- Years Ended December 31, 1993, 1992 and 1991

         Consolidated Statements of Stockholders' Equity
                 -- Years Ended December 31, 1993, 1992 and 1991

         Consolidated Statements of Cash Flows
                 --  Years Ended December 31, 1993, 1992 and 1991

         Notes to Consolidated Financial Statements
                 -- December 31, 1993, 1992 and 1991

Quarterly Results (Unaudited) on page 41 of the Annual Report to Stockholders for the year ended December 31, 1993 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Item 401(a), (d), (e) and Item 405 of Regulation S-K:

         Identification of directors, family relationships, business experience and compliance with Section 16(a) of the Exchange Act on pages 3 and 4 of the proxy statement for the annual stockholders meeting of April 26, 1994 is incorporated herein by reference.

         Item 401(b) of Regulation S-K:

         Executive Officers of the registrant as of February 1, 1994:

                                     Present Position and Other Position(s)
Name and Age                         Held During Last Five Years
- ------------                         --------------------------------------
Charles M. Pigott (64)               Chairman and Chief Executive Officer; previously President.
                                     Mr. Pigott is the father of Mark C. Pigott, also an executive officer, and brother of James C. Pigott, a director of the Company.

David J. Hovind (53)                 President; Executive Vice President from July 1987 to January 1992.

William E. Boisvert (51)             Executive Vice President; Senior Vice President and Chief Financial
                                     Officer from August 1988 to April 1989.

Michael A. Tembreull (47)            Executive Vice President; Senior Vice President from September 1990 to
                                     January 1992; previously General Manager, Peterbilt Division.

Mark C. Pigott (39)                  Executive Vice President; Senior Vice President from January 1990 to December 1993; previously Vice President. Mr. Pigott is the son of
                                     Charles M. Pigott, a director of the Company and also an executive officer, and nephew of James C. Pigott, a director of the Company.

Gary S. Moore (50)                   Senior Vice President; General Manager, Kenworth Truck Company from
                                     April 1990 to August 1992; Senior Assistant General Manager, Kenworth
                                     Truck Company from January 1990 to March 1990; previously General
                                     Manager, Wagner Mining Equipment Company.

                                     Present Position and Other Position(s)
Name and Age                         Held During Last Five Years
- ------------                         --------------------------------------
G. Don Hatchel (49)                  Vice President, Controller; Assistant Vice President and Controller
                                     from June 1990 to January 1991; Operations Controller from July 1989 to June 1990; previously Controller, Peterbilt Division.

G. Glen Morie (51)                   Vice President, General Counsel and Secretary.

Officers are elected annually but may be appointed or removed on interim dates.


ITEM 11.   EXECUTIVE COMPENSATION

         Compensation of Directors and Executive Officers and Related Matters on pages 5 through 11 of the proxy statement for the annual stockholders meeting of April 26, 1994 is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Stock ownership information on pages 1 and 2 of the proxy statement for the annual stockholders meeting of April 26, 1994 is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information on page 4 of the proxy statement for the annual stockholders meeting of April 26, 1994 is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  (1) and (2) -  The response to this portion of Item 14 is submitted as a separate section of this report.

              (3) Listing of Exhibits (in order of assigned index numbers)

                  (3)   Articles of incorporation and bylaws

                        (a) PACCAR Inc Certificate of Incorporation, as amended to April 27, 1990 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1990).

                        (b) PACCAR Inc Bylaws, as amended to April 28, 1987 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1987).

                  (4) Instruments defining the rights of security holders, including indentures

                        (a)     Rights agreement dated as of
                                December 21, 1989 between PACCAR Inc
                                and First Chicago Trust Company of
                                New York setting forth the terms of
                                the Series A Junior Participating
                                Preferred Stock, no par value per
                                share (incorporated by reference to
                                Exhibit 1 of the Current Report on
                                Form 8-K of PACCAR Inc dated
                                December 27, 1989).

                        (b)     Indenture for Senior Debt Securities
                                dated as of December 1, 1983 between
                                PACCAR Financial Corp. and Citibank,
                                N.A., Trustee (incorporated by
                                reference to Exhibit 4.1 of the
                                Annual Report on Form 10-K of PACCAR
                                Financial Corp. for the year ended
                                December 31, 1983).

                        (c)     First Supplemental Indenture dated
                                as of June 19, 1989 between PACCAR
                                Financial Corp. and Citibank, N.A.,
                                Trustee (incorporated by reference
                                to Exhibit 4.2 to PACCAR Financial
                                Corp.'s registration statement on
                                Form S-3, Registration No.
                                33-29434).

                        (d)     Forms of Medium-Term Note, Series E
                                (incorporated by reference to
                                Exhibits 4.3A, 4.3B and 4.3C to
                                PACCAR Financial Corp.'s
                                Registration Statement on Form S-3
                                dated June 23, 1989, Registration
                                Number 33-29434, and Forms of
                                Medium-Term Note, Series E,
                                incorporated by reference to Exhibit
                                4.3B.1 to PACCAR Financial Corp.'s
                                Current Report on Form 8-K, dated
                                December 19, 1991, under Commission
                                File Number 0-12553).

                                Letter of Representation among PACCAR
                                Financial Corp., Citibank, N.A. and
                                the Depository Trust Company, Series
                                E, dated July 6, 1989 (incorporated
                                by reference to Exhibit 4.3 of
                                PACCAR Financial Corp.'s Annual
                                Report on Form 10-K, dated March 29,
                                1990. File Number 0-12553).

                      (e)      Forms of Medium-Term Note, Series F
                               (incorporated by reference to
                               Exhibits 4.3A, 4.3B and 4.3C to
                               PACCAR Financial Corp.'s
                               Registration Statement on Form S-3
                               dated May 26, 1992, Registration
                               Number 33-48118).

                               Form of Letter of Representation among
                               PACCAR Financial Corp., Citibank,
                               N.A. and the Depository Trust
                               Company, Series F (incorporated by
                               reference to Exhibit 4.4 to PACCAR
                               Financial Corp.'s Registration
                               Statement on Form S-3 dated May 26,
                               1992, Registration Number 33-48118).

                      (f)      Forms of Medium-Term Note, Series G
                               (incorporated by reference to
                               Exhibits 4.3A and 4.3B to PACCAR
                               Financial Corp.'s Registration
                               Statement on Form S-3 dated December
                               8, 1993, Registration Number 33-
                               51335).

                               Form of Letter of Representation among
                               PACCAR Financial Corp., Citibank,
                               N.A. and the Depository Trust
                               Company, Series G (incorporated by
                               reference to Exhibit 4.4 to PACCAR
                               Financial Corp.'s Registration
                               Statement on Form S-3 dated December
                               8, 1993, Registration Number
                               33-51335).

              (10)    Material contracts

                      (a)      PACCAR Inc Incentive Compensation
                               Plan (incorporated by reference to
                               Exhibit (10)(a) of the Annual Report
                               on Form 10-K for the year ended
                               December 31, 1980).

                      (b)      PACCAR Inc Deferred Compensation
                               Plan for Directors (incorporated by
                               reference to Exhibit (10)(b) of the
                               Annual Report on Form 10-K for the
                               year ended December 31, 1980).

                      (c)      Supplemental Retirement Plan
                               (incorporated by reference to
                               Exhibit (10)(c) of the Annual Report
                               on Form 10-K for the year ended
                               December 31, 1980).

                      (d)      1981 Long Term Incentive Plan
                               (incorporated by reference to
                               Exhibit A of the 1982 Proxy
                               Statement, dated March 25, 1982).

                      (e)      Amendment to 1981 Long Term
                               Incentive Plan (incorporated by
                               reference to Exhibit (10)(a) of the
                               Quarterly Report on Form 10-Q for
                               the quarter ended March 31, 1991).

                      (f)      PACCAR Inc 1991 Long-Term Incentive
                               Plan (incorporated by reference to
                               Exhibit (10)(h) of the Quarterly
                               Report on Form 10-Q for the quarter
                               ended June 30, 1992).

                      (g)      Amended and Restated Deferred
                               Incentive Compensation Plan.

              (13)    Annual report to security holders

                      Portions of the 1993 Annual Report to
                      Shareholders have been incorporated by
                      reference and are filed herewith.

              (21)    Subsidiaries of the registrant

              (23)    Consent of independent auditors

              (24)    Power of attorney

                      Powers of attorney of certain directors

         (b) No reports on Form 8-K were filed for the three months ended December 31, 1993.

         (c)     Exhibits

         (d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        PACCAR Inc
                                           -----------------------------------
                                                        Registrant

                                           /s/ C. M. Pigott            3-24-94
                                           -----------------------------------
                                           C. M. Pigott, Director, Chairman and
                                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ W. E. Boisvert            3-24-94                      /s/ G. D. Hatchel             3-24-94
- -------------------------------------                      -------------------------------------
W. E. Boisvert                                             G. D. Hatchel
Executive Vice President                                   Vice President
(Principal Financial Officer)                              (Principal Accounting Officer)


*/s/ R. P. Cooley             3-24-94                      */s/ J. C. Pigott             3-24-94
- -------------------------------------                     --------------------------------------
R. P. Cooley                                               J. C. Pigott
Director                                                   Director and Audit Committee Member


*/s/ J. M. Fluke, Jr.         3-24-94                      */s/ J. W. Pitts              3-24-94
- -------------------------------------                     --------------------------------------
J. M. Fluke, Jr.                                           J. W. Pitts
Director and Audit Committee Member                        Director and Chairman of
                                                           Audit Committee


*/s/ H. J. Haynes             3-24-94                      */s/ J. H. Wiborg             3-24-94
- -------------------------------------                     --------------------------------------
H. J. Haynes                                               J. H. Wiborg
Director                                                   Director


*/s/ D. J. Hovind             3-24-94                      */s/ C. H. Hahn               3-24-94
- -------------------------------------                     --------------------------------------
D. J. Hovind                                               C. H. Hahn
Director                                                   Director

* Pursuant to power of attorney

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a)(1) AND (2), (c) AND (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1993

                          PACCAR INC AND SUBSIDIARIES

                              BELLEVUE, WASHINGTON

FORM 10-K -- ITEM 14(A)(1) AND (2)
PACCAR INC AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of PACCAR Inc and subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 1993 are incorporated by reference in Item 8:

         Consolidated Balance Sheets
                 -- December 31, 1993 and 1992

         Consolidated Statements of Income
                 -- Years Ended December 31, 1993, 1992 and 1991

         Consolidated Statements of Stockholders' Equity
                 -- Years Ended December 31, 1993, 1992 and 1991

         Consolidated Statements of Cash Flows
                 -- Years Ended December 31, 1993, 1992 and 1991

         Notes to Consolidated Financial Statements
                 -- December 31, 1993, 1992 and 1991

The following consolidated financial statement schedules of PACCAR Inc and consolidated subsidiaries are included in Item 14(d):

         Schedule VIII -- Allowances for Losses

         Schedule IX -- Short-Term Borrowings


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          PACCAR INC AND SUBSIDIARIES
                     SCHEDULE VIII - ALLOWANCES FOR LOSSES
                             (MILLIONS OF DOLLARS)

                                                        Additions
                                     Balance at         Charged to                               Balance
Year Ended                           Beginning          Costs and                                at End
December 31:                         of Period           Expenses         Deductions(1)        of Period
- ------------                         ----------         ----------        -------------        ---------
  1993
(A) MANUFACTURING                      $ 3.0              $                   $  .8               $ 2.2
(B) FINANCIAL SERVICES                  30.9                9.2                 7.2                32.9
                                       -----              -----               -----               -----
                                       $33.9              $ 9.2               $ 8.0               $35.1

  1992
(A) Manufacturing                      $ 3.0              $  .2               $  .2               $ 3.0
(B) Financial Services                  31.4               13.8                14.3                30.9
                                       -----              -----               -----               -----
                                       $34.4              $14.0               $14.5               $33.9
  1991
(A) Manufacturing                      $ 3.8              $  .9               $ 1.7               $ 3.0
(B) Financial Services                  28.2               30.2                27.0                31.4
                                       -----              -----               -----               -----
                                       $32.0              $31.1               $28.7               $34.4

(A)  Allowance for losses deducted from trade receivables.
(B) Allowance for losses deducted from notes, contracts, and other receivables.
(1) Uncollectible trade receivables, notes, contracts and other receivables written off, net of recoveries.


                          PACCAR INC AND SUBSIDIARIES
                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                             (MILLIONS OF DOLLARS)

                                End of Period
                            ---------------------
                                         Weighted            Amount Outstanding       Weighted Avg.
    (A)                                  Average             During the Period        Interest Rate
Year Ended                               Interest        ------------------------       During the
December 31:                Balance        Rate          Maximum       Average(B)       Period (C)
- ------------                -------      --------        -------       ----------     -------------
   1993                      $697.7        3.71%          $707.9         $604.1           3.66%
   1992                      $581.7        4.38%          $600.9         $535.8           4.59%
   1991                      $571.1        6.04%          $638.8         $506.7           7.17%

(A) Short-term borrowings are comprised primarily of amounts owed by the finance and leasing subsidiaries and represent commercial paper and short-term notes with maturities of less than one year and bank lines of credit which have no termination date but are reviewed annually for renewal.

(B) The average amount outstanding during the period was computed by dividing the total average monthly outstanding principal balances by twelve.

(C) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term borrowings outstanding.