Form 10-Q
period 1994-03-31
PACCAR INC
filed 1994-05-12
CIK 75362

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For the period ended March 31, 1994

                           Commission File No. 0-6394




                                   PACCAR Inc
- - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




            Delaware                                   91-0351110
- - ------------------------------------      ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)




  777 - 106th Ave. N.E., Bellevue, WA                      98004
- - ------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                 (206) 455-7400
- - ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes  X   No_____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Common Stock, $12 par value--38,858,281 shares as of April 30, 1994
      -------------------------------------------------------------------

                          PACCAR Inc AND SUBSIDIARIES
________________________________________________________________________________

                                     INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information:

              Item 1.  Financial Statements:

                 Consolidated Statements of Income --
                    Three Months Ended March 31, 1994 and 1993.........      3

                 Condensed Consolidated Balance Sheets --
                    March 31, 1994, and December 31, 1993..............      4

                 Condensed Consolidated Statements of Cash Flows --
                    Three Months Ended March 31, 1994 and 1993.........      6

                 Notes to Consolidated Financial Statements............      7

              Item 2.      Management's Discussion and Analysis of
                           Results of Operations and Financial
                           Condition...................................      8

Part II. Other Information:

              Item 4.  Submission of Matters to a Vote of
                       Security Holders................................     10

              Item 6.  Exhibits and Reports on Form 8-K................     10

              Signature................................................     11

                                   FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
______________________________________________________________________________
______________________________________________________________________________
Consolidated Statements of Income (Unaudited)
(Millions except per share amounts)
______________________________________________________________________________
______________________________________________________________________________

- - --------------------------------------------------------------------------------------
Three Months Ended March 31                                 1994             1993
- - --------------------------------------------------------------------------------------
MANUFACTURING:
Revenues
Net sales                                                  $986.3           $761.4
Other                                                          .8              3.9
- - --------------------------------------------------------------------------------------
                                                            987.1            765.3
Costs and Expenses
Cost of sales                                               856.0            668.3
Selling, general and administrative                          76.6             68.7
Interest                                                       .5               .5
- - --------------------------------------------------------------------------------------
                                                            933.1            737.5
- - --------------------------------------------------------------------------------------
Manufacturing Income Before Income Taxes                     54.0             27.8
FINANCIAL SERVICES:
Revenues                                                     45.6             39.1
Costs and Expenses
Interest and other                                           21.5             19.4
Operating                                                    10.2              8.6
Provision for losses on receivables                           1.5              1.9
- - --------------------------------------------------------------------------------------
                                                             33.2             29.9
- - --------------------------------------------------------------------------------------
Financial Services Income Before Income Taxes                12.4              9.2
OTHER:
Investment income                                             5.0              3.8
Other                                                        (3.4)              .3

- - --------------------------------------------------------------------------------------
Total Income Before Income Taxes                             68.0             41.1
Income taxes                                                 24.4             13.7
- - --------------------------------------------------------------------------------------
Net Income                                                 $ 43.6           $ 27.4
======================================================================================
Weighted average number of common shares outstanding         38.9             38.9
======================================================================================
Per Share Data:
Net income per average common share outstanding              $1.12           $  .70
======================================================================================
Dividends declared per share                                 $ .25           $  .22
======================================================================================
See Notes to Consolidated Financial Statements.

                                      -3-

                                   FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES


_______________________________________________________________________________

Condensed Consolidated Balance Sheets              March 31         December 31
ASSETS (Millions of Dollars)                           1994               1993*
- - -------------------------------------------------------------------------------
MANUFACTURING                                      (Unaudited)

Current Assets
Cash and equivalents                               $  257.3            $  206.2
Trade receivables - net                               264.3               182.8
Marketable securities                                 239.1               235.7
Inventories                                           197.7               193.7
Deferred taxes and other current assets                77.4                57.0
- - -------------------------------------------------------------------------------
Total Manufacturing Current Assets                  1,035.8               875.4
Investments and Other                                  79.5               124.1
Property, Plant and Equipment, Net                    363.7               344.4
- - -------------------------------------------------------------------------------
Total Manufacturing Assets                          1,479.0             1,343.9
- - -------------------------------------------------------------------------------

FINANCIAL SERVICES:
Cash and equivalents                                   14.7                17.0
Notes, contracts and other receivables,
  net of allowance for losses                       2,100.0             2,024.6
  Less unearned interest                             (156.6)             (155.9)
- - -------------------------------------------------------------------------------
                                                    1,943.4             1,868.7
Equipment on operating leases, net                     48.1                47.9
Other assets                                           16.0                13.7
- - -------------------------------------------------------------------------------
Total Financial Services Assets                     2,022.2             1,947.3

- - -------------------------------------------------------------------------------
                                                   $3,501.2            $3,291.2
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                                   FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES



- - --------------------------------------------------------------------------------------------------
                                                                     March 31         December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                     1994               1993*
- - ---------------------------------------------------------------------------------------------------
MANUFACTURING:                                                     (Unaudited)
Current Liabilities
Accounts payable and accrued expenses                                 $  553.3           $  458.5
Income taxes                                                              57.3               21.3
Dividend payable                                                                             33.8
Other                                                                      6.9                2.0
- - ---------------------------------------------------------------------------------------------------
Total Manufacturing Current Liabilities                                  617.5              515.6
Long-Term Debt                                                            11.5               11.7
Other                                                                     66.8               72.1
- - ---------------------------------------------------------------------------------------------------
Total Manufacturing Liabilities                                          695.8              599.4
- - ---------------------------------------------------------------------------------------------------
FINANCIAL SERVICES:
Accounts payable and accrued expenses                                     29.7               49.3
Commercial paper and bank loans                                          647.9              696.0
Deferred income taxes and other                                          127.2              129.9
Long-term debt                                                           821.0              709.1

- - ----------------------------------------------------------------------------------------------------
Total Financial Services Liabilities                                   1,625.8            1,584.3
- - ----------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                         39.7

STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 1,000,000 shares, none issued
Common stock, $12.00 par value: Authorized 100,000,000
  shares, issued 38,858,281 shares                                       466.3             466.3
Additional paid-in capital                                               218.0             217.9
Retained earnings                                                        502.4             468.6
Cumulative translation and other adjustments                             (46.8)            (45.3)
- - ----------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                             1,139.9            1,107.5
- - ----------------------------------------------------------------------------------------------------
                                                                      $3,501.2           $3,291.2
- - ----------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------

* The December 31, 1993, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                   FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES

________________________________________________________________________________

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)

==============================================================================================
Three Months Ended March 31                                             1994           1993
- - ----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $ 67.8        $  8.8

INVESTING ACTIVITIES:
Loans and financing leases originated                                  (295.5)       (195.4)
Collections on loans and financing leases                               243.4         158.5
Net decrease (increase) in wholesale receivables                          3.0         (11.9)
Marketable securities purchased                                        (184.1)        (41.5)
Marketable securities sales and maturities                              185.0          41.7
Acquisition of controlling interest in affiliate,
                    net of cash consolidated                             44.3
Acquisition of property, plant, and equipment                            (9.5)        (31.6)
Acquisition of equipment for operating leases                            (5.5)          (.7)
Proceeds from asset disposals                                             7.4           6.0
Other                                                                    (3.0)          3.4
- - ---------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                   (14.5)        (71.5)
FINANCING ACTIVITIES:
Net increase (decrease) in commercial paper and bank loans              (67.0)         43.7
Cash dividends                                                          (45.3)        (18.6)
Proceeds from long-term debt                                            187.1          91.6
Payments of long-term debt                                              (76.9)        (89.5)
- - ---------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                      (2.1)         27.2
Effect of exchange rate changes on cash                                  (2.4)         (1.1)
- - ---------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Equivalents                          48.8          (36.6)
Cash and equivalents at beginning of period                             223.2          250.4
- - ----------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                  $272.0         $213.8
==============================================================================================


See Notes to Consolidated Financial Statements.

                                   FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES

________________________________________________________________________________
________________________________________________________________________________
Notes to Consolidated Financial Statements
(Millions of Dollars)
________________________________________________________________________________
________________________________________________________________________________


NOTE A--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1994 presentation.


NOTE B--Accounting Change

Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption had no material impact on the Company's financial position or results of operations.


NOTE C--Inventories
________________________________________________________________________________

                                                  March 31           December 31
                                                      1994                  1993
- - ---------------------------------------------------------------------------------
                                                (Unaudited)
Inventories at FIFO cost:
  Finished products                                 $166.0                $166.7
  Work in process and raw materials                  154.0                 147.8
- - ----------------------------------------------------------------------------------
                                                     320.0                 314.5
Less excess of FIFO cost over LIFO                  (122.3)               (120.8)
- - ----------------------------------------------------------------------------------
                                                    $197.7                $193.7
==================================================================================

Under the LIFO method of accounting (used for approximately 80% of March 31, 1994, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

                                   FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION


         RESULTS OF OPERATIONS:

         PACCAR's first quarter 1994 net income improved 59% to $43.6 million compared to the first quarter of 1993. While higher truck unit sales volumes and stronger Financial Services segment results provided most of the gain, virtually all divisions reported better results.

         As previously announced, PACCAR increased ownership in its Mexican affiliate, VILPAC, S.A., from 49% to 55% in January 1994. Accordingly, beginning in 1994, consolidated results for PACCAR include VILPAC which accounts for a portion of the increases in manufacturing net sales and income before taxes compared to 1993.

         PACCAR's U.S. truck backlogs reached record levels as overall industry orders continued to build in the first quarter of 1994. The Company's international truck operations in Canada, Mexico, Australia and the United Kingdom all contributed more to consolidated sales and profits in 1994 than last year.

         Auto parts segment operating results for the first quarter of 1994 compared favorably to the year-earlier period despite slightly lower sales. However, first quarter results did trail amounts attained in the last quarter of 1993 due primarily to declines in seasonal sales.

         For the Financial Services segment, pretax earnings for the first quarter of 1994 increased 35 percent to $12.4 million compared to $9.2 million for the first quarter of 1993. The improved earnings occurred in both domestic and international operations due primarily to growth in the loan and lease portfolios.

                                   FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES





         LIQUIDITY AND CAPITAL RESOURCES:

         While PACCAR's ratio of manufacturing current assets to current liabilities at March 31, 1994, declined slightly to 1.68 from 1.70 at December 31, 1993, net current assets increased by $58.5 million over this same period.

         During the first quarter of 1994, the Company used cash from operations together with net proceeds from long-term borrowings to fund the net increase in Financial Services receivables, pay the special year-end and regular first quarter dividends and reduce short-term debt. The higher capital additions activity in 1993 represented costs related to construction of the Kenworth manufacturing facility. In January 1994, PACCAR purchased an additional interest in its Mexican affiliate. The net increase in cash and equivalents at March 31, 1994 occurred primarily as a result of consolidating the Mexican affiliate which had previously been accounted for on an equity basis.

         Other information on liquidity and sources of capital as presented in the 1993 Annual Report to Stockholders continues to be relevant.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended March 31, 1994.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)   The annual meeting of stockholders was held on April
                 26, 1994.

           (b) The following persons were elected to serve as directors:

                 Class II - Term Expiring in 1997
                 --------------------------------
                       Richard P. Cooley
                       Harold J. Haynes
                       James C. Pigott

                 Other persons whose term of office as a director continued after the meeting:

                 Class III - Term Expiring in 1995
                 ---------------------------------
                       Charles M. Pigott
                       John W. Pitts
                       Dr. Carl H. Hahn

                 Class I - Term Expiring in 1996
                 -------------------------------
                       John M. Fluke, Jr.
                       David J. Hovind
                       James H. Wiborg

           (c)   None

           (d)   None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits. The exhibits filed herewith are listed in the accompanying index to exhibits.

           (b) No reports on Form 8-K have been filed for the quarter ended March 31, 1994.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             PACCAR Inc
  ----------------------------------
            (Registrant)


  Date       May 12, 1994         By /s/ G. D. Hatchel
        -----------------------      -----------------------------------
                                        G. D. Hatchel
                                        Vice President and Controller
                                        (Authorized Officer and Chief
                                        Accounting Officer)

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES

                               INDEX TO EXHIBITS


Exhibit (in order of assigned index numbers)
- - ---------------------------------------------

 3    Articles of incorporation and bylaws:

      (a) PACCAR Inc Certificate of Incorporation, as amended to April 27, 1990 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1990).

      (b)  PACCAR Inc Bylaws, as amended to April 26, 1994.

  4 Instruments defining the rights of security holders, including indentures:

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

           Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series E, dated July 6, 1989 (incorporated by reference to Exhibit 4.3 of PACCAR Financial Corp.'s Annual Report on Form 10-K, dated March 29, 1990, File Number 0-12553).

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

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES

                               INDEX TO EXHIBITS


Exhibit (in order of assigned index numbers)
- - --------------------------------------------

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

10  Material contracts

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

    (g)  Amended and Restated Deferred Incentive
         Compensation Plan (incorporated by reference to Exhibit (10)(g) of the Annual Report on Form 10-K for the year ended December 31, 1993).