Form 10-Q
period 1994-06-30
PACCAR INC
filed 1994-08-10
CIK 75362

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                       For the period ended June 30, 1994


                           Commission File No. 0-6394



                                   PACCAR Inc
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                Delaware                                   91-0351110
- - --------------------------------------      ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)




  777 - 106th Ave. N.E., Bellevue, WA                        98004
- - --------------------------------------      ------------------------------------
  (Address of principal executive offices)                 (Zip Code)


                                 (206) 455-7400
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes  X   No
                                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Common Stock, $12 par value--38,858,281 shares as of July 31, 1994
       __________________________________________________________________

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
________________________________________________________________________________
                                     INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION:

  ITEM 1. FINANCIAL STATEMENTS:

      Consolidated Statements of Income --
         Three and Six Months Ended June 30, 1994 and 1993................    3

      Condensed Consolidated Balance Sheets --
         June 30, 1994 and December 31, 1993..............................    4

      Condensed Consolidated Statements of Cash Flows --
         Six Months Ended June 30, 1994 and 1993..........................    6

      Notes to Consolidated Financial Statements..........................    7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION..............................    8


PART II. OTHER INFORMATION:

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................   10


SIGNATURE.................................................................   11


INDEX TO EXHIBITS.........................................................   12

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
________________________________________________________________________________
Consolidated Statements of Income (Unaudited)
(Millions except per share amounts)
================================================================================

                                      Three Months Ended     Six Months Ended
                                             June 30              June 30
________________________________________________________________________________
                                        1994      1993        1994       1993
________________________________________________________________________________
MANUFACTURING:
Revenues
Net sales                             $1,070.8   $838.0     $2,057.1   $1,599.4
Other                                       .5      2.3          1.3        6.2
________________________________________________________________________________
                                       1,071.3    840.3      2,058.4    1,605.6
Costs and Expenses
Cost of sales                            924.4    735.3      1,780.4    1,403.6
Selling, general and administrative       81.7     68.6        158.3      137.3
Interest                                    .6       .5          1.1        1.0
________________________________________________________________________________
                                       1,006.7    804.4      1,939.8    1,541.9
________________________________________________________________________________
Manufacturing Income
   Before Income Taxes                    64.6     35.9        118.6       63.7
FINANCIAL SERVICES:
Revenues                                  49.5     39.5         95.1       78.6
Costs and Expenses
Interest and other                        24.3     19.0         45.7       38.4
Operating                                 10.5      8.9         20.7       17.5
Provision for losses on receivables         .4      1.9          2.0        3.8
________________________________________________________________________________
                                          35.2     29.8         68.4       59.7
________________________________________________________________________________
Financial Services Income
   Before Income Taxes                    14.3      9.7         26.7       18.9
OTHER:
Investment income                          5.8      3.8         10.8        7.6
Minority interest and other               (5.8)      .3         (9.2)        .6
________________________________________________________________________________
Total Income Before Income Taxes          78.9     49.7        146.9       90.8
Income tax expense                        28.3     16.9         52.7       30.6
________________________________________________________________________________
Net Income                            $   50.6   $ 32.8     $   94.2   $   60.2
================================================================================

Weighted average number of
  common shares outstanding               38.9     38.9         38.9       38.9
================================================================================

Per Share Data:
Net income                            $   1.30   $  .85     $   2.42   $   1.55
================================================================================
Dividends declared                    $    .25   $  .22     $    .50   $    .44
================================================================================

See Notes to Consolidated Financial Statements.

                                   FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES


_______________________________________________________________________________
Condensed Consolidated Balance Sheets                 June 30       December 31
ASSETS (Millions of Dollars)                             1994              1993*
_______________________________________________________________________________
MANUFACTURING:                                     (Unaudited)
Current Assets
Cash and equivalents                                 $  254.0          $  206.2
Trade receivables, net                                  293.1             182.8
Marketable securities                                   238.3             235.7
Inventories                                             205.4             193.7
Deferred taxes and other current assets                  69.0              57.0
_______________________________________________________________________________
Total Manufacturing Current Assets                    1,059.8             875.4
Investments and Other                                    80.4             124.1
Property, Plant and Equipment, Net                      363.8             344.4
_______________________________________________________________________________
Total Manufacturing Assets                            1,504.0           1,343.9
_______________________________________________________________________________




FINANCIAL SERVICES:
Cash and equivalents                                     14.4              17.0
Notes, contracts and other receivables,
     net of allowance for losses                      2,187.4           2,024.6
  Less unearned interest                               (166.4)           (155.9)
_______________________________________________________________________________
                                                      2,021.0           1,868.7
Equipment on operating leases, net                       49.3              47.9
Other assets                                             14.0              13.7
_______________________________________________________________________________
Total Financial Services Assets                       2,098.7           1,947.3



_______________________________________________________________________________
                                                     $3,602.7          $3,291.2
===============================================================================

                                   FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES


_______________________________________________________________________________
                                                      June 30       December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                     1994             1993*
_______________________________________________________________________________
MANUFACTURING:                                     (Unaudited)
Current Liabilities
Accounts payable and accrued expenses                $  579.3          $  458.5
Income taxes                                             25.7              21.3
Dividend payable                                                           33.8
Other                                                     1.8               2.0
_______________________________________________________________________________
Total Manufacturing Current Liabilities                 606.8             515.6
Long-Term Debt                                           11.4              11.7
Other                                                    62.0              72.1
_______________________________________________________________________________
Total Manufacturing Liabilities                         680.2             599.4
_______________________________________________________________________________
FINANCIAL SERVICES:
Accounts payable and accrued expenses                    35.7              49.3
Commercial paper and bank loans                         561.6             696.0
Long-term debt                                          973.0             709.1
Deferred income taxes and other                         131.2             129.9
_______________________________________________________________________________
Total Financial Services Liabilities                  1,701.5           1,584.3
_______________________________________________________________________________


MINORITY INTEREST                                        43.0

STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 1,000,000 shares, none issued
Common stock, $12 par value: Authorized
  100,000,000 shares, issued 38,858,281 shares          466.3             466.3
Additional paid-in capital                              218.0             217.9
Retained earnings                                       543.3             468.6
Currency translation and other adjustments              (49.6)            (45.3)
_______________________________________________________________________________
Total Stockholders' Equity                            1,178.0           1,107.5
_______________________________________________________________________________
                                                     $3,602.7          $3,291.2
===============================================================================

* The December 31, 1993, condensed consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
_______________________________________________________________________________
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)

===============================================================================
Six Months Ended June 30                                  1994           1993
_______________________________________________________________________________
NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 102.7        $  42.6

INVESTING ACTIVITIES:
Loans and finance leases originated                       (564.2)        (391.8)
Collections on loans and finance leases                    403.3          262.8
Net (increase) decrease in wholesale receivables            32.0           (5.6)
Marketable securities purchased                           (772.5)         (84.1)
Marketable securities sales and maturities                 775.0           84.4
Acquisition of controlling interest in affiliate,
  net of cash consolidated                                  44.3
Acquisition of property, plant and equipment               (20.3)         (56.9)
Acquisition of equipment for operating leases              (10.9)          (3.1)
Proceeds from asset disposals                               11.2           12.7
Other                                                       (3.5)           1.7
_______________________________________________________________________________
Net Cash Used in Investing Activities                     (105.6)        (179.9)

FINANCING ACTIVITIES:
Purchase of treasury stock                                                 (1.2)
Net decrease in commercial paper and bank loans           (153.5)          (8.9)
Cash dividends                                             (55.0)         (27.1)
Proceeds of long-term debt                                 352.8          243.6
Payment of long-term debt                                  (90.3)        (128.5)
_______________________________________________________________________________
Net Cash Provided by Financing Activities                   54.0           77.9

Effect of exchange rate changes on cash                     (5.9)           (.1)
_______________________________________________________________________________
Net Increase (Decrease) in Cash and Equivalents             45.2          (59.5)

Cash and equivalents at beginning of period                223.2          250.4
_______________________________________________________________________________
Cash and equivalents at end of period                    $ 268.4        $ 190.9
===============================================================================

See Notes to Consolidated Financial Statements.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
_______________________________________________________________________________
Notes to Consolidated Financial Statements                (Millions of Dollars)
===============================================================================

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

NOTE C--Inventories

_______________________________________________________________________________
                                                   June 30          December 31
                                                     1994              1993
_______________________________________________________________________________
Inventories at FIFO cost:                       (Unaudited)
  Finished products                                $ 171.8              $ 166.7
  Work in process and raw materials                  157.6                147.8
_______________________________________________________________________________
                                                     329.4                314.5
Less excess of FIFO cost over LIFO                  (124.0)              (120.8)
_______________________________________________________________________________
                                                   $ 205.4              $ 193.7
===============================================================================

Under the LIFO method of accounting (used for approximately 78% of June 30, 1994, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of 1994 year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


          RESULTS OF OPERATIONS:

          PACCAR's consolidated sales in the second quarter surpassed the billion dollar level for the first time and net income of $50.6 million reflected record earnings from operations. First half net income improved 56% on a 29% sales gain compared to year-earlier amounts. Higher truck unit sales volumes and stronger Financial Services segment results provided most of the improvement, but virtually all divisions reported better results.

          As previously announced, PACCAR became the majority owner of its Mexican affiliate, VILPAC, S.A., by increasing ownership to 55% from 49%. Accordingly, beginning in 1994, consolidated results for PACCAR include VILPAC, which accounts for approximately 30% of the increase in second quarter and first half manufacturing net sales.

          Customer demand for Kenworth and Peterbilt products in the U.S. and Canada have kept truck backlogs high as the Company's plants continue to operate near capacity levels. PACCAR's truck operations in Mexico, Australia and the United Kingdom all reflected higher sales and greater profitability for both the second quarter and first half of 1994 compared to the prior year.

          The Auto Parts segment continued to show improvement. Despite slightly lower sales, operating results gained over the comparable year-earlier amounts for both the second quarter and first half.

          For the Financial Services segment, pretax earnings improved 47% in the second quarter and 41% year-to-date compared to 1993. Higher earnings resulted primarily from loan and lease portfolio growth in domestic as well as international operations.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES



          LIQUIDITY AND CAPITAL RESOURCES:

          PACCAR's ratio of manufacturing current assets to current liabilities at June 30, 1994, improved to 1.75, from 1.70 at year-end. Net current assets increased $93.2 million in the first half of 1994.

          In the first half of 1994, the Company used cash from operations together with net proceeds from long-term borrowings to fund the net increase in Financial Services receivables, pay the special year-end and regular quarterly cash dividends and reduce short-term debt. The higher capital additions activity in 1993 represented costs related to construction of the Kenworth manufacturing facility. In January 1994, PACCAR purchased an additional interest in its Mexican affiliate. The net increase in cash and equivalents at June 30, 1994, occurred primarily as a result of consolidating the Mexican affiliate, which had previously been accounted for on an equity basis.

          Other information on liquidity and sources of capital as presented in the 1993 Annual Report to Stockholders continues to be relevant.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
                           PART II--OTHER INFORMATION


For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended June 30, 1994.

Reportable information in response to Item 4 was previously reported on Form 10-Q for the quarter ended March 31, 1994.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits. The exhibits filed herewith are listed in the accompanying index to exhibits.

   (b) No reports on Form 8-K have been filed for the quarter ended June 30, 1994.

                                   FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 PACCAR Inc
   --------------------------------------
                (Registrant)


   Date    August 9, 1994          By /s/ G. D. Hatchel
       --------------------------     ------------------------------------
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

      (b) PACCAR Inc Bylaws, as amended to April 26, 1994 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

4    Instruments defining the rights of security holders, including indentures:

      (a) Rights agreement dated as of December 21, 1989, between PACCAR Inc and First Chicago Trust Company of New York setting forth the terms of the Series A Junior Participating Preferred Stock, no par value per share (incorporated by reference to Exhibit 1 of the Current Report on Form 8-K of PACCAR Inc dated December 27, 1989).

      (b) Indenture for Senior Debt Securities dated as of December 1, 1983, between PACCAR Financial Corp. and Citibank, N.A., Trustee (incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10-K of PACCAR Financial Corp. for the year ended December 31,
           1983).

      (c) First Supplemental Indenture dated as of June 19, 1989, between PACCAR Financial Corp. and Citibank, N.A., Trustee (incorporated by reference to Exhibit 4.2 to PACCAR Financial Corp.'s registration statement on Form S-3, Registration No. 33-29434).

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

10    Material contracts:

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