Form 10-Q
period 1994-09-30
PACCAR INC
filed 1994-11-08
CIK 75362

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                    For the period ended September 30, 1994


                           Commission File No. 0-6394



                                  PACCAR Inc
- - - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                Delaware                                91-0351110
- - - -------------------------------------    --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)




  777 - 106th Ave. N.E., Bellevue, WA                                 98004
- - - --------------------------------------------------------------------------------
 (Address of principal executive offices)                           (Zip Code)


                                (206) 455-7400
- - - --------------------------------------------------------------------------------
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


     Common Stock, $12 par value--38,858,281 shares as of October 31, 1994
     ---------------------------------------------------------------------
===============================================================================

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
- - - --------------------------------------------------------------------------------

                                     INDEX

                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION:

  ITEM 1.  FINANCIAL STATEMENTS:

     Consolidated Statements of Income --
        Three and Nine Months Ended September 30, 1994 and 1993............. 3

     Condensed Consolidated Balance Sheets --
        September 30, 1994 and December 31, 1993............................ 4

     Condensed Consolidated Statements of Cash Flows --
        Nine Months Ended September 30, 1994 and 1993....................... 6

     Notes to Consolidated Financial Statements............................  7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION................................ 8


PART II. OTHER INFORMATION:

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................  10


SIGNATURE.................................................................  11

INDEX TO EXHIBITS.........................................................  12

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

- - - ---------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
(Millions except per share amounts)
===============================================================================================================
                                                            Three Months Ended             Nine Months Ended
                                                               September 30                   September 30
- - - ---------------------------------------------------------------------------------------------------------------
                                                             1994           1993          1994          1993
- - - ---------------------------------------------------------------------------------------------------------------
MANUFACTURING:
Revenues
Net sales                                                  $1,114.5        $884.1       $3,171.6       $2,483.5
Other                                                            .7           2.6            2.0            8.8
- - - ---------------------------------------------------------------------------------------------------------------
                                                            1,115.2         886.7        3,173.6        2,492.3
Costs and Expenses
Cost of sales                                                 961.2         767.0        2,741.6        2,170.6
Selling, general and administrative                            86.8          73.3          245.1          210.6
Interest                                                         .8            .4            1.9            1.4
- - - ---------------------------------------------------------------------------------------------------------------
                                                            1,048.8         840.7        2,988.6        2,382.6
- - - ---------------------------------------------------------------------------------------------------------------
Manufacturing Income
   Before Income Taxes                                         66.4          46.0          185.0          109.7
FINANCIAL SERVICES:
Revenues                                                       53.4          41.3          148.5          119.9
Costs and Expenses
Interest and other                                             26.6          19.3           72.3           57.7
Operating                                                      10.2           9.0           30.9           26.5
Provision for losses on receivables                              .6           2.9            2.6            6.7
- - - ---------------------------------------------------------------------------------------------------------------
                                                               37.4          31.2          105.8           90.9
- - - ---------------------------------------------------------------------------------------------------------------
Financial Services Income
   Before Income Taxes                                         16.0          10.1           42.7           29.0
OTHER:
Investment income                                               6.1           3.7           16.9           11.3
Minority interest and other                                    (5.2)           .2          (14.4)            .8
- - - ----------------------------------------------------------------------------------------------------------------
Total Income Before Income Taxes                               83.3          60.0          230.2          150.8
Income taxes                                                   30.1          23.5           82.8           54.1
- - - ----------------------------------------------------------------------------------------------------------------
Net Income                                                   $ 53.2        $ 36.5       $  147.4       $   96.7
================================================================================================================
Weighted average number of
  common shares outstanding                                    38.9          38.9*          38.9           38.9*
================================================================================================================
Per Share Data:
Net income                                                   $ 1.37        $  .94*      $   3.79       $   2.49*
================================================================================================================
Dividends declared                                           $  .25        $  .22*      $    .75       $    .66*
================================================================================================================

* Restated to give effect to a 15% stock dividend declared December 14, 1993.

See Notes to Consolidated Financial Statements.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES


_________________________________________________________________________________________________________________
Condensed Consolidated Balance Sheets                                         September 30           December 31
ASSETS (Millions of Dollars)                                                          1994                 1993*
=================================================================================================================
MANUFACTURING:                                                                  (Unaudited)
Current Assets
Cash and equivalents                                                              $  293.1             $  206.2
Trade receivables, net                                                               304.6                182.8
Marketable securities                                                                240.5                235.7
Inventories                                                                          238.6                193.7
Deferred taxes and other current assets                                               82.9                 57.0
- - - -----------------------------------------------------------------------------------------------------------------
Total Manufacturing Current Assets                                                 1,159.7                875.4
Investments and Other                                                                 80.7                124.1
Property, Plant and Equipment, Net                                                   365.5                344.4
- - - -----------------------------------------------------------------------------------------------------------------
Total Manufacturing Assets                                                         1,605.9              1,343.9
- - - -----------------------------------------------------------------------------------------------------------------

FINANCIAL SERVICES:
Cash and equivalents                                                                  18.3                 17.0
Notes, contracts and other receivables,
  net of allowance for losses                                                      2,291.3              2,024.6
  Less unearned interest                                                            (175.7)              (155.9)
- - - -----------------------------------------------------------------------------------------------------------------
                                                                                   2,115.6              1,868.7
Equipment on operating leases, net                                                    48.9                 47.9
Other assets                                                                          14.7                 13.7
- - - -----------------------------------------------------------------------------------------------------------------
Total Financial Services Assets                                                    2,197.5              1,947.3
- - - -----------------------------------------------------------------------------------------------------------------
                                                                                  $3,803.4             $3,291.2
=================================================================================================================

                                             FORM 10-Q

                                    PACCAR Inc AND SUBSIDIARIES



- - - ---------------------------------------------------------------------------------------------------------------
                                                                              September 30         December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                                  1994               1993*
==============================================================================================================
MANUFACTURING:                                                                  (Unaudited)
Current Liabilities
Accounts payable and accrued expenses                                             $  616.7            $  458.5
Income taxes                                                                          25.4                21.3
Dividend payable                                                                                          33.8
Other                                                                                  5.2                 2.0
- - - ---------------------------------------------------------------------------------------------------------------
Total Manufacturing Current Liabilities                                              647.3               515.6
Long-Term Debt                                                                        11.2                11.7
Other                                                                                 85.4                72.1
- - - ---------------------------------------------------------------------------------------------------------------
Total Manufacturing Liabilities                                                      743.9               599.4
- - - ---------------------------------------------------------------------------------------------------------------
FINANCIAL SERVICES:
Accounts payable and accrued expenses                                                 34.5                49.3
Commercial paper and bank loans                                                      617.8               696.0
Long-term debt                                                                     1,007.6               709.1
Deferred income taxes and other                                                      130.9               129.9
- - - ---------------------------------------------------------------------------------------------------------------
Total Financial Services Liabilities                                               1,790.8             1,584.3
- - - ---------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                                     46.0
STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 1,000,000 shares, none issued
Common stock, $12 par value: Authorized 100,000,000
  shares, issued 38,858,281 shares                                                   466.3               466.3
Additional paid-in capital                                                           218.1               217.9
Retained earnings                                                                    586.8               468.6
Currency translation and other adjustments                                           (48.5)              (45.3)
- - - ---------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                         1,222.7             1,107.5
- - - ---------------------------------------------------------------------------------------------------------------
                                                                                  $3,803.4            $3,291.2
===============================================================================================================

* The December 31, 1993, condensed consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES

- - - --------------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)
======================================================================================
Nine Months Ended September 30                                    1994          1993
- - - --------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $   172.4      $  82.7

INVESTING ACTIVITIES:
Loans and finance leases originated                               (877.8)      (634.1)
Collections on loans and finance leases                            617.8        395.2
Net (increase) decrease in wholesale receivables                    34.4        (37.6)
Marketable securities purchased                                 (1,073.4)      (150.5)
Marketable securities sales and maturities                       1,079.9        147.2
Acquisition of controlling interest in affiliate,
  net of cash consolidated                                          44.3
Acquisition of property, plant and equipment                       (32.6)       (74.8)
Acquisition of equipment for operating leases                      (14.8)       (14.5)
Proceeds from asset disposals                                       17.5         20.5
Other                                                               (5.6)        (5.1)
- - - --------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                             (210.3)      (353.7)

FINANCING ACTIVITIES:
Purchase of treasury stock                                                       (1.2)
Net (decrease) increase in commercial paper and bank loans         (98.9)        85.6
Cash dividends                                                     (64.7)       (35.5)
Proceeds of long-term debt                                         450.5        320.0
Payment of long-term debt                                         (154.8)      (165.9)
- - - --------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                          132.1        203.0

Effect of exchange rate changes on cash                             (6.0)         1.0
- - - --------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Equivalents                     88.2        (67.0)

Cash and equivalents at beginning of period                        223.2        250.4
- - - --------------------------------------------------------------------------------------
Cash and equivalents at end of period                          $   311.4      $ 183.4
======================================================================================

See Notes to Consolidated Financial Statements.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
- - - --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                 (Millions of Dollars)
================================================================================

NOTE A--Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the adjustment, in 1993, to reflect the impact of the higher U.S. federal income tax rate on current and deferred taxes) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1994 presentation.

NOTE B--Accounting Change
Effective January 1, 1994, the Company adopted Financial Accounting Standards Board (FAS) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with the statement, marketable securities as shown in the accompanying financial statements have been classified as available for sale. The adoption had no material impact on the Company's financial position or results of operations.

NOTE C--Inventories

- - - --------------------------------------------------------------------------------
                                               September 30         December 31
                                                       1994                1993
- - - --------------------------------------------------------------------------------
                                               (Unaudited)
Inventories at FIFO cost:
   Finished products                                $ 185.8             $ 166.7
   Work in process and raw materials                  178.4               147.8
- - - --------------------------------------------------------------------------------
                                                      364.2               314.5
Less excess of FIFO cost over LIFO                   (125.6)             (120.8)
- - - --------------------------------------------------------------------------------
                                                    $ 238.6             $ 193.7
================================================================================

Under the LIFO method of accounting (used for approximately 76% of September 30, 1994 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of 1994 year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           RESULTS OF OPERATIONS:

           PACCAR's results for the third quarter reflected continued growth in sales and net income. Compared to 1993, third quarter net income grew 46% on a 26% net sales increase. Earnings for the first nine months improved 52% on a 28% gain in sales. Record truck unit sales volumes and stronger Financial Services segment results provided most of the improvement, but virtually all divisions reported better results. Financial statement consolidation of PACCAR's Mexican affiliate, VILPAC, S.A., initiated on January 1, 1994, accounted for approximately 30% of the increase in both third quarter and year-to-date manufacturing net sales.

           Manufacturing income before income taxes rose 44% in the third quarter of 1994 compared to the year-earlier quarter. For the first nine months, manufacturing pretax earnings increased 69% over the corresponding period of 1993. Higher truck unit sales volumes and improved margins provided for most of these increases in earnings.

           Demand for Kenworth and Peterbilt continues at exceptionally high levels. Backlogs are extended despite record production rates. Internationally, PACCAR's truck operations in Mexico, Australia and the United Kingdom all achieved higher sales and greater profitability for both the third quarter and first nine months of 1994 compared to the prior year.

           The Financial Services segment improved pretax earnings 58% in the third quarter and 47% for the first nine months compared to 1993. Profitability gains resulted primarily from loan and lease portfolio growth in domestic as well as international operations and favorable credit loss experience. Net loans and leases grew an additional 5% in the third quarter for a year-to-date gain of over 13%.

           Investment income increased in 1994 primarily because of the consolidation of corresponding amounts for VILPAC. In the third quarter of 1993, retroactive application of the newly enacted higher corporate tax rate inflated the effective tax rate.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES

           LIQUIDITY AND CAPITAL RESOURCES:

           PACCAR's ratio of manufacturing current assets to current liabilities at September 30, 1994, increased to 1.79 compared to
           1.70 at year-end.

           In the first nine months of 1994, the Company utilized cash from operations together with proceeds from net long-term debt borrowings to fund Financial Services receivable originations (net of collections), pay the special year-end and regular quarterly dividends, make capital additions and reduce short-term debt. The higher capital additions activity in 1993 represented costs related to construction of the Kenworth manufacturing facility. In January 1994, PACCAR purchased an additional interest in VILPAC, S.A., its Mexican affiliate. The net increase in cash and equivalents at September 30, 1994, resulted in part from consolidation of VILPAC, which had previously been accounted for on an equity basis.

           Other information on liquidity and sources of capital as presented in the 1993 Annual Report to Stockholders continues to be relevant.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
                           PART II--OTHER INFORMATION


For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended September 30, 1994.

Reportable information in response to Item 4 was previously reported on Form 10-Q for the quarter ended March 31, 1994.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

   (b) No reports on Form 8-K have been filed for the quarter ended September 30, 1994.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            PACCAR Inc
- - - ----------------------------------
           (Registrant)


Date       November 3, 1994             By   /s/   G. D. Hatchel
    ------------------------------         -----------------------------
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


Exhibit (in order of assigned index numbers)
- - - --------------------------------------------

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

           Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A., and the Depository Trust Company, Series F (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated May 26, 1992, Registration Number 33-48118).

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
                               INDEX TO EXHIBITS


Exhibit (in order of assigned index numbers)
- - - --------------------------------------------

      (f) Forms of Medium-Term Note, Series G (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated December 8, 1993, Registration Number 33-51335).

           Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A., and the Depository Trust Company, Series G (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated December 8, 1993, Registration Number 33-51335).

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

27    Financial Data Schedule
                                      -13-