Form 10-K405
PACCAR INC
filed 1995-03-24
CIK 75362

================================================================================
                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

Commission File No. 0-6394

                                    PACCAR INC
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                               91-0351110
------------------------------------    ---------------------------------------
      (State of incorporation)            (I.R.S. Employer Identification No.)

    777 - 106th Ave. N.E., Bellevue, Washington                      98004
-------------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   (206) 455-7400
                                                     --------------

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $12 par value
                        Preferred Stock Purchase Rights
                        --------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1995:

                 Common Stock, $12 par value -- $1,506,723,855
                 ---------------------------------------------

The number of shares outstanding of the issuer's classes of common stock, as of March 1, 1995:

                Common Stock, $12 par value -- 38,859,281 shares
                ------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1994 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held on April 25, 1995 are incorporated by reference into Part III.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

         (a) General Development of Business

         PACCAR Inc (the Company), incorporated under the laws of Delaware in 1971, is the successor to Pacific Car and Foundry Company which was incorporated in Washington in 1924. The Company traces its predecessors to Seattle Car Manufacturing Company formed in 1905.

         In the U.S., the Company's manufacturing operations are conducted through unincorporated manufacturing divisions and a wholly owned subsidiary. Each of the divisions and the subsidiary are responsible for at least one of the Company's products. That responsibility includes new product development, applications engineering, manufacturing and marketing. Outside the U.S., the Company manufactures and sells through wholly owned subsidiary companies in Canada and Australia, in the United Kingdom through a wholly owned U.S. subsidiary, and through an affiliate in Mexico. In January 1994, the Company increased its ownership in the Mexican affiliate from 49% to 55%. An export sales division generally is responsible for export sales. Product financing and leasing is offered through U.S. and foreign finance subsidiaries. A U.S. subsidiary is responsible for retail automotive parts sales.

         (b)     Financial Information About Industry Segments and Geographic
Areas

         Information about the Company's industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on page 39 of the Annual Report to Stockholders for the year ended December 31, 1994 and is incorporated herein by reference.

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

TRUCKS

         The Company designs and manufactures trucks which are marketed under the Peterbilt, Kenworth, and Foden nameplates in the Class 8 diesel category (having a minimum gross vehicle weight of 33,000 pounds). These vehicles, which are built in five plants in the U.S. and one each in Australia, Canada, the United Kingdom and Mexico, are used worldwide for over-the-road and off-highway heavy-duty hauling of freight, petroleum, wood products, construction and other materials. Heavy-duty trucks and related service parts are the largest segment of the Company's business, accounting for 90% of total 1994 revenues.

         The Company competes in the North American Class 6/7 markets with cab-over-engine and conventional models. These medium-duty trucks are assembled at several PACCAR factories in North America. This line of business represents a small percentage of the Company's sales to date.

         Trucks are sold to independent dealers for resale. The Company's U.S. independent dealer network consists of 290 outlets. Trucks manufactured in the U.S. for export are marketed by PACCAR International, a U.S. division. Those sales are made through a worldwide network of 36 dealers. Trucks manufactured in the United Kingdom, Australia, Canada, and Mexico are marketed domestically through independent dealers and factory branches; trucks manufactured in these countries for export are also marketed by PACCAR International.

         The Company's trucks are essentially custom products and have a reputation for high quality. Major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to customer specifications.

         Raw materials and other components used in the manufacture of trucks are purchased from a number of suppliers. The Company is not limited to any single source for any major component. No significant shortages of materials or components were experienced in 1994 and none are expected in 1995. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

         Replacement truck parts are sold and delivered to the Company's independent dealers through the PACCAR Parts Division. Parts are both manufactured by PACCAR and purchased from various suppliers. Replacement parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery.

         There were six principal competitors in the U.S. Class 8 truck market in 1994. PACCAR's share of that market was approximately 22% of registrations in 1994. The market is highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

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

         The Company's truck sales backlog (subject to cancellation in certain events) at year-end 1994 was estimated at $3,146,000,000. This compares with $1,268,000,000 at year-end 1993. Production of the year-end 1994 backlog is expected to be completed during 1995.

         The number of persons employed by the Company in its truck business at December 31, 1994 was approximately 11,000, including employees of its Mexican affiliate.

OTHER MANUFACTURED PRODUCTS

         Other products manufactured by the Company account for 2% of total 1994 revenues. This group includes industrial winches and oilfield extraction pumps and service equipment. Winches are manufactured in two U.S. plants and are marketed under the Braden, Carco, and Gearmatic nameplates. Oilfield extraction pumps and service equipment are manufactured in four U.S. plants and marketed under the Trico and Kobe nameplates. In 1994, Trico purchased the hydraulic pump business from National Oil Well. In 1995, Trico will relocate its headquarters to Texas and consolidate its manufacturing to two locations. The markets for all of these products are highly competitive and the Company competes with a number of well established firms.

         The Braden, Carco, Gearmatic, Trico, and Kobe trademarks and trade names are recognized internationally and play an important role in the marketing of those products. The Company has an ongoing program of trademark and trade name protection in all relevant marketing areas.

AUTOMOTIVE PARTS

         The Company purchases and sells general automotive parts and accessories, which account for 4% of total 1994 revenues, through 121 retail locations under the names of Grand Auto and Al's Auto Supply. These locations are supplied from the Company's distribution warehouses.

FINANCE COMPANIES

         In North America, Australia and the United Kingdom, the Company provides financing principally for its manufactured trucks through four wholly owned finance companies and through a wholly owned subsidiary of its Mexican affiliate. These companies provide inventory financing for independent dealers selling PACCAR products and retail and lease financing for new and used Class 6, 7 and 8 trucks sold by its independent dealers. Customer contracts are secured by the products financed.

LEASING COMPANIES

         PACCAR Leasing Corporation (PLC), a wholly owned subsidiary, franchises selected PACCAR truck dealers to engage in full service truck leasing under the PacLease trade name. PLC also leases equipment to and provides managerial and sales support for its franchisees. A division of PACCAR of Canada Ltd. conducts similar leasing operations in Canada. RAILEASE Inc, a wholly owned subsidiary, leases railcars to a railroad.

GENERAL INFORMATION

         PATENTS

         The Company owns numerous patents which relate to all product lines. Although these patents are considered important to the overall conduct of the Company's business, no patent or group of patents is considered essential to a material part of the Company's business.

         RESEARCH AND DEVELOPMENT

         The Company maintains a technical center where product testing and research and development activities are conducted. Additional product development activities are conducted within each separate manufacturing division. Amounts spent on research and development were approximately $35 million in 1994, $22 million in 1993 and $21 million in 1992.

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

         EMPLOYEES

         On December 31, 1994, the Company employed a total of 14,600 persons, including employees of its Mexican affiliate.

ITEM 2.  PROPERTIES

         The Company and its subsidiaries and affiliate own and operate manufacturing plants in seven U.S. states, Canada, Australia, Mexico and the United Kingdom including a hydraulic pump manufacturing facility in San Marcos, Texas which was purchased in 1994. Several parts distribution centers, sales and service facilities and finance and administrative offices are also operated in owned or leased premises in these five countries. A facility for product testing and research and development is located in Skagit County, Washington. Retail auto parts sales locations are primarily in leased premises in five western states. The Company's corporate headquarters is located in owned premises in Bellevue, Washington.

         The Company considers substantially all of the properties used by its businesses to be suitable for their intended purposes. Due to improved business conditions in 1994 in the markets served by the Company's business segments, many of the Company's manufacturing facilities operated at or near their productive capacities.

         Geographical locations of manufacturing plants within indicated industry segments are as follows:

                                                                United
                      U.S.      Canada   Australia    Mexico    Kingdom
          Trucks        5         1          1          1          1
          Other         6         -          -          -          -

         Properties located in Torrance, and Signal Hill, California; and Seattle, Washington are being held for sale. These properties were originally obtained principally as a result of business acquisitions in 1987 and 1988.


ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company's consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         Common Stock Market Prices and Dividends on page 40 of the Annual Report to Stockholders for the year ended December 31, 1994 are incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

         Selected Financial Data on page 41 of the Annual Report to Stockholders for the year ended December 31, 1994 are incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 through 24 of the Annual Report to Stockholders for the year ended December 31, 1994 is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 1994 are incorporated herein by reference:

         Consolidated Balance Sheets
                 -- December 31, 1994 and 1993

         Consolidated Statements of Income
                 -- Years Ended December 31, 1994, 1993 and 1992

         Consolidated Statements of Stockholders' Equity
                 -- Years Ended December 31, 1994, 1993 and 1992

         Consolidated Statements of Cash Flows
                 -- Years Ended December 31, 1994, 1993 and 1992

         Notes to Consolidated Financial Statements
                 -- December 31, 1994, 1993 and 1992

Quarterly Results (Unaudited) on page 41 of the Annual Report to Stockholders for the years ended December 31, 1994 and 1993 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Item 401(a), (d), (e) and Item 405 of Regulation S-K:

         Identification of directors, family relationships, business experience and compliance with Section 16(a) of the Exchange Act on pages 3 and 4 of the proxy statement for the annual stockholders meeting of April 25, 1995 is incorporated herein by reference.

         Item 401(b) of Regulation S-K:

    Executive Officers of the registrant as of February 1, 1995:


                                   Present Position and Other Position(s)
Name and Age                       Held During Last Five Years
------------                       ---------------------------------------------
Charles M. Pigott (65)             Chairman and Chief Executive Officer.
                                   Mr. Pigott is the father of Mark C. Pigott, a
                                   director  of the Company and also an
                                   executive officer, and brother of James C.
                                   Pigott, a director of  the Company.

David J. Hovind (54)               President; Executive Vice President from
                                   July 1987 to January 1992.

Mark C. Pigott (40)                Vice Chairman; Executive Vice President
                                   from December 1993 to January 1995; Senior
                                   Vice  President from January 1990 to December
                                   1993; previously Vice President. Mr. Pigott
                                   is the  son of Charles M. Pigott, a director
                                   of the Company and also an executive officer,
                                   and  nephew of James C. Pigott, a director of
                                   the Company.

Michael A. Tembreull (48)          Vice Chairman; Executive Vice President
                                   from January 1992 to January 1995; Senior
                                   Vice President from September 1990
                                   to January 1992; previously General Manager,
                                   Peterbilt Division.

William E. Boisvert (52)           Executive Vice President; Senior Vice
                                   President and Chief Financial Officer from
                                   August 1988  to April 1989.

Gary S. Moore (51)                 Senior Vice President; General Manager,
                                   Kenworth Truck Company from March 1990 to
                                   August  1992; Senior Assistant General
                                   Manager, Kenworth Truck Company from January
                                   1990 to March  1990; previously General
                                   Manager, Wagner Mining Equipment Company.


                                   Present Position and Other Position(s)
Name and Age                       Held During Last Five Years
------------                       -------------------------------------------
G. Don Hatchel (50)                Vice President, Controller; Assistant
                                   Vice President and Controller from June 1990
                                   to January 1991; Operations Controller from
                                   July 1989 to June 1990; previously
                                   Controller, Peterbilt  Division.



G. Glen Morie (52)                 Vice President, General Counsel and Secretary.


Officers are elected annually but may be appointed or removed on interim dates.


ITEM 11. EXECUTIVE COMPENSATION

         Compensation of Directors and Executive Officers and Related Matters on pages 6 through 12 of the proxy statement for the annual stockholders meeting of April 25, 1995 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Stock ownership information on pages 1 through 3 of the proxy statement for the annual stockholders meeting of April 25, 1995 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information on page 5 of the proxy statement for the annual stockholders meeting of April 25, 1995 is incorporated herein by reference.

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

                          (13)    Annual report to security holders

                                  Portions of the 1994 Annual Report to
                                  Shareholders have been incorporated by
                                  reference and are filed herewith.

                          (21)    Subsidiaries of the registrant

                          (23)    Consent of independent auditors

                          (24)    Power of attorney

                                  Powers of attorney of certain directors

                          (27)    Financial Data Schedule

(b) No reports on Form 8-K were filed for the three months ended December 31, 1994.

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

                                                       PACCAR Inc
                                          --------------------------------------
                                                       Registrant

                                          /s/ C. M. Pigott             3-24-95
                                          --------------------------------------
                                          C. M. Pigott, Director, Chairman and
                                          Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ W. E. Boisvert            3-24-95                /s/ G. D. Hatchel            3-24-95
--------------------------------------               -------------------------------------
W. E. Boisvert                                       G. D. Hatchel
Executive Vice President                             Vice President
(Principal Financial Officer)                        (Principal Accounting Officer)


*/s/ M. C. Pigott             3-24-95                */s/ M. A. Tembreull         3-24-95
--------------------------------------               -------------------------------------
M. C. Pigott                                         M. A. Tembreull
Director and Vice Chairman                           Director and Vice Chairman


*/s/ D. J. Hovind             3-24-95                */s/ J. C. Pigott            3-24-95
--------------------------------------               -------------------------------------
D. J. Hovind                                         J. C. Pigott
Director and President                               Director and Audit Committee Member


*/s/ J. M. Fluke, Jr.         3-24-95                */s/ J. W. Pitts             3-24-95
--------------------------------------               -------------------------------------
J. M. Fluke, Jr.                                     J. W. Pitts
Director and Audit Committee Member                  Director and Chairman of
                                                     Audit Committee


*/s/ H. J. Haynes             3-24-95                */s/ J. H. Wiborg            3-24-95
--------------------------------------               -------------------------------------
H. J. Haynes                                         J. H. Wiborg
Director                                             Director


*/s/ R. P. Cooley             3-24-95                */s/ C. H. Hahn              3-24-95
--------------------------------------               -------------------------------------
R. P. Cooley                                         C. H. Hahn
Director                                             Director

* Pursuant to power of attorney

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a)(1) AND (2), (c) AND (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1994

                          PACCAR INC AND SUBSIDIARIES

                              BELLEVUE, WASHINGTON

FORM 10-K -- ITEM 14(A)(1) AND (2)
PACCAR INC AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of PACCAR Inc and subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 1994 are incorporated by reference in Item 8:

                 Consolidated Balance Sheets
                          -- December 31, 1994 and 1993

                 Consolidated Statements of Income
                          -- Years Ended December 31, 1994, 1993 and 1992

                 Consolidated Statements of Stockholders' Equity
                          -- Years Ended December 31, 1994, 1993 and 1992

                 Consolidated Statements of Cash Flows
                          -- Years Ended December 31, 1994, 1993 and 1992

                 Notes to Consolidated Financial Statements
                          -- December 31, 1994, 1993 and 1992

The following consolidated financial statement schedule of PACCAR Inc and consolidated subsidiaries is included in Item 14(d):

                 Schedule II -- Allowances for Losses


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          PACCAR INC AND SUBSIDIARIES
                      SCHEDULE II - ALLOWANCES FOR LOSSES
                             (MILLIONS OF DOLLARS)

                                                               Additions
                                            Balance at         Charged to                                 Balance
Year Ended                                  Beginning          Costs and                                  at End
December 31:                                of Period           Expenses           Deductions(1)         of Period
------------                                ---------          ----------          ----------            ---------
     1994
(A) Manufacturing                             $ 2.2               $ 1.3               $ (.8)               $ 4.3
(B) Financial Services                         32.9                 4.0                (4.2)                41.1
                                              -----               -----               -----                -----
                                              $35.1               $ 5.3               $(5.0)               $45.4

     1993
(A) Manufacturing                             $ 3.0               $                   $  .8                $ 2.2
(B) Financial Services                         30.9                 9.2                 7.2                 32.9
                                              -----               -----              ------                -----
                                              $33.9               $ 9.2               $ 8.0                $35.1

     1992
(A) Manufacturing                             $ 3.0               $  .2               $  .2                $ 3.0
(B) Financial Services                         31.4                13.8                14.3                 30.9
                                              -----               -----               -----                -----
                                              $34.4               $14.0               $14.5                $33.9

(A)      Allowance for losses deducted from trade receivables.
(B) Allowance for losses deducted from notes, contracts, and other receivables.
(1) Uncollectible trade receivables, notes, contracts and other receivables written off, net of recoveries.