Form 10-Q
period 1995-03-31
PACCAR INC
filed 1995-05-10
CIK 75362

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                       For the period ended March 31, 1995

                           Commission File No. 0-6394





                                   PACCAR Inc
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                Delaware                                91-0351110
- ----------------------------------        --------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)




  777 - 106th Ave. N.E., Bellevue, WA                                  98004
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                           (Zip Code)


                                 (206) 455-7400
- --------------------------------------------------------------------------------
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


       Common Stock, $12 par value--38,859,530 shares as of April 30, 1995
       -------------------------------------------------------------------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           PACCAR Inc AND SUBSIDIARIES
- --------------------------------------------------------------------------------
                                      INDEX
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION:

  ITEM 1.  FINANCIAL STATEMENTS:

     Consolidated Statements of Income --
       Three Months Ended March 31, 1995 and 1994.......................     3

     Condensed Consolidated Balance Sheets --
       March 31, 1995, and December 31, 1994............................     4

     Condensed Consolidated Statements of Cash Flows --
       Three Months Ended March 31, 1995 and 1994.......................     6

     Notes to Consolidated Financial Statements.........................     7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION...........................     8


PART II. OTHER INFORMATION:

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    10

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................    10


SIGNATURE...............................................................    11


INDEX TO EXHIBITS.......................................................    12

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


- -------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
(Millions except per share amounts)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Three Months Ended March 31                                     1995       1994
- -------------------------------------------------------------------------------
MANUFACTURING:
Revenues
Net sales                                                   $1,123.7     $986.3
Other                                                            5.9         .4
- -------------------------------------------------------------------------------
                                                             1,129.6      986.7
Costs and Expenses
Cost of sales                                                  978.7      855.0
Selling, general and administrative                             85.2       77.2
Interest                                                          .5         .5
- -------------------------------------------------------------------------------
                                                             1,064.4      932.7
- -------------------------------------------------------------------------------
Manufacturing Income Before Income Taxes                        65.2       54.0
FINANCIAL SERVICES:
Revenues                                                        59.9       46.7
Costs and Expenses
Interest and other                                              33.7       22.5
Selling, general and administrative                             10.8       10.3
Provision for losses on receivables                              4.8        1.5
- -------------------------------------------------------------------------------
                                                                49.3       34.3
- -------------------------------------------------------------------------------
Financial Services Income Before Income Taxes                   10.6       12.4
OTHER:
Investment income                                                6.5        5.0
Minority interest and other                                       .9       (3.4)
- -------------------------------------------------------------------------------
Total Income Before Income Taxes                                83.2       68.0
Income taxes                                                    28.9       24.4
- -------------------------------------------------------------------------------
Net Income                                                  $   54.3     $ 43.6
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------



Weighted average number of common shares outstanding            38.9       38.9
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Per Share Data:
Net income                                                   $   1.40     $1.12
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Dividends declared                                           $    .25     $ .25
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


- -------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets                     March 31  December 31
ASSETS (Millions of Dollars)                                  1995        1994*
- -------------------------------------------------------------------------------

MANUFACTURING:                                         (Unaudited)
Current Assets
Cash and equivalents                                      $  294.8     $  289.9
Trade receivables - net                                      272.6        232.9
Marketable securities                                        246.3        241.7
Inventories                                                  263.8        274.5
Deferred taxes and other current assets                       63.9         65.1
- -------------------------------------------------------------------------------
Total Manufacturing Current Assets                         1,141.4      1,104.1
Investments and Other                                         86.3         88.7
Property, Plant and Equipment, Net                           370.7        369.9
- -------------------------------------------------------------------------------
Total Manufacturing Assets                                 1,598.4      1,562.7
- -------------------------------------------------------------------------------



FINANCIAL SERVICES:
Cash and equivalents                                          12.5         21.4
Finance and other receivables,
  net of allowance for losses                              2,489.8      2,469.6

  Less unearned interest                                    (195.2)      (194.7)
- -------------------------------------------------------------------------------
                                                           2,294.6      2,274.9
Equipment on operating leases, net                            53.4         53.8
Other assets                                                  18.2         15.4
- -------------------------------------------------------------------------------
Total Financial Services Assets                            2,378.7      2,365.5

- -------------------------------------------------------------------------------
                                                          $3,977.1     $3,928.2
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


- -------------------------------------------------------------------------------
                                                          March 31  December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                          1995        1994*
- -------------------------------------------------------------------------------
MANUFACTURING:                                         (Unaudited)
Current Liabilities
Accounts payable and accrued expenses                     $  617.1     $  620.3
Income taxes                                                  41.7         22.5
Dividend payable                                                           77.7
Other                                                           .5          1.8
- -------------------------------------------------------------------------------
Total Manufacturing Current Liabilities                      659.3        722.3
Long-Term Debt                                                11.0         11.1
Other                                                        104.7         85.7
- -------------------------------------------------------------------------------
Total Manufacturing Liabilities                              775.0        819.1
- -------------------------------------------------------------------------------
FINANCIAL SERVICES:
Accounts payable and accrued expenses                         36.4         70.6
Commercial paper and bank loans                              797.8        687.7
Long-term debt                                               994.9        999.9
Deferred income taxes and other                              140.6        143.5
- -------------------------------------------------------------------------------
Total Financial Services Liabilities                       1,969.7      1,901.7
- -------------------------------------------------------------------------------

MINORITY INTEREST                                             24.9         32.9

STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 1,000,000 shares, none issued
Common stock, $12.00 par value: Authorized 100,000,000
  shares, issued 38,859,530 shares                           466.3        466.3
Additional paid-in capital                                   218.2        218.2
Retained earnings                                            601.1        556.5
Cumulative translation and other adjustments                 (78.1)       (66.5)
- -------------------------------------------------------------------------------
Total Stockholders' Equity                                 1,207.5      1,174.5
- -------------------------------------------------------------------------------
                                                          $3,977.1     $3,928.2
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

* The December 31, 1994, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


- -------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Three Months Ended March 31                                     1995       1994
- -------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $ 34.4     $ 67.8

INVESTING ACTIVITIES:
Loans and financing leases originated                         (255.3)    (295.5)
Collections on loans and financing leases                      241.9      243.4
Net (increase) decrease in wholesale receivables               (31.1)       3.0
Marketable securities purchased                               (487.3)    (184.1)
Marketable securities sales and maturities                     488.7      185.0
Acquisition of controlling interest in affiliate,
  net of cash consolidated                                                 44.3
Acquisition of property, plant, and equipment                  (18.7)      (9.5)
Acquisition of equipment for operating leases                   (3.7)      (5.5)
Proceeds from asset disposals                                    8.8        7.4
Other                                                            3.9       (3.0)
- -------------------------------------------------------------------------------
Net Cash Used in Investing Activities                          (52.8)     (14.5)
FINANCING ACTIVITIES:
Net increase (decrease) in commercial paper and bank loans      97.9      (67.0)
Cash dividends                                                 (87.4)     (45.3)
Proceeds from long-term debt                                   133.9      187.1
Payments of long-term debt                                    (117.9)     (76.9)
- -------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities             26.5       (2.1)
Effect of exchange rate changes on cash                        (12.1)      (2.4)
- -------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Equivalents                 (4.0)      48.8
Cash and equivalents at beginning of period                    311.3      223.2
- -------------------------------------------------------------------------------
Cash and equivalents at end of period                         $307.3     $272.0
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                 (Millions of Dollars)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


NOTE A--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 1995 presentation.


NOTE B--Inventories
- -------------------------------------------------------------------------------
                                                          March 31  December 31
                                                             1995          1994
- -------------------------------------------------------------------------------
Inventories at FIFO cost:                              (Unaudited)
  Finished products                                         $203.0       $188.6
  Work in process and raw materials                          186.7        210.2
- -------------------------------------------------------------------------------

                                                             389.7        398.8
Less excess of FIFO cost over LIFO                          (125.9)      (124.3)
- -------------------------------------------------------------------------------
                                                            $263.8       $274.5
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Under the LIFO method of accounting (used for approximately 81% of March 31, 1995, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         RESULTS OF OPERATIONS:

         PACCAR set new first quarter records for sales and net income despite limited production and sales in Mexico. Compared to last year, net income increased over 24% to $54.3 million on a 14% gain in sales. Kenworth and Peterbilt divisions and PACCAR Financial Corp., the largest of the Company's financial services subsidiaries, all had excellent results.

         Manufacturing income before income taxes rose 21% compared to the year-earlier quarter. All manufacturing divisions with the exception of PACCAR's Mexican affiliate, VILPAC, S.A., reported improved sales. The improvement in profits was principally attributable to the truck segment.

         Sustained demand for Kenworth and Peterbilt products has kept backlogs high in the U.S. and Canada. Operations at plants producing for these markets remained near capacity levels.

         Combined results for PACCAR's international truck operations in Australia and the United Kingdom also improved compared to the first quarter of 1994 with higher sales and profitability. In Mexico, continued adverse economic conditions have kept VILPAC's production and sales at minimal levels.

         Sales and profits for winches and oilfield equipment compared favorably to first quarter 1994 largely due to actions taken last year to consolidate operations and diversify product offerings. The Auto Parts segment also reported improved operating results.

         For the Financial Services segment, net finance receivable portfolios increased slightly from December 31, 1994 levels but were 18% above year-earlier balances. Nearly all of PACCAR's finance and leasing operations attained higher profitability in the first quarter of 1995 compared to the first quarter of 1994. However, because of higher loan loss provisions and operating losses recorded in Mexico by VILPAC's financial subsidiary, results for the segment were below those of last year.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES




         LIQUIDITY AND CAPITAL RESOURCES:

         PACCAR's ratio of manufacturing current assets to current liabilities at March 31, 1995 increased to 1.73 from 1.53 at December 31, 1994.

         During the first quarter of 1995, the Company used cash from operations and net proceeds from borrowings (principally commercial paper and bank loans) to fund an increase in Financial Services receivables (comprised mostly of wholesale receivables), pay the special year-end and regular first quarter dividends and increase its net investment in fixed assets and equipment for operating leases. The reduction in 1995 of cash from operations is principally attributable to changes in components of working capital.

         Other information on liquidity and sources of capital as presented in the 1994 Annual Report to Stockholders continues to be relevant.

                                    FORM 10-Q

                           PACCAR Inc AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended March 31, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)  The annual meeting of stockholders was held on April 25, 1995.

    (b)  The following persons were elected to serve as directors:

       Class III - Term Expiring in 1998
       ---------------------------------
         Charles M. Pigott
         John W. Pitts
         Dr. Carl H. Hahn

     Other persons whose term of office as a director continued after the meeting:

       Class I - Term Expiring in 1996
       -------------------------------
         John M. Fluke, Jr.
         David J. Hovind
         Michael A. Tembreull
         James H. Wiborg

       Class II - Term Expiring in 1997
       --------------------------------
         Richard P. Cooley
         Harold J. Haynes
         James C. Pigott
         Mark C. Pigott

    (c)  None

    (d)  None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The exhibits filed herewith are listed in the accompanying index to exhibits.

    (b) No reports on Form 8-K have been filed for the quarter ended March 31, 1995.

                                    FORM 10-Q

                           PACCAR Inc AND SUBSIDIARIES


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             PACCAR Inc
- -----------------------------------
            (Registrant)


Date     May 10, 1995                   By /s/ G. D. Hatchel
     ------------------------------        --------------------------------
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