Form 10-K/A
period 1994-12-31
PACCAR INC
filed 1995-05-16
CIK 75362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                              Amendment No. 1 to
[X]   ANNUAL   REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF   THE
      SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
Commission File No. 0-6394

                                   PACCAR INC
           (Exact name of Registrant as specified in its charter)

                Delaware                               91-0351110
        (State of incorporation)           (I.R.S. Employer Identification No.)

  777 - 106th Ave. N.E., Bellevue, Washington             98004
   (Address of principal executive  offices)           (Zip Code)

Registrant's  telephone  number,  including  area   code     (206) 455-7400


          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $12 par value
                      Preferred Stock Purchase Rights
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing require
ments for at least the past 90 days. Yes  X   No

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

                     (g) Amended and Restated Deferred Incentive Compensation Plan (incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the year ended December 31, 1993).

               (13)  Annual report to security holders

                     Portions of the 1994 Annual Report to Shareholders have been incorporated by reference and are filed herewith.

               (21)  Subsidiaries of the registrant

               (23)  Consent of independent auditors

               (24)  Power of attorney

                     Powers of attorney of certain directors

               (27)  Financial Data Schedule

               (99)  Proxy Statement, dated March 20, 1995

     (b) No reports on Form 8-K were filed for the three months ended December 31, 1994.

     (c)   Exhibits

     (d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 1995         PACCAR Inc
                              (Registrant)


                              By: /s/  G. G. Morie
                                  ------------------------------------
                                  G. G. Morie
                                  Vice  President, General Counsel and
                                  Corporate Secretary