Form 10-Q
period 1995-06-30
PACCAR INC
filed 1995-08-09
CIK 75362

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1995

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
             For the transition period from _________ to _________

                          Commission File No. 0-6394



                                  PACCAR Inc
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            Delaware                                    91-0351110
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)




   777 - 106th Ave. N.E., Bellevue, WA                                  98004
--------------------------------------------------------------------------------
  (Address of principal executive offices)                           (Zip Code)


                                 (206) 455-7400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


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

       Common Stock, $12 par value--38,861,153 shares as of July 31, 1995

================================================================================

                                   FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES

                                     INDEX

                                                                                               Page
                                                                                               ----
PART I.  FINANCIAL INFORMATION:

    ITEM 1. FINANCIAL STATEMENTS:

        Consolidated Statements of Income --
            Three and Six Months Ended June 30, 1995 and 1994.................                   3

        Condensed Consolidated Balance Sheets --
            June 30, 1995, and December 31, 1994..............................                   4

        Condensed Consolidated Statements of Cash Flows --
            Six Months Ended June 30, 1995 and 1994...........................                   6

        Notes to Consolidated Financial Statements............................                   7

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION................................                   8


PART II. OTHER INFORMATION:

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................                  10


SIGNATURE.....................................................................                  11


INDEX TO EXHIBITS.............................................................                  12

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
(Millions except per share data)
-----------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended              Six Months Ended
                                                                  June 30                         June 30
-----------------------------------------------------------------------------------------------------------------
                                                             1995           1994               1995          1994
-----------------------------------------------------------------------------------------------------------------
MANUFACTURING:
Revenues
Net sales                                                $1,205.3       $1,070.8           $2,329.0      $2,057.1
Other                                                         1.6             .5                7.5            .9
-----------------------------------------------------------------------------------------------------------------
                                                          1,206.9        1,071.3            2,336.5       2,058.0
Costs and Expenses
Cost of sales                                             1,040.3          922.5            2,019.0       1,777.5
Selling, general and administrative                          83.9           83.6              169.1         160.8
Interest                                                       .4             .6                 .9           1.1
-----------------------------------------------------------------------------------------------------------------
                                                          1,124.6        1,006.7            2,189.0       1,939.4
-----------------------------------------------------------------------------------------------------------------
Manufacturing Income
    Before Income Taxes                                      82.3           64.6              147.5         118.6

FINANCIAL SERVICES:
Revenues                                                     63.1           51.1              123.1          97.9
Costs and Expenses
Interest and other                                           35.5           25.8               69.1          48.3
Selling, general and administrative                          11.4           10.6               22.2          20.9
Provision for losses on receivables                           2.0             .4                6.8           2.0
-----------------------------------------------------------------------------------------------------------------
                                                             48.9           36.8               98.1          71.2
-----------------------------------------------------------------------------------------------------------------
Financial Services Income
    Before Income Taxes                                      14.2           14.3               25.0          26.7

OTHER:
Investment income                                             6.5            5.8               12.9          10.8
Minority interest and other                                    .5           (5.8)               1.3          (9.2)
-----------------------------------------------------------------------------------------------------------------
Total Income Before Income Taxes                            103.5           78.9              186.7         146.9
Income taxes                                                 38.4           28.3               67.3          52.7
-----------------------------------------------------------------------------------------------------------------
Net Income                                               $   65.1       $   50.6           $  119.4      $   94.2
=================================================================================================================

Weighted average number of
  common shares outstanding                                  38.9           38.9               38.9          38.9
=================================================================================================================

Per Share Data:
Net income                                               $   1.67       $   1.30           $   3.07      $   2.42
=================================================================================================================
Dividends declared                                       $    .25       $    .25           $    .50      $    .50
=================================================================================================================

See Notes to Consolidated Financial Statements.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES



---------------------------------------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets                                              June 30         December 31
ASSETS (Millions of Dollars)                                                         1995                1994*
---------------------------------------------------------------------------------------------------------------
MANUFACTURING:                                                                  (Unaudited)
Current Assets
Cash and equivalents                                                              $  267.7            $  289.9
Trade receivables, net                                                               298.8               232.9
Marketable securities                                                                251.5               241.7
Inventories                                                                          252.2               274.5
Deferred taxes and other current assets                                               69.6                65.1
---------------------------------------------------------------------------------------------------------------
Total Manufacturing Current Assets                                                 1,139.8             1,104.1
Investments and Other                                                                 94.0                88.7
Property, Plant and Equipment, Net                                                   376.2               369.9
---------------------------------------------------------------------------------------------------------------
Total Manufacturing Assets                                                         1,610.0             1,562.7
---------------------------------------------------------------------------------------------------------------

FINANCIAL SERVICES:
Cash and equivalents                                                                  12.1                21.4
Finance and other receivables,
   net of allowance for losses                                                     2,609.1             2,469.6
  Less unearned interest                                                            (208.5)             (194.7)
---------------------------------------------------------------------------------------------------------------
                                                                                   2,400.6             2,274.9
Equipment on operating leases, net                                                    51.3                53.8
Other assets                                                                          18.0                15.4
---------------------------------------------------------------------------------------------------------------
Total Financial Services Assets                                                    2,482.0             2,365.5
---------------------------------------------------------------------------------------------------------------
                                                                                  $4,092.0            $3,928.2
===============================================================================================================

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES



-------------------------------------------------------------------------------------------------------------
                                                                                   June 30        December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                                 1995               1994*
-------------------------------------------------------------------------------------------------------------
MANUFACTURING:                                                                  (Unaudited)
Current Liabilities
Accounts payable and accrued expenses                                             $  615.2           $  620.3
Income taxes                                                                          20.5               22.5
Dividend payable                                                                                         77.7
Other                                                                                   .5                1.8
-------------------------------------------------------------------------------------------------------------
Total Manufacturing Current Liabilities                                              636.2              722.3
Long-Term Debt                                                                        10.9               11.1
Other                                                                                104.1               85.7
-------------------------------------------------------------------------------------------------------------
Total Manufacturing Liabilities                                                      751.2              819.1
-------------------------------------------------------------------------------------------------------------
FINANCIAL SERVICES:
Accounts payable and accrued expenses                                                 46.8               70.6
Commercial paper and bank loans                                                      826.1              687.7
Long-term debt                                                                     1,035.6              999.9
Deferred income taxes and other                                                      138.9              143.5
-------------------------------------------------------------------------------------------------------------
Total Financial Services Liabilities                                               2,047.4            1,901.7
-------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                     25.6               32.9

STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 1,000,000 shares, none issued
Common stock, $12 par value: Authorized 100,000,000
  shares, issued 38,859,530 shares                                                   466.3              466.3
Additional paid-in capital                                                           218.5              218.2
Retained earnings                                                                    656.4              556.5
Currency translation and other adjustments                                           (73.4)             (66.5)
-------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                         1,267.8            1,174.5
-------------------------------------------------------------------------------------------------------------
                                                                                  $4,092.0           $3,928.2
=============================================================================================================

* The December 31, 1994, condensed consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES



---------------------------------------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)

Six Months Ended June 30                                                            1995                1994
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $  74.8             $ 101.0

INVESTING ACTIVITIES:
Finance receivables originated                                                      (603.3)             (564.2)
Collections on finance receivables                                                   474.8               403.3
Net (increase) decrease in wholesale receivables                                     (25.6)               32.0
Marketable securities purchased                                                     (752.8)             (772.5)
Marketable securities sales and maturities                                           752.3               775.0
Acquisition of controlling interest in affiliate,
  net of cash consolidated                                                                                44.3
Acquisition of property, plant and equipment                                         (36.7)              (20.3)
Acquisition of equipment for operating leases                                         (5.8)              (10.9)
Proceeds from asset disposals                                                         15.5                11.2
Other                                                                                 (3.1)               (3.5)
---------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                               (184.7)             (105.6)

FINANCING ACTIVITIES:
Net increase (decrease) in commercial paper and bank loans                           146.2              (153.5)
Cash dividends                                                                       (97.1)              (55.0)
Proceeds of long-term debt                                                           243.1               352.8
Payment of long-term debt                                                           (205.2)              (90.3)
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                             87.0                54.0

Effect of exchange rate changes on cash                                               (8.6)               (4.2)
---------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Equivalents                                      (31.5)               45.2

Cash and equivalents at beginning of period                                          311.3               223.2
---------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                              $ 279.8             $ 268.4
===============================================================================================================

See Notes to Consolidated Financial Statements.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements               (Millions of Dollars)
-------------------------------------------------------------------------------

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

NOTE B--Inventories
---------------------------------------------------------------------------------------------
                                                              June 30            December 31
                                                                1995                   1994
---------------------------------------------------------------------------------------------
Inventories at FIFO cost:                                  (Unaudited)
  Finished products                                            $206.0                 $188.6
  Work in process and raw materials                             175.0                  210.2
---------------------------------------------------------------------------------------------
                                                                381.0                  398.8
Less excess of FIFO cost over LIFO                             (128.8)                (124.3)
---------------------------------------------------------------------------------------------
                                                               $252.2                 $274.5
=============================================================================================

Under the LIFO method of accounting (used for approximately 82% of June 30, 1995, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of 1995 year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


          RESULTS OF OPERATIONS:

          PACCAR reached a new all-time high for consolidated sales in the second quarter, and recorded net income of $65.1 million which represented record earnings from operations. For the first half, net sales increased 13 percent while net income gained 27 percent compared to year-earlier amounts. Nearly all of PACCAR's divisions reported improved results in 1995, which more than offset the marginally unprofitable Mexican operations.

          Manufacturing income before taxes rose 27% for the quarter and 24% for the year-to-date compared to 1994. All major divisions including truck, winch, oilfield equipment and auto parts reported improved sales and profits.

          While manufacturing profits increased, gross margin percentages declined slightly compared to 1994. The effect of severe sales declines at PACCAR's Mexican affiliate, VILPAC, S.A., offset percentage improvements attained by the Company's other truck operations.

          Truck backlog levels at the end of the second quarter remained high in the U.S. and Canada. Operations at plants producing for these markets continued at near capacity levels.

          Among PACCAR's international truck operations, the pending expiration of a tax incentive helped boost sales and profits in Australia. However, continuing poor economic conditions in Mexico severely limited sales for VILPAC.

          PACCAR's other product areas include winches, oilfield equipment and auto parts. All three divisions attained significant profitability improvements on higher sales for both the second quarter and first half of 1995 compared to last year. Oilfield equipment results benefited from consolidation of operations and the acquisition of a new product line in 1994. For the Auto Parts segment, increases in comparable store sales drove the improvement in results.

          In the Financial Services segment, net finance receivable portfolios increased by over 5% compared to December 31, 1994, levels, and advanced more than 18% above prior year balances. Nearly all of PACCAR's finance and leasing operations attained higher profitability in the second quarter and first half of 1995 compared to the corresponding periods of 1994. However, improvements in both the first and second quarters, attributable to loan and lease portfolio growth, were offset by higher loan loss provisions and operating losses recorded in Mexico by VILPAC's financial subsidiary.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES



          LIQUIDITY AND CAPITAL RESOURCES:

          PACCAR's ratio of manufacturing current assets to current liabilities at June 30, 1995, improved to 1.79, from 1.53 at year-end.

          In the first half of 1995, the Company used cash from operations together with net borrowings and cash reserves to fund the net increase in Financial Services receivables, pay the special year-end and regular quarterly cash dividends, and increase its net investment in fixed assets and equipment for operating leases. The net increase in borrowings consisted primarily of commercial paper and short-term bank loans. The decrease in 1995 of cash from operations is principally attributable to changes in components of working capital.

          Other information on liquidity and sources of capital as presented in the 1994 Annual Report to Stockholders continues to be relevant.

                                   FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES
                           PART II--OTHER INFORMATION


For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended June 30, 1995.

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits. The exhibits filed herewith are listed in the accompanying index to exhibits.

   (b) No reports on Form 8-K have been filed for the quarter ended June 30, 1995.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           PACCAR Inc
--------------------------------
          (Registrant)


   Date  August 8, 1995                 By  /s/ G. D. Hatchel
         --------------                     -------------------------------
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

 4 Instruments defining the rights of security holders, including indentures:

       (a) Rights agreement dated as of December 21, 1989, between PACCAR Inc and First Chicago Trust Company of New York setting forth the terms of the Series A Junior Participating Preferred Stock, no par value per share (incorporated by reference to Exhibit 1 of the Current Report on Form 8-K of PACCAR Inc, dated December 27, 1989).

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

       (e) Forms of Medium-Term Note, Series F (incorporated by reference to Exhibits 4.3A, 4.3B and 4.3C to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated May 26, 1992, Registration Number 33-48118).

            Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series F (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated May 26, 1992, Registration Number 33-48118).

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES

                               INDEX TO EXHIBITS


Exhibit (in order of assigned index numbers)

       (f) Forms of Medium-Term Note, Series G (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated December 8, 1993, Registration Number 33-51335).

            Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series G (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated December 8, 1993, Registration Number 33-51335).

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