Form 10-Q
period 1995-09-30
PACCAR INC
filed 1995-11-07
CIK 75362

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

               For the quarterly period ended September 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes  X   No_____
                                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock, $12 par value--38,861,153 shares as of October 31, 1995


================================================================================

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
________________________________________________________________________________
                                     INDEX

                                                                                                  Page
                                                                                                  ----
PART I.  FINANCIAL INFORMATION:

     ITEM 1.  FINANCIAL STATEMENTS:

     Consolidated Statements of Income --
       Three and Nine Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . .       3

     Condensed Consolidated Balance Sheets --
       September 30, 1995, and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . .       4

     Condensed Consolidated Statements of Cash Flows --
       Nine Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . .       6

     Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . .       7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION   . . . . . . . . . . . . . . . . . . . . .       8

PART II. OTHER INFORMATION:

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . .      10

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
(Millions except per share data)
===================================================================================================================================
                                                                               Three Months Ended               Nine Months Ended
                                                                                  September 30                     September 30
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              1995        1994              1995            1994
-----------------------------------------------------------------------------------------------------------------------------------
MANUFACTURING:
Revenues
Net sales                                                                  $1,147.0       $1,114.5         $3,476.0        $3,171.6
Other                                                                           1.2            1.1              8.7             2.0
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            1,148.2        1,115.6          3,484.7         3,173.6
Costs and Expenses
Cost of sales                                                                 992.3          960.3          3,011.3         2,737.8
Selling, general and administrative                                            81.7           88.1            250.9           248.9
Interest                                                                         .5             .8              1.4             1.9
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            1,074.5        1,049.2          3,263.6         2,988.6
-----------------------------------------------------------------------------------------------------------------------------------
Manufacturing Income
  Before Income Taxes                                                          73.7           66.4            221.1           185.0

FINANCIAL SERVICES:
Revenues                                                                       65.1           54.9            188.2           152.8

Costs and Expenses
Interest and other                                                             36.4           27.9            105.5            76.2
Selling, general and administrative                                            11.3           10.4             33.5            31.3
Provision for losses on receivables                                             2.8             .6              9.6             2.6
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               50.5           38.9            148.6           110.1
-----------------------------------------------------------------------------------------------------------------------------------
Financial Services Income
  Before Income Taxes                                                          14.6           16.0             39.6            42.7
OTHER:
Investment income                                                               7.1            6.1             20.1            16.9
Minority interest and other                                                    13.6           (5.2)            14.9           (14.4)
-----------------------------------------------------------------------------------------------------------------------------------
Total Income Before Income Taxes                                              109.0           83.3            295.7           230.2
Income taxes                                                                   40.7           30.1            108.0            82.8
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                   $ 68.3         $ 53.2         $  187.7        $  147.4
===================================================================================================================================

Weighted average number of
  common shares outstanding                                                    38.9           38.9             38.9            38.9
===================================================================================================================================

Per Share Data:
Net income                                                                   $ 1.76         $ 1.37         $   4.83        $   3.79
===================================================================================================================================

Dividends declared                                                           $  .25         $  .25         $    .75        $    .75
===================================================================================================================================

See Notes to Consolidated Financial Statements.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES


-----------------------------------------------------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets                                                          September 30       December 31
ASSETS (Millions of Dollars)                                                                           1995             1994*
=============================================================================================================================
MANUFACTURING                                                                                  (Unaudited)

Current Assets

Cash and equivalents                                                                               $  171.0          $  289.9

Trade receivables, net                                                                                289.4             232.9

Marketable securities                                                                                 405.0             241.7

Inventories                                                                                           251.0             274.5

Deferred taxes and other current assets                                                                58.3              65.1
-----------------------------------------------------------------------------------------------------------------------------

Total Manufacturing Current Assets                                                                  1,174.7           1,104.1

Investments and Other                                                                                  86.8              88.7

Property, Plant and Equipment, Net                                                                    421.3             369.9
-----------------------------------------------------------------------------------------------------------------------------
Total Manufacturing Assets                                                                          1,682.8           1,562.7
-----------------------------------------------------------------------------------------------------------------------------




FINANCIAL SERVICES:

Cash and equivalents                                                                                   13.1              21.4

Finance and other receivables,
      net of allowance for losses                                                                   2,756.7           2,469.6

  Less unearned interest                                                                             (211.9)           (194.7)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    2,544.8           2,274.9

Equipment on operating leases, net                                                                     48.8              53.8

Other assets                                                                                           19.1              15.4
-----------------------------------------------------------------------------------------------------------------------------
Total Financial Services Assets                                                                     2,625.8           2,365.5


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   $4,308.6          $3,928.2
=============================================================================================================================

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES


-----------------------------------------------------------------------------------------------------------------------------
                                                                                               September 30       December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                   1995             1994*
=============================================================================================================================
MANUFACTURING                                                                                   (Unaudited)

Current Liabilities

Accounts payable and accrued expenses                                                              $  619.1          $  620.3

Income taxes                                                                                           28.4              22.5

Dividend payable                                                                                                         77.7

Other                                                                                                    .5               1.8
-----------------------------------------------------------------------------------------------------------------------------
Total Manufacturing Current Liabilities                                                               648.0             722.3

Long-Term Debt                                                                                         10.8              11.1

Other                                                                                                 125.4              85.7
-----------------------------------------------------------------------------------------------------------------------------
Total Manufacturing Liabilities                                                                       784.2             819.1
-----------------------------------------------------------------------------------------------------------------------------
FINANCIAL SERVICES:

Accounts payable and accrued expenses                                                                  37.5              70.6

Commercial paper and bank loans                                                                       912.8             687.7

Long-term debt                                                                                      1,105.9             999.9

Deferred income taxes and other                                                                       142.2             143.5
-----------------------------------------------------------------------------------------------------------------------------
Total Financial Services Liabilities                                                                2,198.4           1,901.7
-----------------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                                                        32.9

STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 1,000,000 shares, none issued

Common stock, $12 par value:  Authorized 100,000,000
  shares, issued 38,861,153 shares                                                                    466.3             466.3
Additional paid-in capital                                                                            218.6             218.2
Retained earnings                                                                                     715.0             556.5
Currency translation and unrealized investment adjustments                                            (73.9)            (66.5)
-----------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                          1,326.0           1,174.5
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   $4,308.6          $3,928.2
=============================================================================================================================


* The December 31, 1994, condensed consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                   FORM 10-Q

                         PACCAR Inc AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)
==============================================================================================================================
Nine Months Ended September 30                                                                             1995          1994
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                 $186.4        $172.4

INVESTING ACTIVITIES:

Finance receivables originated                                                                            (936.7)       (877.8)

Collections on finance receivables                                                                         721.3         617.8

Net (increase) decrease in wholesale receivables                                                           (81.8)         34.4

Marketable securities purchased                                                                         (1,546.2)     (1,073.4)

Marketable securities sales and maturities                                                               1,396.8       1,079.9

Acquisition of additional interest in affiliate,
  net of cash consolidated in 1994                                                                         (45.0)         44.3

Acquisition of property, plant and equipment                                                               (53.4)        (32.6)

Acquisition of equipment for operating leases                                                               (7.4)        (14.8)

Proceeds from asset disposals                                                                               21.0          17.5

Other                                                                                                        (.2)         (5.6)
------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                                     (531.6)       (210.3)

FINANCING ACTIVITIES:

Net increase (decrease) in commercial paper and bank loans                                                 227.2         (98.9)

Cash dividends                                                                                            (106.8)        (64.7)

Proceeds of long-term debt                                                                                 421.2         450.5

Payment of long-term debt                                                                                 (314.0)       (154.8)
------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                                  227.6         132.1

Effect of exchange rate changes on cash                                                                     (9.6)         (6.0)
------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Equivalents                                                           (127.2)         88.2

Cash and equivalents at beginning of period                                                                311.3         223.2
------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                                     $184.1        $311.4
==============================================================================================================================

See Notes to Consolidated Financial Statements.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES

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


NOTE B--Inventories

----------------------------------------------------------------------------------------------------------------------------------
                                                                                               September 30            December 31
                                                                                                      1995                   1994
----------------------------------------------------------------------------------------------------------------------------------
Inventories at FIFO cost:                                                                        (Unaudited)
     Finished products                                                                               $198.1                 $188.6
     Work in process and raw materials                                                                183.8                  210.2
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      381.9                  398.8
Less excess of FIFO cost over LIFO                                                                   (130.9)                (124.3)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $251.0                 $274.5
==================================================================================================================================

Under the LIFO method of accounting (used for approximately 82% of September 30, 1995, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of 1995 year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS:

         PACCAR's net income and sales for the third quarter and first nine months of 1995 posted gains over the corresponding prior year periods. Net income improved 27% on a sales increase of over 9% for the first nine months. For the third quarter, net income increased 28% on a 3% gain in sales.

         The Company's earnings for the third quarter and first nine months of 1995 included a $7.5 million after-tax gain from the favorable resolution of litigation involving insurance reimbursements for environmental costs incurred in prior years. The nonrecurring gain is included as a component of minority interest and other in the accompanying consolidated statements of income.

         Manufacturing income before taxes rose 11% for the quarter and more than 19% year-to-date compared to 1994. While manufacturing gross profits increased, gross margin percentages declined slightly compared to 1994. The effect of severe sales declines at VILPAC, S.A., PACCAR's Mexican truck manufacturing subsidiary, and the work stoppage that began in August at the Canadian truck plant offset percentage improvements attained by the Company's other truck operations.

         PACCAR's truck production levels have remained at near capacity through the first nine months of 1995 and the Company has produced more medium and heavy duty trucks over this period than at any comparable time in its history. The Company has produced more than 40,000 Class 8 heavy duty trucks worldwide, an increase of 4% compared to the same period a year ago. The Company expects to continue production in the United States at approximately the same level for the remainder of the year, however there has been a general slowing for Class 8 truck orders throughout the industry, and moderate downward adjustments in production rates are anticipated for 1996.

         In Canada, on August 8, 1995, approximately 850 employees went on strike at the Company's Ste. Therese, Quebec facility. The Canadian strike had a modest impact on manufacturing income before taxes in the third quarter. Given the current trend in new truck orders, PACCAR expects that if the work stoppage continues, it will have a minimal effect on fourth quarter earnings.

         On August 31, 1995, PACCAR acquired full ownership of VILPAC, its Mexican subsidiary. The Company had previously owned 55% of the operation, which produces Kenworth heavy duty trucks for distribution primarily in Mexico. PACCAR relocated its North American Kenworth Class 7 production from its Canadian plant to VILPAC during the third quarter. VILPAC's Class 7 units will now be exported both to the United States and internationally, as well as supplying the domestic Mexican market. The first export unit, a Kenworth T300, is scheduled for delivery to Chile in October.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES

         Combined sales and profits for PACCAR's truck operations in Australia, Mexico and the United Kingdom in the third quarter and first nine months were down in comparison to the corresponding periods in 1994. Continuing economic difficulties in Mexico contributed to VILPAC's marginally unprofitable results in the third quarter and first nine months of 1995. In Australia, third quarter sales and profits trailed the prior year amounts while year-to-date results remained ahead of last year.

         PACCAR's other product areas include auto parts, winches and oilfield equipment. All three divisions showed improved profits for both the quarter and first nine months versus their comparable periods in 1994. Winches and oilfield equipment increased sales in the third quarter and year-to-date over year-earlier levels. Auto parts sales for the quarter were comparable to third quarter, 1994 leaving the nine-month total slightly ahead of last year.

         In the Financial Services segment, net finance receivable portfolios continue to reflect significant growth. September 1995 balances grew more than 11% over year-end 1994 levels, and 20% over year-earlier balances. Nearly all of PACCAR's finance and leasing operations attained higher profitability in the third quarter and first nine months of 1995 compared to the corresponding periods of 1994.
         However, improvements in the current year attributable to loan and lease portfolio growth, were offset by operating losses resulting from loan loss provisions recorded in Mexico by VILPAC's financial subsidiary.

         Investment income grew in 1995 as a result of higher overall yields combined with larger investable balances.


         LIQUIDITY AND CAPITAL RESOURCES:

         PACCAR's ratio of manufacturing current assets to current liabilities at September 30, 1995, increased to 1.81 compared to 1.53 at year-end.

         In the first nine months of 1995, the Company utilized cash from operations together with net borrowings to fund the growth in Financial Services receivables, pay the special year-end and regular quarterly dividends, and increase its net investment in fixed assets. Approximately two-thirds of the net borrowings consisted of commercial paper and short-term bank loans and the balance represented proceeds from additional long-term debt, net of repayments. The Company also invested an additional portion of its cash reserves in marketable securities. As previously mentioned, PACCAR's Mexican affiliate, VILPAC, became a wholly-owned subsidiary when the Company acquired full ownership during the third quarter. The exchange rate effect primarily reflects the impact of the continuing weakness of the Mexican peso.

         Other information on liquidity and sources of capital as presented in the 1994 Annual Report to Stockholders continues to be relevant.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
                           PART II--OTHER INFORMATION


For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended September 30, 1995.

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

         (b) No reports on Form 8-K have been filed for the quarter ended September 30, 1995.

                                   FORM 10-Q

                          PACCAR Inc AND SUBSIDIARIES
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              PACCAR Inc
--------------------------------------
             (Registrant)


Date November 6, 1995                 By /s/ G. D. Hatchel
    -----------------------------        ---------------------------------
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

 4 Instruments defining the rights of security holders, including indentures:

         (a) Rights agreement dated as of December 21, 1989, between PACCAR Inc and First Chicago Trust Company of New York, setting forth the terms of the Series A Junior Participating Preferred Stock, no par value per share (incorporated by reference to Exhibit 1 of the Current Report on Form 8-K of PACCAR Inc, dated December 27, 1989).

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

         (d) Forms of Medium-Term Note, Series E (incorporated by reference to Exhibits 4.3A, 4.3B and 4.3C to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated June 23, 1989, Registration Number 33-29434, and Forms of Medium-Term Note, Series E, incorporated by reference to Exhibit 4.3B.1 to PACCAR Financial Corp.'s Current Report on Form 8-K, dated December 19, 1991, under Commission File Number 0-12553).

                 Letter of Representation among PACCAR Financial Corp., Citibank, N.A., and the Depository Trust Company, Series E, dated July 6, 1989 (incorporated by reference to Exhibit 4.3 of PACCAR Financial Corp.'s Annual Report on Form 10-K, dated March 29, 1990, File Number 0-12553).

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

27       Financial Data Schedule.