Form 10-K405
period 1995-12-31
PACCAR INC
filed 1996-03-25
CIK 75362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

Commission File No. 0-6394
                                   PACCAR INC
--------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

                DELAWARE                               91-0351110
--------------------------------------   --------------------------------------
      (State of incorporation)            (I.R.S. Employer Identification No.)

    777 - 106TH AVE. N.E., BELLEVUE, WASHINGTON                        98004
--------------------------------------------------------------------------------
   (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code   (206) 455-7400
                                                   ------------------


             Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $12 par value
                           Preferred Stock Purchase Rights
--------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996:
                    COMMON STOCK, $12 PAR VALUE -- $1,636,758,926

The number of shares outstanding of the issuer's classes of common stock, as of March 1, 1996:
                   COMMON STOCK, $12 PAR VALUE -- 38,862,359 SHARES


                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held on April 30, 1996 are incorporated by reference into Part III.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS

  (a) General Development of Business

  PACCAR Inc (the Company), incorporated under the laws of Delaware in 1971, is the successor to Pacific Car and Foundry Company which was incorporated in Washington in 1924. The Company traces its predecessors to Seattle Car Manufacturing Company formed in 1905.

  In the U.S., the Company's manufacturing operations are conducted through unincorporated manufacturing divisions and a wholly owned subsidiary. Each of the divisions and the subsidiary are responsible for at least one of the Company's products. That responsibility includes new product development, applications engineering, manufacturing and marketing. Outside the U.S., the Company manufactures and sells through wholly owned foreign subsidiary companies in Canada, Australia and Mexico, and the United Kingdom through a wholly owned U.S. subsidiary. In August 1995, the Company acquired the remaining 45% ownership of VILPAC, S.A. (VILPAC), its Mexican affiliate. An export sales division generally is responsible for export sales. Product financing and leasing is offered through U.S. and foreign finance subsidiaries. A U.S. subsidiary is responsible for retail automotive parts sales.

  (b) Financial Information About Industry Segments and Geographic Areas

  Information about the Company's industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on pages 38 and 39 of the Annual Report to Stockholders for the year ended December 31, 1995 and is incorporated herein by reference.

  (c) Narrative Description of Business

  The Company has three principal industry segments, (1) manufacture of heavy-duty trucks and distribution of related parts, (2) automotive parts sales and related services, and (3) finance and leasing services provided to customers and dealers. Manufactured products also include industrial winches and oilfield equipment. The Company competes in the truck parts aftermarket primarily through its dealer network. It sells general automotive parts and accessories through retail outlets. The Company's finance and leasing activities are principally related to Company products and associated equipment.


TRUCKS

  The Company designs and manufactures trucks which are marketed under the Peterbilt, Kenworth, and Foden nameplates in the Class 8 diesel category (having a minimum gross vehicle weight of 33,000 pounds). These vehicles, which are built in five plants in the U.S. and one each in Australia, Canada, the United Kingdom and Mexico, are used worldwide for over-the-road and off-highway heavy-duty hauling of freight, petroleum, wood products, construction and other materials. Heavy-duty trucks and related service parts are the largest segment of the Company's business, accounting for 89% of total 1995 revenues.

  The Company competes in the North American Class 6/7 markets with cab-over-engine and conventional models. These medium-duty trucks are assembled at several PACCAR factories in North America. In the third quarter of 1995, the Company relocated Kenworth North American Class 7 production from Ste. Therese, Canada to VILPAC, its Mexican subsidiary in Mexicali, Mexico. This line of business represents a small percentage of the Company's sales to date.

  Trucks are sold to independent dealers for resale. The Company's U.S. independent dealer network consists of 292 outlets. Trucks manufactured in the U.S. for export are marketed by PACCAR International, a U.S. division. Those sales are made through a worldwide network of 38 dealers. Trucks manufactured in Canada, Australia, Mexico and the United Kingdom are marketed domestically through independent dealers and factory branches; trucks manufactured in these countries for export are also marketed by PACCAR International.

  The Company's trucks are essentially custom products and have a reputation for high quality. Major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to customer specifications.

  Raw materials and other components used in the manufacture of trucks are purchased from a number of suppliers. The Company is not limited to any single source for any major component. No significant shortages of materials or components were experienced in 1995 and none are expected in 1996. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

  Replacement truck parts are sold and delivered to the Company's independent dealers through the PACCAR Parts Division. Parts are both manufactured by PACCAR and purchased from various suppliers. Replacement parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery.

  There were six principal competitors in the U.S. Class 8 truck market in 1995. PACCAR's share of that market was approximately 21% of registrations in 1995. The market is highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

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

  The Company's truck sales backlog (subject to cancellation in certain events) at year-end 1995 was approximately $2 billion. This compares with $3.1 billion at year-end 1994. Production of the year-end 1995 backlog is expected to be completed during 1996.

  The number of persons employed by the Company in its truck business at December 31, 1995 was approximately 10,000.

OTHER MANUFACTURED PRODUCTS

  Other products manufactured by the Company account for 3% of total 1995 revenues. This group includes industrial winches and oilfield extraction pumps and service equipment. Winches are manufactured in two U.S. plants and are marketed under the Braden, Carco, and Gearmatic nameplates. Oilfield extraction pumps and service equipment are marketed under the Trico, Kobe, Unidraulic and Oilmaster nameplates through the Company's wholly owned subsidiary, Trico. In 1995 Trico relocated its headquarters and consolidated its manufacturing to locations in Texas. The markets for all of these products are highly competitive and the Company competes with a number of well established firms.

  The Braden, Carco, Gearmatic, Trico, Kobe, Unidraulic and Oilmaster trademarks and trade names are recognized internationally and play an important role in the marketing of those products. The Company has an ongoing program of trademark and trade name protection in all relevant marketing areas.

AUTOMOTIVE PARTS

  The Company purchases and sells general automotive parts and accessories, which account for 4% of total 1995 revenues, through 124 retail locations under the names of Grand Auto and Al's Auto Supply. These locations are supplied from the Company's distribution warehouses.

FINANCE COMPANIES

  In North America, Australia and the United Kingdom, the Company provides financing principally for its manufactured trucks through five wholly owned finance companies. These companies provide inventory financing for independent dealers selling PACCAR products and retail and lease financing for new and used Class 6, 7 and 8 trucks and other transportation equipment sold by its independent dealers. Customer contracts are secured by the products financed.

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

  RESEARCH AND DEVELOPMENT

  The Company maintains a technical center where product testing and research and development activities are conducted. Additional product development activities are conducted within each separate manufacturing division. Amounts spent on research and development were approximately $37 million in 1995, $35 million in 1994 and $22 million in 1993.

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

  EMPLOYEES

  On December 31, 1995, the Company employed a total of approximately 14,000 persons.


ITEM 2.  PROPERTIES

  The Company and its subsidiaries own and operate manufacturing plants in five U.S. states, Canada, Australia, Mexico and the United Kingdom. Several parts distribution centers, sales and service facilities and finance and administrative offices are also operated in owned or leased premises in these five countries. A facility for product testing and research and development is located in Skagit County, Washington. Retail auto parts sales locations are primarily in leased premises in five western states. The Company's corporate headquarters is located in owned premises in Bellevue, Washington.

  The Company considers substantially all of the properties used by its businesses to be suitable for their intended purposes. Due to improved business conditions in 1995 in the markets served by the Company's business segments, many of the Company's manufacturing facilities operated at or near their productive capacities.

  Geographical locations of manufacturing plants within indicated industry segments are as follows:

                                                                United
                      U.S.      Canada   Australia    Mexico    Kingdom
          Trucks        5         1          1          1          1
          Other         4         -          -          -          -

    Properties located in Torrance, and Huntington Park, California; Bradford, Pennsylvania; and Seattle, Washington are being held for sale. These properties were originally obtained principally as a result of business acquisitions in 1987 and 1988.


ITEM 3.  LEGAL PROCEEDINGS

    The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company's consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    Common Stock Market Prices and Dividends on page 40 of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

    Selected Financial Data on page 41 of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 through 24 of the Annual Report to Stockholders for the year ended December 31, 1995 is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated herein by reference:

    Consolidated Balance Sheets
         -- December 31, 1995 and 1994

    Consolidated Statements of Income
         -- Years Ended December 31, 1995, 1994 and 1993

    Consolidated Statements of Stockholders' Equity
         -- Years Ended December 31, 1995, 1994 and 1993

    Consolidated Statements of Cash Flows
         -- Years Ended December 31, 1995, 1994 and 1993

    Notes to Consolidated Financial Statements
         -- December 31, 1995, 1994 and 1993

Quarterly Results (Unaudited) on page 41 of the Annual Report to Stockholders for the years ended December 31, 1995 and 1994 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Item 401(a), (d), (e) and Item 405 of Regulation S-K:

    Identification of directors, family relationships, business experience and compliance with Section 16(a) of the Exchange Act on pages 3 and 4 of the proxy statement for the annual stockholders meeting of April 30, 1996 is incorporated herein by reference.

    Item 401(b) of Regulation S-K:

         Executive Officers of the registrant as of February 1, 1996:

                          Present Position and Other Position(s)
Name and Age              Held During Last Five Years
------------              -----------------------------------------------------

Charles M. Pigott (66)    Chairman and Chief Executive Officer. Mr. Pigott is
                          the father of Mark C. Pigott, a director of the Company and also an executive officer, and brother of James C. Pigott, a director of the Company.

David J. Hovind (55)      President; Executive Vice President from July 1987 to
                          January 1992.

Mark C. Pigott (41)       Vice Chairman; Executive Vice President from December
                          1993 to January 1995; previously Senior Vice
                          President. Mr. Pigott is the son of Charles M.
                          Pigott, a director of the Company and also an executive officer, and nephew of James C. Pigott, a director of the Company.

Michael A. Tembreull (49) Vice Chairman; Executive Vice President from January
                          1992 to January 1995; previously Senior Vice
                          President.

Gary S. Moore (52)        Senior Vice President; General Manager, Kenworth
                          Truck Company from March 1990 to August 1992.

T. Ron Morton (49)        Senior Vice President; President, PACCAR Financial
                          Corp. since August, 1988.

G. Don Hatchel (51)       Vice President, Controller; Assistant Vice President
                          and Controller from June 1990 to January 1991.

G. Glen Morie (53)        Vice President and General Counsel.

Officers are elected annually but may be appointed or removed on interim dates.

ITEM 11. EXECUTIVE COMPENSATION

  Compensation of Directors and Executive Officers and Related Matters on pages 6 through 12 of the proxy statement for the annual stockholders meeting of April 30, 1996 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Stock ownership information on pages 1 through 3 of the proxy statement for the annual stockholders meeting of April 30, 1996 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information on page 5 of the proxy statement for the annual stockholders meeting of April 30, 1996 is incorporated herein by reference.

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

               (b) PACCAR Inc Bylaws, as amended to April 26, 1994 (incorpo-
                   rated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

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

               (d) Forms of Medium-Term Note, Series E (incorporated by
                   reference to Exhibits 4.3A, 4.3B and 4.3C to PACCAR Finan-cial Corp.'s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434, and Forms of Medium-Term Note, Series E, incorporated by reference to
                   Exhibit 4.3B.1 to PACCAR Financial Corp.'s Current Report on Form 8-K, dated December 19, 1991, under Commission File Number 0-12553).

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

           (g) Forms of Medium-Term Note, Series H (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333-01623).

               Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series H (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333-01623).

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

      (13) Annual report to security holders

           Portions of the 1995 Annual Report to Shareholders have been incorporated by reference and are filed herewith.

      (21) Subsidiaries of the registrant

      (23) Consent of independent auditors

      (24) Power of attorney

           Powers of attorney of certain directors

      (27) Financial Data Schedule

(b) No reports on Form 8-K were filed for the three months ended December 31, 1995.

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

                                                       PACCAR INC
                                          -------------------------------------
                                                       Registrant


                                          /s/ C. M. Pigott
                                          -------------------------------------
                                          C. M. Pigott, Director, Chairman and
                                          Chief Executive Officer
Date:  MARCH 25, 1996
       --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE
                                         TITLE

/s/ M. A. Tembreull                      Director and Vice Chairman
--------------------------------------   (Principal Financial Officer)
M. A. Tembreull

/s/ G. D. Hatchel                        Vice President and Controller
--------------------------------------   (Principal Accounting Officer)
G. D. Hatchel

*/s/ M. C. Pigott                        Director and Vice Chairman
--------------------------------------
M. C. Pigott

*/s/ D. J. Hovind                        Director and President
--------------------------------------
D. J. Hovind

*/s/ J. W. Pitts                         Director and Chairman of
--------------------------------------   Audit Committee
J. W. Pitts

*/s/ J. C. Pigott                        Director and Audit Committee Member
--------------------------------------
J. C. Pigott

*/s/ J. M. Fluke, Jr.                    Director and Audit Committee Member
--------------------------------------
J. M. Fluke, Jr.

*/s/ H. J. Haynes                        Director
--------------------------------------
H. J. Haynes

*/s/ J. H. Wiborg                        Director
--------------------------------------
J. H. Wiborg

*/s/ R. P. Cooley                        Director
--------------------------------------
R. P. Cooley

*/s/ C. H. Hahn                          Director
--------------------------------------
C. H. Hahn

*By /s/ C. M. Pigott
--------------------------------------
    C. M. Pigott
    Attorney-in-Fact

                              ANNUAL REPORT ON FORM 10-K

                          ITEM 14(a)(1) AND (2), (c) AND (d)

            LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                   CERTAIN EXHIBITS

                            FINANCIAL STATEMENT SCHEDULES

                             YEAR ENDED DECEMBER 31, 1995

                             PACCAR INC AND SUBSIDIARIES

                                 BELLEVUE, WASHINGTON

FORM 10-K -- ITEM 14(a)(1) AND (2)
PACCAR INC AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of PACCAR Inc and subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference in Item 8:

     Consolidated Balance Sheets
        -- December 31, 1995 and 1994

     Consolidated Statements of Income
        -- Years Ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Stockholders' Equity
        -- Years Ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows
        -- Years Ended December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements
        -- December 31, 1995, 1994 and 1993

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

                             PACCAR INC AND SUBSIDIARIES
                         SCHEDULE II - ALLOWANCES FOR LOSSES
                                (MILLIONS OF DOLLARS)


                                      Additions
                        Balance at    Charged to                      Balance
Year Ended              Beginning     Costs and                       at End
December 31:            of Period      Expenses     Deductions(1)    of Period
------------            ----------    ----------    ----------       ---------
  1995
(A)Manufacturing          $ 4.3         $  .1          $(1.4)          $ 5.8
(B)Financial Services      41.1          14.3           (1.4)           56.8
                          -----         -----          -----           -----
                          $45.4         $14.4          $(2.8)          $62.6

  1994
(A)Manufacturing          $ 2.2         $ 1.3          $ (.8)          $ 4.3
(B)Financial Services      32.9           4.0           (4.2)           41.1
                          -----         -----          -----           -----
                          $35.1         $ 5.3          $(5.0)          $45.4

  1993
(A)Manufacturing          $ 3.0         $              $  .8           $ 2.2
(B)Financial Services      30.9           9.2            7.2            32.9
                          -----         -----          -----           -----
                          $33.9         $ 9.2          $ 8.0           $35.1

(A) Allowance for losses deducted from trade receivables.
(B) Allowance for losses deducted from notes, contracts, and other receivables.
(1) Uncollectible trade receivables, notes, contracts and other receivables written off, net of recoveries.