Form 10-Q
period 1996-03-31
PACCAR INC
filed 1996-05-08
CIK 75362

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

                  For the quarterly period ended March 31, 1996

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
              For the transition period from _________ to _________

                           Commission File No. 0-6394


                                   PACCAR Inc
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                  91-0351110
- --------------------------------------     -------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)



  777 - 106th Ave. N.E., Bellevue, WA                                  98004
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                           (Zip Code)



                                 (206) 455-7400
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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


       Common Stock, $12 par value--38,862,359 shares as of April 30, 1996

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           PACCAR Inc AND SUBSIDIARIES

- --------------------------------------------------------------------------------
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION:

     ITEM 1.  FINANCIAL STATEMENTS:

        Consolidated Statements of Income --
           Three Months Ended March 31, 1996 and 1995. . . . . . . . . . . .  3

        Condensed Consolidated Balance Sheets --
           March 31, 1996, and December 31, 1995 . . . . . . . . . . . . . .  4

        Condensed Consolidated Statements of Cash Flows --
           Three Months Ended March 31, 1996 and 1995. . . . . . . . . . . .  6

        Notes to Consolidated Financial Statements . . . . . . . . . . . . .  7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION . . . . . . . . . . . . . .  8


PART II. OTHER INFORMATION:

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .  9

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  9


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10


INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
(Millions except per share amounts)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Three Months Ended March 31                                  1996           1995
- --------------------------------------------------------------------------------
MANUFACTURING AND PARTS:
Revenues
Net sales                                                $1,027.7       $1,123.7
Other                                                          .2            5.9
- --------------------------------------------------------------------------------
                                                          1,027.9        1,129.6
Costs and Expenses
Cost of sales                                               895.0          979.0
Selling, general and administrative                          99.7           84.9
Interest                                                       .6             .5
- --------------------------------------------------------------------------------
                                                            995.3        1,064.4
- --------------------------------------------------------------------------------
Manufacturing and Parts Income Before Income Taxes           32.6           65.2

FINANCIAL SERVICES:
Revenues                                                     66.9           59.9

Costs and Expenses
Interest and other                                           37.3           33.7
Selling, general and administrative                          11.8           10.8
Provision for losses on receivables                           1.1            4.8
- --------------------------------------------------------------------------------
                                                             50.2           49.3
- --------------------------------------------------------------------------------
Financial Services Income Before Income Taxes                16.7           10.6
OTHER:
Investment income                                             6.2            6.5
Other                                                          .3             .9
- --------------------------------------------------------------------------------
Total Income Before Income Taxes                             55.8           83.2
Income taxes                                                 20.1           28.9
- --------------------------------------------------------------------------------
Net Income                                               $   35.7       $   54.3
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


Weighted average number of common shares outstanding         38.9           38.9
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


Per Share Data:
Net income                                               $    .92       $   1.40
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Dividends declared                                       $    .25       $    .25
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


- ------------------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets                              March 31    December 31
ASSETS (Millions of Dollars)                                           1996          1995*
- ------------------------------------------------------------------------------------------

MANUFACTURING AND PARTS:                                         (Unaudited)
Current Assets
Cash and equivalents                                               $  109.1      $  172.0
Trade receivables - net                                               266.8         227.7
Marketable securities                                                 416.0         437.3
Inventories                                                           232.3         239.5
Deferred taxes and other current assets                                54.8          60.1
- -----------------------------------------------------------------------------------------
Total Manufacturing and Parts Current Assets                        1,079.0       1,136.6
Deferred Taxes, Goodwill and Other                                     85.9          87.3
Property, Plant and Equipment, Net                                    429.6         422.3
- -----------------------------------------------------------------------------------------
Total Manufacturing and Parts Assets                                1,594.5       1,646.2
- -----------------------------------------------------------------------------------------



FINANCIAL SERVICES:
Cash and equivalents                                                   11.7          12.0
Finance and other receivables, net of allowance for losses          2,883.3       2,887.7
  Less unearned interest                                             (222.1)       (224.4)
- -----------------------------------------------------------------------------------------
                                                                    2,661.2       2,663.3
Equipment on operating leases, net                                     45.2          49.8
Other assets                                                           20.9          19.2
- -----------------------------------------------------------------------------------------
Total Financial Services Assets                                     2,739.0       2,744.3
- -----------------------------------------------------------------------------------------
                                                                   $4,333.5      $4,390.5
- -----------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

- -----------------------------------------------------------------------------------------
                                                                   March 31   December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                   1996         1995*
- -----------------------------------------------------------------------------------------
MANUFACTURING AND PARTS:                                         (Unaudited)
Current Liabilities
Accounts payable and accrued expenses                              $  596.3      $  559.1
Income taxes                                                           29.0          11.6
Dividend payable                                                                    116.6
Other                                                                    .5            .5
- -----------------------------------------------------------------------------------------
Total Manufacturing and Parts Current Liabilities                     625.8         687.8
Long-Term Debt                                                         11.3          10.7
Other                                                                 127.4         118.1
- -----------------------------------------------------------------------------------------
Total Manufacturing and Parts Liabilities                             764.5         816.6
- -----------------------------------------------------------------------------------------
FINANCIAL SERVICES:
Accounts payable and accrued expenses                                  28.5          70.1
Commercial paper and bank loans                                       951.0         952.4
Long-term debt                                                      1,165.1       1,149.6
Deferred income taxes and other                                       147.9         150.6
- -----------------------------------------------------------------------------------------
Total Financial Services Liabilities                                2,292.5       2,322.7
- -----------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 1.0 million shares, none issued
Common stock, $12.00 par value: Authorized 100.0 million
  shares, issued 38.9 million shares                                  466.3         466.3
Additional paid-in capital                                            218.7         218.7
Retained earnings                                                     679.8         653.8
Currency translation and
  net unrealized investment adjustments                               (88.3)        (87.6)
- -----------------------------------------------------------------------------------------
Total Stockholders' Equity                                          1,276.5       1,251.2
- -----------------------------------------------------------------------------------------
                                                                   $4,333.5      $4,390.5
- -----------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------

* The December 31, 1995 condensed consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


- -----------------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)
- -----------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------
Three Months Ended March 31                                           1996          1995
- -----------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            $ 43.2        $ 38.7

INVESTING ACTIVITIES:
Finance receivables originated                                       (296.5)       (255.3)
Collections on finance receivables                                    269.7         241.9
Net (increase) decrease in wholesale receivables                       23.8         (31.1)
Marketable securities purchased                                      (313.9)       (491.6)
Marketable securities sales and maturities                            332.4         488.7
Acquisition of property, plant, and equipment                         (18.1)        (18.7)
Acquisition of equipment for operating leases                                        (3.7)
Proceeds from asset disposals                                           8.7           8.8
Other                                                                   (.2)          3.9
- -----------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                     5.9         (57.1)

FINANCING ACTIVITIES:
Net increase (decrease) in commercial paper and bank loans             (2.8)         97.9
Cash dividends                                                       (126.3)        (87.4)
Proceeds of long-term debt                                            139.8         133.9
Payments of long-term debt                                           (125.0)       (117.9)
- -----------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                  (114.3)         26.5
Effect of exchange rate changes on cash                                 2.0         (12.1)
- -----------------------------------------------------------------------------------------
Net Decrease in Cash and Equivalents                                  (63.2)         (4.0)
Cash and equivalents at beginning of period                           184.0         311.3
- ----------------------------------------------------------------------------------------
Cash and equivalents at end of period                                $120.8        $307.3
- -----------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                 (Millions of Dollars)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


NOTE A--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 1996 presentation.


NOTE B--Inventories

- -------------------------------------------------------------------------------
                                                         March 31   December 31
                                                             1996          1995
- -------------------------------------------------------------------------------
                                                       (Unaudited)
Inventories at FIFO cost:
  Finished products                                       $205.3         $201.6
  Work in process and raw materials                        161.1          170.5
- -------------------------------------------------------------------------------
                                                           366.4          372.1
Less excess of FIFO cost over LIFO                        (134.1)        (132.6)
- -------------------------------------------------------------------------------
                                                          $232.3         $239.5
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Under the LIFO method of accounting (used for approximately 84% of March 31, 1996 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


          RESULTS OF OPERATIONS:

          First quarter 1996 sales and net income for PACCAR declined from the record levels of 1995. Consolidated net sales decreased 9% to $1.0 billion compared to $1.1 billion in the first quarter of 1995. Net income for the quarter decreased 34% to $35.7 million from $54.3 million for the first three months of last year.

          Improvements in Financial Services pretax income of 58% or $6.1 million partially offset the $32.6 million or 50% decrease in Manufacturing and Parts income before income taxes. An industry wide decrease in demand for heavy and medium duty trucks in the United States, Canada and Australia, as well as costs for eliminating excess truck production capacity contributed to the decline in Manufacturing and Parts profitability in the first quarter of 1996. PACCAR's selling, general and administrative expense increased 17% due to excess capacity elimination costs, represented by an $18 million pretax charge to close a truck plant in Ste-Therese, Quebec, Canada, and to cease truck production at its Seattle plant.

          PACCAR's other product areas include auto parts, winches and oilfield equipment. Combined sales remained comparable to 1995, however, overall profitability decreased. Only the auto parts operations achieved favorable comparisons for both sales and profits.

          Financial services net loan and lease portfolios at the end of the quarter were 16% above March 31, 1995 balances. Segment income before income taxes benefited from the larger corresponding portfolios as well as from lower credit loss provisions. In 1995, the Mexican finance subsidiary required additional credit loss provisions. Balances at March 31, 1996, however, have declined slightly from December 31, 1995, reflecting the easing in demand for new truck sales and associated financings.


          LIQUIDITY AND CAPITAL RESOURCES:

          PACCAR's ratio of manufacturing current assets to current liabilities at March 31, 1996 increased to 1.72 from 1.65 at December 31, 1995.

          During the first quarter of 1996 the Company used cash from operations in addition to cash reserves to pay the special year-end and regular first quarter dividends. Cash from net lending and borrowing activities offset net capital additions requirements.

          Other information on liquidity and sources of capital as presented in the 1995 Annual Report to Stockholders continues to be relevant.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended March 31, 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The annual meeting of stockholders was held on April 30, 1996.

     (b)  The following persons were elected to serve as directors:

          CLASS I - TERM EXPIRING IN 1999
               John M. Fluke, Jr.
               David J. Hovind
               Michael A. Tembreull
               James H. Wiborg

          Other persons whose term of office as a director continued after the meeting:

          CLASS II - TERM EXPIRING IN 1997
               Harold J. Haynes
               James C. Pigott
               Mark C. Pigott

          CLASS III - TERM EXPIRING IN 1998
               Charles M. Pigott
               John W. Pitts
               Dr. Carl H. Hahn

     (c)  None

     (d)  None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The exhibits filed herewith are listed in the accompanying index to exhibits.

     (b) No reports on Form 8-K have been filed for the quarter ended March 31, 1996

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  PACCAR Inc
     -----------------------------------
                 (Registrant)


     Date       May 8, 1996             By /s/ G. D. Hatchel
          ---------------------------      ---------------------------
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