Form 10-Q
period 1996-06-30
PACCAR INC
filed 1996-08-07
CIK 75362

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

                  For the quarterly period ended June 30, 1996

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
              For the transition period from _________ to _________

                           Commission File No. 0-6394


                                   PACCAR Inc
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                   91-0351110
- ----------------------------------------    ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


  777 - 106th Ave. N.E., Bellevue, WA                                  98004
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


       Common Stock, $12 par value--38,862,359 shares as of July 31, 1996


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

- --------------------------------------------------------------------------------
                                      INDEX
                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION:

     ITEM 1.   FINANCIAL STATEMENTS:

          Consolidated Statements of Income --
               Three and Six Months Ended June 30, 1996 and 1995 . . . . .    3

          Condensed Consolidated Balance Sheets --
               June 30, 1996, and December 31, 1995. . . . . . . . . . . .    4

          Condensed Consolidated Statements of Cash Flows --
               Six Months Ended June 30, 1996 and 1995 . . . . . . . . . .    6

          Notes to Consolidated Financial Statements . . . . . . . . . . .    7

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION. . . . . . . . . . . . .    8


PART II. OTHER INFORMATION:

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .    10


SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11


INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

- ---------------------------------------------
Consolidated Statements of Income (Unaudited)
(Millions except per share data)
- ---------------------------------------------
- ---------------------------------------------
                                             Three Months Ended             Six Months Ended
                                                  June 30                       June 30
- -----------------------------------------------------------------------------------------------
                                            1996           1995           1996           1995
- -----------------------------------------------------------------------------------------------
MANUFACTURING AND PARTS:
Revenues
Net sales                                 $1,033.9       $1,205.3       $2,061.6       $2,329.0
Other                                          4.6            1.6            4.8            7.5
- -----------------------------------------------------------------------------------------------
                                           1,038.5        1,206.9        2,066.4        2,336.5

Costs and Expenses
Cost of sales                                897.4        1,040.3        1,792.4        2,019.3
Selling, general and administrative           82.0           83.9          181.7          168.8
Interest                                        .5             .4            1.1             .9
- -----------------------------------------------------------------------------------------------
                                             979.9        1,124.6        1,975.2        2,189.0
- -----------------------------------------------------------------------------------------------
Manufacturing and Parts Income
   Before Income Taxes                        58.6           82.3           91.2          147.5

FINANCIAL SERVICES:
Revenues                                      66.6           63.1          133.5          123.1
Costs and Expenses
Interest and other                            36.8           35.5           74.0           69.1
Selling, general and administrative           11.6           11.4           23.4           22.2
Provision for losses on receivables            1.6            2.0            2.7            6.8
- -----------------------------------------------------------------------------------------------
                                              50.0           48.9          100.1           98.1
- -----------------------------------------------------------------------------------------------
Financial Services Income
   Before Income Taxes                        16.6           14.2           33.4           25.0

OTHER:
Investment income                              6.9            6.5           13.1           12.9
Other                                           .4             .5             .7            1.3
- -----------------------------------------------------------------------------------------------
Total Income Before Income Taxes              82.5          103.5          138.4          186.7
Income taxes                                  30.8           38.4           51.0           67.3
- -----------------------------------------------------------------------------------------------
Net Income                                $   51.7       $   65.1       $   87.4      $   119.4
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------
Weighted average number of
   common shares outstanding                  38.9           38.9           38.9           38.9
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------
Per Share Data:
Net income                                $   1.33       $   1.67       $   2.25       $   3.07
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------
Dividends declared                        $    .25       $    .25       $    .50       $    .50
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


- --------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets                     June 30    December 31
ASSETS (Millions of Dollars)                                 1996          1995*
- --------------------------------------------------------------------------------
MANUFACTURING AND PARTS:                               (Unaudited)
Current Assets
Cash and equivalents                                     $  103.7       $  172.0
Trade receivables, net                                      269.1          227.7
Marketable securities                                       454.6          437.3
Inventories                                                 219.3          239.5
Deferred taxes and other current assets                      56.7           60.1
- --------------------------------------------------------------------------------
Total Manufacturing and Parts Current Assets              1,103.4        1,136.6
Deferred Taxes, Goodwill and Other                           81.7           87.3
Property, Plant and Equipment, Net                          445.1          422.3
- --------------------------------------------------------------------------------
Total Manufacturing and Parts Assets                      1,630.2        1,646.2
- --------------------------------------------------------------------------------


FINANCIAL SERVICES:
Cash and equivalents                                         12.2           12.0
Finance and other receivables, net of
 allowance for losses                                     2,894.8        2,887.7
  Less unearned interest                                   (225.8)        (224.4)
- --------------------------------------------------------------------------------
                                                          2,669.0        2,663.3
Equipment on operating leases, net                           44.4           49.8
Other assets                                                 19.4           19.2
- --------------------------------------------------------------------------------
Total Financial Services Assets                           2,745.0        2,744.3
- --------------------------------------------------------------------------------
                                                         $4,375.2       $4,390.5
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


- --------------------------------------------------------------------------------
                                                          June 30    December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                         1996          1995*
- --------------------------------------------------------------------------------
MANUFACTURING AND PARTS:                                        (Unaudited)
Current Liabilities
Accounts payable and accrued expenses                    $  602.8       $  559.1
Income taxes                                                 13.0           11.6
Dividend payable                                                           116.6
Other                                                          .5             .5
- --------------------------------------------------------------------------------
Total Manufacturing and Parts Current Liabilities           616.3          687.8
Long-Term Debt                                               12.0           10.7
Other                                                       134.3          118.1
- --------------------------------------------------------------------------------
Total Manufacturing and Parts Liabilities                   762.6          816.6
- --------------------------------------------------------------------------------
FINANCIAL SERVICES:
Accounts payable and accrued expenses                        48.3           70.1
Commercial paper and bank loans                             979.2          952.4
Long-term debt                                            1,120.7        1,149.6
Deferred income taxes and other                             143.3          150.6
- --------------------------------------------------------------------------------
Total Financial Services Liabilities                      2,291.5        2,322.7
- --------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 1.0 million shares, none issued
Common stock, $12 par value: Authorized 100.0 million
  shares, issued 38.9 million shares                        466.3          466.3
Additional paid-in capital                                  218.7          218.7
Retained earnings                                           721.8          653.8
Currency translation and
  net unrealized investment adjustments                     (85.7)         (87.6)
- --------------------------------------------------------------------------------
Total Stockholders' Equity                                1,321.1        1,251.2
- --------------------------------------------------------------------------------
                                                         $4,375.2       $4,390.5
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

* The December 31, 1995 condensed consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


- --------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)
- --------------------------------------------------------------------------------
Six Months Ended June 30                                   1996           1995
- --------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $  131.5       $   80.3
INVESTING ACTIVITIES:
Finance receivables originated                             (627.6)        (603.3)
Collections on finance receivables                          551.2          469.1
Net (increase) decrease in wholesale receivables             66.3          (25.6)
Marketable securities purchased                          (1,004.4)        (758.3)
Marketable securities sales and maturities                  983.0          752.3
Acquisition of property, plant and equipment                (40.7)         (36.7)
Acquisition of equipment for operating leases                (3.1)          (5.8)
Proceeds from asset disposals                                24.3           21.2
Other                                                        (1.7)          (3.1)
- --------------------------------------------------------------------------------
Net Cash Used in Investing Activities                       (52.7)        (190.2)

FINANCING ACTIVITIES:
Net increase in commercial paper and bank loans              21.4          146.2
Cash dividends                                             (136.0)         (97.1)
Proceeds of long-term debt                                  244.9          243.1
Payment of long-term debt                                  (276.3)        (205.2)
- --------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities        (146.0)          87.0

Effect of exchange rate changes on cash                       (.9)          (8.6)
- --------------------------------------------------------------------------------
Net Decrease in Cash and Equivalents                        (68.1)         (31.5)

Cash and equivalents at beginning of period                 184.0          311.3
- --------------------------------------------------------------------------------
Cash and equivalents at end of period                    $  115.9       $  279.8
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


NOTE B--Inventories
- --------------------------------------------------------------------------------
                                                          June 30    December 31
                                                             1996           1995
- --------------------------------------------------------------------------------
Inventories at FIFO cost:                              (Unaudited)
  Finished products                                        $205.4         $201.6
  Work in process and raw materials                         149.6          170.5
- --------------------------------------------------------------------------------
                                                            355.0          372.1
Less excess of FIFO cost over LIFO                         (135.7)        (132.6)
- --------------------------------------------------------------------------------
                                                           $219.3         $239.5
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Under the LIFO method of accounting (used for approximately 82% of June 30, 1996, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of 1996 year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          RESULTS OF OPERATIONS:

          PACCAR's sales for the second quarter remained at levels similar to first quarter 1996, but below the record levels achieved in 1995 for both the quarter and the half. Net income for the second quarter of 1996 decreased 21% to $51.7 million from $65.1 million a year earlier. First half net income of $87.4 million was 27% below the $119.4 million attained in the corresponding period in 1995.

          Manufacturing and Parts income before income taxes decreased 29% for the quarter and 38% for the half compared to corresponding amounts in 1995. Lower profitability was attributable primarily to a truck industry downturn which has reduced demand for heavy and medium duty trucks in most of the markets PACCAR serves, worldwide. Year-to-date profitability was impacted as well by $18 million in pretax costs to eliminate excess production capacity. These costs were recognized in the first quarter and are included as a component of selling, general and administrative expense.

          Among PACCAR's international truck operations, first half profitability in the United Kingdom compared favorably to the prior year. Truck production volumes increased modestly in Mexico, but declined in Australia for both the second quarter and first six months compared to 1995.

          Other product areas for PACCAR include auto parts, winches and oilfield equipment. The auto parts segment showed improved profitability on moderately higher sales for both the quarter and first six months of 1996, while winch and oilfield operations reflected lower sales and profits for the same periods.

          PACCAR's Financial Services Segment pretax earnings for the second quarter increased 17% over the year-earlier quarter primarily as a result of the effect of a larger overall portfolio established during last year's record truck sales. Net loan and lease portfolios at quarter end have grown 11% compared to balances at June 30, 1995. The favorable comparison for the first six months of 1996 also resulted in part from lower credit loss provisions.

          In other business, the Board of Directors at its meeting on July 22, 1996, announced that it will elect Mark C. Pigott chairman and chief executive of PACCAR Inc at its December meeting, to be effective January 1, 1997.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES



          LIQUIDITY AND CAPITAL RESOURCES:

          PACCAR's ratio of manufacturing and parts current assets to current liabilities at June 30, 1996 improved to 1.79 from 1.65 at December 31, 1995.

          In the first half of 1996, the Company used cash from operations primarily to pay the special year-end and regular quarterly cash dividends. In addition, approximately $60 million of cash reserves were used to make capital additions, fund a small net increase in financial services receivables, invest in additional marketable securities and reduce combined net long and short term debt.

          The increase in cash from operations compared to 1995 was attributable to changes in components of working capital.

          Other information on liquidity and capital resources as presented in the 1995 Annual Report to Stockholders continues to be relevant.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                           PART II--OTHER INFORMATION


For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended June 30, 1996

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

     (b) No reports on Form 8-K have been filed for the quarter ended June 30, 1996

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                PACCAR Inc
     -----------------------------------
               (Registrant)


     Date    August 7, 1996             By /s/ G. D. Hatchel
         -------------------------         --------------------------------
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