Form 10-Q
period 1996-09-30
PACCAR INC
filed 1996-11-07
CIK 75362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              /x/ Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

              / / Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
              For the transition period from _________ to _________

                           Commission File No. 0-6394


                                   PACCAR Inc
    -------------------------------------------------------------------------
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


      Common Stock, $12 par value--38,862,359 shares as of October 18, 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                                      INDEX
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION:

     ITEM 1.  FINANCIAL STATEMENTS:

          Consolidated Statements of Income --
               Three and Nine Months Ended September 30, 1996
               and 1995..................................................     3

          Condensed Consolidated Balance Sheets --
               September 30, 1996, and December 31, 1995.................     4

          Condensed Consolidated Statements of Cash Flows --
               Nine Months Ended September 30, 1996 and 1995..............    6

          Notes to Consolidated Financial Statements......................    7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION.........................    8


PART II. OTHER INFORMATION:

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................   10


SIGNATURE.................................................................   11

INDEX TO EXHIBITS.........................................................   12

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
(Millions except per share data)
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
                                            Three Months Ended            Nine Months Ended
                                               September 30                  September 30
-----------------------------------------------------------------------------------------------
                                            1996           1995           1996           1995
-----------------------------------------------------------------------------------------------

MANUFACTURING AND PARTS:
Revenues
Net sales                                 $1,046.8       $1,147.0       $3,108.4       $3,476.0
Other                                          1.4            1.2            6.2            8.7
-----------------------------------------------------------------------------------------------
                                           1,048.2        1,148.2        3,114.6        3,484.7
Costs and Expenses
Cost of sales                                908.4          991.6        2,700.8        3,011.0
Selling, general and administrative           83.6           82.4          265.3          251.2
Interest                                        .6             .5            1.7            1.4
-----------------------------------------------------------------------------------------------
                                             992.6        1,074.5        2,967.8        3,263.6
-----------------------------------------------------------------------------------------------
Manufacturing and Parts Income
     Before Income Taxes                      55.6           73.7          146.8          221.1
FINANCIAL SERVICES:
Revenues                                      66.8           65.1          200.3          188.2
Costs and Expenses
Interest and other                            36.9           36.4          110.9          105.5
Selling, general and administrative           11.8           11.3           35.2           33.5
Provision for losses on receivables            1.2            2.8            3.9            9.6
-----------------------------------------------------------------------------------------------
                                              49.9           50.5          150.0          148.6
-----------------------------------------------------------------------------------------------
Financial Services Income
     Before Income Taxes                      16.9           14.6           50.3           39.6
OTHER:
Investment income                              7.8            7.1           20.9           20.1
Other                                           .5           13.6            1.2           14.9
-----------------------------------------------------------------------------------------------
Total Income Before Income Taxes              80.8          109.0          219.2          295.7
Income taxes                                  29.7           40.7           80.7          108.0
-----------------------------------------------------------------------------------------------
Net Income                                $   51.1       $   68.3       $  138.5       $  187.7
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Weighted average number of
  common shares outstanding                   38.9           38.9           38.9           38.9
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Per Share Data:
Net income                                $   1.31       $   1.76       $   3.56       $   4.83
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Dividends declared                        $    .25       $    .25       $    .75       $    .75
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

------------------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets                        September 30    December 31
ASSETS (In Millions)                                                 1996          1995*
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

MANUFACTURING AND PARTS:                                      (Unaudited)
Current Assets
Cash and equivalents                                              $  110.4       $  172.0
Trade receivables, net                                               266.7          227.7
Marketable securities                                                500.6          437.3
Inventories                                                          217.9          239.5
Deferred taxes and other current assets                               62.2           60.1
------------------------------------------------------------------------------------------
Total Manufacturing and Parts Current Assets                       1,157.8        1,136.6
Deferred Taxes, Goodwill and Other                                    80.9           87.3
Property, Plant and Equipment, Net                                   466.1          422.3
------------------------------------------------------------------------------------------
Total Manufacturing and Parts Assets                               1,704.8        1,646.2
------------------------------------------------------------------------------------------





FINANCIAL SERVICES:
Cash and equivalents                                                  22.1           12.0
Finance and other receivables, net of allowance for losses         2,876.7        2,887.7
  Less unearned interest                                            (226.4)        (224.4)
------------------------------------------------------------------------------------------
                                                                   2,650.3        2,663.3
Equipment on operating leases, net                                    42.3           49.8
Other assets                                                          20.6           19.2
------------------------------------------------------------------------------------------
Total Financial Services Assets                                    2,735.3        2,744.3
------------------------------------------------------------------------------------------
                                                                  $4,440.1       $4,390.5
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

------------------------------------------------------------------------------------------
                                                             September 30    December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                 1996          1995*
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

MANUFACTURING AND PARTS:                                      (Unaudited)
Current Liabilities
Accounts payable and accrued expenses                           $  650.8       $  559.1
Income taxes                                                        18.7           11.6
Dividend payable                                                                  116.6
Other                                                                 .5             .5
------------------------------------------------------------------------------------------
Total Manufacturing and Parts Current Liabilities                  670.0          687.8
Long-Term Debt                                                      12.6           10.7
Other                                                              130.9          118.1
------------------------------------------------------------------------------------------
Total Manufacturing and Parts Liabilities                          813.5          816.6
------------------------------------------------------------------------------------------
FINANCIAL SERVICES:
Accounts payable and accrued expenses                               35.6           70.1
Commercial paper and bank loans                                    977.0          952.4
Long-term debt                                                   1,107.9        1,149.6
Deferred income taxes and other                                    143.9          150.6
------------------------------------------------------------------------------------------
Total Financial Services Liabilities                             2,264.4        2,322.7
------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 1.0 million shares, none issued
Common stock, $12 par value:  Authorized 100.0 million
  shares, issued 38.9 million shares                               466.3          466.3
Additional paid-in capital                                         218.7          218.7
Retained earnings                                                  763.2          653.8
Currency translation and
  net unrealized investment adjustments                            (86.0)         (87.6)
------------------------------------------------------------------------------------------
Total Stockholders' Equity                                       1,362.2        1,251.2
------------------------------------------------------------------------------------------
                                                                $4,440.1       $4,390.5
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

* The December 31, 1995, condensed consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                  FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


--------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                              Nine Months Ended
                                                                September 30
--------------------------------------------------------------------------------
                                                             1996          1995
--------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   $240.3       $196.9

INVESTING ACTIVITIES:

Finance receivables originated                              (931.8)      (936.7)
Collections on finance receivables                           850.0        715.3
Net decrease (increase) in wholesale receivables              79.9        (81.8)
Marketable securities purchased                           (1,735.3)    (1,556.7)
Marketable securities sales and maturities                 1,668.2      1,396.8
Acquisition of additional interest in affiliate                           (45.0)
Acquisition of property, plant and equipment                 (75.9)       (53.4)
Acquisition of equipment for operating leases                 (5.6)        (7.4)
Proceeds from asset disposals                                 29.4         27.0
Other                                                         (1.0)         (.2)
--------------------------------------------------------------------------------

Net Cash Used in Investing Activities                       (122.1)      (542.1)


FINANCING ACTIVITIES:
Cash dividends                                              (145.7)      (106.8)
Net increase in commercial paper and bank loans               20.2        227.2
Proceeds of long-term debt                                   348.9        421.2
Payment of long-term debt                                   (393.3)      (314.0)
--------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities         (169.9)       227.6
Effect of exchange rate changes on cash                         .2         (9.6)
--------------------------------------------------------------------------------
Net Decrease in Cash and Equivalents                         (51.5)      (127.2)
Cash and equivalents at beginning of period                  184.0        311.3
--------------------------------------------------------------------------------
Cash and equivalents at end of period                       $132.5       $184.1
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Millions of Dollars)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


NOTE B--Inventories
--------------------------------------------------------------------------------
                                                    September 30     December 31
                                                            1996            1995
--------------------------------------------------------------------------------
Inventories at FIFO cost:                            (Unaudited)
  Finished products                                      $206.1         $201.6
  Work in process and raw materials                       148.6          170.5
--------------------------------------------------------------------------------
                                                          354.7          372.1
Less excess of FIFO cost over LIFO                       (136.8)        (132.6)
--------------------------------------------------------------------------------
                                                         $217.9         $239.5
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Under the LIFO method of accounting (used for approximately 80% of September 30, 1996, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of 1996 year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          RESULTS OF OPERATIONS:

          Net sales for the third quarter and first nine months of $1.0 billion and $3.1 billion reflected decreases of 9% and 11%, respectively, compared to year-earlier amounts. Net income of $51.1 million in the third quarter was 25% lower than the $68.3 million recorded in the prior year. Earnings in the prior year for the third quarter and first nine months included a $7.5 million after-tax gain from favorable litigation settlements. In 1996, net income for the first nine months amounted to $138.5 million, which was 26% below the $187.7 million earned last year. Earnings in 1996 included the impact of $11 million in after-tax costs ($18 million pretax) to eliminate excess truck production capacity. These costs were recognized in the first quarter and included as a component of manufacturing selling, general and administrative expense.

          Manufacturing and Parts income before income taxes decreased 25% for the quarter and 34% for the first nine months compared to corresponding amounts in 1995. Profitability was impacted by an industry-wide downturn which has reduced demand for heavy-duty and medium-duty trucks in most of the markets PACCAR serves. In response to this, the Company further reduced U.S. build rates at the beginning of the fourth quarter.

          Outside the United States and Canada, PACCAR has truck operations in Mexico, Australia and the United Kingdom. Sales and profits in Mexico reflected steady improvement for both the quarter and first nine months. While third quarter results in Australia compared favorably to the year-earlier quarter, both Australian and United Kingdom operations for the first nine months remained below comparable 1995 levels.

          As recently announced, PACCAR has made an offer to purchase all the shares of DAF Trucks, N.V., a Netherlands corporation, for NLG 933 million (approximately $543 million). In 1995, DAF had net sales of approximately $1.7 billion and net profits of approximately $95 million. DAF has continued to increase its market share in the European Community and has an 8.8% share of the overall truck market and a 9% share of the heavy-duty truck market.

          PACCAR's other product areas include auto parts, winches and oilfield equipment. The auto parts segment results showed improved profitability on moderately higher sales for both the quarter and first nine months. Combined results for winch and oilfield operations in the third quarter were similar to year-earlier amounts, but year-to-date sales and profits remained below 1995.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


     Financial Services segment pretax income grew 16% and 27% for the quarter and first nine months, respectively. The favorable results were attributable primarily to the larger overall portfolios established during last year's record truck sales. While net loan and lease portfolios at September 30, 1996, were at levels similar to December 31, 1995, balances exceeded September 30, 1995, by over $100 million. Also, the Mexican finance subsidiary required significantly lower credit loss provisions this year.



     LIQUIDITY AND CAPITAL RESOURCES:

     PACCAR's ratio of manufacturing current assets to current liabilities at September 30, 1996, increased to 1.73 compared to 1.65 at December 31, 1995.

     In the first nine months of 1996, the Company used cash from operations to invest in additional marketable securities, pay the special year-end and regular quarterly cash dividends, and to reduce Financial Services net short and long term debt. Additionally, PACCAR used approximately $50 million of cash reserves to fund net capital additions.

     The increase in cash from operations compared to 1995 was attributable to changes in components of working capital. Also, in 1995, the Company's investing activities reflected a $45 million use of cash due to the acquisition of the remaining minority interest in VILPAC, S.A., PACCAR's Mexican truck manufacturing subsidiary.

     If accepted by the Shareholders of DAF, PACCAR expects the acquisition will close by the end of 1996. Management intends to use a combination of cash and debt to complete the transaction.

     Other information on liquidity and sources of capital as presented in the 1995 Annual Report to Stockholders continues to be relevant.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                           PART II--OTHER INFORMATION


For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended September 30, 1996.

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

     (b) No reports on Form 8-K have been filed for the quarter ended September 30, 1996.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              PACCAR Inc
     -------------------------
             (Registrant)


Date    November 7, 1996           By /s/ G. D. Hatchel
     --------------------------       -----------------------------
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