Form 10-K405
period 1996-12-31
PACCAR INC
filed 1997-03-27
CIK 75362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 [No Fee Required]
For the fiscal year ended December 31, 1996
Commission File No. 0-6394
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997:
                    Common Stock, $12 par value -- $2,300,042,588
                    ---------------------------------------------

The number of shares outstanding of the issuer's classes of common stock, as of February 28, 1997:
                   Common Stock, $12 par value -- 38,884,797 shares
                   ------------------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held on April 29, 1997 are incorporated by reference into Part III.

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

  In the United States, the Company's manufacturing operations are conducted through unincorporated manufacturing divisions and a wholly owned subsidiary. Each of the divisions and the subsidiary are responsible for at least one of the Company's products. That responsibility includes new product development, applications engineering, manufacturing and marketing.

  Outside the U.S., the Company manufactures and sells trucks through wholly owned foreign subsidiary companies in Canada, Australia, and Mexico, and, in the United Kingdom, through a wholly owned U.S. subsidiary. An export sales division generally is responsible for export sales.

  Effective November 15, 1996 the Company purchased all outstanding shares of DAF Trucks N.V. (DAF), a Netherlands corporation. In addition to its Netherlands plant and headquarters, DAF manufactures cabs and axles at a plant located in Belgium. DAF has wholly owned foreign sales subsidiaries located in the country of export which generally handle export sales.

  Product financing and leasing is offered through subsidiaries located in North America, Australia, and the United Kingdom. A U.S. subsidiary is responsible for retail automotive parts sales.

  (b) Financial Information About Industry Segments and Geographic Areas

  Information about the Company's industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on pages 38 and 39 of the Annual Report to Stockholders for the year ended December 31, 1996 and is incorporated herein by reference.

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

TRUCKS

  The Company designs and manufactures trucks which are marketed under the Peterbilt, Kenworth, and Foden nameplates in the Class 8 diesel category (having a minimum gross vehicle weight of 33,000 pounds). DAF designs and manufactures heavy commercial vehicles under the DAF nameplate. These vehicles, which are built in four plants in the United States, three in Europe and one each in Australia, Canada, and Mexico, are used worldwide for over-the-road and off-highway heavy-duty hauling of freight, petroleum, wood products, construction and other materials. Heavy-duty trucks and related service parts are the largest segment of the Company's business, accounting for 87% of total 1996 revenues.

  The Company competes in the North American Class 6/7 markets primarily with conventional models. These medium-duty trucks are assembled at VILPAC, the Company's Mexican subsidiary in Mexicali, Mexico. This line of business represents a small, but increasing, percentage of the Company's North American sales to date. In the Netherlands, DAF manufactures Class 6/7 cab-over-engine trucks for sale throughout Europe. DAF is the exclusive distributor in Europe for Class 4/5 cab-over-engine trucks manufactured by Leyland Trucks Ltd. in the United Kingdom.

  Trucks and related parts are sold to independent dealers for resale. The Company's U.S. and Canadian independent dealer network consists of approximately 430 outlets. Trucks manufactured in the U.S. for export are marketed by PACCAR International, a U.S. division. Those sales are made through a worldwide network of 33 dealers. Trucks manufactured in Australia, Mexico, the Netherlands and the United Kingdom are marketed domestically through independent dealers and factory branches. Trucks manufactured in these countries for export are also marketed by PACCAR International with the exception of DAF, which handles export sales primarily through wholly owned foreign subsidiaries located generally in the European Community and Eastern Europe.

  The Company's trucks are essentially custom products and have a reputation for high quality. For a majority of PACCAR's truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to customer specifications. DAF, which is more vertically integrated, manufactures its own engines and axles.

  Raw materials and other components used in the manufacture of trucks are purchased from a number of suppliers. The Company is not limited to any single source for any significant component. No significant shortages of materials or components were experienced in 1996 and none are expected in 1997. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

  Replacement truck parts are sold and delivered to the Company's independent dealers through the Company's parts divisions. Parts are both manufactured by PACCAR and purchased from various suppliers. Replacement parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery.

    There were six principal competitors in the U.S. Class 8 truck market in 1996. PACCAR's share of that market was approximately 21% of registrations in 1996. There were also six principal competitors in the European medium and heavy commercial vehicle market in 1996, including parent companies to three competitors of PACCAR in the United States. PACCAR's subsidiary, DAF, had a nine percent overall market share in Western Europe. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

  The Kenworth, Peterbilt, DAF and Foden trademarks and trade names are recognized internationally and play an important role in the marketing of the Company's truck products. The Company engages in a continuous program of trademark and trade name protection in all marketing areas of the world.

  Although the Company's truck products are subject to environmental noise and emission controls, competing manufacturers are subject to the same controls. The Company believes the cost of complying with noise and emission controls will not be detrimental to its business.

  The Company's truck sales backlog at year-end 1996 was $1.4 billion. This compares with approximately $2 billion at year-end 1995. Production of the year-end 1996 backlog is expected to be completed during 1997.

  The number of persons employed by the Company in its truck business at December 31, 1996 was approximately 13,000.

OTHER MANUFACTURED PRODUCTS

  Other products manufactured by the Company account for 3% of total 1996 revenues. This group includes industrial winches and oilfield extraction pumps and service equipment. Winches are manufactured in two U.S. plants and are marketed under the Braden, Carco, and Gearmatic nameplates. Oilfield extraction pumps and service equipment are marketed under the Trico, Kobe, Unidraulic and Oilmaster nameplates through the Company's wholly owned subsidiary, Trico. The markets for all of these products are highly competitive and the Company competes with a number of well established firms.

  The Braden, Carco, Gearmatic, Trico, Kobe, Unidraulic and Oilmaster trademarks and trade names are recognized internationally and play an important role in the marketing of those products. The Company has an ongoing program of trademark and trade name protection in all relevant marketing areas.

AUTOMOTIVE PARTS

  The Company purchases and sells general automotive parts and accessories, which account for 4% of total 1996 revenues, through 128 retail locations under the names of Grand Auto and Al's Auto Supply. These locations are supplied from the Company's distribution warehouses.

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

LEASING COMPANIES

  PACCAR Leasing Corporation (PLC), a wholly owned subsidiary, franchises selected PACCAR truck dealers in North America to engage in full service truck leasing under the PacLease trade name. PLC also leases equipment to and provides managerial and sales support for its franchisees. The subsidiary also operates full service leasing operations primarily in Texas on its own behalf.

GENERAL INFORMATION

  PATENTS

  The Company owns numerous patents which relate to all product lines. Although these patents are considered important to the overall conduct of the Company's business, no patent or group of patents is considered essential to a material part of the Company's business.

  RESEARCH AND DEVELOPMENT

  The Company maintains a technical center where product testing and research and development activities are conducted. Additional product development activities are conducted within each separate manufacturing division. Amounts spent on research and development were approximately $47 million in 1996, $37 million in 1995 and $35 million in 1994.

  REGULATION

  As a manufacturer of highway trucks, the Company is subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. The Company believes it is in compliance with the Act and applicable safety standards.

  Information regarding the effects that compliance with international, federal, state and local provisions regulating the environment have on the Company's capital and operating expenditures and the Company's involvement in environmental cleanup activities is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements incorporated by reference in Items 7 and 8, respectively.

  EMPLOYEES

  On December 31, 1996, the Company employed a total of approximately 17,000 persons.


ITEM 2.  PROPERTIES

  The Company and its subsidiaries own and operate manufacturing plants in five U.S. states, three locations in Europe, and one each in Australia, Canada and Mexico. Several parts distribution centers, sales and service facilities and finance and administrative offices are also operated in owned or leased premises in these five countries. DAF operates sales subsidiaries in owned or leased premises in various countries throughout Europe. A facility for product testing and research and development is located in Skagit County, Washington. Retail auto parts sales locations are primarily in leased premises in five western states. The Company's corporate headquarters is located in owned premises in Bellevue, Washington.

  The Company considers substantially all of the properties used by its businesses to be suitable for their intended purposes. In March, 1996 the Company announced that it would cease manufacturing operations at its Seattle plant in April, 1996. This facility continues to be used for warehousing of inventories. It is not included as a manufacturing plant in the table below. PACCAR also announced the closure of its Canadian truck plant for economic reasons. Subsequent to the closure, PACCAR was approached by Canadian government and labor union officials regarding the possibility of reopening the plant. Negotiations with these parties are currently underway. While the Company is hopeful that final agreements will be signed in 1997, there is no assurance that this will occur. The Canadian plant is shown as a truck manufacturing facility in the accompanying table; however, no production occurred at the Canadian location in 1996. The Company's remaining manufacturing facilities operated near their productive capacities for most of 1996.

  Geographical locations of manufacturing plants within indicated industry segments are as follows:

                       U.S.     Canada   Australia    Mexico    Europe

          Trucks        4         1          1          1          3
          Other         4         -          -          -          -

  Properties located in Gardena, Torrance, and Huntington Park, California; Bradford, Pennsylvania; Seattle, Washington and Surrey, British Columbia, Canada are being held for sale. These properties were originally obtained principally as a result of business acquisitions in 1987 and 1988.

ITEM 3.  LEGAL PROCEEDINGS

  The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company's consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1996.



                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

  Common Stock Market Prices and Dividends on page 40 of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

  Selected Financial Data on page 41 of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 through 24 of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated herein by reference:

  Consolidated Balance Sheets
         -- December 31, 1996 and 1995

  Consolidated Statements of Income
         -- Years Ended December 31, 1996, 1995 and 1994

  Consolidated Statements of Stockholders' Equity
         -- Years Ended December 31, 1996, 1995 and 1994

  Consolidated Statements of Cash Flows
         -- Years Ended December 31, 1996, 1995 and 1994

  Notes to Consolidated Financial Statements
         -- December 31, 1996, 1995 and 1994

Quarterly Results (Unaudited) on page 41 of the Annual Report to Stockholders for the years ended December 31, 1996 and 1995 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Item 401(a), (d), (e) and Item 405 of Regulation S-K:

  Identification of directors, family relationships, business experience and compliance with Section 16(a) of the Exchange Act on pages 3 and 4 of the proxy statement for the annual stockholders meeting of April 29, 1997 is incorporated herein by reference.

  Item 401(b) of Regulation S-K:

    Executive Officers of the registrant as of February 14, 1997:

                                  Present Position and Other Position(s)
Name and Age                      Held During Last Five Years
------------                      --------------------------------------------
Mark C. Pigott (43)               Chairman and Chief Executive Officer; Vice
                                  Chairman from January 1995 to December 1996;
                                  Executive Vice President from December 1993 to January 1995; previously Senior Vice
                                  President. Mr. Pigott is the son of Charles
                                  M. Pigott, a director of the Company, and nephew of James C. Pigott, also a director of the Company.

David J. Hovind (56)              President; Executive Vice President from July
                                  1987 to January 1992.

Michael A. Tembreull (50)         Vice Chairman; Executive Vice President from
                                  January 1992 to January 1995; previously
                                  Senior Vice President.

Gary S. Moore (53)                Senior Vice President; General Manager,
                                  Kenworth Truck Company from March 1990 to
                                  August 1992.

T. Ron Morton (50)                Senior Vice President; President, PACCAR
                                  Financial Corp. since August, 1988.

Thomas E. Plimpton (47)           Senior Vice President; General Manager,
                                  Peterbilt Motors Company from January, 1992 to May, 1996.

G. Don Hatchel (52)               Vice President and Controller.

G. Glen Morie (54)                Vice President and General Counsel.

Officers are elected annually but may be appointed or removed on interim dates.

ITEM 11. EXECUTIVE COMPENSATION

  Compensation of Directors and Executive Officers and Related Matters on pages 5 through 19 of the proxy statement for the annual stockholders meeting of April 29, 1997 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Stock ownership information on pages 1 through 3 of the proxy statement for the annual stockholders meeting of April 29, 1997 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 1996.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) -  The response to this portion of Item 14 is submitted as a separate section of this report.

    (3) Listing of Exhibits (in order of assigned index numbers)

       (2) Plan of acquisition, reorganization, arrangement, liquidation or succession:

              (a) "Agreement for the Sale and Purchase of the Entire Issued and Outstanding Share Capital of DAF Trucks N.V." (incorporated by reference to Form 8-K/A, Amendment No. 1 to Current Report, filed December 6, 1996).

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

       (13)   Annual report to security holders
              Portions of the 1996 Annual Report to Shareholders have been incorporated by reference and are filed herewith.

       (21)   Subsidiaries of the registrant

       (23)   Consent of independent auditors

       (24)   Power of attorney
              Powers of attorney of certain directors

       (27)   Financial Data Schedule

(b)  Reports on Form 8-K
    The following reports on Form 8-K were filed in the fourth quarter of 1996:
    (1) Current Report on Form 8-K was filed October 8, 1996 containing PACCAR's press release announcing the Company's offer to acquire DAF Trucks N.V.
    (2) Current Report on Form 8-K related to the acquisition of DAF Trucks N.V. was filed November 27, 1996. Amendment No. 1 was filed December 6, 1996.

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

                                                       PACCAR INC
                                             ----------------------------------
                                                       Registrant

Date:    March 26, 1997                     /s/ M. C. Pigott
         ---------------                    ----------------------------------
                                            M. C. Pigott, Director, Chairman
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                                   TITLE
---------                                   -----

/s/ M. A. Tembreull                         Director and Vice Chairman
---------------------                       (Principal Financial Officer)
M. A. Tembreull

/s/ G. D. Hatchel                           Vice President and Controller
---------------------                       (Principal Accounting Officer)
G. D. Hatchel

*/s/ C. M. Pigott                           Director and Chairman Emeritus
---------------------
C. M. Pigott

*/s/ D. J. Hovind                           Director and President
---------------------
D. J. Hovind

*/s/ J. W. Pitts                            Director and Chairman of
---------------------                       Audit Committee
J. W. Pitts

*/s/ J. C. Pigott                           Director and Audit Committee Member
---------------------
J. C. Pigott

*/s/ J. M. Fluke, Jr.                       Director and Audit Committee Member
---------------------
J. M. Fluke, Jr.

*/s/ H. J. Haynes                           Director
---------------------
H. J. Haynes

*/s/ J. H. Wiborg                           Director
---------------------
J. H. Wiborg

*/s/ C. H. Hahn                             Director
---------------------
C. H. Hahn

*By /s/ M. C. Pigott
    -----------------
    M. C. Pigott
    Attorney-in-Fact

                              ANNUAL REPORT ON FORM 10-K

                          ITEM 14(a)(1) AND (2), (c) AND (d)

            LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                   CERTAIN EXHIBITS

                            FINANCIAL STATEMENT SCHEDULES

                             YEAR ENDED DECEMBER 31, 1996

                             PACCAR INC AND SUBSIDIARIES

                                 BELLEVUE, WASHINGTON

FORM 10-K -- ITEM 14(a)(1) AND (2)
PACCAR INC AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of PACCAR Inc and subsidiaries, included in the Annual Report to Stockholders for the year ended
December 31, 1996 are incorporated by reference in Item 8:

    Consolidated Balance Sheets
         -- December 31, 1996 and 1995

    Consolidated Statements of Income
         -- Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Stockholders' Equity
         -- Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows
         -- Years Ended December 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements
         -- December 31, 1996, 1995 and 1994

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

                             PACCAR INC AND SUBSIDIARIES
                         SCHEDULE II - ALLOWANCES FOR LOSSES
                                (Millions of Dollars)

                                                 Additions
                                         -------------------------
                         Balance at      Charged to      Resulting                      Balance
Year Ended                Beginning       Costs and        from            (1)           at End
December 31:              of Period        Expenses     Acquisitions     Deductions   of Period
------------             ----------      ----------     ------------     ---------    ---------
  1996
(A)Manufacturing
    and Parts               $ 5.8          $  .5           $10.9         $ (2.5)        $14.7
(B)Financial Services        56.8            5.2                           (8.0)         54.0
                             ----            ---           ----           -----          ----
                            $62.6          $ 5.7           $10.9         $(10.5)        $68.7

  1995
(A)Manufacturing
    and Parts               $ 4.3          $  .1                          $ 1.4         $ 5.8
(B)Financial Services        41.1           14.3                            1.4          56.8
                             ----           ----                           ----          ----
                            $45.4          $14.4                         $  2.8         $62.6

  1994
(A)Manufacturing
    and Parts               $ 2.2          $ 1.3                         $   .8         $ 4.3
(B)Financial Services        32.9            4.0                            4.2          41.1
                             ----           ----                           ----          ----
                            $35.1          $ 5.3                         $  5.0         $45.4



(A) Allowance for losses deducted from trade receivables.
(B) Allowance for losses deducted from notes, contracts, and other receivables.
(1) Uncollectible trade receivables, notes, contracts and other receivables written off, net of recoveries.