Form 10-Q
period 1997-03-31
PACCAR INC
filed 1997-05-14
CIK 75362

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended March 31, 1997

         [ ] Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934
         For the transition period from         to
                                        -------    -------

                          Commission File No. 0-6394


                                  PACCAR Inc
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Delaware                               91-0351110
-----------------------------------    ----------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


  777 - 106th Ave. N.E., Bellevue, WA                                  98004
-------------------------------------------------------------------------------
  (Address of principal executive offices)                           (Zip Code)


                                (206) 455-7400
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
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


         Common Stock, $12 par value--38,887,995 shares as of April 30, 1997

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             PACCAR Inc AND SUBSIDIARIES
-------------------------------------------------------------------------------
                                        INDEX
                                                                          PAGE
PART I.  FINANCIAL INFORMATION:                                           ----

     ITEM 1.  FINANCIAL STATEMENTS:

          Consolidated Statements of Income --
               Three Months Ended March 31, 1997 and 1996 . . . . . . .     3

          Condensed Consolidated Balance Sheets --
               March 31, 1997, and December 31, 1996. . . . . . . . . .     4

          Condensed Consolidated Statements of Cash Flows --
               Three Months Ended March 31, 1997 and 1996 . . . . . . .     6

          Notes to Consolidated Financial Statements. . . . . . . . . .     7

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION . . . . . . . . . . .     9


PART II. OTHER INFORMATION:

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . .    10

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .    11


SIGNATURE       . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12


INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                                      FORM 10-Q
                             PACCAR Inc AND SUBSIDIARIES

                            PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
(Millions Except per Share Amounts)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Three Months Ended March 31                               1997           1996
-------------------------------------------------------------------------------
MANUFACTURING AND PARTS:
Revenues
Net Sales                                               $1,443.4      $1,027.7
Other                                                        2.1            .2
-------------------------------------------------------------------------------
                                                         1,445.5       1,027.9

Costs and Expenses
Cost of sales                                            1,255.0         895.0
Selling, general and administrative                        123.5          99.7
Interest                                                     4.1            .6
-------------------------------------------------------------------------------
                                                         1,382.6         995.3
-------------------------------------------------------------------------------
Manufacturing and Parts Income Before Income Taxes          62.9          32.6

FINANCIAL SERVICES:
Revenues                                                    68.1          66.9

Costs and Expenses
Interest and other                                          36.5          37.3
Selling, general and administrative                         12.8          11.8
Provision for losses on receivables                          1.7           1.1
-------------------------------------------------------------------------------
                                                            51.0          50.2
-------------------------------------------------------------------------------
Financial Services Income Before Income Taxes               17.1          16.7

OTHER:
Investment income                                            5.1           6.2
Other, net                                                   3.6            .3
-------------------------------------------------------------------------------
Total Income Before Income Taxes                            88.7          55.8
Income taxes                                                30.8          20.1
-------------------------------------------------------------------------------
Net Income                                                 $57.9         $35.7
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Weighted average number of common shares outstanding        38.9          38.9
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Per Share Data:
Net income                                                 $1.49         $ .92
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Dividends declared                                         $ .25         $ .25
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                                      FORM 10-Q
                             PACCAR Inc AND SUBSIDIARIES


-------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets               March 31      December 31
ASSETS (Millions of Dollars)                            1997            1996*
-------------------------------------------------------------------------------
MANUFACTURING AND PARTS:                            (Unaudited)
Current Assets
Cash and equivalents                                 $  174.1      $  203.0
Trade receivables, net of allowance for losses          594.4         560.5
Marketable securities                                   293.5         304.9
Inventories                                             384.9         406.5
Deferred taxes and other current assets                  64.7          73.3
-------------------------------------------------------------------------------
Total Manufacturing and Parts Current Assets          1,511.6       1,548.2
Deferred taxes, goodwill and other                      183.8         196.3
Property, plant and equipment, net                      701.0         732.6
-------------------------------------------------------------------------------
Total Manufacturing and Parts Assets                  2,396.4       2,477.1
-------------------------------------------------------------------------------



FINANCIAL SERVICES:
Cash and equivalents                                     16.6          19.9
Finance and other receivables, net of allowance
 for losses                                           2,953.6       2,972.4
   Less unearned interest                              (227.6)       (235.5)
-------------------------------------------------------------------------------
                                                      2,726.0       2,736.9
Equipment on operating leases, net                       44.3          44.9
Other assets                                             23.5          20.0
-------------------------------------------------------------------------------
Total Financial Services Assets                       2,810.4       2,821.7
-------------------------------------------------------------------------------
                                                     $5,206.8      $5,298.8
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                      FORM 10-Q
                             PACCAR Inc AND SUBSIDIARIES


-------------------------------------------------------------------------------
                                                       March 31    December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                       1997       1996*
-------------------------------------------------------------------------------
MANUFACTURING AND PARTS:                             (Unaudited)
Current Liabilities
Accounts payable and accrued expenses                 $  918.8      $  914.4
Notes payable                                            314.0         347.4
Dividend payable                                                        58.3
Income taxes and other                                    49.2          31.4
-------------------------------------------------------------------------------
Total Manufacturing and Parts Current Liabilities      1,282.0       1,351.5
Long-term debt                                            26.9          32.9
Other, including deferred taxes                          214.5         225.2
-------------------------------------------------------------------------------
Total Manufacturing and Parts Liabilities              1,523.4       1,609.6
-------------------------------------------------------------------------------
FINANCIAL SERVICES:
Accounts payable and accrued expenses                     36.6          85.1
Commercial paper and bank loans                        1,002.8         982.0
Long-term debt                                         1,112.1       1,112.0
Deferred income taxes and other                          146.9         152.1
-------------------------------------------------------------------------------
Total Financial Services Liabilities                   2,298.4       2,331.2
-------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 1.0 million shares, none issued
Common stock, $12 par value: Authorized 100.0 million
  shares, 38.9 million shares issued and outstanding     466.7         466.4
Additional paid-in capital                               219.7         219.0
Retained earnings                                        805.8         757.7
Currency translation and
  net unrealized investment gains or losses             (107.2)        (85.1)
-------------------------------------------------------------------------------
Total Stockholders' Equity                             1,385.0       1,358.0
-------------------------------------------------------------------------------
                                                      $5,206.8      $5,298.8
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
* The December 31, 1996 condensed consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                      FORM 10-Q
                             PACCAR Inc AND SUBSIDIARIES

-------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Three Months Ended March 31                                1997          1996
-------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 24.9        $ 43.2

INVESTING ACTIVITIES:
Finance receivables originated                           (309.8)       (296.5)
Collections on finance receivables                        295.1         269.7
Net decrease in wholesale receivables                      11.9          23.8
Marketable securities purchased                          (397.9)       (313.9)
Marketable securities sales and maturities                408.1         332.4
Acquisition of property, plant, and equipment             (15.3)        (18.1)
Proceeds from asset disposals                               8.7           8.7
Other                                                      (1.6)          (.2)
-------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities         (.8)          5.9

FINANCING ACTIVITIES:
Cash dividends                                            (68.0)       (126.3)
Net increase (decrease) in commercial paper and
 bank loans                                                21.6          (2.8)
Proceeds of long-term debt                                121.1         139.8
Payments of long-term debt                               (124.1)       (125.0)
-------------------------------------------------------------------------------
Net Cash Used in Financing Activities                     (49.4)       (114.3)
Effect of exchange rate changes on cash                    (6.9)          2.0
-------------------------------------------------------------------------------
Net Decrease in Cash and Equivalents                      (32.2)        (63.2)
Cash and equivalents at beginning of period               222.9         184.0
-------------------------------------------------------------------------------
Cash and equivalents at end of period                    $190.7        $120.8
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                                      FORM 10-Q
                             PACCAR Inc AND SUBSIDIARIES

-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements  (Millions of Dollars)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE A--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 1997 presentation.


NOTE B--Inventories
-------------------------------------------------------------------------------
                                                   March 31       December 31
                                                       1997              1996
-------------------------------------------------------------------------------
Inventories at FIFO cost:                        (Unaudited)
    Finished products                                $297.8         $303.9
    Work in process and raw materials                 220.9          235.3
-------------------------------------------------------------------------------
                                                      518.7          539.2
Less excess of FIFO cost over LIFO                   (133.8)        (132.7)
-------------------------------------------------------------------------------
                                                     $384.9         $406.5
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Under the LIFO method of accounting (used for approximately 56% of March 31, 1997 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

                                      FORM 10-Q
                             PACCAR Inc AND SUBSIDIARIES

-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                (Millions of Dollars)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE C--Changes in Capital Stock

On April 29, 1997, the Company's stockholders approved an increase in the authorized common shares to 200 million and a decrease in the par value from $12 to $1 per share. Beginning in the second quarter of 1997, the Company will reflect this change in its common stock and additional paid-in capital accounts. All share and per share amounts herein are before split.

Stock Split
The Company's Board of Directors, on April 29, 1997, declared a two for one split of the common stock (i.e., one additional share for each share held). New shares will be issued on or before May 21 to stockholders of record at the close of business on May 9, 1997. Following issuance of the additional shares, net income per share will be computed using the new number of outstanding shares. All share and per share amounts herein are before split.

                                      FORM 10-Q
                             PACCAR Inc AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         RESULTS OF OPERATIONS:

         PACCAR recorded higher sales and net income in the first quarter of 1997 compared to year-earlier levels. Consolidated net sales grew 40% to $1.4 billion compared to $1.0 billion in the first quarter of 1996. Net income increased by $22.2 million to $57.9 million from the $35.7 million earned in 1996.

         The increases were generated primarily as a result of the consolidation of DAF Trucks N.V., the European truck company acquired in November 1996.

         In the first quarter of 1996, PACCAR recognized an $18 million pretax charge ($11 million after-tax), primarily to close its Canadian truck plant. This charge was included in selling, general and administrative expense. As previously announced, the Company has entered into negotiations regarding the possibility of reopening the Canadian plant.

         Worldwide truck order backlogs for PACCAR increased during the first quarter of 1997. North American operations (U.S., Canada and Mexico) experienced good truck order intake volumes in the first three months of 1997. DAF Trucks N.V. is also experiencing strong truck orders, including excellent market response to its new truck model, the 95XF.

         PACCAR's financial services operations and other product areas which include auto parts, winches and oilfield equipment, all showed favorable comparisons in the first quarter of 1997 versus the first three months of 1996.


         LIQUIDITY AND CAPITAL RESOURCES:

         PACCAR's ratio of manufacturing current assets to current liabilities at March 31, 1997 increased to 1.18 from 1.15 at December 31, 1996.

         During the first quarter of 1997 the Company used cash from operations, net additional borrowings and cash reserves to pay the special year-end and regular first quarter dividends, and to make capital additions, net of proceeds from asset disposals.

         Other information on liquidity and sources of capital as presented in the 1996 Annual Report to Stockholders continues to be relevant.

                                      FORM 10-Q
                             PACCAR Inc AND SUBSIDIARIES

                              PART II--OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended March 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)  The annual meeting of stockholders was held on April 29, 1997.

    (b)  The following persons were elected to serve as directors:

         CLASS II - TERM EXPIRING IN 2000
         --------------------------------
           Harold J. Haynes
           James C. Pigott
           Mark C. Pigott

    Other persons whose term of office as a director continued after the meeting:

         CLASS I - TERM EXPIRING IN 1999
         -------------------------------
           John M. Fluke, Jr.
           David J. Hovind
           Michael A. Tembreull
           Gerald Grinstein

         CLASS III - TERM EXPIRING IN 1998
         ---------------------------------
           Dr. Carl H. Hahn
           Charles M. Pigott
           John W. Pitts

    (c) In addition, at the annual meeting the stockholders approved the PACCAR Inc Senior Executive Incentive Plan, amendments to the Company's 1991 Long Term Incentive Plan, and an amendment to the Certificate of Incorporation to increase the authorized common shares to 200 million and to decrease their par value from $12 to $1 per share.

         The PACCAR Inc Senior Executive Incentive Plan was approved with 34,347,541 shares voted in favor and 568,755 shares voted against the plan; 477,803 abstentions and 917,400 nonvotes.

         The amendments to the Company's 1991 Long Term Incentive Plan were approved with 25,389,371 shares voted in favor of the amendments, and 8,823,380 shares voted against the amendments; 892,642 abstentions and 1,206,106 nonvotes.

         The amendment to the Certificate of Incorporation to increase the authorized common shares to 200 million and to decrease their par value from $12 to $1 per share was approved with 35,215,153 shares voted in favor of the amendment, and 845,058 shares voted against the amendment; 251,288 abstentions and 0 nonvotes.

         The total number of shares of PACCAR Common Stock $12 par value, outstanding as of March 5, 1997, the record date for the annual meeting, was 38,884,797.

         Reference should be made to the exhibits filed herewith for descriptions of the plan and amendments which required stockholder approval.

                                      FORM 10-Q
                             PACCAR Inc AND SUBSIDIARIES



    (d)  None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The exhibits filed herewith are listed in the accompanying index to exhibits.

    (b) The following report on Form 8-K has been filed for the quarter ended March 31, 1997:
         (1) Current report on Form 8-K, amendment No. 2 related to the acquisition of DAF Trucks N.V. was filed January 30, 1997.

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PACCAR INC
                                          -------------------------
                                                (Registrant)


    Date       May 12, 1997            By /s/ G. D. Hatchel
         -----------------------          ----------------------------
                                           G. D. Hatchel
                                           Vice President and Controller
                                           (Authorized Officer and
                                            Chief Accounting Officer)

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

                               INDEX TO EXHIBITS


EXHIBIT (IN ORDER OF ASSIGNED INDEX NUMBERS)
---------------------------------------------

 2 Plan of acquisition, reorganization, arrangement, liquidation or succession:

    (a) "Agreement for the Sale and Purchase of the Entire Issued and Outstanding Share Capital of DAF Trucks N.V." (incorporated by reference to Form 8-K/A, Amendment No. 1 to Current Report, filed December 6, 1996).

 3  Articles of incorporation and bylaws:

    (a)  PACCAR Inc Certificate of Incorporation, as amended to April 29, 1997.

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

    (d) Forms of Medium-Term Note, Series F (incorporated by reference to Exhibits 4.3A, 4.3B and 4.3C to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated May 26, 1992, Registration
         Number 33-48118).

         Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A., and the Depository Trust Company, Series F (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated May 26, 1992, Registration Number 33-48118).

    (e) Forms of Medium-Term Note, Series G (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated December 8, 1993, Registration Number 33-51335).

         Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A., and the Depository Trust Company, Series G (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated December 8, 1993, Registration Number 33-51335).

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

                              INDEX TO EXHIBITS


EXHIBIT (IN ORDER OF ASSIGNED INDEX NUMBERS)
--------------------------------------------

    (f) Forms of Medium-Term Note, Series H (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated March 11, 1996, Registration
         Number 333-01623).

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

    (f) PACCAR Inc 1991 Long-Term Incentive Plan (incorporated by reference to Exhibit C of the 1997 Proxy Statement, dated March 20, 1997).

    (g) Amended and Restated Deferred Incentive Compensation Plan (incorporated by reference to Exhibit (10)(g) of the Annual Report on Form 10-K for the year ended December 31, 1993).

    (h) PACCAR Inc Senior Executive Incentive Plan (incorporated by reference to Exhibit D of the 1997 Proxy Statement, dated March 20, 1997).

27  Financial Data Schedule