Form 10-Q
period 1997-06-30
PACCAR INC
filed 1997-08-11
CIK 75362

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

             [x] Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1997

            [ ] Transition Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
            For the transition period from _________ to _________

                          Commission File No. 0-6394


                                  PACCAR Inc
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                Delaware                                   91-0351110
-----------------------------------        -------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)



  777 - 106th Ave. N.E., Bellevue, WA                           98004
--------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)



                                (425) 455-7400
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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


      Common Stock, $1 par value--77,823,678 shares as of July 31, 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES





--------------------------------------------------------------------------------
                                    INDEX
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION:

  ITEM 1.   FINANCIAL STATEMENTS:

    Consolidated Statements of Income --
       Three and Six Months Ended June 30, 1997 and 1996..................     3

    Condensed Consolidated Balance Sheets --
       June 30, 1997, and December 31, 1996...............................     4

    Condensed Consolidated Statements of Cash Flows --
       Six Months Ended June 30, 1997 and 1996............................     6

    Notes to Consolidated Financial Statements............................     7

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION............................     8


PART II. OTHER INFORMATION:

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................    10


SIGNATURE  ...............................................................    11


INDEX TO EXHIBITS  .......................................................    12

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

                        PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
(Millions except per share data)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                      Three Months Ended       Six Months Ended
                                            June 30                 June 30
--------------------------------------------------------------------------------
                                        1997       1996         1997       1996
--------------------------------------------------------------------------------
MANUFACTURING AND PARTS:
Revenues
Net sales                             $1,588.7  $1,033.9      $3,032.1  $2,061.6
Other                                      1.8       5.4           3.9       5.6
--------------------------------------------------------------------------------
                                       1,590.5   1,039.3       3,036.0   2,067.2
Costs and Expenses
Cost of sales                          1,366.7     897.4       2,621.7   1,792.4
Selling, general and administrative      130.1      82.0         253.6     181.7
Interest                                   4.2        .5           8.3       1.1
--------------------------------------------------------------------------------
                                       1,501.0     979.9       2,883.6   1,975.2
--------------------------------------------------------------------------------
Manufacturing and Parts Income
   Before Income Taxes                    89.5      59.4         152.4      92.0

FINANCIAL SERVICES:
Revenues                                  69.4      66.6         137.5     133.5
Costs and Expenses
Interest and other                        37.4      36.7          73.9      74.0
Selling, general and administrative       13.7      11.6          26.5      23.4
Provision for losses on receivables        1.3       1.6           3.0       2.7
--------------------------------------------------------------------------------
                                          52.4      49.9         103.4     100.1
--------------------------------------------------------------------------------
Financial Services Income
  Before Income Taxes                     17.0      16.7          34.1      33.4

OTHER:
Investment income                          5.5       5.9          10.6      12.1
Other, net                                (1.2)       .6           2.4        .9
--------------------------------------------------------------------------------
Total Income Before Income Taxes         110.8      82.6         199.5     138.4

Income taxes                              39.3      30.9          70.1      51.0
--------------------------------------------------------------------------------
Net Income                            $   71.5  $   51.7      $  129.4  $   87.4
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Weighted average number of
  common shares  outstanding              77.8      77.8          77.8      77.8
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Per Share Data:
Net income                            $    .92  $    .67      $   1.66  $   1.13
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Dividends declared and paid           $   .150  $   .125      $   .275  $   .250
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES


--------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets                       June 30  December 31
ASSETS (Millions of Dollars)                                   1997        1996*
--------------------------------------------------------------------------------
MANUFACTURING AND PARTS:                                 (Unaudited)

Current Assets

Cash and cash equivalents                                  $  212.1    $  203.0

Trade and other receivables, net                              625.7       560.5

Marketable securities                                         298.0       304.9

Inventories                                                   403.6       406.5

Deferred taxes and other current assets                        67.0        73.3
--------------------------------------------------------------------------------
Total Manufacturing and Parts Current Assets                1,606.4     1,548.2

Deferred taxes, goodwill and other                            180.8       196.3

Property, plant and equipment, net                            696.2       732.6
--------------------------------------------------------------------------------
Total Manufacturing and Parts Assets                        2,483.4     2,477.1
--------------------------------------------------------------------------------







FINANCIAL SERVICES:

Cash and cash equivalents                                      15.9        19.9

Finance and other receivables, net of  allowance for losses 2,938.2     2,972.4

  Less unearned interest                                     (225.4)     (235.5)
--------------------------------------------------------------------------------
                                                            2,712.8     2,736.9

Equipment on operating leases, net                             41.9        44.9

Other assets                                                   23.3        20.0
--------------------------------------------------------------------------------
Total Financial Services Assets                             2,793.9     2,821.7
--------------------------------------------------------------------------------
                                                           $5,277.3    $5,298.8
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 FORM 10-Q
                        PACCAR Inc AND SUBSIDIARIES


--------------------------------------------------------------------------------
                                                         June 30    December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                        1997          1996*
--------------------------------------------------------------------------------
MANUFACTURING AND PARTS:                              (Unaudited)

Current Liabilities

Accounts payable and accrued expenses                   $  988.6       $  914.4

Notes payable                                                9.3          347.4

Dividend payable                                                           58.3

Income taxes and other                                      28.4           31.4
--------------------------------------------------------------------------------
Total Manufacturing and Parts Current  Liabilities       1,026.3        1,351.5

Long-term debt                                             326.5           32.9

Other, including deferred taxes                            213.0          225.2
--------------------------------------------------------------------------------
Total Manufacturing and Parts Liabilities                1,565.8        1,609.6
--------------------------------------------------------------------------------
FINANCIAL SERVICES:

Accounts payable and accrued expenses                       42.9           85.1

Commercial paper and bank loans                            892.5          982.0

Long-term debt                                           1,191.3        1,112.0

Deferred income taxes and other                            144.6          152.1
--------------------------------------------------------------------------------
Total Financial Services Liabilities                     2,271.3        2,331.2
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  1.0 million shares authorized, none issued
Common stock, par value $1: authorized  200.0 million
  shares, 77.8 million  shares issued and outstanding       77.8          466.4

Additional paid-in capital                                 609.6          219.0

Retained earnings                                          865.6          757.7

Currency translation and
  net unrealized investment gains or losses               (112.8)         (85.1)
--------------------------------------------------------------------------------
Total Stockholders' Equity                               1,440.2        1,358.0
--------------------------------------------------------------------------------
                                                        $5,277.3       $5,298.8
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
* The December 31, 1996 condensed consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                 FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES


--------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Six Months Ended June 30                                      1997        1996
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $   125.1   $   131.5

INVESTING ACTIVITIES:

Finance receivables originated                               (651.5)     (627.6)

Collections on finance receivables                            616.1       551.2

Net decrease in wholesale receivables                          33.1        66.3

Marketable securities purchased                            (1,102.9)   (1,004.4)

Marketable securities sales and maturities                  1,109.6       983.0

Acquisition of property, plant and equipment                  (38.5)      (40.7)

Acquisition of equipment for operating leases                  (2.5)       (3.1)

Proceeds from asset disposals                                  13.9        24.3

Other                                                           (.1)       (1.7)
--------------------------------------------------------------------------------
Net Cash Used in Investing Activities                         (22.8)      (52.7)

FINANCING ACTIVITIES:

Cash dividends                                                (79.7)     (136.0)

Net (decrease) increase in notes payable,
     commercial paper and bank loans                         (382.0)       21.4

Proceeds of long-term debt                                    629.2       244.9

Payment of long-term debt                                    (254.9)     (276.3)
--------------------------------------------------------------------------------
Net Cash Used in Financing Activities                         (87.4)     (146.0)

Effect of exchange rate changes on cash                        (9.8)        (.9)
--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Equivalents                 5.1       (68.1)

Cash and equivalents at beginning of period                   222.9       184.0
--------------------------------------------------------------------------------
Cash and equivalents at end of period                     $   228.0   $   115.9
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

NOTE B--Inventories

--------------------------------------------------------------------------------
                                                      June 30       December 31
                                                         1997              1996
--------------------------------------------------------------------------------
Inventories at FIFO cost:                           (Unaudited)
  Finished products                                     $304.9           $303.9
  Work in process and raw materials                      232.4            235.3
--------------------------------------------------------------------------------
                                                         537.3            539.2
Less excess of FIFO cost over LIFO                      (133.7)          (132.7)
--------------------------------------------------------------------------------
                                                        $403.6           $406.5
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Under the LIFO method of accounting (used for approximately 55% of June 30, 1997, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES


--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE C--Changes in Capital Stock

At the Annual Meeting of Stockholders on April 29, 1997, the Company's stockholders approved an increase in the number of authorized common shares from 100 million to 200 million and a decrease in the par value from $12 to $1 per share. This change resulted in a transfer of $427.6 million from the common stock account to the additional paid-in capital account.

On April 29, 1997, the Company's Board of Directors also declared a two for one split of the common stock (i.e., one additional share for each share held). New shares were issued on May 21. As a result, $38.9 million was transferred from additional paid-in capital to common stock. All references in the financial statements to number of shares and per share amounts have been restated.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          RESULTS OF OPERATIONS:

          PACCAR achieved higher sales and net income for both the second quarter and the first half of 1997 compared with the same periods last year. Second quarter net income increased $19.8 million (38%) and sales improved 54% to $1.6 billion. First half net income grew 48% to $129.4 million on a 47% gain in sales. Higher sales and earnings this year were primarily due to the inclusion of DAF Trucks, N.V., the European truck company acquired late in 1996. First half 1996 net income includes an $11 million charge, primarily for closure of the Company's Canadian truck plant.

          Manufacturing and Parts income before income taxes increased
          $30.1 million or 51% for the quarter and $60.4 million or 66% for the half compared to corresponding amounts in 1996. New truck order intake volumes in the U.S. and Canada were good in the second quarter and backlogs at the end of June increased compared to both the end of 1996 and the end of first quarter 1997. The closure costs recognized in 1996 amounted to $18 million pretax and are reflected as a component of selling, general and administrative expense. As previously announced, the Company continues to participate in negotiations regarding the possibility of reopening the Canadian plant.

          Sales and profits for PACCAR's truck manufacturing operations in Australia and Mexico increased for both the second quarter and first half compared to 1996.

          PACCAR's other product areas, which include auto parts, winches and oilfield equipment, all showed favorable comparisons in the first half of 1997 versus the first half of 1996.

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES







          PACCAR's finance and leasing companies benefited from higher average outstanding balances of loan and lease receivables during the first six months of 1997 compared to the first half of 1996. Consequently, revenues and profits for the segment improved compared to last year's results for both the first half and second quarter.



          LIQUIDITY AND CAPITAL RESOURCES:

          PACCAR's ratio of manufacturing and parts current assets to current liabilities at June 30, 1997 improved to 1.57 from 1.15 at December 31, 1996. During the second quarter the Company replaced the two short-term Dutch guilder-denominated notes related to the purchase of DAF Trucks N.V. with bank funding. The replacement funding was also denominated in guilders and amounted to NLG 597 million, with terms that can extend up to five years.

          During the first half of 1997, the Company used cash from operations primarily to pay the special year-end and regular quarterly cash dividends and to make capital additions. In 1996, PACCAR's largest financial services subsidiary, PACCAR Financial Corp. (PFC), registered $1 billion of senior debt securities under the Securities Act of 1933 for offering to the public. At the end of June 1997, $375 million of such securities was available for issuance. Upon issuance of the remaining securities, PFC expects to register additional senior debt securities for offering to the public.

          Other information on liquidity and capital resources as presented in the 1996 Annual Report to Stockholders continues to be relevant.

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

                          PART II--OTHER INFORMATION


For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended June 30, 1997

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

    (b)  No reports on Form 8-K have been filed for the quarter ended June 30,
         1997

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                PACCAR Inc
---------------------------------------
               (Registrant)


     Date   August 11, 1997            By  /s/ G. D. Hatchel
         -----------------------           -------------------------------------
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

 3  Articles of incorporation and bylaws:

    (a) PACCAR Inc Certificate of Incorporation, as amended to April 29, 1997 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

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