Form 10-Q
period 1997-09-30
PACCAR INC
filed 1997-11-13
CIK 75362

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

          For the quarterly period ended September 30, 1997

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _________ to _________

                           Commission File No. 0-6394


                                   PACCAR INC
  -----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                Delaware                                 91-0351110
  --------------------------------        -------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)



  777 - 106th Ave. N.E., Bellevue, WA                                 98004
  -----------------------------------------------------------------------------
  (Address of principal executive offices)                           (Zip Code)

                                 (425) 468-7400
  -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes  X   No
                                                 ----    ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $1 par value--77,825,514 shares as of October 31, 1997

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

-------------------------------------------------------------------------------
                                      INDEX
                                                                           PAGE

PART I.  FINANCIAL INFORMATION:

     ITEM 1.  FINANCIAL STATEMENTS:

          Consolidated Statements of Income --
               Three and Nine Months Ended September 30, 1997 and 1996 . . .  3

          Condensed Consolidated Balance Sheets --
               September 30, 1997, and December 31, 1996 . . . . . . . . . .  4

          Condensed Consolidated Statements of Cash Flows --
               Nine Months Ended September 30, 1997 and 1996 . . . . . . . .  6

          Notes to Consolidated Financial Statements . . . . . . . . . . . .  7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . .  8


PART II. OTHER INFORMATION:

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . 10


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
(Millions except per share data)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                       Three Months Ended             Nine Months Ended
                                                          September 30                  September 30
                                                  -------------------------       -------------------------
                                                      1997           1996            1997           1996
                                                  ----------      ---------       --------      -----------
MANUFACTURING AND PARTS:
Revenues
Net sales                                         $  1,637.8       $1,046.8       $4,669.9       $  3,108.4
Other                                                    1.4            2.3            5.3              7.9
                                                  ----------       --------       --------       ----------
                                                     1,639.2        1,049.1        4,675.2          3,116.3
Costs and Expenses
Cost of sales                                        1,402.1          908.4        4,023.8          2,700.8
Selling, general and administrative                    131.3           83.6          385.0            265.3
Interest                                                 4.9             .6           13.1              1.7
                                                  ----------       --------       --------       ----------
                                                     1,538.3          992.6        4,421.9          2,967.8
                                                  ----------       --------       --------       ----------
Manufacturing and Parts Income
   Before Income Taxes                                 100.9           56.5          253.3            148.5
FINANCIAL SERVICES:
Revenues                                                71.3           66.8          208.8            200.3
Costs and Expenses
Interest and other                                      37.8           36.9          111.7            110.9
Selling, general and administrative                     13.3           11.8           39.8             35.2
Provision for losses on receivables                      1.9            1.2            4.9              3.9
                                                  ----------       --------       --------       ----------
                                                        53.0           49.9          156.4            150.0
                                                  ----------       --------       --------       ----------
Financial Services Income
   Before Income Taxes                                  18.3           16.9           52.4             50.3
OTHER:
Investment income                                        6.1            7.0           16.7             19.1
Other, net                                               2.7             .4            5.1              1.3
                                                  ----------       --------       --------       ----------
Total Income Before Income Taxes                       128.0           80.8          327.5            219.2
Income taxes                                            45.5           29.7          115.6             80.7
                                                  ----------       --------       --------       ----------
Net Income                                        $     82.5       $   51.1       $  211.9       $    138.5
                                                  ----------       --------       --------       ----------
                                                  ----------       --------       --------       ----------


Weighted average number of
  common shares outstanding                             77.8           77.7           77.8             77.7
                                                  ----------       --------       --------       -----------
                                                  ----------       --------       --------       ----------

Per Share Data:
Net income                                        $     1.06       $    .66       $   2.72       $     1.79
                                                  ----------       --------       --------       ----------
                                                  ----------       --------       --------       ----------

Dividends declared and paid                       $     .150       $   .125       $   .425       $    .375
                                                  ----------       --------       --------       ----------
                                                  ----------       --------       --------       ----------




See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES




--------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets                September 30    December 31
ASSETS (Millions of Dollars)                                 1997          1996*
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

MANUFACTURING AND PARTS:                              (Unaudited)
Current Assets
Cash and cash equivalents                               $  218.8       $  203.0
Trade and other receivables, net                           617.3          560.5
Marketable securities                                      352.8          304.9
Inventories                                                432.5          406.5
Deferred taxes and other current assets                     59.2           73.3
                                                        --------       --------
Total Manufacturing and Parts Current Assets             1,680.6        1,548.2
Deferred taxes, goodwill and other                         189.2          196.3
Property, plant and equipment, net                         686.8          732.6
                                                         -------        -------
Total Manufacturing and Parts Assets                     2,556.6        2,477.1
                                                        --------       --------





FINANCIAL SERVICES:
Cash and cash equivalents                                   12.6           19.9
Finance and other receivables,
    net of allowance for losses                          3,006.8        2,972.4
  Less unearned interest                                  (225.9)        (235.5)
                                                        --------       --------
                                                         2,780.9        2,736.9
Equipment on operating leases, net                          47.4           44.9
Other assets                                                22.9           20.0
                                                        --------       --------
Total Financial Services Assets                          2,863.8        2,821.7
                                                        --------       --------
                                                        $5,420.4       $5,298.8
                                                        --------       --------
                                                        --------       --------


                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES



--------------------------------------------------------------------------------
                                                     September 30    December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                         1997          1996*
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
MANUFACTURING AND PARTS:                              (Unaudited)
Current Liabilities
Accounts payable and accrued expenses                   $1,059.6       $  914.4
Notes payable                                                9.1          347.4
Dividend payable                                                           58.3
Income taxes and other                                      39.8           31.4
                                                        --------       --------
Total Manufacturing and Parts Current Liabilities        1,108.5        1,351.5
Long-term debt                                             278.0           32.9
Other, including deferred taxes                            214.8          225.2
                                                        --------       --------
Total Manufacturing and Parts Liabilities                1,601.3        1,609.6
                                                        --------       --------
FINANCIAL SERVICES:
Accounts payable and accrued expenses                       39.7           85.1
Commercial paper and bank loans                          1,004.5          982.0
Long-term debt                                           1,125.0        1,112.0
Deferred income taxes and other                            145.3          152.1
                                                        --------       --------
Total Financial Services Liabilities                     2,314.5        2,331.2
                                                        --------       --------

STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  1.0 million shares authorized, none issued
Common stock, par value $1: authorized 200.0 million
  shares, 77.8 million shares issued and outstanding        77.8          466.4
Additional paid-in capital                                 609.9          219.0
Retained earnings                                          936.5          757.7
Currency translation and
  net unrealized investment gains or losses               (119.6)         (85.1)
                                                        --------       --------
Total Stockholders' Equity                               1,504.6        1,358.0
                                                        --------       --------
                                                        $5,420.4       $5,298.8
                                                        --------       --------
                                                        --------       --------


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

See Notes to Consolidated Financial Statements.

                                  FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

--------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Nine Months Ended September 30                            1997           1996
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES              $  292.7       $  240.3

INVESTING ACTIVITIES:
Finance receivables originated                         (1,043.0)        (931.8)
Collections on finance receivables                        934.1          850.0
Net decrease in wholesale receivables                      26.8           79.9
Marketable securities purchased                        (1,790.1)      (1,735.3)
Marketable securities sales and maturities              1,743.0        1,668.2
Acquisition of property, plant and equipment              (59.6)         (75.9)
Acquisition of equipment for operating leases             (12.5)          (5.6)
Proceeds from asset disposals                              30.1           29.4
Other                                                     (15.8)          (1.0)
                                                       --------       ---------
Net Cash Used in Investing Activities                    (187.0)        (122.1)

FINANCING ACTIVITIES:
Cash dividends                                            (91.4)        (145.7)
Net (decrease) increase in notes payable,
   commercial paper and bank loans                       (269.6)          20.2
Proceeds of long-term debt                                688.3          348.9
Payment of long-term debt                                (414.3)        (393.3)
                                                       --------       ---------
Net Cash Used in Financing Activities                     (87.0)        (169.9)
Effect of exchange rate changes on cash                   (10.2)            .2
                                                       --------       ---------
Net Increase (Decrease) in Cash and Equivalents             8.5          (51.5)
Cash and equivalents at beginning of period               222.9          184.0
                                                       --------       ---------
Cash and equivalents at end of period                  $  231.4       $  132.5
                                                       --------       ---------
                                                       --------       ---------



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

NOTE B--Inventories
--------------------------------------------------------------------------------

                                                    September 30    December 31
                                                            1997           1996
                                                    ------------    -----------
                                                    (Unaudited)
Inventories at FIFO cost:
  Finished products                                      $324.7         $303.9
  Work in process and raw materials                       239.7          235.3
                                                    ------------    -----------
                                                          564.4          539.2
  Less excess of FIFO cost over LIFO                     (131.9)        (132.7)
                                                    ------------    -----------
                                                         $432.5         $406.5
                                                    ------------    -----------
                                                    ------------    -----------


Under the LIFO method of accounting (used for approximately 56% of September 30, 1997 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of 1997 year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

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

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE D--Sale of Subsidiary

As previously announced, PACCAR signed an agreement to sell its oilfield equipment subsidiary, Trico Industries Inc., to EVI, Inc. EVI is an international manufacturer and supplier of oilfield equipment. Trico does not represent a significant portion of PACCAR's operations. Completion of the transaction is subject to government approval.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS:

          PACCAR's consolidated net sales for the third quarter grew 56% to $1.6 billion compared to the $1.0 billion recorded in the third quarter of 1996. For the first nine months of 1997, sales totaled $4.7 billion, up 50% compared to the $3.1 billion for the first nine months of 1996. Net income for the third quarter of $82.5 million exceeded the $51.1 million earned in the same period last year. The first nine months income of $211.9 million is 53% ahead of 1996 nine month net income of $138.5 million. The higher sales and earnings in 1997 were primarily due to the inclusion of DAF Trucks, N.V., the European truck company acquired late in 1996, and to improvements in the Mexican truck market.

          Manufacturing and Parts income before income taxes increased $44.4 million or 79% for the quarter and $104.8 million or 71% year-to-date compared to corresponding amounts in 1996. This increase is the result of including DAF operations in 1997 and to the continued improvements in Mexico. PACCAR has increased worldwide build rates as backlogs remained high compared to 1996 year-end levels. In contrast, at the beginning of the fourth quarter of 1996, PACCAR had reduced build rates at its U.S. plants in response to an industry-wide downturn. In addition, 1996 selling, general and administrative expense included a provision of $18 million, pretax, for costs related to the closure of plants in Canada and the United States. PACCAR recently announced it has signed an agreement with the governments of Canada and Quebec that will create a private/public financing package to provide funds for a refurbishment and reopening of the Canadian truck plant. The financial impact of the agreement on liabilities established as a result of the original decision to close the Canadian truck plant will not be known until certain conditions included in the agreement are met.

          PACCAR's other product areas include retail auto parts, winches and oilfield equipment. Winch manufacturing and the auto parts operations both showed favorable results in the third quarter and year-to-date versus the corresponding periods in 1996. As previously announced, EVI, Inc. has agreed to purchase Trico Industries Inc., PACCAR's oilfield equipment subsidiary.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES







          PACCAR's finance and leasing companies benefited from higher average outstanding balances of loan and lease receivables during the first nine months of 1997 versus the comparable period in 1996. Segment pretax income grew 8% and 4% for the quarter and first nine months, respectively.


          LIQUIDITY AND CAPITAL RESOURCES:

          PACCAR's ratio of manufacturing current assets to current liabilities at September 30, 1997, increased to 1.52 compared to 1.15 at December 31, 1996. During the second quarter the Company refinanced the two short-term Dutch guilder-denominated notes related to the purchase of DAF Trucks N.V. with longer-term bank funding. The replacement funding, with terms that can extend up to five years, was also denominated in guilders. At September 30, 1997, the balance of this debt amounted to $261 million.

          In the first nine months of 1997, the Company used cash generated from operations primarily for payment of the special year-end and regular quarterly cash dividends, reductions of principal on the DAF acquisition debt subsequent to its refinancing, investment in additional marketable securities, and capital additions. Portfolio growth of the finance companies was funded primarily by the proceeds from a combination of both short and long-term debt. In 1996, PACCAR's largest financial services subsidiary, PACCAR Financial Corp. (PFC), registered $1 billion of senior debt securities under the Securities Act of 1933 for offering to the public. At the end of September 1997, $320 million of such securities was available for issuance. Upon issuance of the remaining securities, PFC expects to register additional senior debt securities for offering to the public.

          As previously announced, PACCAR is currently planning for the refurbishment and reopening of its truck plant in Canada and the expansion of its Mexican truck manufacturing facility. The Company expects these capital projects, as well as plans for new business systems and product development activities worldwide, will require the use of capital resources above historical levels.

          The sale of Trico will generate cash upon closing. Closing is subject to governmental approval.

          Other information on liquidity and sources of capital as presented in the 1996 Annual Report to Stockholders continues to be relevant.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                           PART II--OTHER INFORMATION


For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended September 30, 1997.

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

     (b) No reports on Form 8-K have been filed for the quarter ended September 30, 1997.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   PACCAR Inc
    ---------------------------------
                  (Registrant)


     Date    November 10, 1997          By /s/ G. D. Hatchel
          ------------------------         ------------------------
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