Form 10-K
period 1997-12-31
PACCAR INC
filed 1998-03-25
CIK 75362

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

For the fiscal year ended December 31, 1997
Commission File No. 0-6394
                                   PACCAR INC
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                               91-0351110
    ----------------------------         -------------------------------------
      (State of incorporation)            (I.R.S. Employer Identification No.)

    777 - 106th Ave. N.E., Bellevue, Washington                        98004
--------------------------------------------------------------------------------
   (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code   (425) 468-7400
                                                   ----------------------

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $1 par value
                         Preferred Stock Purchase Rights
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days. Yes / X /   No /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1998:

                  Common Stock, $1 par value -- $4.445 billion
                  --------------------------------------------

The number of shares outstanding of the issuer's classes of common stock, as of February 27, 1998:

                 Common Stock, $1 par value -- 78,093,341 shares
                 -----------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held on April 28, 1998 are incorporated by reference into Part III.

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

    In the United States, the Company's manufacturing operations are conducted through unincorporated manufacturing divisions. Each of the divisions are responsible for at least one of the Company's products. That responsibility includes new product development, applications engineering, manufacturing and marketing. PACCAR's oilfield equipment and service business, Trico
Industries, a wholly owned U.S. subsidiary, was sold in 1997.

    Outside the U.S., the Company manufactures and sells through wholly owned foreign subsidiary companies in Australia, Mexico, the Netherlands and, in the United Kingdom, through a wholly owned U.S. subsidiary. An export sales division generally is responsible for export sales. In Canada, the Company sells and distributes through a wholly owned foreign subsidiary. The Netherlands subsidiary also has a manufacturing plant located in Belgium, and uses foreign sales subsidiaries to handle export sales in the European Community and Eastern Europe.

    Product financing and leasing is offered through subsidiaries located in North America, Australia, and the United Kingdom. A U.S. subsidiary is responsible for retail automotive parts sales.

    (b) Financial Information About Industry Segments and Geographic Areas

    Information about the Company's industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on pages 42 and 43 of the Annual Report to Stockholders for the year ended December 31, 1997 and is incorporated herein by reference.

    (c) Narrative Description of Business

    The Company has two principal industry segments, (1) manufacture of medium- and heavy-duty trucks and related aftermarket distribution of parts and (2) finance and leasing services provided to customers and dealers. The Company competes in the truck parts aftermarket primarily through its dealer network. The Company's finance and leasing activities are principally related to Company products and associated equipment. Other manufactured products also include industrial winches. The Company also sells general automotive parts and accessories through retail outlets.

TRUCKS

    The Company and its subsidiaries design and manufacture trucks which are marketed under the Peterbilt, Kenworth, DAF and Foden nameplates in the heavy-duty diesel category (having a minimum gross vehicle weight rating of 33,000 pounds). These vehicles, which are built in four plants in the United States, three in Europe and one each in Australia and Mexico, are used worldwide for over-the-road and off-highway heavy-duty hauling of freight, petroleum, wood products, construction and other materials. Heavy-duty trucks and related service parts are the largest segment of the Company's business, accounting for 91% of total 1997 revenues.

    The Company competes in the North American Class 6/7 markets primarily with conventional models. These medium-duty trucks are assembled at the Company's Mexican subsidiary in Mexicali, Mexico. This line of business represents a small, but increasing, percentage of the Company's North American sales to date. The Company competes in the European medium commercial vehicle market with a cab-over-engine truck manufactured in the Netherlands. The Company is the exclusive distributor in Europe for light commercial vehicles manufactured by Leyland Trucks Ltd. in the United Kingdom. In 1997, DAF entered into a long-term development agreement with Renault V.I. to design and manufacture components for both companies' new 6-19 ton range of trucks.

    Trucks and related parts are sold to independent dealers for resale. Trucks manufactured in the U.S. for export are marketed by PACCAR International, a U.S. division. Those sales are made through a worldwide network of dealers. Trucks manufactured in Australia, Mexico, the Netherlands and the United Kingdom are marketed domestically through independent dealers and factory branches. Trucks manufactured in these countries for export are also marketed by PACCAR International with the exception of DAF, which handles export sales in the European Community and Eastern Europe primarily through wholly owned subsidiaries located in the country of import.

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

    Raw materials and other components used in the manufacture of trucks are purchased from a number of suppliers. The Company is not limited to any single source for any significant component. No significant shortages of materials or components were experienced in 1997. However, many suppliers are operating at or near capacity, which will increase the risk of temporary shortages in 1998. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

    Replacement truck parts are sold and delivered to the Company's independent dealers through the Company's parts divisions. Parts are both manufactured by PACCAR and purchased from various suppliers. Replacement parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery.

    There were five other principal competitors in the U.S. Class 8 truck market in 1997. PACCAR's share of that market was approximately 21% of registrations in 1997. There were seven other principal competitors in the European medium and heavy commercial vehicle market in 1997, including parent companies to three competitors of PACCAR in the United States. PACCAR's subsidiary, DAF, had an overall market share of approximately nine percent in western Europe. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

    The Peterbilt, Kenworth, DAF and Foden trademarks and trade names are recognized internationally and play an important role in the marketing of the Company's truck products. The Company engages in a continuous program of trademark and trade name protection in all marketing areas of the world.

    Although the Company's truck products are subject to environmental noise and emission controls, competing manufacturers are subject to the same controls. The Company believes the cost of complying with noise and emission controls will not be detrimental to its business.

    The Company considers orders scheduled for delivery within six months to be relatively firm. These orders approximated $2.6 billion at December 31, 1997. This compares with approximately $1.2 billion at year-end 1996. Production of the year-end 1997 backlog is expected to be completed during 1998.

    The number of persons employed by the Company in its truck business at December 31, 1997 was approximately 15,000.

OTHER MANUFACTURED PRODUCTS

    Other products manufactured by the Company account for 2% of total 1997 revenues. This group includes industrial winches and oilfield extraction pumps and service equipment. Winches are manufactured in two U.S. plants and are marketed under the Braden, Carco, and Gearmatic nameplates. The markets for all of these products are highly competitive and the Company competes with a number of well established firms. Oilfield extraction pumps and service equipment were marketed by Trico, the Company's wholly owned subsidiary, under the Trico, Kobe, Unidraulic and Oilmaster nameplates. The Company sold the oilfield equipment subsidiary during the fourth quarter of 1997.

    The Braden, Carco, and Gearmatic trademarks and trade names are recognized internationally and play an important role in the marketing of those products. The Company has an ongoing program of trademark and trade name protection in all relevant marketing areas.

AUTOMOTIVE PARTS

    PACCAR Automotive, Inc., a wholly owned subsidiary, purchases and sells general automotive parts and accessories, which account for 3% of total 1997 revenues, through 143 retail locations under the names of Grand Auto and Al's Auto Supply. These locations are supplied from the subsidiary's distribution warehouses.

FINANCE COMPANIES

    In North America, Australia and the United Kingdom, the Company provides financing principally for its manufactured trucks through six wholly owned finance companies. These companies provide inventory financing for independent dealers selling PACCAR products and retail and lease financing for new and used Class 6, 7 and 8 trucks and other transportation equipment sold by its independent dealers. Customer contracts are secured by the products financed.

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

    RESEARCH AND DEVELOPMENT

    The Company maintains technical centers dedicated to product testing and research and development activities. Additional product development activities are conducted within each separate manufacturing division. Amounts spent on research and development approximated $84 million in 1997, $47 million in 1996 and $37 million in 1995.

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

    EMPLOYEES

    On December 31, 1997, the Company employed a total of approximately 19,000 persons.


ITEM 2. PROPERTIES

    The Company and its subsidiaries own and operate manufacturing plants in five U.S. states, three locations in Europe, and one each in Australia and Mexico. Several parts distribution centers, sales and service offices, and finance and administrative offices are also operated in owned or leased premises in these countries. DAF operates sales subsidiaries in owned or leased premises in various countries throughout Europe. Facilities for product testing and research and development are located in Skagit County, Washington and Eindhoven, the Netherlands. Retail auto parts sales locations are primarily in leased premises in five western states. The Company's corporate headquarters is located in owned premises in Bellevue, Washington.

    The Company considers substantially all of the properties used by its businesses to be suitable for their intended purposes. The Company discontinued manufacturing operations at its Seattle plant in April of 1996. This facility is being temporarily used for warehousing of inventories and for some limited assembly operations. It is not included as a manufacturing plant in the table below. PACCAR's Canadian truck plant remained closed in 1997. However, an agreement, which is subject to certain conditions, signed with the Canadian and Quebec governments in September of 1997 will result in a refurbishment and reopening of the Canadian plant. Although no production occurred at the Canadian location in 1997, the plant is shown as a truck manufacturing facility in the accompanying table. The Company's remaining manufacturing facilities operated near their productive capacities for most of 1997. In the fourth quarter of 1997 PACCAR sold its oilfield equipment business, Trico Industries.

    Geographical locations of manufacturing plants within indicated industry segments are as follows:

                       U.S.     Canada   Australia    Mexico     Europe

          Trucks        4         1          1          1          3
          Other         2         -          -          -          -

    Properties located in Torrance, Ventura, and Huntington Park, California; Bradford, Pennsylvania; and Odessa, Texas are being held for sale. These properties were originally obtained principally as a result of business acquisitions in 1987 and 1988.

ITEM 3. LEGAL PROCEEDINGS

    The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company's consolidated financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1997.



                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Common Stock Market Prices and Dividends on page 45 of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

    Selected Financial Data on page 44 of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 26 of the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated herein by reference:

   Consolidated Balance Sheets
           -- December 31, 1997 and 1996

   Consolidated Statements of Income
           -- Years Ended December 31, 1997, 1996 and 1995

   Consolidated Statements of Stockholders' Equity
           -- Years Ended December 31, 1997, 1996 and 1995

   Consolidated Statements of Cash Flows
           -- Years Ended December 31, 1997, 1996 and 1995

   Notes to Consolidated Financial Statements
           -- December 31, 1997, 1996 and 1995

Quarterly Results (Unaudited) on page 45 of the Annual Report to Stockholders for the years ended December 31, 1997 and 1996 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Item 401(a), (d), (e) and Item 405 of Regulation S-K:

    Identification of directors, family relationships, and business experience on pages 3 and 4 of the proxy statement for the annual stockholders meeting of April 28, 1998 is incorporated herein by reference.

    Item 401(b) of Regulation S-K:

    Executive Officers of the registrant as of February 16, 1998:

                                Present Position and Other Position(s)
Name and Age                        Held During Last Five Years
------------                        ---------------------------
Mark C. Pigott (44)        Chairman and Chief Executive Officer; Vice Chairman
                           from January 1995 to December 1996; Executive Vice
                           President from December 1993 to January 1995;
                           previously Senior Vice President. Mr. Pigott is the son of Charles M. Pigott, a director of the Company, and nephew of James C. Pigott, also a director of the Company.

David J. Hovind (57)       President since 1992.

Michael A. Tembreull (51)  Vice Chairman; Executive Vice President from January
                           1992 to January 1995.

Gary S. Moore (54)         Vice President; Senior Vice President from September
                           1992 to February, 1997.

T. Ron Morton (51)         Senior Vice President; President, PACCAR Financial
                           Corp. since August, 1988.

Thomas E. Plimpton (48)    Senior Vice President; General Manager, Peterbilt
                           Motors Company from January, 1992 to May, 1996.

G. Don Hatchel (53)        Vice President and Controller since 1991.

G. Glen Morie (55)         Vice President and General Counsel since 1984.

Cor G. Baan (59)           Senior Vice President since February, 1998;
                           President, DAF Trucks, N.V. since March, 1993;
                           Chairman, Board of Management DAF Trucks, N.V. from
                           May 1992 to March 1993.

Officers are elected annually but may be appointed or removed on interim dates.

ITEM 11. EXECUTIVE COMPENSATION

    Compensation of Directors and Executive Officers and Related Matters on pages 5 through 10 of the proxy statement for the annual stockholders meeting of April 28, 1998 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Stock ownership information on pages 1 through 3 of the proxy statement for the annual stockholders meeting of April 28, 1998 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Listing of financial statements

        The following consolidated financial statements of PACCAR Inc and subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference in Item 8:

           Consolidated Balance Sheets
                     -- December 31, 1997 and 1996

           Consolidated Statements of Income
                     -- Years Ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Stockholders' Equity
                     --  Years  Ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows
                     -- Years Ended December 31, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements
                     -- December 31, 1997, 1996 and 1995

     (2)  Listing of financial statement schedules
          All schedules for which provision has been made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been otherwise disclosed and, therefore, have been omitted.

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

          (13) Annual report to security holders

               Portions of the 1997 Annual Report to Shareholders have been incorporated by reference and are filed herewith.

          (21) Subsidiaries of the registrant

          (23) Consent of independent auditors

          (24) Power of attorney
               Powers of attorney of certain directors

          (27) Financial Data Schedules

               (a)  For the twelve months ended December 31, 1997

               (b)  For the nine months ended September 30, 1997-restated

(b)  Reports on Form 8-K
     The following report on Form 8-K was filed in the fourth quarter of 1997:
          (1) Current Report on Form 8-K was filed November 4, 1997 containing PACCAR's press release announcing the Company's sale of TRICO Industries.

(c)  Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial Statement Schedules
     All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PACCAR Inc
                                             ---------------------------------
                                                       Registrant

Date:    March 24, 1998                     /s/ M. C. Pigott
      --------------------------            ----------------------------------
                                            M. C. Pigott, Director, Chairman and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                                  Title
---------                                  ------
/s/ M. A. Tembreull                        Director and Vice Chairman
----------------------------               (Principal Financial Officer)
M. A. Tembreull

/s/ G. D. Hatchel                          Vice President and Controller
----------------------------               (Principal Accounting Officer)
G. D. Hatchel

*/s/ C. M. Pigott                          Director and Chairman Emeritus
----------------------------               and Audit Committee Member
C. M. Pigott

*/s/ D. J. Hovind                          Director and President
----------------------------
D. J. Hovind

*/s/ J. W. Pitts                           Director and Chairman of
----------------------------               Audit Committee
J. W. Pitts

*/s/ J. C. Pigott                          Director and Audit Committee Member
----------------------------
J. C. Pigott

*/s/ J. M. Fluke, Jr.                      Director and Audit Committee Member
----------------------------
J. M. Fluke, Jr.

*/s/ H. J. Haynes                          Director
----------------------------
H. J. Haynes

*/s/ G. Grinstein                          Director
----------------------------
G. Grinstein

*/s/ C. H. Hahn                            Director
----------------------------
C. H. Hahn

*By /s/ M. C. Pigott
----------------------------
    M. C. Pigott
    Attorney-in-Fact