Form 10-Q
period 1998-03-31
PACCAR INC
filed 1998-05-08
CIK 75362

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

         For the quarterly period ended March 31, 1998

     [ ] Transition Report Pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934
       For the transition period from ____________ to ___________

                              Commission File No. 0-6394


                                      PACCAR Inc
--------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)




              Delaware                                91-0351110
----------------------------------      ---------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)



  777 - 106th Ave. N.E., Bellevue, WA                                 98004
--------------------------------------------------------------------------------
 (Address of principal executive offices)                           (Zip Code)


                                    (425) 468-7400
--------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)



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

          Common Stock, $1 par value--78,105,429 shares as of April 30, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      FORM 10-Q
                             PACCAR Inc AND SUBSIDIARIES



INDEX
                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION:

    ITEM 1.  FINANCIAL STATEMENTS:

      Consolidated Statements of Income --
        Three Months Ended March 31, 1998 and 1997. . . . . . . . . . . .    3

      Consolidated Balance Sheets --
        March 31, 1998, and December 31, 1997 . . . . . . . . . . . . . .    4

      Condensed Consolidated Statements of Cash Flows --
        Three Months Ended March 31, 1998 and 1997. . . . . . . . . . . .    6

      Notes to Consolidated Financial Statements. . . . . . . . . . . . .    7

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION . . . . . . . . . . . . .    9


PART II. OTHER INFORMATION:

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .   11

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .   11


SIGNATURE. . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . .   12


INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                                     FORM 10-Q
                            PACCAR Inc AND SUBSIDIARIES

                           PART I--FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
(Millions Except per Share Amounts)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Three Months Ended March 31                                                 1998           1997
------------------------------------------------------------------------------------------------
MANUFACTURING AND PARTS:
Revenues
Net sales                                                               $1,746.4       $1,443.4
Other                                                                        5.9            1.4
------------------------------------------------------------------------------------------------
                                                                         1,752.3        1,444.8
Costs and Expenses
Cost of sales                                                            1,478.4        1,255.0

Selling, general and administrative                                        140.9          123.5
Interest                                                                     4.5            4.1
------------------------------------------------------------------------------------------------
                                                                         1,623.8        1,382.6
------------------------------------------------------------------------------------------------
Manufacturing and Parts Income Before Income Taxes                         128.5           62.2
FINANCIAL SERVICES:
Revenues                                                                    73.1           68.1

Costs and Expenses
Interest and other                                                          39.9           36.5
Selling, general and administrative                                         13.8           12.8
Provision for losses on receivables                                          2.4            1.7
------------------------------------------------------------------------------------------------
                                                                            56.1           51.0
------------------------------------------------------------------------------------------------
Financial Services Income Before Income Taxes                               17.0           17.1

OTHER:
Investment income                                                            6.8            5.1
Other, net                                                                   4.8            4.3
------------------------------------------------------------------------------------------------
Total Income Before Income Taxes                                           157.1           88.7
Income taxes                                                                56.7           30.8
------------------------------------------------------------------------------------------------
Net Income                                                              $  100.4       $   57.9
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Net Income Per Share:
Basic                                                                   $   1.29       $    .74
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Diluted                                                                     1.28            .74
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding                        78.0           77.8
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Dividends declared per share                                            $    .15       $   .125
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------




See Notes to Consolidated Financial Statements.

                                     FORM 10-Q
                            PACCAR Inc AND SUBSIDIARIES


------------------------------------------------------------------------------------------------
Consolidated Balance Sheets                                             March 31    December 31
ASSETS (Millions of Dollars)                                                1998          1997*
------------------------------------------------------------------------------------------------
MANUFACTURING AND PARTS:                                              (Unaudited)
Current Assets
Cash and cash equivalents                                               $  277.9       $  318.6
Trade and other receivables, net of allowance for losses                   691.7          600.3
Marketable securities                                                      330.9          357.0
Inventories                                                                430.4          393.5
Deferred taxes and other current assets                                     78.8           86.7
------------------------------------------------------------------------------------------------
Total Manufacturing and Parts Current Assets                             1,809.7        1,756.1
Deferred taxes, goodwill and other                                        180.4           183.5
Property, plant and equipment, net                                         666.4          665.9
------------------------------------------------------------------------------------------------
Total Manufacturing and Parts Assets                                     2,656.5        2,605.5
------------------------------------------------------------------------------------------------





FINANCIAL SERVICES:
Cash and cash equivalents                                                   15.2           19.3
Finance and other receivables, net of allowance for losses               3,226.8        3,131.0
  Less unearned interest                                                  (236.3)        (237.1)
------------------------------------------------------------------------------------------------
                                                                         2,990.5        2,893.9
Equipment on operating leases, net                                          55.0           55.8
Other assets                                                                30.5           24.9
------------------------------------------------------------------------------------------------
Total Financial Services Assets                                          3,091.2        2,993.9
------------------------------------------------------------------------------------------------
                                                                        $5,747.7       $5,599.4
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

                                     FORM 10-Q
                            PACCAR Inc AND SUBSIDIARIES



------------------------------------------------------------------------------------------------
                                                                        March 31    December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                        1998          1997*
------------------------------------------------------------------------------------------------
MANUFACTURING AND PARTS:                                              (Unaudited)
Current Liabilities
Accounts payable and accrued expenses                                   $1,163.9       $1,037.6
Current portion of long-term debt                                           14.6           15.0
Dividend payable                                                                          116.7
Income taxes and other                                                      65.2           44.5
------------------------------------------------------------------------------------------------
Total Manufacturing and Parts Current Liabilities                        1,243.7        1,213.8
Long-term debt                                                             209.4          236.6
Other, including deferred taxes                                            214.2          226.1
------------------------------------------------------------------------------------------------
Total Manufacturing and Parts Liabilities                                1,667.3        1,676.5
------------------------------------------------------------------------------------------------
FINANCIAL SERVICES:
Accounts payable and accrued expenses                                       34.8           85.8
Commercial paper and bank loans                                          1,216.2        1,086.7
Long-term debt                                                           1,091.2        1,097.7
Deferred income taxes and other                                            149.2          154.9
------------------------------------------------------------------------------------------------
Total Financial Services Liabilities                                     2,491.4        2,425.1
------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 200.0 million
  shares, 78.1 million shares issued and outstanding                        78.1           77.8
Additional paid-in capital                                                 619.4          609.9
Retained earnings                                                        1,029.5          940.8
Currency translation and
  net unrealized investment gains or (losses)                             (138.0)        (130.7)
------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                               1,589.0        1,497.8
------------------------------------------------------------------------------------------------
                                                                        $5,747.7       $5,599.4
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------


* The December 31, 1997 consolidated balance sheet has been derived from audited financial statements.


See Notes to Consolidated Financial Statements.

                                      FORM 10-Q
                             PACCAR Inc AND SUBSIDIARIES



------------------------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Three Months Ended March 31                                                 1998           1997
------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $ 89.4         $ 24.9


INVESTING ACTIVITIES:
Finance receivables originated                                            (366.5)        (309.8)
Collections on finance receivables                                         285.7          295.1
Net (increase) decrease in wholesale receivables                           (24.2)          11.9
Marketable securities purchased                                           (193.2)        (397.9)
Marketable securities sales and maturities                                 219.3          408.1
Acquisition of property, plant, and equipment                              (28.3)         (15.3)
Acquisition of equipment for operating leases                               (5.0)          (1.1)
Proceeds from asset disposals                                               11.1            8.7
Other                                                                       (3.6)           (.5)
------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                     (104.7)           (.8)

FINANCING ACTIVITIES:
Cash dividends paid                                                       (128.5)         (68.0)
Stock option transactions                                                    9.8             .9
Net increase in notes payable, commercial paper
  and bank loans                                                           119.5           21.6
Proceeds of long-term debt                                                 126.3          120.2
Payments of long-term debt                                                (153.6)        (124.1)
------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                      (26.5)         (49.4)
Effect of exchange rate changes on cash                                     (3.0)          (6.9)
------------------------------------------------------------------------------------------------
Net Decrease in Cash and Equivalents                                       (44.8)         (32.2)
Cash and equivalents at beginning of period                                337.9          222.9
------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                     $293.1         $190.7
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                      FORM 10-Q
                             PACCAR Inc AND SUBSIDIARIES

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                 (Millions of Dollars)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE A--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


Reclassifications: Certain prior year amounts have been reclassified to conform to the 1998 presentation.


NOTE B--Inventories

--------------------------------------------------------------------------------
                                                   March 31      December 31
                                                       1998             1997
--------------------------------------------------------------------------------
Inventories at FIFO cost:                         (Unaudited)
     Finished products                              $309.5           $274.7
     Work in process and raw materials               247.0            244.9
--------------------------------------------------------------------------------
                                                     556.5            519.6
     Less excess of FIFO cost over LIFO             (126.1)          (126.1)
--------------------------------------------------------------------------------
                                                    $430.4           $393.5
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Under the LIFO method of accounting (used for approximately 52% of March 31, 1998 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

                                      FORM 10-Q
                             PACCAR Inc AND SUBSIDIARIES


--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements   (In Millions, Except Share Amounts)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE C--Stockholders' Equity

Stock Option Exercises

On January 1, 1998, approximately 533,000 stock options previously granted to PACCAR employees became exercisable. For the three months ended March 31, 1998, PACCAR issued an additional 276,897 common shares as a result of employee stock option exercises.

Diluted Earnings Per Share
The dilutive effect of stock options as indicated below was added to basic shares outstanding for purposes of calculating diluted earnings per share:

--------------------------------------------------------------------------------
Three Months Ended March 31              1998      1997
--------------------------------------------------------------------------------
Dilutive effect of stock options      464,870   488,092
--------------------------------------------------------------------------------

Comprehensive Income
As of January 1, 1998, PACCAR adopted Statement of Financial Accounting Standard No. 130 (SFAS No. 130), "Reporting Comprehensive Income". SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. The new statement had no impact on PACCAR's net income or stockholders' equity.

The components of comprehensive income, net of any related tax, are as follows:

--------------------------------------------------------------------------------
Three Months Ended March 31                        1998           1997
--------------------------------------------------------------------------------
Net income                                      $ 100.4        $  57.9
Net unrealized losses on securities                                (.9)
Foreign currency translation adjustments           (7.3)         (21.2)
--------------------------------------------------------------------------------
Total comprehensive income                      $  93.1        $  35.8
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was comprised of the following:

--------------------------------------------------------------------------------
                                                         March 31  December 31
                                                             1998         1997
--------------------------------------------------------------------------------
Accumulated foreign currency translation adjustments      $(138.9)     $(131.6)
Net unrealized gains on securities                             .9           .9
--------------------------------------------------------------------------------
Net accumulated other comprehensive loss                  $(138.0)     $(130.7)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net accumulated other comprehensive loss is reported in the accompanying consolidated financial statements as "Currency translation and net unrealized investment gains or (losses)".

                                     FORM 10-Q
                            PACCAR Inc AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


          RESULTS OF OPERATIONS:

          PACCAR recorded significantly higher sales and net income in the first quarter of 1998 compared to year-earlier levels. Consolidated net sales grew 21% to $1.7 billion compared to $1.4 billion in the first quarter of 1997. Net income increased to $100.4 million from the $57.9 million earned in 1997, a 73% improvement.

          Higher sales in 1998 resulted from strong market demand for trucks in North America and Europe. As a result of the higher sales, improved margins and increased production efficiencies, manufacturing and parts segment income before taxes more than doubled from $62.2 million to $128.5 million.

          Truck market conditions and backlogs remained strong worldwide for PACCAR. In North America, PACCAR's primary market, backlogs are nine months, consistent with industry trends.

          On May 4, 1998, approximately 1200 production employees at the Company's Peterbilt plant in Madison, Tennessee implemented a work stoppage after the bargaining unit contract expired on May 1. The Company is evaluating alternative production plans.

          PACCAR's other product areas which include auto parts and winches reflected improved sales and income in the first quarter of 1998 versus the first three months of 1997.

          The Company's financial services revenues increased compared to the year-earlier quarter, reflecting continued growth in the loan and lease portfolios. Higher revenues however, were partially offset by higher loss provisions consistent with the larger portfolio. Selling, general and administrative expense also increased due to greater staffing and other labor-related costs. The average margin rates on finance receivables declined due to continued heavy rate competition encountered by PACCAR's largest finance subsidiaries in the United States and Canada. As a result, the Financial Services segment earned $17.0 million income before income taxes in the first quarter of 1998, just below the $17.1 million earned in the first quarter of 1997.

                                     FORM 10-Q
                            PACCAR Inc AND SUBSIDIARIES



          LIQUIDITY AND CAPITAL RESOURCES:

          PACCAR's ratio of manufacturing current assets to current liabilities at March 31, 1998 of 1.46 remained comparable to the 1.45 at December 31, 1997.

          During the first quarter of 1998 the Company used cash from operations, proceeds from net marketable securities sales and maturities, and cash reserves for purposes of payment of the special year-end and regular first quarter dividends, for capital additions, net of proceeds from asset disposals, and for reduction of principal on the DAF acquisition debt. Portfolio growth of the finance companies was funded primarily by the proceeds from additional short-term debt. In 1996, PACCAR's largest financial services subsidiary, PACCAR Financial Corp. (PFC), registered $1 billion of senior debt securities under the Securities Act of 1933 for offering to the public. At the end of March 1998, $150 million of such securities remained available for issuance. PFC expects to register additional senior debt securities for offering to the public by June 30, 1998, prior to final issuance of the remaining available securities under the current registration.

          As previously announced, PACCAR has entered into an agreement to purchase Leyland Trucks Limited, a leading truck manufacturer in the United Kingdom. The transaction is expected to be completed in May 1998 and is subject to government approval. While the purchase price was not disclosed, this transaction will not result in the use of a material amount of the Company's capital resources. PACCAR expects to finance the acquisition through the use of cash reserves combined with additional borrowings.

          Other information on liquidity and sources of capital as presented in the 1997 Annual Report to Stockholders continues to be relevant.

                                      FORM 10-Q
                             PACCAR Inc AND SUBSIDIARIES

                              PART II--OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended March 31, 1998.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The annual meeting of stockholders was held on April 28, 1998.

     (b)  The following persons were elected to serve as directors:

          CLASS III - TERM EXPIRING IN 2001
          ---------------------------------
               Dr. Carl H. Hahn
               Charles M. Pigott
               John W. Pitts

          Other persons whose term of office as a director continued after the meeting:

          CLASS II - TERM EXPIRING IN 2000
          --------------------------------
               William G. Reed
               James C. Pigott
               Mark C. Pigott

          CLASS I - TERM EXPIRING IN 1999
          -------------------------------
               John M. Fluke, Jr.
               David J. Hovind
               Michael A. Tembreull
               Gerald Grinstein


     (c)  Directors were elected with the following vote:

                                          Shares
                                           Voted          Shares
                                           "For"        "Withheld"      Nonvotes
                                          ------        ----------      --------
          Dr. Carl H. Hahn              72,937,657       685,096           0
          Charles M. Pigott             72,960,642       662,111           0
          John W. Pitts                 72,938,758       683,995           0

     (d)  None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Any exhibits filed herewith are listed in the accompanying index to exhibits.

     (b) No reports on Form 8-K have been filed for the quarter ended March 31, 1998.

                                      FORM 10-Q
                             PACCAR Inc AND SUBSIDIARIES

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PACCAR Inc
                                           -----------------------------
                                                  (Registrant)


     Date       May 8, 1998             By /s/ G. D. Hatchel
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