Form 10-Q
period 1998-06-30
PACCAR INC
filed 1998-08-13
CIK 75362

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

         For the quarterly period ended June 30, 1998

     [ ] Transition Report Pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934
     For the transition period from _________ to _________

                           Commission File No. 0-6394


                                  PACCAR Inc
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                91-0351110
  -------------------------------      -----------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)


    777 - 106th Ave. N.E., Bellevue, WA                              98004
  ---------------------------------------                           -------
  (Address of principal executive offices)                         (Zip Code)


                                 (425) 468-7400
            ------------------------------------------------------
             (Registrant's telephone number, including area code)


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $1 par value--78,123,773 shares as of July 31, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES



                                    INDEX

                                                                                                                Page
                                                                                                                -----
PART I.      FINANCIAL INFORMATION:

   ITEM 1.   FINANCIAL STATEMENTS:

             Consolidated Statements of Income--
               Three and Six Months Ended June 30, 1998 and 1997 (unaudited). . . . . . . . . . . . . . . . .     3

             Consolidated Balance Sheets--
               June 30, 1998 (unaudited), and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . .     4

             Condensed Consolidated Statements of Cash Flows--
               Six Months Ended June 30, 1998 and 1997 (unaudited). . . . . . . . . . . . . . . . . . . . . .     6

             Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10


PART II.     OTHER INFORMATION:

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13


INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

                         PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)
(Millions Except Per Share Amounts)


                                             Three Months Ended           Six Months Ended
                                                   June 30                    June 30
                                            --------------------        --------------------
                                              1998        1997            1998          1997
                                            --------    --------        --------      --------
MANUFACTURING AND PARTS:
Revenues
Net sales                                   $1,846.3    $1,588.7        $3,592.7      $3,032.1
Other                                            3.1         1.8             9.0           3.9
                                            --------    --------        --------      --------
                                             1,849.4     1,590.5         3,601.7       3,036.0

Costs and Expenses
Cost of sales                                1,559.0     1,366.7         3,037.4       2,621.7
Selling, general and administrative            147.0       130.1           287.9         253.6
Interest                                         4.9         4.2             9.4           8.3
                                            --------    --------        --------      --------
                                             1,710.9     1,501.0         3,334.7       2,883.6
                                            --------    --------        --------      --------
Manufacturing and Parts Income
  Before Income Taxes                          138.5        89.5           267.0         152.4

FINANCIAL SERVICES:
Revenues                                        77.4        69.4           150.5         137.5
Costs and Expenses
Interest and other                              42.0        37.4            81.9          73.9
Selling, general and administrative             14.6        13.7            28.4          26.5
Provision for losses on receivables              3.5         1.3             5.9           3.0
                                            --------    --------        --------      --------
                                                60.1        52.4           116.2         103.4
                                            --------    --------        --------      --------
Financial Services Income
  Before Income Taxes                           17.3        17.0            34.3          34.1

OTHER:
Investment income                                7.9         5.5            14.7          10.6
Other, net                                        .5        (1.2)            5.3           2.4
                                            --------    --------        --------      --------
Total Income Before Income Taxes               164.2       110.8           321.3         199.5

Income taxes                                    59.3        39.3           116.0          70.1
                                            --------    --------        --------      --------
Net Income                                  $  104.9    $   71.5        $  205.3      $  129.4
                                            --------    --------        --------      --------
                                            --------    --------        --------      --------
Net Income Per Share:
Basic                                       $   1.34    $    .92        $   2.63      $   1.66
                                            --------    --------        --------      --------
                                            --------    --------        --------      --------
Diluted                                     $   1.33    $    .92        $   2.61      $   1.66
                                            --------    --------        --------      --------
                                            --------    --------        --------      --------
Weighted average number of
  common shares outstanding                     78.1        77.8            78.1          77.8
                                            --------    --------        --------      --------
                                            --------    --------        --------      --------
Dividends declared and paid per share       $    .15    $    .15        $    .30      $   .275
                                            --------    --------        --------      --------
                                            --------    --------        --------      --------


See Notes to Consolidated Financial Statements.

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES



Consolidated Balance Sheets                                      June 30    December 31
ASSETS (Millions of Dollars)                                        1998          1997*
----------------------------                                 -----------    -----------
                                                             (Unaudited)
MANUFACTURING AND PARTS:
Current Assets
Cash and cash equivalents                                     $  264.1       $  318.6
Trade and other receivables, net of allowance for losses         694.4          600.3
Marketable securities                                            360.1          357.0
Inventories                                                      460.2          393.5
Deferred taxes and other current assets                           86.2           86.7
                                                              --------       --------
Total Manufacturing and Parts Current Assets                   1,865.0        1,756.1
Deferred taxes, goodwill and other                               186.8          183.5
Property, plant and equipment, net                               745.1          665.9
                                                              --------       --------
Total Manufacturing and Parts Assets                           2,796.9        2,605.5
                                                              --------       --------

FINANCIAL SERVICES:
Cash and cash equivalents                                         17.5           19.3
Finance and other receivables, net of allowance for losses     3,363.5        3,131.0
  Less unearned interest                                        (240.3)        (237.1)
                                                              --------       --------
                                                               3,123.2        2,893.9
Equipment on operating leases, net                                57.0           55.8
Other assets                                                      29.9           24.9
                                                              --------       --------
Total Financial Services Assets                                3,227.6        2,993.9
                                                              --------       --------
                                                              $6,024.5       $5,599.4
                                                              --------       --------
                                                              --------       --------

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES


                                                                June 30     December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                               1998           1997*
------------------------------------                         -----------    -----------
                                                             (Unaudited)
MANUFACTURING AND PARTS:
Current Liabilities
Accounts payable and accrued expenses                         $1,218.5       $1,037.6
Current portion of long-term debt                                 14.8           15.0
Dividend payable                                                                116.7
Income taxes                                                      38.1           44.5
                                                              --------       --------
Total Manufacturing and Parts Current Liabilities              1,271.4        1,213.8
Long-term debt                                                   213.8          236.6
Other, including deferred taxes                                  255.2          226.1
                                                              --------       --------
Total Manufacturing and Parts Liabilities                      1,740.4        1,676.5
                                                              --------       --------
FINANCIAL SERVICES:
Accounts payable and accrued expenses                             48.2           85.8
Commercial paper and bank loans                                1,437.8        1,086.7
Long-term debt                                                   971.3        1,097.7
Deferred income taxes and other                                  145.8          154.9
                                                              --------       --------
Total Financial Services Liabilities                           2,603.1        2,425.1
                                                              --------       --------
STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  authorized, 1.0 million shares, none issued
Common stock, $1 par value: authorized 200.0 million
  shares, 78.1 million shares issued and outstanding              78.1           77.8
Additional paid-in capital                                       620.0          609.9
Retained earnings                                              1,122.7          940.8
Currency translation and
  net unrealized investment gains or (losses)                   (139.8)        (130.7)
                                                              --------       --------
Total Stockholders' Equity                                     1,681.0        1,497.8
                                                              --------       --------
                                                              $6,024.5       $5,599.4
                                                              --------       --------
                                                              --------       --------

* The December 31, 1997 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                  FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)


Six Months Ended June 30                                        1998           1997
------------------------                                     ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $   268.5      $   125.1

INVESTING ACTIVITIES:
Finance receivables originated                                  (876.3)        (651.5)
Collections on finance receivables                               618.7          616.1
Net (increase) decrease in wholesale receivables                 (12.9)          33.1
Marketable securities purchased                                 (439.5)      (1,102.9)
Marketable securities maturities and sales                       461.6        1,109.6
Acquisition of businesses, net of cash acquired                  (75.2)
cquisition of property, plant and equipment                      (68.2)         (38.5)
Acquisition of equipment for operating leases                    (10.4)          (2.5)
Proceeds from asset disposals                                     10.6           13.9
Other                                                             (1.7)           (.1)
                                                             ---------      ---------
Net Cash Used in Investing Activities                           (393.3)         (22.8)

FINANCING ACTIVITIES:
Cash dividends paid                                             (140.2)         (79.7)
Stock option transactions                                          6.4            2.0
Net increase (decrease) in notes payable,
  commercial paper and bank loans                                340.2         (382.0)
Proceeds of long-term debt                                       305.1          627.2
Payment of long-term debt                                       (439.4)        (254.9)
                                                              --------       --------
Net Cash Provided by (Used in) Financing Activities               72.1          (87.4)
Effect of exchange rate changes on cash                           (3.6)          (9.8)
                                                              --------       --------
Net (Decrease) Increase in Cash and Equivalents                  (56.3)           5.1
Cash and cash equivalents at beginning of period                 337.9          222.9
                                                              --------       --------
Cash and cash equivalents at end of period                   $   281.6      $   228.0
                                                              --------       --------
                                                              --------       --------

See Notes to Consolidated Financial Statements.

                                   FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES


Notes to Consolidated Financial Statements   (In millions, except share amounts)

NOTE A--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE B--Inventories


                                                               June 30    December 31
                                                                  1998           1997
                                                            -----------   -----------
                                                            (Unaudited)
Inventories at FIFO cost:
  Finished products                                            $300.2        $274.7
  Work in process and raw materials                              286.1        244.9
                                                              --------      -------
                                                                 586.3        519.6
  Less excess of FIFO cost over LIFO                            (126.1)      (126.1)
                                                              --------      -------
                                                                $460.2       $393.5
                                                              --------      -------
                                                              --------      -------

Under the LIFO method of accounting (used for approximately 49% of June 30, 1998, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

NOTE C--Stockholders' Equity

Stock Option Exercises
On January 1, 1998, approximately 533,000 stock options previously granted to PACCAR employees became exercisable. For the six months ended June 30, 1998, PACCAR issued an additional 297,000 common shares as a result of employee stock option exercises.

                                   FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES


Notes to Consolidated Financial Statements   (In millions, except share amounts)


Diluted Earnings Per Share

The following table shows the additional shares added to basic shares outstanding to calculate diluted earnings per share. These amounts represent primarily the dilutive effect of stock options outstanding.

                                                Three Months Ended           Six months Ended
                                                     June 30                      June 30
                                               -------------------         -------------------
                                                 1998       1997             1998        1997
                                               --------   -------          -------     -------
Additional shares                              649,000    362,000          676,000     310,000
                                               --------   -------          -------     -------


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

The components of comprehensive income, net of any related tax, were as follows:

                                                Three Months Ended           Six months Ended
                                                     June 30                      June 30
                                               -------------------         -------------------
                                                 1998       1997             1998        1997
                                               --------   -------          -------     -------
Net income                                     $ 104.9    $  71.5          $ 205.3     $ 129.4
Foreign currency translation adjustments          (1.7)      (6.3)            (9.0)      (27.5)
Net unrealized (losses) gains on
  securities                                       (.1)        .7              (.1)        (.2)
                                               --------   -------          -------     -------
Total comprehensive income                     $ 103.1    $  65.9          $ 196.2     $ 101.7
                                               --------   -------          -------     -------
                                               --------   -------          -------     -------


Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was comprised of the following:


                                                               June 30    December 31
                                                                  1998           1997
                                                            -----------   -----------
Accumulated foreign currency translation adjustments           $(140.6)       $(131.6)
Net unrealized gains on securities                                  .8             .9
                                                            -----------   -----------
Net accumulated other comprehensive loss                       $(139.8)       $(130.7)
                                                            -----------   -----------
                                                            -----------   -----------

Net accumulated other comprehensive loss is reported in the accompanying consolidated financial statements as "Currency translation and net unrealized investment gains or (losses)".

                                   FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D---Acquisition of Leyland Trucks Limited

Effective June 2, 1998 PACCAR acquired privately held Leyland Trucks Limited (Leyland). Leyland is a United Kingdom truck manufacturing company with 760 employees. PACCAR's Netherlands truck manufacturing subsidiary, DAF Trucks N.V.
(DAF), is a major customer of Leyland. The 45 and 55 Series distribution trucks produced by Leyland are marketed exclusively in Europe by DAF.

PACCAR used the purchase method of accounting for the acquisition. The consolidated financial statements include Leyland operations subsequent to the acquisition date. Had the acquisition taken place on January 1, 1997, the impact on PACCAR's 1998 and 1997 second quarter and first half consolidated financial statements would not be material. In addition, due to the supplier-customer relationship of Leyland to DAF, a substantial portion of Leyland's separate sales eliminate in consolidation.

                                  FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          RESULTS OF OPERATIONS:

          PACCAR recorded significantly higher sales and net income for both the second quarter and the first half of 1998 compared with the same periods last year. Second quarter net income increased $33.4 million (47%) as sales grew 16% to $1.8 billion. First half net income improved 59% to $205.3 million on an 18% gain in sales.

          Higher manufacturing and parts segment net sales in 1998 are primarily attributable to Truck operations. PACCAR's North American truck operations benefited from continued strong market conditions. Also, operations of DAF Trucks N.V. (DAF), the Company's Netherlands truck subsidiary, benefited from excellent demand in Europe. Second quarter segment pretax income of $138.5 million grew 55% over year-earlier levels. For the first half of 1998, pretax income of $267.0 million showed a 75% improvement compared to 1997. These increases resulted from the higher truck volumes, improved margins and production efficiencies.

          The previously announced acquisition of Leyland Trucks Limited (Leyland) was completed during the second quarter of 1998. Since DAF is a major customer of Leyland, including Leyland operations in PACCAR's consolidated financial statements subsequent to the acquisition date will not have a material impact.

          Sales and profits for PACCAR's other product areas, which include retail auto parts and winches, showed favorable comparisons in both the first half and second quarter of 1998 compared to 1997. The Company's oilfield equipment business was sold in the fourth quarter of 1997.

          In the Financial Services segment, consolidated net loan and lease portfolios grew to $3.1 billion at the end of June 1998. The additional income from portfolio growth was offset by a reduction in interest rate spreads, higher operating expenses and increases to the loan loss provision. As a result, Financial Services income before income taxes remained at levels comparable to the prior year for both the second quarter and first half.

          In Europe, the traditional summer holiday factory closures are scheduled to occur. This is expected to impact the overall trend in quarterly operating results for DAF, Leyland and Foden, the Company's three European truck makers.

          In the United States, the strike at PACCAR's Peterbilt factory in Nashville, which began on May 4, has not been settled. To meet increasing customer demand, Peterbilt has increased the production rate at its Denton, Texas facility and recently began utilizing skilled, temporary employees at Nashville.

                                   FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES

          LIQUIDITY AND CAPITAL RESOURCES:

          PACCAR's ratio of manufacturing current assets to current liabilities at June 30, 1998 of 1.47 remained comparable to the 1.45 at December 31, 1997.

          Net cash provided by operating activities increased in 1998 due primarily to higher net income and to changes occurring during the period to components of working capital. During the first six months of 1998, PACCAR used cash from operations, cash reserves, proceeds from maturities of marketable securities and proceeds from stock option exercises to pay the special year-end and regular quarterly cash dividends, purchase Leyland Trucks, make capital additions and pay down manufacturing long-term debt. Portfolio growth of the finance companies was funded primarily by proceeds from additional short-term debt together with net cash provided by Financial Services segment operating activities.

          PACCAR Financial Corp., PACCAR's largest financial services subsidiary, plans to complete a shelf registration under the Securities Act of 1933 for offering to the public of up to $1 billion of additional senior debt securities in August, 1998.

          Other information on liquidity and capital resources as presented in the 1997 Annual Report to Stockholders continues to be relevant.

                                   FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

                         PART II--OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended June 30, 1998.

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

     (b) No reports on Form 8-K have been filed for the quarter ended June 30, 1998.

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


           PACCAR Inc
----------------------------------
          (Registrant)


 Date  August 7, 1998                  By  /s/ G. D. Hatchel
                                           -----------------------------
                                           G. D. Hatchel
                                           Vice President and Controller
                                           (Authorized Officer and
                                           Chief Accounting Officer)

                                   FORM 10-Q
                          PACCAR Inc AND SUBSIDIARIES

                               INDEX TO EXHIBITS



EXHIBIT (IN ORDER OF ASSIGNED INDEX NUMBERS)
--------------------------------------------
 3             Articles of incorporation and bylaws:

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