Form 10-Q
period 1998-09-30
PACCAR INC
filed 1998-11-10
CIK 75362

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

                For the quarterly period ended September 30, 1998

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              For the transition period from _________ to _________

                           Commission File No. 0-6394


                                   PACCAR Inc
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                Delaware                            91-0351110
-----------------------------------     ----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)



  777 - 106th Ave. N.E., Bellevue, WA                                 98004
----------------------------------------------------------------   -----------
 (Address of principal executive offices)                           (Zip Code)

                                 (425) 468-7400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes X    No
                                                ----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $1 par value--78,124,747 shares as of October 31, 1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

-------------------------------------------------------------------------------
                                      INDEX

                                                                                               Page
                                                                                               ----
PART I.  FINANCIAL INFORMATION:
     ITEM 1.  FINANCIAL STATEMENTS:

      Consolidated Statements of Income --
         Three and Nine Months Ended September 30, 1998 and 1997 (unaudited)...................  3

      Consolidated Balance Sheets --
         September 30, 1998 (unaudited), and December 31, 1997.................................  4

      Condensed Consolidated Statements of Cash Flows --
         Nine Months Ended September 30, 1998 and 1997 (unaudited).............................  6

      Notes to Consolidated Financial Statements...............................................  7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS...................................................... 10


PART II. OTHER INFORMATION:

     ITEM 5. OTHER INFORMATION................................................................. 15

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................. 15


SIGNATURE...................................................................................... 16

INDEX TO EXHIBITS.............................................................................. 17


                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
(Millions except per share data)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30                         September 30
-------------------------------------------------------------------------------------------------------------------------
                                                                1998          1997                1998           1997
-------------------------------------------------------------------------------------------------------------------------
TRUCK AND OTHER:
Net sales                                                  $  1,857.3      $ 1,639.2           $ 5,459.0      $ 4,675.2
Costs and Expenses
Cost of sales                                                 1,571.6        1,402.1             4,609.0        4,023.8
Selling, general and administrative                             156.3          131.3               444.2          385.0
Interest                                                          4.8            4.9                14.2           13.1
-----------------------------------------------------------------------------------------------------------------------
                                                              1,732.7        1,538.3             5,067.4        4,421.9
-----------------------------------------------------------------------------------------------------------------------
Truck and Other Income
    Before Income Taxes                                         124.6          100.9               391.6          253.3

FINANCIAL SERVICES:
Revenues                                                         81.4           71.3               231.9          208.8
Costs and Expenses
Interest and other                                               45.1           37.8               127.0          111.7
Selling, general and administrative                              15.0           13.3                43.4           39.8
Provision for losses on receivables                               3.6            1.9                 9.5            4.9
-----------------------------------------------------------------------------------------------------------------------
                                                                 63.7           53.0               179.9          156.4
-----------------------------------------------------------------------------------------------------------------------
Financial Services Income
    Before Income Taxes                                          17.7           18.3                52.0           52.4

Investment income                                                 9.0            6.1                23.7           16.7
Other, net                                                         .6            2.7                 5.9            5.1
-----------------------------------------------------------------------------------------------------------------------
Total Income Before Income Taxes                                151.9          128.0               473.2          327.5

Income taxes                                                     55.3           45.5               171.3          115.6
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                 $     96.6      $    82.5           $   301.9      $   211.9
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

Net Income Per Share:
Basic                                                      $     1.24     $     1.06          $     3.87      $    2.72
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Diluted                                                          1.23           1.05                3.84           2.71
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Weighted Average Number of
  Common Shares Outstanding                                      78.1           77.8                78.1           77.8
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Dividends declared and paid per share                      $      .15   $        .15          $      .45        $  .425
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets                                                           September 30         December 31
ASSETS (Millions of Dollars)                                                                  1998               1997*
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
TRUCK AND OTHER:                                                                        (Unaudited)
Current Assets
Cash and cash equivalents                                                                $  359.3             $  318.6
Trade and other receivables, net of allowance for losses                                    688.8                600.3
Marketable securities                                                                       416.3                357.0
Inventories                                                                                 514.8                393.5
Deferred taxes and other current assets                                                      83.0                 86.7
-----------------------------------------------------------------------------------------------------------------------
Total Truck and Other Current Assets                                                      2,062.2              1,756.1
Deferred taxes, goodwill and other                                                          194.1                183.5
Property, plant and equipment, net                                                          777.6                665.9
-----------------------------------------------------------------------------------------------------------------------
Total Truck and Other Assets                                                              3,033.9              2,605.5
-----------------------------------------------------------------------------------------------------------------------





FINANCIAL SERVICES:
Cash and cash equivalents                                                                    17.0                 19.3
Finance and other receivables, net of allowance for losses                                3,497.1              3,131.0
  Less unearned interest                                                                   (244.8)              (237.1)
-----------------------------------------------------------------------------------------------------------------------
                                                                                          3,252.3              2,893.9
Equipment on operating leases, net                                                           58.3                 55.8
Other assets                                                                                 30.8                 24.9
-----------------------------------------------------------------------------------------------------------------------
Total Financial Services Assets                                                           3,358.4              2,993.9
-----------------------------------------------------------------------------------------------------------------------
                                                                                         $6,392.3             $5,599.4
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------
                                                                                      September 30         December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                                          1998               1997*
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
TRUCK AND OTHER:                                                                       (Unaudited)
Current Liabilities
Accounts payable and accrued expenses                                                    $1,318.0             $1,037.6
Current portion of long-term debt                                                            16.0                 15.0
Dividend payable                                                                                                 116.7
Income taxes                                                                                 31.9                 44.5
-----------------------------------------------------------------------------------------------------------------------
Total Truck and Other Current Liabilities                                                 1,365.9              1,213.8
Long-term debt                                                                              232.1                236.6
Other, including deferred taxes                                                             280.1                226.1
-----------------------------------------------------------------------------------------------------------------------
Total Truck and Other Liabilities                                                         1,878.1              1,676.5
-----------------------------------------------------------------------------------------------------------------------
FINANCIAL SERVICES:
Accounts payable and accrued expenses                                                        36.8                 85.8
Commercial paper and bank loans                                                           1,509.9              1,086.7
Long-term debt                                                                            1,029.2              1,097.7
Deferred income taxes and other                                                             153.8                154.9
-----------------------------------------------------------------------------------------------------------------------
Total Financial Services Liabilities                                                      2,729.7              2,425.1
-----------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY Preferred stock, no par value:
  authorized 1.0 million shares, none issued
Common stock, $1 par value: authorized 200.0 million
  shares, 78.1 million shares issued and outstanding                                         78.1                 77.8
Additional paid-in capital                                                                  620.0                609.9
Retained earnings                                                                         1,207.5                940.8
Currency translation and
  net unrealized investment gains or (losses)                                              (121.1)              (130.7)
-----------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                1,784.5              1,497.8
-----------------------------------------------------------------------------------------------------------------------
                                                                                         $6,392.3             $5,599.4
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

* The December 31, 1997, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


-----------------------------------------------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30                                                             1998                  1997
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $    454.7            $   292.7

INVESTING ACTIVITIES:
Finance receivables originated                                                           (1,376.4)            (1,043.0)
Collections on finance receivables                                                          960.3                934.1
Net (increase) decrease in wholesale receivables                                            (15.4)                26.8
Marketable securities purchased                                                          (1,006.8)            (1,790.1)
Marketable securities maturities and sales                                                  974.9              1,743.0
Acquisition of businesses, net of cash acquired                                             (75.2)
Acquisition of property, plant and equipment                                               (112.0)               (59.6)
Acquisition of equipment for operating leases                                               (17.7)               (12.5)
Proceeds from asset disposals                                                                41.7                 30.1
Other                                                                                         9.5                (15.8)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                      (617.1)              (187.0)


FINANCING ACTIVITIES:
Cash dividends paid                                                                        (151.9)               (91.4)
Stock option transactions                                                                     6.5                  2.3
Net increase (decrease) in notes payable,
    commercial paper and bank loans                                                         422.8               (269.6)
Proceeds of long-term debt                                                                  464.3                686.0
Payment of long-term debt                                                                  (545.9)              (414.3)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                         195.8                (87.0)
Effect of exchange rate changes on cash                                                       5.0                (10.2)
-----------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Equivalents                                                         38.4                  8.5
Cash and cash equivalents at beginning of period                                            337.9                222.9
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $    376.3            $   231.4
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


------------------------------------------------------------------------------
Notes to Consolidated Financial Statements  (In millions, except share amounts)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

NOTE A--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 1998 presentation.


NOTE B--Inventories
------------------------------------------------------------------------------
                                        September 30        December 31
                                                1998               1997
------------------------------------------------------------------------------
Inventories at FIFO cost:                (Unaudited)
  Finished products                         $332.4               $274.7
  Work in process and raw materials          308.5                244.9
------------------------------------------------------------------------------
                                             640.9                519.6
  Less excess of FIFO cost over LIFO        (126.1)              (126.1)
------------------------------------------------------------------------------
                                            $514.8               $393.5
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Under the LIFO method of accounting (used for approximately 50% of September 30, 1998 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

NOTE C--Stockholders' Equity

Stock Option Exercises
On January 1, 1998, approximately 533,000 stock options previously granted to PACCAR employees became exercisable. For the nine months ended September 30, 1998, PACCAR issued an additional 298,000 common shares as a result of employee stock option exercises.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements  (In millions, except share amounts)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



Diluted Earnings Per Share
The following table shows the additional shares added to basic shares outstanding to calculate diluted earnings per share. These amounts represent primarily the dilutive effect of stock options outstanding.

-------------------------------------------------------------------------------------------------
                                          Three Months Ended              Nine Months Ended
                                              September 30                  September 30
-------------------------------------------------------------------------------------------------
                                           1998           1997          1998           1997
-------------------------------------------------------------------------------------------------
Additional shares                         551,000        464,000        634,000       367,000
-------------------------------------------------------------------------------------------------

Comprehensive Income
As of January 1, 1998, PACCAR adopted Statement of Financial Accounting Standard No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income. The new statement had no impact on PACCAR's net income or stockholders' equity.

The components of comprehensive income, net of any related tax, are as follows:

-----------------------------------------------------------------------------------------------------
                                            Three Months Ended                   Nine Months Ended
                                                 September 30                      September 30
-----------------------------------------------------------------------------------------------------
                                             1998           1997               1998           1997
-----------------------------------------------------------------------------------------------------
Net income                                $  96.6        $  82.5             $ 301.9        $ 211.9
Foreign currency translation adjustments     17.4           (7.3)                8.4          (34.8)
Net unrealized gains on securities            1.3             .6                 1.2             .4
-----------------------------------------------------------------------------------------------------
Total comprehensive income                $ 115.3        $  75.8             $ 311.5        $ 177.5
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was comprised of the following:
-----------------------------------------------------------------------------------------------------
                                                         September 30          December 31
                                                                 1998                 1997
-----------------------------------------------------------------------------------------------------
Accumulated foreign currency translation adjustments         $(123.2)             $(131.6)
Net unrealized gains on securities                               2.1                   .9
-----------------------------------------------------------------------------------------------------
Net accumulated other comprehensive loss                     $(121.1)             $(130.7)
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

Net accumulated other comprehensive loss is reported in the accompanying consolidated financial statements as "Currency translation and net unrealized investment gains or (losses)."

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE D---Acquisition of Leyland Trucks Limited

Effective June 2, 1998, PACCAR acquired privately-held Leyland Trucks Limited (Leyland). Leyland is a United Kingdom truck manufacturing company with 760 employees. PACCAR's Netherlands truck manufacturing subsidiary, DAF Trucks N.V.
(DAF), is a major customer of Leyland. The 45 and 55 Series distribution trucks produced by Leyland are marketed exclusively in Europe by DAF.

PACCAR used the purchase method of accounting for the acquisition. The consolidated financial statements include Leyland operations subsequent to the acquisition date. Had the acquisition taken place on January 1, 1997, the impact on PACCAR's 1998 and 1997 third quarter and nine month's consolidated financial statements would not be material. In addition, due to the supplier-customer relationship of Leyland to DAF, a substantial portion of Leyland's sales are eliminated in consolidation.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS:

          PACCAR's consolidated net sales for the third quarter grew 13% to $1.9 billion compared to the $1.6 billion recorded in the third quarter of 1997. For the first nine months of 1998, sales totaled $5.5 billion, up 17% compared to the $4.7 billion for the first nine months of 1997. Net income for the third quarter of $96.6 million exceeded the $82.5 million earned in the same period last year. The first nine months income of $301.9 million is 42% ahead of 1997 nine-month net income of $211.9 million.

          Truck and Other income before income taxes increased $23.7 million or 23% for the quarter and $138.3 million or 55% year-to-date compared to corresponding amounts in 1997. Higher sales and profits in 1998 are attributable to improvements in PACCAR's two major markets, North America and Europe, where truck operations benefited from higher volumes, improved margins and production efficiencies. While truck industry orders and backlogs are currently strong, there are signs that demand for new trucks may return to more moderate levels next year compared to the exceptional market experienced over the past several months.

          Compared to previous quarters in 1998, third quarter results were impacted by the traditional summer holiday closures of the Company's truck plants in Europe.

          In the United States, the work stoppage at PACCAR's Peterbilt factory in Nashville, which began on May 4, has not been settled. Peterbilt has responded to customer demand by increasing the production rate at its Denton, Texas, facility and by using skilled, temporary workers at its Nashville plant.

          Sales and profits for PACCAR's other product areas, which include retail auto parts and winches, showed favorable comparisons for both the third quarter and first nine months of 1998 compared to the prior year.

          In the Financial Services segment, consolidated net loan and lease portfolios increased by more than $350 million during the first nine months to over $3.2 billion at the end of September 1998. The additional income from portfolio growth was offset by a reduction in interest rate spreads, higher operating expenses and increases to the loan loss provision. The increases to the loan loss reserve were consistent with the portfolio growth. As a result, Financial Services income before income taxes for both the third quarter and first nine months in 1998 declined slightly compared to the corresponding prior year amounts.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES




          LIQUIDITY AND CAPITAL RESOURCES:

          PACCAR's ratio of Truck and Other current assets to current liabilities at September 30, 1998, increased to 1.51 compared to 1.45 at December 31, 1997.

          Net cash provided by operating activities increased in 1998 due primarily to higher net income and to changes occurring during the period to components of working capital. In the first nine months of 1998, PACCAR used cash from Truck and Other operating activities primarily to pay the special year-end and regular quarterly cash dividends, make capital additions, purchase Leyland Trucks in the second quarter and purchase additional marketable securities. PACCAR's finance and leasing companies funded their portfolio growth primarily with additional short term borrowings, cash from financial services operating activities, and proceeds from the sale of equipment returned on completion of lease contracts, net of new equipment acquired. In September 1998, PACCAR's largest financial services subsidiary, PACCAR Financial Corp. (PFC), registered $1 billion of senior debt securities under the Securities Act of 1933 for offering to the public. At the end of September 1998, PFC had $925 million of such securities remaining and available for future issuance.

          The significant increase in capital additions in 1998 reflects the Company's investments in various capacity expansion and production improvement projects. Capacity investments made earlier in the year have allowed Kenworth and DAF to increase their production rates. As previously announced, DAF plans to make additional capacity investments at its Belgium and Netherlands plants as well as to utilize the newly acquired Leyland facility to supply the United Kingdom market. A Seattle-area facility is being prepared to build Class 6/7 trucks. When complete, production of Class 6/7 trucks will be shifted to Seattle from Mexicali, Mexico. This shift will give the Mexicali plant the ability to increase its Class 8 build rates. In Canada, the Company's truck plant in Ste. Therese is on schedule for a midyear 1999 opening. In addition to investments in production capacity, the Company continues to invest in new product development, and in new technology to support business process improvements.

          Other information on liquidity and sources of capital as presented in the 1997 Annual Report to Stockholders continues to be relevant.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

          YEAR 2000 ISSUE:

          GENERAL

          The Company established a formal Year 2000 project in 1996 to manage PACCAR's global compliance effort. The scope of the project includes the compliance of (1) mainframe computer systems, (2) PC and LAN systems, (3) embedded systems (including both the Company's internal machinery and equipment and the Company's products), and (4) significant third parties. A steering committee comprised of senior executives monitors progress and addresses compliance issues. Management of the Company believes it has an effective program in place to resolve the year 2000 issue in a timely manner.

          STATUS OF THE COMPANY'S YEAR 2000 COMPLIANCE

          The Company has completed the evaluation of virtually all computer systems and applications used by the Company and its subsidiaries. PACCAR has prioritized the non-compliant systems and expects to substantially complete modifications to all significant systems before problems related to the Year 2000 occur. Outside specialists have been retained to assist in this process to the extent considered necessary. Mainframe computer systems compliance efforts are approximately 75% complete. PC and LAN systems are approximately 50% complete, and embedded manufacturing systems are approximately 65% complete. The Company has verified that there are no Year 2000 issues with that portion of its products manufactured by the Company, and it has received confirmation from most major suppliers that there are no Year 2000 issues with their components as used in the Company's products. The Company is continuing to contact remaining suppliers about compliance of their components. Year 2000 compliance work is being successfully completed along with other systems development projects.

          SIGNIFICANT THIRD PARTIES

          Some of the Company's Year 2000 compliance efforts are dependent on the release of new versions of software by the software developers, and some of these new releases are not scheduled to be delivered until 1999. These software developers have represented to the Company that the new releases will be delivered in time to avoid any material Year 2000 issues with their software.

          PACCAR is contacting all business critical suppliers to assess their own Year 2000 efforts and take appropriate action if there is risk to PACCAR's continued operation. PACCAR is also assessing the Year 2000 programs of its independent dealers and tracking their progress toward completion. There is regular communication with dealers, which includes the importance of addressing the Year 2000 issue and general guidance regarding appropriate steps to take.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES




          The Company also depends on banks and other financial institutions to support its cash management activities and to fund the lending activity of its financial services companies by the issuance of commercial paper and public debt. With respect to banks and other financial institutions with which it has relationships, the Company has sent letters and has received responses indicating that such banks and other financial institutions already are or will be compliant by the Year 2000.

          To date, the Company is not aware of any significant third party, including software developers, suppliers, dealers, banks and others, with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources.

          YEAR 2000 COSTS

          The total cost to complete these projects is expected to approximate $25 million, of which $12 million has been incurred through September 30, 1998. The Company has and expects to continue to fund the cost of these projects from operations. All project costs are being expensed.

          YEAR 2000 RISKS

          The Company has not yet completed all necessary phases of its Year 2000 program. In addition, the Company has no means of ensuring that significant third parties will be fully prepared for the Year 2000. In the event the Company or one or more significant third parties fail to become completely Year 2000 compliant, the most reasonably likely worst case scenario for the Company is that manufacturing operations could be temporarily impacted. Production at one or more of the Company's plants could be interrupted for a period of time, which in turn could result in lost sales and profits. Selling, general and administrative expense for the Company would likely increase to the extent that automated functions would need to be performed manually.

          The most reasonably likely worst case scenario for the Company's financial services companies, if some of their systems are not Year 2000 compliant, is that information and reports would contain inaccuracies that would reduce the efficiency of payment processing and would result in increased administrative costs and generally reduce customer service. If a significant failure of banking systems or systems of other entities that are key to the public debt markets occurred due to Year 2000 issues, the financial services companies' ability to access various credit and money markets and to process payments could be adversely affected.

          In addition, the world economy could enter a recession due to widespread interruption in commercial activity or due to diverting substantial resources to achieve Year 2000 compliance, which could also have a materially adverse impact on the Company.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES



          The cumulative effect of these potential outcomes is unknown, but could have a material effect on consolidated financial condition, results of operations and liquidity.

          CONTINGENCY PLANS

          PACCAR considers alternatives in planning and scheduling Year 2000 projects. The Company continually evaluates the status of completion of all Year 2000 projects to determine whether contingency plans should be developed or implemented.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                           PART II--OTHER INFORMATION


For Items 1, 2, and 3, there was no reportable information for any of the three months ended September 30, 1998.

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.


ITEM 5.   OTHER INFORMATION

The SEC has recommended that companies include in their 10-Q the notice deadline for shareholder proposals to be presented at the annual shareholder's meeting, other than those proposals that are to be included in the proxy materials. The Company's bylaws provide that such notice must be received at the Company's principal executive offices not less than 45 nor more than 60 days prior to the annual shareholder's meeting.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

    (b) No reports on Form 8-K have been filed for the quarter ended September 30, 1998.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      PACCAR Inc
         ------------------------------------------
                     (Registrant)


        Date  November 5, 1998                By /s/ G. D. Hatchel
             ---------------------------        -------------------------------
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

   (b) Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of June 19, 1989 between PACCAR Financial Corp. and Citibank, N.A., Trustee (incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10-K of PACCAR Financial Corp. dated March 26, 1984, File Number 0-12553 and Exhibit 4.2 to PACCAR Financial Corp.'s registration statement on Form S-3 dated June 23, 1989, Registration No. 33-29434).

   (c) Forms of Medium-Term Note, Series F (incorporated by reference to Exhibits 4.3A, 4.3B and 4.3C to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated May 26, 1992,
          Registration Number 33-48118).

          Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A., and the Depository Trust Company, Series F (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated May 26, 1992, Registration Number 33-48118).

   (d) Forms of Medium-Term Note, Series G (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated December 8, 1993, Registration Number 33-51335).

          Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A., and the Depository Trust Company, Series G (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated December 8, 1993, Registration Number 33-51335).

   (e) Forms of Medium-Term Note, Series H (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333-01623).

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                                INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)
-----------------------------------------------

              Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series H (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333-01623).

       (f) Forms of Medium-Term Note, Series I (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated September 10, 1998, Registration Number 333-63153).

              Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series I (incorporated by reference to Exhibit 4.5 to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated September 10, 1998, Registration Number 333-63153).

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

       (h) PACCAR Inc Senior Executive Incentive Plan (incorporated by reference to Exhibit D of the 1997 Proxy Statement, dated March 20, 1997).

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                                INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)
----------------------------------------------

27     Financial Data Schedule
       (a)  For the nine months ended September 30, 1998

The following schedules are submitted to reflect the restatement of "Truck and Other Net Sales" to include "Other Revenues." Previously, "Other Revenues" were presented separately. Also, earnings per share as previously presented for periods prior to June 30, 1997 have been restated to give effect to a two-for-one stock split paid in May of 1997.

       (b)  For the six months ended June 30, 1998 - restated
       (c)  For the three months ended March 31, 1998 - restated
       (d)  For the twelve months ended December 31, 1997 - restated
       (e)  For the nine months ended September 30, 1997 - restated
       (f)  For the six months ended June 30, 1997 - restated
       (g)  For the three months ended March 31, 1997 - restated
       (h)  For the twelve months ended December 31, 1996 - restated
       (i)  For the nine months ended September 30, 1996 - restated
       (j)  For the six months ended June 30, 1996 - restated
       (k)  For the three months ended March 31, 1996 - restated
       (l)  For the twelve months ended December 31, 1995 - restated