Form 10-K405
period 1998-12-31
PACCAR INC
filed 1999-03-24
CIK 75362

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

For the fiscal year ended December 31, 1998
Commission File No. 0-6394

                                   PACCAR INC
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                               91-0351110
      (State of incorporation)            (I.R.S. Employer Identification No.)

    777 - 106TH AVE. N.E., BELLEVUE, WASHINGTON                        98004
--------------------------------------------------------------------------------
   (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code   (425) 468-7400
                                                     --------------

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $1 par value
                         Preferred Stock Purchase Rights
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No
                                               ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1999:

                  COMMON STOCK, $1 PAR VALUE -- $2.931 BILLION
                  --------------------------------------------

The number of shares outstanding of the issuer's classes of common stock, as of February 26, 1999:

                 COMMON STOCK, $1 PAR VALUE -- 78,145,449 SHARES
                 -----------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held on April 27, 1999 are incorporated by reference into Part III.

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

   Outside the U.S., the Company manufactures and sells through wholly owned subsidiary companies in Australia, Mexico, the Netherlands and the United Kingdom. An export sales division generally is responsible for export sales.

   Effective June 2, 1998, the Company acquired privately-held Leyland Trucks Limited (Leyland). Leyland is a United Kingdom truck manufacturing company with approximately 600 employees. The Company's Netherlands truck manufacturing subsidiary, DAF Trucks N.V. (DAF), is a major customer of Leyland. The 45 and 55 Series distribution trucks produced by Leyland are marketed exclusively in Europe by DAF.

   In Canada, the Company sells and distributes through a wholly owned foreign subsidiary. The Netherlands subsidiary also has a manufacturing plant located in Belgium, and uses foreign sales subsidiaries to handle export sales in the European Community and Eastern Europe.

   Product financing and leasing is offered through subsidiaries located in North America, Australia, and the United Kingdom. Retail automotive parts are sold through a U.S. subsidiary.

   (b) Financial Information About Industry Segments and Geographic Areas

   Information about the Company's industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on pages 46 and 47 of the Annual Report to Stockholders for the year ended December 31, 1998 and is incorporated herein by reference.

   (c) Narrative Description of Business

   The Company has two principal industry segments, (1) manufacture of light-, medium- and heavy-duty trucks and related aftermarket distribution of parts and
(2) finance and leasing services provided to customers and dealers. The Company competes in the truck parts aftermarket primarily through its dealer network. The Company's finance and leasing activities are principally related to Company products and associated equipment. Other manufactured products also include industrial winches. In addition, the Company sells general automotive parts and accessories through retail outlets.

TRUCKS

   The Company and its subsidiaries design and manufacture trucks which are marketed under the Peterbilt, Kenworth, DAF and Foden nameplates in the heavy-duty diesel category. These vehicles, which are built in four plants in the United States, three in Europe and one each in Australia and Mexico, are used worldwide for over-the-road and off-highway heavy-duty hauling of freight, petroleum, wood products, construction and other materials. Commercial trucks and related service parts are the largest segment of the Company's business, accounting for 92% of total 1998 revenues.

   The Company competes in the North American Class 6/7 markets primarily with conventional models. These medium-duty trucks are assembled at the Company's Mexican subsidiary in Mexicali, Mexico and in the Seattle, Washington plant. The Company's Canadian truck plant, which was closed in 1997 and 1998, is currently undergoing major refurbishment. Production of medium-duty trucks is planned to commence mid-year 1999 at this plant. This line of business represents a small, but increasing, percentage of the Company's North American sales to date. The Company competes in the European medium commercial vehicle market with a cab-over-engine truck manufactured in the Netherlands. Leyland manufactures light commercial vehicles in the United Kingdom for sale throughout Europe under the DAF and Leyland DAF nameplates. During 1998, DAF continued its long-term design development under an agreement with Renault V.I. for a new light-line product.

   Trucks and related parts are sold to independent dealers for resale. Trucks manufactured in the U.S. for export are marketed by PACCAR International, a U.S. division. Those sales are made through a worldwide network of dealers. Trucks manufactured in Australia, Mexico, the Netherlands and the United Kingdom are marketed domestically through independent dealers and factory branches. Trucks manufactured in these countries for export are marketed by DAF or PACCAR International.

   The Company's trucks are essentially custom products and have a reputation for high quality. For a majority of the Company's truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to customer specifications. DAF, which is more vertically integrated, manufactures its own engines and axles.

   Raw materials and other components used in the manufacture of trucks are purchased from a number of suppliers. The Company is not limited to any single source for any significant component. No significant shortages of materials or components were experienced in 1998. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

   Replacement truck parts are sold and delivered to the Company's independent dealers through the Company's parts distribution network. Parts are both manufactured by the Company and purchased from various suppliers. Replacement parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery.

   There were four other principal competitors in the U.S. Class 8 truck market in 1998. The Company's share of that market was approximately 21% of registrations in 1998. There were seven other principal competitors in the European medium and heavy commercial vehicle market in 1998, including parent companies to three competitors of the Company in the United States. The Company's subsidiary, DAF, had approximately a 10.5% share of the western Europe heavy-truck market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

   The Peterbilt, Kenworth, DAF, Leyland DAF and Foden nameplates are recognized internationally and play an important role in the marketing of the Company's truck products. The Company engages in a continuous program of trademark and trade name protection in all marketing areas of the world.

   Although the Company's truck products are subject to environmental noise and emission controls, competing manufacturers are subject to the same controls. The Company believes the cost of complying with noise and emission controls will not be detrimental to its business.

   The Company had a total production backlog of nearly $4 billion at the end of 1998. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90-day backlog approximated $1.7 billion at December 31, 1998 compared with approximately $1.4 billion at year-end 1997. Production of the year-end 1998 backlog is expected to be completed during 1999.

   The number of persons employed by the Company in its truck business at December 31, 1998 was approximately 18,000.

OTHER BUSINESSES

   Other businesses of the Company account for 4% of total 1998 revenues. This group includes industrial winches and PACCAR Automotive Inc., a wholly owned subsidiary. Winches are manufactured in two U.S. plants and are marketed under the Braden, Carco, and Gearmatic nameplates. The markets for all of these products are highly competitive and the Company competes with a number of well established firms.

   The Braden, Carco, and Gearmatic trademarks and trade names are recognized internationally and play an important role in the marketing of those products. The Company has an ongoing program of trademark and trade name protection in all relevant marketing areas.

   PACCAR Automotive purchases and sells general automotive parts and accessories through 176 retail locations under the names of Grand Auto and Al's Auto Supply. These locations are supplied from the subsidiary's distribution warehouses.

FINANCIAL SERVICES

   In North America, Australia and the United Kingdom, the Company provides financing principally for its manufactured trucks through six wholly owned finance companies. These companies provide inventory financing for independent dealers selling PACCAR products and retail and lease financing for new and used Class 6, 7, and 8 truck and other transportation equipment sold principally by its independent dealers. Customer contracts are secured by the products financed.

   PACCAR has a 49% equity ownership in DAF Financial Services in Europe. This investment, which is recorded under the equity method, is not material.

   PACCAR Leasing Corporation (PLC), a wholly owned subsidiary, franchises selected Company truck dealers in North America to engage in full service truck leasing under the PacLease trade name. PLC also leases equipment to and provides managerial and sales support for its franchisees. The subsidiary also operates full service leasing operations primarily in Texas on its own behalf.

   PATENTS

   The Company owns numerous patents which relate to all product lines. Although these patents are considered important to the overall conduct of the Company's business, no patent or group of patents is considered essential to a material part of the Company's business.

   RESEARCH AND DEVELOPMENT

   The Company maintains technical centers dedicated to product testing and research and development activities. Additional product development activities are conducted within each separate manufacturing division. Amounts spent on research and development approximated $119 million in 1998, $84 million in 1997 and $47 million in 1996.

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

   EMPLOYEES

   On December 31, 1998, the Company employed a total of approximately 23,000 persons.

ITEM 2.       PROPERTIES

   The Company and its subsidiaries own and operate manufacturing plants in five U.S. states, four locations in Europe, and one each in Australia and Mexico. Several parts distribution centers, sales and service offices, and finance and administrative offices are also operated in owned or leased premises in these and other countries. DAF operates sales subsidiaries in owned or leased premises in various countries throughout Europe. Facilities for product testing and research and development are located in Skagit County, Washington and Eindhoven, the Netherlands. Retail auto parts sales locations operate primarily in leased premises in six western states. The Company's corporate headquarters is located in owned premises in Bellevue, Washington.

   The Company considers substantially all of the properties used by its businesses to be suitable for their intended purposes. In 1997, the Seattle facility was used for warehousing of inventories and for some limited assembly operations and was excluded from the table below for the year ended December 31, 1997. During 1998, the Seattle plant was utilized for production of Class 6/7 and Class 8 off-highway trucks. Accordingly, the Seattle plant has been included in the table below for the year ended December 31, 1998. In addition, the table below reflects the acquisition of Leyland which occurred during the second quarter of 1998. See Item 1 for additional discussion related to the Leyland acquisition. The Company's Canadian truck plant remained closed in 1998. However, an agreement was reached with the Canadian and Quebec governments in September of 1997 for PACCAR to refurbish and expand the facility. The Canadian plant is scheduled to reopen mid-year 1999. Although no production occurred at the Canadian location in 1998, the plant is shown as a truck manufacturing facility in the accompanying table. The Company's remaining manufacturing facilities operated near their productive capacities for most of 1998.

   Geographical locations of manufacturing plants within indicated industry segments are as follows:


                       U.S.     Canada   Australia    Mexico    Europe
          Trucks        5         1          1          1          4
          Other         2         -          -          -          -



   Properties located in Torrance, California and Odessa, Texas are being held for sale. These properties were originally obtained principally as a result of a business acquisition in 1987.

ITEM 3.       LEGAL PROCEEDINGS

   The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company's consolidated financial position.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

   Common Stock Market Prices and Dividends on page 49 of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated herein by reference.


ITEM 6.       SELECTED FINANCIAL DATA

   Selected Financial Data on page 48 of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 25 through 30 of the Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.


ITEM 7a.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Quantitative and qualitative disclosures about market risk on page 50 of the Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated herein by reference:

   Consolidated Balance Sheets
              -- December 31, 1998 and 1997

   Consolidated Statements of Income
              -- Years Ended December 31, 1998, 1997 and 1996

   Consolidated Statements of Stockholders' Equity
              -- Years Ended December 31, 1998, 1997 and 1996

   Consolidated Statements of Comprehensive Income
              -- Years Ended December 31, 1998, 1997 and 1996

   Consolidated Statements of Cash Flows
              -- Years Ended December 31, 1998, 1997 and 1996

   Notes to Consolidated Financial Statements
              -- December 31, 1998, 1997 and 1996

Quarterly Results (Unaudited) on page 49 of the Annual Report to Stockholders for the years ended December 31, 1998 and 1997 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.



                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Item 401(a), (d), (e) and Item 405 of Regulation S-K:

   Identification of directors, family relationships, and business experience on pages 4 and 5 of the proxy statement for the annual stockholders meeting of April 27, 1999 is incorporated herein by reference.

   Item 401(b) of Regulation S-K:

    Executive Officers of the registrant as of February 26, 1999:

                                  Present Position and Other Position(s)
Name and Age                      Held During Last Five Years
------------                      --------------------------------------
Mark C. Pigott (45)               Chairman and Chief Executive Officer; Vice
                                  Chairman from January 1995 to December 1996;
                                  previously Executive Vice President. Mr.
                                  Pigott is the son of Charles M. Pigott and
                                  nephew of James C. Pigott, both directors of
                                  the Company.

David J. Hovind (58)              President since 1992.

Michael A. Tembreull (52)         Vice Chairman; Executive Vice President from
                                  January 1992 to January 1995.

Gary S. Moore (55)                Senior Vice President since 1992.

Thomas E. Plimpton (49)           Executive Vice President; Senior Vice
                                  President from June, 1996 to July, 1998;
                                  General Manager, Peterbilt Motors Company
                                  from January, 1992 to May, 1996.

G. Don Hatchel (54)               Vice President and Controller since 1991.

G. Glen Morie (56)                Vice President and General Counsel since 1984.

Cor G. Baan (60)                  Senior Vice President since February, 1998;
                                  President, DAF Trucks, N.V. since March,
                                  1993.



Officers are elected annually but may be appointed or removed on interim dates.

ITEM 11.      EXECUTIVE COMPENSATION

   Compensation of Directors and Executive Officers and Related Matters on pages 5 through 11 of the proxy statement for the annual stockholders meeting of April 27, 1999 is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Stock ownership information on pages 2 through 3 of the proxy statement for the annual stockholders meeting of April 27, 1999 is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 1998.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Listing of financial statements
             The following consolidated financial statements of PACCAR Inc and subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference in Item 8:

              Consolidated Balance Sheets
                          -- December 31, 1998 and 1997

              Consolidated Statements of Income
                          -- Years Ended December 31, 1998, 1997 and 1996

              Consolidated Statements of Stockholders' Equity
                          -- Years Ended December 31, 1998, 1997 and 1996

              Consolidated Statements of Comprehensive Income
                          -- Years Ended December 31, 1998, 1997 and 1996

              Consolidated Statements of Cash Flows
                          -- Years Ended December 31, 1998, 1997 and 1996

              Notes to Consolidated Financial Statements
                          -- December 31, 1998, 1997 and 1996

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

             (4) Instruments defining the rights of security holders, including indentures

                    (a) Rights agreement dated as of December 10, 1998 between PACCAR Inc and First Chicago Trust Company of New York setting forth the terms of the Series A Junior Participating Preferred Stock, no par value per share (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of PACCAR Inc dated December 21, 1998).

                    (b) Indenture for Senior Debt Securities dated as of December 1, 1983, and first Supplemental Indenture dated as of June 19, 1989, between PACCAR Financial Corp. and Citibank, N.A., Trustee (incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10-K of PACCAR Financial Corp. dated March 26, 1984, File Number 0-12553 and Exhibit 4.2 to PACCAR Financial Corp.'s registration statement on Form S-3 dated June 23, 1989, Registration No. 33-29434).

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

                    (e) Forms of Medium-Term Note, Series H (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated March 11, 1996, Registration Number 333-01623).

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

                    (h) PACCAR Inc Senior Executive Incentive Plan (incorporated by reference to Exhibit D of the 1997 Proxy Statement, dated March 20, 1997).

             (13)   Annual report to security holders
                    Portions of the 1998 Annual Report to Shareholders have been incorporated by reference and are filed herewith.

             (21)   Subsidiaries of the registrant

             (23)   Consent of independent auditors

             (24)   Power of attorney
                    Powers of attorney of certain directors

             (27)   Financial Data Schedule
                    (a)    For the 12 months ended December 31, 1998
       The following schedules are submitted for certain reclassifications as reflected in Note G in Notes to Consolidated Financial Statements - December 31, 1998, 1997 and 1996.
                    (b)    For the 12 months ended December 31, 1997 - restated
                    (c)    For the 12 months ended December 31, 1996 - restated

(b)     Reports on Form 8-K
        A report on Form 8-K was filed on December 21, 1998 to report the adoption of a new Preferred Share Purchase Rights Plan.

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

                                                        PACCAR INC
                                          -------------------------------------
                                                        Registrant

Date:      March 24, 1999                 /s/ M. C. Pigott
      -------------------                 -------------------------------------
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


Signature                             Title
---------                             -----
/s/ M. A. Tembreull                   Director and Vice Chairman
------------------------              (Principal Financial Officer)
M. A. Tembreull

/s/ G. D. Hatchel                     Vice President and Controller
------------------------              (Principal Accounting Officer)
G. D. Hatchel

*/s/ C. M. Pigott                     Director and Chairman Emeritus
------------------------              and Audit Committee Member
C. M. Pigott

*/s/ D. J. Hovind                     Director and President
------------------------
D. J. Hovind

*/s/ J. W. Pitts                      Director and Chairman of
------------------------              Audit Committee
J. W. Pitts

*/s/ J. C. Pigott                     Director and Audit Committee Member
------------------------
J. C. Pigott

*/s/ J. M. Fluke, Jr.                 Director and Audit Committee Member
------------------------
J. M. Fluke, Jr.

*/s/ C. H. Hahn                       Director
------------------------
C. H. Hahn

*/s/ G. Grinstein                     Director
------------------------
G. Grinstein

*/s/ W. G. Reed, Jr.                  Director
------------------------
W. G. Reed, Jr.

*By /s/ M. C. Pigott
------------------------
    M. C. Pigott
    Attorney-in-Fact



                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(c)

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1998

                           PACCAR INC AND SUBSIDIARIES

                              BELLEVUE, WASHINGTON