Form 10-Q
period 1999-03-31
PACCAR INC
filed 1999-05-14
CIK 75362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

       Common Stock, $1 par value--78,206,629 shares as of April 29, 1999

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I.  FINANCIAL INFORMATION:

       ITEM 1.  FINANCIAL STATEMENTS:

          Consolidated Statements of Income --
             Three Months Ended March 31, 1999 and 1998 (unaudited)................................ 3

          Consolidated Balance Sheets --
             March 31, 1999 (unaudited), and December 31, 1998..................................... 4

          Condensed Consolidated Statements of Cash Flows --
             Three Months Ended March 31, 1999 and 1998 (unaudited)................................ 6

          Notes to Consolidated Financial Statements............................................... 7

       ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                    OPERATIONS AND FINANCIAL CONDITION.............................................10

       ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................14


PART II. OTHER INFORMATION:

       ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................15

       ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...............................................16


SIGNATURE..........................................................................................17


INDEX TO EXHIBITS..................................................................................18

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Consolidated Statements of Income (Unaudited)
(Millions Except per Share Amounts)


Three Months Ended March 31                                 1999           1998
--------------------------------------------------------------------------------
TRUCK AND OTHER:
Net sales                                                $ 2,068.6     $ 1,752.3
Costs and Expenses
Cost of sales                                              1,755.8       1,488.4
Selling, general and administrative                          149.1         132.4
Interest                                                       3.1           3.0
--------------------------------------------------------------------------------
                                                           1,908.0       1,623.8
--------------------------------------------------------------------------------
Truck and Other Income Before Income Taxes                   160.6         128.5

FINANCIAL SERVICES:
Revenues                                                      84.5          73.1
Costs and Expenses
Interest and other                                            47.5          39.9
Selling, general and administrative                           15.7          13.8
Provision for losses on receivables                            3.0           2.4
--------------------------------------------------------------------------------
                                                              66.2          56.1
--------------------------------------------------------------------------------
Financial Services Income Before Income Taxes                 18.3          17.0

OTHER:
Investment income                                              8.3           6.8
Other, Net                                                      .2           4.8
--------------------------------------------------------------------------------
Total Income Before Income Taxes                             187.4         157.1
Income taxes                                                  67.9          56.7
--------------------------------------------------------------------------------
Net Income                                               $   119.5     $   100.4
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net Income Per Share:
Basic                                                    $    1.53     $    1.29
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Diluted                                                       1.52          1.28
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Weighted Average Number of Basic Shares Outstanding           78.1          78.0
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Dividends declared per share                             $     .20     $     .15
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES



Consolidated Balance Sheets                                     March 31     December 31
Assets (Millions of Dollars)                                      1999         1998*
----------------------------------------------------------------------------------------
TRUCK AND OTHER:                                              (Unaudited)
Current Assets
Cash and cash equivalents                                      $  422.3      $  410.3
Trade and other receivables, net of allowance for losses          701.6         645.6
Marketable securities                                             426.4         404.8
Inventories                                                       474.2         511.1
Deferred taxes and other current assets                            98.5          98.2
-------------------------------------------------------------------------------------
Total Truck and Other Current Assets                            2,123.0       2,070.0
Deferred taxes, goodwill and other                                248.6         261.9
Property, plant and equipment, net                                836.5         827.7
-------------------------------------------------------------------------------------
Total Truck and Other Assets                                    3,208.1       3,159.6
-------------------------------------------------------------------------------------





FINANCIAL SERVICES:
Cash and cash equivalents                                          13.4          22.1
Finance and other receivables, net of allowance for losses      3,909.4       3,790.4
  Less unearned interest                                         (265.6)       (267.4)
-------------------------------------------------------------------------------------
                                                                3,643.8       3,523.0
Equipment on operating leases, net                                 68.8          65.3
Other assets                                                       30.3          24.8
-------------------------------------------------------------------------------------
Total Financial Services Assets                                 3,756.3       3,635.2
-------------------------------------------------------------------------------------
                                                               $6,964.4      $6,794.8
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES



                                                          March 31    December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                        1999         1998*
---------------------------------------------------------------------------------
TRUCK AND OTHER:                                        (Unaudited)
Current Liabilities
Accounts payable and accrued expenses                    $1,361.9      $1,293.9
Current portion of long-term debt and notes payable          86.5          43.8
Dividend payable                                                          125.0
Income taxes and other                                      125.4          56.4
-------------------------------------------------------------------------------
Total Truck and Other Current Liabilities                 1,573.8       1,519.1
Long-term debt                                              186.1         204.3
Other, including deferred taxes                             317.8         336.4
-------------------------------------------------------------------------------
Total Truck and Other Liabilities                         2,077.7       2,059.8
-------------------------------------------------------------------------------
FINANCIAL SERVICES:
Accounts payable and accrued expenses                        32.6          83.6
Commercial paper and bank loans                           1,673.5       1,617.8
Long-term debt                                            1,176.8       1,106.9
Deferred income taxes and other                             160.5         162.5
-------------------------------------------------------------------------------
Total Financial Services Liabilities                      3,043.4       2,970.8
-------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Preferred stock, no par value:
  Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 200.0 million
  shares, 78.1 million shares issued and outstanding         78.1          78.1
Additional paid-in capital                                  620.7         620.2
Retained earnings                                         1,289.2       1,185.7
Currency translation and
  net unrealized investment gains or (losses)              (144.7)       (119.8)
-------------------------------------------------------------------------------
Total Stockholders' Equity                                1,843.3       1,764.2
-------------------------------------------------------------------------------
                                                         $6,964.4      $6,794.8
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

* The December 31, 1998, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)


Three Months Ended March 31                               1999          1998
------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $  209.5      $  105.8


INVESTING ACTIVITIES:
Finance receivables originated                            (416.2)       (366.5)
Collections on finance receivables                         329.0         285.7
Net increase in wholesale receivables                      (43.3)        (24.2)
Marketable securities purchased                         (1,766.5)       (193.2)
Marketable securities maturities and sales               1,744.3         219.3
Acquisition of property, plant, and equipment              (63.6)        (28.3)
Acquisition of equipment for operating leases               (7.8)         (5.0)
Proceeds from asset disposals                               18.0          11.1
Other                                                       (7.7)        (16.2)
------------------------------------------------------------------------------
Net Cash Used in Investing Activities                     (213.8)       (117.3)

FINANCING ACTIVITIES:
Cash dividends paid                                       (141.0)       (128.5)
Stock option transactions                                     .4           6.0
Net increase in notes payable, commercial paper
    and bank loans                                          66.0         119.5
Proceeds of long-term debt                                 217.6         126.3
Payments of long-term debt                                (117.9)       (153.6)
------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities         25.1         (30.3)
Effect of exchange rate changes on cash                    (17.5)         (3.0)
------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Equivalents              3.3         (44.8)
Cash and equivalents at beginning of period                432.4         337.9
------------------------------------------------------------------------------
Cash and equivalents at end of period                   $  435.7      $  293.1
------------------------------------------------------------------------------
------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


Notes to Consolidated Financial Statements                 (Millions of Dollars)



NOTE A--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1999 presentation.


NOTE B--Inventories

                                                        March 31       December 31
                                                          1999            1998
----------------------------------------------------------------------------------
Inventories at FIFO cost:                              (Unaudited)
  Finished products                                      $324.2          $328.2
  Work in process and raw materials                       276.7           308.2
-------------------------------------------------------------------------------
                                                          600.9           636.4
  Less excess of FIFO cost over LIFO                     (126.7)         (125.3)
-------------------------------------------------------------------------------
                                                         $474.2          $511.1
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Under the LIFO method of accounting (used for approximately 57% of March 31, 1999 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


Notes to Consolidated Financial Statements   (In Millions, Except Share Amounts)



NOTE C--Stockholders' Equity

Diluted Earnings Per Share
The following table shows the additional shares added to basic shares outstanding to calculate diluted earnings per share. These amounts represent primarily the dilutive effect of stock options outstanding.

Three Months Ended March 31 (Unaudited)                      1999           1998
--------------------------------------------------------------------------------
Additional shares                                         268,525        464,870



Comprehensive Income
The components of comprehensive income, net of any related tax, are as follows:

Three Months Ended March 31 (Unaudited)                    1999           1998
--------------------------------------------------------------------------------
Net income                                                $119.5         $100.4
Net unrealized gains on securities                            .1
Foreign currency translation adjustments                   (25.0)          (7.3)
--------------------------------------------------------------------------------
Total comprehensive income                                $ 94.6         $ 93.1
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was comprised of the following:

                                                            March 31   December 31
                                                              1999        1998
----------------------------------------------------------------------------------
                                                           (Unaudited)
Accumulated foreign currency translation adjustments         $(146.8)    $(121.8)
Net unrealized gains on securities                              2.1         2.0
---------------------------------------------------------------------------------
Net accumulated other comprehensive loss                     $(144.7)    $(119.8)
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

Net accumulated other comprehensive loss is reported in the accompanying consolidated financial statements as "Currency translation and net unrealized investment gains or (losses)."

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


Notes to Consolidated Financial Statements                 (Millions of Dollars)




NOTE D--Segment Information

Three Months Ended March 31 (Unaudited)                  1999           1998
-------------------------------------------------------------------------------
Revenues:
    Net sales
       Trucks                                          $1,998.8        $1,680.3
       All other                                           69.8            72.0
-------------------------------------------------------------------------------
                                                        2,068.6         1,752.3
    Financial Services revenues                            84.5            73.1
-------------------------------------------------------------------------------
                                                       $2,153.1        $1,825.4
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Truck operating profit                                 $  160.7        $  116.2
All other                                                   3.0            15.3
Interest expense                                           (3.1)           (3.0)
-------------------------------------------------------------------------------
                                                          160.6           128.5
Financial Services income before taxes                     18.3            17.0
Investment income                                           8.3             6.8
Other, net                                                   .2             4.8
-------------------------------------------------------------------------------
                                                       $  187.4        $  157.1
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         RESULTS OF OPERATIONS:

         PACCAR recorded higher sales and net income in the first quarter of 1999 compared to year-earlier levels. Consolidated net sales grew 18% to $2.1 billion compared to $1.8 billion in the first quarter of 1998. Net income increased to $119.5 million from the $100.4 million earned in 1998, a 19% improvement.

         Higher sales in 1999 resulted from continued strong market demand for trucks particularly in the United States. Truck and Other segment income before taxes increased 25% to $160.6 million due to improved margins and production efficiencies at most major truck plants. The increase in truck operating profit in 1999 was partially offset by higher selling, general and administrative (SG&A) costs. However the ratio of SG&A costs to net sales improved to 7.2% this year from 7.6% in the first quarter of 1998.

         The truck market in the United States remained strong with industry backlogs at approximately 12 months. PACCAR recently added a second shift to the Peterbilt Nashville plant. Truck demand in Europe has declined slightly and the Company has reduced its truck production rates in that market.

         PACCAR's other product areas include industrial winches and retail auto parts. Winch sales and profits were comparable to the first quarter of 1998. Auto parts operating results decreased due to higher expenses related to new store openings.

         The Company's financial services revenues increased in 1999 compared to 1998, reflecting continued growth in the loan and lease portfolios. Higher revenues were partially offset by higher loss provisions consistent with the larger portfolios. Selling, general and administrative expense also increased due to higher staffing and Year 2000 related costs. In addition, the average margin rates on finance receivables declined due to highly competitive interest-rate markets in the United States and Canada for new truck financing. The Financial Services segment earned $18.3 million before taxes in the first quarter of 1999 compared to $17.0 million earned in the first quarter of 1998.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES





         LIQUIDITY AND CAPITAL RESOURCES:

         PACCAR's ratio of manufacturing current assets to current liabilities at March 31, 1999, of 1.35 was comparable to the 1.36 at December 31, 1998.

         The increase in 1999 net cash provided by operating activities was primarily attributable to changes in components of working capital and higher net income. During the first quarter of 1999, the Company used cash from operations to pay the special year-end and regular first quarter dividends, to fund normal recurring capital additions and to make additional investments in marketable securities. Capital additions in 1999 included expenditures for the Company's truck plant at Ste. Therese Canada which is expected to commence production in the third quarter of 1999. The Ste. Therese construction is being funded with external borrowings. Higher capital spending in 1999 also reflects continued investments in new product and systems development.

         In the Financial Services segment, additional short- and long-term borrowings funded net portfolio growth. In 1998, PACCAR's largest financial services subsidiary, PACCAR Financial Corp. registered $1 billion of senior debt securities under the Securities Act of 1933 for offering to the public. At the end of March 1999, $590 million of such securities remained available for issuance.

         Other information on liquidity and sources of capital as presented in the 1998 Annual Report to Stockholders continues to be relevant.


         YEAR 2000 STATUS:

         GENERAL

         The Company established a formal Year 2000 project in 1996 to manage PACCAR's global compliance effort. The scope of the project includes the compliance of (1) mainframe computer systems, (2) PC and LAN systems, (3) embedded systems (including both the Company's internal machinery and equipment and the Company's products), and (4) significant third parties. A steering committee comprised of senior management monitors progress and addresses compliance issues. Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES






         STATUS OF THE COMPANY'S YEAR 2000 COMPLIANCE

         The Company has completed the evaluation of virtually all computer systems and applications used by the Company and its subsidiaries. PACCAR has prioritized the non-compliant systems and expects to substantially complete modifications to all significant systems before problems related to the Year 2000 occur. Outside specialists have been retained to assist in this process to the extent considered necessary. Mainframe computer systems compliance efforts, PC and LAN systems, and embedded manufacturing systems are all approximately 90% complete. The Company has verified that there are no Year 2000 issues with the portion of its products manufactured by the Company, and it has received confirmation from most major suppliers that there are no Year 2000 issues with their components as used in the Company's products. The Company is continuing to contact the remaining suppliers about compliance of their components. Year 2000 compliance work is being successfully completed along with other systems development projects.

         SIGNIFICANT THIRD PARTIES

         Some of the Company's Year 2000 compliance efforts are dependent on the release of new versions of software by the software developers, which are scheduled to be delivered in 1999. These software developers have represented to the Company that the new releases will be delivered in time to avoid any material Year 2000 issues with their software.

         PACCAR is contacting all business critical suppliers to assess their Year 2000 efforts and take appropriate action if there is significant risk to PACCAR's continued operation. PACCAR is also assessing the Year 2000 programs of its independent dealers and tracking their progress toward completion. There is regular communication with dealers, which includes the importance of addressing the Year 2000 issue and general guidance regarding appropriate steps to take.

         The Company also depends on banks and other financial institutions to support its cash management activities and to fund the lending activity of its financial services companies with the issuance of commercial paper and public debt. The Company has sent letters and has received responses indicating that banks and other financial institutions, with which it has relationships, already are or will be compliant by the Year 2000.

         To date, the Company is not aware of any significant third party, including software developers, suppliers, dealers, banks and others, with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES



         YEAR 2000 COSTS

         The total cost to complete these projects is expected to approximate $26 million, of which $18 million has been incurred through March 31, 1999. The Company has and expects to continue to fund the cost of these projects from operations. All project costs are being expensed.

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

         CONTINGENCY PLANS

         PACCAR considers alternatives in planning and scheduling Year 2000 projects. The Company continually evaluates the status of completion of all Year 2000 projects to determine whether contingency plans should be developed or implemented. Such plans include automated and manual workarounds, as considered necessary.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         There have been no material changes in the Company's market risk during the three months ended March 31, 1999. For additional information, refer to Item 7a as presented in the 1998 Annual Report to Stockholders.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended March 31, 1999.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a) The annual meeting of stockholders was held on April 27, 1999.

             (b) The following persons were elected to serve as directors:

              Class I - Term Expiring in 2002
              -------------------------------
                 Gerald Grinstein
                 John M. Fluke, Jr.
                 David J. Hovind
                 Michael A. Tembreull

              Other persons whose term of office as a director continued after the meeting:

              Class II - Term Expiring in 2000
              --------------------------------
                 James C. Pigott
                 Mark C. Pigott
                 William G. Reed, Jr.

              Class III - Term Expiring in 2001
              ---------------------------------
                 David K. Newbigging
                 Charles M. Pigott
                 Harold A. Wagner


              (c) Following is a brief description and vote count of all items voted upon at the annual meeting:

              ITEM NO. 1: ELECTION OF DIRECTORS
              Directors were elected with the following vote:

                                               Shares
                                                Voted             Shares
                                                "For"           "Withheld"       Nonvotes
                                             ----------         ----------       --------
              John M. Fluke, Jr.             71,700,974          1,052,539           0
              Gerald Grinstein               71,735,340          1,018,173           0
              David J. Hovind                71,733,971          1,019,542           0
              Michael A. Tembreull           71,690,970          1,062,543           0

              ITEM NO. 2: STOCKHOLDER PROPOSAL REGARDING SHAREHOLDER RIGHTS PLAN Item No. 2 was not approved with the following vote:

                                              Shares             Abstentions
                                               Voted             and Shares
                                               "For"           Voted "Against"     Nonvotes
                                            ----------         ---------------     ---------
                                            30,075,500           38,151,152        4,526,861

       (d)    None

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a) Any exhibits filed herewith are listed in the accompanying index to exhibits.

       (b) No reports on Form 8-K have been filed for the quarter ended March 31, 1999.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              PACCAR INC
                                                       ------------------------
                                                             (Registrant)


        Date       May 13, 1999              By /s/ G. D. Hatchel
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

       (c) Forms of Medium-Term Note, Series G (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated December 8, 1993, Registration Number 33-51335).

              Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A., and the Depository Trust Company, Series G (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated December 8, 1993, Registration Number 33-51335).

       (d) Forms of Medium-Term Note, Series H (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated March 11, 1996, Registration Number 333-01623).

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

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                                INDEX TO EXHIBITS


EXHIBIT (IN ORDER OF ASSIGNED INDEX NUMBERS)

       (e) Forms of Medium-Term Note, Series I (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated September 10, 1998, Registration Number 333-63153).

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

       (h) PACCAR Inc Senior Executive Incentive Plan (incorporated by reference to Exhibit D of the 1997 Proxy Statement, dated March 20, 1997).

27     Financial Data Schedule

       (a)    For the three months ended March 31, 1999

The following schedule is submitted for certain reclassifications as reflected in the consolidated statements of income for the three months ended March 31, 1999 and 1998.

       (b) For the three months ended March 31, 1998