Form 10-Q
period 1999-06-30
PACCAR INC
filed 1999-08-11
CIK 75362

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              /x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended June 30, 1999

              / / Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              For the transition period from _________ to _________

                            Commission File No. 0-6394

                                   PACCAR Inc
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              91-0351110
  -------------------------------       -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

777 - 106th Ave. N.E., Bellevue, WA                       98004
---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)



                                 (425) 468-7400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

       Common Stock, $1 par value--78,297,808 shares as of July 30, 1999
===============================================================================

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES




                                      INDEX                                         Page
-------------------------------------------------------------------------------     ----
PART I.  FINANCIAL INFORMATION:

    ITEM 1. FINANCIAL STATEMENTS:

        Consolidated Statements of Income --
            Three and Six Months Ended June 30, 1999 and 1998 (unaudited).......       3

        Consolidated Balance Sheets --
            June 30, 1999 (unaudited), and December 31, 1998....................       4

        Condensed Consolidated Statements of Cash Flows --
            Six Months Ended June 30, 1999 and 1998 (unaudited).................       6

        Notes to Consolidated Financial Statements..............................       7

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION..................................      10

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........      14


PART II. OTHER INFORMATION:

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................      15


SIGNATURE        ...............................................................      16


INDEX TO EXHIBITS...............................................................      17

                                   FORM 10-Q
                          PACCAR INC AND SUBSIDIARIES

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
(Millions Except Per Share Amounts)
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                 Six Months Ended
                                                        June 30                            June 30
----------------------------------------------------------------------------------------------------------
                                                  1999            1998               1999           1998
----------------------------------------------------------------------------------------------------------
TRUCK AND OTHER:
Net sales                                  $    2,181.2    $    1,849.4        $    4,249.8  $    3,601.7
Costs and Expenses
Cost of sales                                   1,842.6         1,568.3             3,598.4       3,056.7
Selling, general and administrative               141.5           139.2               290.6         271.6
Interest                                            3.2             3.4                 6.3           6.4
----------------------------------------------------------------------------------------------------------
                                                1,987.3         1,710.9             3,895.3       3,334.7
----------------------------------------------------------------------------------------------------------
Truck and Other Income
    Before Income Taxes                           193.9           138.5               354.5         267.0

FINANCIAL SERVICES:
Revenues                                           89.3            77.4               173.8         150.5
Costs and Expenses
Interest and other                                 51.6            42.0                99.1          81.9
Selling, general and administrative                14.2            14.6                29.9          28.4
Provision for losses on receivables                 4.6             3.5                 7.6           5.9
----------------------------------------------------------------------------------------------------------
                                                   70.4            60.1               136.6         116.2
----------------------------------------------------------------------------------------------------------
Financial Services Income
    Before Income Taxes                            18.9            17.3                37.2          34.3

OTHER:
Investment income                                   8.9             7.9                17.2          14.7
Other, net                                         (2.5)             .5                (2.3)          5.3
----------------------------------------------------------------------------------------------------------
Total Income Before Income Taxes                  219.2           164.2               406.6         321.3

Income taxes                                       79.7            59.3               147.6         116.0
----------------------------------------------------------------------------------------------------------
Net Income                                 $      139.5    $      104.9        $      259.0  $      205.3
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Net Income Per Share:
Basic                                      $       1.78    $       1.34        $       3.31  $       2.63
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Diluted                                    $       1.77    $       1.33        $       3.29  $       2.61
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Weighted average number of
    common shares outstanding                      78.2            78.1                78.2          78.1
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Dividends declared and paid per share      $        .20    $        .15        $        .40  $        .30
----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

--------------------------------------------------------------------------------------------
Consolidated Balance Sheets                                    June 30           December 31
ASSETS (Millions of Dollars)                                      1999                 1998*
--------------------------------------------------------------------------------------------
                                                             (Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents                                     $  434.7             $  410.3
Trade and other receivables, net of allowance for losses         712.2                645.6
Marketable securities                                            417.6                404.8
Inventories                                                      441.6                511.1
Deferred taxes and other current assets                          104.6                 98.2
--------------------------------------------------------------------------------------------
Total Truck and Other Current Assets                           2,110.7              2,070.0
Deferred taxes, goodwill and other                               264.6                261.9
Property, plant and equipment, net                               858.6                827.7
--------------------------------------------------------------------------------------------
Total Truck and Other Assets                                   3,233.9              3,159.6
--------------------------------------------------------------------------------------------


FINANCIAL SERVICES:
Cash and cash equivalents                                         14.9                 22.1
Finance and other receivables, net of allowance for losses     4,176.5              3,790.4
  Less unearned interest                                        (283.1)              (267.4)
--------------------------------------------------------------------------------------------
                                                               3,893.4              3,523.0
Equipment on operating leases, net                                72.4                 65.3
Other assets                                                      29.9                 24.8
--------------------------------------------------------------------------------------------
Total Financial Services Assets                                4,010.6              3,635.2
--------------------------------------------------------------------------------------------
                                                              $7,244.5             $6,794.8
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

--------------------------------------------------------------------------------------------
                                                               June 30           December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                              1999                 1998*
--------------------------------------------------------------------------------------------
TRUCK AND OTHER:                                            (Unaudited)
Current Liabilities
Accounts payable and accrued expenses                         $1,385.7            $1,293.9
Current portion of long-term debt and notes payable               55.7                43.8
Dividend payable                                                                     125.0
Income taxes and other                                            95.1                56.4
--------------------------------------------------------------------------------------------
Total Truck and Other Current Liabilities                      1,536.5             1,519.1
Long-term debt                                                   183.2               204.3
Other, including deferred taxes                                  328.9               336.4
--------------------------------------------------------------------------------------------
Total Truck and Other Liabilities                              2,048.6             2,059.8
--------------------------------------------------------------------------------------------
FINANCIAL SERVICES:
Accounts payable and accrued expenses                             46.5                83.6
Commercial paper and bank loans                                1,747.7             1,617.8
Long-term debt                                                 1,274.6             1,106.9
Deferred income taxes and other                                  165.6               162.5
--------------------------------------------------------------------------------------------
Total Financial Services Liabilities                           3,234.4             2,970.8
--------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value:
    authorized, 1.0 million shares, none issued
Common stock, $1 par value: authorized 200.0 million
    shares, 78.3 million shares issued and outstanding            78.3                78.1
Additional paid-in capital                                       625.7               620.2
Retained earnings                                              1,413.0             1,185.7
Currency translation and
  net unrealized investment gains or (losses)                   (155.5)             (119.8)
--------------------------------------------------------------------------------------------
Total Stockholders' Equity                                     1,961.5             1,764.2
--------------------------------------------------------------------------------------------
                                                              $7,244.5            $6,794.8
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

* The December 31, 1998 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

---------------------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Six Months Ended June 30                                           1999                 1998
---------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $   424.5            $   302.8

INVESTING ACTIVITIES:
Finance receivables originated                                 (1,131.8)              (876.3)
Collections on finance receivables                                822.2                618.7
Net increase in wholesale receivables                             (59.1)               (12.9)
Marketable securities purchased                                  (509.3)              (439.5)
Marketable securities maturities and sales                        491.5                461.6
Acquisition of businesses, net of cash acquired                                        (75.2)
Acquisition of property, plant and equipment                     (124.5)               (68.2)
Acquisition of equipment for operating leases                     (18.3)               (10.4)
Proceeds from asset disposals                                      31.1                 10.6
Other                                                             (28.1)               (36.0)
---------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                            (526.3)              (427.6)

FINANCING ACTIVITIES:
Cash dividends paid                                              (156.6)              (140.2)
Stock option transactions                                           3.8                  6.4
Net increase in notes payable, commercial paper and
  bank loans                                                       86.7                340.2
Proceeds of long-term debt                                        433.7                305.1
Payment of long-term debt                                        (220.4)              (439.4)
---------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                         147.2                 72.1
Effect of exchange rate changes on cash                           (28.2)                (3.6)
---------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Equivalents                    17.2                (56.3)

Cash and cash equivalents at beginning of period                  432.4                337.9
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $   449.6            $   281.6
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements   (In millions, except share amounts)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE A--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1999 presentation.

NOTE B--Inventories
--------------------------------------------------------------------------------
                                                   June 30           December 31
                                                      1999                  1998
--------------------------------------------------------------------------------
Inventories at FIFO cost:                        (Unaudited)
  Finished products                                $ 311.6              $ 328.2
  Work in process and raw materials                  260.2                308.2
--------------------------------------------------------------------------------
                                                     571.8                636.4
  Less excess of FIFO cost over LIFO                (130.2)              (125.3)
--------------------------------------------------------------------------------
                                                   $ 441.6              $ 511.1
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Under the LIFO method of accounting (used for approximately 59% of June 30, 1999, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements   (In millions, except share amounts)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE C--Stockholders' Equity

Stock Option Exercises
On January 1, 1999, approximately 550,000 stock options previously granted to PACCAR employees became exercisable. For the six months ended June 30, 1999, PACCAR issued an additional 157,000 common shares as a result of employee stock option exercises.

Diluted Earnings Per Share
The following table shows the additional shares added to basic shares outstanding to calculate diluted earnings per share. These amounts represent primarily the dilutive effect of stock options outstanding.

---------------------------------------------------------------------------------
                          Three Months Ended                 Six months Ended
                               June 30                           June 30
---------------------------------------------------------------------------------
                          1999           1998                 1999          1998
---------------------------------------------------------------------------------
Additional shares      566,000        649,000              544,000       676,000
---------------------------------------------------------------------------------

Comprehensive Income
The components of comprehensive income, net of any related tax, were as follows:
------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                Six Months Ended
                                                       June 30                          June 30
------------------------------------------------------------------------------------------------------
                                                 1999           1998               1999          1998
------------------------------------------------------------------------------------------------------
Net income                                     $139.5         $104.9             $259.0        $205.3
Foreign currency translation adjustments         (8.4)          (1.7)             (33.4)         (9.0)
Net unrealized losses on securities              (2.4)           (.1)              (2.3)          (.1)
------------------------------------------------------------------------------------------------------
Total comprehensive income                     $128.7         $103.1             $223.3        $196.2
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was comprised of the following:
--------------------------------------------------------------------------------------------
                                                                  June 30       December 31
                                                                     1999              1998
--------------------------------------------------------------------------------------------
Accumulated foreign currency translation adjustments              $(155.2)          $(121.8)
Net unrealized (losses) gains on securities                           (.3)              2.0
--------------------------------------------------------------------------------------------
Net accumulated other comprehensive loss                          $(155.5)          $(119.8)
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------


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

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE D--Segment Information
-------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended                 Six Months Ended
                                                                         June 30                          June 30
-------------------------------------------------------------------------------------------------------------------------
                                                                    1999           1998              1999           1998
-------------------------------------------------------------------------------------------------------------------------
Revenues:
  Net sales
    Trucks                                                      $2,104.5       $1,778.6          $4,103.3       $3,458.9
    All other                                                       76.7           70.8             146.5          142.8
-------------------------------------------------------------------------------------------------------------------------
                                                                 2,181.2        1,849.4           4,249.8        3,601.7
  Financial Services revenues                                       89.3           77.4             173.8          150.5
-------------------------------------------------------------------------------------------------------------------------
                                                                $2,270.5       $1,926.8          $4,423.6       $3,752.2
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Truck operating profit                                          $  186.0       $  132.8          $  346.7       $  249.0
All other                                                           11.1            9.1              14.1           24.4
Interest expense                                                    (3.2)          (3.4)             (6.3)          (6.4)
-------------------------------------------------------------------------------------------------------------------------
                                                                   193.9          138.5             354.5          267.0
Financial Services income before taxes                              18.9           17.3              37.2           34.3
Investment income                                                    8.9            7.9              17.2           14.7
Other, net                                                          (2.5)            .5              (2.3)           5.3
-------------------------------------------------------------------------------------------------------------------------
                                                                $  219.2       $  164.2          $  406.6       $  321.3
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          RESULTS OF OPERATIONS:

          PACCAR achieved record sales and net income for both the second quarter and the first half of 1999. Second quarter net income increased 33% to $139.5 million compared to $104.9 million in the second quarter of 1998. These earnings grew primarily as a result of an 18% increase in sales to $2.2 billion from $1.8 billion in the second quarter of 1998. First half net income improved 26% to $259.0 million from the $205.3 million earned in the first half of 1998 due primarily to an 18% improvement in sales.

          Higher Truck segment net sales in 1999 are primarily attributable to operations in the United States. The truck market in the United States remained strong with a ten-month industry backlog. Second quarter Truck segment operating profit of $186.0 million grew 40% over year-earlier levels. For the first half of 1999, Truck segment operating profit of $346.7 million showed a 39% improvement compared to 1998. These increases resulted from higher truck volumes, improved margins and production efficiencies at most truck plants.

          In Europe, truck demand has declined slightly and the Company has reduced its truck production in that market. The traditional summer holiday factory closures are scheduled to occur during the third quarter. This is expected to impact the overall trend in quarterly operating results for DAF, Leyland and Foden, the Company's three European truck makers. In Canada, the Company's truck plant in Ste. Therese is expected to commence production in the third quarter.

          PACCAR's other product areas, Winch and Auto Parts, are included in the caption "All other" as presented in Note D of the accompanying consolidated financial statements. Winch sales and profits for the quarter and first half were slightly lower compared to the prior year. Auto parts sales for the second quarter and first half improved. However, expenses related to new store openings lowered first half 1999 results below the prior year amount.

          In the Financial Services segment, consolidated net loan and lease portfolios grew to $3.9 billion at the end of June 1999. Additional income generated from portfolio growth was partially offset by increases to the loan loss provision consistent with the larger portfolio. Also, average margin rates on finance receivables declined slightly due to highly competitive interest rate markets in the United States and Canada for new truck financing. As a result, Financial Services revenues increased 15% and income before income taxes improved approximately 9% for both the second quarter and first half of 1999 compared to 1998.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


          LIQUIDITY AND CAPITAL RESOURCES:

          PACCAR's ratio of Truck and Other current assets to current liabilities at June 30, 1999 of 1.37 remained comparable to the
          1.36 at December 31, 1998.

          The increase in 1999 net cash provided by operating activities resulted from a combination of higher net income and changes in components of working capital. In the first half of 1999, PACCAR used cash from operating activities to pay the special year-end and regular quarterly cash dividends, to make net capital additions, to fund financial services lending activities in excess of outside borrowings and to purchase additional investments in marketable securities. The effect of exchange rate changes on cash is due primarily to the strength of the United States dollar relative to the Euro.

          Capital additions in 1999 included expenditures for the Company's truck plant at Ste. Therese Canada. The Ste. Therese construction is being funded with external borrowings. Higher capital spending in 1999 also reflects continued investments in new product and systems development.

          In 1998, PACCAR's largest financial services subsidiary, PACCAR Financial Corp. registered $1 billion of senior debt securities under the Securities Act of 1933 for offering to the public. At the end of June 1999, $420 million of such securities remained available for issuance.

          Other information on liquidity and capital resources as presented in the 1998 Annual Report to Stockholders continues to be relevant.


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

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


          STATUS OF THE COMPANY'S YEAR 2000 COMPLIANCE

          The Company has completed the evaluation of all computer systems and applications used by the Company and its subsidiaries. PACCAR has prioritized the non-compliant systems and expects to complete modifications to all significant systems before problems related to the Year 2000 occur. Outside specialists have been retained to assist in this process to the extent considered necessary. Mainframe computer systems compliance efforts, PC and LAN systems, and embedded manufacturing systems are all approximately 98% complete. The Company has verified that there are no Year 2000 issues with the portion of its products manufactured by the Company, and it has received confirmation from most major suppliers that there are no Year 2000 issues with their components as used in the Company's products. The Company is continuing to contact the remaining suppliers about compliance of their components. Year 2000 compliance work is being successfully completed along with other systems development projects.

          SIGNIFICANT THIRD PARTIES

          Some of the Company's Year 2000 compliance efforts are dependent on the release of new versions of software by the software developers. With few exceptions, all upgrades have been received and installed. The remaining upgrades are not significant, and the Company has viable contingency plans.

          PACCAR has contacted all business critical suppliers to assess their Year 2000 efforts. The Company has received assurances from many suppliers and has taken actions with respect to other suppliers to ensure that business with PACCAR will continue without Year 2000 impacts. Monitoring and testing will continue through the remainder of 1999 with contingency actions where necessary. PACCAR has also assessed the Year 2000 programs of all independent dealers. All dealers are aware of the Year 2000 actions they must take, and the Company continues to track their progress toward completion.

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

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


          YEAR 2000 COSTS

          The total cost to complete these projects is expected to approximate $26 million, of which $20 million has been incurred through June 30, 1999. The remaining costs cover final testing and contingency planning, efforts to verify compliance of dealers and suppliers, and a contingency reserve. The Company has and expects to continue to fund the cost of these projects from operations. All project costs are being expensed.

          YEAR 2000 RISKS

          The Company has completed virtually all modification phases of its Year 2000 program. PACCAR is conducting integrated tests of all systems and is using independent verification of critical systems to provide increased assurance that all Year 2000 problems have been resolved. However, the Company has no means of ensuring that significant third parties will be fully prepared for the Year 2000. In the event the Company or one or more significant third parties fail to become completely Year 2000 compliant, the most reasonably likely worst case scenario for the Company is that manufacturing operations could be temporarily impacted. Production at one or more of the Company's plants could be interrupted for a period of time, which in turn could result in lost sales and profits. Selling, general and administrative expense for the Company would likely increase to the extent that automated functions would need to be performed manually.

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

          CONTINGENCY PLANS

          While every effort has been made to avoid Year 2000 system problems, PACCAR is preparing Year 2000 business contingency plans for all operations. These plans include automated or manual steps as necessary to continue business as usual and special staff scheduling for December 1999 and January 2000.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There have been no material changes in the Company's market risk during the six months ended June 30, 1999. For additional information, refer to Item 7a as presented in the 1998 Annual Report to Stockholders.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                           PART II--OTHER INFORMATION


For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended June 30, 1999

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

          (b) No reports on Form 8-K have been filed for the quarter ended June 30, 1999.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               PACCAR Inc
-------------------------------------------
               (Registrant)


        Date    August 5, 1999               By  /s/ G. D. Hatchel
            -------------------------            -------------------------------
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

     (h) PACCAR Inc Senior Executive Incentive Plan (incorporated by reference to Exhibit D of the 1997 Proxy Statement, dated March 20,
          1997).

27   Financial Data Schedule

     (a)  For the six months ended June 30, 1999

          The following restated schedule is submitted for certain reclassifications as reflected in the Consolidated Statements of Income for the three and six months ended June 30, 1999.

     (b)  For the six months ended June 30, 1998 - restated.