Form 10-Q
period 1999-09-30
PACCAR INC
filed 1999-11-09
CIK 75362

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

                For the quarterly period ended September 30, 1999

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              For the transition period from _________ to _________

                           Commission File No. 0-6394


                                   PACCAR INC
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                Delaware                                 91-0351110
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



  777 - 106th Ave. N.E., Bellevue, WA                                 98004
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

     Common Stock, $1 par value----78,322,506 shares as of October 29, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


                                      INDEX
                                                                                                  PAGE
                                                                                                  ----
PART I.  FINANCIAL INFORMATION:

     ITEM 1.  FINANCIAL STATEMENTS:

      Consolidated Statements of Income --
         Three and Nine Months Ended September 30, 1999 and 1998 (unaudited)......................  3

      Consolidated Balance Sheets --
         September 30, 1999 (unaudited), and December 31, 1998....................................  4

      Condensed Consolidated Statements of Cash Flows --
         Nine Months Ended September 30, 1999 and 1998 (unaudited)................................  6

      Notes to Consolidated Financial Statements..................................................  7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS......................................................... 10

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................ 14


PART II. OTHER INFORMATION:

     ITEM 5. OTHER INFORMATION..................................................................... 15

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................................... 15


SIGNATURE.......................................................................................... 16

INDEX TO EXHIBITS.................................................................................. 17

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                          PART I--FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
(Millions except per share data)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30                        September 30
--------------------------------------------------------------------------------------------------------------------------
                                                                   1999           1998                1999           1998
--------------------------------------------------------------------------------------------------------------------------
TRUCK AND OTHER:
Net sales                                                  $    2,174.8    $   1,857.3         $   6,424.6    $   5,459.0
Costs and Expenses
Cost of sales                                                   1,823.7        1,582.3             5,422.1        4,639.0
Selling, general and administrative                               152.4          147.2               443.0          418.8
Interest                                                            3.8            3.2                10.1            9.6
--------------------------------------------------------------------------------------------------------------------------
                                                                1,979.9        1,732.7             5,875.2        5,067.4
--------------------------------------------------------------------------------------------------------------------------
Truck and Other Income
    Before Income Taxes                                           194.9          124.6               549.4          391.6

FINANCIAL SERVICES:
Revenues                                                           95.3           81.4               269.1          231.9
Costs and Expenses
Interest and other                                                 55.1           45.1               154.2          127.0
Selling, general and administrative                                14.4           15.0                44.3           43.4
Provision for losses on receivables                                 5.9            3.6                13.5            9.5
--------------------------------------------------------------------------------------------------------------------------
                                                                   75.4           63.7               212.0          179.9
--------------------------------------------------------------------------------------------------------------------------
Financial Services Income
    Before Income Taxes                                            19.9           17.7                57.1           52.0

Investment income                                                   9.3            9.0                26.5           23.7
Other, Net                                                          3.7             .6                 1.4            5.9
--------------------------------------------------------------------------------------------------------------------------
Total Income Before Income Taxes                                  227.8          151.9               634.4          473.2

Income Taxes                                                       83.1           55.3               230.7          171.3
--------------------------------------------------------------------------------------------------------------------------
Net Income                                                 $      144.7    $      96.6         $     403.7    $     301.9
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Net Income Per Share:
Basic                                                      $       1.85    $      1.24         $      5.16    $       3.87
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Diluted                                                    $       1.83    $      1.23         $      5.12    $       3.84
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of
  Common Shares Outstanding                                        78.3           78.1                78.2           78.1
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Dividends declared and paid per share                      $        .20    $       .15         $       .60    $        .45
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


---------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets                                                  September 30           December 31
ASSETS (Millions of Dollars)                                                     1999                 1998*
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
TRUCK AND OTHER:                                                            (Unaudited)
Current Assets
Cash and cash equivalents                                                    $  482.8             $  410.3
Trade and other receivables, net of allowance for losses                        661.6                645.6
Marketable securities                                                           469.5                404.8
Inventories                                                                     471.1                511.1
Deferred taxes and other current assets                                         114.1                 98.2
---------------------------------------------------------------------------------------------------------------
Total Truck and Other Current Assets                                          2,199.1              2,070.0
Deferred taxes, goodwill and other                                              295.8                261.9
Property, plant and equipment, net                                              876.2                827.7
---------------------------------------------------------------------------------------------------------------
Total Truck and Other Assets                                                  3,371.1              3,159.6
---------------------------------------------------------------------------------------------------------------





FINANCIAL SERVICES:
Cash and cash equivalents                                                        11.5                 22.1
Finance and other receivables, net of allowance for losses                    4,462.1              3,790.4
  Less unearned interest                                                       (301.6)              (267.4)
---------------------------------------------------------------------------------------------------------------
                                                                              4,160.5              3,523.0
Equipment on operating leases, net                                               81.3                 65.3
Other assets                                                                     30.5                 24.8
---------------------------------------------------------------------------------------------------------------
Total Financial Services Assets                                               4,283.8              3,635.2
---------------------------------------------------------------------------------------------------------------

                                                                             $7,654.9             $6,794.8
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


-------------------------------------------------------------------------------------------------------------------------
                                                                                       September 30           December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                                           1999                 1998*
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
TRUCK AND OTHER:                                                                          (Unaudited)
Current Liabilities
Accounts payable and accrued expenses                                                      $1,422.1             $1,293.9
Current portion of long-term debt and commercial paper                                         96.3                 43.8
Dividend payable                                                                                                   125.0
Income taxes and other                                                                         87.2                 56.4
-------------------------------------------------------------------------------------------------------------------------
Total Truck and Other Current Liabilities                                                   1,605.6              1,519.1
Long-term debt                                                                                192.9                204.3
Other, including deferred taxes                                                               347.2                336.4
-------------------------------------------------------------------------------------------------------------------------
Total Truck and Other Liabilities                                                           2,145.7              2,059.8
-------------------------------------------------------------------------------------------------------------------------
FINANCIAL SERVICES:
Accounts payable and accrued expenses                                                          39.8                 83.6
Commercial paper and bank loans                                                             1,800.9              1,617.8
Long-term debt                                                                              1,392.7              1,106.9
Deferred income taxes and other                                                               172.1                162.5
-------------------------------------------------------------------------------------------------------------------------
Total Financial Services Liabilities                                                        3,405.5              2,970.8
-------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  authorized 1.0 million shares, none issued
Common stock, $1 par value: authorized 200.0 million
  shares, 78.3 million shares issued and outstanding                                           78.3                 78.1
Additional paid-in capital                                                                    626.7                620.2
Retained earnings                                                                           1,542.0              1,185.7
Currency translation and
  net unrealized investment gains or (losses)                                                (143.3)              (119.8)
-------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                  2,103.7              1,764.2
-------------------------------------------------------------------------------------------------------------------------
                                                                                           $7,654.9             $6,794.8
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

* The December 31, 1998, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


-------------------------------------------------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30                                                                1999                 1998
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $      654.9          $     508.9

INVESTING ACTIVITIES:
Finance receivables originated                                                             (1,706.2)            (1,376.4)
Collections on finance receivables                                                          1,197.5                960.3
Net increase in wholesale receivables                                                        (133.6)               (15.4)
Marketable securities purchased                                                              (780.6)            (1,006.8)
Marketable securities maturities and sales                                                    710.9                974.9
Acquisition of businesses, net of cash acquired                                                                    (75.2)
Acquisition of property, plant and equipment                                                 (170.3)              (112.0)
Acquisition of equipment for operating leases                                                 (33.3)               (17.7)
Proceeds from asset disposals                                                                  45.7                 41.7
Other assets                                                                                  (62.1)               (44.7)
-------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                        (932.0)              (671.3)


FINANCING ACTIVITIES:
Cash dividends paid                                                                          (172.3)              (151.9)
Stock option transactions                                                                       4.5                  6.5
Net increase in commercial paper and bank loans                                               169.9                422.8
Proceeds of long-term debt                                                                    737.2                464.3
Payment of long-term debt                                                                    (387.2)              (545.9)
-------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                     352.1                195.8
Effect of exchange rate changes on cash                                                       (13.1)                 5.0
-------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Equivalents                                                           61.9                 38.4
Cash and cash equivalents at beginning of period                                              432.4                337.9
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $      494.3          $     376.3
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


Notes to Consolidated Financial Statements   (In millions, except share amounts)



NOTE A--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


Reclassifications: Certain prior year amounts have been reclassified to conform to the 1999 presentation.


NOTE B--Inventories
---------------------------------------------------------------------------------------------------
                                                                 September 30           December 31
                                                                         1999                  1998
---------------------------------------------------------------------------------------------------
Inventories at FIFO cost:                                           (Unaudited)
  Finished products                                                    $322.3               $328.2
  Work in process and raw materials                                     279.5                308.2
---------------------------------------------------------------------------------------------------
                                                                        601.8                636.4
  Less excess of FIFO cost over LIFO                                   (130.7)              (125.3)
---------------------------------------------------------------------------------------------------
                                                                       $471.1               $511.1
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

Under the LIFO method of accounting (used for approximately 57% of September 30, 1999, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


Notes to Consolidated Financial Statements   (In millions, except share amounts)


NOTE C--Stockholders' Equity

Stock Option Exercises
On January 1, 1999, approximately 550,000 additional stock options previously granted to PACCAR employees became exercisable. For the nine months ended September 30, 1999, PACCAR issued an additional 186,000 common shares as a result of employee stock option exercises.

Diluted Earnings Per Share
The following table shows the additional shares added to basic shares outstanding to calculate diluted earnings per share. These amounts represent primarily the dilutive effect of stock options outstanding.


-------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30                       September 30
-------------------------------------------------------------------------------------------------------------------------
                                                                  1999           1998                1999           1998
-------------------------------------------------------------------------------------------------------------------------
Additional shares                                              559,000        551,000             549,000        634,000
-------------------------------------------------------------------------------------------------------------------------

Comprehensive Income
The components of comprehensive income, net of any related tax, are as follows:


-------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30                        September 30
-------------------------------------------------------------------------------------------------------------------------
                                                                  1999           1998                1999           1998
-------------------------------------------------------------------------------------------------------------------------
Net income                                                     $ 144.7        $  96.6             $ 403.7        $ 301.9
Foreign currency translation adjustments                          12.9           17.4               (20.5)           8.4
Net unrealized (losses) gains
    on securities                                                  (.7)           1.3                (3.0)           1.2
-------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                     $ 156.9       $  115.3             $ 380.2        $ 311.5
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was comprised of the following:


-------------------------------------------------------------------------------------------------------------------------
                                                                                        September 30          December 31
                                                                                                1999                 1998
-------------------------------------------------------------------------------------------------------------------------
Accumulated foreign currency translation adjustments                                        $(142.3)             $(121.8)
Net unrealized (losses) gains on securities                                                    (1.0)                 2.0
-------------------------------------------------------------------------------------------------------------------------
Net accumulated other comprehensive loss                                                    $(143.3)             $(119.8)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Net accumulated other comprehensive loss is reported in the accompanying consolidated financial statements as "Currency translation and net unrealized investment gains or (losses)".

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------


NOTE D--Segment Information
------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended                 Nine Months Ended
                                                                     September 30                     September 30
------------------------------------------------------------------------------------------------------------------------
                                                                   1999          1998               1999           1998
------------------------------------------------------------------------------------------------------------------------
Revenues:
    Net sales
       Trucks                                                   $2,096.2       $1,778.9          $6,199.5       $5,237.8
       All other                                                    78.6           78.4             225.1          221.2
------------------------------------------------------------------------------------------------------------------------
                                                                 2,174.8        1,857.3           6,424.6        5,459.0
    Financial Services revenues                                     95.3           81.4             269.1          231.9
------------------------------------------------------------------------------------------------------------------------
                                                                $2,270.1       $1,938.7          $6,693.7       $5,690.9


Truck income before taxes                                       $  191.4       $  115.9          $  543.6       $  369.8
All other                                                            7.3           11.9              15.9           31.4
Interest expense                                                    (3.8)          (3.2)            (10.1)          (9.6)
------------------------------------------------------------------------------------------------------------------------
                                                                   194.9          124.6             549.4          391.6
Financial Services income before taxes                              19.9           17.7              57.1           52.0
Investment income                                                    9.3            9.0              26.5           23.7
Other, net                                                           3.7             .6               1.4            5.9
------------------------------------------------------------------------------------------------------------------------
                                                                $  227.8       $  151.9          $  634.4       $  473.2
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                RESULTS OF OPERATIONS:

                PACCAR's consolidated net sales for the third quarter grew 17% to $2.2 billion compared to the $1.9 billion recorded in the third quarter of 1998. For the first nine months of 1999, sales totaled $6.4 billion, an increase of 18% compared to the $5.5 billion for the first nine months of 1998. Net income for the third quarter of $144.7 million exceeded the $96.6 million earned in the same period last year by 50%. Year to date net income of $403.7 million was 34% ahead of the comparable prior year amount of $301.9 million.

                Truck segment net sales in 1999 of $2.1 billion in the third quarter and $6.2 billion for the first nine months increased 18% compared to the corresponding periods in 1998. While industry orders have moderated, truck backlogs remain strong. Third quarter Truck segment income before taxes of $191.4 million grew 65% over year-earlier levels. For the first nine months of 1999, Truck segment income before taxes of $543.6 million improved 47% compared to 1998. These increases resulted from higher truck volumes, improved margins and production efficiencies at most truck plants. Higher Truck segment sales and profitability are primarily attributable to operations in the United States.

                Third quarter results were impacted by the effects of the traditional summer holiday closures of the Company's truck plants in Europe. Third quarter 1999 results were also affected by costs recognized to consolidate U.K. truck manufacturing operations at Leyland Trucks Ltd., which was acquired last year.

                PACCAR's other product areas, Winch and Auto Parts, are included in the caption "All other" as presented in Note D of the accompanying consolidated financial statements. Due to weaker demand in some key markets, Winch sales and profits for the quarter and first nine months were lower compared to the prior year. As previously announced, the Company completed the sale of its retail auto parts business for $143.2 million to CSK Auto, Inc. on October 1, 1999. The transaction resulted in a $17.5 million after-tax gain that will be reflected in fourth quarter results.

                In the Financial Services segment, consolidated net loan and lease portfolios increased by $638 million, or 18% during the first nine months to nearly $4.2 billion at the end of September 1999. The larger portfolio generated revenue increases of 17% and 16% for the quarter and first nine months of 1999, respectively. This was partially offset by increased loan loss provisions, reflecting the larger portfolio as well as slightly higher credit losses. In addition, margin rates on finance receivables have decreased as the lending market for financing new truck purchases remains highly competitive. Segment pretax income increased 12% in the third quarter and 10% for the first nine months of 1999 compared to 1998.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                LIQUIDITY AND CAPITAL RESOURCES:

                PACCAR's ratio of Truck and Other current assets to current liabilities at September 30, 1999, moved to 1.37 from 1.36 at December 31, 1998.

                The increase in 1999 net cash provided by operating activities resulted from a combination of higher net income and changes in components of working capital. In the first nine months of 1999, PACCAR used cash from operating activities to pay the special year-end and regular quarterly cash dividends, to make net capital and other asset additions, to fund financial services lending activities in excess of outside borrowings and to purchase additional marketable securities.

                Capital additions in 1999 included expenditures of $85 million for the Company's truck plant at Ste. Therese Canada, which opened in September. External borrowings funded the plant construction. Higher capital spending in 1999 also reflects continued investments in new product and systems development.

                In 1998, PACCAR's largest financial services subsidiary, PACCAR Financial Corp. (PFC) registered $1 billion of senior debt securities under the Securities Act of 1933 for offering to the public. At the end of September 1999, $195 million of such securities remained available for issuance. PFC intends to file a registration statement for additional debt securities in the near future.

                As previously discussed, PACCAR's sale of its retail auto parts business will result in net cash proceeds of approximately $120 million ($143.2 million less tax and other related cash payments) in the fourth quarter of 1999.

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


                STATUS OF THE COMPANY'S YEAR 2000 COMPLIANCE

                The Company has completed the evaluation of all computer systems and applications used by the Company and its subsidiaries. Outside specialists were retained to assist in this process to the extent considered necessary. Compliance efforts on mainframe computer systems, PC and LAN systems, and embedded manufacturing systems are complete. The Company has verified that there are no Year 2000 issues with the portion of its products manufactured by the Company, and it has received confirmation from most major suppliers that there are no Year 2000 issues with their components as used in the Company's products. The Company will continue to contact the remaining suppliers about compliance of their components and will make contingency plans where necessary. Year 2000 compliance work is being successfully completed along with other systems development projects.

                SIGNIFICANT THIRD PARTIES

                Some of the Company's Year 2000 compliance efforts were dependent on the release of new versions of software by the software developers. All upgrades have been received and installed.

                PACCAR has contacted all business-critical suppliers to assess their Year 2000 efforts. The Company has received assurances from most suppliers and has taken actions with respect to other suppliers to ensure that business with PACCAR will continue without Year 2000 impacts. Monitoring and testing will continue through the remainder of 1999. Contingency plans have been made where necessary. PACCAR has also assessed the Year 2000 programs of all independent dealers. All dealers are aware of the Year 2000 actions they must take, and the Company continues to track their progress toward completion.

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

                YEAR 2000 COSTS

                The total cost to complete these projects is expected to approximate $26 million, of which $24 million has been incurred through September 30, 1999. The remaining costs cover completion of final testing to verify compliance of dealers and suppliers and a contingency plan. The Company has and expects to continue to fund the cost of these projects from operations. All project costs are being expensed as incurred.

                YEAR 2000 RISKS

                The Company has completed all modification phases of its Year 2000 program. PACCAR is conducting integrated tests of all systems and is using independent verification of critical systems to provide increased assurance that all Year 2000 problems have been resolved. However, the Company has no means of ensuring that significant third parties will be fully prepared for the Year 2000. In the event the Company or one or more significant third parties fail to become completely Year 2000 compliant, the most reasonably likely worst-case scenario for the Company is that manufacturing operations could be temporarily impacted. Production at one or more of the Company's plants could be interrupted for a period of time, which in turn could result in lost sales and profits. Selling, general and administrative expense for the Company would likely increase to the extent that automated functions would need to be performed manually.

                The most reasonably likely worst-case scenario for the Company's financial services companies, if some of their systems are not Year 2000 compliant, is that information and reports would contain inaccuracies that would reduce the efficiency of payment processing and would result in increased administrative costs and generally reduce customer service. If a significant failure of banking systems or systems of other entities that are key to the public debt markets occurred due to Year 2000 issues, the financial services companies' ability to access various credit and money markets and to process payments could be adversely affected.

                The cumulative effect of these potential outcomes is unknown, but could have a material effect on the Company's consolidated financial condition, results of operations and liquidity.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

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



ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             There have been no material changes in the Company's market risk during the nine months ended September 30, 1999. For additional information, refer to Item 7a as presented in the 1998 Annual Report to Stockholders.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                           PART II--OTHER INFORMATION


For Items 1, 2, 3, and 5, there was no reportable information for any of the three months ended September 30, 1999.

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

       (b) No reports on Form 8-K have been filed for the quarter ended September 30, 1999.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PACCAR INC
---------------------------
       (Registrant)


Date    November 4, 1999                By /s/ G. D. Hatchel
    ------------------------               -------------------------------------
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

       (h) PACCAR Inc Senior Executive Incentive Plan (incorporated by reference to Exhibit D of the 1997 Proxy Statement, dated March 20, 1997).

27     Financial Data Schedule

       (a)    For the nine months ended September 30, 1999

              The following restated schedule is submitted for certain reclassifications as reflected in the Consolidated Statements of Income for the three and nine months ended September 30, 1999.

       (b)    For the nine months ended September 30, 1998 - restated.