Form 10-K
period 1999-12-31
PACCAR INC
filed 2000-03-17
CIK 75362

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

For the fiscal year ended December 31, 1999
Commission File No. 0-6394

                                   PACCAR INC
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                               91-0351110
      (State of incorporation)            (I.R.S. Employer Identification No.)

    777 - 106TH AVE. N.E., BELLEVUE, WASHINGTON                        98004
--------------------------------------------------------------------------------
   (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code   (425) 468-7400
                                                     -----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000:

                  Common Stock, $1 par value -- $2.98 billion
                  -------------------------------------------

The number of shares outstanding of the issuer's classes of common stock, as of February 29, 2000:

                Common Stock, $1 par value -- 77,600,944 shares
                -----------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held on April 25, 2000 are incorporated by reference into Part III.

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

   Outside the U.S., the Company manufactures and sells through wholly owned subsidiary companies in the Netherlands, United Kingdom, Australia, Mexico, and Canada. An export sales division generally is responsible for export sales.

   The Netherlands subsidiary also has a manufacturing plant located in Belgium, and uses foreign sales subsidiaries to handle export sales in the European Community and Eastern Europe.

   Product financing and leasing is offered through subsidiaries located in North America, Australia, and the United Kingdom.

   (b) Financial Information About Industry Segments and Geographic Areas

   Information about the Company's industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on pages 44 and 45 of the Annual Report to Stockholders for the year ended December 31, 1999 and is incorporated herein by reference.

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

TRUCKS

   The Company and its subsidiaries design and manufacture trucks which are marketed under the Peterbilt, Kenworth, DAF and Foden nameplates in the heavy-duty diesel category. These vehicles, which are built in five plants in the United States, four in Europe and one each in Australia and Mexico, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. Commercial trucks and related service parts comprise the largest segment of the Company's business, accounting for 97% of total 1999 net sales.

   The Company competes in the North American Class 6/7 markets primarily with conventional models. These medium-duty trucks are assembled at the Company's new Ste. Therese, Quebec plant and at the Company's Mexican subsidiary in Mexicali, Mexico. This line of business represents a small, but increasing, percentage of the Company's North American sales. The Company competes in the European medium commercial vehicle market with a cab-over-engine truck manufactured in the Netherlands. Leyland manufactures light commercial vehicles in the United Kingdom for sale throughout Europe under the DAF nameplate. During 1999, DAF continued its long-term design development under an agreement with Renault V.I. for a new light-line product.

   Trucks and related parts are sold to independent dealers for resale. Trucks manufactured in the U.S. for export are marketed by PACCAR International, a U.S. division. Those sales are made through a worldwide network of dealers. Trucks manufactured in Australia, Mexico, the Netherlands and the United Kingdom are marketed in their primary markets through independent dealers and a small number of factory branches. Trucks manufactured in these countries for export beyond their primary market area are marketed by DAF or PACCAR International.

   The Company's trucks are essentially custom products and have a reputation for high quality. For a majority of the Company's truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures its own engines and axles.

   Raw materials and other components used in the manufacture of trucks are purchased from a number of suppliers. The Company is not limited to any single source for any significant component. No significant shortages of materials or components were experienced in 1999. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

   Replacement truck parts are sold and delivered to the Company's independent dealers through the Company's parts distribution network. Parts are both manufactured by the Company and purchased from various suppliers. Replacement parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery.

   There were four other principal competitors in the U.S. Class 8 truck market in 1999. The Company's share of that market was approximately 21% of registrations in 1999. There were seven other principal competitors in the European medium and heavy commercial vehicle market in 1999, including parent companies to three competitors of the Company in the United States. The Company's subsidiary, DAF, had approximately a 10% share of the western Europe heavy-truck market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

   The Peterbilt, Kenworth, DAF and Foden nameplates are recognized internationally and play an important role in the marketing of the Company's truck products. The Company engages in a continuous program of trademark and trade name protection in all marketing areas of the world.

   Although the Company's truck products are subject to environmental noise and emission controls, competing manufacturers are subject to the same controls. The Company believes the cost of complying with noise and emission controls will not be detrimental to its business.

   The Company had a total production backlog of over $3 billion at the end of 1999. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90-day backlog approximated $1.9 billion at December 31, 1999 compared with approximately $1.7 billion at year-end 1998. Production of the year-end 1999 backlog is expected to be completed during 2000.

   The number of persons employed by the Company in its truck business at December 31, 1999 was approximately 19,500.

OTHER BUSINESSES

   Other businesses of the Company accounted for 3% of total 1999 net sales. This group included industrial winches and PACCAR Automotive Inc., a wholly owned subsidiary. Winches are manufactured in two U.S. plants and are marketed under the Braden, Carco, and Gearmatic nameplates. The markets for all of these products are highly competitive and the Company competes with a number of well established firms. PACCAR Automotive purchased and sold general automotive parts and accessories through retail locations under the names of Grand Auto and Al's Auto Supply. These locations were supplied from the subsidiary's distribution warehouses. The company sold this subsidiary during the fourth quarter of 1999.

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

   RESEARCH AND DEVELOPMENT

   The Company maintains technical centers dedicated to product testing and research and development activities. Additional product development activities are conducted within each separate manufacturing division. Amounts spent on research and development approximated $125 million in 1999, $119 million in 1998 and $84 million in 1997.

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

   EMPLOYEES

   On December 31, 1999, the Company employed a total of approximately 21,000 persons.

ITEM 2.       PROPERTIES

   The Company and its subsidiaries own and operate manufacturing plants in five U.S. states, four locations in Europe, and one each in Australia, Canada and Mexico. Several parts distribution centers, sales and service offices, and finance and administrative offices are also operated in owned or leased premises in these and other countries. DAF operates sales subsidiaries in owned or leased premises in various countries throughout Europe. Facilities for product testing and research and development are located in Skagit County, Washington and Eindhoven, the Netherlands. The Company's corporate headquarters is located in owned premises in Bellevue, Washington.

   The Company considers substantially all of the properties used by its businesses to be suitable for their intended purposes. The Company's Canadian plant, which was closed during 1996-1998, has been rebuilt. It reopened and began production in August 1999. Most of the Company's manufacturing facilities operated near their productive capacities for most of 1999.

   Geographical locations of manufacturing plants within indicated industry segments are as follows:

                       U.S.     Canada   Australia    Mexico     Europe

          Trucks        5         1          1          1          4
          Other         2         -          -          -          -

   Properties located in Auburn, Washington, Oakland and Torrance, California and Odessa, Texas are being held for sale. These properties were originally obtained principally as a result of business acquisitions in 1987 and 1988.

ITEM 3.       LEGAL PROCEEDINGS

   The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company's consolidated financial position.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

   Common Stock Market Prices and Dividends on page 47 of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated herein by reference.

ITEM 6.       SELECTED FINANCIAL DATA

   Selected Financial Data on page 46 of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 28 of the Annual Report to Stockholders for the year ended December 31, 1999 is incorporated herein by reference.


ITEM 7a.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Quantitative and qualitative disclosures about market risk on pages 48 and 49 of the Annual Report to Stockholders for the year ended December 31, 1999 is incorporated herein by reference.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated herein by reference:

   Consolidated Balance Sheets
              -- December 31, 1999 and 1998

   Consolidated Statements of Income
              -- Years Ended December 31, 1999, 1998 and 1997

   Consolidated Statements of Stockholders' Equity
              -- Years Ended December 31, 1999, 1998 and 1997

   Consolidated Statements of Comprehensive Income
              -- Years Ended December 31, 1999, 1998 and 1997

   Consolidated Statements of Cash Flows
              -- Years Ended December 31, 1999, 1998 and 1997

   Notes to Consolidated Financial Statements
              -- December 31, 1999, 1998 and 1997

Quarterly Results (Unaudited) on page 47 of the Annual Report to Stockholders for the years ended December 31, 1999 and 1998 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Item 401(a), (d), (e) and Item 405 of Regulation S-K:

   Identification of directors, family relationships, and business experience on pages 4 and 5 of the proxy statement for the annual stockholders meeting of April 25, 2000 is incorporated herein by reference.

   Item 401(b) of Regulation S-K:

    Executive Officers of the registrant as of February 25, 2000:


                                       Present Position and Other Position(s)
Name and Age                           Held During Last Five Years
------------                           -----------------------------------------
Mark C. Pigott (46)                    Chairman and Chief Executive Officer; Vice Chairman
                                       from January 1995 to December 1996; previously Executive Vice
                                       President. Mr. Pigott is the son of Charles M. Pigott and nephew of James C. Pigott, both directors of the Company.

David J. Hovind (59)                   President since 1992.

Michael A. Tembreull (53)              Vice Chairman; Executive Vice President from January 1992 to January 1995.

Gary S. Moore (56)                     Senior Vice President, Vice President March 1997 to January 1999, Senior
                                       Vice President September 1992 to February 1997.

Thomas E. Plimpton (50)                Executive Vice President; Senior Vice President from June, 1996 to July,
                                       1998; General Manager, Peterbilt Motors Company from January, 1992 to
                                       May, 1996.

Patrick F. Flynn (44)                  Vice President, Chief Information Officer; Chief Information Officer from
                                       October 1997 to January 1998; previously Vice President of Systems Development,
                                       Fruit of the Loom, Inc.

G. Don Hatchel (55)                    Vice President and Controller since 1991.

G. Glen Morie (57)                     Vice President and General Counsel since 1984.

Officers are elected annually but may be appointed or removed on interim dates.

ITEM 11.      EXECUTIVE COMPENSATION

   Compensation of Directors and Executive Officers and Related Matters on pages 6 through 11 of the proxy statement for the annual stockholders meeting of April 25, 2000 is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Stock ownership information on pages 3 through 4 of the proxy statement for the annual stockholders meeting of April 25, 2000 is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 1999.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  Listing of financial statements

          The following consolidated financial statements of PACCAR Inc and subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference in Item 8:

          Consolidated Balance Sheets
                          -- December 31, 1999 and 1998

          Consolidated Statements of Income
                          -- Years Ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Stockholders' Equity
                          -- Years Ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Comprehensive Income
                          -- Years Ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows
                          -- Years Ended December 31, 1999, 1998 and 1997

          Notes to Consolidated Financial Statements
                          -- December 31, 1999, 1998 and 1997

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

          (h) PACCAR Inc Senior Executive Incentive Plan (incorporated by reference to Exhibit D of the 1997 Proxy Statement, dated March 20, 1997).

     (13) Annual report to security holders

          Portions of the 1999 Annual Report to Shareholders have been incorporated by reference and are filed herewith.

     (21) Subsidiaries of the registrant

     (23) Consent of independent auditors

     (24) Power of attorney

          Powers of attorney of certain directors

     (27) Financial Data Schedule
                    (a)    For the 12 months ended December 31, 1999

(b) No reports on Form 8-K were filed for the three months ended December 31, 1999.

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

                                                        PACCAR INC
                                           -------------------------------------
                                                      Registrant


Date:      March 17, 2000                 /s/ M. C. Pigott
      ---------------------------------   -------------------------------------
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


Signature                                   Title
---------                                   -----

/s/ M. A. TEMBREULL                         Director and Vice Chairman
------------------------------
M. A. Tembreull                             (Principal Financial Officer)

/s/ G. D. Hatchel                           Vice President and Controller
------------------------------
G. D. Hatchel                               (Principal Accounting Officer)

*/s/ C. M. Pigott                           Director and Chairman Emeritus
------------------------------
C. M. Pigott

*/s/ D. J. Hovind                           Director and President
------------------------------
D. J. Hovind

*/s/ H. A. Wagner                           Director and Audit Committee Member
------------------------------
H. A. Wagner

*/s/ J. C. Pigott                           Director and Chairman of Audit
------------------------------
J. C. Pigott                                Committee

*/s/ J. M. Fluke, Jr.                       Director and Audit Committee Member
------------------------------
J. M. Fluke, Jr.

*/s/ D. K. Newbigging                       Director
------------------------------
D. K. Newbigging

*/s/ G. Grinstein                           Director
------------------------------
G. Grinstein

*/s/ W. G. Reed, Jr.                        Director and Audit Committee Member
------------------------------
W. G. Reed, Jr.

*By /s/ M. C. Pigott
    --------------------------
    M. C. Pigott
    Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(c)

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1999

                           PACCAR INC AND SUBSIDIARIES

                              BELLEVUE, WASHINGTON