Form 10-Q
period 2000-03-31
PACCAR INC
filed 2000-05-12
CIK 75362

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $1 par value--76,516,312 shares as of April 28, 2000

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

       ITEM 1.  FINANCIAL STATEMENTS:

          Consolidated Statements of Income --
             Three Months Ended March 31, 2000 and 1999 (unaudited)..........  3

          Consolidated Balance Sheets --
             March 31, 2000 (unaudited), and December 31, 1999...............  4

          Condensed Consolidated Statements of Cash Flows --
             Three Months Ended March 31, 2000 and 1999 (unaudited)..........  6

          Notes to Consolidated Financial Statements.........................  7

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                   OPERATIONS AND FINANCIAL CONDITION........................ 10

       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK...................................................... 11

PART II. OTHER INFORMATION:

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS................................................... 12

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................ 13

SIGNATURE.................................................................... 14

INDEX TO EXHIBITS............................................................ 15

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
(Millions Except per Share Amounts)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Three Months Ended March 31                                2000             1999
--------------------------------------------------------------------------------
TRUCK AND OTHER:
Net sales                                              $2,222.8         $2,068.6
Costs and Expenses
Cost of sales                                           1,898.3          1,755.8
Selling, general and administrative                       110.4            149.1
Interest and other, net                                     1.3              2.9
--------------------------------------------------------------------------------
                                                        2,010.0          1,907.8
--------------------------------------------------------------------------------
Truck and Other Income Before Income Taxes                212.8            160.8

FINANCIAL SERVICES:
Revenues                                                  108.5             84.5
Costs and Expenses
Interest and other                                         66.5             49.0
Selling, general and administrative                        14.8             14.2
Provision for losses on receivables                         8.0              3.0
--------------------------------------------------------------------------------
                                                           89.3             66.2
--------------------------------------------------------------------------------
Financial Services Income Before Income Taxes              19.2             18.3
Investment income                                          10.8              8.3
--------------------------------------------------------------------------------
Total Income Before Income Taxes                          242.8            187.4
Income taxes                                               87.9             67.9
--------------------------------------------------------------------------------
Net Income                                             $  154.9         $  119.5
================================================================================
Net Income Per Share:
Basic                                                  $   1.99         $   1.53
================================================================================
Diluted                                                    1.98             1.52
================================================================================
Weighted Average Number of Basic Shares Outstanding        77.7             78.1
================================================================================
Dividends declared per share                           $    .30         $    .20
================================================================================

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

--------------------------------------------------------------------------------------
Consolidated Balance Sheets                                  March 31      December 31
ASSETS (Millions of Dollars)                                     2000            1999*
--------------------------------------------------------------------------------------
TRUCK AND OTHER:                                          (Unaudited)
Current Assets
Cash and cash equivalents                                    $  492.1         $  511.5
Trade and other receivables, net of allowance for losses        608.1            570.2
Marketable securities                                           499.4            530.7
Inventories                                                     391.3            384.5
Deferred taxes and other current assets                         119.3            122.1
--------------------------------------------------------------------------------------
Total Truck and Other Current Assets                          2,110.2          2,119.0
Equipment on lease, goodwill and other                          355.8            356.2
Property, plant and equipment, net                              846.5            875.3
--------------------------------------------------------------------------------------
Total Truck and Other Assets                                  3,312.5          3,350.5
--------------------------------------------------------------------------------------

FINANCIAL SERVICES:
Cash and cash equivalents                                        23.4             16.9
Finance and other receivables, net of allowance for losses    5,065.6          4,766.5
  Less unearned interest                                       (335.6)          (326.3)
--------------------------------------------------------------------------------------
                                                              4,730.0          4,440.2
Equipment on operating leases, net                              103.0             91.2
Other assets                                                     40.8             34.2
--------------------------------------------------------------------------------------
Total Financial Services Assets                               4,897.2          4,582.5
--------------------------------------------------------------------------------------
                                                             $8,209.7         $7,933.0
======================================================================================

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

---------------------------------------------------------------------------------
                                                           March 31   December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                           2000         1999*
---------------------------------------------------------------------------------
TRUCK AND OTHER:                                        (Unaudited)
Current Liabilities
Accounts payable and accrued expenses                      $1,338.1      $1,259.5
Current portion of long-term debt and commercial paper         76.1          70.1
Dividend payable                                                            125.3
Income taxes                                                  137.3          78.9
---------------------------------------------------------------------------------
Total Truck and Other Current Liabilities                   1,551.5       1,533.8
Long-term debt                                                176.5         182.2
Other, including deferred taxes                               400.8         395.7
---------------------------------------------------------------------------------
Total Truck and Other Liabilities                           2,128.8       2,111.7
---------------------------------------------------------------------------------
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other                   99.8         114.9
Commercial paper and bank loans                             2,307.0       2,113.4
Long-term debt                                              1,344.7       1,292.3
Deferred income taxes and other                               192.4         190.1
---------------------------------------------------------------------------------
Total Financial Services Liabilities                        3,943.9       3,710.7
---------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 200.0 million
  shares, 78.5 million shares issued
  (including 1.9 million treasury shares)                      78.5          78.3
Additional paid-in capital                                    632.7         626.9
Retained earnings                                           1,712.4       1,580.9
Less treasury shares--at cost                                 (81.9)
Accumulated other comprehensive income (loss)                (204.7)       (175.5)
---------------------------------------------------------------------------------
Total Stockholders' Equity                                  2,137.0       2,110.6
---------------------------------------------------------------------------------
                                                           $8,209.7      $7,933.0
=================================================================================

* The December 31, 1999, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

--------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                      2000        1999
---------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $  300.2    $  234.6

INVESTING ACTIVITIES:
Finance receivables originated                                 (693.3)     (416.2)
Collections on finance receivables                              497.2       329.0
Net increase in wholesale receivables                          (109.5)      (68.4)
Marketable securities purchased                                 (52.2)     (140.0)
Marketable securities maturities and sales                       83.0       117.8
Acquisition of property, plant, and equipment                   (14.9)      (63.6)
Acquisition of equipment for operating leases                   (23.9)       (7.8)
Proceeds from asset disposals                                    10.0        18.0
Other                                                           (25.8)       (7.7)
---------------------------------------------------------------------------------
Net Cash Used in Investing Activities                          (329.4)     (238.9)

FINANCING ACTIVITIES:
Cash dividends paid                                            (148.7)     (141.0)
Purchase of treasury shares                                     (81.9)
Stock option transactions                                         4.7          .4
Net increase in commercial paper and bank loans                 206.5        51.3
Proceeds from long-term debt                                    198.7       264.1
Payments on long-term debt                                     (148.3)     (149.7)
---------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                        31.0        25.1
Effect of exchange rate changes on cash                         (14.7)      (17.5)
---------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Equivalents                 (12.9)        3.3
Cash and equivalents at beginning of period                     528.4       432.4
---------------------------------------------------------------------------------
Cash and equivalents at end of period                        $  515.5    $  435.7
=================================================================================

See Notes to Consolidated Financial Statements.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                 (Millions of Dollars)
================================================================================

NOTE A--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2000 presentation.

NOTE B--Inventories

--------------------------------------------------------------------------------
                                                        March 31    December 31
                                                            2000           1999
--------------------------------------------------------------------------------
Inventories at cost:                                 (Unaudited)
   Finished products                                     $ 257.3        $ 203.4
   Work in process and raw materials                       260.1          305.8
--------------------------------------------------------------------------------
                                                           517.4          509.2
Less LIFO reserve                                         (126.1)        (124.7)
--------------------------------------------------------------------------------
                                                         $ 391.3        $ 384.5
================================================================================

Under the LIFO method of accounting (used for approximately 49% of March 31, 2000 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements   (In Millions, Except Share Amounts)
================================================================================

NOTE C--Stockholders' Equity

Diluted Earnings Per Share

The following table shows the additional shares added to basic shares outstanding to calculate diluted earnings per share. These amounts represent primarily the dilutive effect of stock options outstanding.

--------------------------------------------------------------------------------
Three Months Ended March 31 (Unaudited)                        2000         1999
--------------------------------------------------------------------------------
Additional shares                                           479,000      505,000
--------------------------------------------------------------------------------

Comprehensive Income

The components of comprehensive income, net of any related tax, are as follows:

--------------------------------------------------------------------------------
Three Months Ended March 31 (Unaudited)                       2000          1999
--------------------------------------------------------------------------------
Net income                                                 $ 154.9       $ 119.5
Net unrealized (losses) gains on securities                   (6.2)           .1
Foreign currency translation adjustments                     (23.0)        (25.0)
--------------------------------------------------------------------------------
Total comprehensive income                                 $ 125.7       $  94.6
================================================================================

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following:

--------------------------------------------------------------------------------
                                                          March 31   December 31
                                                              2000          1999
--------------------------------------------------------------------------------
                                                        (Unaudited)
Net unrealized losses on securities                        $ (12.6)      $  (6.4)
Accumulated foreign currency translation adjustments        (192.1)       (169.1)
--------------------------------------------------------------------------------
Net accumulated other comprehensive loss                   $(204.7)      $(175.5)
================================================================================


Other

PACCAR previously announced a plan to purchase, on the open market, up to two million shares of its outstanding common stock. During the first quarter of 2000, PACCAR purchased 1.9 million shares of stock at a total cost of $81.9. All shares were purchased at prevailing market prices.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                 (Millions of Dollars)
================================================================================

NOTE D--Segment Information

--------------------------------------------------------------------------------

Three Months Ended March 31 (Unaudited)                       2000          1999
--------------------------------------------------------------------------------
Revenues:
    Net sales
       Trucks                                             $2,208.6      $2,001.6
       All other                                              14.2          67.0
--------------------------------------------------------------------------------
                                                           2,222.8       2,068.6
    Financial Services revenues                              108.5          84.5
--------------------------------------------------------------------------------
                                                          $2,331.3      $2,153.1
================================================================================

Income before income taxes:
    Truck                                                 $  207.5      $  162.2
    All other                                                  5.3          (1.4)
--------------------------------------------------------------------------------
                                                             212.8         160.8
    Financial Services                                        19.2          18.3
    Investment income                                         10.8           8.3
--------------------------------------------------------------------------------
                                                          $  242.8      $  187.4
================================================================================

Included in "All other" is PACCAR's industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense. In 1999, this caption also included the Company's retail auto parts business, which was sold in the fourth quarter of 1999.

Note E--Other

Interest expense on Truck and Other external borrowings amounted to $3.3 and $3.1 for the three months ended March 31, 2000, and 1999, respectively.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     RESULTS OF OPERATIONS:

     PACCAR recorded higher sales and net income in the first quarter of 2000 compared to year-earlier levels. Consolidated net sales grew 7% to $2.2 billion compared to $2.1 billion in the first quarter of 1999. Net income increased to $154.9 million from the $119.5 million earned in 1999, a 30% improvement.

     Truck segment net sales in the first quarter of 2000 grew 10% to $2.2 billion compared to $2.0 billion in the first quarter of 1999. Segment income before taxes improved 28% to $207.5 million this year from $162.2 million last year. These increases were primarily attributable to higher unit volumes in the United States, Canada, Mexico and Australia. While unit volumes were also up in Europe, the resulting increase in sales and income before taxes, as stated in euros, was offset by a 12% lower average exchange rate. A company-wide cost reduction program, further aided by the movement in the exchange rate for the euro, helped lower selling, general and administrative (SG&A) expenses. The effect of higher unit volumes and reduced SG&A served to more than offset the effect of lower overall gross margin percentages.

     During the first quarter of 2000, truck sales were strong in Europe, and DAF increased production by 15% to meet customer demand. The incoming order rate in the North American truck market was lower due to increased fuel prices and higher used truck inventories.

     In the Financial Services segment, consolidated net loan and lease portfolios grew by 30% compared to the net balance at March 31, 1999. The larger portfolio contributed to a 28% increase in Financial Services revenues. Higher fuel costs resulting from price increases that began in late 1999 continued to impact operating margins for many truck operators. This was a contributing factor to the higher credit losses experienced by PACCAR's U.S. finance company in the current year. The provision for losses increased to $8.0 million compared to $3.0 million last year due in part to a corresponding growth in the overall portfolio, but also because of the higher credit loss experience. Segment SG&A remained at levels comparable to the prior year. Segment pretax income grew 4.9% to $19.2 million from $18.3 million a year ago.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

     LIQUIDITY AND CAPITAL RESOURCES:

     PACCAR's ratio of Truck and Other current assets to current liabilities moved from 1.38 at December 31, 1999, to 1.36 at March 31, 2000.

     The increase in net cash provided by operating activities in 2000 resulted from a combination of higher net income and changes in components of working capital. During the first quarter of 2000, the Company paid a special year-end and its regular first quarter cash dividends. The regular quarterly cash dividend was increased 50% over the prior year rate. In addition, the Company repurchased 1.9 million shares of its stock under a two million share repurchase plan authorized, as previously announced by its Board of Directors. The remainder of the two million shares were purchased in early April. Acquisitions of property, plant and equipment in the current year are substantially lower than the prior year due primarily to the completion, in 1999, of the Company's truck plant at Ste. Therese, Canada, and due to a difference in the timing of capital expenditures. The Financial Services segment used additional cash to fund the continued growth of its loan and lease portfolios. To fund the preceding activities, PACCAR used cash from operations, additional short- and long-term borrowings and a portion of marketable securities.

     In March 2000, PACCAR's largest financial services subsidiary, PACCAR Financial Corp., completed a shelf registration under the Securities Act of 1933 to issue up to $2.5 billion of senior debt securities to the public.

     The effect of exchange rate changes on cash in both years is primarily attributable to changes in the euro in relation to the U.S. dollar.

     Other information on liquidity and sources of capital as presented in the 1999 Annual Report to Stockholders continues to be relevant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the three months ended March 31, 2000. For additional information, refer to
     Item 7a as presented in the 1999 Annual Report to Stockholders.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended March 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The annual meeting of stockholders was held on April 25, 2000.

     (b)  The following persons were elected to serve as directors:

          Class II - Term Expiring in 2003
          --------------------------------
             James C. Pigott
             Mark C. Pigott
             William G. Reed, Jr.

          Other persons whose term of office as a director continued after the meeting:

          Class III - Term Expiring in 2001
          ---------------------------------
             David K. Newbigging
             Charles M. Pigott
             Harold A. Wagner

          Class I - Term Expiring in 2002
          -------------------------------
             John M. Fluke, Jr.
             Gerald Grinstein
             David J. Hovind
             Michael A. Tembreull

     (c) Following is a brief description and vote count of all items voted upon at the annual meeting:

          ITEM NO. 1: ELECTION OF DIRECTORS

          Directors were elected with the following vote:

                                         Shares
                                          Voted           Shares
                                          "For"         "Withheld"      Nonvotes
                                       ----------       ----------      --------
          James C. Pigott              71,883,051        1,250,000          0
          Mark C. Pigott               67,338,289        5,794,762          0
          William G. Reed, Jr.         72,200,300          932,751          0

          ITEM NO. 2: APPROVAL OF THE PACCAR INC RESTRICTED STOCK AND DEFERRED COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS

          Item No. 2 was approved with the following vote:

                                         Shares        Abstentions
                                          Voted        and Shares
                                          "For"      Voted "Against"    Nonvotes
                                       ----------    ---------------    --------
                                       69,593,040       3,540,011           0

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

          ITEM NO. 3: STOCKHOLDER PROPOSAL REGARDING THE INDEPENDENT MANAGEMENT OF THE BOARD OF DIRECTORS

          Item No. 3 was not approved with the following vote:

                                         Shares          Abstentions
                                          Voted          and Shares
                                          "For"        Voted "Against"   Nonvotes
                                       ----------      ---------------   --------
                                       19,416,693        49,624,661      4,091,697

     (d)  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Any exhibits filed herewith are listed in the accompanying index to exhibits.

     (b) No reports on Form 8-K have been filed for the quarter ended March 31, 2000.

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PACCAR INC
                                              -----------------------------
                                                    (Registrant)

Date  May 10, 2000                         By /s/ G. D. Hatchel
    -----------------                         ---------------------------------
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

     (f) Forms of Medium-Term Note, Series J (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated March 2, 2000, Registration Number 333-31502).

          Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series J (incorporated by reference to Exhibit 4.3 to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated March 2, 2000, Registration Number 333-31502)

10   Material contracts:

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

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES

                                INDEX TO EXHIBITS

EXHIBIT (IN ORDER OF ASSIGNED INDEX NUMBERS)

     (h) PACCAR Inc Senior Executive Incentive Plan (incorporated by reference to Exhibit D of the 1997 Proxy Statement, dated March 20, 1997).

     (i) PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (Incorporated by reference to Appendix A of the 2000 Proxy Statement, dated March 16, 2000).

27   Financial Data Schedule

     (a)  For the three months ended March 31, 2000