Form 10-Q
period 2000-06-30
PACCAR INC
filed 2000-08-11
CIK 75362

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

                  For the quarterly period ended June 30, 2000

                                      or

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

       Common Stock, $1 par value--76,525,801 shares as of July 31, 2000

===============================================================================

                                    FORM 10-Q
                           PACCAR Inc AND SUBSIDIARIES
-------------------------------------------------------------------------------
                                     INDEX

                                                                                      PAGE
                                                                                      ----
PART I.  FINANCIAL INFORMATION:

  ITEM 1. FINANCIAL STATEMENTS:

    Consolidated Statements of Income --
      Three and Six Months Ended June 30, 2000 and 1999 (unaudited)...................   3

    Consolidated Balance Sheets --
      June 30, 2000 (unaudited), and December 31, 1999................................   4

    Condensed Consolidated Statements of Cash Flows --
      Six Months Ended June 30, 2000 and 1999 (unaudited).............................   6

    Notes to Consolidated Financial Statements........................................   7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION..........................................  10

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................  12

PART II. OTHER INFORMATION:

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................  12

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................................  13

SIGNATURE.............................................................................  14

INDEX TO EXHIBITS.....................................................................  15

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

                        PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
(Millions Except Per Share Amounts)
--------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended                 Six Months Ended
                                                                       June 30                           June 30
--------------------------------------------------------------------------------------------------------------------------
                                                                  2000          1999               2000         1999
--------------------------------------------------------------------------------------------------------------------------
TRUCK AND OTHER:
Net sales                                                  $    2,023.4       $2,181.2         $   4,246.2   $   4,249.8
Costs and Expenses
Cost of sales                                                   1,758.2        1,842.6             3,656.5       3,598.4
Selling, general and administrative                               101.6          141.5               212.0         290.6
Interest and other, net                                           (10.4)           5.7                (9.1)          8.6
--------------------------------------------------------------------------------------------------------------------------
                                                                1,849.4        1,989.8             3,859.4       3,897.6
--------------------------------------------------------------------------------------------------------------------------
Truck and Other Income
  Before Income Taxes                                             174.0          191.4               386.8         352.2
FINANCIAL SERVICES:
Revenues                                                          117.5           89.3               226.0         173.8
Costs and Expenses
Interest and other                                                 74.2           53.1               140.7         102.1
Selling, general and administrative                                14.8           12.7                29.6          26.9
Provision for losses on receivables                                 9.3            4.6                17.3           7.6
--------------------------------------------------------------------------------------------------------------------------
                                                                   98.3           70.4               187.6         136.6
--------------------------------------------------------------------------------------------------------------------------
Financial Services Income
  Before Income Taxes                                              19.2           18.9                38.4          37.2
OTHER:
Investment income                                                  11.1            8.9                21.9          17.2
--------------------------------------------------------------------------------------------------------------------------
Total Income Before Income Taxes                                  204.3          219.2               447.1         406.6

Income taxes                                                       73.2           79.7               161.1         147.6
--------------------------------------------------------------------------------------------------------------------------
Net Income                                                 $      131.1    $     139.5         $     286.0   $     259.0
==========================================================================================================================

Net Income Per Share:
Basic                                                      $      1.72     $      1.78         $     3.71    $      3.31
==========================================================================================================================
Diluted                                                    $      1.71     $      1.77         $     3.69    $      3.29
==========================================================================================================================
Weighted average number of
  basic shares outstanding                                        76.4            78.2               77.0           78.2
==========================================================================================================================
Dividends declared and paid per share                      $       .30     $       .20         $      .60    $       .40
==========================================================================================================================

See Notes to Consolidated Financial Statements.

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets                                                                 June 30           December 31
ASSETS (Millions of Dollars)                                                                   2000                 1999*
--------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents                                                                 $   485.2             $  511.5
Trade and other receivables, net of allowance for losses                                      576.1                570.2
Marketable securities                                                                         468.4                530.7
Inventories                                                                                   347.3                384.5
Deferred taxes and other current assets                                                       136.2                122.1
--------------------------------------------------------------------------------------------------------------------------
Total Truck and Other Current Assets                                                        2,013.2              2,119.0
Equipment on lease, goodwill and other                                                        362.3                356.2
Property, plant and equipment, net                                                            859.2                875.3
--------------------------------------------------------------------------------------------------------------------------
Total Truck and Other Assets                                                                3,234.7              3,350.5
--------------------------------------------------------------------------------------------------------------------------

FINANCIAL SERVICES:
Cash and cash equivalents                                                                      20.3                 16.9
Finance and other receivables, net of allowance for losses                                  5,322.4              4,766.5
  Less unearned interest                                                                     (357.9)              (326.3)
--------------------------------------------------------------------------------------------------------------------------
                                                                                            4,964.5              4,440.2
Equipment on operating leases, net                                                            124.4                 91.2
Other assets                                                                                   39.0                 34.2
--------------------------------------------------------------------------------------------------------------------------
Total Financial Services Assets                                                             5,148.2              4,582.5
--------------------------------------------------------------------------------------------------------------------------
                                                                                           $8,382.9             $7,933.0
==========================================================================================================================

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------------------------
                                                                                            June 30           December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                                           2000                 1999*
--------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses                                                      $1,262.6             $1,259.5
Current portion of long-term debt and commercial paper                                         57.9                 70.1
Dividend payable                                                                                                   125.3
Income taxes                                                                                   89.0                 78.9
--------------------------------------------------------------------------------------------------------------------------
Total Truck and Other Current Liabilities                                                   1,409.5              1,533.8
Long-term debt                                                                                145.3                182.2
Other, including deferred taxes                                                               442.3                395.7
--------------------------------------------------------------------------------------------------------------------------
Total Truck and Other Liabilities                                                           1,997.1              2,111.7
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other                                                  105.5                114.9
Commercial paper and bank loans                                                             2,054.9              2,113.4
Long-term debt                                                                              1,803.2              1,292.3
Deferred income taxes and other                                                               195.1                190.1
--------------------------------------------------------------------------------------------------------------------------
Total Financial Services Liabilities                                                        4,158.7              3,710.7
--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 200.0 million
  shares, 78.5 million shares issued
  (including 2.0 million treasury shares)                                                      78.5                 78.3
Additional paid-in capital                                                                    633.2                626.9
Retained earnings                                                                           1,820.5              1,580.9
Less treasury shares--at cost                                                                 (89.2)
Accumulated other comprehensive income (loss)                                                (215.9)              (175.5)
--------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                  2,227.1              2,110.6
--------------------------------------------------------------------------------------------------------------------------
                                                                                           $8,382.9             $7,933.0
==========================================================================================================================

* The December 31, 1999 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)
--------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30                                                                      2000                 1999
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 $   322.3            $   401.0

INVESTING ACTIVITIES:
Finance receivables originated                                                             (1,255.0)            (1,131.8)
Collections on finance receivables                                                            866.8                829.5
Net increase in wholesale receivables                                                        (105.5)               (75.0)
Marketable securities purchased                                                               (81.5)              (509.3)
Marketable securities maturities and sales                                                    143.7                491.5
Acquisition of property, plant and equipment                                                  (57.1)              (124.5)
Acquisition of equipment for operating leases                                                 (52.1)               (18.3)
Proceeds from asset disposals                                                                  28.2                 31.1
Other                                                                                          16.0                  4.0
--------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                        (496.5)              (502.8)

FINANCING ACTIVITIES:
Cash dividends paid                                                                          (171.7)              (156.6)
Purchase of treasury shares                                                                   (89.2)
Stock option transactions                                                                       5.1                  3.8
Net (decrease) increase in commercial paper and bank loans                                    (54.9)               115.2
Proceeds of long-term debt                                                                    781.3                449.6
Payment of long-term debt                                                                    (301.5)              (264.8)
--------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                     169.1                147.2
Effect of exchange rate changes on cash                                                       (17.8)               (28.2)
--------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Equivalents                                               (22.9)                17.2
Cash and cash equivalents at beginning of period                                              528.4                432.4
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $   505.5            $   449.6
==========================================================================================================================

See Notes to Consolidated Financial Statements.

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                        (In millions)
===============================================================================

NOTE A--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2000 presentation.

NOTE B--Inventories
--------------------------------------------------------------------------------------------------------------------------
                                                                                            June 30           December 31
                                                                                               2000                  1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
Inventories at cost:
  Finished products                                                                         $ 221.6              $ 203.4
  Work in process and raw materials                                                           253.0                305.8
--------------------------------------------------------------------------------------------------------------------------
                                                                                              474.6                509.2
  Less LIFO reserve                                                                          (127.3)              (124.7)
--------------------------------------------------------------------------------------------------------------------------
                                                                                            $ 347.3              $ 384.5
==========================================================================================================================

Under the LIFO method of accounting (used for approximately 44% of June 30, 2000, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Based on present estimates of year-end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements   (In millions, except share amounts)
===============================================================================

NOTE C--Stockholders' Equity

Additional Stock Issuances
On January 1, 2000, approximately 348,000 stock options previously granted to PACCAR employees became exercisable. For the six months ended June 30, 2000, PACCAR issued an additional 202,000 common shares as a result of deferred compensation and employee stock option transactions.

Diluted Earnings Per Share
The following table shows the additional shares added to basic shares outstanding to calculate diluted earnings per share. These amounts represent primarily the dilutive effect of stock options outstanding.

--------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                   Six Months Ended
                                                                        June 30                            June 30
--------------------------------------------------------------------------------------------------------------------------
                                                                  2000           1999                2000           1999
--------------------------------------------------------------------------------------------------------------------------
Additional shares                                              483,000          566,000             481,000        544,000
--------------------------------------------------------------------------------------------------------------------------

Comprehensive Income (Unaudited)
The components of comprehensive income, net of any related tax, were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                  Six Months Ended
                                                                      June 30                             June 30
--------------------------------------------------------------------------------------------------------------------------
                                                                  2000           1999                2000           1999
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Net income                                                     $ 131.1         $ 139.5            $ 286.0        $ 259.0
Foreign currency translation adjustments                         (10.1)           (8.4)             (33.1)         (33.4)
Net unrealized losses on securities                               (1.1)           (2.4)              (7.3)          (2.3)
--------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                     $ 119.9         $ 128.7            $ 245.6        $ 223.3
==========================================================================================================================

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was comprised of the following:

--------------------------------------------------------------------------------------------------------------------------
                                                                                            June 30           December 31
                                                                                               2000                  1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
Accumulated foreign currency translation adjustments                                        $(202.2)             $(169.1)
Net unrealized losses on securities                                                           (13.7)                (6.4)
--------------------------------------------------------------------------------------------------------------------------
Net accumulated other comprehensive loss                                                    $(215.9)             $(175.5)
==========================================================================================================================

Other
During the first half of 2000, PACCAR completed the previously announced plan to purchase two million shares of its outstanding common stock at a total cost of $89.2. All shares were purchased at prevailing market prices.

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
===============================================================================

NOTE D--Segment Information (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                   Six Months Ended
                                                                        June 30                            June 30
--------------------------------------------------------------------------------------------------------------------------
                                                                  2000           1999                2000           1999
--------------------------------------------------------------------------------------------------------------------------
Revenues:
  Net sales
    Trucks                                                     $2,008.2       $2,107.0            $4,216.8      $4,108.6
    All other                                                      15.2           74.2                29.4         141.2
--------------------------------------------------------------------------------------------------------------------------
                                                                2,023.4        2,181.2             4,246.2       4,249.8
    Financial Services Revenues                                   117.5           89.3               226.0         173.8
--------------------------------------------------------------------------------------------------------------------------
                                                               $2,140.9       $2,270.5            $4,472.2      $4,423.6
==========================================================================================================================

Income before taxes:
  Truck                                                        $  160.1       $  188.0            $  367.6      $  350.2
  All other                                                        13.9            3.4                19.2           2.0
--------------------------------------------------------------------------------------------------------------------------
                                                                  174.0          191.4               386.8         352.2
  Financial Services income before taxes                           19.2           18.9                38.4          37.2
  Investment income                                                11.1            8.9                21.9          17.2
--------------------------------------------------------------------------------------------------------------------------
                                                               $  204.3       $  219.2            $  447.1      $  406.6
==========================================================================================================================

Included in "All other" is PACCAR's industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense. In 1999, this caption also included the Company's retail auto parts business, which was sold in the fourth quarter of 1999.

Note E--Other
Interest expense on Truck and Other external borrowings amounted to $3.5 and $6.8 for the three and six months ended June 30, 2000, compared to $3.2 and $6.3 for the three and six months ended June 30, 1999.

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS:

        PACCAR's consolidated net sales in the first half of 2000 of $4.2 billion were comparable to sales in the same period last year. Second quarter net sales of $2.0 billion in 2000 were below the second quarter record of $2.2 billion set in 1999. Consolidated net income for the first six months increased 10% to $286.0 million in 2000 from $259.0 million last year. Second quarter 2000 net income decreased six percent to $131.1 million from $139.5 million in the year earlier quarter.

        First half Truck segment net sales of $4.2 billion were 3% ahead of the prior year sales of $4.1 billion. Second quarter sales were $2.0 billion, 5% lower than $2.1 billion in the second quarter of 1999 due to slowing truck demand in the United States and Canada. In dollar terms, sales from European operations were down slightly despite higher unit volumes due to the weaker euro in the current year. Sales in Mexico increased due to improving economic conditions and truck demand.

        Truck segment income before taxes of $367.6 million in the first half of 2000 was 5% higher than the 1999 results of $350.2 million. Second quarter 2000 results reflected a 15% decrease to $160.1 million from the $188.0 million earned a year ago. The decrease in second quarter profitability was attributable primarily to lower sales and lower gross margins in the United States and Canada. These decreases were partially offset by higher sales and profits from European operations as well as reduced selling, general and administrative expenses from the company-wide cost reduction program.

        Truck markets in the United States and Canada are being impacted by slower growth in freight shipments, higher fuel prices and interest rates, and growing new and used truck inventories. Industry truck orders are currently 30-40% below levels of the previous year. The Company's U.S. truck divisions, Peterbilt and Kenworth, have tailored their production levels to the changes in market demand and to balance dealer inventories by scheduling plant shutdown days and reducing build rates. Lower production rates will result in lower sales and profits in the second half of 2000.

        The truck market in Europe remained strong and DAF, the Company's European truck subsidiary, raised production 10% in the second quarter to meet customer demand. The traditional summer holiday factory closures of the Company's European truck plants will have an unfavorable impact on the Company's sales and profits in the third quarter compared to the first and second quarters of 2000.

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

        Financial Services segment pretax income increased slightly to $19.2 million and $38.4 million for the second quarter and first half of 2000 compared to the year-earlier periods. Consolidated net loan and lease portfolios grew by 28% compared to the net balance at June 30, 1999. The larger portfolio contributed to a 32% and 30% increase in Financial Services revenues for second quarter and first half 2000 compared to 1999. The provision for losses was $9.3 million for the second quarter of 2000 compared to $4.6 million in 1999 and $17.3 million for the first half of 2000 compared to $7.6 million last year due to higher credit losses in the U.S. and Canada as well as growth in the overall portfolio. Higher fuel costs continued to impact operating margins for many truck operators. This contributed to a higher level of repossessions for PACCAR's U.S. finance subsidiary. Declines in used truck prices further increased the amount and overall level of credit losses.

        LIQUIDITY AND CAPITAL RESOURCES:

        PACCAR's ratio of Truck and Other current assets to current liabilities moved from 1.38 at December 31, 1999 to 1.43 at June 30, 2000.

        The decrease in net cash provided by operating activities compared to 1999 resulted from changes in components of working capital. In the first half of 2000, PACCAR used cash from operating activities, marketable securities maturities and sales, and cash reserves to pay the special year-end and regular quarterly cash dividends, to make net capital additions, to fund financial services lending activities in excess of outside borrowings and to repurchase 2 million shares of its stock under a share repurchase plan authorized, as previously announced, by its Board of Directors. Capital additions in 1999 included expenditures for the Company's truck plant at Ste. Therese Canada. The effect of exchange rate changes on cash in both years is primarily attributable to changes in the euro in relation to the U.S. dollar.

        In March 2000, PACCAR's largest financial services subsidiary, PACCAR Financial Corp. (PFC), completed a shelf registration under the Securities Act of 1933 to issue up to $2.5 billion of senior debt securities to the public. At the end of June 2000, $575 million of such securities had been issued. PFC also completed a $1.5 billion bank syndicated credit facility at the beginning of the third quarter of 2000 to provide liquidity to its commercial paper program.

        Other information on liquidity and capital resources as presented in the 1999 Annual Report to Stockholders continues to be relevant.

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


        There have been no material changes in the Company's market risk during the six months ended June 30, 2000. For additional information, refer to Item 7a as presented in the 1999 Annual Report to Stockholders.



                           PART II--OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended June 30, 2000.

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

            Class III - Term Expiring in 2001
            ----------------------------------

              David K. Newbigging
              Charles M. Pigott
              Harold A. Wagner

            Class I - Term Expiring in 2002
            -------------------------------

              John M. Fluke, Jr.
              Gerald Grinstein
              David J. Hovind
              Michael A. Tembreull


        (c) Following is a brief description and vote count of all items voted upon at the annual meeting:

              ITEM NO. 1: ELECTION OF DIRECTORS
              Directors were elected with the following vote:

                                                    Shares
                                                     Voted                   Shares
                                                     "For"                 "Withheld"            Nonvotes
                                                  ----------               ----------            ---------
              James C. Pigott                     71,883,051                1,250,000                0
              Mark C. Pigott                      67,338,289                5,794,762                0
              William G. Reed, Jr.                72,200,300                  932,751                0

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

              ITEM NO. 2: APPROVAL OF THE PACCAR INC RESTRICTED STOCK AND DEFERRED COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS
              Item No. 2 was approved with the following vote:

                          Shares                    Shares
                           Voted                     Voted
                           "For"                   "Against"               Abstentions           Nonvotes
                        ----------                 ---------               -----------           --------
                        69,593,040                 3,016,553                 523,458                 0

              ITEM NO. 3: STOCKHOLDER PROPOSAL REGARDING THE INDEPENDENT MANAGEMENT OF THE BOARD OF DIRECTORS
              Item No. 3 was not approved with the following vote:

                          Shares                    Shares
                           Voted                     Voted
                           "For"                   "Against"               Abstentions           Nonvotes
                        ----------                 ---------               -----------           --------
                        19,416,693                 48,288,786               1,335,875            4,091,697

        (d) None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

        (b) No reports on Form 8-K have been filed for the quarter ended June 30, 2000.

                                  FORM 10-Q
                         PACCAR Inc AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         PACCAR Inc
-----------------------------
        (Registrant)


   Date    August 11, 2000             By  /s/ G. D. Hatchel
       -----------------------         ----------------------------------
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

       (b)    Supplemental Retirement Plan (incorporated by reference to Exhibit
              (10)(c) of the Annual Report on Form 10-K for the year ended December 31, 1980).

       (c) 1981 Long Term Incentive Plan (incorporated by reference to Exhibit A of the 1982 Proxy Statement, dated March 25, 1982).

       (d) Amendment to 1981 Long Term Incentive Plan (incorporated by reference to Exhibit (10)(a) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1991).

       (e) PACCAR Inc 1991 Long-Term Incentive Plan (incorporated by reference to Exhibit C of the 1997 Proxy Statement, dated March 20, 1997).

       (f) Amended and Restated Deferred Incentive Compensation Plan (incorporated by reference to Exhibit (10)(g) of the Annual Report on Form 10-K for the year ended December 31, 1993).

       (g) PACCAR Inc Senior Executive Incentive Plan (incorporated by reference to Exhibit D of the 1997 Proxy Statement, dated March 20, 1997).

       (h) PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (Incorporated by reference to Appendix A of the 2000 Proxy Statement, dated March 16, 2000).

  27   Financial Data Schedule

       (a)    For the six months ended June 30, 2000