Form 10-Q
period 2000-09-30
PACCAR INC
filed 2000-11-13
CIK 75362

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File No. 0-6394

PACCAR Inc
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-0351110 (I.R.S. Employer Identification No.)
777 - 106th Ave. N.E., Bellevue, WA (Address of principal executive offices)	98004 (Zip Code)

(425) 468-7400
(Registrant's telephone number, including area code)

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

    Common Stock, $1 par value—76,465,693 shares as of October 31, 2000

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Consolidated Statements of Income
(Unaudited)
(Millions except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
TRUCK AND OTHER:
Net Sales	$1,647.0	$2,174.8	$5,893.2	$6,424.6
Costs and Expenses
Cost of sales	1,462.1	1,823.7	5,118.6	5,422.1
Selling, general and administrative	92.7	152.4	304.7	443.0
Interest and other, net	.2	.1	(8.9)	8.7

	1,555.0	1,976.2	5,414.4	5,873.8

Truck and Other Income
Before Income Taxes	92.0	198.6	478.8	550.8
FINANCIAL SERVICES:
Revenues	128.3	95.3	354.3	269.1
Costs and Expenses
Interest and other	81.6	57.0	222.3	159.1
Selling, general and administrative	15.8	12.5	45.4	39.4
Provision for losses on receivables	10.5	5.9	27.8	13.5

	107.9	75.4	295.5	212.0

Financial Services Income
Before Income Taxes	20.4	19.9	58.8	57.1
Investment income	11.8	9.3	33.7	26.5

Total Income Before Income Taxes	124.2	227.8	571.3	634.4
Income taxes	31.1	83.1	192.2	230.7

Net Income	$93.1	$144.7	$379.1	$403.7

Net Income Per Share:
Basic	$1.22	$1.85	$4.93	$5.16

Diluted	$1.21	$1.83	$4.90	$5.12

Weighted Average Number of Basic Shares Outstanding	76.4	78.3	76.8	78.2

Dividends declared and paid per share	$.30	$.20	$.90	$.60

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets

(Millions of Dollars)

	September 30 2000	December 31 1999*
	(Unaudited)
ASSETS
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$421.0	$511.5
Trade and other receivables, net of allowance for losses	546.4	570.2
Marketable securities	496.9	530.7
Inventories	329.4	384.5
Deferred taxes and other current assets	124.7	122.1

Total Truck and Other Current Assets	1,918.4	2,119.0
Equipment on lease, goodwill and other	350.9	356.2
Property, plant and equipment, net	839.1	875.3

Total Truck and Other Assets	3,108.4	3,350.5

FINANCIAL SERVICES:
Cash and cash equivalents	23.9	16.9
Finance and other receivables, net of allowance for losses	5,340.6	4,766.5
Less unearned interest	(362.3)	(326.3)

	4,978.3	4,440.2
Equipment on operating leases, net	130.3	91.2
Other assets	38.1	34.2

Total Financial Services Assets	5,170.6	4,582.5

	$8,279.0	$7,933.0

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

	September 30 2000	December 31 1999*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$1,125.1	$1,259.5
Current portion of long-term debt and commercial paper	61.6	70.1
Dividend payable		125.3
Income taxes	62.5	78.9

Total Truck and Other Current Liabilities	1,249.2	1,533.8
Long-term debt	121.2	182.2
Other, including deferred taxes	443.5	395.7

Total Truck and Other Liabilities	1,813.9	2,111.7

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	82.7	114.9
Commercial paper and bank loans	2,253.0	2,113.4
Long-term debt	1,670.6	1,292.3
Deferred income taxes and other	200.8	190.1

Total Financial Services Liabilities	4,207.1	3,710.7

STOCKHOLDERS' EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 200.0 million shares, 78.5 million shares issued(including 2.0 million treasury shares)	78.5	78.3
Additional paid-in capital	633.5	626.9
Retained earnings	1,890.7	1,580.9
Less treasury shares—at cost	(89.2)
Accumulated other comprehensive loss	(255.5)	(175.5)

Total Stockholders' Equity	2,258.0	2,110.6

	$8,279.0	$7,933.0

*
The December 31, 1999 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Millions of Dollars)

	Nine Months Ended September 30
	2000	1999
OPERATING ACTIVITIES:
Net income	$379.1	$403.7
Items in net income not affecting cash:
Depreciation and amortization	95.1	101.0
Provision for losses on financial services receivables	27.8	13.5
Gain on sale of property, plant and equipment	(7.4)	(.3)
Deferred tax asset valuation allowance adjustment	(12.4)
Other	9.4	(24.0)
Change in operating assets and liabilities:
(Increase) decrease in assets other than cash and equivalents:
Receivables	(55.1)	(71.4)
Inventories	29.4	24.9
Other	(4.9)	(6.4)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(59.7)	195.9
Other	(32.6)	(1.8)

Net Cash Provided by Operating Activities	368.7	635.1
INVESTING ACTIVITIES:
Finance receivables originated	(1,837.0)	(1,706.2)
Collections on finance receivables	1,325.2	1,197.5
Net increase in wholesale receivables	(26.5)	(157.8)
Marketable securities purchased	(206.7)	(780.6)
Marketable securities sales and maturities	240.8	710.9
Acquisition of property, plant and equipment	(82.6)	(170.3)
Acquisition of equipment for operating leases	(61.0)	(33.3)
Proceeds from asset disposals	29.1	45.7
Other	(8.8)	(18.1)

Net Cash Used in Investing Activities	(627.5)	(912.2)
FINANCING ACTIVITIES:
Cash dividends	(194.6)	(172.3)
Purchase of treasury shares	(89.2)
Stock option transactions	5.5	4.5
Net increase in commercial paper and bank loans	157.2	220.7
Proceeds of long-term debt	804.6	670.6
Payment of long-term debt	(474.1)	(371.4)

Net Cash Provided by Financing Activities	209.4	352.1
Effect of exchange rate changes on cash	(34.1)	(13.1)

Net (Decrease) Increase in Cash and Equivalents	(83.5)	61.9
Cash and cash equivalents at beginning of period	528.4	432.4

Cash and cash equivalents at end of period	$444.9	$494.3

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Millions of Dollars)

NOTE A—Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

    Reclassifications: Certain prior year amounts have been reclassified to conform to the 2000 presentation.

NOTE B—New Accounting Pronouncements

    On January 1, 2001, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended. SFAS 133 requires that all derivatives be recognized, at their fair value, as either assets or liabilities on the balance sheet. Accounting for subsequent changes in a derivative's fair value is dependent, among other criteria, on whether it is being used for hedging purposes. At the beginning of the initial period of adoption, SFAS 133 prescribes the use of a cumulative effect adjustment. The Company expects that the effect of the adjustment, which will primarily impact comprehensive income, assets and liabilities, will not be significant. The cumulative effect adjustment on net income, if any, is also not expected to be significant. However, the cumulative effect of adoption cannot be accurately calculated until actual year-end market conditions are known.

    The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect that adoption of this SAB will have a significant impact on its financial statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In Millions, Except Share Amounts)

NOTE C—Inventories

	September 30 2000	December 31 1999
	(Unaudited)
Inventories at cost:
Finished products	$215.6	$203.4
Work in process and raw materials	239.2	305.8

	454.8	509.2
Less LIFO reserve	(125.4)	(124.7)

	$329.4	$384.5

    Under the LIFO method of accounting (used for approximately 44% of September 30, 2000, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Because inventory levels and costs are subject to many factors beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

NOTE D—Stockholders' Equity

Additional Stock Issuances

    On January 1, 2000, approximately 348,000 additional stock options previously granted to PACCAR employees became exercisable. For the nine months ended September 30, 2000, PACCAR issued an additional 213,000 common shares under terms of deferred compensation, employee stock option and nonemployee directors stock compensation arrangements.

Diluted Earnings Per Share (Unaudited)

    The following table shows the additional shares added to basic shares outstanding to calculate diluted earnings per share. These amounts represent primarily the dilutive effect of stock options outstanding.

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Additional shares	444,000	559,000	469,000	549,000

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Millions of Dollars)

Comprehensive Income (Unaudited)

    The components of comprehensive income, net of any related tax, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Net income	$93.1	$144.7	$379.1	$403.7
Foreign currency translation adjustments	(40.3)	12.9	(73.4)	(20.5)
Net unrealized gains (losses) on securities	.7	(.7)	(6.6)	(3.0)

Total comprehensive income	$53.5	$156.9	$299.1	$380.2

Accumulated Other Comprehensive Loss

    Accumulated other comprehensive loss is comprised of the following:

	September 30 2000	December 31 1999
	(Unaudited)
Accumulated foreign currency translation adjustments	$(242.5)	$(169.1)
Net unrealized losses on securities	(13.0)	(6.4)

Net accumulated other comprehensive loss	$(255.5)	$(175.5)

Other

    During the first half of 2000, PACCAR completed a stock repurchase plan announced in 1999 to purchase two million shares of its outstanding common stock at a total cost of $89.2. All shares were purchased at prevailing market prices.

    In September 2000, the board of directors approved a plan to purchase up to an additional two million shares of outstanding common stock. At September 30, 2000, no shares had been purchased under the new plan.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Millions of Dollars)

NOTE E—Segment Information (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Revenues:
Net sales
Truck	$1,632.1	$2,098.5	$5,848.9	$6,207.1
All other	14.9	76.3	44.3	217.5

	1,647.0	2,174.8	5,893.2	6,424.6
Financial Services revenues	128.3	95.3	354.3	269.1

	$1,775.3	$2,270.1	$6,247.5	$6,693.7

Income before taxes:
Truck	$80.6	$192.1	$448.2	$542.3
All other	11.4	6.5	30.6	8.5

	92.0	198.6	478.8	550.8
Financial Services	20.4	19.9	58.8	57.1
Investment income	11.8	9.3	33.7	26.5

	$124.2	$227.8	$571.3	$634.4

    Included in "All other" is PACCAR's industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense. In 1999, this caption also included the Company's retail auto parts business, which was sold in the fourth quarter of 1999.

NOTE F—Other

    Interest expense on Truck and Other external borrowings amounted to $2.8 and $9.6 for the three and nine months ended September 30, 2000, compared to $3.8 and $10.1 for the three and nine months ended September 30, 1999.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS:

    PACCAR's net income for the third quarter ended September 30, 2000 was $93.1 million compared to $144.7 million for the same period a year ago. Net income for the third quarter and first nine months of 2000 included a $12.4 million benefit resulting from the adjustment of a deferred tax asset valuation allowance related to higher expected utilization of net operating loss (NOL) carryforwards at a European subsidiary. Earnings before the NOL benefit were $80.7 million. Consolidated net sales for the third quarter of 2000 totaled $1.6 billion, compared to $2.2 billion for the same period last year. Third quarter results of operations in both 1999 and 2000 were negatively impacted by the traditional summer holiday factory closures in Europe.

    For the first nine months of 2000, PACCAR reported net income of $379.1 million compared to $403.7 million in 1999. Nine-month earnings for 2000 before the NOL benefit were $366.7 million. For the first nine months of 2000, consolidated net sales were $5.9 billion versus $6.4 billion for the comparable period in 1999.

    Truck segment net sales in the third quarter of 2000 were $1.6 billion, 22% below the $2.1 billion in the third quarter of 1999. Third quarter Truck segment income before taxes of $80.6 million decreased 58% compared to the $192.1 million earned in the year-earlier period. For the first nine months of 2000, Truck segment net sales of $5.8 billion were 6% below the prior year. Year to date income before taxes reflected a 17% decrease to $448.2 million compared to the $542.3 million earned in 1999.

    Truck markets in the United States and Canada were affected by slower growth in freight shipments, higher fuel prices and interest rates, and high levels of new and used truck inventories. Recent industry order volumes for new trucks in the United States and Canada declined to their lowest levels on an annualized basis since 1996. As a result, PACCAR reduced build rates at its U.S. and Canadian facilities. Further build rate reductions may be necessary if new truck order volumes remain at their current levels. Lower build rates and increased competitive pricing pressures reduced Truck and Other gross margin percentages in 2000 compared to the corresponding periods in 1999. The gross margin percentage was also reduced from 1999 levels due to the sale of the auto parts business in the fourth quarter of last year.

    The European truck market remains strong. DAF build rates were higher in the third quarter and first nine months of 2000 than in the year-earlier periods. However, the favorable effects of increased deliveries on sales and operating results were mostly offset by the negative effect of a weak euro. DAF plans to increase build rates again in December to meet strong customer demand.

    Selling, general and administrative (SG&A) expense declined significantly this year due to two factors. Last year, $24 million and $70 million of SG&A expense in the third quarter and first nine months respectively, were incurred by the auto parts business which was sold in 1999. The balance of the decline is primarily attributable to the Company's aggressive pursuit of cost management strategies in the current year.

    Financial Services segment pretax income increased 3% to $20.4 million and $58.8 million for the third quarter and first nine months of 2000 compared to the year-earlier periods. Consolidated net loan and lease portfolios grew by 20% compared to the net balance at September 30, 1999. The larger portfolio contributed to a 35% and 32% increase in Financial Services revenues for third quarter and first nine months 2000 compared to 1999. The benefits of higher finance margins were largely offset by higher loan loss provisions. The provision for losses was $10.5 million for the third quarter of 2000 compared to $5.9 million in 1999 and $27.8 million for the first nine months of 2000 compared to $13.5 million last year due to higher credit losses in the U.S. and Canada as well as growth in the overall portfolio. Higher fuel costs continued to impact operating margins for many truck operators. This contributed to a higher level of past dues and repossessions for PACCAR's U.S. finance subsidiary. Declines in used truck prices further increased credit losses.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

  LIQUIDITY AND CAPITAL RESOURCES:

    PACCAR's ratio of Truck and Other current assets to current liabilities at September 30, 2000 moved to 1.54 from 1.38 at December 31, 1999.

    The decrease in net cash provided by operating activities compared to the prior year is primarily attributable to reductions in accounts payable and accrued expenses consistent with changes in business volumes in the U.S. and Canada, as well as to differences in the timing of payments. In the first nine months of 2000, PACCAR used cash from operating activities, marketable securities maturities and sales, and cash reserves to pay the special year-end and regular quarterly cash dividends, to make net capital additions, to fund financial services lending activities in excess of outside borrowings and to repurchase 2 million shares of its stock. Capital additions in 1999 included expenditures for the Company's truck plant at Ste. Therese Canada. The effect of exchange rate changes on cash in both years is primarily attributable to changes in the euro in relation to the U.S. dollar.

    In September, 2000, PACCAR announced that its Board of Directors approved a plan to purchase an additional two million shares of its outstanding common stock. Purchases will be made from time to time on the open market. At September 30, 2000, no purchases had been made under the plan.

    In March 2000, PACCAR's largest financial services subsidiary, PACCAR Financial Corp. (PFC), completed a shelf registration under the Securities Act of 1933 to issue up to $2.5 billion of senior debt securities to the public. At the end of September 2000, $600 million of such securities had been issued. PFC also completed a $1.5 billion bank syndicated credit facility at the beginning of the third quarter of 2000 to provide liquidity to its commercial paper program. At September 30, 2000 PACCAR had total unused lines of credit of $1.5 billion.

    Other information on liquidity and sources of capital as presented in the 1999 Annual Report to Stockholders continues to be relevant.

  INCOME TAXES:

    PACCAR's effective tax rate decreased from approximately 36% in 1999 to 34% for the first nine months and 25% for the third quarter of 2000 primarily due to a $12.4 million benefit arising from higher expected utilization of NOL carryforwards at a European subsidiary acquired in 1998. Continued strong industry demand in Europe and the successful implementation of PACCAR's manufacturing strategy there, combined with changes in the Company's operating structure and other positive operating indicators has reduced the uncertainty regarding expectations of the subsidiary's longer-term profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in the Company's market risk during the nine months ended September 30, 2000. For additional information, refer to Item 7a as presented in the 1999 Annual Report to Stockholders.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART II—OTHER INFORMATION

    For Items 1, 2 and 3, there was no reportable information for any of the three months ended September 30, 2000. Reportable information in response to Item 4 was previously reported in the quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

ITEM 5. OTHER INFORMATION

    Effective September 18, 2000 Wells Fargo Bank Minnesota, N.A. was appointed transfer agent, and registrar.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

    (b) No reports on Form 8-K have been filed for the quarter ended September 30, 2000.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc (Registrant)
	By	/s/ G. D. HATCHEL G. D. Hatchel Vice President and Controller (Authorized Officer and Chief Accounting Officer)
Date November 13, 2000

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
(b)
Amendment Number 1 to rights agreement dated as of December 10, 1998 between PACCAR Inc and First Chicago Trust Company of New York appointing Wells Fargo Bank N.A. as successor rights agent, effective as of the close of business September 15, 2000.
(c)
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

    FORM 10-Q

    PACCAR Inc AND SUBSIDIARIES

10
Material contracts:

(a)
PACCAR Inc Incentive Compensation Plan (incorporated by reference to Exhibit (10)(a) of the Annual Report on Form 10-K for the year ended December 31, 1980).

(b)
Amended and Restated Supplemental Retirement Plan.

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

(e)
PACCAR Inc 1991 Long-Term Incentive Plan (incorporated by reference to Exhibit C of the 1997 Proxy Statement, dated March 20, 1997).

(f)
Amendment to the PACCAR Inc. 1991 Long-Term Incentive Plan.

(g)
Amended and Restated Deferred Incentive Compensation Plan.

(h)
PACCAR Inc Senior Executive Incentive Plan (incorporated by reference to Exhibit D of the 1997 Proxy Statement, dated March 20, 1997).

(i)
PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (Incorporated by reference to Appendix A of the 2000 Proxy Statement, dated March 16, 2000).

27
Financial Data Schedule

(a)
For the nine months ended September 30, 2000.

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
INDEX TO EXHIBITS