Form 10-K405
period 2000-12-31
PACCAR INC
filed 2001-03-21
CIK 75362

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 2000

Commission File No. 0-6394

PACCAR INC
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	91-0351110 (I.R.S. Employer Identification No.)
777 - 106th Ave. N.E., Bellevue, WA (Address of principal executive offices)	98004 (Zip Code)

Registrant's telephone number, including area code (425) 468-7400

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1 par value
Preferred Stock Purchase Rights
(Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001:

Common Stock, $1 par value—$3.17 billion

   The number of shares outstanding of the registrant's classes of common stock, as of February 28, 2001:

Common Stock, $1 par value—76,528,414 shares

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Parts I and II.

   Portions of the proxy statement for the annual stockholders meeting to be held on April 24, 2001 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

  (a)
  General Development of Business

    PACCAR Inc (the Company), incorporated under the laws of Delaware in 1971, is the successor to Pacific Car and Foundry Company, which was incorporated in Washington in 1924. The Company traces its predecessors to Seattle Car Manufacturing Company formed in 1905.

    In the United States, the Company's manufacturing operations are conducted through unincorporated divisions. Each of the divisions is responsible for at least one of the Company's products. That responsibility includes new product development, applications engineering, manufacturing, marketing and selling.

    Outside the U.S., the Company manufactures and sells through wholly owned subsidiary companies in the Netherlands, United Kingdom, Australia, Mexico, and Canada. An export sales division generally is responsible for sales outside primary markets.

    The Netherlands subsidiary also has a manufacturing plant located in Belgium and uses foreign sales subsidiaries and importers to handle export sales in the European Union and Eastern Europe.

    Product financing and leasing is offered through subsidiaries located in North America, Australia, and the United Kingdom. Product financing is offered through a 49%-owned joint venture throughout most countries in the European Union.

  (b)
  Financial Information About Industry Segments and Geographic Areas

    Information about the Company's industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on pages 44 and 45 of the Annual Report to Stockholders for the year ended December 31, 2000 and is incorporated herein by reference.

  (c)
  Narrative Description of Business

    The Company has two principal industry segments, (1) manufacture and distribution of light-, medium-and heavy-duty trucks and related aftermarket distribution of parts and (2) finance and leasing services provided to customers and dealers. The Company distributes trucks and parts primarily through its independent dealer network. The Company's finance and leasing activities are principally related to Company products and associated equipment. Other manufactured products include industrial winches.

TRUCKS

    The Company and its subsidiaries design and manufacture trucks which are marketed under the Peterbilt, Kenworth, DAF and Foden nameplates in the heavy-duty diesel category. These vehicles, which are built in five plants in the United States, four in Europe and one each in Australia and Mexico, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. Commercial trucks and related service parts comprise the largest segment of the Company's business, accounting for 93% of total 2000 revenues.

    The Company, through its Peterbilt and Kenworth Divisions, competes in the North American Class 6/7 markets primarily with conventional models. These medium-duty trucks are assembled at the Company's new Ste. Therese, Quebec plant and at the Company's Mexican subsidiary in Mexicali, Mexico. This line of business represents a small, but increasing, percentage of the Company's North American sales. The Company competes in the European medium commercial vehicle market with DAF and Foden cab-over-engine trucks manufactured in the Netherlands and the United Kingdom. Leyland, another of the Company's wholly-owned subsidiaries, manufactures light commercial vehicles in the United Kingdom for sale throughout Europe under the DAF nameplate. During 2000, DAF continued its long-term design development under an agreement with Renault V.I. for a new light-line product. The new product was introduced at the Brussels motor show in January 2001, with production scheduled to begin in April 2001.

    Trucks and related parts are sold to independent dealers for resale. Trucks manufactured in the U.S. for sale outside North America are marketed by PACCAR International, a U.S. division. Those sales are made through a worldwide network of dealers. Trucks manufactured in Australia, Mexico, the Netherlands and the United Kingdom are marketed in their primary markets through independent dealers and a small number of factory branches. Trucks manufactured in these countries for export beyond their primary market area are marketed by DAF or PACCAR International.

    The Company's trucks are essentially custom products and have a reputation for high quality. For a majority of the Company's truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures its own engines and axles and a higher percentage of other components.

    Raw materials and other components used in the manufacture of trucks are purchased from a number of suppliers. The Company is not limited to any single source for any significant component. No significant shortages of materials or components were experienced in 2000. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

    Replacement truck parts are sold and delivered to the Company's independent dealers through the Company's parts distribution network. Parts are both manufactured by the Company and purchased from various suppliers. Replacement parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery.

    There were four other principal competitors in the U.S. Class 8 truck market in 2000. The Company's share of that market was approximately 21% of registrations in 2000. There were seven other principal competitors in the European Class 4-8 commercial vehicle market in 2000, including parent companies to three competitors of the Company in the United States. The Company's subsidiary, DAF, had approximately a 10% share of the western Europe heavy-duty Class 8 market and an 8% share of the Class 4-7 market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

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

    The Company had a total production backlog of over $1 billion at the end of 2000. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90-day backlog approximated $0.8 billion at December 31, 2000 compared with approximately $1.9 billion at year-end 1999. Production of the year-end 2000 backlog is expected to be completed during 2001.

    The number of persons employed by the Company in its truck business at December 31, 2000 was approximately 16,600.

OTHER BUSINESS

    The Truck and Other segment includes a division of the Company which manufacturers industrial winches in two U.S. plants and markets them under the Braden, Carco, and Gearmatic nameplates. The markets for these products are highly competitive and the Company competes with a number of well established firms.

    The Braden, Carco, and Gearmatic trademarks and trade names are recognized internationally and play an important role in the marketing of those products. The Company has an ongoing program of trademark and trade name protection in all relevant marketing areas.

FINANCIAL SERVICES

    In North America, Australia and the United Kingdom, the Company provides financing principally for its manufactured trucks through six wholly owned finance companies. These companies provide inventory financing for independent dealers selling PACCAR products and retail and lease financing for new and used trucks and other transportation equipment sold principally by its independent dealers. Customer contracts are secured by the products financed.

    PACCAR has a 49% equity ownership in DAF Financial Services in Europe. This investment, which is recorded under the equity method, is not material.

    The Company also conducts full service leasing operations through wholly owned subsidiaries in North America under the PacLease trade name. Selected dealers in North America are franchised to provide full service leasing. These franchisees are leased equipment and provided managerial support. The Company also operates full service lease outlets on its own behalf.

PATENTS

    The Company owns numerous patents which relate to all product lines. Although these patents are considered important to the overall conduct of the Company's business, no patent or group of patents is considered essential to a material part of the Company's business.

  RESEARCH AND DEVELOPMENT

    The Company maintains technical centers dedicated to product testing and research and development activities. Additional product development activities are conducted within each separate manufacturing division. Amounts spent on research and development approximated $102 million in 2000, $125 million in 1999 and $119 million in 1998.

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

  EMPLOYEES

    On December 31, 2000, the Company employed a total of approximately 18,000 persons.

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

    Geographical locations of manufacturing plants within indicated industry segments are as follows:

	U.S.	Canada	Australia	Mexico	Europe
Trucks	5	1	1	1	4
Other	2	—	—	—	—

    Properties located in Torrance, California and Odessa, Texas are being held for sale. These properties were originally obtained principally as a result of business acquisitions in 1987.

ITEM 3. LEGAL PROCEEDINGS

    The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company's consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

    Common Stock Market Prices and Dividends on page 47 of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Selected Financial Data on page 46 of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 28 of the Annual Report to Stockholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Quantitative and qualitative disclosures about market risk on page 48 of the Annual Report to Stockholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated herein by reference:

Consolidated Balance Sheets —December 31, 2000 and 1999
Consolidated Statements of Income —Years Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Stockholders' Equity —Years Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Comprehensive Income —Years Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows —Years Ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements —December 31, 2000, 1999 and 1998

    Quarterly Results (Unaudited) on page 47 of the Annual Report to Stockholders for the years ended December 31, 2000 and 1999 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Item 401(a), (d), (e) and Item 405 of Regulation S-K:

    Identification of directors, family relationships, and business experience on pages 4 and 5 of the proxy statement for the annual stockholders meeting of April 24, 2001 is incorporated herein by reference.

    Item 401(b) of Regulation S-K:

    Executive Officers of the registrant as of February 23, 2001:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (47)
Chairman and Chief Executive Officer; Vice Chairman from January 1995 to December 1996; previously Executive Vice President. Mr. Pigott is the son of Charles M. Pigott and nephew of James C. Pigott, both directors of the Company.
David J. Hovind (60)	President since 1992.
Michael A. Tembreull (54)	Vice Chairman; Executive Vice President from January 1992 to January 1995.
Gary S. Moore (57)	Senior Vice President, Vice President March 1997 to January 1999, Senior Vice President September 1992 to February 1997.
Thomas E. Plimpton (51)	Executive Vice President; Senior Vice President from June, 1996 to July, 1998; General Manager, Peterbilt Motors Company from January, 1992 to May, 1996.
Patrick F. Flynn (45)	Vice President, Chief Information Officer; Chief Information Officer from October 1997 to January 1998; previously Vice President of Systems Development, Fruit of the Loom, Inc.
G. Don Hatchel (56)	Vice President and Controller since 1991.
G. Glen Morie (58)	Vice President and General Counsel since 1984.
Officers are elected annually but may be appointed or removed on interim dates.

ITEM 11. EXECUTIVE COMPENSATION

    Compensation of Directors and Executive Officers and Related Matters on pages 6 to 10 and 12 of the proxy statement for the annual stockholders meeting of April 24, 2001 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Stock ownership information on pages 3 and 4 of the proxy statement for the annual stockholders meeting of April 24, 2001 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
(1)Listing of financial statements

    The following consolidated financial statements of PACCAR Inc and subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference in Item 8:

Consolidated Balance Sheets —December 31, 2000 and 1999
Consolidated Statements of Income —Years Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Stockholders' Equity —Years Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Comprehensive Income —Years Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows —Years Ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements —December 31, 2000, 1999 and 1998
  (2)
  Listing of financial statement schedules

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

  (b)
  Amendment Number 1 to rights agreement dated as of December 10, 1998 between PACCAR Inc and First Chicago Trust Company of New York appointing Wells Fargo Bank N.A. as successor rights agent, effective as of the close of business September 15, 2000. (incorporated by reference to Exhibit (4)(b) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

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

      (e)
      Forms of Medium-Term Note, Series I (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated September 10, 1998, Registration Number 333-63153).

        Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series I (incorporated by reference to Exhibit 4.3 to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated September 10, 1998, Registration Number 333-63153).

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

    (b)
    Amended and Restated Supplemental Retirement Plan (incorporated by reference to Exhibit (10)(b) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

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

    (e)
    PACCAR Inc 1991 Long-Term Incentive Plan (incorporated by reference to Exhibit C of the 1997 Proxy Statement, dated March 20, 1997).

    (f)
    Amendment to the PACCAR Inc 1991 Long-Term Incentive Plan (incorporated by reference to Exhibit (10)(f) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

    (g)
    Amended and Restated Deferred Incentive Compensation Plan (incorporated by reference to Exhibit (10)(g) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

    (h)
    PACCAR Inc Senior Executive Incentive Plan (incorporated by reference to Exhibit D of the 1997 Proxy Statement, dated March 20, 1997).

      (i)
      PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (Incorporated by reference to Appendix A of the 2000 Proxy Statement, dated March 16, 2000).

    (13)
    Annual report to security holders
    Portions of the 2000 Annual Report to Shareholders have been incorporated by reference and are filed herewith.

    (21)
    Subsidiaries of the registrant

    (23)
    Consent of independent auditors

    (24)
    Power of attorney
    Powers of attorney of certain directors

(b)
No reports on Form 8-K were filed for the three months ended December 31, 2000.

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

PACCAR INC Registrant
Date: March 21, 2001	/s/ M. C. PIGOTT M. C. Pigott, Director, Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ M. A. TEMBREULL M. A. Tembreull	Director and Vice Chairman (Principal Financial Officer)
/s/ G. D. HATCHEL G. D. Hatchel	Vice President and Controller (Principal Accounting Officer)
/s/ C. M. PIGOTT* C. M. Pigott	Director and Chairman Emeritus
/s/ D. J. HOVIND* D. J. Hovind	Director and President
/s/ H. A. WAGNER* H. A. Wagner	Director and Audit Committee Member
/s/ J. C. PIGOTT* J. C. Pigott	Director and Chairman of Audit Committee
/s/ J. M. FLUKE, JR.* J. M. Fluke, Jr.	Director and Audit Committee Member
/s/ D. K. NEWBIGGING* D. K. Newbigging	Director

/s/ G. GRINSTEIN* G. Grinstein	Director
/s/ W. G. REED, JR.* W. G. Reed, Jr.	Director and Audit Committee Member
*By:	/s/ M. C. PIGOTT
M. C. Pigott Attorney-in-Fact

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
PART III
PART IV
SIGNATURES