Form 10-Q
period 2001-03-31
PACCAR INC
filed 2001-05-11
CIK 75362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

          ☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

or

          ☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File No. 0-6394

PACCAR Inc

Exact name of Registrant as specified in its charter)

Delaware	91-0351110
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

777 - 106th Ave. N.E., Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

(425) 468-7400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes   ☒   No   ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value—76,540,352 shares as of April 30, 2001

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Consolidated Statements of Income (Unaudited)
(Millions Except per Share Amounts)
Three Months Ended March 31	2001	2000
TRUCK AND OTHER:
Net sales	$1,407.8	$2,222.8
Costs and Expenses
Cost of sales	1,267.0	1,898.3
Selling, general and administrative	99.0	110.4
Interest and other, net	(2.5)	1.3
	1,363.5	2,010.0
Truck and Other Income Before Income Taxes	44.3	212.8
FINANCIAL SERVICES:
Revenues	120.4	108.5
Costs and Expenses
Interest and other	75.4	66.5
Selling, general and administrative	15.1	14.8
Provision for losses on receivables	18.2	8.0
	108.7	89.3
Financial Services Income Before Income Taxes	11.7	19.2
Investment income	9.6	10.8
Total Income Before Income Taxes	65.6	242.8
Income taxes	21.3	87.9
Net Income	$44.3	$154.9

Net Income Per Share:
Basic	$.58	$1.99
Diluted	.58	1.98
Weighted Average Number of Basic Shares Outstanding	76.4	77.7
Dividends declared per share	$.30	$.30

See Notes to Consolidated Financial Statements.

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets ASSETS (Millions of Dollars)	March 31 2001	December 31 2000*

TRUCK AND OTHER:	(Unaudited)
Current Assets
Cash and cash equivalents	$450.4	$515.0
Trade and other receivables, net of allowance for losses	536.6	530.8
Marketable securities	335.9	394.7
Inventories	313.2	303.1
Deferred taxes and other current assets	108.7	117.7
Total Truck and Other Current Assets	1,744.8	1,861.3
Equipment on lease, goodwill and other	421.8	412.8
Property, plant and equipment, net	848.5	882.6
Total Truck and Other Assets	3,015.1	3,156.7

FINANCIAL SERVICES:
Cash and cash equivalents	18.7	21.7
Finance and other receivables, net	4,645.7	4,904.5
Equipment on operating leases, net	135.4	139.0
Other assets	88.6	49.0
Total Financial Services Assets	4,888.4	5,114.2
	$7,903.5	$8,270.9

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31 2001	December 31 2000*

TRUCK AND OTHER:	(Unaudited)
Current Liabilities
Accounts payable and accrued expenses	$1,118.0	$1,097.7
Current portion of long-term debt and commercial paper	57.0	69.1
Dividend payable		76.4
Income taxes	1.5	25.2
Total Truck and Other Current Liabilities	1,176.5	1,268.4
Long-term debt	117.7	124.7
Other, including deferred taxes	526.8	512.0
Total Truck and Other Liabilities	1,821.0	1,905.1

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	125.6	92.2
Commercial paper and bank loans	2,220.5	2,273.7
Term debt	1,342.5	1,530.2
Deferred income taxes and other	198.4	220.6
Total Financial Services Liabilities	3,887.0	4,116.7

STOCKHOLDERS' EQUITY
Preferred stock, no par value:
Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 200.0 million shares,
78.9 million shares issued (including 2.4 million treasury shares)	78.9	78.8
Additional paid-in capital	646.2	643.0
Retained earnings	1,875.5	1,854.1
Less treasury shares-at cost	(105.8)	(105.8)
Accumulated other comprehensive income (loss)	(299.3)	(221.0)
Total Stockholders' Equity	2,195.5	2,249.1
	$7,903.5	$8,270.9

*           The December 31, 2000, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Millions of Dollars)
Three Months Ended March 31	2001	2000
NET CASH PROVIDED BY OPERATING ACTIVITIES	$51.9	$274.4

INVESTING ACTIVITIES:
Finance receivables originated	(333.4)	(702.3)
Collections on finance receivables	433.8	495.2
Net decrease (increase) in wholesale receivables	93.1	(109.5)
Marketable securities purchased	(183.1)	(52.2)
Marketable securities maturities and sales	242.7	83.0
Acquisition of property, plant and equipment	(14.6)	(14.9)
Acquisition of equipment for operating leases	(9.6)	(23.9)
Proceeds from asset disposals	39.7	10.0
Other	(36.8)	11.0
Net Cash Provided by (Used in) Investing Activities	231.8	(303.6)

FINANCING ACTIVITIES:
Cash dividends paid	(99.4)	(148.7)
Purchase of treasury shares		(81.9)
Stock option transactions	2.7	4.7
Net (decrease) increase in commercial paper and bank loans	(39.1)	206.5
Proceeds from long-term and term debt	7.3	198.7
Payments on long-term and term debt	(196.1)	(148.3)
Net Cash (Used in) Provided by Financing Activities	(324.6)	31.0
Effect of exchange rate changes on cash	(26.7)	(14.7)
Net Decrease in Cash and Equivalents	(67.6)	(12.9)
Cash and cash equivalents at beginning of period	536.7	528.4
Cash and cash equivalents at end of period	$469.1	$515.5

See Notes to Consolidated Financial Statements.

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements	(Millions of Dollars)

NOTE A—Summary of Significant Accounting Policies (Unaudited)

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Derivative Financial Instruments: On January 1, 2001, PACCAR adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities and related exposures. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for trading purposes. Derivatives are used only to hedge the volatility arising from movements in interest and foreign currency exchange rates. If the derivative is designated as a fair value hedge, the changes in fair value of the hedge and of the hedged item are recognized and offset each other in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Other Comprehensive Income (OCI) net of deferred taxes, and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings of the period. A derivative formerly designated as a cash flow hedge may lose hedge accounting treatment because it is terminated, no longer considered highly effective, or because a forecasted transaction is no longer expected to occur. If any of these events should occur, the cumulative balance of the change in fair value recorded in OCI is recognized immediately in current earnings, and any further changes in fair value are recognized in earnings of the period. In the cash flow statement, amounts related to derivative activity are recognized in the period an actual cash flow occurs and are classified as operating cash flows.

The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative effect reduction to OCI of $15.7 net of related income tax effects of $10.1. The cumulative effect impact on net income was not significant. If interest and exchange rates remained constant, approximately $4.9 of the amount in OCI at January 1, 2001, would be reclassified into earnings during the year ended December 31, 2001. Hedge ineffectiveness for the three months ended March 31, 2001 was immaterial, and no fair value hedges or cash flow hedges were derecognized or terminated during the period. The fair value of foreign exchange contracts is recorded as a Truck and Other asset or liability. At March 31, 2001, the fair value of these contracts was not significant and all mature before the end of 2001. Interest-rate contracts are used predominantly by the Company’s financial services operations. The fair value of these contracts are recorded in the Financial Services segment. Derivative assets are included with “Other assets” and derivative liabilities are included with “Accounts payable, accrued expenses and other” in the accompanying consolidated balance sheets.

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Millions of Dollars)

In the first three months of 2001, the following amounts of unrealized net gains were realized and reclassified from OCI:

Contract Type	Foreign currency exchange	Interest- rate
Gross	$1.2	$.7
Deferred tax effect	(.4)	(.3)
Net reclassification	$.8	$.4

Net gains from foreign exchange contracts were recognized as a reduction to cost of sales. Net gains from interest-rate contracts were recognized as a reduction in interest expense.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2001 presentation.

NOTE B—Inventories

	March 31 2001	December 31 2000
Inventories at cost:	(Unaudited)
Finished products	$221.2	$202.0
Work in process and raw materials	216.8	225.0
	438.0	427.0
Less LIFO reserve	(124.8)	(123.9)
	$313.2	303.1

Under the LIFO method of accounting (used for approximately 41% of March 31, 2001 inventories), an actual valuation can be made only at the end of each year based on year–end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year–end amounts. Based on present estimates of year–end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements	(In Millions, Except Share Amounts)

NOTE C—Stockholders' Equity
Diluted Earnings Per Share
The following table shows the additional shares added to basic shares outstanding to calculate diluted earnings per share. These amounts represent primarily the dilutive effect of stock options outstanding.
Three Months Ended March 31 (Unaudited)	2001	2000
Additional shares	445,000	479,000

Comprehensive Income The components of comprehensive income, net of any related tax, are as follows:
Three Months Ended March 31 (Unaudited)	2001	2000
Net income	$44.3	$154.9
Other comprehensive income (loss):
Net unrealized gains (losses) on securities	.9	(6.2)
Minimum pension liability adjustments	(3.0)
Cumulative effect of accounting change for derivative contracts	(15.7)
Unrealized net loss on derivative contracts	(17.7)
Foreign currency translation adjustments	(42.8)	(23.0)
Net other comprehensive loss	(78.3)	(29.2)
Total comprehensive (loss) income	$(34.0)	$125.7

Accumulated Other Comprehensive Loss Accumulated other comprehensive loss was comprised of the following:
	March 31 2001	December 31 2000
	(Unaudited)
Net unrealized losses on securities	$(5.9)	$(6.8)
Minimum pension liability adjustments	(3.0)
Accumulated unrealized net loss on derivative contracts	(33.4)
Accumulated foreign currency translation adjustments	(257.0)	(214.2)
Net accumulated other comprehensive loss	$(299.3)	$(221.0)

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements	(Millions of Dollars)

NOTE D—Segment Information
Three Months Ended March 31 (Unaudited)	2001	2000
Revenues:
Net sales
Trucks	$1,394.5	$2,208.6
All other	13.3	14.2
	1,407.8	2,222.8
Financial Services revenues	120.4	108.5
	$1,528.2	$2,331.3
Income before income taxes:
Truck	$44.4	$207.8
All other	(.1)	5.0
	44.3	212.8
Financial Services	11.7	19.2
Investment income	9.6	10.8
	$65.6	$242.8

Included in “All other” is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense.

Note E—Other
Interest expense on Truck and Other external borrowings amounted to $2.9 and $3.3 for the three months ended March 31, 2001, and 2000, respectively.

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

PACCAR recorded lower sales and net income in the first quarter of 2001 compared to year-earlier levels. Consolidated net sales and financial services revenues in the first quarter of 2001 decreased 34% to $1.5 billion compared to $2.3 billion reported for the comparable period in 2000. Net income of $44.3 million decreased from the $154.9 million earned in the first quarter of 2000.

Truck segment net sales in the first quarter of 2001 decreased 37% to $1.4 billion compared to $2.2 billion in the first quarter of 2000. Segment income before taxes declined 79% to $44.4 million this year from $207.8 million last year. A recessionary truck market in North America was the primary factor impacting Truck segment results. This market is being severely affected by high levels of new and used truck inventory, lower freight tonnage and high fuel and insurance costs. The Company responded to this situation by lowering production at its North American facilities. Class 8 truck production in the U.S. and Canada in first quarter 2001 was nearly 20 percent lower compared to the fourth quarter of 2000 and approximately 60% lower than first quarter last year. The slowing global economy is also beginning to impact the European truck market, and total production there is currently expected to be at least ten percent lower in 2001 compared to the prior year.

PACCAR continues to aggressively reduce costs throughout the company. Selling, general and administrative (SG&A) expense declined over 10% compared to the first quarter of 2000. However, as a percent of sales, SG&A increased to 7% in 2001 compared to 5% in the year-earlier period.

Financial Services segment pretax income of $11.7 million declined 39% compared to the first quarter of 2000. Revenues increased 11% to $120.4 million from $108.5 million last year, offset by an increase in interest expense and the provision for losses. The increase in the provision for losses is due to higher credit losses which increased from $3.1 million in 2000 to $17.5 million in the first quarter of 2001. The same unfavorable factors that affected new truck sales also impacted financial services operations. Increased pressure on truck operator profits led to higher levels of past dues and repossessions, which together with declines in used truck prices, resulted in increased credit losses. Segment SG&A increased slightly from $14.8 million last year to $15.1 million in 2001.

PACCAR's effective income tax rate for the first quarter of 2001 declined to 32.5% from 36.2% in the first quarter of last year primarily due to an increase in the proportion of income earned from tax-advantaged investments.

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR's ratio of Truck and Other current assets to current liabilities of 1.48 remained comparable to the ratio at the end of 2000.

The decrease in net cash provided by operating activities in 2001 resulted from a combination of lower net income and changes in current assets and liabilities, primarily taxes and accounts payable, accrued expenses and other in both the Truck and Other, and Financial Services segments. During the first quarter of 2001, the Company paid a special year-end and its regular first quarter cash dividends. The Financial Services segment used net collections on finance and wholesale receivables and proceeds from repossessed equipment sales to reduce total borrowings. The effect of exchange rate changes on cash in both years is primarily attributable to changes in the euro relative to the U.S. dollar.

Other information on liquidity and sources of capital as presented in the 2000 Annual Report to Stockholders continues to be relevant.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended March 31, 2001. For additional information, refer to Item 7a as presented in the 2000 Annual Report on Form 10-K.

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

PART II—OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended March 31, 2001.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a)         The annual meeting of stockholders was held on April 24, 2001.

             (b)        The following persons were elected to serve as directors:

                           Class III - Term Expiring in 2004
                                        David K. Newbigging
                                        Harry C. Stonecipher
                                        Harold A. Wagner

                           Other persons whose term of office as a director continued after the meeting:

                           Class I - Term Expiring in 2002
                                        John M. Fluke, Jr.
                                        Gerald Grinstein
                                        David J. Hovind
                                        Michael A. Tembreull

                           Class II - Term Expiring in 2003
                                        James C. Pigott
                                        Mark C. Pigott
                                        William G. Reed, Jr.

             (c)         Following is a brief description and vote count of all items voted upon at the annual meeting:
                           ITEM NO. 1: ELECTION OF DIRECTORS

                           Directors were elected with the following vote:

	Shares Voted "For"	Shares "Withheld"	Broker Nonvotes
David K. Newbigging	72,956,611	455,894	0
Harry C. Stonecipher	72,731,315	681,190	0
Harold A. Wagner	72,958,231	454,274	0

             (d)        None

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

             (a)         Any exhibits filed herewith are listed in the accompanying index to exhibits.

             (b)        No reports on Form 8-K have been filed for the quarter ended March 31, 2001.

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date May 11, 2001	By	/s/ G. D. Hatchel
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

(c)         Indenture for Senior Debt Securities dated as of December 1, 1983, and first Supplemental Indenture dated as of June 19, 1989, between PACCAR Financial Corp. and Citibank, N.A., Trustee (incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10–K of PACCAR Financial Corp. dated March 26, 1984, File Number 0-12553 and Exhibit 4.2 to PACCAR Financial Corp.'s registration statement on Form S–3 dated June 23, 1989, Registration No. 33-29434).

(d)        Forms of Medium-Term Note, Series H (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.'s Registration Statement on Form S-3, dated March 11, 1996, Registration Number 333-01623).

Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series H (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333–01623).

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