Form 10-Q
period 2001-06-30
PACCAR INC
filed 2001-08-10
CIK 75362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

             ☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

             ☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File No. 001-14817

PACCAR Inc

(Exact name of registrant as specified in its charter)

Delaware	91-0351110

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

777 - 106th Ave. N.E., Bellevue, WA	98004

(Address of principal executive offices)	(Zip Code)

(425) 468–7400

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

Common Stock, $1 par value—76,699,942 shares as of July 31, 2001

FORM 10–Q
PACCAR Inc AND SUBSIDIARIES

PART I––FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited) (Millions Except Per Share Amounts)
	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

TRUCK AND OTHER:
Net sales	$1,406.9	$2,024.7	$2,814.7	$4,247.5
Costs and Expenses
Cost of sales	1,275.2	1,759.4	2,542.2	3,657.7
Selling, general and administrative	92.3	101.7	191.3	212.1
Interest and other, net	(.4)	(10.4)	(2.9)	(9.1)

	1,367.1	1,850.7	2,730.6	3,860.7

Truck and Other Income Before Income Taxes	39.8	174.0	84.1	386.8

FINANCIAL SERVICES:
Revenues	116.4	116.9	236.8	225.4
Costs and Expenses
Interest and other	70.8	73.6	146.2	140.1
Selling, general and administrative	15.1	14.8	30.2	29.6
Provision for losses on receivables	22.4	9.3	40.6	17.3

	108.3	97.7	217.0	187.0

Financial Services Income Before Income Taxes	8.1	19.2	19.8	38.4

Investment income	9.2	11.1	18.8	21.9

Total Income Before Income Taxes	57.1	204.3	122.7	447.1
Income taxes	17.6	73.2	38.9	161.1

Net Income	$39.5	$131.1	$83.8	$286.0

Net Income Per Share:
Basic	$.52	$1.72	$1.10	$3.71

Diluted	$.51	$1.71	$1.09	$3.69

Weighted average number of basic shares outstanding	76.4	76.4	76.4	77.0

Dividends declared and paid per share	$.30	$.30	$.60	$.60

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets ASSETS (Millions of Dollars)	June 30 2001	December 31 2000*

	(Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$468.8	$515.0
Trade and other receivables, net of allowance for losses	493.6	530.8
Marketable securities	339.0	394.7
Inventories	277.5	303.1
Deferred taxes and other current assets	109.8	117.7

Total Truck and Other Current Assets	1,688.7	1,861.3
Equipment on lease, goodwill and other	422.6	412.8
Property, plant and equipment, net	829.7	882.6

Total Truck and Other Assets	2,941.0	3,156.7

FINANCIAL SERVICES:
Cash and cash equivalents	31.3	21.7
Finance and other receivables, net	4,601.9	4,904.5
Equipment on operating leases, net	137.3	139.0
Other assets	88.8	49.0

Total Financial Services Assets	4,859.3	5,114.2

	$7,800.3	$8,270.9

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30 2001	December 31 2000*

	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$1,068.9	$1,097.7
Current portion of long-term debt and commercial paper	94.3	69.1
Dividend payable		76.4
Income taxes	18.1	25.2

Total Truck and Other Current Liabilities	1,181.3	1,268.4
Long–term debt	49.0	124.7
Other, including deferred taxes	528.8	512.0

Total Truck and Other Liabilities	1,759.1	1,905.1

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	126.7	92.2
Commercial paper and bank loans	2,192.5	2,273.7
Term debt	1,313.9	1,530.2
Deferred income taxes and other	202.1	220.6

Total Financial Services Liabilities	3,835.2	4,116.7

STOCKHOLDERS' EQUITY
Preferred stock, no par value:
Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 200.0 million shares, 78.9 million shares issued (including 2.4 million treasury shares)	78.9	78.8
Additional paid-in capital	646.9	643.0
Retained earnings	1,892.0	1,854.1
Less treasury shares—at cost	(105.8)	(105.8)
Accumulated other comprehensive income (loss)	(306.0)	(221.0)

Total Stockholders' Equity	2,206.0	2,249.1

	$7,800.3	$8,270.9

*           The December 31, 2000, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)
Six Months Ended June 30	2001	2000

NET CASH PROVIDED BY OPERATING ACTIVITIES	$183.2	$350.5
INVESTING ACTIVITIES:
Finance receivables originated	(734.6)	(1,265.4)
Collections on finance receivables	867.9	863.4
Net decrease (increase) in wholesale receivables	96.3	(105.5)
Marketable securities purchased	(270.2)	(81.5)
Marketable securities maturities and sales	326.9	143.7
Acquisition of property, plant and equipment	(33.3)	(57.1)
Acquisition of equipment for operating leases	(19.8)	(52.1)
Proceeds from asset disposals	86.0	28.2
Other	(54.7)	1.6

Net Cash Provided by (Used in) Investing Activities	264.5	(524.7)

FINANCING ACTIVITIES:
Cash dividends paid	(122.4)	(171.7)
Purchase of treasury shares		(89.2)
Stock option transactions	3.3	5.1
Net decrease in commercial paper and bank loans	(85.1)	(54.9)
Proceeds from term debt	94.2	781.3
Payment of long–term and term debt	(338.7)	(301.5)

Net Cash (Used in) Provided by Financing Activities	(448.7)	169.1
Effect of exchange rate changes on cash	(35.6)	(17.8)

Net Decrease in Cash and Equivalents	(36.6)	(22.9)
Cash and cash equivalents at beginning of period	536.7	528.4

Cash and cash equivalents at end of period	$500.1	$505.5

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	(In Millions)

NOTE A––Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10–Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10–K for the year ended December 31, 2000.

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

The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative effect reduction to OCI of $15.7 net of related income tax effects of $10.1. The cumulative effect impact on net income was not significant. If interest and exchange rates remained constant, approximately $4.9 of the amount in OCI at January 1, 2001, would be reclassified into earnings during the year ended December 31, 2001. Hedge ineffectiveness for the three and six months ended June 30, 2001 was immaterial, and no fair value hedges or cash flow hedges were derecognized or terminated during the period. The fair value of foreign exchange contracts is recorded as a Truck and Other asset or liability. At June 30, 2001, the fair value of these contracts is not significant and all mature before the end of 2001. Interest-rate contracts are used predominantly by the Company’s financial services operations. The fair value of these contracts is recorded in the Financial Services segment. Derivative assets are included within “Other assets” and derivative liabilities are included within “Accounts payable, accrued expenses and other” in the accompanying consolidated balance sheets.

In the first half of 2001, the following amounts of unrealized net gains (losses) were realized and reclassified from other comprehensive loss:

Contract Type	Foreign currency exchange	Interest - rate

Gross	$1.2	$(1.3)
Deferred tax effect	(.4)	.5

Net reclassification	$.8	$(.8)

In the second quarter of 2001, unrealized net losses on interest rate contracts of $1.2 million, net of $.8 million deferred tax benefit effect, were realized and reclassified from other comprehensive loss. All foreign exchange contracts outstanding at January 1, 2001 matured in the the first quarter of 2001.

Net gains from foreign exchange contracts were recognized as a reduction to cost of sales. Net gains from interest-rate contracts were recognized as a reduction in interest expense.

New Accounting Standards: In July, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for business combinations completed after June 30, 2001.

SFAS No. 142 discontinues the amortization of goodwill and indefinite lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, amortization will continue until adoption of the new standard. The Company is currently analyzing the impact of this standard and is planning to adopt the standard on January 1, 2002.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the 2001 presentation.

NOTE B––Inventories

	June 30	December 31
	2001	2000

	(Unaudited)
Inventories at cost:
Finished products	$209.6	$202.0
Work in process and raw materials	193.1	225.0

	402.7	427.0
Less LIFO reserve	(125.2)	(123.9)

	$277.5	$303.1

Under the LIFO method of accounting (used for approximately 42% of June 30, 2001, inventories), an actual valuation can be made only at the end of each year based on year–end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year–end amounts. Based on present estimates of year–end inventory levels, no significant liquidations of LIFO inventory quantities are expected. Because inventory levels and costs are subject to many forces beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

NOTE C––Stockholders' Equity

Diluted Earnings Per Share

The following table shows the additional shares added to basic shares outstanding to calculate diluted earnings per share. These amounts represent primarily the dilutive effect of stock options outstanding.

	Three Months Ended June 30		Six months Ended June 30

	2001	2000	2001	2000

Additional shares	425,000	483,000	435,000	481,000

Comprehensive Income (Unaudited)
The components of comprehensive income, net of any related tax, were as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Net income	$39.5	$131.1	$83.8	$286.0
Other comprehensive income (loss):
Net unrealized gains (losses) on securities	.9	(1.1)	1.8	(7.3)
Minimum pension liability adjustments			(3.0)
Cumulative effect of accounting change for derivative contracts			(15.7)
Unrealized net gain (loss) on derivative contracts	5.1		(12.6)
Foreign currency translation adjustments	(12.7)	(10.1)	(55.5)	(33.1)

Net other comprehensive loss	(6.7)	(11.2)	(85.0)	(40.4)

Total comprehensive income (loss)	$32.8	$119.9	$(1.2)	$245.6

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was comprised of the following:

	June 30	December 31
	2001	2000

	(Unaudited)
Net unrealized losses on securities	$(5.0)	$(6.8)
Minimum pension liability adjustments	(3.0)
Accumulated unrealized net loss on derivative contracts	(28.3)
Accumulated foreign currency translation adjustments	(269.7)	(214.2)

Net accumulated other comprehensive loss	$(306.0)	$(221.0)

NOTE D––Segment Information (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Revenues:
Net sales
Truck	$1,393.7	$2,009.8	$2,788.2	$4,218.4
All other	13.2	14.9	26.5	29.1

	1,406.9	2,024.7	2,814.7	4,247.5
Financial Services revenues	116.4	116.9	236.8	225.4

	$1,523.3	$2,141.6	$3,051.5	$4,472.9

Income before taxes:
Truck	$39.9	$161.4	$84.3	$369.2
All other	(.1)	12.6	(.2)	17.6

	39.8	174.0	84.1	386.8
Financial Services income before taxes	8.1	19.2	19.8	38.4
Investment income	9.2	11.1	18.8	21.9

	$57.1	$204.3	$122.7	$447.1

Included in “All other” is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense.

Note E––Other

Interest expense on Truck and Other external borrowings amounted to $2.2 and $5.1 for the three and six months ended June 30, 2001, compared to $3.5 and $6.8 for the three and six months ended June 30, 2000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           RESULTS OF OPERATIONS:

PACCAR recorded lower sales and net income in the second quarter and first half of 2001 compared to year-earlier levels. Second quarter consolidated net sales and financial services revenue decreased to $1.5 billion, 29% lower than the $2.1 billion reported for the comparable period in 2000. Net income of $39.5 million decreased 70% from the $131.1 million earned in the second quarter of 2000. First half consolidated net sales and financial services revenues of $3.1 billion decreased approximately 32% compared to the $4.5 billion in the first half of 2000. First half net income of $83.8 million was approximately 71% below the $286.0 million earned in the year-earlier period.

Truck segment net sales in the second quarter of 2001 decreased 31% to $1.4 billion compared to $2.0 billion in the second quarter of 2000. First half Truck segment net sales declined 34% to $2.8 billion compared to $4.2 billion in the first half of 2000. Second quarter 2001 truck segment income before taxes of $39.9 million was 75% lower than the $161.4 million recorded in the year earlier period. First half 2001 results reflected a 77% decrease to $84.3 million from the $369.2 million earned in the first half of 2000.

Truck segment results in the second quarter and first half reflect the impact of the slowing global economy. Competitive pricing pressures reduced Truck segment gross margins in 2001 compared to the corresponding periods in 2000.The truck market in North America remains in a recessionary condition. This market continues to be impacted by high levels of used truck inventories, lower freight tonnage and higher costs for truck operators.

Industry production in Europe is expected to be 10% to 15% lower than the record level reached in 2000. DAF, the Company’s largest European truck subsidiary, reduced production 5% in the second quarter in response to a lower level of orders. The traditional summer holiday factory closures of the Company’s European truck plants will impact the Company’s sales and profits in the third quarter compared to the first and second quarters of 2001.

PACCAR continued to reduce costs in response to lower sales activity. Truck and other selling, general and administrative (SG&A) expense declined over 9% in the second quarter and first half compared to the corresponding periods in 2000. However, as a percent of sales, SG&A increased to 6.7% and 6.8% for the second quarter and first half of 2001 compared to 5% in the year-earlier periods.

Financial Services second quarter revenues were comparable to 2000 while first half revenues of $236.8 million were 5% above first half 2000. Year to date consolidated average earning assets in 2001 increased two percent compared to the first half of 2000. Segment SG&A increased slightly to $15.1 million in the second quarter and $30.2 million for the half compared to $14.8 million and $29.6 million last year. The provision for losses increased to $22.4 million for the second quarter of 2001 compared to $9.3 million in 2000. For the first half of 2001 the provision increased to $40.6 million compared to $17.3 million in the prior year period. The higher provision was due to higher credit losses in the North American truck market. The higher credit losses are attributable to the weak truck market in the United States and Canada which resulted in a number of fleet bankruptcies and truck repossessions, as well as lower used truck prices. Segment pretax income decreased 58% to $8.1 million for the second quarter and decreased 48% to $19.8 million in the first half of 2001 compared to the year-earlier periods.

PACCAR's effective income tax rate for the second quarter and first half of 2001 declined to 30.8% and 31.7%, respectively from 35.8% and 36% for the corresponding periods last year. The decline in the effective rate was primarily due to an increase in the proportion of income earned from tax-advantaged investments and to the effect of higher expected utilization of NOL carryforwards at a European subsidiary acquired in 1998.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR's ratio of Truck and Other current assets to current liabilities declined from 1.47 at December 31, 2000 to 1.43 at June 30, 2001.

The decrease in net cash provided by operating activities in 2001 is due primarily to lower net income and a smaller increase in other liabilities in the Truck and Other segment. During the first half of 2001, PACCAR paid a special year-end and regular quarterly cash dividends. The Financial Services segment used net collections on finance and wholesale receivables and proceeds from repossessed equipment sales to reduce total borrowings. The effect of exchange rate changes on cash in both years is primarily attributable to changes in the euro in relation to the U.S. dollar.

In the third quarter of 2001, the Company will increase a $1.5 billion bank syndicated credit facility to $1.8 billion. The credit facility provides liquidity for commercial paper programs in the United States, Canada and Europe.

Other information on liquidity and capital resources as presented in the 2000 Annual Report to Stockholders continues to be relevant.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended June 30, 2001 For additional information, refer to Item 7a as presented in the 2000 Annual Report to Stockholders.

PART II––OTHER INFORMATION

For Items 1, 2, and 3, there was no reportable information for any of the three months ended June 30, 2001.

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

ITEM 5.            OTHER INFORMATION

The Company amended Article III of its bylaws on stockholder meetings.  Effective July 10, 2001 the bylaws provide that stockholders who wish to raise an item of business or nominate a director at the annual meeting, (other than those stockholder proposals included in the proxy materials) must give written notice to the Secretary not less than 90 nor more than 120 days prior to the first anniversary of the prior year's annual meeting.  The stockholder must be a stockholder of record at the time notice is given and the item of business must be a proper matter for stockholder action.  The full text of the amended bylaw is attached to this 10-Q as Exhibit 3(b).

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8–K

             (a)         Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

             (b)        No reports on Form 8–K have been filed for the quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc

(Registrant)

Date August 10, 2001	By /s/ G. D. Hatchel

G. D. Hatchel
Vice President and Controller
(Authorized Officer and
Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

3           Articles of incorporation and bylaws:

(a)         PACCAR Inc Certificate of Incorporation, as amended to April 29, 1997 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

(b)        PACCAR Inc Bylaw Article III, as amended to July 10, 2001.

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

(a)         PACCAR Inc Incentive Compensation Plan (incorporated by reference to Exhibit (10)(a) of the Annual Report on Form 10–K for the year ended December 31, 1980).

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