Form 10-Q
period 2001-09-30
PACCAR INC
filed 2001-11-09
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File No. 001-14817

PACCAR Inc

(Exact name of Registrant as specified in its charter)

Delaware	91-0351110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 - 106th Ave. N.E., Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $1 par value--76,741,516 shares as of October 31, 2001

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(In Millions Except Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
TRUCK AND OTHER:
Net Sales	$1,389.2	$1,648.3	$4,203.9	$5,895.8
Costs and Expenses
Cost of sales	1,255.9	1,463.3	3,798.1	5,121.0
Selling, general and administrative	90.3	92.8	281.6	304.9
Interest and other, net	1.2	.2	(1.7)	(8.9)
	1,347.4	1,556.3	4,078.0	5,417.0

Truck and Other Income Before Income Taxes

	41.8	92.0	125.9	478.8

FINANCIAL SERVICES:
Revenues	111.9	126.7	348.7	352.1
Costs and Expenses
Interest and other	64.8	79.9	211.0	220.0
Selling, general and administrative	15.8	15.9	46.0	45.5
Provision for losses on receivables	23.1	10.5	63.7	27.8
	103.7	106.3	320.7	293.3

Financial Services Income Before Income Taxes	8.2	20.4	28.0	58.8

Investment income	8.5	11.8	27.3	33.7
Total Income Before Income Taxes	58.5	124.2	181.2	571.3
Income taxes	19.1	31.1	58.0	192.2
Net Income	$39.4	$93.1	$123.2	$379.1

Net Income Per Share:
Basic	$.52	$1.22	$1.61	$4.93

Diluted	$.51	$1.21	$1.60	$4.90

Weighted Average Number of
Basic Shares Outstanding	76.5	76.4	76.4	76.8

Dividends declared and paid per share	$.30	$.30	$.90	$.90

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	September 30	December 31
ASSETS (Millions of Dollars)	2001	2000*
	(Unaudited)

TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$579.6	$515.0
Trade and other receivables, net of allowance for losses	507.7	530.8
Marketable securities	370.1	394.7
Inventories	274.7	303.1
Deferred taxes and other current assets	119.9	117.7
Total Truck and Other Current Assets	1,852.0	1,861.3
Equipment on lease, goodwill and other	473.7	412.8
Property, plant and equipment, net	829.1	882.6
Total Truck and Other Assets	3,154.8	3,156.7

FINANCIAL SERVICES:
Cash and cash equivalents	29.1	21.7
Finance and other receivables, net	4,489.9	4,904.5
Equipment on operating leases, net	164.0	139.0
Other assets	84.8	49.0
Total Financial Services Assets	4,767.8	5,114.2
	$7,922.6	$8,270.9

	September 30	December 31
LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000*
TRUCK AND OTHER:	(Unaudited)
Current Liabilities
Accounts payable and accrued expenses	$1,091.4	$1,097.7
Current portion of long-term debt and commercial paper	124.8	69.1
Dividend payable		76.4
Income taxes	20.7	25.2
Total Truck and Other Current Liabilities	1,236.9	1,268.4
Long–term debt	41.0	124.7
Other, including deferred taxes	585.4	512.0
Total Truck and Other Liabilities	1,863.3	1,905.1
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	148.5	92.2
Commercial paper and bank loans	2,294.9	2,273.7
Term debt	1,176.8	1,530.2
Deferred income taxes and other	190.7	220.6
Total Financial Services Liabilities	3,810.9	4,116.7
STOCKHOLDERS' EQUITY
Preferred stock, no par value:
Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 200.0 million shares, 79.1 million shares issued (including 2.4 million treasury shares)	79.1	78.8
Additional paid-in capital	653.6	643.0
Retained earnings	1,908.4	1,854.1
Less treasury shares--at cost	(105.8)	(105.8)
Accumulated other comprehensive income (loss)	(286.9)	(221.0)
Total Stockholders' Equity	2,248.4	2,249.1
	$7,922.6	$8,270.9

*  The December 31, 2000, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)	Nine Months Ended September 30
(Millions of Dollars)	2001	2000
NET CASH PROVIDED BY OPERATING ACTIVITIES	$270.2	$368.7

INVESTING ACTIVITIES:
Finance receivables originated	(1,115.4)	(1,837.0)
Collections on finance receivables	1,390.7	1,325.2
Net decrease (increase) in wholesale receivables	86.1	(26.5)
Marketable securities purchased	(388.0)	(206.7)
Marketable securities maturities and sales	418.8	240.8
Acquisition of property, plant and equipment	(49.1)	(82.6)
Acquisition of equipment for operating leases	(55.3)	(61.0)
Proceeds from asset disposals	19.1	29.1
Other	(17.0)	(8.8)
Net Cash Provided by (Used in) Investing Activities	289.9	(627.5)

FINANCING ACTIVITIES:
Purchase of treasury shares		(89.2)
Stock option transactions	8.4	5.5
Cash dividends paid	(145.4)	(194.6)
Net increase in commercial paper and bank loans	58.1	157.2
Proceeds of long-term debt	71.7	804.6
Payment of long-term debt	(460.0)	(474.1)
Net Cash (Used in) Provided by Financing Activities	(467.2)	209.4
Effect of exchange rate changes on cash	(20.9)	(34.1)
Net Increase (Decrease) in Cash and Equivalents	72.0	(83.5)
Cash and cash equivalents at beginning of period	536.7	528.4
Cash and cash equivalents at end of period	$608.7	$444.9

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements                                                                                                           (Millions of Dollars)

NOTE A--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Derivative Financial Instruments: On January 1, 2001, PACCAR adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities and related exposures. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for trading purposes. Derivatives are used only to hedge the volatility arising from movements in interest and foreign currency exchange rates. Gains or losses resulting from changes in the values of the derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative effect reduction to Other Comprehensive Income of $15.7 net of related income tax effects of $10.1. Hedge ineffectiveness for the three and nine months ended September 30, 2001 was immaterial, and no fair value hedges or cash flow hedges were derecognized or terminated during the period. The Truck and Other segment primarily utilizes foreign exchange derivative contracts. The fair value of these contracts is recorded as a Truck and Other asset or liability. Interest-rate contracts are used predominantly by the Company’s financial services operations. The fair value of substantially all of these contracts is recorded in the Financial Services segment. Derivative assets are included within “Other assets” and derivative liabilities are included within “Accounts payable, accrued expenses and other” in the accompanying consolidated balance sheets.

In the first nine months of 2001, the following amounts of unrealized net gains (losses) were realized and reclassified from other comprehensive loss:

Contract Type	Foreign currency exchange	Interest- rate

Gross	$1.2	$(5.1)
Deferred tax effect	(.4)	1.9
Net reclassification	$.8	$(3.2)

In the third quarter of 2001, unrealized net costs on interest rate contracts of $2.4 million, net of $1.4 million deferred tax benefit, were realized and reclassified from other comprehensive loss. All foreign exchange contracts outstanding at January 1, 2001 matured in the the first quarter of 2001.

Net benefits from foreign exchange contracts were recognized as a reduction to cost of sales. Net costs from interest-rate contracts were recognized as an addition to interest expense.

New Accounting Standards: In July, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for business combinations completed after June 30, 2001. The Company is currently analyzing the impact of recognizing intangible assets separately from goodwill, but does not expect it will be significant.

SFAS No. 142 discontinues the amortization of goodwill and indefinite lived intangible assets acquired after June 30, 2001. With respect to goodwill and indefinite lived intangible assets acquired prior to July 1, 2001, amortization will continue until adoption of the new standard. Amortization of goodwill for the first nine months of 2001 amounted to $2.3 million. The Company expects the effect of adoption, scheduled for January 1, 2002 will not be significant.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2001 presentation.

NOTE B--Inventories

	September 30	December 31
	2001	2000
Inventories at cost:	(Unaudited)
Finished products	$210.7	$202.0
Work in process and raw materials	189.6	225.0
	400.3	427.0
Less LIFO reserve	(125.6)	(123.9)
	$$274.7	$303.1

Under the LIFO method of accounting (used for approximately 44% of September 30, 2001, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts. Because inventory levels and costs are subject to many factors beyond management's control, the present estimates are subject to the final year-end LIFO inventory valuation.

NOTE C--Stockholders’ Equity

Comprehensive Income (Unaudited)

The components of comprehensive income, net of any related tax, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000

Net income	$39.4	$93.1	$123.2	$379.1
Other comprehensive income (loss):
Net unrealized gains (losses) on securities	3.0	.7	4.8	(6.6)
Minimum pension liability adjustments			(3.0)
Cumulative effect of accounting change for derivative contracts			(15.7)
Unrealized net gain (loss) on derivative contracts	(17.2)		(29.8)
Foreign currency translation adjustments	33.3	(40.3)	(22.2)	(73.4)
Net other comprehensive loss	19.1	(39.6)	(65.9)	(80.0)
Total comprehensive income	$58.5	$53.5	$57.3	$299.1

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following:

	September 30	December 31
	2001	2000
	(Unaudited)
Net unrealized losses on securities	$(2.0)	$(6.8)
Minimum pension liability adjustments	(3.0)
Accumulated unrealized net loss on derivative contracts	(45.5)
Accumulated foreign currency translation adjustments	(236.4)	(214.2)
Net accumulated other comprehensive loss	$(286.9)	$(221.0)

Additional Stock Issuances

On January 1, 2001, approximately 260,300 additional stock options previously granted to PACCAR employees became exercisable. For the nine months ended September 30, 2001, PACCAR issued an additional 273,600 common shares under terms of deferred compensation, employee stock option and nonemployee directors stock compensation arrangements.

Diluted Earnings Per Share (Unaudited)

The following table shows the additional shares added to basic shares outstanding to calculate diluted earnings per share. These amounts represent primarily the dilutive effect of stock options outstanding.

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Additional shares	492,000	444,000	444,000	469,000

NOTE D--Segment Information (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Revenues:
Net sales
Truck	$1,375.2	$1,633.4	$4,163.4	$5,851.8
All other	14.0	14.9	40.5	44.0
	1,389.2	1,648.3	4,203.9	5,895.8
Financial Services revenues	111.9	126.7	348.7	352.1
	$1,501.1	$1,775.0	$4,552.6	$6,247.9
Income before taxes:
Truck	$41.5	$79.0	$125.8	$448.2
All other	.3	13.0	.1	30.6
	41.8	92.0	125.9	478.8
Financial Services	8.2	20.4	28.0	58.8
Investment income	8.5	11.8	27.3	33.7
	$58.5	$124.2	$181.2	$571.3

Included in “All other” is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense. “All other” income before taxes includes intercompany interest income on net cash advances to the Company’s financial services subsidiaries. Interest charged to financial services amounts to $3.1 and $12.1 for the three and nine months ended September 30, 2001, compared to $5.3 and $14.5 for the three and nine months ended September 30, 2000.

NOTE E--Other

Interest expense on Truck and Other external borrowings amounted to $2.4 and $7.5 for the three and nine months ended September 30, 2001, compared to $2.8 and $9.6 for the three and nine months ended September 30, 2000.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

PACCAR recorded lower sales and net income in the third quarter and first nine months of 2001 compared to year-earlier levels. Third quarter consolidated net sales and financial services revenue decreased to $1.5 billion, 15% lower than the $1.8 billion reported for the comparable period in 2000. Net income of $39.4 million decreased 58% from the $93.1 million earned in the third quarter of 2000. Consolidated net sales and financial services revenues for the first nine months decreased 27% to $4.6 billion compared to $6.2 billion in 2000. Net income for the first nine months of 2001 decreased 68% to $123.2 million from $379.1 million in 2000. In 2000, income tax expense for the third quarter and first nine months was favorably impacted by a $12.4 million adjustment related to an NOL benefit.

Truck segment net sales in the third quarter of 2001 were $1.4 billion, 16% below the $1.6 billion in the third quarter of 2000. Third quarter Truck segment income before taxes of $41.5 million decreased 47% compared to the $79.0 million earned in the year-earlier period. For the first nine months of 2001, Truck segment net sales of $4.2 billion were 29% below the prior year. Year to date income before taxes reflected a 72% decrease to $125.8 million compared to the $448.2 million earned in 2000.

Truck segment results in the third quarter and first nine months reflect the impact of the slowing global economy. Competitive pricing pressures reduced Truck segment gross margins in 2001 compared to the corresponding periods in 2000. The truck market in North America remains in a recession. This market continues to be impacted by high levels of used truck inventories, lower freight tonnage and higher costs for truck operators. Class 8 retail unit sales for the industry in the first nine months of 2001 were 37% lower than last year. Although no near-term recovery to prior year levels is anticipated, in the third quarter, PACCAR made modest increases in its production rate for Kenworth and Peterbilt Class 8 trucks in response to slightly improved order intake.

While the European truck market is having a good year, the slowing Western European economy has resulted in a reduction in truck production compared to last year’s record level. In response to a lower level of orders, DAF, the Company’s largest European truck subsidiary, reduced production by 11% in the beginning of the fourth quarter.

PACCAR continued to reduce costs in response to lower sales activity. Truck and other selling, general and administrative (SG&A) expense declined almost 3% in the third quarter and more than 7% in the first nine months compared to the corresponding periods in 2000. However, as a percent of sales, SG&A expense increased to 6.5% and 6.7% for the third quarter and first nine months of 2001 compared to 5.6% and 5.2% for the comparable year-earlier periods.

Financial Services third quarter revenues of $111.9 million decreased 12% compared to 2000 due to a decline in interest rates and lower earning assets. Revenue for the first nine months of 2001 was $348.7 million compared to $352.1 million recorded in 2000. The segment’s net loan and lease portfolio declined 8.4% and 9.8%, respectively compared to the beginning of the year and to September 30, 2000. A new finance subsidiary, PACCAR Financial Europe (PFE), began operations in seven Western European countries in 2001. Growth in PFE’s loan and lease portfolios partially offset declines by the Company’s U.S. finance company. Segment SG&A remained comparable to year earlier amounts for both the quarter and year to date. The provision for losses increased to $23.1 million for the third quarter of 2001 compared to $10.5 million in 2000. For the first nine months of 2001 the provision increased to $63.7 million compared to $27.8 million in the prior year period. Credit losses in the United States continued at a high level as a result of a record number of fleet bankruptcies and truck repossessions, as well as lower used truck prices. Segment pretax income decreased 60% to $8.2 million for the third quarter and decreased 52% to $28.0 million in the first nine months of 2001 compared to the year-earlier periods.

PACCAR's effective income tax rate for the third quarter and first nine months of 2001 was 32.6% and 32.0%, respectively compared to 25.0% and 33.6% for the corresponding periods last year. Rates in both years are lower than those traditionally realized by the Company. This is due to an increase in the proportion of income earned from tax-advantaged investments and the effect of utilization of NOL carryforwards at a European subsidiary acquired in 1998.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR's ratio of Truck and Other current assets to current liabilities at September 30, 2001 increased to 1.50 from 1.47 at December 31, 2000.

The decrease in net cash from operations was due to lower net income, partially offset by changes in components of working capital, primarily consolidated accounts payable and accrued expense. In the first nine months of 2001, PACCAR paid a special year-end dividend and regular quarterly cash dividends. The Financial Services segment used net collections on finance and wholesale receivables to reduce total borrowings. The effect of exchange rate changes on cash in both years is primarily attributable to changes in the euro in relation to the U.S. dollar.

In March 2000, PACCAR’s largest financial services subsidiary, PACCAR Financial Corp. (PFC), completed a shelf registration under the Securities Act of 1933 to issue up to $2.5 billion of senior debt securities to the public. At the end of September 2001, $650 million of such securities had been issued. During the third quarter of 2001, the Company completed a new $1.825 billion syndicated bank line of credit facility, a portion of which matures in three years. At September 30, 2001 PACCAR had total unused lines of credit of $1.825 billion. These credit facilities are used to provide liquidity for the Company’s commercial paper programs.

Other information on liquidity and sources of capital as presented in the 2000 Annual Report to Stockholders continues to be relevant.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2001. For additional information, refer to Item 7a as presented in the 2000 Annual Report to Stockholders.

PART II--OTHER INFORMATION

For Items 1, 2 and 3, there was no reportable information for any of the three months ended September 30, 2001.

Reportable information in response to Item 4 was previously reported in the quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

Reportable information in response to Item 5 was previously reported in the quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

             (b)  No reports on Form 8-K have been filed for the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	November 9, 2001	By	/s/ G. D. Hatchel
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

             (b)  PACCAR Inc Bylaw Article III, as amended to July 10, 2001 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

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

             (b)  Amendment Number 1 to rights agreement dated as of December 10, 1998 between PACCAR Inc and First Chicago Trust Company of New York appointing Wells Fargo Bank N.A. as successor rights agent, effective as of the close of business September 15, 2000 (incorporated by reference to Exhibit (4)(b) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

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