Form 10-K405
period 2001-12-31
PACCAR INC
filed 2002-03-22
CIK 75362

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 2001

Commission File No. 001-14817

PACCAR INC

(Exact name of Registrant as specified in its charter)

Delaware	91-0351110
(State of incorporation)	(I.R.S. Employer Identification No.)

777 - 106th Ave. N.E., Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (425) 468-7400

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1 par value

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002:

Common Stock, $1 par value — $5.17 billion

The number of shares outstanding of the registrant’s classes of common stock, as of February 28, 2002:

Common Stock, $1 par value — 77,123,922 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held on April 30, 2002 are incorporated by reference into Part III.

PART I

ITEM 1.          BUSINESS

     (a) General Development of Business

     PACCAR Inc (the Company), incorporated under the laws of Delaware in 1971, is the successor to Pacific Car and Foundry Company which was incorporated in Washington in 1924. The Company traces its predecessors to Seattle Car Manufacturing Company formed in 1905.

     In the United States, the Company’s manufacturing operations are conducted through unincorporated divisions. Each of the divisions are responsible for at least one of the Company’s products. That responsibility includes new product development, applications engineering, manufacturing, marketing and selling.

     Outside the U.S., the Company manufactures and sells through wholly-owned subsidiary companies in the Netherlands, United Kingdom, Australia, Mexico, and Canada. An export sales division generally is responsible for sales outside primary markets.

     The Netherlands subsidiary also has a manufacturing plant located in Belgium, and uses foreign sales subsidiaries and importers to handle export sales to the European Union and Eastern Europe.

     Product financing and leasing is offered through subsidiaries located in North America, Australia,  United Kingdom, the Netherlands, Belgium, Germany, France, Italy and Spain.

     (b) Financial Information About Industry Segments and Geographic Areas

     Information about the Company’s industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on pages 44 and 45 of the Annual Report to Stockholders for the year ended December 31, 2001 and is incorporated herein by reference.

     (c) Narrative Description of Business

     The Company has two principal industry segments, (1) manufacture and distribution of light-, medium- and heavy-duty trucks and related aftermarket distribution of parts and (2) finance and leasing services provided to customers and dealers. The Company distributes trucks and parts primarily through its independent dealer network. The Company’s finance and leasing activities are principally related to Company products and associated equipment. Other manufactured products include industrial winches.

TRUCKS

     The Company and its subsidiaries design and manufacture trucks which are marketed under the Peterbilt, Kenworth, DAF and Foden nameplates in the heavy-duty diesel category. These vehicles, which are built in four plants in the United States, three in Europe and one each in Australia, Canada, and Mexico, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. Commercial trucks and related replacement parts comprise the largest segment of the Company’s business, accounting for  92% of total 2001 net sales and revenues.

     The Company, through its Peterbilt and Kenworth Divisions, competes in the North American Class 6/7 markets primarily with conventional models. These medium-duty trucks are assembled at the Company’s Ste. Therese, Quebec plant and at the Company’s facility in Mexicali, Mexico. This line of business represents a small, but increasing, percentage of the Company’s North American sales. The Company competes in the European light/medium (6 to 15 metric ton) commercial vehicle market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of the Company’s wholly-owned subsidiaries. During 2001, DAF completed its development of an updated light-line product. The new product, which began full-scale production in April 2001, was recently named 2002 International Truck of the Year in Europe.

     Trucks and related parts are sold to independent dealers for resale. Trucks manufactured in the U.S. and Canada for sale outside North America are marketed by PACCAR International, a U.S. division. Those sales are made through a worldwide network of dealers. Trucks manufactured in Australia, Mexico, the Netherlands and the United Kingdom are marketed in their primary markets through independent dealers and a small number of factory branches. Trucks manufactured in these countries for export to South America, Africa and Asia are marketed by DAF or PACCAR International.

     The Company’s trucks are essentially custom products and have a reputation for high quality. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures its own engines and axles and a higher percentage of other components for its heavy truck models.

     Raw materials and other components used in the manufacture of trucks are purchased from a number of suppliers. The Company purchases fully assembled cabs from a competitor for its European light/medium product line pursuant to a joint product development and long-term supply contract. Other than these components, the Company is not limited to any single source for any significant component. No significant shortages of materials or components were experienced in 2001. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

     Replacement truck parts are sold and delivered to the Company’s independent dealers through the Company’s parts distribution network. Parts are both manufactured by the Company and purchased from various suppliers. Replacement parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery.

     There were three other principal competitors in the U.S. Class 8 truck market in 2001. The Company’s share of that market was 19.5% of registrations in 2001. In Europe there were five other principal competitors in the commercial vehicle market in 2001, including parent companies to two competitors of the Company in the United States. The Company’s subsidiary, DAF, had an 11.4% share of the Western European heavy-duty market and a 7.7% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

     The Peterbilt, Kenworth, DAF and Foden nameplates are recognized internationally and play an important role in the marketing of the Company’s truck products. The Company engages in a continuous program of trademark and trade name protection in all marketing areas of the world.

     Although the Company’s truck products are subject to environmental noise and emission controls, competing manufacturers are subject to the same controls. The Company believes the cost of complying with noise and emission controls will not be detrimental to its business.

     The Company had a total production backlog of over $1 billion at the end of 2001. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90-day backlog approximated $0.8 billion at December 31, 2001 and 2000. Production of the year-end 2001 backlog is expected to be completed during 2002.

     The number of persons employed by the Company in its truck business at December 31, 2001 was approximately 14,700.

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

FINANCIAL SERVICES

     In North America, Australia and seven Western European countries, the Company provides financing and leasing arrangements principally for its manufactured trucks through wholly-owned finance companies. These companies provide inventory financing for independent dealers selling PACCAR products and retail and lease financing for new and used trucks and other transportation equipment sold principally by its independent dealers. Customer contracts are secured by the products financed or leased.

     PACCAR has a 49% equity ownership in DAF Financial Services (DFS) in Europe. Effective July 1, 2001, concurrent with the start-up of the wholly-owned PACCAR Financial Europe in seven Western European markets, DFS ceased writing new business.  DFS will continue to service existing assets until they are liquidated in the ordinary course of business.  This investment, which is recorded under the equity method, was $32 million at December 31, 2001.

     The Company also conducts full service leasing operations through wholly-owned subsidiaries in North America under the PacLease trade name. Selected dealers in North America are franchised to provide full service leasing.  The Company provides its franchisees equipment financing and managerial support.  The Company also operates full service lease outlets on its own behalf.

     PATENTS

     The Company owns numerous patents which relate to all product lines. Although these patents are considered important to the overall conduct of the Company’s business, no patent or group of patents is considered essential to a material part of the Company’s business.

     REGULATION

     As a manufacturer of highway trucks, the Company is subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. The Company believes it is in compliance with the Act and applicable safety standards.

     Information regarding the effects that compliance with international, federal, state and local provisions regulating the environment have on the Company’s capital and operating expenditures and the Company’s involvement in environmental cleanup activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements incorporated by reference in Items 7 and 8, respectively.

     EMPLOYEES

     On December 31, 2001, the Company employed a total of approximately 16,000 persons.

ITEM 2.          PROPERTIES

     The Company and its subsidiaries own and operate manufacturing plants in five U.S. states, three locations in Europe, and one each in Australia, Canada and Mexico. Several parts distribution centers, sales and service offices, and finance and administrative offices are also operated in owned or leased premises in these and other countries. DAF operates sales subsidiaries in owned or leased premises in various countries throughout Europe. Facilities for product testing and research and development are located in Skagit County, Washington and Eindhoven, the Netherlands. The Company’s corporate headquarters is located in owned premises in Bellevue, Washington.

     The Company considers substantially all of the properties used by its businesses to be suitable for their intended purposes. Most of the Company’s manufacturing facilities operated near their productive capacities for most of 1999. However, due to a significant downturn in the North American heavy truck market beginning in 2000, capacity in North America has been substantially underutilized in 2001.

     The following summarizes the number of the Company’s manufacturing plants by geographical location within indicated industry segments:

	U.S.	Canada	Australia	Mexico	Europe
Trucks	4	1	1	1	3
Other	2	—	—	—	—

     Properties located in Seattle, Washington, Torrance, California and Odessa, Texas are being held for sale. The properties in Torrance and Odessa were originally obtained principally as a result of business acquisitions in 1987.

ITEM 3.          LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company’s consolidated financial position.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S EQUITY AND RELATED STOCKHOLDER MATTERS

     Common Stock Market Prices and Dividends on page 47 of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated herein by reference.

ITEM 6.          SELECTED FINANCIAL DATA

     Selected Financial Data on page 46 of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated herein by reference.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 28 of the Annual Report to Stockholders for the year ended December 31, 2001 is incorporated herein by reference.

ITEM 7a.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk on page 48 of the Annual Report to Stockholders for the year ended December 31, 2001 is incorporated herein by reference.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated herein by reference:

Consolidated Balance Sheets
–– December 31, 2001 and 2000

Consolidated Statements of Income
–– Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders’ Equity
–– Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Comprehensive Income
— Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows
–– Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements
–– December 31, 2001, 2000 and 1999

Quarterly Results (Unaudited) on page 47 of the Annual Report to Stockholders for the years ended December 31, 2001 and 2000 are incorporated herein by reference.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Item 401(a), (d), (e) and Item 405 of Regulation S–K:

     Identification of directors, family relationships, and business experience on pages 4 and 5 of the proxy statement for the annual stockholders meeting of April 30, 2002 is incorporated herein by reference.

     Item 401(b) of Regulation S–K:

     Executive Officers of the registrant as of February 23, 2002:

Name and Age	Present Position and Other Position(s) Held During Last Five Years
Mark C. Pigott (48)	Chairman and Chief Executive Officer; Vice Chairman from January 1995 to December 1996. Mr. Pigott is the nephew of James C. Pigott, a director of the Company.

David J. Hovind (61)	President since 1992.

Michael A. Tembreull (55)	Vice Chairman since 1995.

Gary S. Moore (58)	Senior Vice President; Vice President from March 1997 to January 1999; Senior Vice President September 1992 to February 1997.

Thomas E. Plimpton (52)	Executive Vice President; Senior Vice President from June 1996 to July 1998.

Patrick F. Flynn (46)	Vice President, Chief Information Officer; Chief Information Officer from October 1997 to January 1998; previously Vice President of Systems Development, Fruit of the Loom, Inc.

G. Don Hatchel (57)	Vice President and Controller since 1991.

G. Glen Morie (59)	Vice President and General Counsel since 1983.

Kenneth R. Gangl (56)	Vice President since March 1999; previously President and Chief Executive Officer of Case Credit Corporation.

Officers are elected annually but may be appointed or removed on interim dates.

ITEM 11.       EXECUTIVE COMPENSATION

     Compensation of Directors and Executive Officers and Related Matters on pages 6 through 17 of the proxy statement for the annual stockholders meeting of April 30, 2002 is incorporated herein by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Stock ownership information on pages 3 through 4 of the proxy statement for the annual stockholders meeting of April 30, 2002 is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 2001.

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Listing of financial statements

The following consolidated financial statements of PACCAR Inc and subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated by reference in Item 8:

Consolidated Balance Sheets
— December 31, 2001 and 2000

Consolidated Statements of Income
— Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders’ Equity
— Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Comprehensive Income
— Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows
— Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements
— December 31, 2001, 2000 and 1999

(a) (2) Listing of financial statement schedules
All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

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

(c)   Indenture for Senior Debt Securities dated as of December 1, 1983, and first Supplemental Indenture dated as of June 19, 1989, between PACCAR Financial Corp. and Citibank, N.A., Trustee (incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10–K of PACCAR Financial Corp. dated March 26, 1984, File Number 0-12553 and Exhibit 4.2 to PACCAR Financial Corp.’s registration statement on Form S–3 dated June 23, 1989, Registration No. 33-29434).

(d)   Forms of Medium-Term Note, Series H (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.’s Registration Statement on Form S-3, dated March 11, 1996, Registration Number 333-01623).

Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series H (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333–01623).

(e)   Forms of Medium-Term Note, Series I (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated September 10, 1998, Registration Number 333-63153).

Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series I (incorporated by reference to Exhibit 4.3 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated September 10, 1998, Registration Number 333-63153).

(f)    Forms of Medium-Term Note, Series J (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated March 2, 2000, Registration Number 333-31502).

Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series J (incorporated by reference to Exhibit 4.3 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated March 2, 2000, Registration Number 333-31502).

(10) Material contracts

(a)   PACCAR Inc Incentive Compensation Plan (incorporated by reference to Exhibit (10)(a) of the Annual Report on Form 10–K for the year ended December 31, 1980).

(b)   Amended and Restated Supplemental Retirement Plan (incorporated by reference to Exhibit (10)(b) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

(c)   PACCAR Inc 1991 Long-Term Incentive Plan (incorporated by reference to Exhibit C of the 1997 Proxy Statement, dated March 20, 1997).

(d)   Amendment to the PACCAR Inc 1991 Long-Term Incentive Plan (incorporated by reference to Exhibit (10)(f) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

(e)   Amended and Restated Deferred Incentive Compensation Plan (incorporated by reference to Exhibit (10)(g) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

(f)    PACCAR Inc Senior Executive Incentive Plan (incorporated by reference to Exhibit D of the 1997 Proxy Statement, dated March 20, 1997).

(g)   PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Appendix A of the 2000 Proxy Statement, dated March 16, 2000).

(13) Annual report to security holders
Portions of the 2001 Annual Report to Shareholders have been incorporated by reference and are filed herewith.

(21) Subsidiaries of the registrant

(23) Consent of independent auditors

(24) Power of attorney
Powers of attorney of certain directors

(b)                       No reports on Form 8-K were filed for the three months ended December 31, 2001.

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

PACCAR Inc
Registrant

Date:	March 22, 2002	/s/ M. C. Pigott
M. C. Pigott, Director, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Title

	/s/ M. A. Tembreull	Director and Vice Chairman
	M. A. Tembreull	(Principal Financial Officer)

	/s/ G. D. Hatchel	Vice President and Controller
	G. D. Hatchel	(Principal Accounting Officer)

	*/s/ D. J. Hovind	Director and President
D. J. Hovind

	*/s/ H. A. Wagner	Director
H. A. Wagner

	*/s/ J. C. Pigott	Director
J. C. Pigott

	*/s/ J. M. Fluke, Jr.	Director
J. M. Fluke, Jr.

	*/s/ H. C. Stonecipher	Director
H. C. Stonecipher

	*/s/ D. K. Newbigging	Director
D. K. Newbigging

	*/s/ G. Grinstein	Director
G. Grinstein

	*/s/ W. G. Reed, Jr.	Director
W. G. Reed, Jr.

*By	/s/ M. C. Pigott
M. C. Pigott
Attorney-in-Fact

ANNUAL REPORT ON FORM 10–K

ITEM 14(c)

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2001

PACCAR INC AND SUBSIDIARIES

BELLEVUE, WASHINGTON