Form 10-Q
period 2002-03-31
PACCAR INC
filed 2002-05-10
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

        ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

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

(425) 468-7400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value—77,216,345 shares as of April 30, 2002

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(In Millions Except Per Share Amounts)

Three Months Ended March 31	2002	2001
TRUCK AND OTHER:
Net sales and revenues	$1,396.7	$1,407.8
Costs and Expenses
Cost of sales and revenues	1,255.8	1,269.4
Selling, general and administrative	88.0	96.6
Interest and other, net	2.6	(2.5)
	1,346.4	1,363.5
Truck and Other Income Before Income Taxes	50.3	44.3
FINANCIAL SERVICES:
Revenues	104.8	120.4
Costs and Expenses
Interest and other	59.7	75.4
Selling, general and administrative	16.8	15.1
Provision for losses on receivables	18.6	18.2
	95.1	108.7
Financial Services Income Before Income Taxes	9.7	11.7

Investment income	9.4	9.6
Total Income Before Income Taxes	69.4	65.6
Income taxes	22.2	21.3
Net Income	$47.2	$44.3

Net Income Per Share:
Basic	$.61	$.58

Diluted	.61	.58

Weighted Average Number of Basic Shares Outstanding	76.9	76.4

Dividends declared per share	$.30	$.30

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	March 31	December 31
ASSETS (Millions of Dollars)	2002	2001*
	(Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$699.5	$616.2
Trade and other receivables, net of allowance for losses	460.9	396.3
Marketable debt securities	348.6	406.9
Inventories	244.3	267.8
Deferred taxes and other current assets	150.2	146.9
Total Truck and Other Current Assets	1,903.5	1,834.1
Equipment on lease, goodwill and other	508.1	492.5
Property, plant and equipment, net	801.8	828.8

Total Truck and Other Assets	3,213.4	3,155.4

FINANCIAL SERVICES:
Cash and cash equivalents	37.4	39.0
Finance and other receivables, net	4,355.7	4,439.9
Equipment on operating leases, net	201.7	187.5
Other assets	91.8	92.1
Total Financial Services Assets	4,686.6	4,758.5

	$7,900.0	$7,913.9

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31	December 31
	2002	2001*
	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$1,063.1	$1,013.2
Current portion of long-term debt	101.4	101.2
Dividend payable		19.2
Total Truck and Other Current Liabilities	1,164.5	1,133.6
Long–term debt	39.8	40.7
Deferred revenues, taxes and other liabilities	726.5	696.3

Total Truck and Other Liabilities	1,930.8	1,870.6

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	94.1	97.2
Commercial paper and bank loans	1,762.5	1,919.5
Term debt	1,558.8	1,506.7
Deferred taxes and other liabilities	254.2	267.3
Total Financial Services Liabilities	3,669.6	3,790.7

STOCKHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 200.0 million shares, 79.6 million shares issued (including 2.4 million treasury shares)	79.6	79.2
Additional paid-in capital	679.3	658.1
Retained earnings	1,940.6	1,916.5
Less treasury shares—at cost	(105.8)	(105.8)
Accumulated other comprehensive loss	(294.1)	(295.4)
Total Stockholders’ Equity	2,299.6	2,252.6
`
	$7,900.0	$7,913.9

*     The December 31, 2001, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Three Months Ended March 31	2002	2001
NET CASH PROVIDED BY OPERATING ACTIVITIES	$149.0	$82.0

INVESTING ACTIVITIES:
Finance receivables originated	(351.4)	(333.4)
Collections on finance receivables	451.0	445.2
Net (increase) decrease in wholesale receivables	(19.8)	93.1
Marketable securities purchased	(176.0)	(183.1)
Marketable securities maturities and sales	231.1	242.7
Acquisition of property, plant and equipment	(7.7)	(14.6)
Acquisition of equipment for operating leases	(62.2)	(37.7)
Other	4.8	(10.5)
Net Cash Provided by Investing Activities	69.8	201.7

FINANCING ACTIVITIES:
Cash dividends paid	(42.3)	(99.4)
Stock option transactions	18.6	2.7
Net decrease in commercial paper and bank loans	(157.5)	(39.1)
Proceeds from long-term debt	156.4	7.3
Payments on long-term debt	(105.0)	(196.1)
Net Cash Used in Financing Activities	(129.8)	(324.6)
Effect of exchange rate changes on cash	(7.3)	(26.7)
Net Increase (Decrease) in Cash and Equivalents	81.7	(67.6)
Cash and cash equivalents at beginning of period	655.2	536.7
Cash and cash equivalents at end of period	$736.9	$469.1

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements                                                                                                          (Millions of Dollars)

NOTE A—Summary of Significant Accounting Policies (Unaudited)

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

New Accounting Standards: In June, 2001, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 142, “Goodwill and Other Intangible Assets”, which requires the cessation of goodwill amortization and that goodwill only be written down for impairments. There was no goodwill impairment on the Company’s adoption of FAS No. 142 on January 1, 2002. Amortization of goodwill in the first quarter of 2001 amounted to $.8 million.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2001 presentation.

NOTE B—Inventories

	March 31	December 31
	2002	2001
Inventories at cost:	(Unaudited)
Finished products	$193.3	$188.1
Work in process and raw materials	174.3	203.0

	367.6	391.1
Less LIFO reserve	(123.3)	(123.3)

	$244.3	$267.8

Under the LIFO method of accounting (used for approximately 45% of March 31, 2002 inventories), an actual valuation can be made only at the end of each year based on year–end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year–end amounts.

Notes to Consolidated Financial Statements                                                                            (In Millions, Except Share Amounts)

NOTE C—Stockholders’ Equity

Diluted Earnings Per Share

The following table shows the additional shares added to basic shares outstanding to calculate diluted earnings per share. These amounts represent primarily the dilutive effect of stock options outstanding.

Three Months Ended March 31 (Unaudited)	2002	2001
Additional shares	640,000	445,000

Comprehensive Income
The components of comprehensive income, net of any related tax, are as follows:

Three Months Ended March 31 (Unaudited)	2002	2001
Net income	$47.2	$44.3
Other comprehensive income (loss):
Net unrealized gains (losses) on securities	(1.8)	.9
Minimum pension liability adjustments		(3.0)
Cumulative effect of accounting change for derivative contracts		(15.7)
Unrealized net gain (loss) on derivative contracts	15.4	(17.7)
Foreign currency translation adjustments	(12.3)	(42.8)
Net other comprehensive income (loss)	1.3	(78.3)

Total comprehensive income (loss)	$48.5	$(34.0)

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was comprised of the following:

	March 31	December 31
	2002	2001
	(Unaudited)
Net unrealized losses on securities	$(4.2)	$(2.4)
Minimum pension liability adjustments	(8.8)	(8.8)
Accumulated unrealized net loss on derivative contracts	(21.9)	(37.3)
Accumulated foreign currency translation adjustments	(259.2)	(246.9)

Net accumulated other comprehensive loss	$(294.1)	$(295.4)

Other Capital Stock Changes:

Effective April 30, 2002, the Board of Directors adopted a resolution to retire the 2,395,000 treasury shares of the Company’s common stock. In a subsequent resolution, the Board declared a 50% stock dividend of the common stock of the Company to stockholders of record at the close of business on May 10, 2002, payable on or about May 28, 2002, with fractional shares to be paid in cash. Following issuance of the additional shares, net income per share will be computed using the new number of outstanding shares and all prior periods will be restated. All share and per share amounts herein are stated on a before-stock-dividend basis.

Notes to Consolidated Financial Statements

(Millions of Dollars)

NOTE D—Segment Information

Three Months Ended March 31 (Unaudited)	2002	2001
Net sales and revenues:
Trucks	$1,384.3	$1,394.5
All other	12.4	13.3
	1,396.7	1,407.8
Financial Services	104.8	120.4
	$1,501.5	$1,528.2

Income (loss) before income taxes:
Truck	$53.4	$43.0
All other	(3.1)	1.3

	50.3	44.3
Financial Services income before taxes	9.7	11.7
Investment income	9.4	9.6

	$69.4	$65.6

Included in “All other” is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense.

“All other” income (loss) before taxes includes intercompany interest income on cash advances to the Company’s financial services subsidiaries. Interest charged to financial services amounted to $2.2 for the three months ended March 31, 2002 compared to $5.0 for the three months ended March 31, 2001.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

PACCAR recorded net income of $47.2 million in the first quarter of 2002 compared to $44.3 million in the first quarter of 2001. Consolidated net revenues were down 2% to $1.50 billion. Improved profits from Truck operations were partially offset by lower Financial Services results.

Truck segment net sales and revenues of $1.38 billion in the first quarter of 2002 decreased slightly from year-earlier levels. Sales declined in Europe as industry truck sales there decreased 15% compared to the near-record levels of 2001. The impact of this decline was partially offset as DAF, the Company’s largest European truck subsidiary, increased its Western European market share to a record high 13%. Sales in the U.S. and Canada increased as the Company’s Peterbilt and Kenworth divisions increased build rates slightly.

Truck segment income before taxes increased 24% to $53.4 million from $43.0 million last year. Segment profits improved due to slightly higher margins and a 9% reduction in selling, general and administrative (SG&A) expense. As a percent of sales, margins were 10.1% in 2002 (9.8% in 2001) and SG&A expense was 6.3% in 2002 (6.9% in 2001.)

Industry truck orders in the U.S. and Canada have recently increased. Management believes that most of the increase in orders is due to ‘pull-forward purchases,’ as fleets try to minimize the negative impact of more costly engines being introduced on October 1, 2002 due to tougher emissions standards. Kenworth and Peterbilt are increasing production rates in response to the higher demand. While this will likely have a favorable effect on second and third quarters, the fourth quarter of 2002 could be unfavorably impacted as a result of the accelerated buying.

Financial Services segment pretax income of $9.7 million declined 17% compared to the first quarter of 2001. Revenues decreased 13% to $104.8 million from $120.4 million last year due to lower earning assets and lower interest rates. Interest expense also decreased due to lower debt levels and lower interest rates. Although credit losses in the U.S. finance subsidiary were slightly better than the first quarter of 2001, the provision for losses increased 2% to $18.6 million due to growth in the loss reserve. The increase in segment SG&A is attributable to PACCAR Financial Europe, the Company’s new finance subsidiary that began operations in seven Western European countries in the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s ratio of Truck and Other current assets to current liabilities of 1.63 at March 31, 2002 remained comparable to the ratio at the end of 2001. The total of cash and marketable debt securities increased $25 million to $1.05 billion at the end of the first quarter.

PACCAR’s largest financial services subsidiary, PACCAR Financial Corp., filed a shelf registration in March of 2000 under the Securities Act of 1933 which provides for the issuance of up to $2.5 billion of senior debt securities to the public. At the end of March 2002, $1.33 billion of such securities remain available for issuance.

The increase in net cash provided by operating activities in 2002 was due primarily to a decrease in inventories in the first quarter of the current year. During the first quarter of 2002, the Company paid a special year-end and regular first quarter cash dividend, reduced total borrowings, purchased equipment for operating leases, made capital additions and added to its cash reserves. These activities were funded by cash from operations, net loan and lease portfolio liquidations, net sales of marketable debt securities and proceeds from stock option exercises.

Other information on liquidity and sources of capital as presented in the 2001 Annual Report to Stockholders continues to be relevant.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended March 31, 2002. For additional information, refer to Item 7a as presented in the 2001 Annual Report on Form 10-K.

PART II—OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended March 31, 2002.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders was held on April 30, 2002.

(b)	The following persons were elected to serve as directors:

Class I - Term Expiring in 2005
John M. Fluke, Jr.
Gerald Grinstein
David J. Hovind
Michael A. Tembreull

Other persons whose term of office as a director continued after the meeting:

Class II - Term Expiring in 2003
James C. Pigott
Mark C. Pigott
William G. Reed, Jr.

Class III - Term Expiring in 2004
David K. Newbigging
Harry C. Stonecipher
Harold A. Wagner

(c)	Following is a brief description and vote count of all items voted upon at the annual meeting:

ITEM NO. 1: ELECTION OF DIRECTORS
Directors were elected with the following vote:

	Shares
	Voted	Shares	Broker
	“For”	“Withheld”	Nonvotes
John M. Fluke, Jr.	70,390,686	879,116	0
Gerald Grinstein	70,541,832	727,970	0
David J. Hovind	70,575,415	694,387	0
Michael A. Tembreull	70,547,477	722,325	0

ITEM NO. 2: APPROVAL OF THE AMENDMENTS TO THE PACCAR INC LONG TERM INCENTIVE PLAN (LTI PLAN)

Item No. 2 was approved with the following vote:

Shares	Shares
Voted	Voted
“For”	“Against”	Abstentions	Nonvotes
62,432,244	8,272,093	565,465	0

ITEM NO. 3: APPROVAL OF THE AMENDMENTS TO THE PACCAR INC SENIOR EXECUTIVE YEARLY INCENTIVE COMPENSATION PLAN (SEI PLAN)

Item No. 3 was approved with the following vote:

Shares	Shares
Voted	Voted
“For”	“Against”	Abstentions	Nonvotes
68,429,231	2,237,040	602,990	541

ITEM NO. 4: STOCKHOLDER PROPOSAL REGARDING SHAREHOLDER RIGHTS PLAN

Item No. 4 was not approved with the following vote:

Shares	Shares
Voted	Voted
“For”	“Against”	Abstentions	Nonvotes
31,854,569	34,105,757	909,512	4,399,964

                                    (d)       None

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

                                    (a)       Any exhibits filed herewith are listed in the accompanying index to exhibits.

                                    (b)       No reports on Form 8-K have been filed for the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	May 10, 2002	By	/s/ G. D. Hatchel
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

                                                Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series J (incorporated by reference to Exhibit 4.3 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated March 2, 2000, Registration Number 333-31502)

10                        Material contracts:

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

                                    (c)       Amended and Restated Deferred Incentive Compensation Plan (incorporated by reference to Exhibit (10)(g) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

                                    (d)       PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Appendix A of the 2000 Proxy Statement, dated March 16, 2000).

                                    (e)       PACCAR Inc Long Term Incentive Plan (incorporated by reference to Appendix A of the 2002 Proxy Statement, dated March 19, 2002).

                                    (f)      PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (incorporated by reference to Appendix B of the 2002 Proxy Statement, dated March 19, 2002).