Form 10-Q
period 2002-06-30
PACCAR INC
filed 2002-08-09
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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

Common Stock, $1 par value—115,879,524 shares as of July 31, 2002

FORM 10–Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(In Millions Except Per Share Amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
TRUCK AND OTHER:
Net sales and revenues	$1,694.8	$1,414.6	$3,091.5	$2,822.4
Costs and Expenses
Cost of sales and revenues	1,500.0	1,276.0	2,755.8	2,545.4
Selling, general and administrative	90.6	90.1	178.6	186.7
Interest and other, net	8.3	8.7	10.9	6.2
	1,598.9	1,374.8	2,945.3	2,738.3
Truck and Other Income Before Income Taxes	95.9	39.8	146.2	84.1
FINANCIAL SERVICES:
Revenues	107.0	116.4	211.8	236.8
Costs and Expenses
Interest and other	59.1	70.8	118.8	146.2
Selling, general and administrative	17.3	15.1	34.1	30.2
Provision for losses on receivables	15.6	22.4	34.2	40.6
	92.0	108.3	187.1	217.0
Financial Services Income Before Income Taxes	15.0	8.1	24.7	19.8

Investment income	3.7	9.2	13.1	18.8

Total Income Before Income Taxes	114.6	57.1	184.0	122.7
Income taxes	40.9	17.6	63.1	38.9
Net Income	$73.7	$39.5	$120.9	$83.8

Net Income Per Share:
Basic	$.64	$.34	$1.05	$.73
Diluted	$.63	$.34	$1.04	$.73

Weighted average number of basic shares outstanding	115.6	114.6	115.5	114.6
Dividends declared per share	$.20	$.20	$.40	$.40

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	June 30 2002	December 31 2001*
ASSETS (Millions of Dollars)
TRUCK AND OTHER:	(Unaudited)
Current Assets
Cash and cash equivalents	$670.4	$616.2
Trade and other receivables, net of allowance for losses	546.0	396.3
Marketable debt securities	423.5	406.9
Inventories	288.5	267.8
Deferred taxes and other current assets	164.0	146.9
Total Truck and Other Current Assets	2,092.4	1,834.1
Equipment on lease, goodwill and other	570.2	492.5
Property, plant and equipment, net	826.5	828.8
Total Truck and Other Assets	3,489.1	3,155.4

FINANCIAL SERVICES:
Cash and cash equivalents	28.4	39.0
Finance and other receivables, net	4,457.9	4,439.9
Equipment on operating leases, net	241.0	187.5
Other assets	92.3	92.1
Total Financial Services Assets	4,819.6	4,758.5
	$8,308.7	$7,913.9

	June 30 2002	December 31 2001*
LIABILITIES AND STOCKHOLDERS’ EQUITY
TRUCK AND OTHER:	(Unaudited)
Current Liabilities
Accounts payable and accrued expenses	$1,291.6	$1,013.2
Current portion of long-term debt and commercial paper	29.3	101.2
Dividend payable		19.2
Total Truck and Other Current Liabilities	1,320.9	1,133.6
Long-term debt	41.8	40.7
Deferred revenues, taxes and other liabilities	725.2	696.3
Total Truck and Other Liabilities	2,087.9	1,870.6
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	107.5	97.2
Commercial paper and bank loans	2,161.2	1,919.5
Term debt	1,247.7	1,506.7
Deferred taxes and other liabilities	259.7	267.3
Total Financial Services Liabilities	3,776.1	3,790.7
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 200.0 million shares, 115.9 million shares issued	115.9	79.2
Additional paid-in capital	539.5	658.1
Retained earnings	1,991.2	1,916.5
Less treasury shares—at cost		(105.8)
Accumulated other comprehensive loss	(201.9)	(295.4)
Total Stockholders’ Equity	2,444.7	2,252.6
	$8,308.7	$7,913.9

*     The December 31, 2001, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Six Months Ended June 30	2002	2001
CASH PROVIDED BY OPERATIONS	$325.8	$245.9

INVESTING ACTIVITIES:
Finance receivables originated	(808.2)	(734.6)
Collections on finance receivables	912.7	892.1
Net (increase) decrease in wholesale receivables	(64.9)	96.3
Marketable securities purchased	(539.8)	(270.2)
Marketable securities maturities and sales	521.9	326.9
Acquisition of property, plant and equipment	(23.1)	(33.3)
Acquisition of equipment for operating leases	(121.0)	(73.2)
Proceeds from asset disposals	13.3	15.2
Other	(7.6)	(17.4)
Net Cash (Used in) Provided by Investing Activities	(116.7)	201.8

FINANCING ACTIVITIES:
Cash dividends paid	(65.5)	(122.4)
Stock option transactions	20.7	3.3
Net increase (decrease) in commercial paper and bank loans	171.6	(85.1)
Proceeds from long-term debt	505.5	94.2
Payment of long-term debt	(842.0)	(338.7)
Net Cash Used in Financing Activities	(209.7)	(448.7)
Effect of exchange rate changes on cash	44.2	(35.6)
Net Increase (Decrease) in Cash and Equivalents	43.6	(36.6)
Cash and cash equivalents at beginning of period	655.2	536.7
Cash and cash equivalents at end of period	$698.8	$500.1

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	(Millions of Dollars)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

New Accounting Standards: In June, 2001, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 142, “Goodwill and Other Intangible Assets,” which requires the cessation of goodwill amortization and that goodwill only be written down for impairments.  There was no goodwill impairment on the Company’s adoption of FAS No. 142 on January 1, 2002.  Amortization of goodwill in the second quarter and first half of 2001 amounted to $.8 million and $1.5 million, respectively.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2002 presentation.

NOTE B—Inventories

	June 30 2002	December 31 2001
Inventories at cost:	(Unaudited)
Finished products	$207.1	$188.1
Work in process and raw materials	204.7	203.0
	411.8	391.1
Less LIFO reserve	(123.3)	(123.3)
	$288.5	$267.8

Under the LIFO method of accounting (used for approximately 42% of June 30, 2002, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

(In Millions, Except Share Amounts)

NOTE C—Stockholders’ Equity

Comprehensive Income (Unaudited)

The components of comprehensive income, net of any related tax, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net income	$73.7	$39.5	$120.9	$83.8
Other comprehensive income (loss):
Minimum pension liability adjustments	(.3)		(.3)	(3.0)
Cumulative effect of accounting change for derivative contracts				(15.7)
Unrealized net gains (losses) on derivative contracts	(8.0)	5.1	7.4	(12.6)
Net unrealized gains on securities	6.4	.9	4.6	1.8
Foreign currency translation adjustments	94.1	(12.7)	81.8	(55.5)
Net other comprehensive income (loss)	92.2	(6.7)	93.5	(85.0)
Total comprehensive income (loss)	$165.9	$32.8	$214.4	$(1.2)

Foreign currency translation adjustments in both years primarily resulted from the change in the value of the Euro relative to the U.S. dollar.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following:

	June 30 2002	December 31 2001
	(Unaudited)
Net unrealized gains (losses) on securities	$2.2	$(2.4)
Minimum pension liability adjustments	(9.1)	(8.8)
Accumulated unrealized net losses on derivative contracts	(29.9)	(37.3)
Accumulated foreign currency translation adjustments	(165.1)	(246.9)
Net accumulated other comprehensive loss	$(201.9)	$(295.4)

Diluted Earnings Per Share

The additional shares added to basic shares outstanding to calculate diluted earnings per share primarily represent the dilutive effect of stock options outstanding. This amounted to 916,000 and 637,000 for the three months ended June 30, 2002 and 2001. For the six months ended June 30, 2002 and 2001, the amounts were 938,000 and 652,000, respectively.

Other Capital Stock Changes

On April 30, 2002, the Company retired the 2,395,000 treasury shares of its common stock. On May 28, 2002, PACCAR paid a 50% stock dividend to stockholders.  All share and per share figures presented are adjusted for the effects of the stock dividend.

On January 1, 2002, approximately 674,000 stock options previously granted to PACCAR employees became exercisable. In the six months ended June 30, 2002, PACCAR issued 641,000 additional common shares under terms of deferred compensation, employee stock option and non-employee directors’ stock compensation arrangements.

NOTE D—Segment Information (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net sales and revenues:
Truck	$1,681.3	$1,395.0	$3,065.6	$2,789.5
All other	13.5	19.6	25.9	32.9
	1,694.8	1,414.6	3,091.5	2,822.4
Financial Services	107.0	116.4	211.8	236.8
	$1,801.8	$1,531.0	$3,303.3	$3,059.2

Income (loss) before income taxes:
Truck	$99.4	$40.9	$152.8	$83.9
All other	(3.5)	(1.1)	(6.6)	.2
	95.9	39.8	146.2	84.1
Financial Services	15.0	8.1	24.7	19.8
Investment income	3.7	9.2	13.1	18.8
	$114.6	$57.1	$184.0	$122.7

Included in “All other” is PACCAR’s industrial winch manufacturing business and other sales not attributable to a reportable segment, a portion of corporate expense and net interest charged to financial services. All other net sales and revenues and income (loss) before income taxes for the second quarter and first half of 2002 declined from prior year amounts due primarily to lower net interest income charged to the financial services segment as a result of lower advances outstanding.

Investment income declined in the second quarter due to a $5.1 million write-down of an equity investment to market value and lower interest rates.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

PACCAR recorded higher sales and net income in the second quarter and first half of 2002 compared to year-earlier levels. Second quarter 2002 net sales and financial services revenues increased to $1.8 billion, 18% higher than the $1.5 billion reported for the comparable period in 2001. Second quarter 2002 net income of $73.7 million increased 87% from the $39.5 million earned in the second quarter of 2001. First  half 2002 net sales and financial services revenues of $3.3 billion increased from $3.1 billion in the first half of 2001. First half 2002 net income of $120.9 million was 44% above the $83.8 million earned in the year-earlier period.

Truck segment net sales in the second quarter of 2002 increased 21% to $1.7 billion compared to $1.4 billion in the second quarter of 2001 and first half 2002 Truck segment net sales increased 10% to $3.1 billion compared to $2.8 billion in the first half of 2001. Second quarter 2002 Truck segment income before taxes of $99.4 million was 143% higher than the $40.9 million recorded in the year-earlier period. The first half 2002 Truck segment income before taxes of $152.8 million reflected an 82% increase from the $83.9 million earned in the first half of 2001.

Truck segment results in the second quarter and first half of 2002 were favorably impacted by steadily increasing Kenworth and Peterbilt production rates in the U.S. and Canada in the second quarter.  This was in response to an approximate 75 percent increase in heavy-duty truck orders in North America compared to the first half of 2001.  However, sales in Europe were lower reflecting the 15% market decline in 2002 heavy-duty truck sales compared to the near-record levels last year.  The impact of the market decline was somewhat offset by an increased market share for DAF, the Company’s largest European truck subsidiary.

The increase in demand and greater utilization of factory capacity resulted in gross margins of 11.5% for the three months ended June 30, 2002, and 10.9% for the first half of 2002.  Gross margins were 9.8% for the comparable periods in 2001.  Selling, general and administrative (SG&A) expense as a percent to sales improved to 5.3% for the second quarter and 5.8% for the first half of 2002 as cost controls were maintained despite the higher sales levels.  SG&A percent was 6.4% and 6.6% in the June 2001 quarter and first half, respectively.

Management continues to believe that most of the increase in truck orders in North America is due to “pull-forward purchases,” as fleets try to minimize the impact of more costly engines to be introduced effective October 1, 2002, due to tighter engine emissions standards.  While this will likely have a favorable impact on third quarter 2002 financial results, the fourth quarter could be unfavorably impacted as a result of the accelerated buying as well as slow growth of general freight.

Financial Services segment income before taxes in the second quarter of 2002 of $15.0 million increased 85% compared to the second quarter of 2001.  For the first half of 2002, income before taxes of $24.7 million was 25% higher than the first half of 2001.  Financial Services revenues and borrowing costs declined for the three and six months ended June 2002 compared to the prior year primarily as a result of lower interest rates.  Income before income taxes in 2002 improved primarily due to lower credit losses reflecting the benefits of improving used truck prices for PACCAR vehicles, lower truck repossessions and moderating fleet bankruptcies in the U.S.  Selling, general and administrative expenses increased in the second quarter and first half of 2002 due to higher expenses in Europe as PACCAR Financial Europe commenced operations in the second quarter of 2001.

PACCAR’s effective income tax rate for the second quarter and first half of 2002 increased to 35.7% and 34.3%, respectively from 30.8% and 31.7% for the corresponding periods last year. The higher effective rates in 2002 were primarily due to a decrease in the proportion of income earned from tax-advantaged investments.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s Truck and Other working capital (current assets minus current liabilities) increased $71 million during the first half of 2002 due to the positive operating results during the period.  Total cash and marketable debt securities in the first half of 2002 increased $60 million to $1.12 billion.

The increase in net cash provided by operating activities in 2002 is due primarily to higher net income. During the first half of 2002, the Company used cash to reduce manufacturing borrowings (including $77 million for the final debt payments on the 1996 acquisition of DAF Trucks), contribute $70 million to Company pension plans to reduce the funding deficit that existed at the end of 2001, pay dividends, and make capital equipment additions. These activities were funded primarily by cash generated from operations.  The Company funded its financial services activities from collections on existing finance receivables as well as borrowings in the capital markets.  The effect of exchange rate changes on cash in both years is primarily attributable to changes in the value of the Euro relative to the U.S. dollar.

PACCAR’s largest financial services subsidiary, PACCAR Financial Corp., filed a shelf registration in March of 2000 under the Securities Act of 1933 which provides for the issuance of up to $2.5 billion of senior debt securities to the public. At the end of June 2002, $980 million of such securities remain available for issuance.

Other information on liquidity and capital resources as presented in the 2001 annual report on Form 10-K continues to be relevant.

FORWARD LOOKING STATEMENTS:

Certain information presented in this Form 10-Q contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to global and local economic, political and industry conditions; competitive pressures; price changes impacting manufacturing and operating costs; insufficient or under-utilization of manufacturing capacity; and legislation and governmental regulation.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended June 30, 2002. For additional information, refer to the market risk disclosure in Item 7a as presented in the Company’s 2001 annual report on Form 10-K.

PART II—OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended June 30, 2002.

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

(b)   No reports on Form 8–K have been filed for the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	August 9, 2002	By	/s/ G. D. Hatchel
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

(a)

Rights agreement dated as of December 10, 1998, between PACCAR Inc and First Chicago Trust Company of New York setting forth the terms of the Series A Junior Participating Preferred Stock, no par value per share (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of PACCAR Inc dated December 21, 1998).

(b)

Amendment Number 1 to rights agreement dated as of December 10, 1998, between PACCAR Inc and First Chicago Trust Company of New York appointing Wells Fargo Bank N.A. as successor rights agent, effective as of the close of business September 15, 2000 (incorporated by reference to Exhibit (4)(b) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

(c)

Indenture for Senior Debt Securities dated as of December 1, 1983, and first Supplemental Indenture dated as of June 19, 1989, between PACCAR Financial Corp. and Citibank, N.A., Trustee (incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10-K of PACCAR Financial Corp. dated March 26, 1984, File Number 0-12553 and Exhibit 4.2 to PACCAR Financial Corp.’s registration statement on Form S-3 dated June 23, 1989, Registration No. 33-29434).

(d)

Forms of Medium-Term Note, Series H (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.’s Registration Statement on Form S-3, dated March 11, 1996, Registration Number 333-01623).

Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series H (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333-01623).

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

10	Material contracts:

	(a)	PACCAR Inc Incentive Compensation Plan (incorporated by reference to Exhibit (10)(a) of the Annual Report on Form 10-K for the year ended December 31, 1980).

	(b)	Amended and Restated Supplemental Retirement Plan (incorporated by reference to Exhibit (10)(b) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

	(c)	Amended and Restated Deferred Incentive Compensation Plan (incorporated by reference to Exhibit (10)(g) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

	(d)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Appendix A of the 2000 Proxy Statement, dated March 16, 2000).

	(e)	PACCAR Inc Long Term Incentive Plan (incorporated by reference to Appendix A of the 2002 Proxy Statement, dated March 19, 2002).

	(f)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (incorporated by reference to Appendix B of the 2002 Proxy Statement, dated March 19, 2002).

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.