Form 10-Q
period 2002-09-30
PACCAR INC
filed 2002-11-12
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Common Stock, $1 par value—115,885,577 shares as of October 31, 2002

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(In Millions Except Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
TRUCK AND OTHER:
Net Sales and Revenues	$1,886.1	$1,391.5	$4,977.6	$4,213.9

Cost of sales and revenues	1,623.9	1,257.2	4,379.7	3,802.6
Selling, general and administrative	86.6	88.2	265.2	274.9
Interest and other, net	(.1)	4.3	10.8	10.5
	1,710.4	1,349.7	4,655.7	4,088.0
Truck and Other Income Before Income Taxes	175.7	41.8	321.9	125.9

FINANCIAL SERVICES:
Revenues	110.2	111.9	322.0	348.7

Interest and other	60.1	64.8	178.9	211.0
Selling, general and administrative	16.9	15.8	51.0	46.0
Provision for losses on receivables	10.6	23.1	44.8	63.7
	87.6	103.7	274.7	320.7
Financial Services Income Before Income Taxes	22.6	8.2	47.3	28.0

Investment income	6.2	8.5	19.3	27.3
Total Income Before Income Taxes	204.5	58.5	388.5	181.2

Income taxes	75.6	19.1	138.7	58.0
Net Income	$128.9	$39.4	$249.8	$123.2

Net Income Per Share:
Basic	$1.11	$.34	$2.16	$1.07
Diluted	$1.11	$.34	$2.15	$1.07
Weighted Average Shares Outstanding:
Basic	115.7	114.7	115.5	114.6
Diluted	116.3	115.4	116.3	115.3
Dividends declared per share	$.20	$.20	$.60	$.60

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

ASSETS (Millions of Dollars)	September 30 2002	December 31 2001*
	(Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$707.3	$616.2
Trade and other receivables, net of allowance for losses	522.9	396.3
Marketable debt securities	545.2	406.9
Inventories	386.5	267.8
Deferred taxes and other current assets	117.8	146.9
Total Truck and Other Current Assets	2,279.7	1,834.1
Equipment on lease, goodwill and other	577.4	492.5
Property, plant and equipment, net	804.9	828.8
Total Truck and Other Assets	3,662.0	3,155.4

FINANCIAL SERVICES:
Cash and cash equivalents	40.5	39.0
Finance and other receivables, net	4,525.5	4,439.9
Equipment on operating leases, net	285.5	187.5
Other assets	87.7	92.1
Total Financial Services Assets	4,939.2	4,758.5
	$8,601.2	$7,913.9

*     The December 31, 2001 consolidated balance sheet has been derived from audited financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30 2002	December 31 2001*
	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$1,359.6	$1,013.2
Current portion of long-term debt and commercial paper	36.8	101.2
Dividend payable		19.2
Total Truck and Other Current Liabilities	1,396.4	1,133.6
Long-term debt	33.7	40.7
Deferred revenues, taxes and other liabilities	750.3	696.3
Total Truck and Other Liabilities	2,180.4	1,870.6
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	141.4	97.2
Commercial paper and bank loans	2,074.1	1,919.5
Term debt	1,341.9	1,506.7
Deferred taxes and other liabilities	317.6	267.3
Total Financial Services Liabilities	3,875.0	3,790.7
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 200.0 million shares, 115.9 million shares issued (79.2 million issued at December 31)	115.9	79.2
Additional paid-in capital	544.0	658.1
Retained earnings	2,095.6	1,916.5
Less treasury shares–at cost		(105.8)
Accumulated other comprehensive loss	(209.7)	(295.4)
Total Stockholders’ Equity	2,545.8	2,252.6
	$8,601.2	$7,913.9

*     The December 31, 2001 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Nine Months Ended September 30	2002	2001
CASH PROVIDED BY OPERATIONS	$665.6	$356.7

INVESTING ACTIVITIES:
Finance receivables originated	(1,314.6)	(1,115.4)
Collections on finance receivables	1,372.1	1,388.6
Net (increase) decrease in wholesale receivables	(110.0)	86.1
Marketable securities purchased	(938.4)	(388.0)
Marketable securities maturities and sales	805.7	418.8
Acquisition of property, plant and equipment	(35.0)	(48.4)
Acquisition of equipment for operating leases	(206.2)	(139.2)
Proceeds from asset disposals	18.0	17.8
Other	(.9)	(16.9)
Net Cash (Used in) Provided by Investing Activities	(409.3)	203.4

FINANCING ACTIVITIES:
Stock option transactions	20.8	8.4
Cash dividends paid	(88.7)	(145.4)
Net increase in commercial paper and bank loans	109.4	58.1
Proceeds of long-term debt	665.8	71.7
Payment of long-term debt	(914.6)	(460.0)
Net Cash Used in Financing Activities	(207.3)	(467.2)
Effect of exchange rate changes on cash	43.6	(20.9)
Net Increase in Cash and Equivalents	92.6	72.0
Cash and cash equivalents at beginning of period	655.2	536.7
Cash and cash equivalents at end of period	$747.8	$608.7

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions of Dollars)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

New Accounting Standards: In June, 2001, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 142, “Goodwill and Other Intangible Assets”, which requires the cessation of goodwill amortization and that goodwill only be written down for impairments. There was no goodwill impairment on the Company’s adoption of FAS No. 142 on January 1, 2002. Amortization of goodwill in the third quarter and first nine months of 2001 amounted to $.8 and $2.3, respectively.

Accounting Change: Effective January 1, 2003, the Company will elect to expense the fair value of employee stock options granted subsequent to the date of election in accordance with FAS No. 123, “Accounting for Stock-Based Compensation”. As required under FAS No. 123, options granted prior to adoption of the fair value method will continue to be accounted for using the intrinsic value method. The Financial Accounting Standards Board is currently reviewing the existing transition rules under FAS No. 123. Any new rules resulting from this review could impact the Company’s planned method of adoption. The expected impact on future results of operations, under current accounting rules, is not expected to be significant.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2002 presentation.

NOTE B—Inventories

	September 30 2002	December 31 2001
Inventories at cost:
Finished products	$209.3	$188.1
Work in process and raw materials	300.5	203.0
	509.8	391.1
Less LIFO reserve	(123.3)	(123.3)
	$386.5	$267.8

Under the LIFO method of accounting (used for approximately 51% of September 30, 2002, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, the Company’s interim valuations are based on management’s estimates of year-end amounts.

(In Millions Except Share Amounts)

NOTE C–Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Net income	$128.9	$39.4	$249.8	$123.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.8)	33.3	80.0	(22.2)
Net unrealized losses on derivative contracts	(10.2)	(17.2)	(2.8)	(29.8)
Net unrealized gains on securities	4.2	3.0	8.8	4.8
Minimum pension liability adjustments			(.3)	(3.0)
Cumulative effect of accounting change for derivative contracts				(15.7)
Net other comprehensive income (loss)	(7.8)	19.1	85.7	(65.9)
Total comprehensive income	$121.1	$58.5	$335.5	$57.3

Foreign currency translation adjustments in both years primarily resulted from the change in the value of the Euro relative to the U.S. dollar.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following:

	September 30 2002	December 31 2001
Net unrealized gains (losses) on securities	$6.4	$(2.4)
Minimum pension liability adjustments	(9.1)	(8.8)
Accumulated net unrealized losses on derivative contracts	(40.1)	(37.3)
Accumulated foreign currency translation adjustments	(166.9)	(246.9)
Net accumulated other comprehensive loss	$(209.7)	$(295.4)

Diluted Earnings Per Share

The additional shares added to basic shares outstanding to calculate diluted earnings per share primarily represent the dilutive effect of stock options outstanding. These shares amounted to 625,000 and 738,000 for the three months ended September 30, 2002 and 2001. For the nine months ended September 30, 2002 and 2001, the share amounts were 823,000 and 666,000.

Other Capital Stock Changes

On April 30, 2002, the Company retired the 2,395,000 treasury shares of its common stock. On May 28, 2002, PACCAR paid a 50% stock dividend to stockholders. All share and per share figures presented are adjusted for the effects of the stock dividend.

On January 1, 2002, approximately 674,000 stock options previously granted to PACCAR employees became exercisable. For the nine months ended September 30, 2002, PACCAR issued 646,000 additional common shares from the exercise of employee stock options.

NOTE D—Segment Information

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Net sales and revenues:
Truck	$1,872.2	$1,375.6	$4,937.8	$4,165.1
All other	13.9	15.9	39.8	48.8
	1,886.1	1,391.5	4,977.6	4,213.9
Financial Services	110.2	111.9	322.0	348.7
	$1,996.3	$1,503.4	$5,299.6	$4,562.6

Income (loss) before income taxes:
Truck	$178.4	$43.2	$331.2	$127.1
All other	(2.7)	(1.4)	(9.3)	(1.2)
	175.7	41.8	321.9	125.9
Financial Services income before income taxes	22.6	8.2	47.3	28.0
Investment income	6.2	8.5	19.3	27.3
	$204.5	$58.5	$388.5	$181.2

Included in “All other” is PACCAR’s industrial winch manufacturing business and other sales not attributable to a reportable segment, a portion of corporate expense and net interest charged to financial services. For the third quarter and first nine months of 2002, all other net sales and revenues declined and loss before income taxes increased due primarily to lower net interest income charged to the financial services segment as a result of lower advances outstanding and lower interest rates.

Investment income declined in the third quarter and first nine months of 2002 due to write-downs of an equity investment and lower interest rates, partially offset by higher investment balances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

PACCAR’s third quarter 2002 total net sales and revenues increased to $2.0 billion, which was 33% higher than the $1.5 billion reported for the comparable period in 2001. Third quarter 2002 net income of $128.9 million increased $89.5 million from the $39.4 million earned in the third quarter of 2001. Total net sales and revenues of $5.3 billion for the first nine months of 2002 increased from $4.6 billion in the first nine months of 2001. Net income for the first nine months of 2002 was $249.8 million compared to $123.2 million in 2001. Operations of both the Truck and Financial Services segments, as discussed further below, contributed to the improved results

Truck segment net sales and revenues in the third quarter of 2002 increased 36% to $1.9 billion compared to $1.4 billion in the third quarter of 2001. September year-to-date 2002 Truck segment net sales and revenues increased approximately 19% to $4.9 billion compared to $4.2 billion in the first nine months of 2001. Third quarter 2002 Truck segment income before income taxes of $178.4 million compared favorably to the $43.2 million recorded in the year-earlier period. September year-to-date 2002 Truck segment income before income taxes of $331.2 million reflected a 160% increase from the $127.1 million earned in the first nine months of 2001.

Truck segment results in the third quarter of 2002 benefited from higher Kenworth and Peterbilt production rates in North America. Third quarter 2002 North American production rates increased over 60% compared to a year ago reflecting the increase in truck orders due to “pull-forward purchases,” as truck operators minimized the impact of more costly engines introduced October 1, 2002. Fourth quarter 2002 and first quarter 2003 sales and profits could be unfavorably impacted as a result of the accelerated buying, increased fuel prices and slow growth of general freight. A work stoppage at PACCAR’s Peterbilt factory in Nashville, which began on September 3, continues. To meet customer demand, Peterbilt has increased the production rate at its other facilities.

Truck segment net sales and revenues in Europe in the third quarter were comparable to year earlier levels. The effects of a 10-15% decline in 2002 in the heavy–duty truck market were offset by an increased market share for DAF, the Company’s largest European truck subsidiary, and the impact of increases in the value of the euro versus the U.S. dollar.

Gross margins were 13.9% for the third quarter and 12.0% for the first nine months of 2002 versus 9.7% and 9.8% for the comparable periods in 2001. Higher margins in the current year resulted from greater utilization of factory capacity, cost reductions and an increase in truck prices fueled by stronger demand. Selling, general and administrative (SG&A) expense as a percent to sales improved to 4.6% for the third quarter and 5.3% for the first nine months of 2002 as cost controls were maintained despite the higher sales levels. The SG&A percentage was 6.3% and 6.5% for the three and nine months ended September 30 2001, respectively.

Financial Services segment income before taxes in the third quarter of 2002 of $22.6 million increased $14.4 million compared to the third quarter pretax results of $8.2 million recorded in 2001. For the first nine months of 2002, income before taxes of $47.3 million was 69% higher than the comparable period of 2001. Financial Services revenues and borrowing costs declined for the three and nine months ended September 2002 compared to the prior year primarily as a result of lower interest rates. Income before income taxes in 2002 improved largely due to lower credit losses reflecting the benefits of improving used truck prices for PACCAR vehicles, lower truck repossessions and moderating fleet bankruptcies in the United States. Selling, general and administrative expenses increased in the third quarter and first nine months of 2002 due to higher expenses in Europe from growth at PACCAR Financial Europe, which commenced operations in the second quarter of 2001.

PACCAR’s effective income tax rate for the third quarter and first nine months of 2002 increased to 37.0% and 35.7%, respectively from 32.6% and 32.0% for the corresponding periods last year. The higher effective rates in 2002 were primarily due to a higher proportion of income earned in the U.S. and higher effective foreign tax rates.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s Truck and Other working capital (current assets minus current liabilities) increased $183 million during the first nine months of 2002 due to the positive operating results during the period. Total Truck and Other cash and marketable debt securities increased $229 million to $1.25 billion in the first nine months of 2002.

The increase in net cash provided by operating activities in 2002 is due primarily to higher net income, changes in components of working capital, and the timing of income tax refunds and payments in the current year. During the first nine months of 2002, the Company used cash to reduce manufacturing borrowings (including $77 million for the final debt payments on the 1996 acquisition of DAF Trucks), contribute approximately $100 million to Company pension plans, pay dividends, and make capital equipment additions. These activities were funded primarily by cash generated from operations. The Company funded its financial services activities from collections on existing finance receivables as well as borrowings in the capital markets. The effect of exchange rate changes on cash in both years is primarily attributable to changes in the value of the euro relative to the U.S. dollar.

PACCAR’s largest financial services subsidiary, PACCAR Financial Corp., filed a shelf registration in March of 2000 under the Securities Act of 1933 which provides for the issuance of up to $2.5 billion of senior debt securities to the public. At the end of September 2002, $830 million of such securities remain available for issuance.

As of September 30, 2002, PACCAR had approximately $1.53 billion of credit line facilities with banks compared to $2.14 billion at December 31, 2001. During the first nine months of 2002 certain credit facilities matured and were replaced with new credit facilities with lower amounts reflecting reduced requirements.

In September, PACCAR’s board of directors approved plans to purchase on the open market, from time to time, up to three million shares of the Company’s outstanding common stock. The purchases would be funded either from cash reserves or cash provided by operations.

Other information on liquidity and sources of capital as presented in the 2001 Annual Report to Stockholders continues to be relevant.

FORWARD LOOKING STATEMENTS:

Certain information presented in this Form 10-Q contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales, particularly in the United States or Europe, resulting from slowing economic growth or other factors; increasing price competition in the U.S. and Europe; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; price changes, such as new emission-compliant engines, impacting manufacturing and operating costs; insufficient or under-utilization of manufacturing capacity; work stoppages at key Company or supplier facilities or other interruptions of supplies; the discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, increased warranty costs or litigation; changes in the cost or availability of insurance for the Company, its customers and suppliers; changes affecting the profitability of truck owners and operators; changes in costs and availability of external funding sources, or lower-than-anticipated residual values for leased vehicles and residual value guarantee contracts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2002. For additional information, refer to Item 7a as presented in the 2001 Annual Report to Stockholders.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II—OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for the quarter ended September 30, 2002.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reportable information in response to Item 4 was previously reported in the quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

(b)	The following report on Form 8-K has been filed for the quarter ended September 30, 2002:
(1) Current report on Form 8-K, filing of sworn statements pursuant to section 21(a)(1) of the Securities Exchange Act of 1934 was filed on August 12, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	November 8, 2002	By	/s/ R. E. Armstrong
R. E. Armstrong
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

CERTIFICATIONS

I, Mark C. Pigott, Chairman and Chief Executive Officer, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of PACCAR Inc;

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 8, 2002
/s/ Mark C. Pigott
Mark C. Pigott
Chairman and Chief Executive Officer
(Principal Executive Officer)

I, Michael A. Tembreull, Vice Chairman, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of PACCAR Inc;

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 8, 2002
/s/ Michael A. Tembreull
Michael A. Tembreull
Vice Chairman
(Principal Financial Officer)

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

(e)          Forms of Medium-Term Note, Series I (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated September 10, 1998, Registration Number 333-63153).

Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series I (incorporated by reference to Exhibit 4.5 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated September 10, 1998, Registration Number 333-63153).

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

99      Additional Exhibits:

(a)          Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

(b)         Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).