Form 10-K
period 2002-12-31
PACCAR INC
filed 2003-03-10
CIK 75362

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002:

Common Stock, $1 par value – $4.93 billion

The number of shares outstanding of the registrant’s classes of common stock, as of February 26, 2003:

Common Stock, $1 par value – 116,116,376 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2002, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held on April 22, 2003, are incorporated by reference into Part III.

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

(b) Financial Information About Industry Segments and Geographic Areas

Information about the Company’s industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on pages 46 and 47 of the Annual Report to Stockholders for the year ended December 31, 2002 and is incorporated herein by reference.

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

TRUCKS

The Company and its subsidiaries design and manufacture heavy-duty diesel trucks which are marketed under the Peterbilt, Kenworth, DAF and Foden nameplates. These vehicles, which are built in four plants in the United States, three in Europe and one each in Australia, Canada, and Mexico, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. Commercial trucks and related replacement parts comprise the largest segment of the Company’s business, accounting for 93% of total 2002 net sales and revenues.

The Company, through its Peterbilt and Kenworth Divisions, competes in the North American medium-duty (Class 6/7) markets primarily with conventional models. These medium-duty trucks are assembled at the Company’s Ste. Therese, Quebec plant and at the Company’s facility in Mexicali, Mexico. This line of business represents a small, but increasing, percentage of the Company’s North American sales. The Company competes in the European light/medium (6 to 15 metric ton) commercial vehicle market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of the Company’s wholly-owned subsidiaries.

Substantially all trucks and related parts are sold to dealers, which are independent except for a small number of factory branches. The Kenworth and Peterbilt nameplates are marketed and distributed by separate divisions in the U.S. and a foreign subsidiary in Canada. The Kenworth nameplate is also marketed and distributed by foreign subsidiaries in Mexico and Australia. The DAF and Foden nameplates are marketed and distributed by foreign subsidiaries headquartered in the Netherlands and United Kingdom, respectively. A U.S. division, PACCAR International, also markets all four nameplates outside each of their primary markets. The decision to operate as a subsidiary or as a division is incidental to Truck Segment operations and reflects legal, tax and regulatory requirements in the various countries where PACCAR operates.

The Truck Segment utilizes centrally managed purchasing, information technology, engineering technical research and testing, treasury and finance functions. Certain manufacturing plants in North America and Europe produce trucks for more than one nameplate in common production facilities, while other plants produce trucks for only one nameplate, depending on various factors. Also, as a result of the close similarity of the business models employed by each nameplate, best manufacturing practices within the Company are shared on a routine basis.

The Company’s trucks are essentially custom products and have a reputation for high quality. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures its own engines and axles and a higher percentage of other components for its heavy truck models. The value of truck components manufactured by independent suppliers ranges from approximately 50% in Europe to approximately 80% in North America.

Raw materials and other components used in the manufacture of trucks are purchased from a number of suppliers. The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 5% of consolidated revenues. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would either require the Company to contract for an alternative source of supply or for the Company to manufacture cabs itself. Other than these components, the Company is not limited to any single source for any significant component, although the sudden inability of a supplier to deliver components could have a temporary adverse effect on production of certain products. No significant shortages of materials or components were experienced in 2002. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

Replacement truck parts are sold and delivered to the Company’s independent dealers through the Company’s parts distribution network. Parts are both manufactured by the Company and purchased from various suppliers. Replacement parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. As a percentage of total consolidated net sales and revenues, parts sales were 15% in 2002, 16% in 2001 and 12% in 2000.

There were three other principal competitors in the U.S. and Canada Class 8 truck market in 2002. The Company’s share of that market was 23.6% of retail sales in 2002. In Europe there were five other principal competitors in the commercial vehicle market in 2002, including parent companies to two competitors of the Company in the United States. The Company’s subsidiary, DAF, had a 12.0% share of the Western European heavy-duty market and a 8.6% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

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

The Company had a total production backlog of $1.4 billion at the end of 2002. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90-day backlog approximated $1.1 billion at December 31, 2002, and $0.8 billion at December 31, 2001. Production of the year-end 2002 backlog is expected to be completed during 2003.

The number of persons employed by the Company in its truck business at December 31, 2002, was approximately 15,500.

OTHER BUSINESS

The Truck and Other businesses includes a division of the Company which manufacturers industrial winches in two U.S. plants and markets them under the Braden, Carco, and Gearmatic nameplates. The markets for these products are highly competitive and the Company competes with a number of well established firms. Sales of industrial winches were less than 1% of net sales and revenues in 2002, 2001 and 2000.

The Braden, Carco, and Gearmatic trademarks and trade names are recognized internationally and play an important role in the marketing of those products. The Company has an ongoing program of trademark and trade name protection in all relevant marketing areas.

FINANCIAL SERVICES

In North America, Australia and seven Western European countries, the Company provides financing and leasing arrangements principally for its manufactured trucks through wholly-owned finance companies operating under the PACCAR Financial or PacLease trade names. They provide inventory financing for independent dealers selling PACCAR products, and retail and lease financing for new and used trucks and other transportation equipment sold principally by its independent dealers. Receivables are secured by the products financed or leased.

PACCAR has a 49% equity ownership in DAF Financial Services (DFS) in Europe. Effective July 1, 2001, concurrent with the start-up of wholly-owned PACCAR Financial Europe in seven Western European markets, DFS ceased writing new business. At December 31, 2002 DFS had total assets of $425 million compared to $715 million at December 31, 2001. DFS will continue to service existing assets until they are liquidated in the ordinary course of business. This investment, which is recorded under the equity method, was $37 million at December 31, 2002. For DFS, operating results were insignificant for the three years ended December 31, 2002.

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

EMPLOYEES

On December 31, 2002, the Company employed a total of approximately 16,500 persons.

OTHER DISCLOSURES

The Company’s filings on Form 10-K, 10-Q, and 8-K and any amendments to those reports can be found on the Company’s website www.paccar.com/corp/finance.asp free of charge as soon as practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2.                              PROPERTIES

The Company and its subsidiaries own and operate manufacturing plants in five U.S. states, three locations in Europe, and one each in Australia, Canada and Mexico. Several parts distribution centers, sales and service offices, and finance and administrative offices are also operated in owned or leased premises in these and other countries. Facilities for product testing and research and development are located in Skagit County, Washington and Eindhoven, the Netherlands. The Company’s corporate headquarters is located in owned premises in Bellevue, Washington. The Company considers all of the properties used by its businesses to be suitable for their intended purposes.

Most of the Company’s manufacturing facilities increased their production levels in 2002 compared to the previous year. There is additional capacity utilization available in the Company’s North American and European facilities. The Company’s manufacturing facility in Australia operated near its productive capacity during the second half of 2002.

The following summarizes the number of the Company’s manufacturing plants by geographical location within indicated industry segments:

	U.S.	Canada	Australia	Mexico	Europe
Truck	4	1	1	1	3
Other	2	—	—	—	—

Properties located in Washington, California and Texas are being held for sale.

ITEM 3.                             LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company’s business or financial condition.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Market Prices and Dividends on page 49 of the Annual Report to Stockholders for the year ended December 31, 2002, are incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Outstanding options at December 31, 2002	Weighted-average exercise price of outstanding options	Shares available for grant
All stock compensation Plans approved by Shareholders	3,015,600	$32.82	6,887,000

All stock compensation plans have been approved by the shareholders.

ITEM 6.                             SELECTED FINANCIAL DATA

Selected Financial Data on page 48 of the Annual Report to Stockholders for the year ended December 31, 2002, are incorporated herein by reference.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 28 of the Annual Report to Stockholders for the year ended December 31, 2002, is incorporated herein by reference.

ITEM 7a.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk on page 50 of the Annual Report to Stockholders for the year ended December 31, 2002, is incorporated herein by reference.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2002, are incorporated herein by reference:

Consolidated Balance Sheets
–– December 31, 2002 and 2001

Consolidated Statements of Income
–– Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity
–– Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Comprehensive Income
— Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows
–– Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements
–– December 31, 2002, 2001 and 2000

Quarterly Results (Unaudited) on page 49 of the Annual Report to Stockholders for the years ended December 31, 2002 and 2001 are incorporated herein by reference.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 401(a), (d), (e) and Item 405 of Regulation S-K:

Identification of directors, family relationships, and business experience on pages 4 and 5 of the proxy statement for the annual stockholders meeting of April 22, 2003, is incorporated herein by reference.

Item 401(b) of Regulation S-K:

Executive Officers of the registrant as of February 23, 2003:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (49)	Chairman and Chief Executive Officer since 1997. Mr. Pigott is the nephew of James C. Pigott, a director of the Company.

David J. Hovind (62)	Vice Chairman; President from February 1992 to December 2002.

Michael A. Tembreull (56)	Vice Chairman since 1995.

Thomas E. Plimpton (53)	President; Executive Vice President from August 1998 to December 2002; previously Senior Vice President.

Patrick F. Flynn (47)	Vice President, Chief Information Officer since January 1998.

Ronald E. Armstrong (47)	Vice President and Controller; Operations Controller from December 1995 to October 2002.

G. Glen Morie (60)	Vice President and General Counsel since 1983.

Kenneth R. Gangl (57)	Vice President since March 1999; previously President and Chief Executive Officer of Case Credit Corporation.

Officers are elected annually but may be appointed or removed on interim dates.

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation of Directors and Executive Officers and Related Matters on pages 6 through 10 of the proxy statement for the annual stockholders meeting of April 22, 2003, is incorporated herein by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock ownership information on pages 3 and 4 of the proxy statement for the annual stockholders meeting of April 22, 2003, is incorporated herein by reference.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 2002.

ITEM 14.                      CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that, as of the Evaluation Date, the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Listing of financial statements

The following consolidated financial statements of PACCAR Inc and subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2002, are incorporated by reference in Item 8:

Consolidated Balance Sheets
— December 31, 2002 and 2001

Consolidated Statements of Income
— Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity
— Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Comprehensive Income
— Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows
— Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements
— December 31, 2002, 2001 and 2000

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

(b)              PACCAR Inc Bylaws, as amended to April 26, 1994 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994), and Bylaw Article III, as amended to July 10, 2001 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

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

(c)               Indenture for Senior Debt Securities dated as of December 1, 1983, and first Supplemental Indenture dated as of June 19, 1989, between PACCAR Financial Corp. and Citibank, N.A., Trustee (incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10–K of PACCAR Financial Corp. dated March 26, 1984, File Number 0-12553 and Exhibit 4.2 to PACCAR Financial Corp.’s registration statement on Form S–3 dated June 23, 1989, Registration Number 33-29434).

(d)              Forms of Medium-Term Note, Series H (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333-01623).

Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company.  Series H (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated March 11, 1996, Registration Number 333-01623).

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

(13)                                      Annual report to security holders

Portions of the 2002 Annual Report to Shareholders have been incorporated by reference and are filed herewith.

(21)                                      Subsidiaries of the registrant

(23)                                      Consent of independent auditors

(24)                                      Power of attorney

Powers of attorney of certain directors

(99)                                      Additional Exhibits

(a)               Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

(b)              Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

(b)                       No reports on Form 8-K were filed for the three months ended December 31, 2002

(c)                        Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

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

PACCAR Inc
Registrant

Date:	March 10, 2003	/s/ M. C. Pigott
M. C. Pigott, Director, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Title

	/s/ M. A. Tembreull	Director and Vice Chairman
	M. A. Tembreull	(Principal Financial Officer)

	/s/ R. E. Armstrong	Vice President and Controller
	R. E. Armstrong	(Principal Accounting Officer)

	*/s/ D. J. Hovind	Director
D. J. Hovind

	*/s/ H. A. Wagner	Director
H. A. Wagner

	*/s/ J. C. Pigott	Director
J. C. Pigott

	*/s/ J. M. Fluke, Jr.	Director
J. M. Fluke, Jr.

	*/s/ H. C. Stonecipher	Director
H. C. Stonecipher

	*/s/ D. K. Newbigging	Director
D. K. Newbigging

	*/s/ G. Grinstein	Director
G. Grinstein

	*/s/ W. G. Reed, Jr.	Director
W. G. Reed, Jr.

*By	/s/ M. C. Pigott
M. C. Pigott
Attorney-in-Fact

CERTIFICATIONS

I, Mark C. Pigott, Chairman and Chief Executive Officer, certify that:

1.         I have reviewed this annual report on Form 10-K of PACCAR Inc;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	March 10, 2003

/s/ Mark C. Pigott
Mark C. Pigott
Chairman and Chief Executive Officer (Principal Executive Officer)

I, Michael A. Tembreull, Vice Chairman, certify that:

1.         I have reviewed this annual report on Form 10-K of PACCAR Inc;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	March 10, 2003

/s/ Michael A. Tembreull
Michael A. Tembreull
Vice Chairman
(Principal Financial Officer)