Form 10-Q
period 2003-03-31
PACCAR INC
filed 2003-05-12
CIK 75362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value—116,247,266 shares as of April 30, 2003

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Amounts)

Three Months Ended March 31	2003	2002
TRUCK AND OTHER:
Net sales and revenues	$1,803.2	$1,396.7

Cost of sales and revenues	1,577.1	1,255.8
Selling, general and administrative	88.8	88.0
Interest and other, net	2.4	2.6
	1,668.3	1,346.4
Truck and Other Income Before Income Taxes	134.9	50.3

FINANCIAL SERVICES:
Revenues	113.6	104.8

Interest and other	61.2	59.7
Selling, general and administrative	17.6	16.8
Provision for losses on receivables	8.1	18.6
	86.9	95.1
Financial Services Income Before Income Taxes	26.7	9.7

Investment income	10.7	9.4
Total Income Before Income Taxes	172.3	69.4
Income taxes	61.5	22.2
Net Income	$110.8	$47.2

Net Income Per Share:
Basic	$.95	$.41
Diluted	.95	.41

Weighted Average Number of Common Shares Outstanding:
Basic	116.1	115.3
Diluted	116.7	116.2
Dividends declared per share	$.20	$.20

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS (Millions of Dollars)	March 31 2003	December 31 2002*
	(Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$842.4	$738.1
Trade and other receivables, net of allowance for losses	500.1	404.7
Marketable debt securities	480.9	535.3
Inventories	288.1	310.6
Deferred taxes and other current assets	105.6	112.9
Total Truck and Other Current Assets	2,217.1	2,101.6
Equipment on operating leases, net	465.8	447.3
Goodwill and other	237.3	222.9
Property, plant and equipment, net	816.7	818.4
Total Truck and Other Assets	3,736.9	3,590.2

FINANCIAL SERVICES:
Cash and cash equivalents	42.7	34.9
Finance and other receivables, net of allowance for losses	4,753.0	4,659.2
Equipment on operating leases, net	322.2	310.9
Other assets	121.7	107.3
Total Financial Services Assets	5,239.6	5,112.3
	$8,976.5	$8,702.5

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31 2003	December 31 2002*
	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$1,237.9	$1,149.3
Current portion of long-term debt and commercial paper	17.7	37.7
Dividend payable		71.4
Total Truck and Other Current Liabilities	1,255.6	1,258.4
Long-term debt and commercial paper	36.4	33.9
Residual value guarantees and deferred revenues	534.7	516.4
Deferred taxes and other liabilities	322.8	289.9
Total Truck and Other Liabilities	2,149.5	2,098.6
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	121.2	125.9
Commercial paper and bank loans	2,037.8	2,009.8
Term debt	1,575.9	1,517.8
Deferred taxes and other liabilities	341.9	349.7
Total Financial Services Liabilities	4,076.8	4,003.2
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 200.0 million shares, 116.2 million shares issued and outstanding	116.2	115.9
Additional paid-in capital	555.1	545.8
Retained earnings	2,200.8	2,113.3
Accumulated other comprehensive loss	(121.9)	(174.3)
Total Stockholders’ Equity	2,750.2	2,600.7
	$8,976.5	$8,702.5

*     The December 31 2002, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Three Months Ended March 31	2003	2002
NET CASH PROVIDED BY OPERATING ACTIVITIES	$190.8	$149.0

INVESTING ACTIVITIES:
Finance receivables originated	(374.0)	(351.4)
Collections on finance receivables	456.2	451.0
Net increase in wholesale receivables	(110.4)	(19.8)
Marketable securities purchased	(162.9)	(176.0)
Marketable securities maturities and sales	215.4	231.1
Acquisition of property, plant and equipment	(11.2)	(7.7)
Acquisition of equipment for operating leases	(44.5)	(62.2)
Other	5.8	4.8
Net Cash (Used in) Provided by Investing Activities	(25.6)	69.8

FINANCING ACTIVITIES:
Cash dividends paid	(94.7)	(42.3)
Stock option transactions	6.8	18.6
Net decrease in commercial paper and bank loans	(45.5)	(157.5)
Proceeds from long-term debt	198.5	156.4
Payments on long-term debt	(140.7)	(105.0)
Net Cash Used in Financing Activities	(75.6)	(129.8)
Effect of exchange rate changes on cash	22.5	(7.3)
Net Increase in Cash and Cash Equivalents	112.1	81.7
Cash and cash equivalents at beginning of period	773.0	655.2
Cash and cash equivalents at end of period	$885.1	$736.9

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Per Share Amounts)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

On May 28, 2002, PACCAR paid a 50% stock dividend to stockholders. All 2002 share and per share figures presented are adjusted for the effects of the stock dividend.

Accounting Change: Under provisions of FAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, effective January 1, 2003, PACCAR adopted prospectively the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation, for all new employee stock option awards. Under these provisions, expense is recognized for the estimated fair value over the option vesting period, generally three years for the Company. The expense related to stock-based employee compensation included in the determination of net income for the first quarter of 2003 was less than that which would be recognized if the fair value method were applied to all awards since the original effective date of FAS No. 123. Through the end of 2002, the Company used the intrinsic value method of accounting for these awards. Under the intrinsic value method, when the exercise price of option grants equals the market value of the underlying common stock at the date of grant, no compensation expense is reflected in the Company’s net income. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

Three Months Ended March 31	2003	2002
Net income, as reported	$110.8	$47.2
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	.5
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1.4)	(1.4)
Pro forma net income	$109.9	$45.8

Earnings per share:
Basic—as reported	$.95	$.41
Basic—pro forma	.95	.40

Diluted—as reported	$.95	$.41
Diluted—pro forma	.94	.39

NOTE B—Inventories

	March 31 2003	December 31 2002

Inventories at cost:
Finished products	$220.3	$197.7
Work in process and raw materials	194.8	238.5
	415.1	436.2
Less LIFO reserve	(127.0)	(125.6)
	$288.1	$310.6

Under the LIFO method of accounting (used for approximately 40% of March 31, 2003 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE C—Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and deferred revenue and accrued costs associated with optional extended warranty and repair and maintenance contracts. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

Beginning balance, January 1, 2003	$273.4
Cost accruals and revenue deferrals	35.8
Payments and revenue recognized	(42.4)
Translation	4.1
Ending balance, March 31, 2003	$270.9

NOTE D—Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, are as follows:

Three Months Ended March 31	2003	2002
Net income	$110.8	$47.2
Other comprehensive income:
Net unrealized losses on securities	(1.1)	(1.8)
Minimum pension liability adjustments	.2
Unrealized net gain on derivative contracts	5.4	15.4
Foreign currency translation adjustments	47.9	(12.3)
Net other comprehensive income	52.4	1.3
Total comprehensive income	$163.2	$48.5

Foreign currency translation adjustments in both years primarily resulted from the change in the value of the euro relative to the U.S. dollar.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following:

	March 31 2003	December 31 2002
Net unrealized gains on securities	$6.3	$7.4
Minimum pension liability adjustments	(20.1)	(20.3)
Accumulated unrealized net loss on derivative contracts	(34.3)	(39.7)
Accumulated foreign currency translation adjustments	(73.8)	(121.7)
Net accumulated other comprehensive loss	$(121.9)	$(174.3)

Other Capital Stock Changes

On January 1, 2003, approximately 797,000 stock options previously granted to PACCAR employees became exercisable. In the three months ended March 31, 2003, PACCAR issued 236,600 additional common shares under terms of employee stock option and non-employee directors’ stock compensation arrangements.

Diluted Earnings Per Share

The following table shows the additional shares added to weighted average basic shares outstanding to calculate diluted earnings per share. These amounts primarily represent the dilutive effect of stock options. Options outstanding considered antidilutive that have been excluded from the diluted earnings per share calculation are shown separately.

Three Months Ended March 31	2003	2002
Additional shares	622,000	960,000
Excluded antidilutive shares	486,000	—

NOTE E—Segment Information

Three Months Ended March 31	2003	2002
Net sales and revenues:
Truck
Total	$1,815.4	$1,410.8
Less intersegment	(26.6)	(26.5)
External customers	1,788.8	1,384.3
All other	14.4	12.4
	1,803.2	1,396.7
Financial Services	113.6	104.8
	$1,916.8	$1,501.5
Income (loss) before income taxes:
Truck	$138.6	$53.4
All other	(3.7)	(3.1)
	134.9	50.3
Financial Services income before income taxes	26.7	9.7
Investment income	10.7	9.4
	$172.3	$69.4

Included in “All other” is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense.

“All other” income (loss) before taxes includes intercompany interest income on cash advances to the Company’s financial services subsidiaries. Interest charged to financial services amounted to $2.4 for the three months ended March 31, 2003 compared to $2.2 for the three months ended March 31, 2002.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

PACCAR’s first quarter 2003 total net sales and revenues increased 28% to $1.92 billion compared to the $1.50 billion reported for the first quarter in 2002.  First quarter 2003 net income of $110.8 million increased 135% from the $47.2 million earned in the first quarter of 2002.  Both the Truck and Financial Services segments, as discussed further below, contributed to the improved financial results.

Truck segment net sales and revenues of $1.79 billion increased 29% in the first quarter of 2003 from $1.38 billion in the first quarter of 2002.  Truck segment income before income taxes of $138.6 million increased 160% compared to the $53.4 million recorded in the first quarter of 2002.

Truck segment results in the first quarter of 2003 benefited from higher heavy-duty truck production rates in all of the Company’s primary markets. Gross margins improved to 12.5% in the first quarter of 2003 from 10.1% in the first quarter of 2002 from increased selling prices, greater utilization of factory capacity and factory operating efficiencies.  Selling, general and administrative expense as a percent of sales decreased to 4.9% from 6.3% as the Company continues to maintain cost controls despite higher sales levels.  The increase in first quarter 2003 sales included $125 million from a stronger euro versus the U.S. dollar.  The positive impact of the stronger euro on pretax income was $15 million.

North American heavy-duty truck industry orders were 32% lower in the first quarter of 2003 compared to the first quarter of 2002, due in part to orders received in March last year to ensure production prior to the October 1, 2002 engine-emission changes.  It is currently anticipated that 2003 industry truck sales will be comparable to last year.  In Europe, the Company estimates a 5-10% reduction in industry truck sales compared to last year.

Financial Services segment revenues increased 8% to $113.6 million from $104.8 million last year due to higher asset levels.  Financial Services income before income taxes of $26.7 million in the first quarter 2003 increased 175% compared to the $9.7 million earned in the first quarter of 2002.  The improvement is due to lower credit losses and higher finance margins.  The lower credit losses compared to first quarter 2002 reflect lower truck repossessions and higher used truck prices.  Results for the remainder of 2003 are dependent on new business and numerous factors which impact the ability of customers to make timely payments, including the recent volatility in fuel prices and higher insurance costs.

PACCAR’s effective income tax rate for the first quarter of 2003 increased to 35.7% from 32.0% for the first quarter of 2002.  The higher effective rate in 2003 was primarily due to a higher proportion of income earned in the U.S. and a lower percentage of non-taxable investment income.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s Truck and Other working capital (current assets minus current liabilities) increased $118 million during the first quarter of 2003 due to the positive operating results during the period. Total Truck and Other cash and marketable debt securities increased $50 million to $1.32 billion at the end of the first quarter of 2003.

The increase in net cash provided by operating activities in 2003 was due primarily to higher net income in the current year. During the first quarter of 2003, the Company used cash to pay dividends, reduce truck and other borrowings and make capital additions.

PACCAR’s largest financial services subsidiary, PACCAR Financial Corp., filed a shelf registration in March of 2000 under the Securities Act of 1933 which provides for the issuance of up to $2.5 billion of senior debt securities to the public.  At the end of March 2003, $440 million of such securities remain available for issuance.  The Company plans to file a new shelf registration prior to the end of 2003.

Other information on liquidity and sources of capital as presented in the 2002 Annual Report to Stockholders continues to be relevant.

FORWARD LOOKING STATEMENTS:

Certain information presented in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; insufficient or under-utilization of manufacturing capacity; supplier interruptions; increased warranty costs or litigation, or legislative and governmental regulations.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended March 31, 2003. For additional information, refer to Item 7a as presented in the 2002 Annual Report on Form 10-K.

ITEM 4.                             CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this quarterly report (the Evaluation Date). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that, as of the Evaluation Date, the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended March 31, 2003.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                             The annual meeting of stockholders was held on April 22, 2003.

(b)                            The following persons were elected to serve as directors:

Class II - Term Expiring in 2003
James C. Pigott
Mark C. Pigott
William G. Reed, Jr.

Other persons whose term of office as a director continued after the meeting:

Class III - Term Expiring in 2004
David K. Newbigging
Harry C. Stonecipher
Harold A. Wagner

Class I - Term Expiring in 2005
John M. Fluke, Jr.
Gerald Grinstein
David J. Hovind
Michael A. Tembreull

(c)                             Following is a brief description and vote count of all items voted upon at the annual meeting:

ITEM NO. 1: ELECTION OF DIRECTORS

Directors were elected with the following vote:

	Shares Voted “For”	Shares “Withheld”	Broker Nonvotes
James C. Pigott	92,441,907	13,033,936	—
Mark C. Pigott	104,252,758	1,223,085	—
William G. Reed, Jr.	104,133,253	1,342,590	—

ITEM NO. 2: STOCKHOLDER PROPOSAL REGARDING SHAREHOLDER RIGHTS PLAN

Item No. 2 was not approved with the following vote:

Shares Voted “For”	Shares Voted “Against”	Abstentions	Broker Nonvotes
40,923,160	55,238,859	1,049,427	8,264,397

ITEM NO. 3: STOCKHOLDER PROPOSAL REGARDING THE ANNUAL ELECTION OF THE ENTIRE BOARD OF DIRECTORS

Item No. 3 was not approved with the following vote:

Shares Voted “For”	Shares Voted “Against”	Abstentions	Broker Nonvotes
42,638,124	53,723,245	850,077	8,264,397

ITEM NO. 4: STOCKHOLDER PROPOSAL REGARDING THE SEPARATION OF THE POSITIONS OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Item No. 4 was not approved with the following vote:

Shares Voted “For”	Shares Voted “Against”	Abstentions	Broker Nonvotes
25,231,140	71,044,629	935,677	8,264,397

(d)                            None

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)                             Any exhibits filed herewith are listed in the accompanying index to exhibits.

(b)                            No reports on Form 8-K have been filed for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	May 12, 2003	By	/s/ R. E. Armstrong
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

Date	May 12, 2003
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

Date	May 12, 2003
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

(d)                                 Forms of Medium-Term Note, Series I (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated September 10, 1998, Registration Number 333-63153).

Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series I (incorporated by reference to Exhibit 4.3 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated September 10, 1998, Registration Number 333-63153).

Exhibit (in order of assigned index numbers)

(e)                                  Forms of Medium-Term Note, Series J (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated March 2, 2000, Registration Number 333-31502).

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