Form 10-Q
period 2003-06-30
PACCAR INC
filed 2003-08-08
CIK 75362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

Common Stock, $1 par value—116,568,094 shares as of July 31, 2003

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
TRUCK AND OTHER:
Net sales and revenues	$1,895.1	$1,694.8	$3,698.3	$3,091.5

Cost of sales and revenues	1,656.4	1,500.0	3,234.4	2,755.8
Selling, general and administrative	86.9	90.6	175.7	178.6
Interest and other, net	.5	8.3	2.0	10.9
	1,743.8	1,598.9	3,412.1	2,945.3

Truck and Other Income Before Income Taxes	151.3	95.9	286.2	146.2

FINANCIAL SERVICES:
Revenues	117.1	107.0	230.7	211.8

Interest and other	62.1	59.1	123.3	118.8
Selling, general and administrative	17.8	17.3	35.4	34.1
Provision for losses on receivables	8.4	15.6	16.5	34.2
	88.3	92.0	175.2	187.1

Financial Services Income Before Income Taxes	28.8	15.0	55.5	24.7

Investment income	11.0	3.7	21.7	13.1

Total Income Before Income Taxes	191.1	114.6	363.4	184.0

Income taxes	67.0	40.9	128.5	63.1
Net Income	$124.1	$73.7	$234.9	$120.9

Net Income Per Share:
Basic	$1.06	$.64	$2.02	$1.05
Diluted	$1.06	$.63	$2.01	$1.04

Weighted Average Common Shares Outstanding:
Basic	116.5	115.6	116.3	115.5
Diluted	117.3	116.5	117.0	116.4
Dividends declared per share	$.22	$.20	$.42	$.40

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS (Millions of Dollars)	June 30 2003	December 31 2002*
	(Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$976.8	$738.1
Trade and other receivables, net of allowance for losses	500.7	404.7
Marketable debt securities	481.6	535.3
Inventories	295.6	310.6
Deferred taxes and other current assets	116.3	112.9
Total Truck and Other Current Assets	2,371.0	2,101.6
Equipment on operating leases, net	486.5	447.3
Goodwill and other	251.9	222.9
Property, plant and equipment, net	833.7	818.4
Total Truck and Other Assets	3,943.1	3,590.2

FINANCIAL SERVICES:
Cash and cash equivalents	42.8	34.9
Finance and other receivables, net of allowance for losses	4,825.1	4,659.2
Equipment on operating leases, net	370.2	310.9
Other assets	128.9	107.3
Total Financial Services Assets	5,367.0	5,112.3
	$9,310.1	$8,702.5

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30 2003	December 31 2002*
	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$1,248.5	$1,149.3
Current portion of long-term debt and commercial paper	20.7	37.7
Dividend payable		71.4
Total Truck and Other Current Liabilities	1,269.2	1,258.4
Long-term debt and commercial paper	32.1	33.9
Residual value guarantees and deferred revenues	554.8	516.4
Deferred taxes and other liabilities	326.6	289.9
Total Truck and Other Liabilities	2,182.7	2,098.6

FINANCIAL SERVICES:
Accounts payable and accrued expenses	153.2	125.9
Commercial paper and bank loans	1,993.6	2,009.8
Term debt	1,691.5	1,517.8
Deferred taxes and other liabilities	339.0	349.7
Total Financial Services Liabilities	4,177.3	4,003.2

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 200.0 million shares, 116.5 million shares issued and outstanding	116.5	115.9
Additional paid-in capital	570.2	545.8
Retained earnings	2,299.2	2,113.3
Accumulated other comprehensive loss	(35.8)	(174.3)
Total Stockholders’ Equity	2,950.1	2,600.7
	$9,310.1	$8,702.5

*             The December 31, 2002, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Six Months Ended June 30	2003	2002
CASH PROVIDED BY OPERATIONS	$366.4	$325.8

INVESTING ACTIVITIES:
Finance receivables originated	(889.5)	(808.2)
Collections on finance receivables	940.6	912.7
Net increase in wholesale receivables	(48.0)	(64.9)
Marketable securities purchases	(458.0)	(263.8)
Marketable securities maturities and sales	509.2	245.9
Acquisition of property, plant and equipment	(32.1)	(23.1)
Acquisition of equipment for operating leases	(121.2)	(121.0)
Proceeds from asset disposals	13.3	13.3
Other	(1.9)	(7.6)
Net Cash Used in Investing Activities	(87.6)	(116.7)

FINANCING ACTIVITIES:
Cash dividends paid	(120.4)	(65.5)
Stock option transactions	23.7	20.7
Net (decrease) increase in commercial paper and bank loans	(161.2)	171.6
Proceeds from long-term debt	443.2	505.5
Payment of long-term debt	(278.9)	(842.0)
Net Cash Used in Financing Activities	(93.6)	(209.7)
Effect of exchange rate changes on cash	61.4	44.2
Net Increase in Cash and Cash Equivalents	246.6	43.6
Cash and cash equivalents at beginning of period	773.0	655.2
Cash and cash equivalents at end of period	$1,019.6	$698.8

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Per Share Amounts)

NOTE A--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Accounting Change: Under provisions of Financial Accounting Standard (FAS) No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, effective January 1, 2003, PACCAR adopted prospectively the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation, for all new employee stock option awards. Under these provisions, expense is recognized for the estimated fair value over the option vesting period, generally three years for the Company. The expense related to stock-based employee compensation included in the determination of net income for the second quarter and first half of 2003 was less than that which would be recognized if the fair value method were applied to all awards since the original effective date of FAS No. 123. Through the end of 2002, the Company used the intrinsic value method of accounting for these awards. Under the intrinsic value method, when the exercise price of option grants equals the market value of the underlying common stock at the date of grant, no compensation expense is reflected in the Company’s net income. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income, as reported	$124.1	$73.7	$234.9	$120.9
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	.4		.9
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1.3)	(1.3)	(2.7)	(2.7)
Pro forma net income	$123.2	$72.4	$233.1	$118.2

Earnings per share:
Basic—as reported	$1.06	$.64	$2.02	$1.05
Basic—pro forma	1.06	.63	2.00	1.02

Diluted—as reported	$1.06	$.63	$2.01	$1.04
Diluted—pro forma	1.05	.62	1.99	1.02

Notes to Consolidated Financial Statements	(Millions of Dollars)

New Accounting Standard: In January, 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin  No. 51, which requires consolidation of certain variable interest entities formed after January 31, 2003. Certain other variable interest entities formed prior to that date are required to be consolidated beginning in the third quarter of 2003. In addition, FIN 46 requires certain other disclosures. PACCAR has no variable interest entities that fall within the scope of FIN 46 that must be consolidated prior to July 1, 2003. The effect of implementing FIN 46 in the third quarter of 2003 is not expected to be significant.

NOTE B--Inventories

	June 30 2003	December 31 2002
Inventories at cost:
Finished products	$236.4	$197.7
Work in process and raw materials	186.7	238.5
	423.1	436.2
Less LIFO reserve	(127.5)	(125.6)
	$295.6	$310.6

Under the LIFO method of accounting (used for approximately 36% of June 30, 2003, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE C—Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and deferred revenue and accrued costs associated with optional extended warranty and repair and maintenance contracts. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

Beginning balance, January 1, 2003	$273.4
Cost accruals and revenue deferrals	75.8
Payments and revenue recognized	(88.3)
Translation	14.2
Ending balance, June 30, 2003	$275.1

Notes to Consolidated Financial Statements	(Millions Except Share Amounts)

NOTE D--Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income	$124.1	$73.7	$234.9	$120.9
Other comprehensive income (loss):
Minimum pension liability adjustments	(.4)	(.3)	(.2)	(.3)
Unrealized net gains (losses) on derivative contracts	(.7)	(8.0)	4.7	7.4
Net unrealized gains (losses) on securities	.4	6.4	(.7)	4.6
Foreign currency translation adjustments	86.8	94.1	134.7	81.8
Net other comprehensive income	86.1	92.2	138.5	93.5
Total comprehensive income	$210.2	$165.9	$373.4	$214.4

Foreign currency translation adjustments in both years primarily resulted from the change in the value of the Euro relative to the U.S. dollar.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following:

	June 30 2003	December 31 2002
Net unrealized gains on securities	$6.7	$7.4
Minimum pension liability adjustments	(20.5)	(20.3)
Accumulated unrealized net losses on derivative contracts	(35.0)	(39.7)
Accumulated foreign currency translation adjustments	13.0	(121.7)
Net accumulated other comprehensive loss	$(35.8)	$(174.3)

Other Capital Stock Changes

On January 1, 2003, approximately 797,000 stock options previously granted to PACCAR employees became exercisable. In the six months ended June 30, 2003, PACCAR issued 581,000 additional common shares under terms of deferred compensation, employee stock option and non-employee directors’ stock compensation arrangements.

Diluted Earnings Per Share

The following table shows the additional shares added to weighted average basic shares outstanding to calculate diluted earnings per share. These amounts primarily represent the dilutive effect of stock options. Options outstanding with exercise prices in excess of the average common stock market price that have been excluded from the diluted earnings per share calculation are shown separately.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Additional shares	729,100	916,000	649,000	938,000
Excluded antidilutive shares	—	—	567,200	—

NOTE E--Segment Information

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net sales and revenues:
Truck
Total	$1,934.1	$1,719.7	$3,749.5	$3,130.5
Less intersegment	(53.7)	(38.4)	(80.3)	(64.9)
External customers	1,880.4	1,681.3	3,669.2	3,065.6
All other	14.7	13.5	29.1	25.9
	1,895.1	1,694.8	3,698.3	3,091.5
Financial Services	117.1	107.0	230.7	211.8
	$2,012.2	$1,801.8	$3,929.0	$3,303.3

Income (loss) before income taxes:
Truck	$152.7	$99.4	$291.3	$152.8
All other	(1.4)	(3.5)	(5.1)	(6.6)
	151.3	95.9	286.2	146.2
Financial Services	28.8	15.0	55.5	24.7
Investment income	11.0	3.7	21.7	13.1
	$191.1	$114.6	$363.4	$184.0

Included in “All other” is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense.

In 2002, investment income in the second quarter and first half was impacted by a $5.1 million write-down of an equity investment to market value.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

PACCAR’s second quarter 2003 total net sales and revenues increased 12% to $2.01 billion compared to the $1.80 billion reported for the second quarter in 2002. First half net sales and revenues increased 19% to $3.93 billion. Second quarter 2003 net income of $124.1 million increased 68% from the $73.7 million earned in the second quarter of 2002. First half net income increased 94% to $234.9 million. Both the Truck and Financial Services segments, as discussed further below, contributed to the improved financial results.

Truck segment net sales and revenues in the second quarter of 2003 increased 12% to $1.88 billion compared to $1.68 billion in the second quarter of 2002. First half 2003 Truck segment net sales increased 20% to $3.67 billion. Second quarter 2003 Truck segment income before taxes of $152.7 million was 54% higher than the $99.4 million recorded in the year-earlier period. The first half 2003 Truck segment income before taxes of $291.3 million nearly doubled from the $152.8 million earned in the first half of 2002.

Truck segment results in the second quarter and first half of 2003 benefited from higher heavy duty truck volumes in Europe and a positive impact from the increase in the value of the euro versus the dollar. DAF achieved a heavy truck year-to-date market share of 12.8% compared to 12.0% for full year 2002. The favorable impact on sales of the euro exchange rate was $140 million in the second quarter and $270 million in the first half. The positive impact of the stronger euro on net income in 2003 was $10 million for the second quarter and $20 million for the first half compared to the same periods in 2002.

Gross margins improved to 12.6% in the second quarter and 12.5% in the first half of 2003 from 11.5% in the second quarter and 10.9% in the first half of 2002 due to a combination of pricing improvements, factory operating efficiencies and other cost reductions. Selling, general and administrative (SG&A) expense decreased from prior year levels. As a percent of sales, SG&A decreased to 4.6% and 4.8% for the second quarter and first half of 2003 compared to year earlier levels of 5.3% and 5.8%, respectively. The Company continues to maintain cost controls despite higher sales levels.

North American heavy-duty truck industry orders increased 10% in the second quarter of 2003 compared to the first quarter of 2003. It is currently anticipated that 2003 full year North American industry truck sales will be comparable to last year. The Peterbilt Nashville plant, which reached agreement on a new labor contract in June, resumed production with its hourly work force in July. In Europe, it is estimated there will be a 5% reduction in full year industry truck sales compared to last year.

Financial Services segment revenues increased 9% to $117.1 million from $107.0 million for the quarter and to $230.7 million from $211.8 million for the first half due to higher asset levels. Financial Services income before income taxes of $28.8 million in second quarter 2003 increased 92% compared to the $15.0 million earned in the second quarter of 2002. For the first half, segment pretax earnings more than doubled to $55.5 million from $24.7 million in 2002. The improvement is due to higher earning assets, lower credit losses and higher finance margins. The lower credit losses reflect fewer truck repossessions and higher used truck prices.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s Truck and Other working capital (current assets minus current liabilities) increased $259 million during the first half of 2003 due to the positive operating results during the period. Total cash and marketable debt securities in the first half of 2003 increased by $185 million to $1.46 billion. In addition, a portion of the net cash provided by operating activities in 2003 was used to pay dividends, reduce truck and other borrowings and for capital expenditures.

PACCAR’s largest financial services subsidiary, PACCAR Financial Corp., filed a shelf registration in March of 2000 under the Securities Act of 1933 which provides for the issuance of up to $2.5 billion of senior debt securities to the public. At the end of June 2003, $200 million of such securities remain available for issuance. The Company plans to file a new shelf registration prior to the end of 2003.

At June 30, 2003, PACCAR had a syndicated credit facility of $1.275 billion, all of which was available for use by the Company. This credit facility is used to provide backup liquidity for the Company’s short-term borrowings. In July 2003 the syndicated credit facility was replaced with a $1.5 billion credit facility, $750 million of which matures in 2004 and another $750 million which matures in 2006.

Other information on liquidity and capital resources as presented in the 2002 annual report on Form 10-K continues to be relevant.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended June 30, 2003. For additional information, refer to the market risk disclosure in Item 7a as presented in the Company’s 2002 annual report on Form 10-K.

ITEM 4.                             CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended June 30, 2003.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

(b)              The following report on Form 8-K was filed during the quarter ended June 30, 2003:

(1)              On April 22, 2003, PACCAR issued a press release announcing its financial results for the first quarter ended March 31, 2003 and announcing that it would hold a conference call with securities analysts to discuss first quarter 2003 earnings to be held that same day.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	August 8, 2003	By	/s/ R. E. Armstrong
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

(c)               Indenture for Senior Debt Securities dated as of December 1, 1983, and first Supplemental Indenture dated as of June 19, 1989, between PACCAR Financial Corp. and Citibank, N.A., Trustee (incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10-K of PACCAR Financial Corp. dated March 26, 1984, File Number 0-12553 and Exhibit 4.2 to PACCAR Financial Corp.’s registration statement on Form S-3 dated June 23, 1989, Registration Number 33-29434).

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

31                                    Rule 13a-14(a)/15d-14(a) Certifications:

(a)               Certification of Principal Executive Officer.

(b)              Certification of Principal Financial Officer.

32                                    Section 1350 Certifications:

(a)               Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).