Form 10-Q
period 2003-09-30
PACCAR INC
filed 2003-11-07
CIK 75362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Common Stock, $1 par value—116,681,830 shares as of October 31, 2003

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
TRUCK AND OTHER:
Net sales and revenues	$1,940.2	$1,886.1	$5,638.5	$4,977.6

Cost of sales and revenues	1,695.9	1,627.9	4,930.3	4,383.7
Selling, general and administrative	82.7	82.6	258.4	261.2
Interest and other, net	1.3	(.1)	3.3	10.8
	1,779.9	1,710.4	5,192.0	4,655.7
Truck and Other Income Before Income Taxes	160.3	175.7	446.5	321.9

FINANCIAL SERVICES:
Revenues	118.3	110.2	349.0	322.0

Interest and other	59.9	60.1	183.2	178.9
Selling, general and administrative	18.5	16.9	53.9	51.0
Provision for losses on receivables	7.4	10.6	23.9	44.8
	85.8	87.6	261.0	274.7
Financial Services Income Before Income Taxes	32.5	22.6	88.0	47.3

Investment income	9.5	6.2	31.2	19.3
Total Income Before Income Taxes	202.3	204.5	565.7	388.5

Income taxes	69.8	75.6	198.3	138.7
Net Income	$132.5	$128.9	$367.4	$249.8

Net Income Per Share:
Basic	$1.14	$1.11	$3.15	$2.16
Diluted	$1.13	$1.11	$3.13	$2.15

Weighted Average Common Shares Outstanding:
Basic	116.7	115.7	116.5	115.5
Diluted	117.6	116.3	117.2	116.3
Dividends declared per share	$.22	$.20	$.64	$.60

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS (Millions of Dollars)	September 30 2003	December 31 2002*
	(Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,071.8	$738.1
Trade and other receivables, net of allowance for losses	538.8	404.7
Marketable debt securities	522.8	535.3
Inventories	290.7	310.6
Deferred taxes and other current assets	112.7	112.9
Total Truck and Other Current Assets	2,536.8	2,101.6
Equipment on operating leases, net	496.0	447.3
Goodwill and other	256.0	222.9
Property, plant and equipment, net	839.1	818.4
Total Truck and Other Assets	4,127.9	3,590.2

FINANCIAL SERVICES:
Cash and cash equivalents	51.1	34.9
Finance and other receivables, net of allowance for losses	4,799.7	4,659.2
Equipment on operating leases, net	382.0	310.9
Other assets	125.3	107.3
Total Financial Services Assets	5,358.1	5,112.3
	$9,486.0	$8,702.5

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30 2003	December 31 2002*
	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$1,360.9	$1,149.3
Current portion of long-term debt and commercial paper	7.4	37.7
Dividend payable		71.4
Total Truck and Other Current Liabilities	1,368.3	1,258.4
Long-term debt and commercial paper	32.2	33.9
Residual value guarantees and deferred revenues	560.3	516.4
Deferred taxes and other liabilities	311.6	289.9
Total Truck and Other Liabilities	2,272.4	2,098.6
FINANCIAL SERVICES:
Accounts payable and accrued expenses	160.9	125.9
Commercial paper and bank loans	1,801.9	2,009.8
Term debt	1,822.2	1,517.8
Deferred taxes and other liabilities	336.5	349.7
Total Financial Services Liabilities	4,121.5	4,003.2
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 200.0 million shares, 116.6 million shares issued and outstanding	116.6	115.9
Additional paid-in capital	576.2	545.8
Retained earnings	2,406.1	2,113.3
Accumulated other comprehensive loss	(6.8)	(174.3)
Total Stockholders’ Equity	3,092.1	2,600.7
	$9,486.0	$8,702.5

*     The December 31, 2002, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Nine Months Ended September 30	2003	2002
CASH PROVIDED BY OPERATIONS	$667.2	$665.6

INVESTING ACTIVITIES:
Finance receivables originated	(1,394.5)	(1,314.6)
Collections on finance receivables	1,408.6	1,372.1
Net decrease (increase) in wholesale receivables	13.6	(110.0)
Marketable securities purchases	(742.0)	(488.4)
Marketable securities maturities and sales	751.5	355.7
Acquisition of property, plant and equipment	(61.9)	(35.0)
Acquisition of equipment for operating leases	(178.8)	(206.2)
Proceeds from asset disposals	22.3	18.0
Other	(3.3)	(.9)
Net Cash Used in Investing Activities	(184.5)	(409.3)

FINANCING ACTIVITIES:
Stock option transactions	27.2	20.8
Cash dividends paid	(146.0)	(88.7)
Net (decrease) increase in commercial paper and bank loans	(375.2)	109.4
Proceeds of long-term debt	578.8	665.8
Payment of long-term debt	(283.0)	(914.6)
Net Cash Used in Financing Activities	(198.2)	(207.3)
Effect of exchange rate changes on cash	65.4	43.6
Net Increase in Cash and Cash Equivalents	349.9	92.6
Cash and cash equivalents at beginning of period	773.0	655.2
Cash and cash equivalents at end of period	$1,122.9	$747.8

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Per Share Amounts)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Accounting Changes:

Consolidation: In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires consolidation of existing noncontrolled entities if the entity is unable to finance its operations without additional support from PACCAR (the Company), or where the other investors do not have exposure to the significant risks and rewards of ownership. Under FIN 46, this type of noncontrolled entity would be considered to be a Variable Interest Entity (VIE) and subject to the new consolidations criteria. Beginning in the third quarter of 2003, FIN 46 requires the consolidation of VIEs in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Certain provisions of FIN 46 were deferred for adoption until the fourth quarter of 2003 under provisions of the recently issued FASB staff position FIN 46-6.

PACCAR adopted the required provisions of FIN 46 in the third quarter. There was no significant impact from adoption on the Company’s result of operations or financial position. The Company does not expect any significant impact from the adoption of the deferred provisions of FIN 46 in the fourth quarter.

Stock Compensation: Under provisions of FAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, effective January 1, 2003, PACCAR adopted prospectively the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation, for all new employee stock option awards. Under these provisions, expense is recognized for the estimated fair value over the option vesting period, generally three years for the Company. Through the end of 2002, the Company used the intrinsic value method of accounting for these awards. Under the intrinsic value method, when the exercise price of option grants equals the market value of the underlying common stock at the date of grant, no compensation expense is reflected in the Company’s net income. As a result of using the intrinsic value method through 2002, the expense related to stock-based employee compensation included in the determination of net income for the third quarter and nine months ended September 30, 2003 was less than that which would be recognized if the fair value method were applied to all awards since the original effective date of FAS No. 123. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

Notes to Consolidated Financial Statements	(Millions of Dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income, as reported	$132.5	$128.9	$367.4	$249.8
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	.4		1.3
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(.8)	(1.4)	(3.5)	(4.1)
Pro forma net income	$132.1	$127.5	$365.2	$245.7

Earnings per share:
Basic—as reported	$1.14	$1.11	$3.15	$2.16
Basic—pro forma	1.13	1.10	3.13	2.13

Diluted—as reported	$1.13	$1.11	$3.13	$2.15
Diluted—pro forma	1.12	1.10	3.11	2.11

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2003 presentation.

NOTE B—Inventories

	September 30 2003	December 31 2002
Inventories at cost:
Finished products	$236.8	$197.7
Work in process and raw materials	180.3	238.5
	417.1	436.2
Less LIFO reserve	(126.4)	(125.6)
	$290.7	$310.6

Under the LIFO method of accounting (used for approximately 37% of September 30, 2003, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, the Company’s interim valuations are based on management’s estimates of year-end amounts.

NOTE C—Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and deferred revenue and accrued costs associated with optional extended warranty and repair and maintenance contracts. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

(Millions Except Share Amounts)
Changes in product support liabilities are summarized as follows:
Beginning balance, January 1, 2003	$273.4
Cost accruals and revenue deferrals	138.1
Payments and revenue recognized	(141.2)
Translation	14.8
Ending balance, September 30, 2003	$285.1

NOTE D—Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income	$132.5	$128.9	$367.4	$249.8
Other comprehensive income (loss):
Foreign currency translation adjustments	17.2	(1.8)	151.9	80.0
Net unrealized gains (losses) on derivative contracts	10.0	(10.2)	14.7	(2.8)
Net unrealized gains on securities	1.8	4.2	1.1	8.8
Minimum pension liability adjustments			(.2)	(.3)
Net other comprehensive income (loss)	29.0	(7.8)	167.5	85.7
Total comprehensive income	$161.5	$121.1	$534.9	$335.5

Foreign currency translation adjustments in both years primarily resulted from the change in the value of the euro relative to the U.S. dollar.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following:

	September 30 2003	December 31 2002
Net unrealized gains on securities	$8.5	$7.4
Minimum pension liability adjustments	(20.5)	(20.3)
Accumulated net unrealized losses on derivative contracts	(25.0)	(39.7)
Accumulated foreign currency translation adjustments	30.2	(121.7)
Net accumulated other comprehensive loss	$(6.8)	$(174.3)

Other Capital Stock Changes

On January 1, 2003, approximately 797,000 stock options previously granted to PACCAR employees became exercisable. For the nine months ended September 30, 2003, PACCAR issued 692,000 additional common shares under terms of deferred compensation, employee stock option and non-employee directors’ stock compensation arrangements.

Diluted Earnings Per Share

The following table shows the additional amounts added to weighted average basic shares outstanding to calculate diluted earnings per share. These amounts primarily represent the dilutive effect of stock options. Antidilutive options outstanding at the beginning of the period (where assumed per share proceeds exceed common stock market price averages for the period) are excluded from the diluted earnings per share calculation and are shown separately.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Additional shares	882,000	625,000	778,000	823,000
Excluded antidilutive shares	—	657,900	—	—

NOTE E—Segment Information

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net sales and revenues:
Truck
Total	$1,960.7	$1,921.8	$5,710.2	$5,052.3
Less intersegment	(35.5)	(49.6)	(115.8)	(114.5)
External customers	1,925.2	1,872.2	5,594.4	4,937.8
All other	15.0	13.9	44.1	39.8
	1,940.2	1,886.1	5,638.5	4,977.6
Financial Services	118.3	110.2	349.0	322.0
	$2,058.5	$1,996.3	$5,987.5	$5,299.6
Income (loss) before income taxes:
Truck	$163.5	$178.4	$454.8	$331.2
All other	(3.2)	(2.7)	(8.3)	(9.3)
	160.3	175.7	446.5	321.9
Financial Services income before income taxes	32.5	22.6	88.0	47.3
Investment income	9.5	6.2	31.2	19.3
	$202.3	$204.5	$565.7	$388.5

Included in “All other” is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense.

Investment income was reduced by $4.1 million and $9.3 million for the three and nine months ended September 30, 2002 by the impact of realized losses on marketable equity investments.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

PACCAR’s total net sales and revenues for the first nine months of 2003 increased 13% to $6.0 billion from $5.3 billion in 2002. Net income for the first nine months of 2003 improved 47% to $367.4 million compared to $249.8 million in 2002. Third quarter 2003 total net sales and revenues increased to $2.1 billion, from the $2.0 billion reported for the comparable period in 2002. Third quarter 2003 net income increased to $132.5 million from the $128.9 million earned in the third quarter of 2002.

Year-to-date Truck segment net sales and revenues increased 13% to $5.59 billion in 2003. Income before income taxes for the segment increased 37% to $454.8 million. Third quarter net sales and revenues grew 3% to $1.93 billion. Pretax income was $163.5 million, 8% below the $178.4 million earned in the third quarter of 2002.

Truck segment results in the third quarter and first nine months of 2003 benefited from higher heavy-duty truck volumes in Europe and a positive impact from the increase in the value of the euro versus the dollar. Year-to-date, DAF achieved a heavy-duty truck market share of 12.8% compared to 12.0% for full year 2002. The favorable results in Europe were somewhat offset by lower heavy-duty truck sales in the U.S. and Canada. In the third quarter of 2002, results were favorably impacted by increased demand from “pull forward” purchases from truck operators accelerating purchases before the October 2002 introduction of more costly engines. The favorable impact on sales of the euro exchange rate was $80 million in the third quarter and $350 million for the first nine months. The positive impact of the stronger euro on net income in 2003 was $6 million for the third quarter and $26 million for the first nine months compared to the same periods in 2002.

Year-to-date overall average gross margins improved to 12.6% compared to 11.9% in 2002. In the third quarter, gross margins of 12.6% were comparable to the first and second quarters of 2003, but declined from 13.7% in 2002. Margins in the third quarter of 2002 benefited from the above noted “pull forward” purchases. Selling, general and administrative (SG&A) expense remained comparable to prior year levels. As a percent of sales, SG&A decreased to 4.3% and 4.6% for the third quarter and first nine months of 2003 compared to year earlier levels of 4.4% and 5.2%, respectively.

North American and European heavy-duty truck industry orders and build rates have remained steady during 2003. The Company’s North American and European truck build rates will increase slightly during the fourth quarter to meet customer demand.

Financial Services segment revenues increased 7% to $118.3 million from $110.2 million for the quarter and to $349.0 million from $322.0 million for the first nine months due to higher asset levels. Financial Services income before income taxes of $32.5 million in third quarter 2003 increased 44% compared to the $22.6 million earned in the third quarter of 2002. For the first nine months, segment pretax earnings increased 86% to $88.0 million from $47.3 million in 2002. The improvement is due to higher earning assets, lower credit losses and higher finance margins. The lower credit losses reflect fewer truck repossessions and higher used truck prices.

PACCAR’s effective income tax rate for the third quarter and first nine months of 2003 decreased to 34.5% and 35.1%, respectively from 37.0% and 35.7% for the corresponding periods last year. The higher effective rates in 2002 were primarily due to a higher proportion of income earned in the U.S. and higher effective foreign tax rates due to currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s Truck and Other working capital (current assets minus current liabilities) increased $325 million during the first nine months of 2003 due to the positive operating results during the period. Total Truck and Other cash and marketable debt securities increased $321 million to $1.59 billion in the first nine months of 2003. In addition, a portion of the net cash provided by operating activities in 2003 was used to pay dividends, reduce truck and other borrowings and used for capital expenditures.

PACCAR’s largest financial services subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration in 2000 under the Securities Act of 1933 under which $2.5 billion of medium term notes could be issued to the public as needed. This shelf registration had been fully utilized as of October 20, 2003. PFC plans to file a new shelf registration within the next three months.

At September 30, 2003, PACCAR had a syndicated credit facility of $1.5 billion, all of which was available for use by the Company. This credit facility, $750 million of which matures in 2004 and another $750 million which matures in 2006, is used to provide backup liquidity for the Company’s short-term borrowings. PACCAR expects its Financial Services companies will be able to continue funding receivables and servicing debt through internally generated funds, lines of credit and access to public and private debt markets.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2003. For additional information, refer to Item 7a as presented in the 2002 Annual Report to Stockholders.

ITEM 4.               CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for the quarter ended September 30, 2003.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reportable information in response to Item 4 was previously reported in the quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

(b)              The following report on Form 8-K has been filed for the quarter ended September 30, 2003:

(1)        On July 24, 2003, PACCAR issued a press release announcing its financial results for the second quarter ended June 30, 2003 and announcing that it would hold a conference call with securities analysts to discuss second quarter 2003 earnings to be held that same day.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	November 7, 2003	By	/s/ R. E. Armstrong
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

(d)              Forms of Medium-Term Note, Series I (incorporated by reference to Exhibits 4.3A and 4.3B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated September 10, 1998, Registration Number 333-63153).

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