Form 10-K
period 2003-12-31
PACCAR INC
filed 2004-03-12
CIK 75362

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒                    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003:

Common Stock, $1 par value — $7.89 billion

The number of shares outstanding of the registrant’s classes of common stock, as of February 27, 2004:

Common Stock, $1 par value — 175,413,375 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2003, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held on April 27, 2004, are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

(a) General Development of Business

PACCAR Inc (the Company), incorporated under the laws of Delaware in 1971, is the successor to Pacific Car and Foundry Company which was incorporated in Washington in 1924. The Company traces its predecessors to Seattle Car Manufacturing Company formed in 1905.

(b) Financial Information About Industry Segments and Geographic Areas

Information about the Company’s industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on page 47 of the Annual Report to Stockholders for the year ended December 31, 2003 and is incorporated herein by reference.

(c) Narrative Description of Business

The Company has two principal industry segments, (1) design, manufacture and distribution of light-, medium- and heavy-duty trucks and related aftermarket distribution of parts and (2) finance and leasing services provided to customers and dealers. The Company distributes trucks and parts primarily through its independent dealer network. The Company’s finance and leasing activities are principally related to Company products and associated equipment. Other manufactured products include industrial winches.

TRUCKS

The Company and its subsidiaries design and manufacture heavy-duty diesel trucks which are marketed under the Peterbilt, Kenworth, DAF and Foden nameplates. These vehicles, which are built in four plants in the United States, three in Europe and one each in Australia, Canada, and Mexico, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. Commercial trucks and related replacement parts comprise the largest segment of the Company’s business, accounting for 93% of total 2003 net sales and revenues.

The Company, through its Peterbilt and Kenworth Divisions, competes in the North American medium duty (Class 6/7) markets primarily with conventional models. These medium-duty trucks are assembled at the Company’s Ste. Therese, Quebec plant and at the Company’s facility in Mexicali, Mexico. The Company competes in the European light/medium (6 to 15 metric ton) commercial vehicle market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of the Company’s wholly-owned subsidiaries.

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

The Company’s trucks are essentially custom products and have a reputation for high quality. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures its own engines and axles and a higher percentage of other components for its heavy truck models. The value of truck components manufactured by independent suppliers ranges from approximately 40% in Europe to approximately 85% in North America.

Raw materials and other components used in the manufacture of trucks are purchased from a number of suppliers. The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 4% of consolidated revenues. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would either require the Company to contract for an alternative source of supply or for the Company to manufacture cabs itself. Other than these components, the Company is not limited to any single source for any significant component, although the sudden inability of a supplier to deliver components could have a temporary adverse effect on production of certain products. No significant shortages of materials or components were experienced in 2003. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

Replacement truck parts are sold and delivered to the Company’s independent dealers through the Company’s parts distribution network. Parts are both manufactured by the Company and purchased from various suppliers. Replacement parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. As a percentage of total consolidated net sales and revenues, parts sales were 15% in 2003 and 2002 and 16% in 2001.

There were three other principal competitors in the U.S. and Canada Class 8 truck market in 2003. The Company’s share of that market was 23.5% of retail sales in 2003. In Europe there were five other principal competitors in the commercial vehicle market in 2003, including parent companies to two competitors of the Company in the United States. The Company’s subsidiary, DAF, had a 12.7% share of the Western European heavy-duty market and a 8.7% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

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

The Company had a total production backlog of $1.9 billion at the end of 2003. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90-day backlog approximated $1.5 billion at December 31, 2003, and $1.1 billion at December 31, 2002. Production of the year-end 2003 backlog is expected to be completed during 2004.

The number of persons employed by the Company in its truck business at December 31, 2003, was approximately 16,100.

OTHER BUSINESS

The Truck and Other businesses include a division of the Company which manufactures industrial winches in two U.S. plants and markets them under the Braden, Carco, and Gearmatic nameplates. The markets for these products are highly competitive and the Company competes with a number of well established firms. Sales of industrial winches were less than 1% of net sales and revenues in 2003, 2002 and 2001.

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

PACCAR has a 49% equity ownership in DAF Financial Services (DFS) in Europe. Effective July 1, 2001, concurrent with the start-up of wholly-owned PACCAR Financial Europe in seven Western European markets, DFS ceased writing new business. At December 31, 2003 DFS had total assets of $245 million compared to $425 million at December 31, 2002. DFS will continue to service existing assets until they are liquidated in the ordinary course of business. This investment, which is recorded under the equity method, was $42 million at December 31, 2003. For DFS, operating results were insignificant for the three years ended December 31, 2003.

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

EMPLOYEES

On December 31, 2003, the Company employed a total of approximately 17,000 persons.

OTHER DISCLOSURES

The Company’s filings on Form 10-K, 10-Q, and 8-K and any amendments to those reports can be found on the Company’s website www.paccar.com/corp/finance.asp free of charge as soon as practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The Company and its subsidiaries own and operate manufacturing plants in five U.S. states, three locations in Europe, and one each in Australia, Canada and Mexico. Several parts distribution centers, sales and service offices, and finance and administrative offices are also operated in owned or leased premises in these and other countries. Facilities for product testing and research and development are located in Washington state and the Netherlands. The Company’s corporate headquarters is located in owned premises in Bellevue, Washington. The Company considers all of the properties used by its businesses to be suitable for their intended purposes.

Overall, the Company’s manufacturing facilities maintained their production in 2003 at levels comparable to the prior year. There is additional capacity utilization available in all of the Company’s facilities.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Market Prices and Dividends on page 49 of the Annual Report to Stockholders for the year ended December 31, 2003, are incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data on page 48 of the Annual Report to Stockholders for the year ended December 31, 2003, are incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 28 of the Annual Report to Stockholders for the year ended December 31, 2003, is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk on page 50 of the Annual Report to Stockholders for the year ended December 31, 2003, is incorporated herein by reference.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2003, are incorporated herein by reference:

Consolidated Balance Sheets

— December 31, 2003 and 2002

Consolidated Statements of Income

— Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity

— Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows

— Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

— December 31, 2003, 2002 and 2001

Quarterly Results (Unaudited) on page 49 of the Annual Report to Stockholders for the years ended December 31, 2003 and 2002 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.                    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2003 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 401(a), (d), (e) and (h) of Regulation S-K:

Identification of directors, family relationships, and business experience on pages 5 and 6 of the proxy statement and of audit committee financial expert on page 15 of the proxy statement for the annual stockholders meeting of April 27, 2004, is incorporated herein by reference.

Item 401(b) of Regulation S-K:

Executive Officers of the registrant as of February 23, 2004:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (50)	Chairman and Chief Executive Officer since 1997. Mr. Pigott is the nephew of James C. Pigott, a director of the Company.

Michael A. Tembreull (57)	Vice Chairman since 1995.

Thomas E. Plimpton (54)	President; Executive Vice President from August 1998 to December 2002.

Patrick F. Flynn (48)	Vice President, Chief Information Officer since January 1998.

Ronald E. Armstrong (48)	Vice President and Controller; Operations Controller from December 1995 to October 2002.

G. Glen Morie (61)	Vice President and General Counsel since 1983.

Kenneth R. Gangl (58)	Vice President since March 1999; previously President and Chief Executive Officer of Case Credit Corporation.

Nicholas P. Panza (53)	Senior Vice President; previously Vice President from June 1996 to September 2003.

Officers are elected annually but may be appointed or removed on interim dates.

Item 406 of Regulation S-K:

The company has adopted a Code of Ethics applicable to the registrant’s senior financial officers including the Chief Executive Officer and chief financial officer. The company, in accordance with Item 406 of Regulation S-K, has posted this Code of Ethics on its website at www.paccar.com/financials.asp. The company intends to disclose on its website any amendments to, or waivers from, its Code of Ethics that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Directors on page 7 and of Executive Officers and Related Matters on pages 10 through 14 of the proxy statement for the annual stockholders meeting of April 27, 2004, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Stock ownership information on pages 3 through 5 of the proxy statement for the annual stockholders meeting of April 27, 2004, is incorporated herein by reference.

Equity compensation plan information on pages 9 and 10 of the proxy statement for the annual stockholders meeting of April 27, 2004, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 2003.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal accountant fees and services information on pages 15 and 16 of the proxy statement for the annual stockholders meeting of April 27, 2004, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Listing of financial statements

The following consolidated financial statements of PACCAR Inc and subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2003, are incorporated by reference in Item 8:

Consolidated Balance Sheets
— December 31, 2003 and 2002

Consolidated Statements of Income
— Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity
— Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income
— Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows
— Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements
— December 31, 2003, 2002 and 2001

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

(f)            Forms of Medium-Term Note, Series K (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated December 23, 2003, Registration Number 333-111504).

Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series K (incorporated by reference to Exhibit 4.3 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated December 23, 2003, Registration Number 333-111504).

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

(13)                  Annual report to security holders

Portions of the 2003 Annual Report to Shareholders have been incorporated by reference and are filed herewith.

(21)                  Subsidiaries of the registrant

(23)                  Consent of independent auditors

(24)                  Power of attorney

Powers of attorney of certain directors

(31)                  Rule 13a-14(a)/15d-14(a) Certifications:

(a)          Certification of Principal Executive Officer.

(b)         Certification of Principal Financial Officer

(32)                  Section 1350 Certifications:

(a)          Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

(b)                       The following report on Form 8-K has been filed for the three months ended December 31, 2003:

(1)                                  On October 21, 2003, PACCAR issued a press release announcing its financial results for the third quarter ended September 30, 2003 and announcing that it would hold a conference call with securities analysts to discuss third quarter 2003 earnings to be held that same day.

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

PACCAR Inc
Registrant

Date:	March 12, 2004	/s/ M. C. Pigott
M. C. Pigott, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Title

/s/ M. A. Tembreull		Vice Chairman
M. A. Tembreull		(Principal Financial Officer)

/s/ R. E. Armstrong		Vice President and Controller
R. E. Armstrong		(Principal Accounting Officer)

*/s/ H. A. Wagner		Director
H. A. Wagner

*/s/ J. C. Pigott		Director
J. C. Pigott

*/s/ J. M. Fluke, Jr.		Director
J. M. Fluke, Jr.

*/s/ H. C. Stonecipher		Director
H. C. Stonecipher

*/s/ D. K. Newbigging		Director
D. K. Newbigging

*/s/ G. Grinstein		Director
G. Grinstein

*/s/ W. G. Reed, Jr.		Director
W. G. Reed, Jr.

*By	/s/ M. C. Pigott
M. C. Pigott
Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15(c)

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2003

PACCAR INC AND SUBSIDIARIES

BELLEVUE, WASHINGTON