Form 10-Q
period 2004-03-31
PACCAR INC
filed 2004-05-07
CIK 75362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Common Stock, $1 par value—175,445,773 shares as of March 31, 2004

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Amounts)

Three Months Ended March 31	2004	2003

TRUCK AND OTHER:
Net sales and revenues	$2,374.3	$1,803.2

Cost of sales and revenues	2,043.5	1,578.0
Selling, general and administrative	97.5	88.8
Interest and other, net	3.7	1.5
	2,144.7	1,668.3

Truck and Other Income Before Income Taxes	229.6	134.9

FINANCIAL SERVICES:
Revenues	127.0	113.6

Interest and other	67.4	61.2
Selling, general and administrative	19.4	17.6
Provision for losses on receivables	2.7	8.1
	89.5	86.9
Financial Services Income Before Income Taxes	37.5	26.7

Investment income	11.5	10.7
Total Income Before Income Taxes	278.6	172.3
Income taxes	96.4	61.5
Net Income	$182.2	$110.8

Net Income Per Share:
Basic	$1.04	$.64
Diluted	$1.03	$.63

Weighted Average Number of Common Shares Outstanding:
Basic	175.5	174.2
Diluted	176.7	175.1

Dividends declared per share	$.15	$.13

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS (Millions of Dollars)	March 31 2004	December 31 2003*
	(Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,322.7	$1,323.2
Trade and other receivables, net of allowance for losses	596.0	479.1
Marketable debt securities	372.0	377.1
Inventories	332.0	334.5
Deferred taxes and other current assets	83.9	85.0
Total Truck and Other Current Assets	2,706.6	2,598.9
Equipment on operating leases, net	457.2	494.8
Goodwill and other	384.1	347.1
Property, plant and equipment, net	884.3	893.4
Total Truck and Other Assets	4,432.2	4,334.2

FINANCIAL SERVICES:
Cash and cash equivalents	35.9	23.8
Finance and other receivables, net of allowance for losses	5,055.4	4,994.9
Equipment on operating leases, net	472.4	471.0
Other assets	111.2	115.7
Total Financial Services Assets	5,674.9	5,605.4
	$10,107.1	$9,939.6

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31 2004	December 31 2003*
	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$1,488.2	$1,334.4
Current portion of long-term debt and commercial paper	16.1	7.8
Dividend payable		140.1
Total Truck and Other Current Liabilities	1,504.3	1,482.3
Long-term debt and commercial paper	33.2	33.7
Residual value guarantees and deferred revenues	516.1	560.4
Deferred taxes and other liabilities	319.3	330.5
Total Truck and Other Liabilities	2,372.9	2,406.9

FINANCIAL SERVICES:
Accounts payable and accrued expenses	128.3	126.8
Commercial paper and bank loans	2,234.8	2,263.0
Term debt	1,621.6	1,523.1
Deferred taxes and other liabilities	358.9	373.4
Total Financial Services Liabilities	4,343.6	4,286.3

STOCKHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 200.0 million shares, 175.4 million shares issued and outstanding	175.4	175.1
Additional paid-in capital	536.2	524.2
Retained earnings	2,555.0	2,399.2
Accumulated other comprehensive income	124.0	147.9
Total Stockholders’ Equity	3,390.6	3,246.4
	$10,107.1	$9,939.6

*                 The December 31 2003, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Three Months Ended March 31	2004	2003
OPERATING ACTIVITIES:

Net income	$182.2	$110.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	31.2	29.1
Equipment on operating leases and other	44.4	33.8
Provision for losses on financial services receivables	2.7	8.1
Other	(1.9)	7.4
Change in operating assets and liabilities	(23.7)	1.6

Cash Provided by Operations	234.9	190.8

INVESTING ACTIVITIES:
Finance receivables originated	(516.6)	(374.0)
Collections on finance receivables	478.0	456.2
Net increase in wholesale receivables	(53.0)	(110.4)
Marketable securities purchases	(132.7)	(162.9)
Marketable securities sales and maturities	137.6	215.4
Acquisition of property, plant and equipment	(28.6)	(11.2)
Acquisition of equipment on operating leases	(26.0)	(44.5)
Proceeds from asset disposals	6.0	6.2
Other	(.1)	(.4)

Net Cash Used in Investing Activities	(135.4)	(25.6)

FINANCING ACTIVITIES:
Stock option transactions	7.1	6.8
Cash dividends	(166.4)	(94.7)
Net decrease in commercial paper and bank loans	(7.9)	(45.5)
Proceeds of long-term debt	254.1	198.5
Payment of long-term debt	(155.8)	(140.7)

Net Cash Used in Financing Activities	(68.9)	(75.6)

Effect of exchange rate changes on cash	(19.0)	22.5

Net Increase in Cash and Cash Equivalents	11.6	112.1

Cash and cash equivalents at beginning of period	1,347.0	773.0

Cash and cash equivalents at end of period	$1,358.6	$885.1

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Per Share Amounts)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

On February 5, 2004 PACCAR paid a 50% stock dividend to stockholders. All share and per share figures presented are adjusted for the effects of the stock dividend.

Accounting Change: Under provisions of FAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, effective January 1, 2003, PACCAR adopted prospectively the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation, for all new employee stock option awards. Under these provisions, expense is recognized for the estimated fair value over the option vesting period, generally three years for the Company. The expense related to stock-based employee compensation included in the determination of net income for the first quarter of 2004 and 2003 were less than that which would be recognized if the fair value method were applied to all awards since the original effective date of FAS No. 123. Through the end of 2002, the Company used the intrinsic value method of accounting for these awards. Under the intrinsic value method, when the exercise price of option grants equals the market value of the underlying common stock at the date of grant, no compensation expense is reflected in the Company’s net income. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

Three Months Ended March 31	2004	2003
Net income, as reported	$182.2	$110.8
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	.7	.5
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(.8)	(1.4)
Pro forma net income	$182.1	$109.9

Earnings per share:
Basic—as reported	$1.04	$.64
Basic—pro forma	1.04	.63

Diluted—as reported	$1.03	$.63
Diluted—pro forma	1.03	.63

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions of Dollars)

NOTE B—Inventories

	March 31 2004	December 31 2003
Inventories at cost:
Finished products	$258.0	$247.9
Work in process and raw materials	201.6	213.3
	459.6	461.2
Less LIFO reserve	(127.6)	(126.7)
	$332.0	$334.5

Under the LIFO method of accounting (used for approximately 37% of March 31, 2004 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE C—Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and deferred revenue and accrued costs associated with optional extended warranty and repair and maintenance contracts. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

	2004	2003

Beginning balance January 1	$300.5	$273.4
Cost accruals and revenue deferrals	62.3	35.8
Payments and revenue recognized	(52.2)	(42.4)
Translation	.1	4.1
Ending balance, March 31	$310.7	$270.9

NOTE D—Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, are as follows:

Three Months Ended March 31	2004	2003
Net income	$182.2	$110.8
Other comprehensive income:
Net unrealized gains (losses) on securities	.9	(1.1)
Minimum pension liability adjustments		.2
Unrealized net (loss) gain on derivative contracts	(5.1)	5.4
Foreign currency translation adjustments	(19.7)	47.9
Net other comprehensive (loss) income	(23.9)	52.4
Total comprehensive income	$158.3	$163.2

Foreign currency translation adjustments in both years primarily resulted from the change in the value of the euro relative to the U.S. dollar.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income was comprised of the following:

	March 31 2004	December 31 2003
Net unrealized gains on securities	$10.4	$9.5
Minimum pension liability adjustments	(3.2)	(3.2)
Accumulated unrealized net loss on derivative contracts	(20.2)	(15.1)
Accumulated foreign currency translation adjustments	137.0	156.7
Net accumulated other comprehensive income	$124.0	$147.9

Other Capital Stock Changes

On January 1, 2004, approximately 1,036,000 stock options previously granted to PACCAR employees became exercisable. In the three months ended March 31, 2004, PACCAR issued 330,800 additional common shares under terms of employee deferred compensation, stock option and non-employee directors’ stock compensation arrangements.

Diluted Earnings Per Share

The following table shows the additional amounts added to weighted average basic shares outstanding to calculate diluted earnings per share. These amounts primarily represent the dilutive effect of stock options. Antidilutive options (where assumed per share proceeds exceed common stock market price averages for the period) are excluded from the diluted earnings per share calculation and are shown separately.

Three Months Ended March 31	2004	2003
Additional shares	1,185,000	933,000
Excluded antidilutive shares	458,000	859,000

NOTE E—Segment Information

Three Months Ended March 31	2004	2003
Net sales and revenues:
Truck
Total	$2,405.5	$1,815.4
Less intersegment	(48.0)	(26.6)
External customers	2,357.5	1,788.8
All other	16.8	14.4
	2,374.3	1,803.2
Financial Services	127.0	113.6
	$2,501.3	$1,916.8

Income (loss) before income taxes:
Truck	$233.5	$138.6
All other	(3.9)	(3.7)
	229.6	134.9
Financial Services income before income taxes	37.5	26.7
Investment income	11.5	10.7
	$278.6	$172.3

Included in “All other” is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense.

NOTE F—Employee Benefit Plans

PACCAR has several defined benefit pension plans, which cover a majority of its employees.  The Company also maintains postretirement medical and life insurance plans covering the majority of its U.S. employees.

The following information details the components of net periodic pension cost for the Company’s defined benefit plans:

Three Months Ended March 31	2004	2003
Components of Pension Expense:
Service Cost	$7.5	$6.8
Interest on projected benefit obligation	11.7	11.0
Expected return on assets	(13.6)	(12.0)
Amortization of prior service costs	.8	.7
Recognized actuarial loss	1.0	1.0
Net pension expense	$7.4	$7.5

During the first quarter of 2004, the Company contributed $45.0 to its pension plans.

The following information details the components of net periodic retiree cost for the Company’s unfunded postretirement medical and life insurance plans:

Three Months Ended March 31	2004	2003
Components of Retiree Expense:
Service Cost	$.5	$.5
Interest Cost	.8	.7
Recognized net initial obligation	.1	.1
Net retiree expense	$1.4	$1.3

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

PACCAR set new records for quarterly revenues and net income due to improved margins, excellent production efficiency, and increasing truck demand in North America and Europe.  First quarter 2004 total net sales and revenues increased 30% to $2.50 billion compared to the $1.92 billion reported for the first quarter in 2003.  First quarter 2004 net income of $182.2 million increased 64% from the $110.8 million earned in the first quarter of 2003.  Both the Truck and Financial Services segments contributed to the improved financial results.

Truck segment net sales and revenues increased 32% to $2.36 billion in the first quarter of 2004 from $1.79 billion in the first quarter of 2003.  Truck segment income before income taxes of $233.5 million increased 68% compared to the $138.6 million recorded in the first quarter of 2003.

Truck segment results in the first quarter of 2004 benefited from higher heavy-duty truck production rates in all of the Company’s primary markets. Gross margins improved to 13.9% in the first quarter of 2004 from 12.5% in the first quarter of 2003 from greater utilization of factory capacity, factory operating efficiencies and other cost reductions.  Selling, general and administrative (SG&A) spending increased $8.7 million compared to the first quarter of 2003, however, as a percent of sales, SG&A expense decreased to 4.1% from 4.9%.  Most of the SG&A increase was due to translation of expenses incurred by the Company’s foreign subsidiaries to U.S. dollars.  The increase in first quarter 2004 sales included $160 million from stronger foreign currencies versus the U.S. dollar.  The positive impact of the stronger foreign currencies on pretax income was $21 million.

In North America, demand for heavy-duty trucks is expected to improve 20-30% during 2004 compared to 2003 as customers replace aging trucks and economic conditions become more favorable.  In Europe, the heavy-duty truck market is expected to be slightly better than 2003 levels, but is dependent on general economic conditions in the euro zone.

Financial Services segment revenues increased 12% to $127.0 million from $113.6 million last year due to higher asset levels.  Financial Services income before income taxes of $37.5 million in the first quarter 2004 increased 40% compared to the $26.7 million earned in the first quarter of 2003.  The improvement was due to lower credit losses and higher finance margins.  The lower credit losses compared to first quarter 2003 reflect lower truck repossessions and higher used truck prices.

PACCAR’s effective income tax rate for the first quarter of 2004 was 34.6%, the same rate as for the full year of 2003.  The first quarter 2003 rate of 35.7% included higher effective rates in certain foreign countries.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s Truck and Other working capital (current assets minus current liabilities) increased $85.7 million during the first quarter of 2004 due to the positive operating results during the period. Total Truck and Other cash and marketable debt securities decreased $5.6 million to $1.69 billion at the end of the first quarter of 2004.

The increase in net cash provided by operating activities in 2004 was due primarily to higher net income in the current year. During the first quarter of 2004, the Company used cash to contribute to its pension plans, to pay dividends and to make capital additions.

PACCAR’s largest financial services subsidiary, PACCAR Financial Corp., filed a shelf registration under the Securities Act of 1933, which became effective in January 2004.  The shelf registration provides for the issuance of up to $3.0 billion of senior debt securities to the public.  At the end of March 2004, $2.75 billion of such securities remained available for issuance.

On April 27, 2004, PACCAR announced that its Board of Directors approved a plan to purchase, from time to time on the open market, up to two million shares of its common stock.

Other information on liquidity and sources of capital as presented in the 2003 Annual Report to Stockholders continues to be relevant.

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

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2004. For additional information, refer to Item 7a as presented in the 2003 Annual Report on Form 10-K.

ITEM 4.                        CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for the three months ended March 31, 2004.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                   The annual meeting of stockholders was held on April 27, 2004.

(b)                  The following persons were elected to serve as directors:

Class III - Term Expiring in 2007

David K. Newbigging

Harry C. Stonecipher

Harold A. Wagner

Other persons whose term of office as a director continued after the meeting:

Class I - Term Expiring in 2005

John M. Fluke, Jr.

Gerald Grinstein

Michael A. Tembreull

Class II - Term Expiring in 2006

James C. Pigott

Mark C. Pigott

William G. Reed, Jr.

(c)                   Following is a brief description and vote count of all items voted upon at the annual meeting:

ITEM NO. 1: ELECTION OF DIRECTORS

Directors were elected with the following vote:

	Shares Voted “For”	Shares “Withheld”	Broker Nonvotes
David K. Newbigging	155,112,669	3,237,697	0
Harry C. Stonecipher	152,239,865	6,110,501	0
Harold A. Wagner	152,756,234	5,594,132	0

ITEM NO. 2: PROPOSAL TO AMEND CERTIFICATE OF INCORPORATION TO INCREASE AUTHORIZED COMMON SHARES

Item No. 2 was approved with the following vote:

Shares Voted “For”	Shares Voted “Against”	Abstentions	Broker Nonvotes
149,380,784	8,087,428	882,152	2

ITEM NO. 3: PROPOSAL TO APPROVE AMENDMENTS TO THE PACCAR INC. RESTRICTED STOCK AND DEFERRED COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS

Item No. 3 was approved with the following vote:

Shares Voted “For”	Shares Voted “Against”	Abstentions	Broker Nonvotes
136,513,801	8,182,983	1,257,759	12,395,823

ITEM NO. 4: STOCKHOLDER PROPOSAL REGARDING SHAREHOLDER RIGHTS PLAN

Item No. 4 was not approved with the following vote:

Shares Voted “For”	Shares Voted “Against”	Abstentions	Broker Nonvotes
71,141,129	73,406,611	1,405,301	12,397,325

ITEM NO. 5: STOCKHOLDER PROPOSAL REGARDING PERFORMANCE-BASED RESTRICTED STOCK GRANTS

Item No. 5 was not approved with the following vote:

Shares Voted “For”	Shares Voted “Against”	Abstentions	Broker Nonvotes
7,465,487	136,465,729	2,022,877	12,396,273

(d)                  None

ITEM 6.                        EXHIBITS AND REPORTS ON FORM 8-K

(a)                   Any exhibits filed herewith are listed in the accompanying index to exhibits.

(b)                  The following report on Form 8-K was filed during the quarter ended March 31, 2004:

(1)          On February 2, 2004, PACCAR issued a press release announcing its financial results for the year ended December 31, 2003 and announcing that it would hold a conference call with securities analysts to discuss 2003 earnings to be held that same day.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	May 7, 2004	By	/s/ R. E. Armstrong
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

(d)                                 PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Appendix C of the 2004 Proxy Statement, dated March 15, 2004).

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