Form 10-Q
period 2004-06-30
PACCAR INC
filed 2004-08-06
CIK 75362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value—173,562,532 shares as of June 30, 2004

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

TRUCK AND OTHER:
Net sales and revenues	$2,653.4	$1,895.1	$5,027.7	$3,698.3
Cost of sales and revenues	2,255.2	1,656.4	4,298.7	3,234.4
Selling, general and administrative	93.1	86.9	190.6	175.7
Interest and other, net	2.7	.5	6.4	2.0
	2,351.0	1,743.8	4,495.7	3,412.1
Truck and Other Income Before Income Taxes	302.4	151.3	532.0	286.2

FINANCIAL SERVICES:
Revenues	133.4	117.1	260.4	230.7
Interest and other	69.0	62.1	136.4	123.3
Selling, general and administrative	19.4	17.8	38.8	35.4
Provision for losses on receivables	3.7	8.4	6.4	16.5
	92.1	88.3	181.6	175.2

Financial Services Income Before Income Taxes	41.3	28.8	78.8	55.5
Investment income	18.9	11.0	30.4	21.7
Total Income Before Income Taxes	362.6	191.1	641.2	363.4

Income taxes	126.1	67.0	222.5	128.5
Net Income	$236.5	$124.1	$418.7	$234.9

Net Income Per Share:
Basic	$1.35	$.71	$2.39	$1.35
Diluted	$1.34	$.71	$2.37	$1.34

Weighted Average Common Shares Outstanding:
Basic	174.8	174.8	175.2	174.5
Diluted	175.9	175.9	176.3	175.5
Dividends declared per share	$.20	$.15	$.35	$.28

See Notes to Consolidated Financial Statements.

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS (Millions of Dollars)

	June 30 2004	December 31 2003*
	(Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,029.5	$1,323.2
Trade and other receivables, net of allowance for losses	628.8	479.1
Marketable debt securities	708.8	377.1
Inventories	327.2	334.5
Deferred taxes and other current assets	110.8	_85.0
Total Truck and Other Current Assets	2,805.1	2,598.9
Equipment on operating leases, net	446.2	494.8
Property, plant and equipment, net	885.0	893.4
Goodwill and other	368.6	347.1
Total Truck and Other Assets	4,504.9	4,334.2

FINANCIAL SERVICES:
Cash and cash equivalents	38.5	23.8
Finance and other receivables, net of allowance for losses	5,294.5	4,994.9
Equipment on operating leases, net	534.5	471.0
Other assets	148.0	115.7
Total Financial Services Assets	6,015.5	5,605.4
	$10,520.4	$9,939.6

PACCAR Inc AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30 2004	December 31 2003*
	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$1,568.3	$1,334.4
Current portion of long-term debt and commercial paper	7.5	7.8
Dividend payable		140.1
Total Truck and Other Current Liabilities	1,575.8	1,482.3
Long-term debt and commercial paper	25.0	33.7
Residual value guarantees and deferred revenues	502.0	560.4
Deferred taxes and other liabilities	344.6	330.5
Total Truck and Other Liabilities	2,447.4	2,406.9

FINANCIAL SERVICES:
Accounts payable and accrued expenses	156.6	126.8
Commercial paper and bank loans	2,432.6	2,263.0
Term debt	1,672.4	1,523.1
Deferred taxes and other liabilities	348.9	373.4
Total Financial Services Liabilities	4,610.5	4,286.3

STOCKHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 400.0 million shares, 175.6 million shares issued (including 2.0 million treasury shares)	175.6	175.1
Additional paid-in capital	541.1	524.2
Retained earnings	2,756.5	2,399.2
Less treasury shares — at cost	(107.7)
Accumulated other comprehensive income	97.0	147.9
Total Stockholders’ Equity	3,462.5	3,246.4
	$10,520.4	$9,939.6

*                 The December 31, 2003 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Six Months Ended June 30	2004	2003

OPERATING ACTIVITIES:
Net income	$418.7	$234.9
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	61.8	58.8
Equipment on operating leases and other	89.6	70.6
Provision for losses on financial services receivables	6.4	16.5
Other	5.6	(44.3)
Change in operating assets and liabilities	43.9	29.9
Cash Provided by Operations	626.0	366.4

INVESTING ACTIVITIES:
Finance receivables originated	(1,188.8)	(889.5)
Collections on finance receivables	913.1	940.6
Net increase in wholesale receivables	(126.0)	(48.0)
Marketable securities purchases	(617.0)	(458.0)
Marketable securities maturities and sales	282.4	509.2
Acquisition of property, plant and equipment	(69.3)	(32.1)
Acquisition of equipment for operating leases	(140.3)	(121.2)
Proceeds from asset disposals	20.2	13.3
Other	7.5	(1.9)
Net Cash Used in Investing Activities	(918.2)	(87.6)

FINANCING ACTIVITIES:
Stock option transactions	9.1	23.7
Cash dividends paid	(201.3)	(120.4)
Repurchase of common shares	(107.7)
Net increase (decrease) in commercial paper and bank loans	214.0	(161.2)
Proceeds from long-term debt	608.8	443.2
Payment of long-term debt	(466.1)	(278.9)
Net Cash Provided by (Used in) Financing Activities	56.8	(93.6)
Effect of exchange rate changes on cash	(43.6)	61.4
Net (Decrease) Increase in Cash and Cash Equivalents	(279.0)	246.6
Cash and cash equivalents at beginning of period	1,347.0	773.0
Cash and cash equivalents at end of period	$1,068.0	$1,019.6

See Notes to Consolidated Financial Statements.

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Per Share Amounts)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

On February 5, 2004 PACCAR paid a 50% stock dividend to stockholders. All share and per share figures presented are adjusted for the effects of the stock dividend.

Accounting Change: Under provisions of Financial Accounting Standard (FAS) No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, effective January 1, 2003, PACCAR adopted prospectively the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation, for all new employee stock option awards. Under these provisions, expense is recognized for the estimated fair value over the option vesting period, generally three years for the Company. Expenses related to stock-based employee compensation included in the determination of net income for the second quarter and first half of 2003 and 2004 were less than that which would be recognized if the fair value method were applied to all awards since the original effective date of FAS No. 123. Through the end of 2002, the Company used the intrinsic value method of accounting for these awards. Under the intrinsic value method, when the exercise price of option grants equals the market value of the underlying common stock at the date of grant, no compensation expense is reflected in the Company’s net income. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income, as reported	$236.5	$124.1	$418.7	$234.9
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	.7	.4	1.4	.9
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(.9)	(1.3)	(1.7)	(2.7)
Pro forma net income	$236.3	$123.2	$418.4	$233.1

Earnings per share:
Basic—as reported	$1.35	$.71	$2.39	$1.35
Basic—pro forma	1.35	.70	2.39	1.34

Diluted—as reported	$1.34	$.71	$2.37	$1.34
Diluted—pro forma	1.34	.70	2.37	1.33

Notes to Consolidated Financial Statements	(Millions of Dollars)

NOTE B—Inventories

	June 30 2004	December 31 2003
Inventories at cost:
Finished products	$243.0	$247.9
Work in process and raw materials	211.6	213.3
	454.6	461.2
Less LIFO reserve	(127.4)	(126.7)
	$327.2	$334.5

Under the LIFO method of accounting (used for approximately 37% of June 30, 2004, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE C—Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and deferred revenue and accrued costs associated with optional extended warranty and repair and maintenance contracts. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

	2004	2003
Beginning balance, January 1	$300.5	$273.4
Cost accruals and revenue deferrals	121.1	75.8
Payments and revenue recognized	(105.9)	(88.3)
Translation	(4.0)	14.2
Ending balance, June 30	$311.7	$275.1

NOTE D—Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income	$236.5	$124.1	$418.7	$234.9
Other comprehensive (loss) income:
Minimum pension liability adjustments	(.4)	(.2)
Unrealized net gains (losses) on derivative contracts	19.5	(.7)	14.4	4.7
Change in net unrealized gains on securities	(6.8)	.4	(5.9)	(.7)
Foreign currency translation adjustments	(39.7)	86.8	(59.4)	134.7
Net other comprehensive (loss) income	(27.0)	86.1	(50.9)	138.5
Total comprehensive income	$209.5	$210.2	$367.8	$373.4

Total comprehensive income declined slightly for the three and six month periods ended June 30, 2004 compared to the similar 2003 periods. Higher levels of net income were offset by foreign currency translation losses in 2004 compared to gains in 2003. Foreign currency translation adjustments in both years primarily resulted from the change in the value of the euro relative to the U.S. dollar. In 2004, the euro decreased in value relative to the dollar. In 2003, the euro increased in value relative to the dollar.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income was comprised of the following:

	June 30 2004	December 31 2003
Net unrealized gains on securities	$3.6	$9.5
Minimum pension liability adjustments	(3.2)	(3.2)
Accumulated unrealized net losses on derivative contracts	(.7)	(15.1)
Accumulated foreign currency translation adjustments	97.3	156.7
Net accumulated other comprehensive income	$97.0	$147.9

Other Capital Stock Changes

On January 1, 2004, approximately 1,036,000 stock options previously granted to PACCAR employees became exercisable. On January 15, 2004, PACCAR granted an additional 457,600 stock options at an exercise price of $56.95. These options vest approximately three years after the date of grant. In the six months ended June 30, 2004, PACCAR issued 447,600 additional common shares under terms of employee stock option, deferred compensation and non-employee directors’ stock compensation arrangements.

Diluted Earnings Per Share

The following table shows the additional amounts added to weighted average basic shares outstanding to calculate diluted earnings per share. These amounts primarily represent the dilutive effect of stock options. Antidilutive options outstanding at the end of the period (where assumed per share proceeds exceed common stock market price averages for the period) are excluded from the diluted earnings per share calculation and are shown separately.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Additional shares	1,130,200	1,093,700	1,158,200	973,500
Excluded antidilutive shares	436,600	—	436,600	850,800

NOTE E—Segment Information

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net sales and revenues:
Truck
Total	$2,709.0	$1,934.1	$5,114.5	$3,749.5
Less intersegment	(73.5)	(53.7)	(121.5)	(80.3)
External customers	2,635.5	1,880.4	4,993.0	3,669.2
All other	17.9	14.7	34.7	29.1
	2,653.4	1,895.1	5,027.7	3,698.3
Financial Services	133.4	117.1	260.4	230.7
	$2,786.8	$2,012.2	$5,288.1	$3,929.0

Income (loss) before income taxes:
Truck	$303.2	$152.7	$536.7	$291.3
All other	(.8)	(1.4)	(4.7)	(5.1)
	302.4	151.3	532.0	286.2
Financial Services	41.3	28.8	78.8	55.5
Investment income	18.9	11.0	30.4	21.7
	$362.6	$191.1	$641.2	$363.4

Included in “All other” is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense.

NOTE F—Employee Benefit Plans

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Components of Pension Expense:
Service cost	$7.5	$6.8	$15.0	$13.5
Interest on projected benefit obligation	11.7	11.1	23.4	22.1
Expected return on assets	(14.0)	(12.1)	(27.6)	(24.3)
Amortization of prior service costs	.8	.7	1.5	1.5
Recognized actuarial loss	1.0	1.0	1.9	2.1
Net pension expense	$7.0	$7.5	$14.2	$14.9

During the first half of 2004, the Company contributed $53.6 to its pension plans.

The following information details the components of net periodic retiree cost for the Company’s unfunded postretirement medical and life insurance plans:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Components of Retiree Expense:
Service cost	$.5	$.4	$.9	$.9
Interest cost	.8	.7	1.5	1.5
Recognized net initial obligation	.1	.1	.2	.3
Net retiree expense	$1.4	$1.2	$2.6	$2.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

PACCAR’s second quarter 2004 total net sales and revenues increased 39% to a record $2.79 billion compared to $2.01 billion reported for the second quarter in 2003. First half net sales and revenues increased 35% to $5.29 billion. Second quarter 2004 net income was a record $236.5 million and increased 91% from the $124.1 million earned in the second quarter of 2003. First half net income increased 78% to a record $418.7 million. Both the Truck and Financial Services segments contributed to the improved financial results.

Truck segment net sales and revenues in the second quarter of 2004 increased 40% to $2.64 billion compared to $1.88 billion in the second quarter of 2003. First half 2004 Truck segment net sales increased 36% to $4.99 billion. Second quarter 2004 Truck segment income before taxes almost doubled to $303.2 million compared to the $152.7 million recorded in the year-earlier period. The first half 2004 Truck segment income before taxes of $536.7 million increased 84% from the $291.3 million earned in the first half of 2003.

Truck segment results in the second quarter and first half of 2004 benefited from higher production rates, aftermarket parts sales volumes and heavy-duty truck margins in all of the Company’s primary markets due to increased demand. The positive impact of foreign currencies on sales was $72.0 million during the second quarter of 2004 and $230.8 during the first half. The impact of foreign currencies on pretax income was an increase of $10.1 million during the second quarter and $31.1 million during the first half.

Gross margins improved to 15.0% in the second quarter and 14.5% in the first half of 2004 from 12.6% in the second quarter and 12.5% in the first half of 2003 due to increased customer demand, greater utilization of factory capacity and factory operating efficiencies. Selling, general and administrative (SG&A) expense increased $6.2 million for the quarter and $14.9 million year-to-date. The increase for both periods was due to costs associated with supporting business growth and translation of expenses incurred by the Company’s foreign subsidiaries to U.S. dollars. As a percent of sales, however, SG&A decreased to a record low of 3.5% and 3.8% for the second quarter and first half of 2004, respectively, compared to year earlier levels of 4.6% and 4.8%, respectively.

In North America, industry retail sales of heavy-duty trucks for the first six months of 2004 are 40% higher than a year ago. Stronger retail sales are expected to continue for the remainder of 2004 as customers replace aging trucks and economic conditions become more favorable. In Europe, the heavy-duty truck market is expected to be 5-10% higher than 2003 levels.

Financial Services segment revenues increased 14% to $133.4 million from $117.1 million for the quarter and to $260.4 million from $230.7 million for the first half due to higher asset levels. Financial Services income before income taxes of $41.3 million in second quarter 2004 increased 43% compared to the $28.8 million earned in the second quarter of 2003. For the first half, segment pretax earnings increased 42% to $78.8 million from $55.5 million in 2003. The improvement is due to higher finance margin and lower credit losses. Finance margin improved primarily due to growth in earning assets as well as an increase in the finance margin as a percentage of earning assets. Lower credit losses reflect improved customer economics which resulted in fewer truck repossessions and higher used truck prices.

Investment income increased in the second quarter and first half to $18.9 million and $30.4 million, respectively due to $7.8 million of realized gains on sales of equity securities in the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s Truck and Other working capital (current assets minus current liabilities) increased $112.7 million during the first half of 2004 due to the positive operating results during the period. Truck and Other cash and marketable debt securities increased in the first half of 2004 by $38 million to $1.74 billion.

The increase in cash provided by operating activities in 2004 was due primarily to higher net income in the current year, as well as increases in depreciation and other non-cash expenses. A portion of the cash provided by operating activities in 2004 was used to purchase additional marketable debt securities, pay dividends, make capital additions and repurchase PACCAR common stock.

On April 27, 2004, PACCAR announced that its Board of Directors approved a plan to purchase, from time to time on the open market, up to two million shares of its common stock.  During the second quarter of 2004, PACCAR purchased two million shares of its common stock for $107.7 million.

PACCAR’s largest financial services subsidiary, PACCAR Financial Corp., filed a shelf registration under the Securities Act of 1933, which became effective in January 2004. The shelf registration provides for the issuance of up to $3.0 billion of senior debt securities to the public. At the end of June 2004, $2.4 billion of such securities remained available for issuance.

Other information on liquidity and capital resources as presented in the 2003 Annual Report to Stockholders continues to be relevant.

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

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended June 30, 2004. For additional information, refer to the market risk disclosure in Item 7a as presented in the Company’s 2003 annual report on Form 10-K.

ITEM 4.                   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

For Items 1, 3 and 5, there was no reportable information for any of the three months ended June 30, 2004.

ITEM 2.                   CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

For Items 2(a) through 2(d), there was no reportable information for any of the three months ended June 30, 2004.

(e)          During May of 2004 PACCAR purchased, on the open market, two million shares of its common stock at an average price per share of $53.86, completing its previously announced share repurchase plan.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

ITEM 6.                   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits. Any exhibits filed herewith are listed in the accompanying index to exhibits.

(b)         The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

(1)          On April 27, 2004, PACCAR issued a press release announcing its financial results for the first quarter ended March 31, 2004 and announcing that it would hold a conference call with securities analysts to discuss first quarter 2004 earnings to be held that same day.

(2)          On April 27, 2004, PACCAR issued a press release announcing an increased quarterly dividend and stock repurchase program.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	August 6, 2004	By	/s/ R. E. Armstrong
R. E. Armstrong
Vice President and Controller
(Authorized Officer and
Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

3                                          Articles of incorporation and bylaws:

(a)          PACCAR Inc Certificate of Incorporation, as amended to April 27, 2004.

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