Form 10-Q
period 2004-09-30
PACCAR INC
filed 2004-11-05
CIK 75362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Common Stock, $1 par value—173,723,248 shares as of September 30, 2004

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
TRUCK AND OTHER:
Net sales and revenues	$2,774.7	$1,940.2	$7,802.4	$5,638.5
Cost of sales and revenues	2,378.9	1,695.9	6,677.6	4,930.3
Selling, general and administrative	94.8	82.7	285.4	258.4
Interest and other, net	.8	1.3	7.2	3.3
	2,474.5	1,779.9	6,970.2	5,192.0
Truck and Other Income Before Income Taxes	300.2	160.3	832.2	446.5

FINANCIAL SERVICES:
Revenues	143.1	118.3	403.5	349.0
Interest and other	74.1	59.9	210.5	183.2
Selling, general and administrative	20.3	18.5	59.1	53.9
Provision for losses on receivables	4.6	7.4	11.0	23.9
	99.0	85.8	280.6	261.0
Financial Services Income Before Income Taxes	44.1	32.5	122.9	88.0

Investment income	16.1	9.5	46.5	31.2
Total Income Before Income Taxes	360.4	202.3	1,001.6	565.7
Income taxes	113.7	69.8	336.2	198.3
Net Income	$246.7	$132.5	$665.4	$367.4

Net Income Per Share:
Basic	$1.42	$.76	$3.81	$2.10
Diluted	$1.41	$.75	$3.78	$2.09
Weighted Average Common Shares Outstanding:
Basic	173.9	175.1	174.7	174.7
Diluted	175.0	176.4	175.9	175.9
Dividends declared per share	$.20	$.15	$.55	$.43

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS (Millions of Dollars)	September 30 2004	December 31 2003*
	(Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,219.5	$1,323.2
Trade and other receivables, net of allowance for losses	656.3	479.1
Marketable debt securities	717.8	377.1
Inventories	373.5	334.5
Deferred taxes and other current assets	111.2	85.0
Total Truck and Other Current Assets	3,078.3	2,598.9
Equipment on operating leases, net	440.7	494.8
Property, plant and equipment, net	933.0	893.4
Goodwill and other	371.5	347.1
Total Truck and Other Assets	4,823.5	4,334.2

FINANCIAL SERVICES:
Cash and cash equivalents	56.2	23.8
Finance and other receivables, net of allowance for losses	5,558.3	4,994.9
Equipment on operating leases, net	586.7	471.0
Other assets	153.6	115.7
Total Financial Services Assets	6,354.8	5,605.4
	$11,178.3	$9,939.6

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30 2004	December 31 2003*
	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$1,683.6	$1,334.4
Current portion of long-term debt and commercial paper	19.8	7.8
Dividend payable		140.1
Total Truck and Other Current Liabilities	1,703.4	1,482.3
Long-term debt and commercial paper	26.5	33.7
Residual value guarantees and deferred revenues	494.8	560.4
Deferred taxes and other liabilities	355.2	330.5
Total Truck and Other Liabilities	2,579.9	2,406.9
FINANCIAL SERVICES:
Accounts payable and accrued expenses	179.6	126.8
Commercial paper and bank loans	2,525.4	2,263.0
Term debt	1,812.5	1,523.1
Deferred taxes and other liabilities	358.9	373.4
Total Financial Services Liabilities	4,876.4	4,286.3
STOCKHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 400.0 million shares, 173.7 million shares issued and outstanding	173.7	175.1
Additional paid-in capital	442.3	524.2
Retained earnings	2,968.5	2,399.2
Accumulated other comprehensive income	137.5	147.9
Total Stockholders’ Equity	3,722.0	3,246.4
	$11,178.3	$9,939.6

*     The December 31, 2003, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Nine Months Ended September 30	2004	2003
OPERATING ACTIVITIES:
Net income	$665.4	$367.4
Items included in net income not affecting cash:
Depreciation and amortization:
Property, plant and equipment	95.5	87.0
Equipment on operating leases and other	134.6	108.9
Provision for losses on financial services receivables	11.0	23.9
Gain on sale of equity securities	(14.1)
Change in operating assets and liabilities	96.8	80.0
Net Cash Provided by Operating Activities	989.2	667.2

INVESTING ACTIVITIES:
Finance receivables originated	(1,819.4)	(1,394.5)
Collections on finance receivables	1,386.9	1,408.6
Net (increase) decrease in wholesale receivables	(173.8)	13.6
Marketable securities purchases	(753.9)	(742.0)
Marketable securities maturities and sales	442.1	751.5
Acquisition of property, plant and equipment	(138.1)	(61.9)
Acquisition of equipment on operating leases	(238.9)	(178.8)
Proceeds from asset disposals	37.1	22.3
Other	(1.1)	(3.3)
Net Cash Used in Investing Activities	(1,259.1)	(184.5)
FINANCING ACTIVITIES:
Stock option transactions	12.6	27.2
Cash dividends paid	(236.1)	(146.0)
Repurchase of common shares	(107.7)
Net increase (decrease) in commercial paper and bank loans	277.5	(375.2)
Proceeds from long-term debt	907.8	578.8
Payment of long-term debt	(631.2)	(283.0)
Net Cash Provided by (Used in) Financing Activities	222.9	(198.2)
Effect of exchange rate changes on cash	(24.3)	65.4
Net (Decrease) Increase in Cash and Cash Equivalents	(71.3)	349.9
Cash and cash equivalents at beginning of period	1,347.0	773.0
Cash and cash equivalents at end of period	$1,275.7	$1,122.9

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Per Share Amounts)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In the third quarter of 2004, a change in estimate of a deferred tax asset valuation allowance was made, as further discussed in Note G.  Operating results for the three- and nine-month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

On February 5, 2004 PACCAR paid a 50% stock dividend to stockholders. All share and per share figures presented are adjusted for the effects of the stock dividend.

Stock Compensation: Under provisions of Financial Accounting Standard (FAS) No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, effective January 1, 2003, PACCAR adopted prospectively the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation, for all new employee stock option awards. Under these provisions, expense is recognized for the estimated fair value over the option vesting period, generally three years for the Company. Expenses related to stock-based employee compensation included in the determination of net income for the third quarter and first nine months of 2003 and 2004 were less than that which would be recognized if the fair value method were applied to all awards since the original effective date of FAS No. 123. Through the end of 2002, the Company used the intrinsic value method of accounting for these awards. Under the intrinsic value method, when the exercise price of option grants equals the market value of the underlying common stock at the date of grant, no compensation expense is reflected in the Company’s net income. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income, as reported	$246.7	$132.5	$665.4	$367.4
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	.7	.4	2.1	1.3
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(.9)	(.8)	(2.6)	(3.5)

Pro forma net income	$246.5	$132.1	$664.9	$365.2
Earnings per share:
Basic—as reported	$1.42	$.76	$3.81	$2.10
Basic—pro forma	1.42	.75	3.81	2.09

Diluted—as reported	$1.41	$.75	$3.78	$2.09
Diluted—pro forma	1.41	.75	3.78	2.08

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements	(Millions of Dollars)

NOTE B—Inventories

	September 30 2004	December 31 2003
Inventories at cost:
Finished products	$260.0	$247.9
Work in process and raw materials	241.0	213.3
	501.0	461.2
Less LIFO reserve	(127.5)	(126.7)
	$373.5	$334.5

Under the LIFO method of accounting (used for approximately 43% of September 30, 2004, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, the Company’s interim valuations are based on management’s estimates of year-end amounts.

NOTE C—Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and deferred revenue and accrued costs associated with optional extended warranty and repair and maintenance contracts. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

	2004	2003
Balance at beginning of year	$300.5	$273.4
Cost accruals and revenue deferrals	181.1	138.1
Payments and revenue recognized	(161.2)	(141.2)
Translation	3.3	14.8
Ending balance, September 30	$323.7	$285.1

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements	(Millions Except Share and Per Share Amounts)

NOTE D—Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income	$246.7	$132.5	$665.4	$367.4
Other comprehensive income (loss):
Foreign currency translation adjustments	51.2	17.2	(8.2)	151.9
Change in net unrealized losses on derivative contracts	(7.8)	10.0	6.6	14.7
Change in net unrealized gains on securities	(2.9)	1.8	(8.8)	1.1
Minimum pension liability adjustments				(.2)
Net other comprehensive income (loss)	40.5	29.0	(10.4)	167.5
Total comprehensive income	$287.2	$161.5	$655.0	$534.9

In the third quarter of both years, foreign currency translation gains reflected increases in the value of the euro relative to the US dollar. The increase in the third quarter of 2004 was also attributable in part to increases in the value of the Canadian and Australian currencies relative to the US dollar.

Foreign currency translation changes for the first nine months of both years are attributable primarily to changes in the value of the euro relative to the US dollar.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss is comprised of the following:

	September 30 2004	December 31 2003
Accumulated foreign currency translation adjustments	$148.5	$156.7
Accumulated net unrealized losses on derivative contracts	(8.5)	(15.1)
Net unrealized gains on securities	.7	9.5
Minimum pension liability adjustments	(3.2)	(3.2)
Net accumulated other comprehensive income	$137.5	$147.9

Other Capital Stock Changes

On January 1, 2004, approximately 1,036,000 stock options previously granted to PACCAR employees became exercisable. On January 15, 2004, PACCAR granted an additional 457,600 stock options at an exercise price of $56.95. These options vest approximately three years after the date of grant. In the nine months ended September 30, 2004, PACCAR issued 608,000 additional common shares under terms of employee stock option, deferred compensation and non-employee directors’ stock compensation arrangements.

During May of 2004 PACCAR purchased, on the open market, 2,000,000 shares of its common stock at an average price per share of $53.86, completing its previously announced share repurchase plan. On July 13, 2004 the Board of Directors declared a resolution to retire the treasury shares. Accordingly, in the third quarter of 2004, common stock was reduced by $2.0 and additional paid-in capital was reduced by $105.7.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements	(Millions Except Share Amounts)

Diluted Earnings Per Share

The following table shows the additional amounts added to weighted average basic shares outstanding to calculate diluted earnings per share. These amounts primarily represent the dilutive effect of stock options. Antidilutive options (where assumed per share proceeds exceed the average common stock market price for the period) are excluded from the diluted earnings per share calculation and are shown separately.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Additional shares	1,136,000	1,323,600	1,153,900	1,167,300
Excluded antidilutive shares	428,300	—	428,300	—

NOTE E—Segment Information

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net sales and revenues:
Truck
Total	$2,849.9	$1,960.7	$7,964.4	$5,710.2
Less intersegment	(94.3)	(35.5)	(215.8)	(115.8)
External customers	2,755.6	1,925.2	7,748.6	5,594.4
All other	19.1	15.0	53.8	44.1
	2,774.7	1,940.2	7,802.4	5,638.5
Financial Services	143.1	118.3	403.5	349.0
	$2,917.8	$2,058.5	$8,205.9	$5,987.5
Income (loss) before income taxes:
Truck	$301.4	$163.5	$838.1	$454.8
All other	(1.2)	(3.2)	(5.9)	(8.3)
	300.2	160.3	832.2	446.5
Financial Services income before income taxes	44.1	32.5	122.9	88.0
Investment income	16.1	9.5	46.5	31.2
	$360.4	$202.3	$1,001.6	$565.7

Included in “All other” are PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements	(Millions of Dollars)

NOTE F—Employee Benefit Plans

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Components of Pension Expense:
Service cost	$7.1	$6.8	$22.2	$20.5
Interest on projected benefit obligation	11.1	11.1	34.5	33.2
Expected return on assets	(12.7)	(12.1)	(39.9)	(36.4)
Amortization of prior service costs	.6	.7	1.8	2.2
Recognized actuarial loss	1.1	1.0	3.1	3.1
Net pension expense	$7.2	$7.5	$21.7	$22.6

During the first nine months of 2004, the Company contributed $56.0 to its pension plans.

The following information details the components of net periodic retiree cost for the Company’s unfunded postretirement medical and life insurance plans:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Components of Retiree Expense:
Service cost	$.9	$.4	$1.8	$1.3
Interest cost	1.5	.7	3.0	2.2
Recognized net initial obligation	.1	.1	.3	.5
Net retiree expense	$2.5	$1.2	$5.1	$4.0

NOTE G—Income Taxes

In the third quarter of 2004, PACCAR recognized a $9.5 benefit arising from higher expected utilization of NOL carryforwards at a United Kingdom subsidiary acquired in 1998. Recent revisions regarding expectations of the subsidiary’s longer-term profitability resulted in a change in estimate of the deferred tax asset valuation allowance.

NOTE H—Subsequent Event

In November 2004, PACCAR concluded an early termination agreement with RAC plc (RAC) regarding distribution of Leyland aftermarket parts to DAF dealers and customers in the United Kingdom. Effective September 30, 2005, parts will be stored and distributed from the Company’s new parts distribution center in the United Kingdom. This transition will generate additional parts sales and margins and lower the cost of parts distribution in the United Kingdom. Per the terms of the agreement, PACCAR will pay RAC £18.0 (approximately $33.0). This cost will be charged against PACCAR’s fourth quarter pretax income.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

PACCAR’s total net sales and revenues for the first nine months of 2004 increased 37% to $8.21 billion from $5.99 billion in 2003. Net income for the first nine months of 2004 improved 81% to $665.4 million compared to $367.4 million in 2003. Third quarter 2004 total net sales and revenues increased to $2.92 billion, from the $2.06 billion reported for the comparable period in 2003. Third quarter 2004 net income increased to $246.7 million from the $132.5 million earned in the third quarter of 2003.  Net income for the third quarter and first nine months of 2004 included a $9.5 million benefit resulting from the adjustment of a deferred tax asset valuation allowance related to higher expected utilization of net operating loss (NOL) carryforwards in the United Kingdom.

Year-to-date Truck segment net sales and revenues increased 39% to $7.75 billion in 2004. Income before income taxes for the segment increased 84% to $838.1 million. Third quarter net sales and revenues grew 43% to $2.76 billion. Truck segment income before taxes of $301.4 million increased 84% from the $163.5 million earned in the third quarter of 2003.

Truck segment results in the third quarter and first nine months of 2004 benefited from higher production rates, aftermarket parts sales volume and heavy-duty truck margins in all of the Company’s primary markets due to increased demand. The positive impact of foreign currencies on sales was $80.3 million during the third quarter of 2004 and $311.1 million during the first nine months. The impact of foreign currencies on pretax income was an increase of $10.2 million during the third quarter and $41.4 million for the first nine months.

Gross margins improved to 14.3% in the third quarter and 14.4% year-to-date, compared to 12.6% for both comparable periods in 2003. The increase for both periods was due to increased customer demand, greater utilization of factory capacity and factory operating efficiencies. Selling, general and administrative (SG&A) expense increased $27.0 million year-to-date and $12.1 million for the third quarter. As a percent of sales, SG&A decreased to 3.4% and 3.7% for the third quarter and first nine months of 2004 compared to year earlier levels of 4.3% and 4.6%, respectively.

Demand for heavy-duty trucks in the U.S. and Canada has improved in 2004 with industry retail sales expected to be 225,000 – 235,000 trucks. Retail sales in 2005 are estimated at 270,000 – 280,000 trucks. European heavy-duty demand is expected to be higher than 2003 levels at 230,000 – 240,000 trucks. European heavy-duty registrations for 2005 are projected at 240,000 – 250,000 units.

Financial Services segment revenues increased to $143.1 million from $118.3 million for the quarter and to $403.5 million from $349.0 million for the first nine months due to higher asset levels. Financial Services income before income taxes of $44.1 million in the third quarter 2004 increased 36% compared to the $32.5 million earned in the third quarter of 2003. For the first nine months, segment pretax earnings increased 40% to $122.9 million from $88.0 million in 2003. The improvement is due to higher finance margin and lower credit losses. Finance margin improved primarily due to growth in earning assets as well as an increase in the finance margin as a percentage of earning assets. Lower credit losses reflect fewer truck repossessions and higher used truck prices.

Included in investment income of $16.1 million and $46.5 million for the third quarter and first nine months of 2004 are gains from the sale of equity securities of $5.5 million and $14.1 million, respectively.

PACCAR’s effective tax rates for the third quarter in 2004 decreased to 31.5% from 34.5% and to 33.6% from 35.1% for the first nine months as compared to the corresponding periods of 2003 primarily due to a $9.5 million benefit arising from higher expected utilization of NOL carryforwards at a United Kingdom subsidiary acquired in 1998.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s Truck and Other working capital (current assets minus current liabilities) increased $258.3 million during the first nine months of 2004 due to the positive operating results during the period. Total Truck and Other cash and marketable debt securities increased $237.0 million to $1.94 billion in the first nine months of 2004.

The increase in cash provided by operating activities in 2004 was primarily due to higher net income in the current year. The cash provided by operating activities in 2004 was used to purchase additional marketable debt securities, pay dividends, make capital additions and repurchase PACCAR common stock. The Company’s financial services subsidiaries funded the increase in earning assets primarily through higher borrowings as well as reinvested earnings.

PACCAR’s largest financial services subsidiary, PACCAR Financial Corp., filed a shelf registration under the Securities Act of 1933, which became effective in January 2004. The shelf registration provides for the issuance of up to $3.0 billion of senior debt securities to the public. At the end of September 2004, $2.3 billion of such securities remained available for issuance.

In September 2004, PACCAR’s European finance subsidiary, PACCAR Financial Europe, registered a Euro Medium Term Note Program with the Luxemburg Exchange which provides for the issuance of up to €750 million of senior debt securities with maturities of up to five years. This program is renewable through the filing of a new prospectus after July 2005. At the end of September, €600 million of debt was available for issuance under this program.

Other information on liquidity and sources of capital as presented in the 2003 Annual Report to Stockholders continues to be relevant.

FORWARD LOOKING STATEMENTS:

Certain information presented in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient supplier capacity; shortages of commercial truck drivers; increased warranty costs or litigation, or legislative and governmental regulations.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2004. For additional information, refer to Item 7a as presented in the 2003 Annual Report to Stockholders.

ITEM 4.                 CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

For Items 1 through 4, there was no reportable information for the quarter ended September 30, 2004.

ITEM 5.                 OTHER INFORMATION

PACCAR’s independent auditor, Ernst & Young LLP (E&Y), recently advised the Securities and Exchange Commission that E&Y’s China affiliate forwarded tax payments to the Chinese government on behalf of one PACCAR employee and a subsidiary, in the amount of $110,700 from 2000 to 2003. PACCAR’s Audit Committee and E&Y do not believe that this insignificant transaction impaired E&Y’s independence.

ITEM 6.                 EXHIBITS

Exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	November 5, 2004	By	/s/ R. E. Armstrong
R. E. Armstrong
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

3	Articles of incorporation and bylaws:

(a) PACCAR Inc Certificate of Incorporation, as amended to April 27, 2004 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

(b)

PACCAR Inc Bylaws, as amended to April 26, 1994 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and Bylaw Article III, as amended to July 10, 2001 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

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