Form 10-K
period 2004-12-31
PACCAR INC
filed 2005-03-04
CIK 75362

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004:

Common Stock, $1 par value — $9.6 billion

The number of shares outstanding of the registrant’s classes of common stock, as of January 31, 2005:

Common Stock, $1 par value — 173,692,939 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2004, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held on April 26, 2005, are incorporated by reference into Part III.

PART I

ITEM 1.     BUSINESS.

(a) General Development of Business

PACCAR Inc (the Company), incorporated under the laws of Delaware in 1971, is the successor to Pacific Car and Foundry Company which was incorporated in Washington in 1924. The Company traces its predecessors to Seattle Car Manufacturing Company formed in 1905.

(b) Financial Information About Industry Segments and Geographic Areas

Information about the Company’s industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on page 47 of the Annual Report to Stockholders for the year ended December 31, 2004 and is incorporated herein by reference.

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

TRUCKS

The Company and its subsidiaries design and manufacture heavy-duty diesel trucks which are marketed under the Peterbilt, Kenworth, DAF and Foden nameplates. These vehicles, which are built in four plants in the United States, three in Europe and one each in Australia, Canada, and Mexico, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. Commercial trucks and related replacement parts comprise the largest segment of the Company’s business, accounting for 95% of total 2004 net sales and revenues.

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

The Truck Segment utilizes centrally managed purchasing, information technology, engineering, technical research and testing, treasury and finance functions. Certain manufacturing plants in North America and Europe produce trucks for more than one nameplate in common production facilities, while other plants produce trucks for only one nameplate, depending on various factors. Also, as a result of the close similarity of the business models employed by each nameplate, best manufacturing practices within the Company are shared on a routine basis.

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

Raw materials and other components used in the manufacture of trucks are purchased from a number of suppliers. The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 3% of consolidated revenues in 2004. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would either require the Company to contract for an alternative source of supply or for the Company to manufacture cabs itself. Other than these components, the Company is not limited to any single source for any significant component, although the sudden inability of a supplier to deliver components could have a temporary adverse effect on production of certain products. No significant shortages of materials or components were experienced in 2004. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

Replacement truck parts are sold and delivered to the Company’s independent dealers through the Company’s parts distribution network. Parts are both manufactured by the Company and purchased from various suppliers. Replacement parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. As a percentage of total consolidated net sales and revenues, parts sales were 12% in 2004 and 15% in 2003 and 2002.

There were three other principal competitors in the U.S. and Canada Class 8 truck market in 2004. The Company’s share of that market was 24.6% of retail sales in 2004. The Company’s share of the Class 6 and 7 truck market in 2004 was 9.7%. In Europe there were five other principal competitors in the commercial vehicle market in 2004, including parent companies to two competitors of the Company in the United States. The Company’s subsidiary, DAF, had a 12.8% share of the Western European heavy-duty market and a 8.9% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations.

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

The Company had a total production backlog of $6.6 billion at the end of 2004. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90-day backlog approximated $2.6 billion at December 31, 2004, and $1.5 billion at December 31, 2003. Production of the year-end 2004 backlog is expected to be substantially completed during 2005.

The number of persons employed by the Company in its truck business at December 31, 2004, was approximately 19,500.

OTHER BUSINESS

The Truck and Other businesses include a division of the Company which manufactures industrial winches in two U.S. plants and markets them under the Braden, Carco, and Gearmatic nameplates. The markets for these products are highly competitive and the Company competes with a number of well established firms. Sales of industrial winches were less than 1% of net sales and revenues in 2004, 2003 and 2002.

The Braden, Carco, and Gearmatic trademarks and trade names are recognized internationally and play an important role in the marketing of those products.

FINANCIAL SERVICES

In North America, Australia and eleven Western European countries, the Company provides financing and leasing arrangements principally for its manufactured trucks through wholly-owned finance companies operating under the PACCAR Financial or PacLease trade names. They provide inventory financing for independent dealers selling PACCAR products, and retail and lease financing for new and used trucks and other transportation equipment sold principally by its independent dealers. Receivables are secured by the products financed or leased.

The Company also conducts full service leasing operations through wholly-owned subsidiaries in North America under the PacLease trade name. Selected dealers in North America are franchised to provide full service leasing. The Company provides its franchisees equipment financing and managerial support. The Company also operates full service lease outlets on its own behalf.

PACCAR had a 49% equity ownership in DAF Financial Services (DFS) in Europe. During 2004, the Company sold its interest in DFS for $39.8 million which approximated net book value.

PATENTS

The Company owns numerous patents which relate to all product lines. Although these patents are considered important to the overall conduct of the Company’s business, no patent or group of patents is considered essential to a material part of the Company’s business.

REGULATION

As a manufacturer of highway trucks, the Company is subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration as well as environmental laws and regulations in the United States, and is subject to similar regulations in Canada, Mexico, Australia and Europe. In addition, the Company is subject to certain other licensing requirements to do business in the United States and Europe. The Company believes it is in compliance with laws and regulations applicable to safety standards, the environment and other licensing requirements in all countries where it has operations.

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

EMPLOYEES

On December 31, 2004, the Company employed a total of approximately 20,500 persons.

OTHER DISCLOSURES

The Company’s filings on Form 10-K, 10-Q, and 8-K and any amendments to those reports can be found on the Company’s website www.paccar.com/corp/finance.asp free of charge as soon as practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2.                             PROPERTIES.

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

All the Company’s manufacturing facilities increased their production in 2004 compared to the prior year. The Company continuously invests in facilities, equipment and processes to provide manufacturing and warehouse capacity to meet its customers’ needs.

The following summarizes the number of the Company’s manufacturing plants by geographical location within indicated industry segments:

	U.S.	Canada	Australia	Mexico	Europe

Truck	4	1	1	1	3
Other	2	—	—	—	—

ITEM 3.                             LEGAL PROCEEDINGS.

The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company’s business or financial condition.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)          Market Information, Holders, Dividends and Securities Authorized for Issuance Under Equity Compensation Plans

Common Stock Market Prices and Dividends on page 50 of the Annual Report to Stockholders for the year ended December 31, 2004, are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2004, regarding compensation plans under which PACCAR equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options and Other Rights	Weighted-average Exercise Price of Outstanding Options	Securities Available for Future Grant (Excluding Shares Reflected in Column (1))
All stock compensation	(1)	(2)	(3)
Plans approved by Shareholders	3,568,100	$29.18	9,858,800

All stock compensation plans have been approved by the shareholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 226,800 shares that represent deferred cash awards payable in stock. The weighted-average exercise price does not include the securities that represent deferred cash awards.

Securities available for future grant is comprised of shares authorized under the following two plans: (i) 9,407,900 shares under the LTI Plan, and (ii) 450,900 shares under the RSDC Plan.

(b)         Use of Proceeds from Registered Securities

Not applicable

(c)          Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable

ITEM 6.                             SELECTED FINANCIAL DATA.

Selected Financial Data on page 50 of the Annual Report to Stockholders for the year ended December 31, 2004, are incorporated herein by reference.

ITEM 7.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 28 of the Annual Report to Stockholders for the year ended December 31, 2004, is incorporated herein by reference.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and qualitative disclosures about market risk on page 52 of the Annual Report to Stockholders for the year ended December 31, 2004, is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2004, are incorporated herein by reference:

Consolidated Statements of Income

— Years Ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets

— December 31, 2004 and 2003

Consolidated Statements of Cash Flows

— Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity

— Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

— December 31, 2004, 2003 and 2002

Quarterly Results (Unaudited) on page 51 of the Annual Report to Stockholders for the years ended December 31, 2004 and 2003 are incorporated herein by reference.

ITEM 9.                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.                    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2004 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management’s Report on Internal Control over Financial Reporting on page 48 and Report of Independent Registered Public Accounting Firm on the Company’s Internal Controls on page 49 of the Annual Report to Stockholders for the year ended December 31, 2004, is incorporated herein by reference.

ITEM 9B.                    OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Item 401(a), (d), (e) and (h) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 26, 2005 and is incorporated herein by reference:

•                  Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

•                  Identification of the audit committee financial expert is included under the caption “AUDIT COMMITTEE REPORT.”

Item 401(b) of Regulation S-K:

Executive Officers of the registrant as of February 23, 2005:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (51)	Chairman and Chief Executive Officer since 1997. Mr. Pigott is the nephew of James C. Pigott, a director of the Company.

Michael A. Tembreull (58)	Vice Chairman since 1995.

Thomas E. Plimpton (55)	President; Executive Vice President from August 1998 to December 2002.

James G. Cardillo (56)	Senior Vice President since June 2004; previously President of DAF Trucks N.V.

Ronald E. Armstrong (49)	Vice President and Controller; Operations Controller from December 1995 to October 2002.

Kenneth R. Gangl (59)	Vice President since March 1999.

David C. Anderson (51)	Vice President and General Counsel since January 2005; Counsel from March to December 2004; previously Vice President, General Counsel and Corporate Secretary of Airborne Express, Inc.

Janice B. Skredsvig (44)

Vice President and Chief Information Officer since January 2005; General Manager and Chief Information Officer from August to December 2004; Senior Director, Applications and Global Operations from January 2001 to August 2004; previously Senior Director of Technology and Operations.

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

ITEM 11.                      EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 26, 2005 and is incorporated herein by reference:

•                  Compensation of Directors is included under the caption “COMPENSATION OF DIRECTORS.”

•                  Compensation of Executive Officers and Related Matters is included under the caption “COMPENSATION OF EXECUTIVE OFFICERS.”

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Stock ownership information is included under the caption “STOCK OWNERSHIP OF EXECUTIVE OFFICERS AND DIRECTORS” in the proxy statement for the annual stockholders meeting of April 26, 2005 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 5 of this Form 10-K.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 2004.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal accountant fees and services information is included under the caption “AUDIT COMMITTEE REPORT” in the proxy statement for the annual stockholders meeting of April 26, 2005 and is incorporated herein by reference.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  (1)              Listing of financial statements

The following consolidated financial statements of PACCAR Inc and subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2004, are incorporated by reference in Item 8:

Consolidated Statements of Income

— Years Ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets

— December 31, 2004 and 2003

Consolidated Statements of Cash Flows

— Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity

— Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

— December 31, 2004, 2003 and 2002

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

(g)         Compensatory arrangement with K. R. Gangl dated February 1, 1999 and attached amendment dated February 18, 1999.

(h)         PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement, Form of Option Grant Agreement (incorporated by reference to Exhibit 99.1 of Form 8-K dated January 20, 2005 and filed January 25, 2005).

(13)    Annual report to security holders

Portions of the 2004 Annual Report to Shareholders have been incorporated by reference and are filed herewith.

(21)    Subsidiaries of the registrant

(23)    Consent of independent registered public accounting firm

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

PACCAR Inc
Registrant

Date:	March 4, 2005	/s/ M. C. Pigott
M. C. Pigott, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Title

	/s/ M. A. Tembreull	Vice Chairman
	M. A. Tembreull	(Principal Financial Officer)

	/s/ R. E. Armstrong	Vice President and Controller
	R. E. Armstrong	(Principal Accounting Officer)

	*/s/ H. A. Wagner	Director
H. A. Wagner

	*/s/ J. C. Pigott	Director
J. C. Pigott

	*/s/ J. M. Fluke, Jr.	Director
J. M. Fluke, Jr.

	*/s/ H. C. Stonecipher	Director
H. C. Stonecipher

	*/s/ D. K. Newbigging	Director
D. K. Newbigging

	*/s/ G. Grinstein	Director
G. Grinstein

	*/s/ W. G. Reed, Jr.	Director
W. G. Reed, Jr.

	*/s/ S. F. Page	Director
S. F. Page

	*/s/ R. T. Parry	Director
R. T. Parry

*By	/s/ M. C. Pigott
M. C. Pigott
Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15(c)

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2004

PACCAR INC AND SUBSIDIARIES

BELLEVUE, WASHINGTON