Form 10-Q
period 2005-03-31
PACCAR INC
filed 2005-05-03
CIK 75362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Common Stock, $1 par value—173,845,692 shares as of March 31, 2005

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Amounts)

Three Months Ended March 31	2005	2004
TRUCK AND OTHER:
Net sales and revenues	$3,154.6	$2,374.3
Cost of sales and revenues	2,689.7	2,043.5
Selling, general and administrative	107.1	97.5
Interest and other expense, net	.8	3.7
	2,797.6	2,144.7
Truck and Other Income Before Income Taxes	357.0	229.6

FINANCIAL SERVICES:
Revenues	171.4	127.0
Interest and other	96.3	67.4
Selling, general and administrative	21.5	19.4
Provision for losses on receivables	6.3	2.7
	124.1	89.5
Financial Services Income Before Income Taxes	47.3	37.5

Investment income	11.8	11.5
Total Income Before Income Taxes	416.1	278.6
Income taxes	142.1	96.4
Net Income	$274.0	$182.2

Net Income Per Share:
Basic	$1.57	$1.04
Diluted	$1.56	$1.03

Weighted Average Number of Common Shares Outstanding:
Basic	174.0	175.5
Diluted	175.1	176.7

Dividends declared per share	$.20	$.15

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS (Millions Except Per Share Amount)	March 31 2005	December 31 2004*
	(Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,389.3	$1,579.3
Trade and other receivables, net of allowance for losses	648.4	538.7
Marketable debt securities	436.9	604.8
Inventories	556.2	495.6
Deferred taxes and other current assets	215.1	113.3

Total Truck and Other Current Assets	3,245.9	3,331.7
Equipment on operating leases, net	437.8	472.1
Property, plant and equipment, net	1,043.7	1,037.8
Other noncurrent assets	389.3	406.3
Total Truck and Other Assets	5,116.7	5,247.9

FINANCIAL SERVICES:
Cash and cash equivalents	40.1	35.4
Finance and other receivables, net of allowance for losses	6,292.2	6,106.1
Equipment on operating leases, net	698.8	716.4
Other assets	201.0	122.2
Total Financial Services Assets	7,232.1	6,980.1
	$12,348.8	$12,228.0

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31 2005	December 31 2004*
	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$1,947.9	$1,794.4
Current portion of long-term debt and commercial paper	8.3	8.4
Dividend payable		347.8
Total Truck and Other Current Liabilities	1,956.2	2,150.6
Long-term debt and commercial paper	27.7	27.8
Residual value guarantees and deferred revenues	488.4	526.2
Deferred taxes and other liabilities	372.1	372.9
Total Truck and Other Liabilities	2,844.4	3,077.5

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	183.3	148.8
Commercial paper and bank loans	2,663.9	2,502.0
Term debt	2,282.0	2,286.6
Deferred taxes and other liabilities	444.2	450.7
Total Financial Services Liabilities	5,573.4	5,388.1

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 400.0 million shares, 174.2 million shares issued	174.2	173.9
Additional paid-in capital	465.4	450.5
Retained earnings	3,066.1	2,826.9
Less treasury shares (.4 million)—at cost	(26.9)
Accumulated other comprehensive income	252.2	311.1
Total Stockholders’ Equity	3,931.0	3,762.4
	$12,348.8	$12,228.0

*  The December 31, 2004 Consolidated Balance Sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

Three Months Ended March 31	2005	2004
OPERATING ACTIVITIES:
Net income	$274.0	$182.2
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	33.0	31.2
Equipment on operating leases and other	58.5	44.4
Provision for losses on financial services receivables	6.3	2.7
Other	(1.2)	(1.9)
Change in operating assets and liabilities:
Wholesale receivables on new trucks	(138.5)	(63.4)
Other	(48.0)	(25.8)
Net Cash Provided by Operating Activities	184.1	169.4

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(641.9)	(485.6)
Collections on retail loans and direct financing leases	476.3	449.1
Net decrease in wholesale receivables on used equipment	3.2	10.4
Marketable securities purchases	(130.0)	(132.7)
Marketable securities sales and maturities	283.2	137.6
Acquisition of property, plant and equipment	(56.9)	(28.6)
Acquisition of equipment on operating leases	(92.9)	(26.0)
Proceeds from asset disposals	22.0	6.0
Other		(.1)
Net Cash Used in Investing Activities	(137.0)	(69.9)

FINANCING ACTIVITIES:
Cash dividends	(382.6)	(166.4)
Purchase of treasury stock	(26.9)
Stock option transactions	13.9	7.1
Net increase (decrease) in commercial paper and bank loans	195.2	(7.9)
Proceeds from long-term debt	212.7	254.1
Payments on long-term debt	(200.3)	(155.8)

Net Cash Used in Financing Activities	(188.0)	(68.9)
Effect of exchange rate changes on cash	(44.4)	(19.0)

Net (Decrease) Increase in Cash and Cash Equivalents	(185.3)	11.6
Cash and cash equivalents at beginning of period	1,614.7	1,347.0
Cash and cash equivalents at end of period	$1,429.4	$1,358.6

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Reclassifications: As more fully explained in Note B in the 2004 notes to consolidated financial statements, PACCAR changed the classification of the cash flow effects of some lending activities in the consolidated statements of cash flows. The statement of cash flows for the first quarter of 2004 has been reclassified to be consistent with the 2005 presentation as follows:

Three Months Ended March 31, 2004	As Reclassified	As Previously Reported
OPERATING ACTIVITIES:
Change in operating assets and liabilties:
Wholesale receivables on new trucks	$(63.4)
Other	(25.8)	$(23.7)

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(485.6)
Finance receivables originated		(516.6)
Collections on retail loans and direct financing leases	449.1
Collections on finance receivables		478.0
Net decrease in wholesale receivables on used equipment	10.4
Net increase in wholesale receivables		(53.0)

Accounting Change: Under provisions of FAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, effective January 1, 2003, PACCAR adopted prospectively the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation, for all new employee stock option awards. Under these provisions, expense is recognized for the estimated fair value over the option vesting period, generally three years for the Company. The expense related to stock-based employee compensation included in the determination of net income for the first quarter of 2004 was less than that which would be recognized if the fair value method were applied to all awards since the original effective date of FAS No. 123. Through the end of 2002, the Company used the intrinsic value method of accounting for these awards. Under the intrinsic value method, when the exercise price of option grants equals the market value of the underlying common stock at the date of grant, no compensation expense is reflected in the Company’s net income.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in 2004.

Three Months Ended March 31	2004
Net income, as reported	$182.2
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	.7
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(.8)
Pro forma net income	$182.1

Earnings per share:
Basic—as reported	$1.04
Basic—pro forma	1.04

Diluted—as reported	$1.03
Diluted—pro forma	1.03

NOTE B—Inventories

	March 31 2005	December 31 2004
Inventories at cost:
Finished products	$287.4	$270.6
Work in process and raw materials	398.1	353.1
	685.5	623.7
Less LIFO reserve	(129.3)	(128.1)
	$556.2	$495.6

Under the LIFO method of accounting (used for approximately 54% of March 31, 2005 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE C—Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and deferred revenue and accrued costs associated with optional extended warranty and repair and maintenance contracts. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

	2005	2004

Beginning balance, January 1	$348.8	$300.5
Cost accruals and revenue deferrals	64.2	62.3
Payments and revenue recognized	(57.1)	(52.2)
Translation	(7.5)	.1
Ending balance, March 31	$348.4	$310.7

NOTE D—Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, are as follows:

Three Months Ended March 31	2005	2004
Net income	$274.0	$182.2
Other comprehensive income (loss):
Foreign currency translation losses	(73.0)	(19.7)
Derivative contracts increase (decrease)	14.1	(5.1)
Marketable securities increase		.9
Net other comprehensive loss	(58.9)	(23.9)
Comprehensive Income	$215.1	$158.3

Foreign currency translation losses in both years primarily resulted from the change in the value of the euro relative to the U.S. dollar.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income was comprised of the following:

	March 31 2004	December 31 2005
Foreign currency translation gains	$250.4	$323.4
Net unrealized gain (loss) on derivative contracts	10.0	(4.1)
Net unrealized investment gains	.3	.3
Minimum pension liability	(8.5)	(8.5)
Total accumulated other comprehensive income	$252.2	$311.1

Other Capital Stock Changes

On January 1, 2005, approximately 752,800 stock options previously granted to PACCAR employees became exercisable. In the three months ended March 31, 2005, PACCAR issued 331,900 additional common shares under terms of employee deferred compensation, stock option and non-employee directors’ stock compensation arrangements.

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

Three Months Ended March 31	2005	2004
Additional shares	1,112,000	1,185,000
Excluded antidilutive shares	408,000	458,000

NOTE E—Segment Information

Three Months Ended March 31	2005	2004
Net sales and revenues:
Truck
Total	$3,192.8	$2,405.5
Less intersegment	(60.5)	(48.0)
External customers	3,132.3	2,357.5
All other	22.3	16.8
	3,154.6	2,374.3
Financial Services	171.4	127.0
	$3,326.0	$2,501.3

Income (loss) before income taxes:
Truck	$358.9	$233.5
All other	(1.9)	(3.9)
	357.0	229.6
Financial Services	47.3	37.5
Investment income	11.8	11.5
	$416.1	$278.6

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

The following information details the components of net periodic pension cost for the Company’s defined benefit plans:

Three Months Ended March 31	2005	2004
Components of Pension Expense:
Service Cost	$11.0	$7.5
Interest on projected benefit obligation	13.3	11.7
Expected return on assets	(16.0)	(13.6)
Amortization of prior service costs	.9	.8
Recognized actuarial loss	2.4	1.0
Net pension expense	$11.6	$7.4

During the first quarter of 2005, the Company contributed $2.3 million to its pension plans.

The following information details the components of net periodic retiree cost for the Company’s unfunded postretirement medical and life insurance plans:

Three Months Ended March 31	2005	2004
Components of Retiree Expense:
Service Cost	$.8	$.5
Interest Cost	1.0	.8
Recognized actuarial loss	.3
Recognized net initial obligation	.1	.1
Net retiree expense	$2.2	$1.4

NOTE G—Subsequent Event

The American Jobs Creation Act (the AJCA), which was signed into law on October 22, 2004, created a special 85% tax deduction during 2005 for certain repatriated foreign earnings that are reinvested in qualifying domestic activities, as defined in the AJCA. In its meeting on April 26, 2005, PACCAR’s Board of Directors authorized the Company to repatriate, by the end of the current year, approximately $1.5 billion of foreign earnings. The currently estimated tax provision of $70 million on the repatriated earnings will be recorded in the second quarter of 2005.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

PACCAR set new records for quarterly revenues and net income due to improved margins, excellent production efficiency, and increased truck demand in all of the Company’s markets. First quarter 2005 total net sales and revenues increased 33% to $3.33 billion compared to the $2.50 billion reported for the first quarter in 2004. First quarter 2005 net income of $274.0 million increased 50% from the $182.2 million earned in the first quarter of 2004. Both the Truck and Financial Services segments contributed to the improved financial results.

Truck segment net sales and revenues increased 33% to $3.13 billion in the first quarter of 2005 from $2.36 billion in the first quarter of 2004. Truck segment income before income taxes of $358.9 million increased 54% compared to the $233.5 million recorded in the first quarter of 2004.

Truck segment results in the first quarter of 2005 benefited from higher heavy-duty truck production rates in all of the Company’s primary markets. Gross margins improved to 14.7% in the first quarter of 2005 from 13.9% in the first quarter of 2004 from higher sales prices due to increased customer demand and greater utilization of factory capacity. Higher material costs from suppliers due to increases in steel, aluminum, crude oil and other commodities have generally been reflected in new truck sales prices. Selling, general and administrative expense (SG&A) increased $9.6 million compared to the first quarter of 2004, however, as a percent of sales, SG&A decreased to 3.4% from 4.1%. The SG&A increase is attributable to costs incurred to support higher sales activities and project costs. The value of foreign currencies compared to the U.S. dollar increased from the prior year. The translation effect from stronger foreign currencies increased first quarter 2005 sales by $57 million and pretax income by $7.2 million compared to the first quarter of 2004.

Demand for heavy-duty trucks in the U.S. and Canada is expected to improve 15% to 20% in 2005 compared to 2004, with industry retail sales expected to be 270,000–280,000 trucks. European heavy-duty registrations for 2005 are projected to be up slightly from 2004 at 240,000–250,000 units.

Financial Services segment revenues increased 35% to $171.4 million from $127.0 million last year due to higher asset levels. Financial Services income before income taxes of $47.3 million in the first quarter of 2005 increased 26% compared to the $37.5 million earned in the first quarter of 2004. The improvement was due primarily to higher finance margins resulting from portfolio growth.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s Truck and Other working capital (current assets minus current liabilities) increased $108.6 million during the first quarter of 2005 due to the positive operating results during the period. Total Truck and Other cash and marketable debt securities decreased $357.9 million to $1.83 billion at the end of the first quarter of 2005 due to $382.6 million of dividend payments.

The increase in cash provided by operations in 2005 resulted from higher net income partially offset by an increase in new truck wholesale receivables. During the first quarter of 2005, in addition to dividend payments, the Company used cash to make capital additions and purchase treasury stock.

The Company’s largest financial services subsidiary, PACCAR Financial Corp., periodically files shelf registrations under the Securities Act of 1933. The current registration provides for the issuance of up to $3.0 billion of senior debt securities to the public. At the end of March 2005, $1.65 billion of such securities remained available for issuance.

PACCAR’s European finance subsidiary, PACCAR Financial Europe, has a €750 million Euro Medium Term Note Program registered with the Luxembourg Exchange. As of March 31, 2005, €450 million was available for issuance. In April, an additional €100 million was issued under this program.

The American Jobs Creation Act (the AJCA), which was signed into law on October 22, 2004, created a special 85% tax deduction during 2005 for certain repatriated foreign earnings that are reinvested in qualifying domestic activities, as defined in the AJCA. In its meeting on April 26, 2005, PACCAR’s Board of Directors authorized the Company to repatriate, by the end of the current year, approximately $1.5 billion of foreign earnings. The currently estimated tax provision of $70 million on the repatriated earnings will be recorded in the second quarter of 2005.

Other information on liquidity and sources of capital as presented in the 2004 Annual Report to Stockholders continues to be relevant.

FORWARD LOOKING STATEMENTS:

Certain information presented in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; insufficient or under-utilization of manufacturing capacity; insufficient supplier capacity or access to raw materials; shortages of commercial truck drivers; increased warranty costs or litigation, or legislative and governmental regulations.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2005. For additional information, refer to Item 7a as presented in the 2004 Annual Report on Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

For Items 1, 3 and 5, there was no reportable information for the three months ended March 31, 2005.

ITEM 2.          UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the three months ended March 31, 2005.

(c)   In January 2005 PACCAR purchased, on the open market, 369,000 shares of its common stock at an average price of $72.85. These are the first shares purchased under the previously announced plan approved by the Board of Directors on December 7, 2004 to repurchase from time to time on the open market, up to 5 million shares of PACCAR’s outstanding common stock.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)        The annual meeting of stockholders was held on April 26, 2005.

(b)        The following persons were elected to serve as directors:

Class I - Term Expiring in 2008

John M. Fluke, Jr.

Stephen F. Page

Michael A. Tembreull

Other persons whose term of office as a director continued after the meeting:

Class II - Term Expiring in 2006

James C. Pigott

Mark C. Pigott

William G. Reed, Jr.

Class III - Term Expiring in 2007

David K. Newbigging

Robert T. Parry

Harold A. Wagner

(c)        Following is a brief description and vote count of all items voted upon at the annual meeting:

ITEM NO. 1: ELECTION OF DIRECTORS

Directors were elected with the following vote:

	Shares Voted “For”	Shares “Withheld”	Broker Nonvotes
John M. Fluke, Jr.	155,326,149	4,382,879	—
Stephen F. Page	157,620,702	2,088,326	—
Michael A. Tembreull	156,436,760	3,272,268	—

ITEM NO. 2: STOCKHOLDER PROPOSAL REGARDING ANNUAL ELECTION OF ALL DIRECTORS

Item No. 2 was not approved with the following vote:

Shares Voted “For”	Shares Voted “Against”	Abstentions	Broker Nonvotes
63,236,977	83,299,150	1,246,847	11,926,054

ITEM NO. 3: STOCKHOLDER PROPOSAL REGARDING A DIRECTOR VOTE THRESHOLD

Item No. 3 was not approved with the following vote:

Shares Voted “For”	Shares Voted “Against”	Abstentions	Broker Nonvotes
43,578,597	102,679,228	1,525,706	11,925,497

(d)        None

ITEM 6.          EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

Certain instruments relating to medium-term debt constituting less than 10% of the registrant’s total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	April 29, 2005	By	/s/ R. E. Armstrong
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

(d)      Forms of Medium-Term Note, Series J (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated March 2, 2000, Registration Number 333-31502).

Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series J (incorporated by reference to Exhibit 4.3 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated March 2, 2000, Registration Number 333-31502)

(e)       Forms of Medium-Term Note, Series K (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated December 23, 2003, Registration Number 333-111504).

Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series K (incorporated by reference to Exhibit 4.3 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated December 23, 2003, Registration Number 333-111504).

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

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

(g)      Compensatory arrangement with K. R. Gangl dated February 1, 1999 and attached amendment dated February 18, 1999 (incorporated by reference to Exhibit (10)(g) of the Annual Report on Form 10-K for the year ended December 31, 2004).

(h)      PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement (incorporated by reference to Exhibit 99.1 of Form 8-K dated January 20, 2005 and filed January 25, 2005).

31          Rule 13a-14(a)/15d-14(a) Certifications:

(a)       Certification of Principal Executive Officer.

(b)      Certification of Principal Financial Officer.

32          Section 1350 Certifications:

(a)       Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).