Form 10-Q
period 2005-06-30
PACCAR INC
filed 2005-07-29
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Common Stock, $1 par value—171,432,713 shares as of June 30, 2005

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION:

ITEM 1.	FINANCIAL STATEMENTS:

Consolidated Statements of Income — Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

Consolidated Balance Sheets — June 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2005 and 2004 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION:

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.	EXHIBITS

SIGNATURE

INDEX TO EXHIBITS

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
TRUCK AND OTHER:
Net sales and revenues	$3,372.9	$2,653.4	$6,527.5	$5,027.7
Cost of sales and revenues	2,876.4	2,255.2	5,566.1	4,298.7
Selling, general and administrative	105.9	93.1	213.0	190.6
Interest and other expense, net	2.2	2.7	3.0	6.4
	2,984.5	2,351.0	5,782.1	4,495.7
Truck and Other Income Before Income Taxes	388.4	302.4	745.4	532.0

FINANCIAL SERVICES:
Revenues	182.5	133.4	353.9	260.4
Interest and other	102.5	69.0	198.8	136.4
Selling, general and administrative	20.0	19.4	41.5	38.8
Provision for losses on receivables	10.1	3.7	16.4	6.4
	132.6	92.1	256.7	181.6
Financial Services Income Before Income Taxes	49.9	41.3	97.2	78.8

Investment income	14.4	18.9	26.2	30.4
Total Income Before Income Taxes	452.7	362.6	868.8	641.2
Income taxes	211.2	126.1	353.3	222.5
Net Income	$241.5	$236.5	$515.5	$418.7

Net Income Per Share:
Basic	$1.40	$1.35	$2.97	$2.39
Diluted	$1.39	$1.34	$2.95	$2.37

Weighted Average Common Shares Outstanding:
Basic	173.0	174.8	173.5	175.2
Diluted	174.1	175.9	174.6	176.3
Dividends declared per share	$.21	$.20	$.41	$.35

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS (Millions Except Per Share Amount)

	June 30 2005	December 31 2004*
	(Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,158.9	$1,579.3
Trade and other receivables, net of allowance for losses	740.4	538.7
Marketable debt securities	631.3	604.8
Inventories	525.1	495.6
Deferred taxes and other current assets	225.3	113.3
Total Truck and Other Current Assets	3,281.0	3,331.7
Equipment on operating leases, net	399.2	472.1
Property, plant and equipment, net	1,036.5	1,037.8
Other noncurrent assets	400.7	406.3
Total Truck and Other Assets	5,117.4	5,247.9

FINANCIAL SERVICES:
Cash and cash equivalents	64.3	35.4
Finance and other receivables, net of allowance for losses	6,535.0	6,106.1
Equipment on operating leases, net	732.8	716.4
Other assets	206.6	122.2
Total Financial Services Assets	7,538.7	6,980.1
	$12,656.1	$12,228.0

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30 2005	December 31 2004*
	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$2,060.7	$1,794.4
Current portion of long-term debt and commercial paper	8.2	8.4
Dividend payable		347.8
Total Truck and Other Current Liabilities	2,068.9	2,150.6
Long-term debt and commercial paper	19.2	27.8
Residual value guarantees and deferred revenues	444.4	526.2
Deferred taxes and other liabilities	378.1	372.9
Total Truck and Other Liabilities	2,910.6	3,077.5

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	173.9	148.8
Commercial paper and bank loans	3,009.1	2,502.0
Term debt	2,242.2	2,286.6
Deferred taxes and other liabilities	439.0	450.7
Total Financial Services Liabilities	5,864.2	5,388.1

STOCKHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 400.0 million shares, 174.3 million shares issued	174.3	173.9
Additional paid-in capital	469.6	450.5
Retained earnings	3,271.3	2,826.9
Less treasury shares (2.8 million) - at cost	(193.6)
Accumulated other comprehensive income	159.7	311.1
Total Stockholders’ Equity	3,881.3	3,762.4
	$12,656.1	$12,228.0

*                 The December 31, 2004 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

Six Months Ended June 30	2005	2004
OPERATING ACTIVITIES:
Net income	$515.5	$418.7
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	65.3	61.8
Equipment on operating leases and other	116.6	89.6
Provision for losses on financial services receivables	16.4	6.4
Deferred taxes and other	(45.3)	5.6
Change in operating assets and liabilities:
Wholesale receivables on new trucks	(210.6)	(138.0)
Other	59.6	6.0
Net Cash Provided by Operating Activities	517.5	450.1

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(1,418.9)	(1,093.6)
Collections on retail loans and direct financing leases	993.4	855.8
Net (increase) decrease in wholesale receivables on used equipment	(1.3)	12.0
Marketable securities purchases	(755.8)	(617.0)
Marketable securities maturities and sales	697.0	282.4
Acquisition of property, plant and equipment	(113.8)	(69.3)
Acquisition of equipment for operating leases	(237.9)	(140.3)
Proceeds from asset disposals	38.8	20.2
Other	.7	7.5
Net Cash Used in Investing Activities	(797.8)	(742.3)

FINANCING ACTIVITIES:
Cash dividends paid	(418.6)	(201.3)
Purchase of treasury stock	(193.6)	(107.7)
Stock option transactions	16.1	9.1
Net increase in commercial paper and bank loans	593.2	214.0
Proceeds from long-term debt	342.6	608.8
Payment of long-term debt	(343.3)	(466.1)
Net Cash (Used in) Provided by Financing Activities	(3.6)	56.8
Effect of exchange rate changes on cash	(107.6)	(43.6)
Net Decrease in Cash and Cash Equivalents	(391.5)	(279.0)
Cash and cash equivalents at beginning of period	1,614.7	1,347.0
Cash and cash equivalents at end of period	$1,223.2	$1,068.0

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  As further described in Note H to these consolidated financial statements, in the second quarter of 2005, PACCAR recognized an additional $64.0 in tax expense related to the repatriation of $1.5 billion of foreign earnings as provided for under terms of the American Jobs Creation Act. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Reclassifications: As more fully explained in Note B to the 2004 consolidated financial statements, PACCAR changed the classification of the cash flow effects of some lending activities in the consolidated statements of cash flows. The statement of cash flows for the second quarter of 2004 has been reclassified to be consistent with the 2005 presentation as follows:

Six Months Ended June 30, 2005	As Reclassified	As Previously Reported
OPERATING ACTIVITIES:
Change in operating assets and liabilities:
Wholesale receivables on new trucks	$(138.0)
Other	6.0	$43.9

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(1,093.6)
Finance receivables originated		(1,188.8)
Collections on retail loans and direct financing leases	855.8
Collections on finance receivables		913.1
Net decrease in wholesale receivables on used equipment	12.0
Net increase in wholesale receivables		(126.0)

Stock Compensation: Under provisions of Financial Accounting Standard (FAS) No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, effective January 1, 2003, PACCAR adopted prospectively the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation, for all new employee stock option awards.  Under these provisions, expense is recognized for the estimated fair value over the option vesting period, generally three years for the Company.  Expenses, net of tax, related to all outstanding and unvested awards of stock-based employee compensation included in 2005 net income amounted to $1.2 for the second quarter and $2.1 for the first six months.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in 2004.

June 30, 2004	Three Months Ended	Six Months Ended
Net income, as reported	$236.5	$418.7
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	.7	1.4
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(.9)	(1.7)
Pro forma net income	$236.3	$418.4

Earnings per share:
Basic—as reported	$1.35	$2.39
Basic—pro forma	1.35	2.39

Diluted—as reported	$1.34	$2.37
Diluted—pro forma	1.34	2.37

NOTE B—Inventories

	June 30 2005	December 31 2004
Inventories at cost:
Finished products	$298.4	$270.6
Work in process and raw materials	357.9	353.1
	656.3	623.7
Less LIFO reserve	(131.2)	(128.1)
	$525.1	$495.6

Under the LIFO method of accounting (used for approximately 52% of June 30, 2005, inventories), an actual valuation can be made only at the end of each year based on year end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year end amounts.

NOTE C—Finance Receivables

	June 30 2005	December 31 2004
Loans	$3,506.6	$3,306.1
Retail direct financing leases	1,713.9	1,635.7
Sales-type finance leases	510.0	497.5
Dealer wholesale financing	1,210.0	1,061.0
Interest and other receivables	77.5	73.0
	7,018.0	6,573.3
Less allowance for losses	(135.6)	(127.4)
	6,882.4	6,445.9
Unearned interest:
Loans	(96.4)	(100.6)
Finance leases	(251.0)	(239.2)
	(347.4)	(339.8)
	$6,535.0	$6,106.1

NOTE D—Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and deferred revenue and accrued costs associated with optional extended warranty and repair and maintenance contracts. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

	2005	2004
Beginning balance, January 1	$348.8	$300.5
Cost accruals and revenue deferrals	137.0	121.1
Payments and revenue recognized	(114.9)	(105.9)
Translation	(22.6)	(4.0)
Ending balance, June 30	$348.3	$311.7

NOTE E—Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income	$241.5	$236.5	$515.5	$418.7
Other comprehensive income (loss):
Foreign currency translation losses	(82.5)	(39.7)	(155.5)	(59.4)
Derivative contracts (decrease) increase	(10.4)	19.5	3.7	14.4
Marketable securities increase (decrease)	.4	(6.8)	.4	(5.9)
Net other comprehensive loss	(92.5)	(27.0)	(151.4)	(50.9)
Comprehensive Income	$149.0	$209.5	$364.1	$367.8

Total comprehensive income declined for the three and six month periods ended June 30, 2005 compared to the corresponding periods in 2004. Higher levels of net income were offset by higher foreign currency translation losses in 2005 compared to 2004. Foreign currency translation adjustments in both years primarily resulted from the change in the value of the euro relative to the U.S. dollar.

In conjunction with PACCAR’s repatriation of foreign earnings under the American Jobs Creation Act (see Note H—Income Taxes for additional information), in the second quarter the Company entered into currency contracts to hedge a portion of its net investments in certain foreign operations. For the three and six months ended June 30, 2005, the increase in fair value of these contracts of $44.1 (net of tax) partially offset the foreign currency translation losses included in net other comprehensive loss.  At June 30, 2005, $22.4 (net of tax) of this amount was unrealized.  The remaining outstanding contracts matured in July at amounts that approximated their fair values at the end of June.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income was comprised of the following:

	June 30 2005	December 31 2004
Foreign currency translation gains (including unrealized gains, net of tax, of $22.4 on currency contracts)	$167.9	$323.4
Net unrealized loss on derivative contracts	(.4)	(4.1)
Net unrealized investment gains	.7	.3
Minimum pension liability	(8.5)	(8.5)
Total accumulated other comprehensive income	$159.7	$311.1

Other Capital Stock Changes

On January 1, 2005, 752,800 stock options previously granted to PACCAR employees became exercisable. On January 20, 2005, PACCAR granted an additional 414,700 stock options at an exercise price of $72.25.  These options vest January 1, 2008. In the six months ended June 30, 2005, PACCAR issued 383,000 additional common shares under terms of employee stock option, deferred compensation and non-employee directors’ stock compensation arrangements.

In the first half of 2005, PACCAR purchased 2,833,000 shares of its common stock for $193.6.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Additional shares	1,096,100	1,130,200	1,119,900	1,158,200
Excluded antidilutive shares	407,100	436,600	407,100	436,600

NOTE F—Employee Benefit Plans

PACCAR has several defined benefit pension plans, which cover a majority of its employees.  The Company also provides coverage of approximately 50% of medical costs for the majority of its U.S. employees from retirement until age 65.

The following information details the components of net periodic pension cost for the Company’s defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Components of Pension Expense:
Service cost	$11.5	$7.5	$22.5	$15.0
Interest on projected benefit obligation	16.3	11.7	29.6	23.4
Expected return on assets	(20.2)	(14.0)	(36.2)	(27.6)
Amortization of prior service costs	2.0	.8	2.9	1.5
Recognized actuarial loss	2.8	1.0	5.2	1.9
Net pension expense	$12.4	$7.0	$24.0	$14.2

During the first six months of 2005, the Company contributed $44.8 to its pension plans.

The following information details the components of net periodic retiree cost for the Company’s unfunded postretirement medical and life insurance plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Components of Retiree Expense:
Service cost	$.8	$.5	$1.6	$.9
Interest cost	1.0	.8	2.0	1.5
Recognized actuarial loss	.3		.6
Recognized net initial obligation	.2	.1	.3	.2
Net retiree expense	$2.3	$1.4	$4.5	$2.6

NOTE G—Segment Information

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net sales and revenues:
Truck
Total	$3,484.6	$2,709.0	$6,677.4	$5,114.5
Less intersegment	(136.3)	(73.5)	(196.8)	(121.5)
External customers	3,348.3	2,635.5	6,480.6	4,993.0
All other	24.6	17.9	46.9	34.7
	3,372.9	2,653.4	6,527.5	5,027.7
Financial Services	182.5	133.4	353.9	260.4
	$3,555.4	$2,786.8	$6,881.4	$5,288.1
Income (loss) before income taxes:
Truck	$386.6	$303.2	$745.5	$536.7
All other	1.8	(.8)	(.1)	(4.7)
	388.4	302.4	745.4	532.0
Financial Services	49.9	41.3	97.2	78.8
Investment income	14.4	18.9	26.2	30.4
	$452.7	$362.6	$868.8	$641.2

Included in “All other” are PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense.

NOTE H—Income Taxes

The American Jobs Creation Act (AJCA), which was signed into law on October 22, 2004, created a special 85% tax deduction during 2005 for certain repatriated foreign earnings that are reinvested in qualifying domestic activities, as defined in the AJCA. As previously announced, during the second quarter of 2005, PACCAR’s Board of Directors authorized the Company to repatriate $1.5 billion of foreign earnings. In accordance with FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004, a provision of $64.0 for the repatriation of foreign earnings has been recorded as income tax expense in the second quarter of 2005.  United States income taxes are not provided on any remaining undistributed earnings of the Company’s foreign subsidiaries because of the intent to reinvest these earnings.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

PACCAR’s second quarter 2005 total net sales and revenues increased 28% to a record $3.56 billion compared to $2.79 billion reported for the second quarter in 2004. First half net sales and revenues increased 30% to $6.88 billion. Second quarter 2005 net income was $241.5 million ($1.39 per share diluted), up 2% from the $236.5 million ($1.34 per share diluted) earned in the second quarter of 2004. First half net income increased 23% to a record $515.5 million.

As previously announced, during the second quarter of 2005, PACCAR’s Board of Directors authorized the Company to repatriate $1.5 billion of foreign earnings. Accordingly, net income for the second quarter and first half of 2005 included a $64.0 million tax provision ($.37 per share) related to the repatriation of certain foreign earnings pursuant to the AJCA.

Truck segment net sales and revenues in the second quarter of 2005 increased 27% to $3.35 billion compared to $2.64 billion in the second quarter of 2004. First half 2005 Truck segment net sales increased 30% to $6.48 billion.  Second quarter 2005 Truck segment income before taxes was $386.6 million compared to the $303.2 million recorded in the year-earlier period.  The first half 2005 Truck segment income before taxes of $745.5 million increased 39% from the $536.7 million earned in the first half of 2004.

Truck segment results in the second quarter and first half of 2005 benefited from higher production rates and aftermarket parts sales volumes due to increased demand. The favorable impact of foreign currencies on sales was $57.4 million during the second quarter of 2005 and $114.6 during the first half. The favorable impact of foreign currencies on pretax income was $7.7 million during the second quarter and $14.9 million during the first half.

Gross margins were 14.7% in both the second quarter and first half of 2005 compared to 15.0% in the second quarter and 14.5% in the first half of 2004. Selling, general and administrative (SG&A) expense increased $12.8 million for the quarter and $22.4 million year-to-date. The increase for both periods was due primarily to costs associated with supporting business growth.  As a percent of sales, however, SG&A decreased to a record low of 3.1% and 3.3% for the second quarter and first half of 2005, respectively, compared to year earlier levels of 3.5% and 3.8%, respectively.

Financial Services segment revenues increased 37% to $182.5 million from $133.4 million for the quarter and to $353.9 million from $260.4 million for the first half due to higher portfolio levels and interest rates. Financial Services income before income taxes of $49.9 million in second quarter 2005 increased 21% compared to the $41.3 million earned in the second quarter of 2004. For the first half, segment pretax earnings increased 23% to $97.2 million from $78.8 million in 2004.  The improvement was due primarily to net earnings from higher portfolio balances.

Excluding the tax provision on repatriated earnings noted above, the effective tax rate was 32.5% for the second quarter and 33.3% for the first six months of 2005 compared to 34.8% and 34.7% for the comparable periods in 2004.  The lower effective rate in the current year is primarily due to lower tax rates for the Company’s operations in the Netherlands and Mexico.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s Truck and Other working capital (current assets minus current liabilities) increased $31.0 million during the first half of 2005. Truck and Other cash and marketable debt securities decreased in the first half of 2005 by $393.9 million to $1.79 billion.

The increase in cash provided by operating activities in 2005 was due primarily to higher net income.  During the first half of 2005, in addition to dividend payments, the Company used cash to make capital additions and repurchase PACCAR common stock.  During the first half of 2005, PACCAR purchased 2,833,000 shares of its common stock for $193.6 million.

The Company’s largest financial services subsidiary, PACCAR Financial Corp., periodically files shelf registrations under the Securities Act of 1933.  The current registration provides for the issuance of up to $3.0 billion of senior debt securities to the public.  At the end of June 2005, $1.65 billion of such securities remained available for issuance.

PACCAR’s European finance subsidiary, PACCAR Financial Europe, has a €750 million Euro Medium Term Note Program registered with the Luxembourg Exchange. As of June 30, 2005, €350 million was available for issuance. The Company plans to complete its annual renewal of this program through the filing of a new prospectus prior to the expiration date of September 10, 2005.

PACCAR and its subsidiaries had line of credit arrangements of $1.75 billion at June 30, 2005. In July, 2005, $1.5 billion of these lines were replaced with an equal amount of new credit arrangements. Of this amount, $500 million expires in July 2006 and $1.0 billion expires in July 2010. The remaining lines are reviewed annually for renewal.

Other information on liquidity and capital resources as presented in the 2004 Annual Report to Stockholders continues to be relevant.

FORWARD-LOOKING STATEMENTS:

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the six months ended June 30, 2005. For additional information, refer to the market risk disclosure in Item 7a as presented in the Company’s 2004 annual report on Form 10-K.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

For Items 1, 3 and 5, there was no reportable information for any of the three months ended June 30, 2005.

ITEM 2.      UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for any of the three months ended June 30, 2005.

(c)               Issuer purchases of equity securities.

On December 7, 2004 PACCAR’s Board of Directors approved a plan to repurchase from time to time on the open market, up to five million shares of the Company’s outstanding common stock. The following are details of repurchases under this plan for the period covered by this report:

				(d) Maximum
	(a) Total		(c) Total number	number of shares
	number of	(b) Average	of shares	that may yet
	shares	price paid	purchased as	be purchased
Period	purchased	per share	part of the plan	under the plan
April 1-30, 2005	100,000	$67.03	100,000	4,531,000
May 1-31, 2005	1,818,500	$67.26	1,818,500	2,712,500
June 1-30, 2005	545,500	$69.21	545,500	2,167,000
Total	2,464,000	$67.68	2,464,000	2,167,000

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

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

PACCAR Inc
(Registrant)

Date	July 29, 2005	By	/s/ R. E. Armstrong
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