Form 10-Q
period 2005-09-30
PACCAR INC
filed 2005-11-04
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

          ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value—169,290,541 shares as of September 30, 2005

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
TRUCK AND OTHER:
Net sales and revenues	$3,345.4	$2,774.7	$9,872.9	$7,802.4
Cost of sales and revenues	2,842.5	2,378.9	8,408.6	6,677.6
Selling, general and administrative	102.8	94.8	315.8	285.4
Interest and other expense, net	6.0	.8	9.0	7.2

	2,951.3	2,474.5	8,733.4	6,970.2
Truck and Other Income
Before Income Taxes	394.1	300.2	1,139.5	832.2

FINANCIAL SERVICES:
Revenues	195.6	143.1	549.5	403.5
Interest and other	112.4	74.1	311.2	210.5
Selling, general and administrative	21.5	20.3	63.0	59.1
Provision for losses on receivables	14.5	4.6	30.9	11.0
	148.4	99.0	405.1	280.6
Financial Services Income
Before Income Taxes	47.2	44.1	144.4	122.9

Investment income	13.7	16.1	39.9	46.5
Total Income Before Income Taxes	455.0	360.4	1,323.8	1,001.6
Income taxes	150.2	113.7	503.5	336.2
Net Income	$304.8	$246.7	$820.3	$665.4

Net Income Per Share:
Basic	$1.79	$1.42	$4.76	$3.81
Diluted	$1.78	$1.41	$4.73	$3.78
Weighted Average Common Shares Outstanding:
Basic	170.6	173.9	172.5	174.7
Diluted	171.7	175.0	173.6	175.9
Dividends declared per share	$.21	$.20	$.62	$.55

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS (Millions Except Per Share Amount)

	September 30	December 31
	2005	2004*
	(Unaudited)

TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,119.6	$1,579.3
Trade and other receivables, net of allowance for losses	775.0	538.7
Marketable debt securities	589.3	604.8
Inventories	586.5	495.6
Deferred taxes and other current assets	178.1	113.3
Total Truck and Other Current Assets	3,248.5	3,331.7
Equipment on operating leases, net	393.5	472.1
Property, plant and equipment, net	1,093.3	1,037.8
Other noncurrent assets	396.9	406.3
Total Truck and Other Assets	5,132.2	5,247.9

FINANCIAL SERVICES:
Cash and cash equivalents	40.2	35.4
Finance and other receivables, net of allowance for losses	6,867.9	6,106.1
Equipment on operating leases, net	784.6	716.4
Other assets	218.6	122.2
Total Financial Services Assets	7,911.3	6,980.1

	$13,043.5	$12,228.0

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30	December 31
	2005	2004*
	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$1,982.4	$1,794.4
Current portion of long-term debt and commercial paper	8.6	8.4
Dividend payable		347.8
Total Truck and Other Current Liabilities	1,991.0	2,150.6
Long-term debt and commercial paper	20.2	27.8
Residual value guarantees and deferred revenues	437.5	526.2
Deferred taxes and other liabilities	377.1	372.9

Total Truck and Other Liabilities	2,825.8	3,077.5

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	185.1	148.8
Commercial paper and bank loans	3,304.7	2,502.0
Term debt	2,263.7	2,286.6
Deferred taxes and other liabilities	436.2	450.7
Total Financial Services Liabilities	6,189.7	5,388.1

STOCKHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 400.0 million shares, 174.3 million shares issued	174.3	173.9
Additional paid-in capital	473.1	450.5
Retained earnings	3,540.2	2,826.9
Less treasury shares (5.0 million)—at cost	(343.5)
Accumulated other comprehensive income	183.9	311.1
Total Stockholders’ Equity	4,028.0	3,762.4

	$13,043.5	$12,228.0

*     The December 31, 2004, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Nine Months Ended September 30	2005	2004
OPERATING ACTIVITIES:
Net income	$820.3	$665.4
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	99.1	95.5
Equipment on operating leases and other	174.5	134.6
Provision for losses on financial services receivables	30.9	11.0
Other	(45.7)	(14.1)
Change in operating assets and liabilities:
Wholesale receivables on new trucks	(284.7)	(186.8)
Sales-type finance leases and dealer direct loans on new trucks	(67.1)	(99.2)
Other	(48.9)	96.8
Net Cash Provided by Operating Activities	678.4	703.2
INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(2,222.0)	(1,636.2)
Collections on retail loans and direct financing leases	1,609.6	1,302.9
Net decrease in wholesale receivables on used equipment	1.3	13.0
Marketable securities purchased	(1,067.0)	(753.9)
Marketable securities maturities and sales	1,051.1	442.1
Acquisition of property, plant and equipment	(201.8)	(138.1)
Acquisition of equipment on operating leases	(394.2)	(238.9)
Proceeds from asset disposals	63.4	37.1
Other	46.7	(1.1)

Net Cash Used in Investing Activities	(1,112.9)	(973.1)
FINANCING ACTIVITIES:
Cash dividends paid	(454.6)	(236.1)
Purchase of treasury stock	(343.5)	(107.7)
Stock option transactions	9.7	12.6
Net increase in commercial paper and bank loans	858.1	277.5
Proceeds from long-term debt	548.7	907.8
Payment of long-term debt	(526.3)	(631.2)

Net Cash Provided by Financing Activities	92.1	222.9
Effect of exchange rate changes on cash	(112.5)	(24.3)

Net Decrease in Cash and Cash Equivalents	(454.9)	(71.3)
Cash and cash equivalents at beginning of period	1,614.7	1,347.0

Cash and cash equivalents at end of period	$1,159.8	$1,275.7

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  As further described in Note H to these consolidated financial statements, in the second quarter of 2005, PACCAR recognized an additional $64.0 in tax expense related to the repatriation of $1.5 billion of foreign earnings as provided for under terms of the American Jobs Creation Act.  Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Reclassifications: As more fully explained in Note B in the 2004 notes to consolidated financial statements, PACCAR changed the classification of the cash flow effects of some lending activities in the consolidated statements of cash flows. The statement of cash flows for the nine months ended September 30, 2004 has been reclassified to be consistent with the 2005 presentation as follows:

	As	As Previously
Nine Months Ended September 30, 2004	Reclassified	Reported
OPERATING ACTIVITIES:
Change in operating assets and liabilties:
Wholesale receivables on new trucks	$(186.8)
Sales-type finance leases and dealer direct loans on new trucks	(99.2)

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(1,636.2)
Finance receivables originated		(1,819.4)
Collections on retail loans and direct financing leases	1,302.9
Collections on finance receivables		1,386.9
Net decrease in wholesale receivables on used equipment	13.0
Net increase in wholesale receivables		(173.8)

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

Stock Compensation: Under provisions of Financial Accounting Standard (FAS) No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, effective January 1, 2003, PACCAR adopted prospectively the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation, for all new employee stock option awards. Under these provisions, expense is recognized for the estimated fair value over the option vesting period, generally three years for the Company.  In 2005 stock-based employee compensation expense included in net income amounted to $1.4 for the third quarter and $3.5 for the first nine months.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in 2004.

	Three	Nine
	Months	Months
September 30	Ended	Ended
Net income, as reported	$246.7	$665.4
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	.7	2.1
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(.9)	(2.6)

Pro forma net income	$246.5	$664.9
Earnings per share:
Basic—as reported	$1.42	$3.81
Basic—pro forma	1.42	3.81

Diluted—as reported	$1.41	$3.78
Diluted—pro forma	1.41	3.78

NOTE B—Inventories

	September 30	December 31
	2005	2004
Inventories at cost:
Finished products	$324.6	$270.6
Work in process and raw materials	392.4	353.1
	717.0	623.7
Less LIFO reserve	(130.5)	(128.1)
	$586.5	$495.6

Under the LIFO method of accounting (used for approximately 50% of September 30, 2005, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, the Company’s interim valuations are based on management’s estimates of year-end amounts.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE C—Finance Receivables

	September 30	December 31
	2005	2004
Loans	$3,641.8	$3,306.1
Retail direct financing leases	1,787.9	1,635.7
Sales-type finance leases	578.3	497.5
Dealer wholesale financing	1,284.2	1,061.0
Interest and other receivables	88.3	73.0
	7,380.5	6,573.3
Less allowance for losses	(141.2)	(127.4)
	7,239.3	6,445.9
Unearned interest:
Loans	(99.8)	(100.6)
Finance leases	(271.6)	(239.2)
	(371.4)	(339.8)
	$6,867.9	$6,106.1

NOTE D—Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and deferred revenue and accrued costs associated with optional extended warranty and repair and maintenance contracts. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

	2005	2004
Balance at beginning of year	$348.8	$300.5
Cost accruals and revenue deferrals	206.7	181.1
Payments and revenue recognized	(174.6)	(161.2)
Translation	(24.0)	3.3
Ending balance, September 30	$356.9	$323.7

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions Except Share Amounts)

NOTE E—Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net income	$304.8	$246.7	$820.3	$665.4
Other comprehensive income (loss):
Foreign currency translation gains (losses)	13.5	51.2	(142.0)	(8.2)
Derivative contracts increase (decrease)	11.9	(7.8)	15.6	6.6
Marketable securities decrease	(1.1)	(2.9)	(.7)	(8.8)
Minimum pension liability adjustments	(.1)		(.1)
Net other comprehensive income (loss)	24.2	40.5	(127.2)	(10.4)
Comprehensive income	$329.0	$287.2	$693.1	$655.0

In the third quarter of 2005, foreign currency gains were primarily due to a stronger Canadian dollar, partially offset by a slightly weaker euro and British pound relative to the US dollar. The gain in third quarter 2004 reflected increases primarily in the euro.

Foreign currency translation changes for the first nine months of both years are attributable primarily to changes in the value of the euro relative to the US dollar.

In conjunction with PACCAR’s repatriation of foreign earnings under the American Jobs Creation Act (see Note H—Income Taxes for additional information), in the second quarter the Company entered into transactions to hedge a portion of its net investments in certain foreign operations. These transactions resulted in a $45.3 credit in the foreign currency translation component of accumulated other comprehensive income.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss is comprised of the following:

	September 30	December 31
	2005	2004
Foreign currency translation gains	$181.4	$323.4
Net unrealized gain (loss) on derivative contracts	11.5	(4.1)
Net unrealized investment (loss) gain	(.4)	.3
Minimum pension liability	(8.6)	(8.5)
Total accumulated other comprehensive income	$183.9	$311.1

Other Capital Stock Changes

On January 1, 2005, approximately 752,800 stock options previously granted to PACCAR employees became exercisable.  On January 20, 2005, PACCAR granted an additional 414,700 stock options at an exercise price of $72.25.  These options vest January 1, 2008.  In the nine months ended September 30, 2005, PACCAR issued 407,800 additional common shares under terms of employee stock option, deferred compensation and non-employee directors’ stock compensation arrangements. PACCAR purchased five million shares of its common stock for $343.5 million during the first nine months of 2005 and completed the stock repurchase program approved by the Board of Directors in December 2004.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions Except Share Amounts)

Diluted Earnings Per Share

The following table shows the additional amounts added to weighted average basic shares outstanding to calculate diluted earnings per share. These amounts primarily represent the dilutive effect of stock options. Antidilutive shares (where assumed per share option exercise proceeds exceed the average common stock market price for the period) are excluded from the diluted earnings per share calculation and are shown separately in the table below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Additional shares	1,090,900	1,136,000	1,110,100	1,153,900
Excluded antidilutive shares	404,200	428,300	404,200	428,300

NOTE F—Employee Benefit Plans

PACCAR has several defined benefit pension plans, which cover a majority of its employees.   The Company also provides coverage of approximately 50% of medical costs for the majority of its U.S. employees from retirement until age 65.

The following information details the components of net periodic pension cost for the Company’s defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Components of Pension Expense:
Service cost	$9.5	$7.1	$30.4	$22.2
Interest on projected benefit obligation	12.4	11.1	39.5	34.5
Expected return on assets	(14.8)	(12.7)	(47.7)	(39.9)
Amortization of prior service costs	1.2	.6	3.0	1.8
Recognized actuarial loss	2.1	1.1	6.7	3.1
Net pension expense	$10.4	$7.2	$31.9	$21.7

During the first nine months of 2005, the Company contributed $49.8 to its pension plans.

The following information details the components of net periodic retiree cost for the Company’s unfunded postretirement medical and life insurance plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Components of Retiree Expense:
Service cost	$1.1	$.9	$2.7	$1.8
Interest cost	1.2	1.5	3.2	3.0
Amortization of prior service costs	.1		.1
Recognized actuarial loss	.5		1.1
Recognized net initial obligation		.1	.3	.3
Net retiree expense	$2.9	$2.5	$7.4	$5.1

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE G—Segment Information

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net sales and revenues:
Truck
Total	$3,408.0	$2,849.9	$10,085.4	$7,964.4
Less intersegment	(90.3)	(94.3)	(287.1)	(215.8)
External customers	3,317.7	2,755.6	9,798.3	7,748.6
All other	27.7	19.1	74.6	53.8
	3,345.4	2,774.7	9,872.9	7,802.4
Financial Services	195.6	143.1	549.5	403.5
	$3,541.0	$2,917.8	$10,422.4	$8,205.9
Income (loss) before income taxes:
Truck	$391.7	$301.4	$1,137.2	$838.1
All other	2.4	(1.2)	2.3	(5.9)
	394.1	300.2	1,139.5	832.2
Financial Services	47.2	44.1	144.4	122.9
Investment income	13.7	16.1	39.9	46.5
	$455.0	$360.4	$1,323.8	$1,001.6

Included in “All other” are PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense.

NOTE H—Income Taxes

The American Jobs Creation Act (AJCA), which was signed into law on October 22, 2004, created a special 85% tax deduction available during 2005 for certain repatriated foreign earnings that are reinvested in qualifying domestic activities, as defined in the AJCA. As previously announced, during the second quarter of 2005, PACCAR’s Board of Directors authorized the Company to repatriate $1.5 billion of foreign earnings.  As of September 30, 2005, the Company had repatriated $1.25 billion of the total amount authorized.  In accordance with FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004, a provision of $64.0 for the repatriation of foreign earnings has been recorded as income tax expense in the second quarter of 2005.  United States income taxes are not provided on any remaining undistributed earnings of the Company’s foreign subsidiaries because of the intent to reinvest these earnings indefinitely.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

PACCAR’s total net sales and revenues for the first nine months of 2005 increased 27% to $10.42 billion from $8.21 billion in 2004. Net income for the first nine months of 2005 improved 23% to $820.3 million compared to $665.4 million in 2004. Third quarter 2005 total net sales and revenues increased 21% to $3.54 billion, from the $2.92 billion reported for the comparable period in 2004. Third quarter 2005 net income increased 24% to $304.8 million from the $246.7 million earned in the third quarter of 2004.  Net income for the first nine months of 2005 included a $64.0 million tax provision ($.37 per share) related to repatriation of certain foreign earnings.  Net income for the third quarter and first nine months of 2004 included a $9.5 million benefit resulting from the adjustment of a deferred tax asset valuation allowance related to higher expected utilization of net operating loss (NOL) carryforwards in the United Kingdom.

Truck segment net sales and revenues in the third quarter of 2005 increased 20% to $3.32 billion compared to $2.76 billion in the third quarter of 2004. Truck segment net sales for the first nine months of 2005 increased 26% to $9.80 billion.  Third quarter 2005 Truck segment income before taxes was $391.7 million, an increase of 30% compared to the $301.4 million recorded in the year-earlier period.  For the first nine months of 2005 Truck segment income before taxes of $1,137.2 million increased 36% from the $838.1 million earned in the first nine months of 2004.

Truck segment results in the third quarter and first nine months of 2005 benefited from higher production rates and aftermarket parts sales volume in all of the Company’s primary markets due to increased demand. The favorable impact of foreign currencies on sales was $8.0 million during the third quarter of 2005 and $122.6 million during the first nine months. The favorable impact of foreign currencies on pretax income was $1.7 million during the third quarter and $16.6 million for the first nine months.

Gross margins improved to 15.0% in the third quarter and 14.8% year-to-date, compared to 14.3% and 14.4% for the corresponding periods in 2004. The increase for both periods was due to improved margins realized on the sale of Peterbilt and Kenworth trucks in North America. Selling, general and administrative (SG&A) expense increased $30.4 million year-to-date and $8.0 million for the third quarter due to expenses required to support higher business volumes. As a percent of sales, SG&A decreased to 3.1% and 3.2% for the third quarter and first nine months of 2005 compared to year earlier levels of 3.4% and 3.7%, respectively.

Financial Services segment revenues increased to $195.6 million from $143.1 million for the quarter and to $549.5 million from $403.5 million for the first nine months due to higher asset levels.  Financial Services income before income taxes of $47.2 million in the third quarter 2005 increased 7% compared to the $44.1 million earned in the third quarter of 2004. For the first nine months, segment pretax earnings increased 17% to $144.4 million from $122.9 million in 2004.  The improvement is due to higher finance margins partially offset by increases in the loss provision, both of which resulted primarily from portfolio growth.

Excluding the tax provision on repatriated earnings as previously discussed, the effective rate was 33.2% for the first nine months and 33.0% for the third quarter of 2005, compared to 33.6% and 31.5% for the corresponding periods in 2004.  The lower rate in the third quarter of 2004 was due to a reduction in the deferred tax valuation allowance related to the United Kingdom NOL carryforwards.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s ratio of Truck and Other current assets to current liabilities at September 30, 2005 increased to 1.63 from 1.55 at December 31, 2004.

In 2005, cash provided by operating activities decreased compared to the prior year. This was primarily attributable to increases from higher net income being offset by a net increase in wholesale receivables, sales-type finance leases and direct dealer loans on new trucks, which are funded by borrowings of the financial services segment, and by changes to components of working capital. During the first nine months of 2005, in addition to dividend payments, the Company used cash to make capital additions and repurchase PACCAR common stock.  PACCAR purchased five million shares of its common stock for $343.5 million during the first nine months of 2005 and completed the stock repurchase program approved by the Board of Directors in December 2004.  An additional five million share repurchase program was approved by the Board in October, 2005.

The Company’s largest financial services subsidiary, PACCAR Financial Corp., periodically files shelf registrations under the Securities Act of 1933.  The current registration provides for the issuance of up to $3.0 billion of senior debt securities to the public.  At the end of September 2005, $1.45 billion of such securities remained available for issuance.

PACCAR’s principal European finance subsidiary, PACCAR Financial Europe B.V., had a €750 million Euro Medium Term Note Program to issue notes listed on the Luxembourg Stock Exchange.  As of September 30, 2005 the program was in the process of being updated to increase its size to €1.0 billion and list newly issued notes on the London Stock Exchange.

PACCAR and its subsidiaries replaced its $1.5 billion line of credit arrangements in July, 2005 with $1.5 billion of new credit arrangements. Of this amount, $500 million expires in July 2006 and $1.0 billion expires in July 2010. The Company intends to replace these credit facilities as they expire with facilities of similar amounts.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2005. For additional information, refer to Item 7a as presented in the 2004 Annual Report to Stockholders.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2005.  Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

For Items 1, 3, 4 and 5, there was no reportable information for any of the three months ended September 30, 2005.

ITEM 2.                        UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for any of the three months ended September 30, 2005.

                                             (c)     Issuer purchases of equity securities.

                                                       The plan approved by PACCAR’s Board of Directors on December 7, 2004 to repurchase from time to time on the open market, up to five million shares of the Company’s outstanding common stock was completed in the third quarter of 2005. The following are details of repurchases under this plan for the period covered by this report:

				(d) Maximum
	(a) Total		(c) Total number	number of shares
	number of	(b) Average	of shares	that may yet
	shares	price paid	purchased as	be purchased
Period	purchased	per share	part of the plan	under the plan
July 1-31, 2005	597,500	$68.33	597,500	1,569,500
August 1-31, 2005	1,165,000	$69.44	1,165,000	404,500
September 1-30, 2005	404,500	$69.50	404,500
Total	2,167,000	$69.15	2,167,000

                                                       An additional five million share repurchase program was approved by the Board in October, 2005.

ITEM 6.                 EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

Certain instruments relating to long-term debt constituting less than 10% of the Company’s total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Company will file copies of such instruments upon request of the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	November 4, 2005	By	/s/ R. E. Armstrong
R. E. Armstrong
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

3           Articles of incorporation and bylaws:

                                      (a)       Restated Certificate of Incorporation of PACCAR Inc (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005).

                                      (b)      Amended and Restated Bylaws of PACCAR Inc (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005).

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

10         Material contracts:

                                    (a)       Amended and Restated Supplemental Retirement Plan (incorporated by reference to Exhibit (10)(b) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

                                    (b)       Amended and Restated Deferred Incentive Compensation Plan.

                                    (c)       PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Appendix C of the 2004 Proxy Statement of PACCAR Inc, dated March 15, 2004) and Amendment to Section 4  (incorporated by reference to Exhibit 99.1 of Current Report Form 8-K dated September 19, 2005).

                                    (d)       PACCAR Inc Long Term Incentive Plan (incorporated by reference to Appendix A of the 2002 Proxy Statement, dated March 19, 2002).

                                    (e)       PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (incorporated by reference to Appendix B of the 2002 Proxy Statement, dated March 19, 2002).

                                    (f)        Compensatory arrangement with K. R. Gangl dated February 1, 1999 and attached amendment dated February 18, 1999 (incorporated by reference to Exhibit (10)(g) of the Annual Report on Form 10-K for the year ended December 31, 2004).

                                    (g)       PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement (incorporated by reference to Exhibit 99.1 of Form 8-K dated January 20, 2005 and filed January 25, 2005).

                                    (h)       Amendment to compensatory arrangement with non-employee directors.

                                    (i)        PACCAR Inc Savings Investment Plan.

Certain instruments relating to long-term debt constituting less than 10 percent of the Company’s total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulations S-K.  The Company will file copies of such instruments upon request of the Commission.

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