Form 10-K
period 2005-12-31
PACCAR INC
filed 2006-02-27
CIK 75362

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒                   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $1 par value

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005:

Common Stock, $1 par value — $11.2 billion

The number of shares outstanding of the registrant’s classes of common stock, as of January 31, 2006:

Common Stock, $1 par value – 168,833,345 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2005, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held on April 25, 2006, are incorporated by reference into Part III.

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

(b) Financial Information About Industry Segments and Geographic Areas

Information about the Company’s industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on page 49 of the Annual Report to Stockholders for the year ended December 31, 2005 and is incorporated herein by reference.

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

TRUCKS

The Company and its subsidiaries design and manufacture heavy-duty diesel trucks which are marketed under the Peterbilt, Kenworth, and DAF nameplates. These vehicles, which are built in four plants in the United States, three in Europe and one each in Australia, Canada, and Mexico, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials.

The Company, through its Peterbilt and Kenworth Divisions, competes in the North American medium duty (Class 6/7) markets primarily with conventional models. These medium-duty trucks are assembled at the Company’s Ste. Therese, Quebec plant and at the Company’s facility in Mexicali, Mexico. The Company competes in the European light/medium (6 to 15 metric ton) commercial vehicle market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of the Company’s wholly owned subsidiaries.

Commercial trucks and related replacement parts comprise the largest segment of the Company’s business, accounting for 94% of total 2005 net sales and revenues.

Substantially all trucks and related parts are sold to independent dealers. The Kenworth and Peterbilt nameplates are marketed and distributed by separate divisions in the U.S. and a foreign subsidiary in Canada. The Kenworth nameplate is also marketed and distributed by foreign subsidiaries in Mexico and Australia. The DAF nameplate is marketed and distributed by a foreign subsidiary headquartered in the Netherlands. A U.S. division, PACCAR International, also markets all three nameplates outside each of their primary markets. The decision to operate as a subsidiary or as a division is incidental to Truck Segment operations and reflects legal, tax and regulatory requirements in the various countries where PACCAR operates.

The Truck Segment utilizes centrally managed purchasing, information technology, technical research and testing, treasury and finance functions. Certain manufacturing plants in North America produce trucks for more than one nameplate in common production facilities, while other plants produce trucks for only one nameplate, depending on various factors. Also, as a result of the close similarity of the business models employed by each nameplate, best manufacturing practices within the Company are shared on a routine basis.

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

Raw materials and other components used in the manufacture of trucks are purchased from a number of suppliers. The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 3% of consolidated revenues in 2005. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would either require the Company to contract for an alternative source of supply or for the Company to manufacture cabs itself. Other than these components, the Company is not limited to any single source for any significant component, although the sudden inability of a supplier to deliver components could have a temporary adverse effect on production of certain products. No significant shortages of materials or components were experienced in 2005. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

Replacement truck parts are sold and delivered to the Company’s independent dealers through the Company’s parts distribution network. Parts are both manufactured by the Company and purchased from various suppliers. Replacement parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. As a percentage of total consolidated net sales and revenues, parts sales were 12% in 2005 and 2004 and 15% in 2003.

There were three other principal competitors in the U.S. and Canada Class 8 truck market in 2005. The Company’s share of that market was 23.1% of retail sales in 2005. The Company’s share of the Class 6 and 7 truck market in 2005 was 9.2%. In Europe there were five other principal competitors in the commercial vehicle market in 2005, including parent companies to two competitors of the Company in the United States. In 2005, DAF had a 13.7% share of the Western European heavy-duty market and a 9.4% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

The Peterbilt, Kenworth, and DAF nameplates are recognized internationally and play an important role in the marketing of the Company’s truck products. The Company engages in a continuous program of trademark and trade name protection in all marketing areas of the world.

Although the Company’s truck products are subject to environmental noise and emission controls, competing manufacturers are subject to the same controls. The Company believes the cost of complying with noise and emission controls will not be detrimental to its business.

The Company had a total production backlog of $5.0 billion at the end of 2005. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90-day backlog approximated $2.5 billion at December 31, 2005, and $2.6 billion at December 31, 2004. Production of the year-end 2005 backlog is expected to be substantially completed during 2006.

The number of persons employed by the Company in its truck business at December 31, 2005, was approximately 21,000.

OTHER BUSINESS

The Truck and Other businesses include a division of the Company which manufactures industrial winches in two U.S. plants and markets them under the Braden, Carco, and Gearmatic nameplates. The markets for these products are highly competitive and the Company competes with a number of well established firms. Sales of industrial winches were less than 1% of net sales and revenues in 2005, 2004 and 2003.

The Braden, Carco, and Gearmatic trademarks and trade names are recognized internationally and play an important role in the marketing of those products.

FINANCIAL SERVICES

In North America, Australia and eleven Western European countries, the Company provides financing and leasing arrangements, principally for its manufactured trucks, through wholly owned finance companies operating under the PACCAR Financial or PacLease trade names. They provide inventory financing for independent dealers selling PACCAR products, and retail and lease financing for new and used trucks and other transportation equipment sold principally by its independent dealers. Receivables are secured by the products financed or leased.

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

EMPLOYEES

On December 31, 2005, the Company employed a total of approximately 21,900 persons.

OTHER DISCLOSURES

The Company’s filings on Form 10-K, 10-Q, and 8-K and any amendments to those reports can be found on the Company’s website www.paccar.com/financials.asp free of charge as soon as practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 1A.       RISK FACTORS.

The following are significant risks which could negatively impact the Company’s financial condition or results of operations.

Business and Industry Risks

The commercial truck market demand is variable. Demand for commercial vehicles depends to some extent on economic and other conditions in a given market and the introduction of new vehicles and technologies. Further, the yearly demand for commercial vehicles tends to increase or decrease more than overall gross domestic product in markets the Company serves which are principally North America and Western Europe. Demand may also be affected by factors impacting new truck prices such as costs of raw materials and components and cost of compliance with governmental regulations (including tariffs, engine emissions regulations, import regulation and other taxes).

The financial services industry is highly competitive. The Company competes with banks, other commercial finance companies and financial services firms which may have lower costs of borrowing, higher leverage or market share goals that result in a willingness to offer lower interest rates, which may lead to decreased margins, lower market share or both. A decline in the Company’s commercial truck unit sales, an increase in residual value risk due to lower used truck pricing and increased funding costs are also factors which may negatively affect the Company’s financial services operations.

The financial services segment is subject to credit risk. The financial services segment is exposed to the risk of loss arising from the failure of a customer, dealer or counterparty to meet the terms of the loans, leases and derivative contracts with the Company. Although the financial assets of the financial services segment are secured by underlying equipment collateral, in the event a customer cannot meet its obligations to the Company, there is a risk that the value of the underlying collateral will not be sufficient to recover the amounts owed to the Company resulting in credit losses.

Political, Regulatory and Economic Risks

The Company’s operations could be subject to currency and interest rate fluctuations. The Company’s consolidated financial statements, which are presented in U.S. dollars, are affected by foreign currency exchange fluctuations through both translation and transaction risk. The Company uses certain derivative financial instruments and localized production of its products to reduce, but not eliminate, the effects of interest rate and foreign currency exchange rate fluctuations.

The Company may be adversely affected by political instabilities, fuel shortages or interruptions in transportation systems, natural calamities, wars, terrorism and labor strikes.  The Company is subject to various risks associated with conducting business worldwide.

ITEM 2.          PROPERTIES.

The Company and its subsidiaries own and operate manufacturing plants in five U.S. states, three countries in Europe, and one each in Australia, Canada and Mexico. The Company also has a number of parts distribution centers, sales and service offices, and finance and administrative offices which are operated in owned or leased premises in these and other countries. Facilities for product testing and research and development are located in Washington state and the Netherlands. The Company’s corporate headquarters is located in owned premises in Bellevue, Washington. The Company considers all of the properties used by its businesses to be suitable for their intended purposes.

Substantially all the Company’s manufacturing facilities increased their production in 2005 compared to the prior year. The Company continuously invests in facilities, equipment and processes to provide manufacturing and warehouse capacity to meet its customers’ needs.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)          Market Information, Holders, Dividends and Securities Authorized for Issuance Under Equity Compensation Plans

Common Stock Market Prices and Dividends on page 52 of the Annual Report to Stockholders for the year ended December 31, 2005, are incorporated herein by reference.

Information regarding securities authorized for issuance under equity compensation plans is included under the caption “EQUITY COMPENSATION PLAN INFORMATION” in the proxy statement for the annual stockholders meeting of April 25, 2006 and is incorporated herein by reference.

(b)         Use of Proceeds from Registered Securities

Not applicable

(c)          Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In December 2005 PACCAR purchased, on the open market, 503,000 shares of its common stock at an average price of $69.74. These are the first shares purchased under the plan approved by the Board of Directors as previously announced on December 6, 2005 to repurchase up to 5 million shares of PACCAR’s outstanding common stock.

ITEM 6.          SELECTED FINANCIAL DATA.

Selected Financial Data on page 52 of the Annual Report to Stockholders for the year ended December 31, 2005, are incorporated herein by reference.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 30 of the Annual Report to Stockholders for the year ended December 31, 2005, is incorporated herein by reference.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and qualitative disclosures about market risk on page 54 of the Annual Report to Stockholders for the year ended December 31, 2005, are incorporated herein by reference.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2005, are incorporated herein by reference:

Consolidated Statements of Income

— Years Ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets

— December 31, 2005 and 2004

Consolidated Statements of Cash Flows

— Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity

— Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

— December 31, 2005, 2004 and 2003

Quarterly Results (Unaudited) on page 53 of the Annual Report to Stockholders for the years ended December 31, 2005 and 2004 are incorporated herein by reference.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.                    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2005 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management’s Report on Internal Control over Financial Reporting on page 50 and Report of Independent Registered Public Accounting Firm on the Company’s Internal Controls on page 51 of the Annual Report to Stockholders for the year ended December 31, 2005, is incorporated herein by reference.

ITEM 9B.                    OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Item 401(a), (d), (e) and (h) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 25, 2006 and is incorporated herein by reference:

•                  Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

•                  Identification of the audit committee financial expert is included under the caption “AUDIT COMMITTEE REPORT.”

Item 401(b) of Regulation S-K:

Executive Officers of the registrant as of February 23, 2006:

Present Position and Other Position(s)
Name and Age	Held During Last Five Years

Mark C. Pigott (52)	Chairman and Chief Executive Officer since 1997. Mr. Pigott is the nephew of James C. Pigott, a director of the Company.

Michael A. Tembreull (59)	Vice Chairman since 1995.

Thomas E. Plimpton (56)	President; Executive Vice President from August 1998 to December 2002.

James G. Cardillo (57)	Senior Vice President; previously President of DAF Trucks N.V. from July 1999 to May 2004.

Ronald E. Armstrong (50)	Vice President and Controller; Operations Controller from December 1995 to October 2002.

Kenneth R. Gangl (60)	Senior Vice President; Vice President from March 1999 to April 2005.

David C. Anderson (52)	Vice President and General Counsel; Counsel from March to December 2004; previously Vice President, General Counsel and Corporate Secretary of Airborne Express, Inc.

Janice B. Skredsvig (45)

Vice President and Chief Information Officer; General Manager and Chief Information Officer from August to December 2004; Senior Director, Applications and Global Operations from January 2001 to August 2004.

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

ITEM 11.       EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 25, 2006 and is incorporated herein by reference:

•                  Compensation of Directors is included under the caption “COMPENSATION OF DIRECTORS.”

•                  Compensation of Executive Officers and Related Matters is included under the caption “COMPENSATION OF EXECUTIVE OFFICERS.”

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock ownership information is included under the caption “STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS” in the proxy statement for the annual stockholders meeting of April 25, 2006 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 5 of this
Form 10-K.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 2005.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal accountant fees and services information is included under the caption “AUDIT COMMITTEE REPORT” in the proxy statement for the annual stockholders meeting of April 25, 2006 and is incorporated herein by reference.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Listing of financial statements

The following consolidated financial statements of PACCAR Inc and subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2005, are incorporated by reference in Item 8:

Consolidated Statements of Income
— Years Ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets
— December 31, 2005 and 2004

Consolidated Statements of Cash Flows
— Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity
— Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income
— Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements
— December 31, 2005, 2004 and 2003

	(2)	Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto .

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

(a)

Amended and Restated Supplemental Retirement Plan (as incorporated by reference to Exhibit (10)(b) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) and Amendment dated December 19, 2005.

	(b)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004).

(c)

PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Appendix C of the 2004 Proxy Statement of PACCAR Inc, dated March 15, 2004) and Amendment to Section 4 (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated September 19, 2005).

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

(h) Amendment to compensatory arrangement with non-employee directors (incorporated by reference to Exhibit (10)(h) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(i) PACCAR Inc Savings Investment Plan (incorporated by reference to Exhibit (10)(i) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

Certain instruments relating to long-term debt constituting less than 10 percent of the Company’s total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulations S-K. The Company will file copies of such instruments upon request of the Commission.

	(13)	Annual report to security holders
Portions of the 2005 Annual Report to Stockholders have been incorporated by reference and are filed herewith.

	(21)	Subsidiaries of the registrant

	(23)	Consent of independent registered public accounting firm

	(24)	Power of attorney
Powers of attorney of certain directors

	(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a) Certification of Principal Executive Officer.

(b) Certification of Principal Financial Officer.

	(32)	Section 1350 Certifications:

(a) Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

(b)	Exhibits
The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedules

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

PACCAR Inc
Registrant

Date:	February 27, 2006	/s/ M. C. Pigott
M. C. Pigott, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ M. A. Tembreull	Vice Chairman
M. A. Tembreull	(Principal Financial Officer)

/s/ R. E. Armstrong	Vice President and Controller
R. E. Armstrong	(Principal Accounting Officer)

*/s/ H. A. Wagner	Director
H. A. Wagner

*/s/ J. C. Pigott	Director
J. C. Pigott

*/s/ J. M. Fluke, Jr.	Director
J. M. Fluke, Jr.

*/s/ D. K. Newbigging	Director
D. K. Newbigging

*/s/ A. J. Carnwath	Director
A. J. Carnwath

*/s/ W. G. Reed, Jr.	Director
W. G. Reed, Jr.

*/s/ S. F. Page	Director
S. F. Page

*/s/ R. T. Parry	Director
R. T. Parry

*By /s/ M. C. Pigott
M. C. Pigott
Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15(c)

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2005

PACCAR INC AND SUBSIDIARIES

BELLEVUE, WASHINGTON