Form 10-Q
period 2006-03-31
PACCAR INC
filed 2006-05-05
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Common Stock, $1 par value—166,719,077 shares as of March 31, 2006

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Amounts)

Three Months Ended March 31	2006	2005

TRUCK AND OTHER:
Net sales and revenues	$3,639.2	$3,154.6

Cost of sales and revenues	3,098.9	2,689.7
Selling, general and administrative	109.6	107.1
Interest and other expense, net	.4	.8
	3,208.9	2,797.6
Truck and Other Income Before Income Taxes	430.3	357.0

FINANCIAL SERVICES:
Revenues	212.5	171.4

Interest and other	127.9	96.3
Selling, general and administrative	23.2	21.5
Provision for losses on receivables	6.6	6.3
	157.7	124.1
Financial Services Income Before Income Taxes	54.8	47.3

Investment income	15.6	11.8
Total Income Before Income Taxes	500.7	416.1
Income taxes	158.7	142.1
Net Income	$342.0	$274.0

Net Income Per Share:
Basic	$2.03	$1.57
Diluted	$2.02	$1.56

Weighted Average Common Shares Outstanding:
Basic	168.2	174.0
Diluted	169.1	175.1

Dividends declared per share	$.25	$.20

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31	December 31
ASSETS	2006	2005*
	(Millions of Dollars )
	(Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,320.7	$1,624.4
Trade and other receivables, net	827.4	582.2
Marketable debt securities	764.6	591.4
Inventories	502.5	495.5
Deferred taxes and other current assets	213.1	214.9
Total Truck and Other Current Assets	3,628.3	3,508.4
Equipment on operating leases, net	379.3	361.0
Property, plant and equipment, net	1,162.1	1,143.0
Other noncurrent assets	352.3	347.1
Total Truck and Other Assets	5,522.0	5,359.5

FINANCIAL SERVICES:
Cash and cash equivalents	69.5	74.5
Finance and other receivables, net	7,441.6	7,262.5
Equipment on operating leases, net	844.3	845.9
Other assets	265.0	173.0
Total Financial Services Assets	8,620.4	8,355.9
	$14,142.4	$13,715.4

	March 31	December 31
LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2005*
	(Millions of Dollars )
	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$2,158.7	$1,834.9
Current portion of long-term debt and commercial paper	8.6	8.6
Dividend payable		338.7
Total Truck and Other Current Liabilities	2,167.3	2,182.2
Long-term debt	20.3	20.2
Residual value guarantees and deferred revenues	430.1	410.4
Deferred taxes and other liabilities	356.4	344.0
Total Truck and Other Liabilities	2,974.1	2,956.8
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	197.0	168.9
Commercial paper and bank loans	3,725.9	3,568.6
Term debt	2,695.5	2,657.5
Deferred taxes and other liabilities	474.2	462.5
Total Financial Services Liabilities	7,092.6	6,857.5

STOCKHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 400.0 million shares, 169.8 million shares issued	169.8	169.4
Additional paid-in capital	155.9	140.6
Treasury stock - at cost - 3.0 million shares	(210.5)	(35.1)
Retained earnings	3,771.4	3,471.5
Accumulated other comprehensive income	189.1	154.7
Total Stockholders’ Equity	4,075.7	3,901.1
	$14,142.4	$13,715.4

*  The December 31, 2005 Consolidated Balance Sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

Three Months Ended March 31	2006	2005
OPERATING ACTIVITIES:

Net income	$342.0	$274.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	37.0	33.0
Equipment on operating leases and other	63.2	58.5
Provision for losses on financial services receivables	6.6	6.3
Other	(6.2)	(1.2)
Change in operating assets and liabilities:
Wholesale receivables on new trucks	(34.5)	(138.5)
Sales-type finance leases and dealer direct loans on new trucks	13.9	16.4
Other	57.4	(64.4)
Net Cash Provided by Operating Activities	479.4	184.1

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(673.6)	(641.9)
Collections on retail loans and direct financing leases	546.7	476.3
Net decrease in wholesale receivables on used equipment	6.2	3.2
Marketable securities purchases	(584.1)	(130.0)
Marketable securities maturities and sales	410.7	283.2
Acquisition of property, plant and equipment	(43.4)	(56.9)
Acquisition of equipment on operating leases	(118.0)	(92.9)
Proceeds from asset disposals	38.8	22.0
Net Cash Used in Investing Activities	(416.7)	(137.0)

FINANCING ACTIVITIES:
Cash dividends paid	(380.8)	(382.6)
Purchase of treasury stock	(185.8)	(26.9)
Stock option transactions	14.3	13.9
Net increase in commercial paper and bank loans	150.5	195.2
Proceeds from long-term debt	312.4	212.7
Payments of long-term debt	(295.7)	(200.3)
Net Cash Used in Financing Activities	(385.1)	(188.0)
Effect of exchange rate changes on cash	13.7	(44.4)
Net Decrease in Cash and Cash Equivalents	(308.7)	(185.3)
Cash and cash equivalents at beginning of period	1,698.9	1,614.7
Cash and cash equivalents at end of period	$1,390.2	$1,429.4

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) ($ in Millions, except per share amounts)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Income taxes for the first three months of 2006 include a benefit of $6.0 related to a tax settlement. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Stock-Based Compensation: Effective January 1, 2003, PACCAR elected to recognize compensation expense on all new employee stock option awards over the option vesting period, generally three years, pursuant to FAS No. 123.

In December 2004, the Financial Accounting Standards Board issued FAS No. 123(R), Share-Based Payment, which requires the expensing of all share-based payment transactions, including stock option awards. PACCAR adopted FAS No. 123(R) on a modified prospective basis, effective January 1, 2006. All stock option awards granted prior to the adoption of the FAS No. 123 expensing provisions had vested as of the adoption date of FAS No. 123(R). Accordingly, the adoption of FAS No. 123(R) had an immaterial effect on the consolidated financial statements.

Stock-based compensation expense included in first quarter net income was $1.4 in 2006 and $1.3 in 2005. As of March 31, 2006, there was $12.2 of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years. Unamortized compensation cost related to restricted stock awards was immaterial as of March 31, 2006. The tax benefit of $5.5, arising from appreciation realized on option exercise in excess of the recorded grant date fair value, for the three months ended March 31, 2006 has been classified as a financing cash flow in accordance with FAS No. 123(R).

In January 2006, the Company granted options to buy 428,756 shares at an exercise price of $72.51. The total value of the award was $7.7 using the Black-Scholes-Merton model. The assumptions for the risk-free interest rate, expected volatility of common stock, dividend yield and expected life of the options were 4.4%, 34%, 4.0%, and 5 years, respectively.

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE B—Inventories

	March 31	December 31
	2006	2005

Inventories at cost:
Finished products	$315.2	$299.3
Work in process and raw materials	323.2	330.1
	638.4	629.4
Less LIFO reserve	(135.9)	(133.9)
	$502.5	$495.5

Under the LIFO method of accounting (used for approximately 49% of March 31, 2006 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE C—Finance Receivables

	March 31	December 31
	2006	2005
Loans	$3,839.1	$3,745.9
Retail direct financing leases	1,938.9	1,881.8
Sales-type finance leases	693.9	701.2
Dealer wholesale financing	1,446.5	1,402.8
Interest and other receivables	90.5	86.6
Unearned interest:
Loans	(104.1)	(103.6)
Finance leases	(313.6)	(307.0)
	7,591.2	7,407.7
Less allowance for losses	(149.6)	(145.2)
	$7,441.6	$7,262.5

NOTE D—Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and deferred revenue and accrued costs associated with optional extended warranty and repair and maintenance contracts. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

	2006	2005
Beginning balance, January 1	$358.9	$348.8
Cost accruals and revenue deferrals	61.4	64.2
Payments and revenue recognized	(59.9)	(57.1)
Translation	5.2	(7.5)
Ending balance, March 31	$365.6	$348.4

NOTE E—Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, are as follows:

Three Months Ended March 31	2006	2005
Net income	$342.0	$274.0
Other comprehensive income (loss):
Foreign currency translation gains (losses)	21.8	(73.0)
Derivative contracts increase	14.3	14.1
Marketable securities decrease	(1.7)
Net other comprehensive income (loss)	34.4	(58.9)
Comprehensive income	$376.4	$215.1

Foreign currency translation losses in both years primarily resulted from the change in the value of the euro relative to the U.S. dollar.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income was comprised of the following:

	March 31	December 31
	2006	2005

Foreign currency translation gains	$177.6	$155.8
Net unrealized gain on derivative contracts	35.0	20.7
Net unrealized investment losses	(2.7)	(1.0)
Minimum pension liability	(20.8)	(20.8)
Total accumulated other comprehensive income	$189.1	$154.7

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Other Capital Stock Changes

On January 1, 2006, approximately 650,000 stock options previously granted to PACCAR employees became exercisable. In the three months ended March 31, 2006, PACCAR issued 375,300 additional common shares under terms of employee deferred compensation, stock option and non-employee directors’ stock compensation arrangements. PACCAR purchased 2,532,084 shares of its common stock at an average per share price of $69.27 during the first three months of 2006.

Diluted Earnings Per Share

The following table shows the additional amounts added to weighted average basic shares outstanding to calculate diluted earnings per share. These amounts represent the dilutive effect of stock options. Antidilutive shares (where assumed per share option exercise proceeds exceed the average common stock market price for the period) are excluded from the diluted earnings per share calculation and are shown separately in the table below.

Three Months Ended March 31	2006	2005
Additional shares	924,700	1,112,000
Excluded antidilutive shares	825,700	408,000

NOTE F—Segment Information

Three Months Ended March 31	2006	2005
Net sales and revenues:
Truck
Total	$3,738.3	$3,192.8
Less intersegment	(129.3)	(60.5)
External customers	3,609.0	3,132.3
All other	30.2	22.3
	3,639.2	3,154.6
Financial Services	212.5	171.4
	$3,851.7	$3,326.0

Income (loss) before income taxes:
Truck	$428.1	$358.9
All other	2.2	(1.9)
	430.3	357.0
Financial Services	54.8	47.3
Investment income	15.6	11.8
	$500.7	$416.1

Included in “All other” is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense.

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE G—Employee Benefit Plans

PACCAR has several defined benefit pension plans, which cover a majority of its employees. The Company also provides coverage of approximately 50% of medical costs for the majority of its U.S. employees from retirement until age 65.

The following information details the components of net periodic pension cost for the Company’s defined benefit plans:

Three Months Ended March 31	2006	2005
Components of Pension Expense:
Service cost	$11.6	$11.0
Interest on projected benefit obligation	14.2	13.3
Expected return on assets	(17.7)	(16.0)
Amortization of prior service costs	1.0	.9
Recognized actuarial loss	2.6	2.4
Net pension expense	$11.7	$11.6

During the first quarter of 2006, the Company contributed $2.8 million to its pension plans.

The following information details the components of net periodic retiree cost for the Company’s unfunded postretirement medical and life insurance plans:

Three Months Ended March 31	2006	2006
Components of Retiree Expense:
Service cost	$.9	$.8
Interest cost	1.1	1.0
Recognized actuarial loss	.3	.3
Recognized net initial obligation	.1	.1
Net retiree expense	$2.4	$2.2

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

In the first quarter of 2006, PACCAR set new records for quarterly revenues and net income. First quarter 2006 total net sales and revenues increased 16% to $3.85 billion compared to the $3.33 billion in the first quarter of 2005 due to strong demand for the Company’s products and services. First quarter 2006 net income of $342.0 million increased 25% from $274.0 million in the first quarter of 2005. Both the Truck and Financial Services segments contributed to the improved financial results.

Truck segment net sales and revenues increased 15% to $3.61 billion in the first quarter of 2006 from $3.13 billion in the first quarter of 2005. Truck segment income before income taxes of $428.1 million increased 19% compared to $358.9 million in the first quarter of 2005.

Truck segment results in the first quarter of 2006 benefited from increased heavy-duty truck demand in North America and continued high production rates in Europe. Gross margins improved to 14.8% in the first quarter of 2006 from 14.7% in the first quarter of 2005. Higher material costs from suppliers due to increases in steel, aluminum, crude oil and other commodities have generally been reflected in new truck sales prices. All of the Company’s suppliers continue to meet their production and financial obligations despite recent financial difficulties experienced by some of these suppliers. Selling, general and administrative expense (SG&A) increased $2.5 million compared to the first quarter of 2005, however, as a percent of sales, SG&A decreased to 3.0% from 3.4%. SG&A increased to support higher sales levels and technology investments. The value of certain foreign currencies compared to the U.S. dollar decreased from the prior year. The translation effect from weaker foreign currencies, primarily the euro, decreased first quarter 2006 sales by $112 million and pretax income by $14.8 million compared to the first quarter of 2005.

Demand for heavy-duty trucks in the U.S. and Canada is expected to improve approximately 5% compared to 2005, with industry retail sales expected to be 290,000–310,000 trucks. European heavy-duty registrations for 2006 are projected to be similar to 2005 at 245,000–265,000 units. Both markets will be affected by engine emissions regulations. In Europe, effective October 1, 2006, all new truck registrations will be required to comply with Euro 4 emissions standards. In the U.S. and Canada, effective January 1, 2007, all new diesel engines manufactured will be required to comply with EPA 2007 engine emissions standards. In both markets, conversion to the new engine emissions standards will increase the end user vehicle cost. Customers may adopt strategies to mitigate the cost impact by accelerating purchases of trucks before the new standards take effect. This could result in a “pull forward” of vehicle sales in Europe in the first three quarters of 2006 and in the U.S. and Canada prior to the January 1, 2007 deadline.

Financial Services segment revenues increased 24% to $212.5 million from $171.4 million last year due to higher asset levels and interest rates. Financial Services income before income taxes of $54.8 million in the first quarter of 2006 increased 16% compared to the $47.3 million earned in the first quarter of 2005. The improvement was due primarily to higher finance margins resulting from portfolio growth and continued low credit losses. Past dues continued at low levels with accounts 30 days or more past due at 1.2% of portfolio balances as of March 31, 2006 compared to 1.6% as of March 31, 2005.

The effective tax rate for the first quarter of 2006 was 31.7% compared to 34.2% last year. First quarter 2006 Income taxes were reduced $6.0 million for a tax settlement. Excluding this settlement, the effective tax rate for the quarter was 32.9%, reflecting lower statutory tax rates in the Netherlands and Mexico.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s Truck and Other working capital (current assets minus current liabilities) increased $134.8 million during the first quarter of 2006 due to the positive operating results during the period. Total Truck and Other cash and marketable debt securities decreased $130.5 million to $2.09 billion at the end of the first quarter of 2006.

Cash provided by operations was $479.4 million compared to $184.1 million in 2005. The increase in cash provided by operations in 2006 resulted from higher net income, a lower increase in wholesale receivables on new trucks and by changes to components of working capital. During the first quarter of 2006, in addition to dividend payments of $380.8 million, the Company used cash to make capital additions of $43.4 million and purchase treasury stock totaling $185.8 million.

The Company’s largest financial services subsidiary, PACCAR Financial Corp. (PFC), periodically files shelf registrations under the Securities Act of 1933. The current registration provides for the issuance of up to $3.0 billion of senior debt securities to the public. At the end of March 2006, $1.05 billion of such securities remained available for issuance. PFC intends to file a new shelf registration in the second half of 2006.

In October 2005, PACCAR’s European finance subsidiary, PACCAR Financial Europe, listed a €1 billion euro medium-term note program with the London Stock Exchange. This program is renewable annually through the filing of a new prospectus. PACCAR Financial Europe intends to renew the program in the second half of 2006.

The Company has lines of credit arrangements of $1.71 billion. Included in these arrangements are $1.5 billion of bank facilities, $500 million that matures in 2006 and $1 billion maturing in 2010. In 2006 the Company intends to renew the maturing facility.

Other information on liquidity and sources of capital as presented in the 2005 Annual Report to Stockholders continues to be relevant.

FORWARD-LOOKING STATEMENTS:

Certain information presented in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: supplier financial difficulties, insufficient supplier capacity or access to raw materials; reduced availability of or higher prices for fuel; a significant decline in industry sales; competitive pressures; reduced market share; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; labor disruptions; shortages of commercial truck drivers; increased warranty costs or litigation, or legislative and governmental regulations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2006. For additional information, refer to Item 7a as presented in the 2005 Annual Report on Form 10-K.

ITEM 4.        CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

For Items 1, 3 and 5, there was no reportable information for the three months ended March 31, 2006.

ITEM 1A.     RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2005 Annual Report on Form 10-K. There has been no material changes in the Company’s risk factors during the three months ended March 31, 2006.

ITEM 2.         UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the three months ended March 31, 2006.

(c)   Issuer purchases of equity securities.

On October 25, 2005 PACCAR’s Board of Directors approved a plan to repurchase from time to time on the open market, up to five million shares of the Company’s outstanding common stock. The following are details of repurchases under this plan for the period covered by this report:

				(d) Maximum
	(a) Total		(c) Total number	number of shares
	number of	(b) Average	of shares	that may yet
	shares	price paid	purchased as	be purchased
Period	purchased	per share	part of the plan	under the plan
January 1-31, 2006	176,000	$69.70	176,000	4,321,000
February 1-28, 2006	1,513,998	$69.19	1,513,998	2,807,002
March 1-31, 2006	842,086	$69.32	842,086	1,964,916
Total	2,532,084	$69.27	2,532,084	1,964,916

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The annual meeting of stockholders was held on April 25, 2006.

(b)   The following persons were elected to serve as directors:

Class II - Term Expiring in 2009

James C. Pigott

Mark C. Pigott

William G. Reed, Jr.

Other persons whose term of office as a director continued after the meeting:

Class III - Term Expiring in 2007

Alison J. Carnwath

Robert T. Parry

Harold A. Wagner

Class I - Term Expiring in 2008

John M. Fluke, Jr.

Stephen F. Page

Michael A. Tembreull

(c)   Following is a brief description and vote count of all items voted on at the annual meeting:

ITEM NO. 1: ELECTION OF DIRECTORS

Directors were elected with the following vote:

	Shares Voted	Shares	Broker
	“For”	“Withheld”	Nonvotes
James C. Pigott	143,490,571	7,084,552	—
Mark C. Pigott	148,026,127	2,548,996	—
William G. Reed, Jr.	145,064,947	5,510,176	—

ITEM NO. 2: PROPOSAL TO APPROVE THE AMENDMENT AND RESTATEMENT OF THE LONG TERM INCENTIVE PLAN (LTIP) INCLUDING APPROVAL OF THE PLAN’S PERFORMANCE GOALS

Item No. 2 was approved with the following vote:

Shares Voted	Shares Voted		Broker
“For”	“Against”	Abstentions	Nonvotes
119,076,507	13,556,835	1,193,782	16,747,999

ITEM NO. 3: PROPOSAL TO APPROVE THE AMENDMENT AND RESTATEMENT OF THE SENIOR EXECUTIVE YEARLY INCENTIVE COMPENSATION PLAN (the “PLAN”) INCLUDING APPROVAL OF THE PLAN’S PERFORMANCE GOALS.

Item No. 3 was approved with the following vote:

Shares Voted	Shares Voted		Broker
“For”	“Against”	Abstentions	Nonvotes
126,981,757	5,616,399	1,228,968	16,747,999

ITEM NO. 4: STOCKHOLDER PROPOSAL REGARDING ANNUAL ELECTION OF ALL DIRECTORS.

Item No. 4 was not approved with the following vote:

Shares Voted	Shares Voted		Broker
“For”	“Against”	Abstentions	Nonvotes
59,683,973	72,850,752	1,292,399	16,747,999

ITEM NO. 5: STOCKHOLDER PROPOSAL REGARDING A DIRECTOR VOTE THRESHOLD.

Item No. 5 was not approved with the following vote:

Shares Voted	Shares Voted		Broker
“For”	“Against”	Abstentions	Nonvotes
42,338,680	89,467,523	2,020,921	16,747,999

(d)   None

ITEM 6.         EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	May 5, 2006	By	/s/ R. E. Armstrong
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

10            Material contracts:

(a)     Amended and Restated Supplemental Retirement Plan (as incorporated by reference to Exhibit (10)(b) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) and Amendment dated December 19, 2005 (incorporated by reference to Exhibit (10)(a) of the Annual Report on Form 10-K for the year ended December 31, 2005).

(b)     Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004) (incorporated by reference to Exhibit (10)(b) of the Annual Report on Form 10-K for the year ended December 31, 2005).

(c)     PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Appendix C of the 2004 Proxy Statement of PACCAR Inc, dated March 15, 2004) and Amendment to Section 4 (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated September 19, 2005).

(d)     PACCAR Inc Long Term Incentive Plan (incorporated by reference to Appendix A of the 2006 Proxy Statement, dated March 14, 2006).

(e)     PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (incorporated by reference to Appendix B of the 2006 Proxy Statement, dated March 14, 2006).

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

(h)     PACCAR Inc Long Term Incentive Plan, Form of 2006 Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 of Form 8-K dated and filed May 1, 2006).

(i)      PACCAR Inc Long Term Incentive Plan, Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.2 of Form 8-K dated  and filed May 1, 2006).

(j)      Amendment to compensatory arrangement with non-employee directors (incorporated by reference to Exhibit (10)(h) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(k)     PACCAR Inc Savings Investment Plan (incorporated by reference to Exhibit (10)(i) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

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