Form 10-Q
period 2006-06-30
PACCAR INC
filed 2006-07-28
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Common Stock, $1 par value—166,207,932 shares as of June 30, 2006

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

TRUCK AND OTHER:
Net sales and revenues	$3,936.6	$3,372.9	$7,575.8	$6,527.5

Cost of sales and revenues	3,353.9	2,876.4	6,452.8	5,566.1
Selling, general and administrative	112.6	105.9	222.2	213.0
Interest and other expense, net	.2	2.2	.6	3.0
	3,466.7	2,984.5	6,675.6	5,782.1
Truck and Other Income Before Income Taxes	469.9	388.4	900.2	745.4

FINANCIAL SERVICES:
Revenues	231.4	182.5	443.9	353.9

Interest and other	138.9	102.5	266.8	198.8
Selling, general and administrative	23.4	20.0	46.6	41.5
Provision for losses on receivables	9.4	10.1	16.0	16.4
	171.7	132.6	329.4	256.7
Financial Services Income Before Income Taxes	59.7	49.9	114.5	97.2

Investment income	18.6	14.4	34.2	26.2
Total Income Before Income Taxes	548.2	452.7	1,048.9	868.8

Income taxes	178.3	211.2	337.0	353.3
Net Income	$369.9	$241.5	$711.9	$515.5

Net Income Per Share:
Basic	$2.22	$1.40	$4.25	$2.97
Diluted	$2.21	$1.39	$4.23	$2.95

Weighted Average Common Shares Outstanding:
Basic	166.7	173.0	167.4	173.5
Diluted	167.6	174.1	168.4	174.6
Dividends declared per share	$.30	$.21	$.55	$.41

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30	December 31
	2006	2005*
	(Millions of Dollars)
	(Unaudited)
ASSETS
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,309.9	$1,624.4
Trade and other receivables, net	878.5	582.2
Marketable debt securities	810.9	591.4
Inventories	506.0	495.5
Deferred taxes and other current assets	218.8	214.9
Total Truck and Other Current Assets	3,724.1	3,508.4
Equipment on operating leases, net	399.0	361.0
Property, plant and equipment, net	1,216.7	1,143.0
Other noncurrent assets	433.2	347.1
Total Truck and Other Assets	5,773.0	5,359.5

FINANCIAL SERVICES:
Cash and cash equivalents	48.8	74.5
Finance and other receivables, net	7,768.0	7,262.5
Equipment on operating leases, net	885.4	845.9
Other assets	266.7	173.0
Total Financial Services Assets	8,968.9	8,355.9
	$14,741.9	$13,715.4

	June 30	December 31
	2006	2005*
	(Millions of Dollars)
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$2,172.2	$1,834.9
Current portion of long-term debt and commercial paper		8.6
Dividend payable		338.7
Total Truck and Other Current Liabilities	2,172.2	2,182.2
Long-term debt	21.2	20.2
Residual value guarantees and deferred revenues	454.8	410.4
Deferred taxes and other liabilities	391.8	344.0
Total Truck and Other Liabilities	3,040.0	2,956.8

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	213.3	168.9
Commercial paper and bank loans	3,492.7	3,568.6
Term debt	3,091.6	2,657.5
Deferred taxes and other liabilities	483.2	462.5
Total Financial Services Liabilities	7,280.8	6,857.5

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 400.0 million shares, 170.1 million shares issued	170.1	169.4
Additional paid-in capital	172.8	140.6
Treasury stock - at cost - 3.9 million shares	(275.1)	(35.1)
Retained earnings	4,091.1	3,471.5
Accumulated other comprehensive income	262.2	154.7
Total Stockholders’ Equity	4,421.1	3,901.1
	$14,741.9	$13,715.4

*                                         The December 31, 2005 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

Six Months Ended June 30	2006	2005

OPERATING ACTIVITIES:

Net income	$711.9	$515.5
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	76.4	65.3
Equipment on operating leases and other	131.8	116.6
Provision for losses on financial services receivables	16.0	16.4
Other	9.2	(45.3)
Change in operating assets and liabilities:
Wholesale receivables on new trucks	34.8	(210.6)
Sales-type finance leases and dealer direct loans on new trucks	(32.0)	(8.6)
Other	(12.6)	68.2
Net Cash Provided by Operating Activities	935.5	517.5

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(1,590.4)	(1,418.9)
Collections on retail loans and direct financing leases	1,223.6	993.4
Marketable securities purchases	(886.8)	(755.8)
Marketable securities maturities and sales	664.9	697.0
Acquisition of property, plant and equipment	(111.8)	(113.8)
Acquisition of equipment for operating leases	(260.2)	(237.9)
Proceeds from asset disposals	85.0	38.8
Other	(1.1)	(.6)
Net Cash Used in Investing Activities	(876.8)	(797.8)

FINANCING ACTIVITIES:
Cash dividends paid	(430.8)	(418.6)
Purchase of treasury stock	(251.4)	(193.6)
Stock option transactions	29.0	16.1
Net (decrease) increase in commercial paper and bank loans	(157.1)	593.2
Proceeds from long-term debt	1,117.0	342.6
Payment of long-term debt	(745.3)	(343.3)
Net Cash Used in Financing Activities	(438.6)	(3.6)
Effect of exchange rate changes on cash	39.7	(107.6)
Net Decrease in Cash and Cash Equivalents	(340.2)	(391.5)
Cash and cash equivalents at beginning of period	1,698.9	1,614.7
Cash and cash equivalents at end of period	$1,358.7	$1,223.2

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

NOTE B—Inventories

	June 30	December 31
	2006	2005

Inventories at cost:
Finished products	$323.5	$299.3
Work in process and raw materials	320.7	330.1
	644.2	629.4
Less LIFO reserve	(138.2)	(133.9)
	$506.0	$495.5

Under the LIFO method of accounting (used for approximately 48% of June 30, 2006, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE C—Finance Receivables

	June 30	December 31
	2006	2005

Loans	$4,049.0	$3,745.9
Retail direct financing leases	2,105.6	1,881.8
Sales-type finance leases	730.9	701.2
Dealer wholesale financing	1,414.6	1,402.8
Interest and other receivables	92.4	86.6
Unearned interest:
Loans	(118.9)	(103.6)
Finance leases	(347.6)	(307.0)
	7,926.0	7,407.7
Less allowance for losses	(158.0)	(145.2)
	$7,768.0	$7,262.5

NOTE D—Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and deferred revenue and accrued costs associated with optional extended warranty and repair and maintenance contracts. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

	2006	2005

Beginning balance, January 1	$358.9	$348.8
Cost accruals and revenue deferrals	138.3	137.0
Payments and revenue recognized	(118.1)	(114.9)
Translation	16.3	(22.6)
Ending balance, June 30	$395.4	$348.3

NOTE E—Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net income	$369.9	$241.5	$711.9	$515.5
Other comprehensive income (loss):
Foreign currency translation gains (losses)	70.6	(82.5)	92.4	(155.5)
Derivative contracts increase (decrease)	3.5	(10.4)	17.8	3.7
Marketable securities (decrease) increase	(1.0)	.4	(2.7)	.4
Net other comprehensive income (loss)	73.1	(92.5)	107.5	(151.4)
Comprehensive Income	$443.0	$149.0	$819.4	$364.1

Total comprehensive income increased for the three and six month periods ended June 30, 2006 compared to the corresponding periods in 2005. Higher levels of net income together with foreign currency translation gains and unrealized gains on derivative contracts increased comprehensive income in 2006 compared to 2005. Foreign currency translation adjustments in 2006 resulted primarily from changes in the values of the euro, Canadian dollar and British pound relative to the U.S. dollar.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income was comprised of the following:

	June 30	December 31
	2006	2005

Foreign currency translation gains	$248.2	$155.8
Net unrealized gain on derivative contracts	38.5	20.7
Net unrealized investment losses	(3.7)	(1.0)
Minimum pension liability	(20.8)	(20.8)
Total accumulated other comprehensive income	$262.2	$154.7

Notes to Consolidated Financial Statements (Unaudited)	(Millions Except Share Amounts)

Other Capital Stock Changes

In the six months ended June 30, 2006, PACCAR issued 743,111 additional common shares under terms of stock compensation plans for employees and non-employee directors, including 43,157 restricted shares with a fair value of $3.1, which were awarded in April of 2006 to certain officers of the Company.

Stock-based compensation expense included in second quarter net income was $2.0 in 2006 and $1.9 in 2005. Stock-based compensation expense included in net income for the first six months of 2006 and 2005 was $3.4 and $3.3, respectively.  As of June 30, 2006, there was $10.7 of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.5 years. As of June 30, 2006, unamortized compensation cost related to all unvested restricted stock awards was $3.4, which is expected to be recognized over a remaining weighted-average vesting period of 1.5 years.

Realized tax benefits of $11.4 related to the excess of deductible amounts over the compensation cost recognized have been classified as a financing inflow in the cash flow statement in accordance with FAS No. 123(R).

In July 2006, the Board of Directors adopted a resolution to retire the 3,914,084 treasury shares of the Company’s common stock. In a subsequent resolution, the Board declared a 50% common stock dividend to stockholders of record at the close of business on July 27, 2006, with fractional shares to be paid in cash. Following issuance of the additional shares, net income per share will be computed using the new number of outstanding shares and all prior periods will be restated. All share and per share amounts herein are stated on a before-stock-dividend basis.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Additional shares	872,800	1,096,100	916,300	1,119,900
Excluded antidilutive shares	817,500	407,100	821,000	407,100

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE F—Segment Information

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net sales and revenues:
Truck
Total	$3,980.6	$3,484.6	$7,718.9	$6,677.4
Less intersegment	(76.3)	(136.3)	(205.6)	(196.8)
External customers	3,904.3	3,348.3	7,513.3	6,480.6
All other	32.3	24.6	62.5	46.9
	3,936.6	3,372.9	7,575.8	6,527.5
Financial Services	231.4	182.5	443.9	353.9
	$4,168.0	$3,555.4	$8,019.7	$6,881.4

Income (loss) before income taxes:
Truck	$468.5	$386.6	$896.6	$745.5
All other	1.4	1.8	3.6	(.1)
	469.9	388.4	900.2	745.4
Financial Services	59.7	49.9	114.5	97.2
Investment income	18.6	14.4	34.2	26.2
	$548.2	$452.7	$1,048.9	$868.8

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

The following information details the components of net periodic pension cost for the Company’s defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Components of Pension Expense:
Service cost	$13.3	$11.5	$24.9	$22.5
Interest on projected benefit obligation	15.7	16.3	29.9	29.6
Expected return on assets	(19.4)	(20.2)	(37.1)	(36.2)
Amortization of prior service costs	1.0	2.0	2.0	2.9
Recognized actuarial loss	3.4	2.8	6.0	5.2
Net pension expense	$14.0	$12.4	$25.7	$24.0

During the first six months of 2006, the Company contributed $84.0 to its pension plans.

The following information details the components of net periodic retiree cost for the Company’s unfunded postretirement medical and life insurance plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Components of Retiree Expense:
Service cost	$.9	$.8	$1.9	$1.6
Interest cost	1.1	1.0	2.1	2.0
Recognized actuarial loss	.3	.3	.6	.6
Recognized net initial obligation	.1	.2	.2	.3
Net retiree expense	$2.4	$2.3	$4.8	$4.5

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

PACCAR’s results for the second quarter and first half of 2006 set new records for revenues and profits. Net sales and revenues increased 17% to $4.17 billion for the quarter and $8.02 billion for the first half, compared to 2005. Second quarter 2006 net income was $369.9 million ($2.21 per share diluted), up 53% from the $241.5 million ($1.39 per share diluted) earned in the second quarter of 2005. First half net income increased 38% to $711.9 million.  Net income for the second quarter and first half of 2005 included a $64.0 million tax provision ($.37 per share) related to the repatriation of $1.5 billion in foreign earnings.

Truck segment net sales and revenues in the second quarter of 2006 increased 17% to $3.90 billion compared to $3.35 billion in the second quarter of 2005. First half 2006 Truck segment net sales increased 16% to $7.51 billion.  Second quarter 2006 Truck segment income before taxes was up 21% to $468.5 million compared to the $386.6 million recorded in the year-earlier period. First half 2006 Truck segment income before taxes of $896.6 million increased 20% from the $745.5 million earned in the first half of 2005.

Truck segment results in the second quarter and first half of 2006 benefited from higher production rates and aftermarket parts sales volumes due to increased demand. Movements in foreign currency exchange rates did not have a significant impact on second quarter results. For the first half, consolidated sales were reduced by $122.1 million and pretax income declined by $16.1 million due to an increase in the value of the U.S. dollar.

Gross margins of 14.8% in the second quarter and first half of 2006 were up slightly compared to 14.7% in the second quarter and first half of 2005.  Selling, general and administrative (SG&A) expense increased $6.7 million for the quarter and $9.2 million year-to-date compared to the same periods in the prior year. The increase for both periods was due primarily to costs associated with supporting business growth.  As a percent of sales, however, SG&A decreased to a record low of 2.9% for the second quarter and first half of 2006, compared to year earlier levels of 3.1% and 3.3%, respectively.

Demand for heavy-duty trucks in the U.S. and Canada has improved compared to 2005, with industry retail sales expected to reach 310,000–320,000 trucks. European heavy-duty registrations for 2006 are projected to be slightly higher than 2005 at approximately 260,000 units.  Both markets are being affected by engine emissions regulations.  In Europe, effective October 1, 2006, all new truck registrations will be required to comply with Euro 4 emissions standards.  In the U.S. and Canada, effective January 1, 2007, all new diesel engines manufactured will be required to comply with EPA 2007 engine emissions standards.  In both markets, conversion to the new engine emissions standards will increase the end-user vehicle cost.  Management believes 2006 volumes are being somewhat affected by a “pull forward” of vehicle sales in Europe in the first three quarters of 2006 and in the U.S. and Canada prior to the January 1, 2007 deadline. Management’s heavy-duty market projections for 2007 in the U.S. and Canada range from 200,000 to 250,000 and from 230,000 to 260,000 for Western Europe.

Financial Services segment revenues increased 27% to $231.4 million from $182.5 million for the quarter and 25% to $443.9 million from $353.9 million for the first half as compared to the same periods in the prior year due to higher portfolio levels and interest rates. Financial Services income before income taxes of $59.7 million in second quarter 2006 increased 20% compared to the $49.9 million earned in the second quarter of 2005.  For the first half, segment pretax earnings increased 18% to $114.5 million from $97.2 million in 2005.  The improvement was due primarily to net interest margin from higher portfolio balances.

The effective tax rate was 32.5% for the second quarter and 32.1% for the first half of 2006 compared to 32.5% and 33.3% for second quarter and first half 2005 (excluding the $64 million charge for the repatriation of foreign earnings).

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s Truck and Other working capital (current assets minus current liabilities) increased $225.7 million during the first half of 2006. Truck and Other cash and marketable debt securities decreased in the first half of 2006 by $95.0 million to $2.12 billion.

The increase in cash provided by operating activities in 2006 was due primarily to higher net income and a lower increase in wholesale receivables in the Company’s Financial Services segment.  During the first half of 2006, in addition to dividend payments, the Company used cash to make capital additions and repurchase PACCAR common stock.

The Company’s largest financial services subsidiary, PACCAR Financial Corp. (PFC), periodically files shelf registrations under the Securities Act of 1933.  The current registration provides for the issuance of up to $3.0 billion of senior debt securities to the public.  At the end of June 2006, $500 million of such securities remained available for issuance. PFC intends to file a new shelf registration in the second half of 2006.

In October, 2005, PACCAR’s European finance subsidiary, PACCAR Financial Europe (PFE), listed a 1.0 billion euro medium term note program with the London Stock Exchange. This program is renewable annually through the filing of a new prospectus. PFE intends to renew the program in the second half of 2006.

At the end of June 2006, the Company had lines of credit arrangements of $1.7 billion. Included in these arrangements were $1.5 billion of committed bank facilities, of which $1.0 billion matures in 2010.  The remaining $500 million expired in July 2006 and was replaced on July 6, 2006 with a committed credit facility of $1.0 billion that expires in July 2007.

Other information on liquidity and capital resources as presented in the 2005 Annual Report to Stockholders continues to be relevant.

FORWARD-LOOKING STATEMENTS:

Certain information presented in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: economic, political and industry conditions; supplier financial difficulties; insufficient supplier capacity or access to raw materials; reduced availability of or higher prices for fuel; a significant decline in industry sales; competitive pressures; reduced market share; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; labor disruptions; shortages of commercial truck drivers; increased warranty costs or litigation; and legislation and governmental regulation.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the six months ended June 30, 2006. For additional information, refer to the market risk disclosure in Item 7a as presented in the Company’s 2005 annual report on Form 10-K.

ITEM 4.                   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

For Items 1, 3 and 5, there was no reportable information for any of the three months ended June 30, 2006.

ITEM 1A.          RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2005 Annual Report on Form 10-K.  There has been no material changes in the Company’s risk factors during the three months ended June 30, 2006.

ITEM 2.                  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for any of the three months ended June 30, 2006.

(c)               Issuer purchases of equity securities.

On October 25, 2005 PACCAR’s Board of Directors approved a plan to repurchase from time to time on the open market, up to five million shares of the Company’s outstanding common stock. The following are details of repurchases under this plan for the period covered by this report:

				(d) Maximum
	(a) Total		(c) Total number	number of shares
	number of	(b) Average	of shares	that may yet
	shares	price paid	purchased as	be purchased
Period	purchased	per share	part of the plan	under the plan

April 1-30, 2006	208,000	$69.93	208,000	1,756,916
May 1-31, 2006	166,000	$74.75	166,000	1,590,916
June 1-30, 2006	505,000	$74.57	505,000	1,085,916
Total	879,000	$73.51	879,000	1,085,916

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

ITEM 6.                   EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	July 28, 2006	By	/s/ R. E. Armstrong
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