Form 10-Q
period 2006-09-30
PACCAR INC
filed 2006-11-02
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Common Stock, $1 par value—248,313,102 shares as of September 30, 2006

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)
(Millions Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
TRUCK AND OTHER:
Net sales and revenues	$3,959.2	$3,345.4	$11,535.0	$9,872.9

Cost of sales and revenues	3,364.9	2,842.5	9,817.7	8,408.6
Selling, general and administrative	111.6	102.8	333.8	315.8
Interest and other expense, net	.7	6.0	1.3	9.0
	3,477.2	2,951.3	10,152.8	8,733.4
Truck and Other Income Before Income Taxes	482.0	394.1	1,382.2	1,139.5

FINANCIAL SERVICES:
Revenues	246.2	195.6	690.1	549.5

Interest and other	148.9	112.4	415.7	311.2
Selling, general and administrative	24.3	21.5	70.9	63.0
Provision for losses on receivables	6.3	14.5	22.3	30.9
	179.5	148.4	508.9	405.1
Financial Services Income Before Income Taxes	66.7	47.2	181.2	144.4

Investment income	21.7	13.7	55.9	39.9
Total Income Before Income Taxes	570.4	455.0	1,619.3	1,323.8

Income taxes	166.8	150.2	503.8	503.5
Net Income	$403.6	$304.8	$1,115.5	$820.3

Net Income Per Share:
Basic	$1.62	$1.19	$4.45	$3.17
Diluted	$1.61	$1.18	$4.43	$3.15

Weighted Average Common Shares Outstanding:
Basic	249.2	255.9	250.4	258.7
Diluted	250.5	257.5	251.8	260.4
Dividends declared per share	$.20	$.14	$.57	$.41

See Notes to Consolidated Financial Statements.

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30	December 31
	2006	2005*
	(Millions of Dollars)
	(Unaudited)
ASSETS
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,553.2	$1,624.4
Trade and other receivables, net	926.8	582.2
Marketable debt securities	825.6	591.4
Inventories	563.8	495.5
Deferred taxes and other current assets	225.6	214.9
Total Truck and Other Current Assets	4,095.0	3,508.4
Equipment on operating leases, net	395.2	361.0
Property, plant and equipment, net	1,253.3	1,143.0
Other noncurrent assets	434.9	347.1
Total Truck and Other Assets	6,178.4	5,359.5

FINANCIAL SERVICES:
Cash and cash equivalents	55.7	74.5
Finance and other receivables, net	8,052.6	7,262.5
Equipment on operating leases, net	946.5	845.9
Other assets	224.7	173.0
Total Financial Services Assets	9,279.5	8,355.9
	$15,457.9	$13,715.4

	September 30	December 31
	2006	2005*
	(Millions of Dollars)
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$2,334.6	$1,834.9
Current portion of long-term debt and commercial paper		8.6
Dividend payable		338.7
Total Truck and Other Current Liabilities	2,334.6	2,182.2
Long-term debt	21.1	20.2
Residual value guarantees and deferred revenues	452.3	410.4
Deferred taxes and other liabilities	377.0	344.0
Total Truck and Other Liabilities	3,185.0	2,956.8

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	154.0	168.9
Commercial paper and bank loans	3,719.9	3,568.6
Term debt	3,195.3	2,657.5
Deferred taxes and other liabilities	489.9	462.5
Total Financial Services Liabilities	7,559.1	6,857.5

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 400.0 million shares, 249.4 million shares issued	249.4	169.4
Additional paid-in capital	27.8	140.6
Treasury stock - at cost - 1.1 million shares	(59.4)	(35.1)
Retained earnings	4,241.1	3,471.5
Accumulated other comprehensive income	254.9	154.7
Total Stockholders’ Equity	4,713.8	3,901.1
	$15,457.9	$13,715.4

*     The December 31, 2005, consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)

Nine Months Ended September 30	2006	2005
OPERATING ACTIVITIES:

Net income	$1,115.5	$820.3
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	118.1	99.1
Equipment on operating leases and other	203.3	174.5
Provision for losses on financial services receivables	22.3	30.9
Other	2.2	(45.7)
Change in operating assets and liabilities:
Wholesale receivables on new trucks	(68.2)	(284.7)
Sales-type finance leases and dealer direct loans on new trucks	(88.4)	(67.1)
Other	(3.7)	(48.9)
Net Cash Provided by Operating Activities	1,301.1	678.4

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(2,414.4)	(2,222.0)
Collections on retail loans and direct financing leases	1,932.2	1,609.6
Marketable securities purchased	(1,238.1)	(1,067.0)
Marketable securities maturities and sales	1,004.1	1,051.1
Acquisition of property, plant and equipment	(187.9)	(201.8)
Acquisition of equipment on operating leases	(428.5)	(394.2)
Proceeds from asset disposals	117.7	63.4
Other	(6.4)	48.0
Net Cash Used in Investing Activities	(1,221.3)	(1,112.9)

FINANCING ACTIVITIES:
Cash dividends paid	(480.7)	(454.6)
Purchase of treasury stock	(310.8)	(343.5)
Stock option transactions	31.7	9.7
Net increase in commercial paper and bank loans	75.2	858.1
Proceeds from long-term debt	1,565.8	548.7
Payment of long-term debt	(1,093.6)	(526.3)
Net Cash (Used in) Provided by Financing Activities	(212.4)	92.1
Effect of exchange rate changes on cash	42.6	(112.5)
Net Decrease in Cash and Cash Equivalents	(90.0)	(454.9)
Cash and cash equivalents at beginning of period	1,698.9	1,614.7
Cash and cash equivalents at end of period	$1,608.9	$1,159.8

See Notes to Consolidated Financial Statements.

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)                                                                                                       (Millions)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Net income for the first nine months of 2005 included an estimated $64.0 million tax provision related to repatriation of certain foreign earnings.  Net income for the third quarter and first nine months of 2006 included a $10.0 million tax benefit resulting from the final calculation of taxes related to the 2005 foreign earnings repatriation. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

New Accounting Pronouncements:  In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, that clarifies the criteria for recognition of income tax benefits and becomes effective January 1, 2007.  The Company is currently assessing the impact of this pronouncement.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (FAS 158).  FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in funded status as a component of comprehensive income. For PACCAR, FAS 158 is effective for the year ending December 31, 2006. Had FAS 158 been effective as of December 31, 2005, total assets would have been $131 lower, total liabilities would have been $17 higher and stockholders’ equity would have been $148 million lower, net of tax.  A similar effect is anticipated upon adoption at December 31, 2006.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the 2006 presentation.

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)                                                                                                       (Millions)

NOTE B—Inventories

	September 30 2006	December 31 2005

Inventories at cost:
Finished products	$351.0	$299.3
Work in process and raw materials	354.1	330.1
	705.1	629.4
Less LIFO reserve	(141.3)	(133.9)
	$563.8	$495.5

Under the LIFO method of accounting (used for approximately 48% of September 30, 2006, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, the Company’s interim valuations are based on management’s estimates of year-end amounts.

NOTE C—Finance Receivables

	September 30 2006	December 31 2005

Loans	$4,125.5	$3,745.9
Retail direct financing leases	2,183.0	1,881.8
Sales-type finance leases	791.2	701.2
Dealer wholesale financing	1,525.6	1,402.8
Interest and other receivables	95.1	86.6
Unearned interest:
Loans	(127.7)	(103.6)
Finance leases	(377.6)	(307.0)
	8,215.1	7,407.7
Less allowance for losses	(162.5)	(145.2)
	$8,052.6	$7,262.5

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

Changes in product support liabilities are summarized as follows:

	2006	2005

Beginning balance, January 1	$391.5	$376.3
Cost accruals and revenue deferrals	227.3	211.6
Payments and revenue recognized	(190.2)	(183.9)
Translation	21.5	(26.0)
Ending balance, September 30	$450.1	$378.0

NOTE E—Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Net income	$403.6	$304.8	$1,115.5	$820.3
Other comprehensive income (loss):
Foreign currency translation gains (losses)	12.7	13.5	105.1	(142.0)
Derivative contracts (decrease) increase	(22.7)	11.9	(4.9)	15.6
Marketable securities increase (decrease)	2.7	(1.1)		(.7)
Minimum pension liability adjustments		(.1)		(.1)
Net other comprehensive (loss) income	(7.3)	24.2	100.2	(127.2)
Comprehensive income	$396.3	$329.0	$1,215.7	$693.1

Foreign currency translation changes for the first nine months of 2005 and 2006 are attributable primarily to fluctuations in, the value of the US dollar relative to the euro and, to a lesser extent, the Canadian dollar and British pound.

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)                                                             (Millions Except Share Amounts)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of the following:

	September 30 2006	December 31 2005

Foreign currency translation gains	$260.9	$155.8
Net unrealized gain on derivative contracts	15.8	20.7
Net unrealized investment loss	(1.0)	(1.0)
Minimum pension liability	(20.8)	(20.8)
Total accumulated other comprehensive income	$254.9	$154.7

Other Capital Stock Changes

Stock-based compensation expense in the third quarter was $2.8 in 2006 and $2.3 in 2005. Stock-based compensation expense for the first nine months of 2006 was $6.9 and $5.7 in 2005.  As of September 30, 2006, there was $8.9 of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years.  Unamortized compensation cost at September 30, 2006 related to unvested restricted stock awards was $2.9, which is expected to be recognized over a remaining weighted-average vesting period of 1.2 years. Realized tax benefits for the nine months ended September 30, 2006 of $12.5 related to the excess of deductible amounts over the compensation costs recognized have been classified as a financing inflow in the cash flow statement in accordance with FAS No. 123(R).

On July 13, 2006 PACCAR retired all of its common shares held as treasury stock. The resulting adjustment reduced the common stock account by $3.9, additional paid-in capital by $150.6 and retained earnings by $120.6. On August 10, 2006 PACCAR paid a 50% common stock dividend to stockholders. All share and per share figures presented are adjusted for the effects of the stock dividend.

In the nine months ended September 30, 2006, PACCAR issued 1,202,326 additional common shares under terms of employee stock option, deferred compensation and non-employee directors’ stock compensation arrangements.

Diluted Earnings Per Share

The following table shows the additional amounts added to weighted average basic shares outstanding to calculate diluted earnings per share.  These amounts primarily represent the dilutive effect of stock options.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Additional shares	1,300,900	1,636,300	1,332,300	1,665,200

Antidilutive shares (where assumed per share option exercise proceeds exceed the average common stock market price for the period) are excluded from the diluted earnings per share calculation and amounted to 1,238,600, 1,226,300 and 632,000 shares in the first, second and third quarters of 2006 and 612,400, 610,700 and 606,300 shares in the first, second and third quarters of 2005.

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)                                                                                                       (Millions)

NOTE F—Segment Information

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Net sales and revenues:
Truck
Total	$4,037.4	$3,408.0	$11,756.3	$10,085.4
Less intersegment	(115.1)	(90.3)	(320.7)	(287.1)
External customers	3,922.3	3,317.7	11,435.6	9,798.3
All other	36.9	27.7	99.4	74.6
	3,959.2	3,345.4	11,535.0	9,872.9
Financial Services	246.2	195.6	690.1	549.5
	$4,205.4	$3,541.0	$12,225.1	$10,422.4
Income before income taxes:
Truck	$477.0	$391.7	$1,373.6	$1,137.2
All other	5.0	2.4	8.6	2.3
	482.0	394.1	1,382.2	1,139.5
Financial Services	66.7	47.2	181.2	144.4
Investment income	21.7	13.7	55.9	39.9
	$570.4	$455.0	$1,619.3	$1,323.8

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

The following information details the components of net periodic pension cost for the Company’s defined benefit plans:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Components of Pension Expense:
Service cost	$12.6	$9.5	$37.5	$30.4
Interest on projected benefit obligation	15.2	12.4	45.1	39.5
Expected return on assets	(19.4)	(14.8)	(56.5)	(47.7)
Amortization of prior service costs	1.1	1.2	3.1	3.0
Recognized actuarial loss	3.1	2.1	9.1	6.7
Net pension expense	$12.6	$10.4	$38.3	$31.9

During the first nine months of 2006, the Company contributed $96.7 to its pension plans.

The following information details the components of net periodic retiree cost for the Company’s unfunded postretirement medical and life insurance plans:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Components of Retiree Expense:
Service cost	$2.1	$1.1	$4.0	$2.7
Interest cost	1.5	1.2	3.6	3.2
Amortization and other	.8	.6	1.6	1.5
Net retiree expense	$4.4	$2.9	$9.2	$7.4

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

PACCAR’s total net sales and revenues for the first nine months of 2006 increased 17% to $12.23 billion from $10.42 billion in 2005. Net income for the first nine months of 2006 improved 36% to $1,115.5 million compared to $820.3 million in 2005. Third quarter 2006 total net sales and revenues increased 19% to $4.21 billion, from the $3.54 billion reported for the comparable period in 2005. Third quarter 2006 net income increased 32% to $403.6 million from $304.8 million earned in the third quarter of 2005. The consolidated results reflect improvements in both the Truck and Financial Services segments, as well as higher investment income.  Net income for the first nine months of 2005 included an estimated $64.0 million tax provision ($.25 per share) related to repatriation of certain foreign earnings.  Net income for the third quarter and first nine months of 2006 included a $10.0 million tax benefit resulting from the final calculation of taxes related to the 2005 foreign earnings repatriation.

Truck segment net sales and revenues in the third quarter of 2006 increased 18% to $3.92 billion compared to $3.32 billion in the third quarter of 2005. Truck segment net sales for the first nine months of 2006 increased 17% to $11.44 billion.  Third quarter 2006 Truck segment income before taxes was $477.0 million, an increase of 22% compared to the $391.7 million recorded in the year-earlier period. For the first nine months of 2006 Truck segment income before taxes of $1,373.6 million increased 21% from $1,137.2 million earned in the first nine months of 2005.

Truck segment results in the third quarter and first nine months of 2006 benefited from higher production rates and aftermarket parts sales volume due to increased demand. Changes in foreign currency exchange rates increased third quarter consolidated net sales and pretax income by $47.2 and $6.4 million respectively, compared to the prior year. For the first nine months, currency effects reduced consolidated net sales and pretax income by $74.8 and $9.7 million.

Gross margins were comparable to the prior year at 15.0% for the quarter and 14.9% year-to-date. Margins benefited from strong demand and capacity utilization rates, offset somewhat by material cost increases and higher spending on new product development. Selling, general and administrative (SG&A) expense increased $8.8 million for the third quarter and $18.0 million year-to-date due to expenses required to support higher business volumes.  As a percent of sales, SG&A was 2.8% and 2.9% for the third quarter and first nine months of 2006 compared to year earlier-levels of 3.1% and 3.2%, respectively.

Demand for heavy-duty trucks in the U.S. and Canada has improved compared to 2005, with industry retail sales expected to reach 315,000 trucks. European heavy-duty registrations for 2006 are projected to be slightly higher than 2005 at approximately 260,000 units. Both markets are being affected by changes to engine emissions regulations.  In Europe, effective October 1, 2006, new truck registrations were required to comply with Euro 4 emissions standards.  In the U.S. and Canada, effective January 1, 2007, all new diesel engines manufactured will be required to comply with EPA 2007 engine emissions standards. In both markets, conversion to the new engine emissions standards will increase the end-user vehicle cost.  Management believes 2006 volumes have been somewhat affected by a “pull forward” of vehicle sales in Europe in the first three quarters of 2006 and in the U.S. and Canada prior to the January 1, 2007 deadline. Management’s heavy-duty market projections for 2007 range from 200,000 to 230,000 in the U.S. and Canada and from 230,000 to 260,000 in Western Europe.

Financial Services segment revenues increased 26% over year-earlier levels to $246.2 million from $195.6 million for the quarter and to $690.1 million from $549.5 million for the first nine months due to higher portfolio levels and interest rates. Financial Services income before income taxes of $66.7 million in the third quarter of 2006 increased 41% compared to the $47.2 million earned in the third quarter of 2005. For the first nine months, segment pretax earnings increased 26% to $181.2 million from $144.4 million in 2005. The improvement was due primarily to higher net interest margin from larger portfolio balances and a lower loss provision reflecting excellent portfolio performance.

Excluding the adjustments to the tax provisions related to foreign earnings repatriations in both years as previously discussed, the effective tax rate was 31.0% for the third quarter and 31.7% for the first nine months of 2006, compared to 33.0% and 33.2% for the corresponding periods in 2005. The lower effective rates in the current year are primarily due to lower tax rates in certain foreign tax jurisdictions, higher tax-exempt investment income and a $6.0 million benefit from a tax settlement that occurred in the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s Truck and Other working capital (current assets minus current liabilities) increased $434.2 million during the first nine months of 2006, including an increase in cash and marketable debt securities of $163.0 million to $2.38 billion.

The increase in cash provided by operating activities in 2006 was due primarily to higher net income and a lower increase in wholesale receivables in the Company’s Financial Services segment.  During the first nine months of 2006, in addition to dividend payments, the Company used cash provided by operations to repurchase PACCAR common stock and make capital additions. Financial Services funded new loan and lease volume and debt repayments from collections on loans and leases as well as the proceeds of new debt issuances.

The Company’s largest financial services subsidiary, PACCAR Financial Corp. (PFC), periodically files shelf registrations under the Securities Act of 1933. The current registration provides for the issuance of up to $3.0 billion of senior debt securities to the public.  This shelf registration was fully utilized as of October 24, 2006.  PFC intends to file a new shelf registration in November 2006.

In September 2006, PACCAR’s European finance subsidiary, PACCAR Financial Europe (PFE), renewed the listing of its 1.0 billion euro medium term note program with the London Stock Exchange. This program is renewable annually through the filing of a new prospectus.

At the end of September 2006, the Company had lines of credit arrangements of $2.2 billion. Included in these arrangements were $2.0 billion of committed bank facilities, of which $1.0 billion matures in July 2007 and $1.0 billion matures in 2010.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2006. For additional information, refer to Item 7a as presented in the 2005 Annual Report to Stockholders.

ITEM 4.                 CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2006.  Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

For Items 1, 3, 4 and 5, there was no reportable information for any of the three months ended September 30, 2006.

ITEM 1A.        RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as described in the 2005 Annual Report on Form 10-K. There have been no subsequent, material changes in the Company’s risk factors.

ITEM 2.                 UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for any of the three months ended September 30, 2006.

(c)       Issuer purchases of equity securities.

PACCAR’s plan to repurchase up to five million shares of the Company’s outstanding common stock was completed in the third quarter of 2006. The following are details of repurchases under this plan for the period covered by this report:

				(d) Maximum
	(a) Total		(c) Total number	number of shares
	number of	(b) Average	of shares	that may yet
	shares	price paid	purchased as	be purchased
Period	purchased	per share	part of the plan	under the plan

August 1-31, 2006	400,000	$54.84	400,000	685,916
September 1-30, 2006	685,916	$54.66	685,916
Total	1,085,916	$54.73	1,085,916

ITEM 6.                 EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	November 2, 2006	By	/s/ R. E. Armstrong
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

(d)                 Forms of Medium-Term Note, Series K (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated December 23, 2003, Registration Number 333-111504).

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

Exhibit (in order of assigned index numbers)

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

(l)                     Deferred Compensation Plan (incorporated by reference as Exhibit 99.1 of Form 8-K dated September 12, 2006 and filed September 15, 2006).

Exhibit (in order of assigned index numbers)

31                        Rule 13a-14(a)/15d-14(a) Certifications:

(a)                  Certification of Principal Executive Officer.

(b)                 Certification of Principal Financial Officer.

32                        Section 1350 Certifications:

(a)                  Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).