Form 10-K
period 2006-12-31
PACCAR INC
filed 2007-02-26
CIK 75362

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission File No. 001-14817

PACCAR Inc

(Exact name of Registrant as specified in its charter)

Delaware	91-0351110
(State of incorporation)	(I.R.S. Employer Identification No.)

777 - 106th Ave. N.E., Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (425) 468-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006:

Common Stock, $1 par value — $13.1 billion

The number of shares outstanding of the registrant’s classes of common stock, as of January 31, 2007:

Common Stock, $1 par value — 248,262,797 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2006, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held on April 24, 2007, are incorporated by reference into Part III.

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

(b) Financial Information About Industry Segments and Geographic Areas

Information about the Company’s industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on page 49 of the Annual Report to Stockholders for the year ended December 31, 2006 and is incorporated herein by reference.

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

Commercial trucks and related replacement parts comprise the largest segment of the Company’s business, accounting for 93% of total 2006 net sales and revenues.

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

The Company’s trucks are essentially custom products and have a reputation for high quality. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures its own engines and axles and a higher percentage of other components for its heavy truck models. The value of truck components manufactured by independent suppliers ranges from approximately 45% in Europe to approximately 90% in North America.

Raw materials and other components used in the manufacture of trucks are purchased from a number of suppliers. The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 2% of consolidated revenues in 2006. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would either require the Company to contract for an alternative source of supply or to manufacture cabs itself. Other than these components, the Company is not limited to any single source for any significant component, although the sudden inability of a supplier to deliver components could have a temporary adverse effect on production of certain products. No significant shortages of materials or components were experienced in 2006. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

Replacement truck parts are sold and delivered to the Company’s independent dealers through the Company’s parts distribution network. Parts are both manufactured by the Company and purchased from various suppliers. Replacement parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. As a percentage of total consolidated net sales and revenues, parts sales were 11.8% in 2006, 12.0% in 2005 and 11.8% in 2004.

There were three other principal competitors in the U.S. and Canada Class 8 truck market in 2006. The Company’s share of that market was 25.3% of retail sales in 2006.   In Europe there were five other principal competitors in the commercial vehicle market in 2006, including parent companies to two competitors of the Company in the United States. In 2006, DAF had a 14.5% share of the Western European heavy-duty market and a 9.6% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

The Peterbilt, Kenworth, and DAF nameplates are recognized internationally and play an important role in the marketing of the Company’s truck products. The Company engages in a continuous program of trademark and trade name protection in all marketing areas of the world.

The Company’s truck products are subject to environmental noise and emission regulations and competing manufacturers are subject to the same regulations. The Company believes the cost of complying with noise and emission regulations will not be detrimental to its business.

The Company had a total production backlog of $3.5 billion at the end of 2006. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90-day backlog approximated $2.7 billion at December 31, 2006, and $2.5 billion at December 31, 2005. Production of the year-end 2006 backlog is expected to be substantially completed during 2007.

OTHER BUSINESS

The Truck and Other businesses include a division of the Company which manufactures industrial winches in two U.S. plants and markets them under the Braden, Carco, and Gearmatic nameplates. The markets for these products are highly competitive and the Company competes with a number of well established firms. Sales of industrial winches were less than 1% of net sales and revenues in 2006, 2005 and 2004.

The Braden, Carco, and Gearmatic trademarks and trade names are recognized internationally and play an important role in the marketing of those products.

FINANCIAL SERVICES

In North America, Australia and 13 European countries, the Company provides financing and leasing arrangements, principally for its manufactured trucks, through wholly owned finance companies operating under the PACCAR Financial or PacLease trade names. They provide inventory financing for independent dealers selling PACCAR products, and retail and lease financing for new and used trucks and other transportation equipment sold principally by its independent dealers. Receivables are secured by the products financed or leased.

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

EMPLOYEES

On December 31, 2006, the Company employed a total of approximately 21,000 persons.

OTHER DISCLOSURES

The Company’s filings on Form 10-K, 10-Q, and 8-K and any amendments to those reports can be found on the Company’s website www.paccar.com free of charge as soon as practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not incorporated by reference into this report.

ITEM 1A.                    RISK FACTORS.

The following are significant risks which could negatively impact the Company’s financial condition or results of operations.

Business and Industry Risks

The commercial truck market demand is variable.  Demand for commercial vehicles depends to some extent on economic and other conditions in a given market and the introduction of new vehicles and technologies.  Further, the yearly demand for commercial vehicles may increase or decrease more than overall gross domestic product in markets the Company serves which are principally North America and Western Europe.  Demand may also be affected by factors impacting new truck prices such as costs of raw materials and components and cost of compliance with governmental regulations (including tariffs, engine emissions regulations, import regulation and taxes).

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

ITEM 1B.                    UNRESOLVED STAFF COMMENTS.

Not applicable.

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

Substantially all the Company’s manufacturing facilities increased their production in 2006 compared to the prior year. The Company continuously invests in facilities, equipment and processes to provide manufacturing and warehouse capacity to meet its customers’ needs.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)          Market Information, Holders, Dividends and Securities Authorized for Issuance Under Equity Compensation Plans

Common Stock Market Prices and Dividends on page 52 of the Annual Report to Stockholders for the year ended December 31, 2006, are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006, regarding compensation plans under which PACCAR equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options and Other Rights	Weighted-average Exercise Price of Outstanding Options	Securities Available for Future Grant (Excluding Shares Reflected in Column (1))
Stock compensation	(1)	(2)	(3)
Plans approved by Shareholders	4,441,136	$29.25	13,599,287

All stock compensation plans have been approved by the shareholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 333,133 shares that represent deferred cash awards payable in stock. The weighted-average exercise price does not include the securities that represent deferred cash awards.

Securities available for future grant are authorized under the following two plans: (i) 12,946,435 shares under the LTI Plan, and (ii) 652,853 shares under the RSDC Plan.

(b)         Use of Proceeds from Registered Securities

Not applicable

(c)          Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In December 2006 PACCAR purchased, on the open market, 32,873 shares of its common stock at an average price of $65.01. These are the first shares purchased under the plan approved by the Board of Directors as previously announced on December 5, 2006 to repurchase up to $300 million of PACCAR’s outstanding common stock.

ITEM 6.                             SELECTED FINANCIAL DATA.

Selected Financial Data on page 52 of the Annual Report to Stockholders for the year ended December 31, 2006, are incorporated herein by reference.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 30 of the Annual Report to Stockholders for the year ended December 31, 2006, is incorporated herein by reference.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and qualitative disclosures about market risk on page 54 of the Annual Report to Stockholders for the year ended December 31, 2006, are incorporated herein by reference.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2006, are incorporated herein by reference:

Consolidated Statements of Income

— Years Ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets

— December 31, 2006 and 2005

Consolidated Statements of Cash Flows

— Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity

— Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

— December 31, 2006, 2005 and 2004

Quarterly Results (Unaudited) on page 53 of the Annual Report to Stockholders for the years ended December 31, 2006 and 2005 are incorporated herein by reference.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.                    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2006 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management’s Report on Internal Control over Financial Reporting on page 50 and Report of Independent Registered Public Accounting Firm on the Company’s Internal Controls on page 51 of the Annual Report to Stockholders for the year ended December 31, 2006, is incorporated herein by reference.

ITEM 9B.                    OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Item 401(a), (d), (e) and (h) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 24, 2007 and is incorporated herein by reference:

•            Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

•            Identification of the audit committee financial expert is included under the caption “AUDIT COMMITTEE REPORT.”

•            Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”

Item 401(b) of Regulation S-K:

Executive Officers of the registrant as of February 23, 2007:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (53)	Chairman and Chief Executive Officer since 1997. Mr. Pigott is the nephew of James C. Pigott, a director of the Company.

Michael A. Tembreull (60)	Vice Chairman since 1995.

Thomas E. Plimpton (57)	President; Executive Vice President from August 1998 to December 2002.

James G. Cardillo (58)	Executive Vice President; Senior Vice President from May 2004 to September 2006; previously President of DAF Trucks N.V. from July 1999 to May 2004.

Kenneth R. Gangl (61)	Senior Vice President; Vice President from March 1999 to April 2005.

Daniel D. Sobic (53)	Senior Vice President; Vice President of PACCAR and General Manager of Peterbilt from October 2003 to December 2006; Assistant General Manager of Peterbilt from June 1999 to October 2003.

Ronald E. Armstrong (51)	Vice President; Vice President and Controller from November 2002 to December 2006; Operations Controller from December 1995 to October 2002.

Michael T. Barkley (51)	Vice President and Controller; Operations Controller from January 2000 to December 2006.

David C. Anderson (53)	Vice President and General Counsel; Counsel from March to December 2004; previously Vice President, General Counsel and Corporate Secretary of Airborne Express, Inc.

Janice B. Skredsvig (46)

Vice President and Chief Information Officer; General Manager and Chief Information Officer from August to December 2004; Senior Director, Applications and Global Operations from January 2001 to August 2004.

Officers are elected annually but may be appointed or removed on interim dates.

Item 406 of Regulation S-K:

The company has adopted a Code of Ethics applicable to the registrant’s senior financial officers including the Chief Executive Officer and chief financial officer. The Company, in accordance with Item 406 of Regulation S-K, has posted this Code of Ethics on its website at www.paccar.com. The Company intends to disclose on its website any amendments to, or waivers from, its Code of Ethics that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission. The information on our website is not incorporated by reference into this report.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 24, 2007 and is incorporated herein by reference:

•            Compensation of Directors is included under the caption “COMPENSATION OF DIRECTORS.”

•            Compensation of Executive Officers and Related Matters is included under the caption “COMPENSATION OF EXECUTIVE OFFICERS.”

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock ownership information is included under the caption “STOCK OWNERSHIP” in the proxy statement for the annual stockholders meeting of April 24, 2007 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 5 of this Form 10-K.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 2006.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal accountant fees and services information is included under the caption “AUDIT COMMITTEE REPORT” in the proxy statement for the annual stockholders meeting of April 24, 2007 and is incorporated herein by reference.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1)                 Listing of financial statements

The following consolidated financial statements of PACCAR Inc and subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2006, are incorporated by reference in Item 8:

Consolidated Statements of Income

— Years Ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets

— December 31, 2006 and 2005

Consolidated Statements of Cash Flows

— Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity

— Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

— December 31, 2006, 2005 and 2004

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

(e)              Forms of Medium-Term Note, Series L (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series L (incorporated by reference to Exhibit 4.3 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

(10)          Material contracts

(a)              PACCAR Inc Amended and Restated Supplemental Retirement Plan.

(b)             Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004) (incorporated by reference to Exhibit (10)(b) of the Annual Report on Form 10-K for the year ended December 31, 2005).

(c)              Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors.

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

(h)             PACCAR Inc Long Term Incentive Plan, Amended Form of 2006 Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.2 of Form 8-K dated January 31, 2007 and filed February 5, 2007).

(i)                 PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 of Form 8-K dated January 31, 2007 and filed February 5, 2007).

(j)                 PACCAR Inc Long Term Incentive Plan, Amended Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.3 of Form 8-K dated January 31, 2007 and filed February 5, 2007).

(k)              Amendment to compensatory arrangement with non-employee directors (incorporated by reference to Exhibit (10)(h) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(l)                 PACCAR Inc Savings Investment Plan (incorporated by reference to Exhibit (10)(i) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(m)           Deferred Compensation Plan (incorporated by reference as Exhibit 99.1 of Form 8-K dated September 12, 2006 and filed September 15, 2006).

Certain instruments relating to long-term debt constituting less than 10 percent of the Company’s total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Company will file copies of such instruments upon request of the Commission.

(13)          Annual report to security holders

Portions of the 2006 Annual Report to Stockholders have been incorporated by reference and are filed herewith.

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

PACCAR Inc
Registrant

Date:	February 26, 2007	/s/ M. C. Pigott
M. C. Pigott, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ M. A. Tembreull	Vice Chairman
M. A. Tembreull	(Principal Financial Officer)

/s/ M. T. Barkley	Vice President and Controller
M. T. Barkley	(Principal Accounting Officer)

*/s/ H. A. Wagner	Director
H. A. Wagner

*/s/ J. C. Pigott	Director
J. C. Pigott

*/s/ J. M. Fluke, Jr.	Director
J. M. Fluke, Jr.

*/s/ C. R. Williamson	Director
C. R. Williamson

*/s/ A. J. Carnwath	Director
A. J. Carnwath

*/s/ W. G. Reed, Jr.	Director
W. G. Reed, Jr.

*/s/ S. F. Page	Director
S. F. Page

*/s/ R. T. Parry	Director
R. T. Parry

*By /s/ M. C. Pigott
M. C. Pigott
Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15(c)

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2006

PACCAR INC AND SUBSIDIARIES

BELLEVUE, WASHINGTON