Form 10-Q
period 2007-03-31
PACCAR INC
filed 2007-05-04
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer ☒                                           Accelerated filer☐                                                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value—248,409,042 shares as of March 31, 2007

FORM 10-Q
PACCAR Inc AND SUBSIDIARIES

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Amounts)

Three Months Ended March 31	2007	2006
TRUCK AND OTHER:
Net sales and revenues	$3,720.5	$3,639.2

Cost of sales and revenues	3,172.7	3,098.9
Selling, general and administrative	120.1	109.6
Interest and other (income) expense, net	(22.4)	.4
	3,270.4	3,208.9
Truck and Other Income Before Income Taxes	450.1	430.3

FINANCIAL SERVICES:
Revenues	264.0	212.5

Interest and other	166.2	127.9
Selling, general and administrative	24.5	23.2
Provision for losses on receivables	7.7	6.6
	198.4	157.7
Financial Services Income Before Income Taxes	65.6	54.8

Investment income	22.0	15.6
Total Income Before Income Taxes	537.7	500.7

Income taxes	172.1	158.7
Net Income	$365.6	$342.0

Net Income Per Share:
Basic	$1.47	$1.36
Diluted	$1.46	$1.35

Weighted Average Common Shares Outstanding:
Basic	248.6	252.3
Diluted	250.1	253.7
Dividends declared per share	$.20	$.17

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	March 31 2007	December 31 2006*
	(Millions of Dollars)
	(Unaudited)
ASSETS
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,327.2	$1,806.3
Trade and other receivables, net	811.1	665.0
Marketable debt securities	1,018.7	821.7
Inventories	650.9	693.7
Deferred taxes and other current assets	200.9	212.8
Total Truck and Other Current Assets	4,008.8	4,199.5
Equipment on operating leases, net	424.2	418.2
Property, plant and equipment, net	1,342.1	1,347.2
Other noncurrent assets	330.8	331.3
Total Truck and Other Assets	6,105.9	6,296.2

FINANCIAL SERVICES:
Cash and cash equivalents	48.0	46.2
Finance and other receivables, net	8,694.5	8,542.7
Equipment on operating leases, net	1,046.7	1,033.1
Other assets	214.6	189.2
Total Financial Services Assets	10,003.8	9,811.2
	$16,109.7	$16,107.4

	March 31 2007	December 31 2006*
	(Millions of Dollars)
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$2,251.0	$2,240.5
Dividend payable		497.0
Total Truck and Other Current Liabilities	2,251.0	2,737.5
Long-term debt	20.3	20.2
Residual value guarantees and deferred revenues	484.8	477.5
Deferred taxes and other liabilities	396.4	383.7
Total Truck and Other Liabilities	3,152.5	3,618.9
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	239.1	243.2
Commercial paper and bank loans	4,550.9	4,222.6
Term debt	2,879.4	3,037.2
Deferred taxes and other liabilities	530.8	529.3
Total Financial Services Liabilities	8,200.2	8,032.3

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 400.0 million shares,
249.2 million shares issued	249.2	248.5
Additional paid-in capital	52.4	27.5
Treasury stock - at cost — .752 million shares	(50.3)	(2.1)
Retained earnings	4,341.9	4,026.1
Accumulated other comprehensive income	163.8	156.2
Total Stockholders’ Equity	4,757.0	4,456.2
	$16,109.7	$16,107.4

*    The December 31, 2006 Consolidated Balance Sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions)

Three Months Ended March 31	2007	2006
OPERATING ACTIVITIES:

Net income	$365.6	$342.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	44.3	37.0
Equipment on operating leases and other	73.7	63.2
Provision for losses on financial services receivables	7.7	6.6
Gain on sale of property	(21.7)
Other, net	(1.9)	(6.2)
Change in operating assets and liabilities:
Wholesale receivables on new trucks	(7.1)	(34.5)
Sales-type finance leases and dealer direct loans on new trucks	26.6	13.9
Other, net	(74.4)	57.4
Net Cash Provided by Operating Activities	412.8	479.4

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(778.9)	(673.6)
Collections on retail loans and direct financing leases	622.7	546.7
Net decrease in wholesale receivables on used equipment	7.2	6.2
Marketable securities purchases	(531.9)	(584.1)
Marketable securities maturities and sales	337.4	410.7
Acquisition of property, plant and equipment	(39.5)	(43.4)
Acquisition of equipment on operating leases	(138.0)	(118.0)
Proceeds from asset disposals	64.0	38.8
Other, net	(7.5)
Net Cash Used in Investing Activities	(464.5)	(416.7)

FINANCING ACTIVITIES:
Cash dividends paid	(546.7)	(380.8)
Purchase of treasury stock	(49.1)	(185.8)
Stock compensation transactions	21.2	14.3
Net increase in commercial paper and bank loans	308.0	150.5
Proceeds from term debt		312.4
Payments on term debt	(165.9)	(295.7)
Net Cash Used in Financing Activities	(432.5)	(385.1)
Effect of exchange rate changes on cash	6.9	13.7
Net Decrease in Cash and Cash Equivalents	(477.3)	(308.7)
Cash and cash equivalents at beginning of period	1,852.5	1,698.9
Cash and cash equivalents at end of period	$1,375.2	$1,390.2

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

PACCAR paid a 50% common stock dividend to stockholders in August of 2006. All share and per share figures presented are adjusted for the effects of the dividend.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the 2007 presentation.

NOTE B—Inventories

	March 31	December 31
	2007	2006
Inventories at cost:
Finished products	$401.9	$365.4
Work in process and raw materials	392.7	472.1
	794.6	837.5
Less LIFO reserve	(143.7)	(143.8)
	$650.9	$693.7

Under the LIFO method of accounting (used for approximately 47% of March 31, 2007 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE C—Finance Receivables

	March 31	December 31
	2007	2006
Loans	$4,326.2	$4,226.7
Retail direct financing leases	2,398.2	2,322.1
Sales-type finance leases	897.2	909.2
Dealer wholesale financing	1,570.0	1,562.6
Interest and other receivables	103.9	112.1
Unearned interest:
Finance leases	(427.6)	(421.0)
	8,867.9	8,711.7
Less allowance for losses	(173.4)	(169.0)
	$8,694.5	$8,542.7

NOTE D—Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and deferred revenue and accrued costs associated with optional extended warranty and repair and maintenance contracts. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

	2007	2006
Beginning balance, January 1	$458.3	$391.5
Cost accruals and revenue deferrals	65.5	63.1
Payments and revenue recognized	(76.0)	(62.8)
Translation	3.0	5.8
Ending balance, March 31	$450.8	$397.6

NOTE E—Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, are as follows:

Three Months Ended March 31	2007	2006
Net income	$365.6	$342.0
Other comprehensive income (loss):
Foreign currency translation gains	11.3	21.8
Derivative contracts (decrease) increase	(5.6)	14.3
Marketable securities decrease	(.3)	(1.7)
Employee benefit plans amortization	2.2
Net other comprehensive income	7.6	34.4
Comprehensive income	$373.2	$376.4

Foreign currency translation gains in both years primarily resulted from the change in the value of the euro relative to the U.S. dollar.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income was comprised of the following:

	March 31	December 31
	2007	2006
Foreign currency translation gains	$316.0	$304.7
Net unrealized gains on derivative contracts	12.0	17.6
Net unrealized investment losses	(1.6)	(1.3)
Employee benefit plans	(162.6)	(164.8)
Total accumulated other comprehensive income	$163.8	$156.2

Other Capital Stock Changes

In the three months ended March 31, 2007, PACCAR issued 661,856 additional common shares under deferred and stock compensation arrangements.  PACCAR purchased 719,304 shares of its common stock at an average price of $66.99 per share during the first three months of 2007.

Stock-based compensation expense for the first quarter was $3.8 in 2007 and $1.4 in 2006. As of March 31, 2007, there was $16.3 of unamortized compensation cost related to unvested stock option and restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.  Realized tax benefits related to the excess of deductible amounts over compensation costs recognized amounted to $9.4 and $5.5 for the first three months of 2007 and 2006, respectively, and have been classified as financing cash flows.

During the first three months of 2007, the Company granted employee stock options to buy 549,448 shares at an exercise price of $66.84.  The estimated fair value of the award was $8.3 using the Black-Scholes-Merton model.  The assumptions for the risk-free interest rate, expected volatility of common stock, dividend yield and expected life of the options were 4.80%, 30%, 4.0%, and 5 years, respectively.  The Company also awarded 85,818 shares of restricted stock with a fair value of $5.8 to employees and non-employee directors.

Diluted Earnings Per Share

The following table shows the additional amounts added to weighted average basic shares outstanding to calculate diluted earnings per share.  These amounts primarily represent the dilutive effect of stock options. Antidilutive options are excluded from the diluted earnings per share calculation and are shown separately in the table below.

Three Months Ended March 31	2007	2006
Additional shares	1,447,800	1,387,100
Antidilutive options	542,300	1,238,600

NOTE F—Segment Information

Three Months Ended March 31	2007	2006
Net sales and revenues:
Truck
Total	$3,773.0	$3,738.3
Less intersegment	(95.9)	(129.3)
External customers	3,677.1	3,609.0
All other	43.4	30.2
	3,720.5	3,639.2
Financial Services	264.0	212.5
	$3,984.5	$3,851.7
Income before income taxes:
Truck	$423.2	$428.1
All other	26.9	2.2
	450.1	430.3
Financial Services	65.6	54.8
Investment income	22.0	15.6
	$537.7	$500.7

Included in ‘All other’ is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense.  In 2007, ‘All other’ income before income taxes included a $21.7 ($14.7 net of tax) gain on sale of property in the United Kingdom.

NOTE G—Income Taxes

Adoption of FIN 48

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective January 1, 2007 with no effect on the Company’s consolidated financial statements.  As of the date of adoption, the Company had $30.7 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized.  The Company is not currently under examination by the IRS and has completed examinations for all years through 2003.  Open tax years for other major jurisdictions, including The Netherlands, United Kingdom, Canada, Mexico, and Australia, range from 2001 to 2006.  Tax interest and penalties are classified as income taxes in the accompanying statements of income and were insignificant for all periods presented.  The Company does not currently anticipate that any significant increase or decrease to the unrecognized tax benefit will be recorded during the next 12 months.

NOTE H—Employee Benefit Plans

PACCAR has several defined benefit pension plans, which cover a majority of its employees. The Company also provides coverage of approximately 50% of medical costs for the majority of its U.S. employees from retirement until age 65.

The following information details the components of net periodic pension cost for the Company’s defined benefit plans:

Three Months Ended March 31	2007	2006
Components of Pension Expense:
Service cost	$12.5	$11.6
Interest on projected benefit obligation	16.5	14.2
Expected return on assets	(21.6)	(17.7)
Amortization of prior service costs	.9	1.0
Curtailment charge	2.8
Recognized actuarial loss	1.9	2.6
Net pension expense	$13.0	$11.7

During the first quarter of 2007, the Company contributed $3.4 to its pension plans.  The curtailment charge in 2007 related to a production workforce reduction in the United States.

The following information details the components of net periodic retiree cost for the Company’s unfunded postretirement medical and life insurance plans:

Three Months Ended March 31	2007	2006
Components of Retiree Expense:
Service cost	$1.4	$.9
Interest cost	1.3	1.1
Recognized actuarial loss	.3	.3
Recognized net initial obligation	.1	.1
Net retiree expense	$3.1	$2.4

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

PACCAR recorded higher sales and net income in the first quarter of 2007 compared to year-earlier levels. First quarter 2007 total net sales and revenues increased 3% to $3.98 billion compared to the $3.85 billion in the first quarter of 2006. First quarter 2007 net income of $365.6 million increased 7% from $342.0 million in the first quarter of 2006. Included in first quarter 2007 net income is a $14.7 million gain on sale of property in the United Kingdom. The translation effect of stronger foreign currencies, primarily the euro, increased first quarter 2007 sales by $128.6 million and net income by $15.0 million compared to the first quarter of 2006.

Truck segment net sales and revenues increased to $3.68 billion in the first quarter of 2007 from $3.61 billion in the first quarter of 2006.  Truck segment income before income taxes of $423.2 million decreased slightly compared to $428.1 million in the first quarter of 2006, reflecting the impact of lower build rates in the U.S. and Canada, partially offset by higher build rates in Europe, Mexico and Australia.  First quarter gross margins were 14.7% in 2007 and 14.8% in 2006.  Gross margins in 2007 were impacted by $10 million of workforce reduction costs in the U.S. and Canada.

The U.S. and Canadian truck markets have declined, as anticipated, due to market reaction to new emissions regulations that became effective January 1, 2007 requiring new trucks to be equipped with emissions reducing engine technology that significantly increased the price of a new truck.  Industry orders in the first quarter were well below the previous year as many customers placed orders for pre-2007 emissions-compliant trucks in 2006.  As a result of this ‘prebuy’, the Company expects industry Class 8 heavy-duty retail sales to be in the range of 190,000 to 220,000 units for 2007. PACCAR’s Peterbilt and Kenworth truck divisions in the U.S. and Canada have adjusted production levels accordingly. The lower demand and related build rate adjustments will have a dampening effect on financial results until the industry absorbs the new trucks purchased in 2006.

Truck sales remain strong at the Company’s operations in Europe, Mexico and Australia. In Europe, industry sales in the above 15 tonne truck market continue to be strong and are expected to be in the range of 265,000 to 280,000 units for 2007 compared to 268,500 in 2006. PACCAR’s DAF truck operations in Europe are increasing production rates.

Selling, general and administrative expense (SG&A) increased $10.5 million compared to the first quarter of 2006, including $3.8 million due to stronger foreign currencies, primarily the euro. As a percent of sales, SG&A increased to 3.2% from 3.0%.

Financial Services segment revenues increased 24% to $264.0 million from $212.5 million last year due to higher asset levels and interest rates. Financial Services income before income taxes of $65.6 million in the first quarter of 2007 increased nearly 20% compared to the $54.8 million earned in the first quarter of 2006. The improvement was due primarily to higher finance gross profit resulting from portfolio growth and continued low credit losses. Past dues continued at low levels with accounts 30 days or more past due at 1.4% of portfolio balances as of March 31, 2007 compared to 1.2% as of March 31, 2006.

The effective tax rate for the first quarter of 2007 was 32.0% compared to 32.9% last year (excluding a $6.0 million favorable tax settlement). The lower effective tax rate reflects the impact of a higher proportion of income from foreign operations and higher tax exempt income.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s Truck and Other working capital (current assets minus current liabilities) increased $295.8 million during the first quarter of 2007 compared to December 31, 2006. Total Truck and Other cash and marketable debt securities decreased $282.1 million to $2.35 billion at the end of the first quarter of 2007.

Cash provided by operations was $412.8 million in the first quarter of 2007 compared to $479.4 million in the first quarter of 2006. The decrease in cash provided by operations in 2007 was due primarily to changes in components of working capital. During the first quarter of 2007, in addition to dividend payments, the Company used cash to purchase treasury stock and make capital investments.

At March 31, 2007, PACCAR’s European finance subsidiary, PACCAR Financial Europe (PFE), had €289.6 million available for issuance under the €1.0 billion medium term-note program registered with the London Stock Exchange.  PFE intends to renew this program (which is renewable annually through the filing of a new prospectus) by the end of the second quarter of 2007.

At the end of March 2007, the Company had lines of credit arrangements of $2.3 billion. Included in these arrangements were $2.0 billion of committed bank facilities, of which $1.0 billion matures in July 2007 and $1.0 billion matures in 2010.

Other information on liquidity and sources of capital as presented in the 2006 Annual Report to Stockholders continues to be relevant.

FORWARD-LOOKING STATEMENTS:

Certain information presented in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs or litigation; or legislative and governmental regulations.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2007. For additional information, refer to Item 7A as presented in the 2006 Annual Report on Form 10-K.

ITEM 4.                    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.            CONTROLS AND PROCEDURES

Not Applicable.

PART II—OTHER INFORMATION

For Items 1, 3 and 5, there was no reportable information for the three months ended March 31, 2007.

ITEM 1A.           RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2006 Annual Report on Form 10-K.  There has been no material changes in the Company’s risk factors during the three months ended March 31, 2007.

ITEM 2.                    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the three months ended March 31, 2007.

(c)     Issuer purchases of equity securities.

On December 5, 2006 PACCAR’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. The following are details of repurchases under this plan for the period covered by this report:

				(d) Approximate
	(a) Total		(c) Total number	dollar value of
	number of	(b) Average	of shares	shares that may
	shares	price paid	purchased as	yet be purchased
Period	purchased	per share	part of the plan	under the plan
January 1-31, 2007	340,820	$64.61	340,820	$275,841,629
March 1-31, 2007	378,484	69.13	378,484	249,678,608
Total	719,304	$66.99	719,304	$249,678,608

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)         The annual meeting of stockholders was held on April 24, 2007.

(b)        The following persons were elected to serve as directors:

Class III - Term Expiring in 2010

Alison J. Carnwath

Robert T. Parry

Harold A. Wagner

Other persons whose term of office as a director continued after the meeting:

Class I - Term Expiring in 2008

John M. Fluke, Jr.

Stephen F. Page

Michael A. Tembreull

Class II - Term Expiring in 2009

James C. Pigott

Mark C. Pigott

William G. Reed, Jr.

Charles R. Williamson

(c)         Following is a brief description and vote count of all items voted on at the annual meeting:

ITEM NO. 1: ELECTION OF DIRECTORS

Directors were elected with the following vote:

	Shares Voted	Shares	Broker
	“For”	“Withheld”	Nonvotes
Alison J. Carnwath	224,759,644	2,877,378	—
Robert T. Parry	225,027,308	2,609,714	—
Harold A. Wagner	222,890,883	4,746,139	—

ITEM NO. 2: STOCKHOLDER PROPOSAL REGARDING THE SHAREHOLDER RIGHTS PLAN

Item No. 2 was not approved with the following vote:

Shares Voted	Shares Voted		Broker
“For”	“Against”	Abstentions	Nonvotes
91,009,113	117,750,366	2,188,921	16,688,622

ITEM NO. 3: STOCKHOLDER PROPOSAL REGARDING A DIRECTOR VOTE THRESHOLD

Item No. 3 was not approved with the following vote:

Shares Voted	Shares Voted		Broker
“For”	“Against”	Abstentions	Nonvotes
87,414,091	121,274,131	2,260,178	16,688,622

(d)        None

ITEM 6.                    EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)
Date	May 4, 2007	By	/s/ M. T. Barkley
M. T. Barkley
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

(c)                      Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of June 19, 1989 between PACCAR Financial Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of PACCAR Financial Corp.’s Annual Report on Form 10-K dated March 26, 1984, File Number 001-11677 and Exhibit 4.2 of PACCAR Financial Corp.’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434), and the Agreement of Resignation, Appointment and Acceptance, dated as of October 31, 2006 (incorporated by reference to PACCAR Financial Corp.’s Form 8-K dated November 3, 2006).

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

Exhibit (in order of assigned index numbers)

10                        Material contracts:

(a)                      PACCAR Inc Amended and Restated Supplemental Retirement Plan (incorporated by reference to Exhibit (10)(a) of the Annual Report on Form 10-K for the year ended December 31, 2006).

(b)                     Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004) (incorporated by reference to Exhibit (10)(b) of the Annual Report on Form 10-K for the year ended December 31, 2005).

(c)                      Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Exhibit (10)(c) of the Annual Report on Form 10-K for the year ended December 31, 2006).

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

(l)                         PACCAR Inc Savings Investment Plan, Amendment and Restatement Effective January 1, 2006.

Exhibit (in order of assigned index numbers)

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