Form 10-Q
period 2007-06-30
PACCAR INC
filed 2007-08-03
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Common Stock, $1 par value—248,585,822 shares as of June 30, 2007

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
TRUCK AND OTHER:
Net sales and revenues	$3,429.4	$3,936.6	$7,149.9	$7,575.8

Cost of sales and revenues	2,970.7	3,353.9	6,143.4	6,452.8
Selling, general and administrative	120.3	112.6	240.4	222.2
Interest and other (income) expense, net	.9	.2	(21.5)	.6
	3,091.9	3,466.7	6,362.3	6,675.6
Truck and Other Income Before Income Taxes	337.5	469.9	787.6	900.2

FINANCIAL SERVICES:
Revenues	286.8	231.4	550.8	443.9

Interest and other	180.5	138.9	346.7	266.8
Selling, general and administrative	28.4	23.4	52.9	46.6
Provision for losses on receivables	9.0	9.4	16.7	16.0
	217.9	171.7	416.3	329.4
Financial Services Income Before Income Taxes	68.9	59.7	134.5	114.5

Investment income	23.7	18.6	45.7	34.2
Total Income Before Income Taxes	430.1	548.2	967.8	1,048.9

Income taxes	131.8	178.3	303.9	337.0
Net Income	$298.3	$369.9	$663.9	$711.9

Net Income Per Share:
Basic	$1.20	$1.48	$2.67	$2.83
Diluted	$1.19	$1.47	$2.65	$2.82
Weighted Average Common Shares Outstanding:
Basic	248.7	250.1	248.7	251.2
Diluted	250.2	251.4	250.1	252.5
Dividends declared per share	$.25	$.20	$.45	$.37

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30	December 31
ASSETS	2007	2006*
	(Millions of Dollars)
	(Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,369.7	$1,806.3
Trade and other receivables, net	784.7	665.0
Marketable debt securities	1,066.0	821.7
Inventories	566.4	693.7
Deferred taxes and other current assets	200.3	212.8
Total Truck and Other Current Assets	3,987.1	4,199.5
Equipment on operating leases, net	429.2	418.2
Property, plant and equipment, net	1,392.3	1,347.2
Other noncurrent assets	332.4	331.3
Total Truck and Other Assets	6,141.0	6,296.2

FINANCIAL SERVICES:
Cash and cash equivalents	44.5	46.2
Finance and other receivables, net	8,884.6	8,542.7
Equipment on operating leases, net	1,102.2	1,033.1
Other assets	291.8	189.2
Total Financial Services Assets	10,323.1	9,811.2
	$16,464.1	$16,107.4

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

	June 30	December 31
LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006*
	(Millions of Dollars)
	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$2,183.2	$2,240.5
Dividend payable		497.0
Total Truck and Other Current Liabilities	2,183.2	2,737.5
Long-term debt	22.1	20.2
Residual value guarantees and deferred revenues	491.9	477.5
Deferred taxes and other liabilities	400.4	383.7
Total Truck and Other Liabilities	3,097.6	3,618.9
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	239.6	243.2
Commercial paper and bank loans	4,309.2	4,222.6
Term debt	3,190.1	3,037.2
Deferred taxes and other liabilities	534.7	529.3
Total Financial Services Liabilities	8,273.6	8,032.3
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 400.0 million shares, 249.3 million shares issued	249.3	248.5
Additional paid-in capital	63.4	27.5
Treasury stock - at cost - .752 million shares	(50.3)	(2.1)
Retained earnings	4,577.9	4,026.1
Accumulated other comprehensive income	252.6	156.2
Total Stockholders’ Equity	5,092.9	4,456.2
	$16,464.1	$16,107.4

*     The December 31, 2006 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

Six Months Ended June 30	2007	2006

OPERATING ACTIVITIES:

Net income	$663.9	$711.9
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	92.8	76.4
Equipment on operating leases and other	154.4	131.8
Provision for losses on financial services receivables	16.7	16.0
Gain on sale of property	(21.7)
Other	3.5	9.2
Change in operating assets and liabilities:
Wholesale receivables on new trucks	58.4	34.8
Sales-type finance leases and dealer direct loans on new trucks	37.3	(32.0)
Other	(22.7)	(12.6)
Net Cash Provided by Operating Activities	982.6	935.5

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(1,610.2)	(1,590.4)
Collections on retail loans and direct financing leases	1,302.0	1,223.6
Marketable securities purchases	(905.2)	(886.8)
Marketable securities maturities and sales	660.9	664.9
Acquisition of property, plant and equipment	(118.7)	(111.8)
Acquisition of equipment for operating leases	(321.1)	(260.2)
Proceeds from asset disposals	106.3	85.0
Other	(16.1)	(1.1)
Net Cash Used in Investing Activities	(902.1)	(876.8)

FINANCING ACTIVITIES:
Cash dividends paid	(608.9)	(430.8)
Purchase of treasury stock	(49.1)	(251.4)
Stock compensation transactions	29.2	29.0
Net decrease in commercial paper and bank loans	(30.9)	(157.1)
Proceeds from term debt	292.8	1,117.0
Payment of term debt	(174.1)	(745.3)
Net Cash Used in Financing Activities	(541.0)	(438.6)
Effect of exchange rate changes on cash	22.2	39.7
Net Decrease in Cash and Cash Equivalents	(438.3)	(340.2)
Cash and cash equivalents at beginning of period	1,852.5	1,698.9
Cash and cash equivalents at end of period	$1,414.2	$1,358.7

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions Except Share Amounts)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

PACCAR paid a 50% common stock dividend to stockholders in August 2006. All share and per share figures presented are adjusted for the effects of the dividend.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the 2007 presentation.

NOTE B—Inventories

	June 30	December 31
	2007	2006
Inventories at cost:
Finished products	$400.2	$365.4
Work in process and raw materials	311.0	472.1
	711.2	837.5
Less LIFO reserve	(144.8)	(143.8)

	$566.4	$693.7

Under the LIFO method of accounting (used for approximately 38% of June 30, 2007, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE C—Finance Receivables

	June 30 2007	December 31 2006

Loans	$4,425.7	$4,226.7
Retail direct financing leases	2,574.5	2,322.1
Sales-type finance leases	904.2	909.2
Dealer wholesale financing	1,515.7	1,562.6
Interest and other receivables	105.1	112.1
Unearned interest:
Finance leases	(458.0)	(421.0)
	9,067.2	8,711.7
Less allowance for losses	(182.6)	(169.0)
	$8,884.6	$8,542.7

NOTE D—Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and deferred revenue and accrued costs associated with optional extended warranty and repair and maintenance contracts. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

	2007	2006
Beginning balance, January 1	$458.3	$391.5
Cost accruals and revenue deferrals	157.2	146.5
Payments and revenue recognized	(165.9)	(127.6)
Currency translation	8.5	18.5
Ending balance, June 30	$458.1	$428.9

NOTE E—Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, were as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006
Net income	$298.3	$369.9	$663.9	$711.9
Other comprehensive income:
Foreign currency translation gains	76.7	70.6	88.0	92.4
Derivative contracts increase	14.8	3.5	9.2	17.8
Marketable securities decrease	(2.5)	(1.0)	(2.8)	(2.7)
Employee benefit plans, net	(.2)		2.0

Net other comprehensive income	88.8	73.1	96.4	107.5
Comprehensive Income	$387.1	$443.0	$760.3	$819.4

Total comprehensive income decreased for the three and six month periods ended June 30, 2007 compared to the corresponding periods in 2006, due primarily to lower net income. Foreign currency translation adjustments in 2007 and 2006 resulted from changes in the value of foreign currencies, particularly the euro and Canadian dollar, relative to the U.S. dollar.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income was comprised of the following:

	June 30 2007	December 31 2006

Foreign currency translation gains	$392.7	$304.7
Net unrealized gains on derivative contracts	26.8	17.6
Net unrealized investment losses	(4.1)	(1.3)
Employee benefit plans	(162.8)	(164.8)
Total accumulated other comprehensive income	$252.6	$156.2

Other Capital Stock Changes

In the six months ended June 30, 2007, PACCAR issued 838,636 additional common shares under deferred and stock compensation arrangements.

Realized tax benefits of $12.9 in 2007 and $11.4 in 2006 related to the excess of deductible amounts over the compensation cost recognized have been classified as financing activities in the accompanying consolidated statements of cash flows.

Diluted Earnings Per Share

The following table shows the additional amounts added to weighted average basic shares outstanding to calculate diluted earnings per share.  These amounts primarily represent the dilutive effect of stock options. Antidilutive shares are excluded from the diluted earnings per share calculation and are shown separately in the table below.

	Three Months Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006
Additional shares	1,494,100	1,309,200	1,469,800	1,374,500
Excluded antidilutive shares	—	1,226,200	542,300	1,231,500

NOTE F—Segment Information

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net sales and revenues:
Truck
Total	$3,499.0	$3,980.6	$7,272.0	$7,718.9
Less intersegment	(114.4)	(76.3)	(210.3)	(205.6)
External customers	3,384.6	3,904.3	7,061.7	7,513.3
All other	44.8	32.3	88.2	62.5
	3,429.4	3,936.6	7,149.9	7,575.8
Financial Services	286.8	231.4	550.8	443.9
	$3,716.2	$4,168.0	$7,700.7	$8,019.7

Income before income taxes:
Truck	$329.9	$468.5	$753.1	$896.6
All other	7.6	1.4	34.5	3.6
	337.5	469.9	787.6	900.2
Financial Services	68.9	59.7	134.5	114.5
Investment income	23.7	18.6	45.7	34.2
	$430.1	$548.2	$967.8	$1,048.9

Included in “All other” are PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense. For the six months ended June 30, 2007, “All other” income before income taxes included a $21.7 gain on sale of property in the United Kingdom.

NOTE G—Income Taxes

Adoption of FIN 48

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective January 1, 2007 with no effect on the Company’s consolidated financial statements.  As of the date of adoption, the Company had $29.3 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized.  The Company does not currently anticipate that any significant increase or decrease to these unrecognized tax benefits will be recorded during the next 12 months.  The Company is not currently under examination by the U.S. Internal Revenue Service and has completed examinations for all years through 2003. Open tax years for other major jurisdictions, including The Netherlands, United Kingdom, Canada, Mexico and Australia, range from 2001 to 2006. Tax interest and penalties are classified as income taxes in the accompanying statements of income and were insignificant for all periods presented.

NOTE H—Employee Benefit Plans

PACCAR has several defined benefit pension plans, which cover a majority of its employees.  The Company also provides coverage of approximately 50% of medical costs for the majority of its U.S. employees from retirement until age 65.

The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Components of Pension Expense:
Service cost	$12.3	$13.3	$24.8	$24.9
Interest on projected benefit obligation	16.9	15.7	33.4	29.9
Expected return on assets	(22.3)	(19.4)	(43.9)	(37.1)
Curtailment charge	.8		3.6
Amortization of:
Actuarial loss	2.1	3.4	4.0	6.0
Prior service costs	.7	1.0	1.6	2.0
Net pension expense	$10.5	$14.0	$23.5	$25.7

During the first six months of 2007, the Company contributed $5.2 to its pension plans. The curtailment charge in 2007 related to a production workforce reduction in the United States.

The following information details the components of net retiree expense for the Company’s unfunded postretirement medical and life insurance plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Components of Retiree Expense:
Service cost	$1.2	$1.0	$2.6	$1.9
Interest cost	1.3	1.0	2.6	2.1
Amortization of:
Actuarial loss	.3	.3	.6	.6
Net initial obligation	.1	.1	.2	.2
Net retiree expense	$2.9	$2.4	$6.0	$4.8

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Second quarter net sales and revenues were $3.72 billion compared to $4.17 billion in the second quarter of 2006.  Second quarter net income of $298.3 million ($1.19 per share diluted) was down from the $369.9 million ($1.47 per share diluted) earned in 2006. First half net sales and revenues were $7.70 billion compared to $8.02 billion in the first half of 2006. First half net income was $663.9 million compared to $711.9 million earned in the year-earlier period.

Second quarter Truck segment net sales were $3.38 billion compared to $3.90 billion in the second quarter of 2006. First half Truck segment net sales in 2007 were $7.06 billion compared to $7.51 billion in the first half of 2006. Truck segment income before taxes was $329.9 million in the second quarter of 2007 compared to $468.5 million earned in the second quarter of 2006. First half 2007 income before taxes was $753.1 million compared to $896.6 million earned in the first half of 2006.  The translation effect of stronger foreign currencies, primarily the euro, increased second quarter 2007 sales and income before taxes by $87.3 million and $12.5 million, respectively. For the first half, the impact of foreign currencies increased 2007 sales and income before taxes by $186.4 million and $30.4 million compared to the year-earlier periods in 2006.

Truck segment results in the second quarter and first half of 2007 reflected the impact of lower new-truck market demand in the U.S. and Canada, partially offset by increased truck demand in Europe, Mexico and Australia and higher aftermarket parts sales worldwide. Lower overall truck production and higher spending on new product development resulted in gross margins of 13.4% and 14.1% in the second quarter and first half, respectively, compared to 14.8% in the comparable periods in 2006.

Truck demand in the U.S. and Canadian truck markets has continued at low levels, as anticipated, as the ‘prebuy’ experienced in the second half of 2006 dampens the market for new model vehicles. The Company expects industry Class 8 heavy-duty retail sales to be in the range of 180,000 to 210,000 units for 2007 compared to a record 322,500 units in 2006. PACCAR’s Peterbilt and Kenworth truck divisions in the U.S. and Canada have adjusted production levels accordingly.

In Western Europe, industry sales in the above 15 tonne truck market are strong and could be in the range of 265,000 to 280,000 units for 2007 compared to a record 268,500 in 2006. PACCAR’s DAF truck operations in Europe are also benefiting from strong growth in Central and Eastern Europe. Truck demand in Australia, Mexico and other international markets is at record levels.

Selling, general and administrative (SG&A) expense increased to $120.3 million and $240.4 million in the second quarter and first half of 2007, respectively, to support higher sales in Europe, Mexico and Australia, partially offset by lower spending in North American truck operations.

Financial Services segment revenues increased 24% in both the second quarter and first half of 2007 to $286.8 million and $550.8 million, respectively, compared to the same periods in the prior year due to higher portfolio levels and interest rates. Financial Services income before income taxes for the second quarter increased 15% to $68.9 million compared to $59.7 million earned in 2006. First half pretax income increased 17% to $134.5 million from $114.5 million in 2006. The improvement was due primarily to higher finance gross profit from higher portfolio balances.

The effective tax rate was 30.6% and 31.4% for the second quarter and first half of 2007 compared to 32.5% and 32.1% for the second quarter and first half of 2006.  The lower effective tax rate in 2007 reflects a higher proportion of income from foreign operations.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s Truck and Other working capital (current assets minus current liabilities) increased $341.9 million during the first half of 2007. Truck and Other cash and marketable debt securities decreased in the first half of 2007 by $192.3 million to $2.44 billion.

Cash provided by operations was $982.6 million in the first half of 2007 compared to $935.5 million in the first half of 2006. The increase in cash provided by operations resulted from higher depreciation and changes in net operating assets and liabilities, which more than offset the decline in net income. During the first half of 2007, in addition to dividend payments, the Company used cash to purchase marketable securities, fund finance receivables and equipment on operating leases in excess of net borrowings, make capital additions and repurchase PACCAR common stock.

At June 30, 2007, PACCAR’s European finance subsidiary, PACCAR Financial Europe (PFE), had €438.7 million available for issuance under a €1.2 billion medium term-note program registered with the London Stock Exchange under a prospectus filed on June 29, 2007.

At the end of June 2007, the Company had lines of credit arrangements of $2.51 billion. The unused portion of these credit lines was $2.47 billion and is primarily maintained to provide backup liquidity for commercial paper borrowings of the financial services companies.  Included in these arrangements were $2.20 billion of committed bank facilities, of which $1.20 billion matures in June 2008 and $1.00 billion matures in 2012.

Other information on liquidity and capital resources as presented in the 2006 Annual Report to Stockholders continues to be relevant.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended June 30, 2007. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2006 Annual Report on Form 10-K.

ITEM 4.       CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. The Company is implementing a new global treasury system which supports debt, cash and risk management processes and was used to produce certain information contained in this quarterly report. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.    CONTROLS AND PROCEDURES

Not applicable.

PART II—OTHER INFORMATION

For Items 1, 2, 3 and 5, there was no reportable information for any of the three months ended June 30, 2007.

ITEM 1A.    RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2006 Annual Report on Form 10-K.  There have been no material changes in the Company’s risk factors during the three months ended June 30, 2007.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

ITEM 6.       EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	August 3, 2007	By	/s/ M. T. Barkley
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

(l)

PACCAR Inc Savings Investment Plan, Amendment and Restatement Effective January 1, 2006 (incorporated by reference as Exhibit (10)(l) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Exhibit (in order of assigned index numbers)

	(m)	Deferred Compensation Plan (incorporated by reference as Exhibit 99.1 of Form 8-K dated September 12, 2006 and filed September 15, 2006).

(n)

Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities (incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed May 16, 2007).

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