Form 10-Q
period 2007-09-30
PACCAR INC
filed 2007-11-02
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Common Stock, $1 par value - 368,326,863 shares as of September 30, 2007

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
TRUCK AND OTHER:
Net sales and revenues	$3,448.5	$3,959.2	$10,598.4	$11,535.0

Cost of sales and revenues	2,998.4	3,364.9	9,141.8	9,817.7
Selling, general and administrative	122.6	111.6	363.0	333.8
Interest and other (income) expense, net	(.1)	.7	(21.6)	1.3
	3,120.9	3,477.2	9,483.2	10,152.8
Truck and Other Income Before Income Taxes	327.6	482.0	1,115.2	1,382.2

FINANCIAL SERVICES:
Revenues	313.2	246.2	864.0	690.1
Interest and other	201.4	148.9	548.1	415.7
Selling, general and administrative	29.0	24.3	81.9	70.9
Provision for losses on receivables	9.4	6.3	26.1	22.3
	239.8	179.5	656.1	508.9
Financial Services Income Before Income Taxes	73.4	66.7	207.9	181.2

Investment income	24.1	21.7	69.8	55.9
Total Income Before Income Taxes	425.1	570.4	1,392.9	1,619.3
Income taxes	122.8	166.8	426.7	503.8
Net Income	$302.3	$403.6	$966.2	$1,115.5

Net Income Per Share:
Basic	$.82	$1.08	$2.60	$2.97
Diluted	$.81	$1.07	$2.58	$2.95

Weighted Average Common Shares Outstanding:
Basic	370.4	373.9	372.1	375.8
Diluted	372.6	375.9	374.3	377.8
Dividends declared per share	$.18	$.13	$.48	$.38

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	September 30	December 31
	2007	2006*
	(Millions of Dollars)
	(Unaudited)
ASSETS
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,513.4	$1,806.3
Trade and other receivables, net	746.8	665.0
Marketable debt securities	823.9	821.7
Inventories	659.9	693.7
Deferred taxes and other current assets	212.9	212.8
Total Truck and Other Current Assets	3,956.9	4,199.5
Equipment on operating leases, net	493.0	418.2
Property, plant and equipment, net	1,483.9	1,347.2
Other noncurrent assets	376.4	331.3
Total Truck and Other Assets	6,310.2	6,296.2

FINANCIAL SERVICES:
Cash and cash equivalents	85.2	46.2
Finance and other receivables, net	9,151.5	8,542.7
Equipment on operating leases, net	1,214.0	1,033.1
Other assets	253.9	189.2
Total Financial Services Assets	10,704.6	9,811.2
	$17,014.8	$16,107.4

	September 30	December 31
	2007	2006*
	(Millions of Dollars)
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$2,349.5	$2,240.5
Dividend payable		497.0
Total Truck and Other Current Liabilities	2,349.5	2,737.5
Long-term debt	24.0	20.2
Residual value guarantees and deferred revenues	528.8	477.5
Deferred taxes and other liabilities	400.5	383.7
Total Truck and Other Liabilities	3,302.8	3,618.9
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	267.5	243.2
Commercial paper and bank loans	4,315.6	4,222.6
Term debt	3,384.0	3,037.2
Deferred taxes and other liabilities	549.1	529.3
Total Financial Services Liabilities	8,516.2	8,032.3
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 400.0 million shares, 368.3 million shares issued	368.3	248.5
Additional paid-in capital	33.5	27.5
Treasury stock - at cost		(2.1)
Retained earnings	4,433.5	4,026.1
Accumulated other comprehensive income	360.5	156.2
Total Stockholders’ Equity	5,195.8	4,456.2
	$17,014.8	$16,107.4

*     The December 31, 2006 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions of Dollars)

Nine Months Ended September 30	2007	2006
OPERATING ACTIVITIES:
Net income	$966.2	$1,115.5
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	142.2	118.1
Equipment on operating leases and other	235.7	203.3
Provision for losses on financial services receivables	26.1	22.3
Gain on sale of property	(21.7)
Other, net	(.1)	2.2
Change in operating assets and liabilities:
Wholesale receivables on new trucks	(34.2)	(68.2)
Sales-type finance leases and dealer direct loans on new trucks	48.5	(88.4)
Other, net	96.5	(3.7)
Net Cash Provided by Operating Activities	1,459.2	1,301.1

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(2,382.8)	(2,414.4)
Collections on retail loans and direct financing leases	2,073.8	1,932.2
Marketable securities purchased	(1,149.8)	(1,238.1)
Marketable securities maturities and sales	1,159.3	1,004.1
Acquisition of property, plant and equipment	(218.1)	(187.9)
Acquisition of equipment on operating leases	(556.6)	(428.5)
Proceeds from asset disposals	161.3	117.7
Other, net	(50.4)	(6.4)
Net Cash Used in Investing Activities	(963.3)	(1,221.3)

FINANCING ACTIVITIES:
Cash dividends paid	(670.4)	(480.7)
Purchase of treasury stock	(298.8)	(310.8)
Stock compensation transactions	30.1	31.7
Net (decrease) increase in commercial paper and bank loans	(147.4)	75.2
Proceeds from term debt	537.6	1,565.8
Payment of term debt	(280.5)	(1,093.6)

Net Cash Used in Financing Activities	(829.4)	(212.4)
Effect of exchange rate changes on cash	79.6	42.6

Net Decrease in Cash and Cash Equivalents	(253.9)	(90.0)
Cash and cash equivalents at beginning of period	1,852.5	1,698.9
Cash and cash equivalents at end of period	$1,598.6	$1,608.9

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)            (Millions Except Share Amounts)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

PACCAR declared a 50% common stock dividend in September 2007, payable to stockholders in October. All share and per share figures are adjusted for the effects of the dividend.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the 2007 presentation.

NOTE B—Inventories

	September 30	December 31
	2007	2006
Inventories at cost:
Finished products	$457.6	$365.4
Work in process and raw materials	350.6	472.1
	808.2	837.5
Less LIFO reserve	(148.3)	(143.8)
	$659.9	$693.7

Under the LIFO method of accounting (used for approximately 38% of September 30, 2007, inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, the Company’s interim valuations are based on management’s estimates of year-end amounts.

NOTE C—Finance Receivables

	September 30	December 31
	2007	2006
Loans	$4,413.7	$4,226.7
Retail direct financing leases	2,732.9	2,322.1
Sales-type finance leases	892.7	909.2
Dealer wholesale financing	1,656.8	1,562.6
Interest and other receivables	126.7	112.1
Unearned interest:
Finance leases	(483.6)	(421.0)
	9,339.2	8,711.7
Less allowance for losses	(187.7)	(169.0)
	$9,151.5	$8,542.7

NOTE D—Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and deferred revenue and accrued costs associated with optional extended warranty and repair and maintenance contracts. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

	2007	2006
Beginning balance, January 1	$458.3	$391.5
Cost accruals and revenue deferrals	239.7	227.3
Payments and revenue recognized	(252.2)	(190.2)
Translation	25.6	21.5
Ending balance, September 30	$471.4	$450.1

NOTE E—Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective January 1, 2007 with no effect on the Company’s consolidated financial statements. As of the date of adoption, the Company had $29.3 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company does not currently anticipate any significant changes to these unrecognized tax benefits during the next 12 months. The Company is not currently under examination by the U.S. Internal Revenue Service and has completed examinations for all years through 2003. Open tax years for other major jurisdictions, including The Netherlands, United Kingdom, Canada, Mexico and Australia, range from 2001 to 2006. Tax interest and penalties are classified as income taxes in the accompanying statements of income and were insignificant for all periods presented.

In the third quarter of 2007, PACCAR recognized an $8.3 benefit arising in the United Kingdom from higher expected utilization of net operating loss carryforwards. Income taxes for the three and nine months ended September 30, 2006 were reduced $10.0 following the final calculation of taxes related to repatriation of 2005 foreign earnings.

NOTE F—Employee Benefit Plans

PACCAR has several defined benefit pension plans, which cover a majority of its employees. The Company also provides coverage of approximately 50% of medical costs for the majority of its U.S. employees from retirement until age 65.

The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Components of Pension Expense:
Service cost	$12.4	$12.6	$37.2	$37.5
Interest on projected benefit obligation	17.2	15.2	50.6	45.1
Expected return on assets	(22.1)	(19.4)	(66.0)	(56.5)
Curtailment charge			3.6
Amortization of:
Actuarial loss	2.0	3.1	6.0	9.1
Prior service costs	.8	1.1	2.4	3.1
Net pension expense	$10.3	$12.6	$33.8	$38.3

During the first nine months of 2007, the Company contributed $8.2 to its pension plans. The curtailment charge in 2007 related to a production workforce reduction in the United States.

The following information details the components of net retiree expense for the Company’s unfunded postretirement medical and life insurance plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Components of Retiree Expense:
Service cost	$1.1	$2.1	$3.7	$4.0
Interest cost	1.3	1.5	3.9	3.6
Amortization of:
Actuarial loss	.2	.5	.7	1.1
Prior service cost		.1	.1	.1
Net initial obligation	.1	.2	.3	.4
Net retiree expense	$2.7	$4.4	$8.7	$9.2

NOTE G—Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net income	$302.3	$403.6	$966.2	$1,115.5
Other comprehensive income (loss):
Foreign currency translation gains	124.3	12.7	212.3	105.1
Derivative contracts decrease	(19.9)	(22.7)	(10.7)	(4.9)
Marketable securities increase	3.5	2.7	.7
Employee benefit plans amortization			2.0
Net other comprehensive income (loss)	107.9	(7.3)	204.3	100.2
Comprehensive income	$410.2	$396.3	$1,170.5	$1,215.7

Net other comprehensive income increased for the three and nine month periods ended September 30, 2007 compared to the corresponding periods in 2006 due primarily to foreign currency translation gains. Foreign currency translation changes for the third quarter and first nine months of 2007 are attributable primarily to fluctuations in the value of the U.S. dollar relative to the euro and Canadian dollar.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income was comprised of the following:

	September 30	December 31
	2007	2006
Foreign currency translation gains	$517.0	$304.7
Net unrealized gain on derivative contracts	6.9	17.6
Net unrealized investment loss	(.6)	(1.3)
Employee benefit plans	(162.8)	(164.8)
Total accumulated other comprehensive income	$360.5	$156.2

Other Capital Stock Changes

Realized tax benefits for stock-based compensation related to the excess of deductible amounts over compensation costs recognized amounted to $13.3 and $12.5 for the first nine months of 2007 and 2006, respectively, and have been classified as financing activities in the accompanying consolidated statements of cash flows.

In September 2007, PACCAR retired all of its common shares held as treasury stock. In September 2007, PACCAR declared a 50% common stock dividend to stockholders, payable on October 9, 2007 to stockholders of record as of September 25, 2007.

In the nine months ended September 30, 2007, PACCAR issued 1,286,509 additional common shares under terms of stock-based and deferred compensation arrangements.

Diluted Earnings Per Share

The following table shows the additional amounts added to weighted average basic shares outstanding to calculate diluted earnings per share. These amounts primarily represent the dilutive effect of stock options. Antidilutive options are excluded from the diluted earnings per share calculation and are shown separately in the table below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Additional shares	2,267,700	1,951,300	2,216,800	1,998,400
Antidilutive options	—	948,000	—	1,843,300

NOTE H—Segment Information

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net sales and revenues:
Truck
Total	$3,513.3	$4,037.4	$10,785.3	$11,756.3
Less intersegment	(113.2)	(115.1)	(323.5)	(320.7)
External customers	3,400.1	3,922.3	10,461.8	11,435.6
All other	48.4	36.9	136.6	99.4
	3,448.5	3,959.2	10,598.4	11,535.0
Financial Services	313.2	246.2	864.0	690.1
	$3,761.7	$4,205.4	$11,462.4	$12,225.1

Income before income taxes:
Truck	$317.6	$477.0	$1,070.7	$1,373.6
All other	10.0	5.0	44.5	8.6
	327.6	482.0	1,115.2	1,382.2
Financial Services	73.4	66.7	207.9	181.2
Investment income	24.1	21.7	69.8	55.9
	$425.1	$570.4	$1,392.9	$1,619.3

Included in “All other” are PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense. For the nine months ended September 30, 2007, “All other” income before income taxes included a $21.7 gain on sale of property in the United Kingdom.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Third quarter net sales and revenues were $3.76 billion compared to $4.21 billion in the third quarter of 2006. Third quarter net income of $302.3 million ($.81 per share diluted) was down from the $403.6 million ($1.07 per share diluted) earned in the third quarter of 2006. PACCAR’s net sales and revenues for the first nine months were $11.46 billion compared to $12.23 billion in 2006. Net income for the first nine months of 2007 was $966.2 million compared to $1,115.5 million earned in the year-earlier period. Net income for the third quarter and first nine months of 2007 included $8.3 million of tax benefits related to higher expected utilization of net operating loss carryforwards in the United Kingdom. Net income for the third quarter and first nine months of 2006 included a $10.0 million tax benefit resulting from the final calculation of taxes related to 2005 foreign earnings repatriation.

The translation effect of stronger foreign currencies, primarily the euro, increased third quarter 2007 net sales and revenues and income before taxes by $143.2 million and $23.9 million, respectively. For the first nine months, the impact of foreign currencies increased 2007 sales and revenues and income before taxes by $387.9 million and $64.8 million, respectively compared to the year-earlier periods in 2006.

Third quarter Truck segment net sales and revenues were $3.40 billion compared to $3.92 billion in the third quarter of 2006. For the first nine months, Truck segment net sales and revenues were $10.46 billion compared to $11.44 billion in 2006. Truck segment income before taxes for the third quarter was $317.6 million compared to $477.0 million earned in the third quarter of 2006. For the first nine months, Truck segment income before taxes was $1,070.7 million compared to $1,373.6 million earned in the first nine months of 2006.

Truck segment results in the third quarter and first nine months of 2007 reflected the impact of lower market demand for new trucks in the U.S. and Canada, partially offset by increased truck demand in Europe, Mexico and Australia and higher aftermarket parts sales worldwide. Lower overall truck production and higher spending on new product development resulted in gross margins of 13.1% and 13.7% in the third quarter and first nine months, respectively, compared to 15.0% for the third quarter and 14.9% year-to-date in 2006.

U.S. and Canadian truck market demand has remained at low levels as the ‘prebuy’ experienced in the second half of 2006 continues to dampen the market for new model vehicles. The Company expects industry Class 8 heavy-duty retail sales to be in the range of 175,000 to 185,000 units for 2007 compared to a record 322,500 units in 2006. PACCAR’s Peterbilt and Kenworth truck divisions in the U.S. and Canada have adjusted production levels accordingly.

In the 27 countries comprising the expanded European Union, industry sales in the above 15 tonne truck market remain strong and could reach 320,000 units for 2007 compared to 309,000 in 2006. PACCAR’s DAF truck operations in Europe are also benefiting from strong growth in Central and Eastern Europe. Truck sales in Australia, Mexico and other international markets are at record levels.

Selling, general and administrative (SG&A) expense increased $11.0 million for the third quarter and $29.2 million year-to-date due to expenses required to support higher sales in Europe, Mexico and Australia, partially offset by lower spending in North American truck operations.

Financial Services segment revenues increased over year-earlier levels to $313.2 million from $246.2 million for the quarter and to $864.0 million from $690.1 million for the first nine months due to higher portfolio levels and interest rates. Financial Services income before income taxes increased to a record $73.4 million in the third quarter of 2007 from $66.7 million earned in the third quarter of 2006. For the first nine months, segment pretax earnings increased to a record $207.9 million from $181.2 million in 2006. The improvement was due primarily to higher finance gross profit from higher portfolio balances.

Excluding the adjustments to the tax provisions in 2007 and 2006 as previously discussed, the effective tax rate was 30.8% for the third quarter and 31.2% for the first nine months of 2007 compared to 31.0% and 31.7% for the corresponding periods in 2006. The lower effective tax rate in 2007 reflects a higher proportion of income from foreign operations.

LIQUIDITY AND CAPITAL RESOURCES:

PACCAR’s Truck and Other working capital (current assets minus current liabilities) increased $145.4 million during the first nine months of 2007.

Cash provided by operations was $1,459.2 million in 2007 compared to $1,301.1 million in 2006. The increase in cash provided by operations resulted from higher depreciation and changes in net operating assets and liabilities, which more than offset the decline in net income. During the first nine months of 2007, in addition to dividend payments, the Company used cash to purchase marketable securities, fund finance receivables and equipment on operating leases in excess of net borrowings, make capital additions and repurchase PACCAR common stock.

At September 30, 2007, PACCAR’s European finance subsidiary, PACCAR Financial Europe (PFE), had €442.4 million available for issuance under a €1.2 billion medium-term note program registered with the London Stock Exchange in June 2007.

The Company had line of credit arrangements of $2.61 billion, of which $2.54 billion was unused at the end of September 2007. These arrangements are maintained primarily to provide backup liquidity for commercial paper borrowings of PACCAR’s financial services companies. Included in the lines of credit were $2.20 billion of committed bank facilities, of which $1.20 billion matures in June 2008 and the remainder in 2012. Effective November 1 2007, the Company increased the $1.20 billion committed bank facility to $1.70 billion.

During the third quarter PACCAR’s strong cash position and credit ratings enabled the Company to meet its funding requirements despite a decline in liquidity in certain foreign credit markets. PACCAR continues to believe its Financial Services companies will be able to fund receivables and service debt through internally generated funds as well as access to public and private debt markets at competitive rates. Other information on liquidity and capital resources as presented in the 2006 Annual Report to Stockholders continues to be relevant.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2007. For additional information, refer to Item 7A as presented in the 2006 Annual Report to Stockholders.

ITEM 4.              CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. The Company implemented a new global treasury system which supports debt, cash and a significant portion of risk management processes and was used to produce certain information contained in this quarterly report. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.    CONTROLS AND PROCEDURES

Not applicable.

PART II—OTHER INFORMATION

For Items 1, 3, 4 and 5, there was no reportable information for any of the three months ended September 30, 2007.

ITEM 1A.         RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as described in the 2006 Annual Report on Form 10-K. There have been no subsequent, material changes in the Company’s risk factors.

ITEM 2.                 UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for any of the three months ended September 30, 2007.

(c)               Issuer purchases of equity securities.

PACCAR’s plan to repurchase up to $300 million of the Company’s outstanding common stock was completed in the third quarter of 2007. The following are details of repurchases under this plan for the period covered by this report:

				(d) Approximate
	(a) Total		(c) Total number	dollar value of
	number of	(b) Average	of shares	shares that may
	shares	price paid	purchased as	yet be purchased
Period	purchased	per share	part of the plan	under the plan
July 1-31, 2007	1,350,000	$55.54	1,350,000	$174,703,152
August 1-31, 2007	3,229,849	$54.09	3,229,849
Total	4,579,849	$54.52	4,579,849

Amounts reported above are adjusted for the effect of the September 2007 stock dividend.

ITEM 6.            EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	November 2, 2007	By	/s/ M. T. Barkley
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

(l)                  PACCAR Inc Savings Investment Plan, Amendment and Restatement Effective January 1, 2006 (incorporated by reference as Exhibit (10)(l) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

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