Form 10-K
period 2007-12-31
PACCAR INC
filed 2008-02-27
CIK 75362

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007:

Common Stock, $1 par value – $ 20.7 billion

The number of shares outstanding of the registrant’s classes of common stock, as of January 31, 2008:

Common Stock, $1 par value – 366,674,322 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2007, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held on April 22, 2008, are incorporated by reference into Part III.

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

                (b) Financial Information About Industry Segments and Geographic Areas

                Information about the Company’s industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on page 49 of the Annual Report to Stockholders for the year ended December 31, 2007 and is incorporated herein by reference.

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

TRUCKS

                The Company and its subsidiaries design and manufacture heavy-duty diesel trucks which are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in four plants in the United States, three in Europe and one each in Australia, Canada and Mexico, are used world-wide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. The Company competes in the North American Class 5-7 markets primarily with conventional models.  These trucks are assembled at facilities in Ste. Therese, Canada and in Mexicali, Mexico, which are operated by the Company’s wholly owned subsidiaries located in those countries. The Company competes in the European light/medium (6 to 15 metric ton) market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of the Company’s wholly owned subsidiaries. Commercial trucks and related replacement parts comprise the largest segment of the Company’s business, accounting for 91% of total 2007 net sales and revenues.

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

                Raw materials and other components used in the manufacture of trucks are purchased from a number of suppliers. The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 4% of consolidated revenues in 2007. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would either require the Company to contract for an alternative source of supply or to manufacture cabs itself. Other than these components, the Company is not limited to any single source for any significant component, although the sudden inability of a supplier to deliver components could have a temporary adverse effect on production of certain products. No significant shortages of materials or components were experienced in 2007. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

                Replacement truck parts are sold and delivered to the Company’s independent dealers through the Company’s parts distribution network. Parts are both manufactured by the Company and purchased from various suppliers. Replacement parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. As a percentage of total consolidated net sales and revenues, parts sales were 15.0% in 2007, 11.8% in 2006, and 12.0% in 2005.

                There were three other principal competitors in the U.S. and Canada Class 8 truck market in 2007. The Company’s share of the U.S. and Canadian market was 26.4% of retail sales in 2007.  In Europe there were five other principal competitors in the commercial vehicle market in 2007, including parent companies to two competitors of the Company in the United States. In 2007, DAF had a 13.9% share of the Western and Central European heavy-duty market and a 8.3% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

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

                The Company had a total production backlog of $4.7 billion at the end of 2007. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90-day backlog approximated $2.2 billion at December 31, 2007, $2.7 billion at December 31, 2006 and $2.5 billion at December 31, 2005. Production of the year-end 2007 backlog is expected to be substantially completed during 2008.

OTHER BUSINESS

                The Truck and Other businesses include a division of the Company which manufactures industrial winches in two U.S. plants and markets them under the Braden, Carco, and Gearmatic nameplates. The markets for these products are highly competitive and the Company competes with a number of well established firms. Sales of industrial winches were approximately 1% of net sales and revenues in 2007, 2006 and 2005.

                The Braden, Carco, and Gearmatic trademarks and trade names are recognized internationally and play an important role in the marketing of those products.

FINANCIAL SERVICES

                In North America, Australia and 14 European countries, the Company provides financing and leasing arrangements, principally for its manufactured trucks, through wholly owned finance companies operating under the PACCAR Financial trade name. They provide inventory financing for independent dealers selling PACCAR products, and retail and lease financing for new and used trucks and other transportation equipment sold principally by its independent dealers. Receivables are secured by the products financed or leased.

                The Company also conducts full service leasing operations through wholly owned subsidiaries in North America and Germany under the PacLease trade name. Selected dealers in North America are franchised to provide full service leasing. The Company provides its franchisees equipment financing and administrative support. The Company also operates full service lease outlets on its own behalf.

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

EMPLOYEES

                On December 31, 2007, the Company had approximately 21,800 employees.

OTHER DISCLOSURES

                The Company’s filings on Form 10-K, 10-Q, and 8-K and any amendments to those reports can be found on the Company’s website www.paccar.com free of charge as soon as practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on the Company’s website is not incorporated by reference into this report.

ITEM 1A.                    RISK FACTORS.

                The following are significant risks which could negatively impact the Company’s financial condition or results of operations.

Business and Industry Risks

                The commercial truck market demand is variable.  Demand for commercial vehicles depends to some extent on economic and other conditions in a given market and the introduction of new vehicles and technologies.  The yearly demand for commercial vehicles may increase or decrease more than overall gross domestic product in markets the Company serves which are principally North America and Western Europe. Demand may also be affected by factors impacting new truck prices such as costs of raw materials and components and cost of compliance with governmental regulations (including tariffs, engine emissions regulations, import regulations and taxes).

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

                Substantially all the Company’s manufacturing facilities increased their capacity in 2007 compared to the prior year. The Company continuously invests in facilities, equipment and processes to provide manufacturing and warehouse capacity to meet its customers’ needs.

                Construction of PACCAR’s new engine production facility and technology center in Columbus, Mississippi began in July 2007 and is expected to be completed in late 2009.  PACCAR’s 12.9-liter and 9.2-liter diesel engines manufactured in Columbus will be installed in Kenworth and Peterbilt trucks and may be exported to meet DAF’s production requirements.

                The following summarizes the number of the Company’s manufacturing plants in operation by geographical location within indicated industry segments:

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                (a)            Market Information, Holders, Dividends, Securities Authorized for Issuance Under Equity Compensation Plans and Performance Graph

Data regarding Market Information, Holders and Dividends are included in the Annual Report to Stockholders for the year ended December 31, 2007, under the caption “Common Stock Market Prices and Dividends” and are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007, regarding compensation plans under which PACCAR equity securities are authorized for issuance.

	Number of		Securities
	Securities to be		Available for
	Issued on Exercise		Future Grant
	of Outstanding	Weighted-average	(Excluding Shares
	Options and	Exercise Price of	Reflected in
Plan Category	Other Rights	Outstanding Options	Column (1))
Stock compensation	(1)	(2)	(3)
Plans approved by
Shareholders	6,227,426	$23.79	19,539,278

All stock compensation plans have been approved by the shareholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 518,389 shares that represent deferred cash awards payable in stock. The weighted-average exercise price does not include the securities that represent deferred cash awards.

Securities available for future grant are authorized under the following two plans: (i) 18,576,640 shares under the LTI Plan, and (ii) 962,639 shares under the RSDC Plan.

Data regarding the Performance Graph are included in the Annual Report to Stockholders for the year ended December 31, 2007, under the caption “Stockholder Return Performance Graph” and are incorporated herein by reference.

                (b)           Use of Proceeds from Registered Securities

                                          Not applicable

                (c)            Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2007 PACCAR purchased, on the open market, 1,278,900 shares of its common stock at an average price of $48.28. These shares were purchased under a plan approved by the Board of Directors on October 29, 2007 to repurchase up to $300 million of PACCAR’s outstanding common stock.

ITEM 6.                             SELECTED FINANCIAL DATA.

                Information in response to Item 301 of Regulation S-K appears in the Annual Report to Stockholders for the year ended December 31, 2007 under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                Information in response to Item 303 of Regulation S-K appears in the Annual Report to Stockholders for the year ended December 31, 2007 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                Information in response to Item 305 of Regulation S-K appears in the Annual Report to Stockholders for the year ended December 31, 2007 under the caption “Market Risks and Derivative Instruments” and is incorporated herein by reference.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2007, are incorporated herein by reference:

Consolidated Statements of Income

— Years Ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets

— December 31, 2007 and 2006

Consolidated Statements of Cash Flows

— Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity

— Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

— December 31, 2007, 2006 and 2005

Information in response to Item 302(A) of Regulation S-K appears in the Annual Report to Stockholders for the year ended December 31, 2007 under the caption “Quarterly Results (Unaudited)” and is incorporated herein by reference.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.                    CONTROLS AND PROCEDURES.

                Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2007 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

                Management’s Report on Internal Control over Financial Reporting. Management’s Report on Internal Control over Financial Reporting on page 50 and Report of Independent Registered Public Accounting Firm on the Company’s Internal Controls on page 51 of the Annual Report to Stockholders for the year ended December 31, 2007, is incorporated herein by reference.

ITEM 9B.                    OTHER INFORMATION.

                Not applicable.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Item 401(a), (d), (e) and (h) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 22, 2008 and is incorporated herein by reference:

•                  Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

•                  Identification of the audit committee financial expert is included under the caption “AUDIT COMMITTEE REPORT.”

•                  Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”

Item 401(b) of Regulation S-K:

Executive Officers of the registrant as of February 23, 2008:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (54)	Chairman and Chief Executive Officer since 1997. Mr. Pigott is the nephew of James C. Pigott, a director of the Company.

Michael A. Tembreull (61)	Vice Chairman since 1995.

Thomas E. Plimpton (58)	President since 2003.

James G. Cardillo (59)	Executive Vice President; Senior Vice President from May 2004 to September 2006; previously President of DAF Trucks N.V. from July 1999 to May 2004.

Daniel D. Sobic (54)	Senior Vice President; Vice President of PACCAR and General Manager of Peterbilt from October 2003 to December 2006; Assistant General Manager of Peterbilt from June 1999 to October 2003.

Ronald E. Armstrong (52)	Senior Vice President; Vice President from January 2007 to November 2007; previously Vice President and Controller.

Michael T. Barkley (52)	Vice President and Controller; Operations Controller from January 2000 to December 2006.

David C. Anderson (54)	Vice President and General Counsel; Counsel from March to December 2004; previously Vice President, General Counsel and Corporate Secretary of Airborne Express, Inc.

Janice B. Skredsvig (47)

Vice President and Chief Information Officer; General Manager and Chief Information Officer from August to December 2004; Senior Director, Applications and Global Operations from January 2001 to August 2004.

Officers are elected annually but may be appointed or removed on interim dates.

Item 406 of Regulation S-K:

The Company has adopted a Code of Ethics applicable to the registrant’s senior financial officers including the Chief Executive Officer and Principal Financial Officer. The Company, in accordance with Item 406 of Regulation S-K, has posted this Code of Ethics on its website at www.paccar.com. The Company intends to disclose on its website any amendments to, or waivers from, its Code of Ethics that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission. The information on the Company’s website is not incorporated by reference into this report.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 22, 2008 and is incorporated herein by reference:

•                  Compensation of Directors is included under the caption “COMPENSATION OF DIRECTORS.”

•                  Compensation of Executive Officers and Related Matters is included under the caption “COMPENSATION OF EXECUTIVE OFFICERS.”

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                Stock ownership information is included under the caption “STOCK OWNERSHIP” in the proxy statement for the annual stockholders meeting of April 22, 2008 and is incorporated herein by reference.

                   Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 5 of this Form 10-K.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

                No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 2007. Information concerning director independence is included under the caption “BOARD GOVERNANCE” in the proxy statement for the annual stockholders meeting of April 22, 2008 and is incorporated herein by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                Principal accountant fees and services information is included under the caption “AUDIT COMMITTEE REPORT” in the proxy statement for the annual stockholders meeting of April 22, 2008 and is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)          (1)   Listing of financial statements

                                                The following consolidated financial statements of PACCAR Inc and subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2007, are incorporated by reference in Item 8:

                                                Consolidated Statements of Income

                                                — Years Ended December 31, 2007, 2006 and 2005

                                                Consolidated Balance Sheets

                                                — December 31, 2007 and 2006

                                                Consolidated Statements of Cash Flows

                                                — Years Ended December 31, 2007, 2006 and 2005

                                                Consolidated Statements of Stockholders’ Equity

                                                — Years Ended December 31, 2007, 2006 and 2005

                                                Consolidated Statements of Comprehensive Income

                                                — Years Ended December 31, 2007, 2006 and 2005

                                                Notes to Consolidated Financial Statements

                                                — December 31, 2007, 2006 and 2005

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

(f)                Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)          Material contracts

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

(c)              Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Exhibit 99.2 of Form 8-K dated and filed December 10, 2007).

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

(j)                 PACCAR Inc Long Term Incentive Plan, Amended Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 of Form 8-K dated January 30, 2008 and filed February 5, 2008).

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

(m)           Deferred Compensation Plan (incorporated by reference as Exhibit 99.1 of Form 8-K dated September 12, 2006 and filed September 15, 2006).

(n)             Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities (incorporated by reference as Exhibit 10.1 of Form 8-K filed May 16, 2007).

(13)          Annual report to security holders

Portions of the 2007 Annual Report to Stockholders have been incorporated by reference and are filed herewith.

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

PACCAR Inc
Registrant

Date:	February 27, 2008	/s/ M. C. Pigott
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

YEAR ENDED DECEMBER 31, 2007

PACCAR INC AND SUBSIDIARIES

BELLEVUE, WASHINGTON