Form 10-Q
period 2008-03-31
PACCAR INC
filed 2008-05-02
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Common Stock, $1 par value — 365,150,612 shares as of March 31, 2008

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Amounts)

Three Months Ended March 31	2008	2007
TRUCK AND OTHER:
Net sales and revenues	$3,621.0	$3,720.5

Cost of sales and revenues	3,079.3	3,135.3
Research and development	82.9	37.4
Selling, general and administrative	126.1	120.1
Interest and other expense (income), net	1.1	(22.4)
	3,289.4	3,270.4
Truck and Other Income Before Income Taxes	331.6	450.1

FINANCIAL SERVICES:
Revenues	317.4	264.0

Interest and other	203.6	166.2
Selling, general and administrative	29.1	24.5
Provision for losses on receivables	17.4	7.7
	250.1	198.4
Financial Services Income Before Income Taxes	67.3	65.6

Investment income	24.7	22.0
Total Income Before Income Taxes	423.6	537.7

Income taxes	131.3	172.1
Net Income	$292.3	$365.6

Net Income Per Share:
Basic	$.80	$.98
Diluted	$.79	$.97

Weighted Average Common Shares Outstanding:
Basic	366.5	373.0
Diluted	368.4	375.1

Dividends declared per share	$.18	$.13

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	March 31 2008	December 31 2007*
	(Millions of Dollars)
	(Unaudited)
ASSETS
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,666.7	$1,736.5
Trade and other receivables, net	750.4	570.0
Marketable debt securities	646.0	778.5
Inventories	705.4	628.3
Deferred taxes and other current assets	235.9	205.6
Total Truck and Other Current Assets	4,004.4	3,918.9
Equipment on operating leases, net	537.9	489.2
Property, plant and equipment, net	1,730.5	1,642.6
Other noncurrent assets	469.3	467.2
Total Truck and Other Assets	6,742.1	6,517.9

FINANCIAL SERVICES:
Cash and cash equivalents	72.9	121.6
Finance and other receivables, net	9,077.8	9,025.4
Equipment on operating leases, net	1,401.5	1,318.7
Other assets	284.5	244.6
Total Financial Services Assets	10,836.7	10,710.3
	$17,578.8	$17,228.2

	March 31 2008	December 31 2007*
	(Millions of Dollars)
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$2,464.9	$2,136.3
Dividend payable		367.1
Total Truck and Other Current Liabilities	2,464.9	2,503.4
Long-term debt	23.0	23.6
Residual value guarantees and deferred revenues	595.8	539.4
Deferred taxes and other liabilities	462.3	458.4
Total Truck and Other Liabilities	3,546.0	3,524.8
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	256.9	258.5
Commercial paper and bank loans	4,426.6	4,106.8
Term debt	3,532.3	3,745.4
Deferred taxes and other liabilities	615.9	579.6
Total Financial Services Liabilities	8,831.7	8,690.3
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 400.0 million shares, 368.9 million shares issued	368.9	368.4
Additional paid-in capital	47.5	37.7
Treasury stock - at cost - 3.7 million shares	(172.7)	(61.7)
Retained earnings	4,486.8	4,260.6
Accumulated other comprehensive income	470.6	408.1
Total Stockholders’ Equity	5,201.1	5,013.1
	$17,578.8	$17,228.2

*     The December 31, 2007 Consolidated Balance Sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31	2008	2007
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$292.3	$365.6
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	55.1	44.3
Equipment on operating leases and other	95.8	73.7
Provision for losses on financial services receivables	17.4	7.7
Gain on sale of property		(21.7)
Other, net	.6	(1.9)
Change in operating assets and liabilities:
Wholesale receivables on new trucks	(95.0)	(7.1)
Sales-type finance leases and dealer direct loans on new trucks	40.9	26.6
Other, net	(40.1)	(74.4)
Net Cash Provided by Operating Activities	367.0	412.8

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(630.9)	(778.9)
Collections on retail loans and direct financing leases	767.5	622.7
Marketable securities purchases	(177.1)	(531.9)
Marketable securities maturities and sales	325.7	337.4
Acquisition of property, plant and equipment	(86.8)	(39.5)
Acquisition of equipment on operating leases	(211.6)	(138.0)
Proceeds from asset disposals	48.3	64.0
Other, net	11.9	(.3)
Net Cash Provided by (Used in) Investing Activities	47.0	(464.5)

FINANCING ACTIVITIES:
Cash dividends paid	(433.0)	(546.7)
Purchase of treasury stock	(104.2)	(49.1)
Stock compensation transactions	6.9	21.2
Net increase in commercial paper and bank loans	220.3	308.0
Payments on term debt	(287.2)	(165.9)
Net Cash Used in Financing Activities	(597.2)	(432.5)
Effect of exchange rate changes on cash	64.7	6.9
Net Decrease in Cash and Cash Equivalents	(118.5)	(477.3)
Cash and cash equivalents at beginning of period	1,858.1	1,852.5
Cash and cash equivalents at end of period	$1,739.6	$1,375.2

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

PACCAR paid a 50% common stock dividend to stockholders in October 2007. All share and per share figures presented are adjusted for the effects of the dividend.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the 2008 presentation.

NOTE B—Inventories

	March 31 2008	December 31 2007

Inventories at cost:
Finished products	$445.6	$422.7
Work in process and raw materials	411.2	355.0
	856.8	777.7
Less LIFO reserve	(151.4)	(149.4)
	$705.4	$628.3

Under the LIFO method of accounting (used for approximately 39% of March 31, 2008 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE C—Finance and Other Receivables

	March 31	December 31
	2008	2007
Loans	$4,189.2	$4,325.9
Retail direct financing leases	2,904.4	2,816.7
Sales-type finance leases	859.6	908.1
Dealer wholesale financing	1,706.0	1,554.6
Interest and other receivables	112.1	108.9
Unearned interest:
Finance leases	(495.6)	(495.4)
	9,275.7	9,218.8
Less allowance for losses	(197.9)	(193.4)
	$9,077.8	$9,025.4

NOTE D—Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and accrued costs associated with optional extended warranty and repair and maintenance contracts. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

	2008	2007
Beginning balance, January 1	$483.3	$458.3
Cost accruals and revenue deferrals	86.2	65.5
Payments and revenue recognized	(88.7)	(76.0)
Currency translation	25.2	3.0
Ending balance, March 31	$506.0	$450.8

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE E—Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, are as follows:

Three Months Ended March 31	2008	2007
Net income	$292.3	$365.6
Other comprehensive income (loss):
Currency translation adjustment	94.0	11.3
Derivative contracts decrease	(34.7)	(5.6)
Marketable securities increase (decrease)	2.7	(.3)
Employee benefit plans amortization	.5	2.2
Net other comprehensive income	62.5	7.6
Comprehensive income	$354.8	$373.2

Accumulated Other Comprehensive Income

Accumulated other comprehensive income was comprised of the following:

	March 31	December 31
	2008	2007
Currency translation adjustment	$610.2	$516.2
Net unrealized loss on derivative contracts	(42.9)	(8.2)
Net unrealized investment gains	4.6	1.9
Employee benefit plans	(101.3)	(101.8)
Total accumulated other comprehensive income	$470.6	$408.1

The currency translation gains in 2008 and 2007 are primarily attributable to changes in the value of the U.S. dollar relative to the euro.  The unrealized net losses on derivative contracts in 2008 and 2007 are primarily due to a decrease in market interest rates.

Stock Compensation Plans

Stock-based compensation expense for the first quarter was $3.0 in 2008 and $3.8 in 2007.  Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $3.0 and $9.4 for the first three months of 2008 and 2007, respectively, and have been classified as a financing cash flow.

During the first quarter of 2008, PACCAR granted 734,284 employee stock options at a strike price of $45.74. The estimated aggregate fair value of the options granted was $6.3. The Company also awarded 240,770 shares of restricted stock with an aggregate fair value of $10.7 to employees and non-employee directors.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Other Capital Stock Changes

In the three months ended March 31, 2008, PACCAR issued 525,826 additional common shares under deferred and stock compensation arrangements.  PACCAR purchased 2,450,000 shares of its common stock at an average price of $45.28 per share during the first three months of 2008.

Diluted Earnings Per Share

The following table shows the additional amounts added to weighted average basic shares outstanding to calculate diluted earnings per share.  These amounts primarily represent the dilutive effect of stock options. Antidilutive options are excluded from the diluted earnings per share calculation and are shown separately in the table below.

Three Months Ended March 31	2008	2007
Additional shares:	1,920,400	2,171,600
Antidilutive options	1,509,100	814,600

NOTE F—Segment Information

Three Months Ended March 31	2008	2007
Net sales and revenues:
Truck
Total	$3,702.0	$3,773.0
Less intersegment	(118.7)	(95.9)
External customers	3,583.3	3,677.1
All other	37.7	43.4
	3,621.0	3,720.5
Financial Services	317.4	264.0
	$3,938.4	$3,984.5

Income before income taxes:
Truck	$335.3	$428.6
All other	(3.7)	21.5
	331.6	450.1
Financial Services	67.3	65.6
Investment income	24.7	22.0
	$423.6	$537.7

Included in ‘All other’ is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense.  In 2007, ‘All other’ income before income taxes included a $21.7 ($14.7 net of tax) gain on sale of property in the United Kingdom.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE G—Fair Value Measurements

Adoption of FAS 157

The Company adopted Statement No.157, Fair Value Measurements (FAS 157) effective January 1, 2008 with no effect on the financial statements.  FAS 157 defines fair value and establishes a three-level hierarchy for measuring fair value of certain financial instruments based on the source of information used to determine fair value.  FAS 157 also expands disclosures about fair value measurements.  The hierarchy of fair value measurements is described below.

Level 1 – Valuations are based on quoted prices that the Company has the ability to obtain in actively traded markets for identical assets or liabilities.  Since valuations are based on quoted prices that are readily and regularly available in an active market or exchange traded market, valuation of these instruments does not require a significant degree of judgment.

Level 2 – Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuations are based on model-based techniques for which some or all of the assumptions are obtained from indirect market information that is significant to the overall fair value measurement and which require a significant degree of management judgment.  The Company has no financial instruments requiring Level 3 valuation.

PACCAR’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 and include marketable debt securities and derivative contracts as follows:

At March 31, 2008	Level 1	Level 2	Total

Assets:
Marketable debt securities	$191.3	$454.7	$646.0
Foreign currency derivatives, net		30.9	30.9

Liabilities:
Interest rate derivatives, net		105.5	105.5

The Company’s marketable debt securities consist of municipal bonds, foreign government obligations and investment-grade corporate bonds.

The fair value of municipal bonds is estimated using recent transactions, market price quotations, and pricing models that consider, where applicable, interest rates and other observable market information.  These bonds are categorized as Level 2.

The fair value of foreign government obligations and foreign corporate bonds is based on quoted prices in active markets.  These are categorized as Level 1.

The Company’s derivative contracts consist of interest rate contracts and foreign currency exchange contracts.  These derivative contracts are over the counter and their fair value is determined using modeling techniques that include market inputs such as interest rates, yield curves and currency exchange rates. These contracts are categorized as Level 2.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE H—Employee Benefit Plans

PACCAR has several defined benefit pension plans, which cover a majority of its employees. The Company also provides coverage of approximately 50% of medical costs for the majority of its U.S. employees from retirement until age 65.

The following information details the components of net periodic pension cost for the Company’s defined benefit plans:

Three Months Ended March 31	2008	2007

Components of Pension Expense:
Service cost	$12.0	$12.5
Interest on projected benefit obligation	18.5	16.5
Expected return on assets	(23.6)	(21.6)
Amortization of prior service costs	.7	.9
Curtailment charge		2.8
Recognized actuarial loss	.4	1.9
Net pension expense	$8.0	$13.0

During the first quarter of 2008, the Company contributed $3.4 to its pension plans.

The following information details the components of net periodic retiree cost for the Company’s unfunded postretirement medical and life insurance plans:

Three Months Ended March 31	2008	2007

Components of Retiree Expense:
Service cost	$1.1	$1.4
Interest cost	1.4	1.3
Recognized actuarial loss	.1	.3
Recognized net initial obligation	.1	.1
Net retiree expense	$2.7	$3.1

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

First quarter 2008 total net sales and revenues of $3.94 billion were comparable to the $3.98 billion in the first quarter of 2007. First quarter 2008 net income was $292.3 million ($.79 per diluted share) compared to $365.6 million ($.97 per diluted share) in the first quarter of 2007. Included in the first quarter 2007 net income was a $14.7 million gain on sale of property in the United Kingdom.  The translation effect of stronger foreign currencies, primarily the euro, increased first quarter 2008 sales and revenues by $247.6 million and income before income taxes by $32.4 million compared to the first quarter of 2007.

Truck segment net sales and revenues decreased to $3.58 billion in the first quarter of 2008 from $3.68 billion in the first quarter of 2007 due to lower truck sales in North America, mitigated somewhat by higher truck sales in Europe.  Truck segment income before income taxes of $335.3 million decreased from $428.6 million in the prior year due to lower truck sales and margins in North America and higher research and development spending.    First quarter gross margins were 15.0% in 2008 and 15.7% in 2007.  Gross margins in 2008 were affected by the weak truck market in the U.S. and Canada, somewhat offset by stronger truck and parts demand in Europe.  Research and development spending increased to $82.9 million from $37.4 million in the prior year reflecting investments in new vehicle and engine development programs.

Truck retail sales in the U.S. and Canada were dampened by higher fuel prices, lower housing starts, and lower auto production in the first quarter of 2008.  Class 8 truck orders are being impacted as customers adjust their capacity due to lower freight demand and a slowing economy.   The Company expects industry Class 8 heavy-duty retail sales for the year to be in the range of 165,000 - 185,000 trucks.

Truck demand in Europe, particularly in Central and Eastern Europe, and international markets remains strong.  2008 industry sales in Europe in the above 15 tonne truck market are expected to be at a record of 340,000 - 360,000 units.

Selling, general and administrative expense (SG&A) increased $6.0 million compared to the first quarter of 2007 as a result of stronger foreign currencies.   As a percent of sales, SG&A increased to 3.5% from 3.2%.

Financial Services segment revenues increased to $317.4 million from $264.0 million last year.  Financial Services income before income taxes of $67.3 million in the first quarter of 2008 increased from $65.6 million earned in the first quarter of 2007, primarily due to higher finance margins resulting from portfolio growth in Europe, Mexico and Australia, somewhat offset by a higher provision for losses.   The provision for losses was $17.4 million in the first quarter of 2008 compared to $14.9 million in the fourth quarter of 2007 and $7.7 million in the first quarter last year.  The effects of the slowing economy and higher fuel prices in the U.S. and Canada are negatively impacting truck operators and have resulted in higher past due accounts and increased credit losses.  Financial Services segment 30+ days past due accounts were at 2.2% of portfolio balances as of March 31, 2008 compared to 2.0% as of December 31, 2007 and 1.4% as of March 31, 2007.  Credit losses were $15.3 million in the first quarter of 2008 up from $9.4 million in the fourth quarter of 2007 and  $3.9 million in the first quarter last year.

The effective tax rate for the first quarter of 2008 was 31.0% compared to 32.0% last year. The lower effective tax rate reflects a higher proportion of income from foreign operations.

LIQUIDITY AND CAPITAL RESOURCES:

Total Truck and Other cash and marketable debt securities decreased $202.3 million to $2.31 billion at the end of the first quarter of 2008, primarily due to dividend payments, stock repurchases and capital investments offset by positive operating cash flow.

Cash provided by operations was $367.0 million in the first quarter of 2008 compared to $412.8 million in the first quarter of 2007 primarily due to lower net income.

At March 31, 2008, PACCAR’s European finance subsidiary, PACCAR Financial Europe (PFE), had €605.8 million available for issuance under the €1.2 billion medium term-note program registered with the London Stock Exchange. PFE intends to renew this program (which is renewable annually through the filing of a new prospectus) during the second quarter of 2008.

The Company had line of credit arrangements of $3.11 billion, of which $3.08 billion was unused at the end of March 2008. Included in these arrangements is a $2.7 billion bank facility, of which $1.7 billion matures in June 2008 and $1.0 billion matures in 2012. The Company intends to replace these credit facilities as they expire with facilities of similar amounts. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium term notes of the financial services companies.

During the first three months of 2008, PACCAR maintained its Standard & Poor’s short- and long-term debt ratings of A-1+ and AA-, respectively.  The Company believes its strong cash position and investment-grade credit ratings will continue to provide financial stability and access to public debt markets at competitive interest rates.

Other information on liquidity and sources of capital as presented in the 2007 Annual Report to Stockholders continues to be relevant.

FORWARD-LOOKING STATEMENTS:

Certain information presented in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results.  Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs or litigation; or legislative and governmental regulations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2008. For additional information, refer to Item 7A as presented in the 2007 Annual Report on Form 10-K.

ITEM 4.        CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.     CONTROLS AND PROCEDURES

Not Applicable.

PART II—OTHER INFORMATION

For Items 1, 3 and 5, there was no reportable information for the three months ended March 31, 2008.

ITEM 1A.     RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2007 Annual Report on Form 10-K.  There has been no material changes in the Company’s risk factors during the three months ended March 31, 2008.

ITEM 2.        UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the three months ended March 31, 2008.

(c)   Issuer purchases of equity securities.

On October 29, 2007 PACCAR’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. The following are details of repurchases under this plan for the period covered by this report:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of the plan	(d) Approximate dollar value of shares that may yet be purchased under the plan
January 1-31, 2008	500,000	$48.47	500,000	$214,021,500

February 1-29, 2008	950,000	44.09	950,000	172,139,400

March 1-31, 2008	1,000,000	44.83	1,000,000	127,312,100

Total	2,450,000	$45.28	2,450,000	$127,312,100

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders was held on April 22, 2008.

(b) The following persons were elected to serve as directors:

Class I - Term Expiring in 2011

John M. Fluke, Jr.

Stephen F. Page

Michael A. Tembreull

Other persons whose term of office as a director continued after the meeting:

Class II - Term Expiring in 2009

James C. Pigott

Mark C. Pigott

William G. Reed, Jr.

Charles R. Williamson

Class III - Term Expiring in 2010

Alison J. Carnwath

Robert T. Parry

Gregory M.E. Spierkel

(c)   Following is a brief description and vote count of all items voted on at the annual meeting:

ITEM NO. 1: ELECTION OF DIRECTORS

Directors were elected with the following vote:

	Shares Voted	Shares	Broker
	“For”	“Withheld”	Nonvotes
John M. Fluke Jr.	325,056,255	12,592,061	—
Stephen F. Page	327,085,715	10,562,601	—
Michael A. Tembreull	327,535,644	10,112,672	—

ITEM NO. 2: PROPOSAL TO AMEND CERTIFICATE OF INCORPORATION TO INCREASE AUTHORIZED COMMON SHARES

Item No. 2 was approved with the following vote:

Shares Voted	Shares Voted		Broker
“For”	“Against”	Abstentions	Nonvotes
245,537,274	89,289,650	2,821,392	—

ITEM NO. 3: STOCKHOLDER PROPOSAL REGARDING THE SUPERMAJORITY VOTING PROVISIONS

Item No. 3 was not approved with the following vote:

Shares Voted	Shares Voted		Broker
“For”	“Against”	Abstentions	Nonvotes
126,128,767	181,659,951	3,741,947	26,117,651

ITEM NO. 4: STOCKHOLDER PROPOSAL REGARDING A DIRECTOR VOTE THRESHOLD

Item No. 4 was not approved with the following vote:

Shares Voted	Shares Voted		Broker
“For”	“Against”	Abstentions	Nonvotes
125,944,688	182,094,302	3,491,675	26,117,651

(d)   None

ITEM 6.        EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	May 2, 2008	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

3          Articles of incorporation and bylaws:

(a)     Restated Certificate of Incorporation of PACCAR Inc (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005).

(b)     Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008.

(c)     Amended and Restated Bylaws of PACCAR Inc (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005).

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

(f)      PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement (incorporated by reference to Exhibit 99.1 of Form 8-K dated January 20, 2005 and filed January 25, 2005).

(g)     PACCAR Inc Long Term Incentive Plan, Amended Form of 2006 Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.2 of Form 8-K dated January 31, 2007 and filed February 5, 2007).

(h)     PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 of Form 8-K dated January 31, 2007 and filed February 5, 2007).

(i)      PACCAR Inc Long Term Incentive Plan, Amended Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 of Form 8-K dated January 30, 2008 and filed February 5, 2008).

(j)      Amendment to compensatory arrangement with non-employee directors (incorporated by reference to Exhibit (10)(h) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(k)     PACCAR Inc Savings Investment Plan, Amendment and Restatement Effective January 1, 2006 (incorporated by reference to Exhibit (10)(l) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

Exhibit (in order of assigned index numbers)

(l)	Deferred Compensation Plan (incorporated by reference as Exhibit 99.1 of Form 8-K dated September 12, 2006 and filed September 15, 2006).

(m)

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