Form 10-Q
period 2008-06-30
PACCAR INC
filed 2008-08-01
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Common Stock, $1 par value — 363,346,327 shares as of June 30, 2008

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
TRUCK AND OTHER:
Net sales and revenues	$3,782.0	$3,429.4	$7,403.0	$7,149.9
Cost of sales and revenues	3,202.2	2,912.5	6,281.5	6,047.8
Research and development	90.7	58.2	173.6	95.6
Selling, general and administrative	127.5	120.3	253.6	240.4
Interest and other (income) expense, net	(3.1)	.9	(2.0)	(21.5)
	3,417.3	3,091.9	6,706.7	6,362.3
Truck and Other Income Before Income Taxes	364.7	337.5	696.3	787.6
FINANCIAL SERVICES:
Revenues	330.5	286.8	647.9	550.8
Interest and other	217.4	180.5	421.0	346.7
Selling, general and administrative	30.0	28.4	59.1	52.9
Provision for losses on receivables	24.4	9.0	41.8	16.7
	271.8	217.9	521.9	416.3
Financial Services Income Before Income Taxes	58.7	68.9	126.0	134.5
Investment income	22.6	23.7	47.3	45.7
Total Income Before Income Taxes	446.0	430.1	869.6	967.8
Income taxes	132.5	131.8	263.8	303.9
Net Income	$313.5	$298.3	$605.8	$663.9

Net Income Per Share:
Basic	$.86	$.80	$1.66	$1.78
Diluted	$.86	$.79	$1.65	$1.77
Weighted Average Common Shares Outstanding:
Basic	364.5	373.1	365.5	373.0
Diluted	366.5	375.3	367.4	375.2
Dividends declared per share	$.18	$.17	$.36	$.30

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets (Millions)

	June 30	December 31
	2008	2007*
	(Unaudited)
ASSETS

TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,617.1	$1,736.5
Trade and other receivables, net	827.7	570.0
Marketable debt securities	587.0	778.5
Inventories	892.1	628.3
Deferred taxes and other current assets	240.9	205.6
Total Truck and Other Current Assets	4,164.8	3,918.9
Equipment on operating leases, net	539.0	489.2
Property, plant and equipment, net	1,786.6	1,642.6
Other noncurrent assets	452.0	467.2
Total Truck and Other Assets	6,942.4	6,517.9

FINANCIAL SERVICES:
Cash and cash equivalents	70.9	121.6
Finance and other receivables, net	9,160.8	9,025.4
Equipment on operating leases, net	1,476.7	1,318.7
Other assets	359.7	244.6
Total Financial Services Assets	11,068.1	10,710.3
	$18,010.5	$ _17,228.2

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

	June 30	December 31
	2008	2007*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$2,621.3	$2,136.3
Dividend payable		367.1
Total Truck and Other Current Liabilities	2,621.3	2,503.4
Long-term debt	23.0	23.6
Residual value guarantees and deferred revenues	597.5	539.4
Deferred taxes and other liabilities	462.5	458.4
Total Truck and Other Liabilities	3,704.3	3,524.8
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	257.8	258.5
Commercial paper and bank loans	3,596.9	4,106.8
Term debt	4,443.1	3,745.4
Deferred taxes and other liabilities	591.8	579.6
Total Financial Services Liabilities	8,889.6	8,690.3
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 1.2 billion shares, 369.0 million shares issued	369.0	368.4
Additional paid-in capital	53.1	37.7
Treasury stock - at cost – 5.62 million shares	(262.5)	(61.7)
Retained earnings	4,734.6	4,260.6
Accumulated other comprehensive income	522.4	408.1
Total Stockholders’ Equity	5,416.6	5,013.1
	$18,010.5	$ _17,228.2

*     The December 31, 2007 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)	(Millions)

Six Months Ended June 30	2008	2007
OPERATING ACTIVITIES:
Net income	$605.8	$663.9
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	113.6	92.8
Equipment on operating leases and other	201.8	154.4
Provision for losses on financial services receivables	41.8	16.7
Gain on sale of property		(21.7)
Other	5.1	3.5
Change in operating assets and liabilities:
Wholesale receivables on new trucks	(63.5)	58.4
Sales-type finance leases and dealer direct loans on new trucks	54.6	37.3
Other	(205.6)	(22.7)
Net Cash Provided by Operating Activities	753.6	982.6

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(1,424.7)	(1,610.2)
Collections on retail loans and direct financing leases	1,502.1	1,302.0
Marketable securities purchases	(284.6)	(905.2)
Marketable securities maturities and sales	474.9	660.9
Acquisition of property, plant and equipment	(201.0)	(118.7)
Acquisition of equipment for operating leases	(481.5)	(321.1)
Proceeds from asset disposals	84.6	106.3
Other	(5.6)	(16.1)
Net Cash Used in Investing Activities	(335.8)	(902.1)

FINANCING ACTIVITIES:
Cash dividends paid	(498.6)	(608.9)
Purchase of treasury stock	(192.3)	(49.1)
Stock compensation transactions	8.9	29.2
Net decrease in commercial paper and bank loans	(625.0)	(30.9)
Proceeds from term debt	922.6	292.8
Payment of term debt	(279.6)	(174.1)
Net Cash Used in Financing Activities	(664.0)	(541.0)
Effect of exchange rate changes on cash	76.1	22.2
Net Decrease in Cash and Cash Equivalents	(170.1)	(438.3)
Cash and cash equivalents at beginning of period	1,858.1	1,852.5
Cash and cash equivalents at end of period	$1,688.0	$1,414.2

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

PACCAR paid a 50% common stock dividend to stockholders in October 2007. All share and per share figures presented are adjusted for the effects of the dividend.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2008 presentation.

NOTE B—Inventories

	June 30	December 31
	2008	2007

Inventories at cost:
Finished products	$502.5	$435.2
Work in process and raw materials	541.9	342.5
	1,044.4	777.7
Less LIFO reserve	(152.3)	(149.4)
	$892.1	$628.3

Under the LIFO method of accounting (used for approximately 42% of June 30, 2008 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE C—Finance Receivables

	June 30	December 31
	2008	2007
Loans	$4,179.9	$4,325.9
Retail direct financing leases	2,986.2	2,816.7
Sales-type finance leases	853.7	908.1
Dealer wholesale financing	1,730.1	1,554.6
Interest and other receivables	128.8	108.9
Unearned interest:
Finance leases	(518.1)	(495.4)
	9,360.6	9,218.8
Less allowance for losses	(199.8)	(193.4)
	$9,160.8	$9,025.4

NOTE D—Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and deferred revenue and accrued costs associated with optional extended warranty and repair and maintenance contracts. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

	2008	2007
Beginning balance, January 1	$483.3	$458.3
Cost accruals and revenue deferrals	168.9	157.2
Payments and revenue recognized	(153.5)	(165.9)
Currency translation	23.7	8.5
Ending balance, June 30	$522.4	$458.1

NOTE E—Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net income	$313.5	$298.3	$605.8	$663.9
Other comprehensive income:
Currency translation adjustment	15.6	76.7	109.6	88.0
Derivative contracts increase	40.8	14.8	6.1	9.2
Marketable securities decrease	(5.5)	(2.5)	(2.8)	(2.8)
Employee benefit plans amortization	.9	(.2)	1.4	2.0
Net other comprehensive income	51.8	88.8	114.3	96.4
Comprehensive income	$365.3	$387.1	$720.1	$760.3

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions Except Share Amounts)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income was comprised of the following:

	June 30	December 31
	2008	2007
Currency translation adjustment	$625.8	$516.2
Net unrealized loss on derivative contracts	(2.1)	(8.2)
Net unrealized investment (losses) gains	(.9)	1.9
Employee benefit plans	(100.4)	(101.8)
Total accumulated other comprehensive income	$522.4	$408.1

The currency translation gains in 2008 and 2007 are primarily attributable to changes in the value of the U.S. dollar compared to the euro.

Stock Compensation Plans

Stock-based compensation expense was $5.0 and $6.7 for the first six months of 2008 and 2007, respectively.  Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $3.4 and $12.9 for the first six months of 2008 and 2007, respectively, and have been classified as a financing cash flow.

Other Capital Stock Changes

In the six months ended June 30, 2008, PACCAR issued 616,438 additional common shares under deferred and stock compensation arrangements.  PACCAR purchased 4,344,900 shares of its common stock at an average price of $46.20 during this period.

Diluted Earnings Per Share

The following table shows the additional amounts added to weighted average basic shares outstanding to calculate diluted earnings per share.  These amounts primarily represent the dilutive effect of stock options. Antidilutive options are excluded from the diluted earnings per share calculation and are shown separately in the table below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Additional shares	1,981,400	2,241,200	1,947,000	2,204,700
Excluded antidilutive shares	714,200		1,458,400	813,400

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE F—Segment Information

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net sales and revenues :
Truck
Total	$3,899.8	$3,499.0	$7,601.8	$7,272.3
Less intersegment	(157.2)	(114.4)	(275.9)	(210.3)
External customers	3,742.6	3,384.6	7,325.9	7,062.0
All other	39.4	44.8	77.1	87.9
	3,782.0	3,429.4	7,403.0	7,149.9
Financial Services	330.5	286.8	647.9	550.8
	$4,112.5	$3,716.2	$8,050.9	$7,700.7
Income before income taxes :
Truck	$365.8	$336.6	$701.1	$763.9
All other	(1.1)	.9	(4.8)	23.7
	364.7	337.5	696.3	787.6
Financial Services	58.7	68.9	126.0	134.5
Investment Income	22.6	23.7	47.3	45.7
	$446.0	$430.1	$869.6	$967.8

Included in “All other” are PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense. For the six months ended June 30, 2007, “All other” income before income taxes included a $21.7 gain on sale of property in the United Kingdom.

NOTE G—Fair Value Measurements

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

PACCAR’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 and include marketable debt securities, derivative contracts and certain term debt as follows:

At June 30, 2008	Level 1	Level 2	Total
Assets:
Marketable debt securities	$209.4	$377.6	$587.0
Foreign currency derivatives, net		1.4	1.4
Liabilities:
Term debt		573.8	573.8
Interest rate derivatives, net		26.9	26.9

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

A portion of the Company’s fixed-rate term debt has been converted to variable rate term debt using fair value hedges.  Fair value is determined using modeling techniques that include market inputs such as interest rates.  This debt is categorized as Level 2.

The Company’s derivative contracts consist of interest rate contracts and foreign currency exchange contracts.  These derivative contracts are over the counter and their fair value is determined using modeling techniques that include market inputs such as interest rates, yield curves and currency exchange rates. These contracts are categorized as Level 2.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE H—Employee Benefit Plans

PACCAR has several defined benefit pension plans, which cover a majority of its employees.

The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Components of Pension Expense :
Service cost	$11.9	$12.3	$23.9	$24.8
Interest on projected benefit obligation	19.0	16.9	37.5	33.4
Expected return on assets	(23.6)	(22.3)	(47.2)	(43.9)
Curtailment charge		.8		3.6
Recognized actuarial loss	.9	2.1	1.3	4.0
Recognized prior service costs	.8	.7	1.5	1.6
Net pension expense	$9.0	$10.5	$17.0	$23.5

During the first six months of 2008, the Company contributed $6.8 to its pension plans. The curtailment charge in 2007 related to a production workforce reduction in the United States.

The following information details the components of net retiree expense for the Company’s unfunded postretirement medical and life insurance plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Components of Retiree Expense :
Service cost	$.5	$1.2	$1.6	$2.6
Interest cost	.9	1.3	2.3	2.6
Recognized actuarial (gain) loss	(.1)	.3		.5
Recognized prior service costs	.1		.1	.1
Recognized net initial obligation	.1	.1	.2	.2
Net retiree expense	$1.5	$2.9	$4.2	$6.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Second quarter 2008 total net sales and revenues increased to $4.11 billion compared to $3.72 billion in the second quarter of 2007. Second quarter 2008 net income was $313.5 million ($.86 per diluted share) compared to $298.3 million ($.79 per diluted share) in the second quarter of 2007. First half total net sales and revenues were $8.05 billion compared to $7.70 billion in the first half of 2007. First half net income was $605.8 million ($1.65 per diluted share) compared to $663.9 million ($1.77 per diluted share) in the year-earlier period.

Compared to 2007, second quarter and first half 2008 total net sales and revenues and income before income taxes were favorably affected by the translation of stronger foreign currencies, primarily the euro. The translation effect increased second quarter 2008 sales and revenues by $273.5 million and income before income taxes by $34.9 million compared to the second quarter of 2007. For the first half, the translation effect increased sales and revenues by $521.1 million and income before income taxes by $67.3 million compared to 2007.

Truck segment net sales and revenues increased to $3.78 billion in the second quarter of 2008 compared to $3.43 billion in the second quarter of 2007. For the first half of 2008, Truck segment net sales and revenues increased to $7.40 billion from $7.15 billion in 2007. Both the second quarter and year-to-date periods for 2008 reflect increased truck production in Europe, partially offset by lower truck production in the U.S. and Canada.

Truck segment income before income taxes increased to $364.7 million in the second quarter of 2008 from $337.5 million in the second quarter of 2007 primarily due to higher truck sales and margins in Europe, somewhat offset by higher research and development (R&D) spending and lower truck sales in the U.S. and Canada. Gross margins for the second quarter of 2008 improved to 15.3% from 15.1% in the second quarter of 2007. Gross margins for the first half of 2008 were 15.1% compared to 15.4% in the same period of 2007. During the first half of 2008, Truck segment income before income taxes was $696.3 million compared to $787.6 million in 2007, principally due to lower truck sales and margins in the U.S. and Canada and higher R&D spending, partially offset by higher truck sales and margins in Europe.

R&D spending increased to $90.7 million in the second quarter of 2008 from $58.2 million in the second quarter of 2007 and to $173.6 million for the first half of 2008 compared to $95.6 million in the first half of 2007 due to investments in new vehicle and engine development programs.

Truck retail sales in the U.S. and Canada during the three- and six-month periods ended June 30, 2008 were dampened by a dramatic increase in diesel prices coupled with declining housing starts and lower auto production. Customers continue to adjust their freight capacity due to the declining economy and the Company expects industry Class 8 retail sales to be in the range of 150,000-165,000 trucks in 2008. Truck demand in Europe, particularly in Central Europe, and other international markets continues to be strong. 2008 industry truck sales in Europe above 15 tonnes are expected to be at a record of 350,000-360,000 units.

Selling, general and administrative expense (SG&A) increased by $7.2 million and $13.2 million in the second quarter and first half of 2008, respectively, primarily due to the stronger euro. As a percentage of sales, SG&A decreased to 3.4% in 2008 from 3.5% in 2007 for the second quarter and was 3.4% in the first half of 2008 and 2007.

Financial Services segment revenues for the second quarter of 2008 increased to $330.5 million from $286.8 million in the second quarter of 2007.   Revenues were $647.9 million in the first half of 2008, compared to $550.8 million in the first half of 2007.   Second quarter Financial Services income before income taxes was $58.7 million compared to $68.9 in 2007 primarily due to a higher provision for credit losses, somewhat mitigated by higher finance margins due to portfolio growth.  Credit losses rose to $23.0 million in the second quarter of 2008 from $4.7 million in the second quarter of 2007, primarily due to increased credit losses in the U.S. and Canada.   Higher second quarter 2008 finance margin resulted from portfolio growth in Europe, Mexico and Australia.    For the first half of 2008, Financial Services income before income taxes was $126.0 million compared to $134.5 million in the year-earlier period.   Higher credit losses in the U.S. and Canada in 2008 were partially offset by higher finance margins due to portfolio growth outside the U.S. and Canada.

The slowing economy in the U.S. and Canada and higher fuel prices negatively affected truck operators and resulted in increased past due accounts and higher credit losses in the second quarter of 2008.   Worldwide, Financial Services accounts 30+ days past due were 2.7% of portfolio balances as of June 30, 2008, compared to 2.2% as of March 31, 2008 and 1.3% at June 30, 2007.

The effective tax rate was 29.7% and 30.3% for the second quarter and first half of 2008 compared to 30.6% and 31.4% for the second quarter and first half of 2007.  The lower effective tax rate in 2008 reflects a higher proportion of income from foreign operations.

LIQUIDITY AND CAPITAL RESOURCES:

During the first half of 2008, Truck and Other cash and marketable securities decreased by $310.9 million to $2.20 billion.  Payments for dividends, capital investments and stock repurchases were partially offset by cash provided by operations of $753.6 million.

Cash provided by operations was $753.6 million in the first half of 2008 compared to $982.6 million in the same period of 2007, due to lower net income and higher working capital investments in 2008.

As of June 30, 2008, the Company had repurchased 5.62 million shares of its common shares for $262.5 million under its existing $300 million repurchase authorization.  In July 2008, the Board of Directors approved the repurchase of an additional $300 million of PACCAR’s outstanding common stock.

At June 30, 2008, PACCAR’s European finance subsidiary, PACCAR Financial Europe (PFE), had €105.2 million available for issuance under a €1.2 billion medium term note program registered with the London Stock Exchange.  In July 2008, PFE renewed and increased this program to €1.5 billion. The program is renewable annually.

The Company had line of credit arrangements of $3.39 billion, of which $3.34 billion was unused at the end of June 2008. Included in these arrangements are $3.0 billion of syndicated bank facilities, which were increased from $2.7 billion in June 2008.  Of the $3.0 billion bank facilities, $2.0 billion matures in June 2009 and $1.0 billion matures in 2012. The Company intends to replace these credit facilities as they expire with facilities of similar amounts. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium term notes of the financial services companies.

During the first six months of 2008, PACCAR maintained its Standard & Poor’s short- and long-term debt ratings of A-1+ and AA-, respectively.  The Company believes its strong cash position and investment-grade credit ratings will continue to provide financial stability and access to public debt markets at competitive interest rates.

Other information on liquidity and capital resources as presented in the 2007 Annual Report to Stockholders continues to be relevant.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended June 30, 2008. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2007 Annual Report on Form 10-K.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. During the second quarter of 2008, the Company implemented a new consolidation system for financial reporting. This implementation has involved changes to internal processes and procedures over financial reporting, but the internal controls over financial reporting did not materially change. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.   CONTROLS AND PROCEDURES

Not applicable.

PART II—OTHER INFORMATION

For Items 1, 3 and 5, there was no reportable information for the three months ended June 30, 2008.

ITEM 1A.   RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2007 Annual Report on Form 10-K.  There have been no material changes in the Company’s risk factors during the three months ended June 30, 2008.

ITEM 2.      UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the three months ended June 30, 2008.

(c)     Issuer purchases of equity securities.

On October 29, 2007, PACCAR’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. The following are details of repurchases under this plan for the period covered by this report:

				(d) Approximate
	(a) Total		(c) Total number	dollar value of
	number of	(b) Average	of shares	shares that may
	shares	price paid	purchased as	yet be purchased
Period	purchased	per share	part of the plan	under the plan
April 1-30, 2008	400,000	$47.79	400,000	$108,194,900
May 1-31, 2008	661,562	49.14	661,562	75,686,200
June 1-30, 2008	833,335	45.78	833,335	37,535,100

Total	1,894,897	$47.38	1,894,897	$37,535,100

On July 8, 2008, PACCAR’s Board of Directors approved a new plan to repurchase up to an additional $300 million of the Company’s outstanding common stock.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

ITEM 6.      EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	August 1, 2008	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and
Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

3		Articles of incorporation and bylaws:

	(a)	Restated Certificate of Incorporation of PACCAR Inc (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005).

(b)

Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008 (incorporated by reference to Exhibit (3) (b) of the Quarterly Report on Form 10-Q for the period ended March 31, 2008).

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

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

	(l)	PACCAR Inc Savings Investment Plan, Amendment Effective July 1, 2007.

	(m)	Deferred Compensation Plan (incorporated by reference as Exhibit 99.1 of Form 8-K dated September 12, 2006 and filed September 15, 2006).

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