Form 10-Q
period 2008-09-30
PACCAR INC
filed 2008-10-27
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Common Stock, $1 par value — 362,680,340 shares as of September 30, 2008

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
TRUCK AND OTHER:
Net sales and revenues	$3,682.1	$3,448.5	$11,085.1	$10,598.4
Cost of sales and revenues	3,113.5	2,930.6	9,395.0	8,978.4
Research and development	88.1	67.8	261.7	163.4
Selling, general and administrative	119.3	122.6	372.9	363.0
Interest and other (income) expense, net	.3	(.1)	(1.7)	(21.6)
	3,321.2	3,120.9	10,027.9	9,483.2
Truck and Other Income Before Income Taxes	360.9	327.6	1,057.2	1,115.2

FINANCIAL SERVICES:
Revenues	322.8	313.2	970.7	864.0
Interest and other	215.2	201.4	636.2	548.1
Selling, general and administrative	27.9	29.0	87.0	81.9
Provision for losses on receivables	34.2	9.4	76.0	26.1
	277.3	239.8	799.2	656.1
Financial Services Income Before Income Taxes	45.5	73.4	171.5	207.9
Investment income	22.2	24.1	69.5	69.8
Total Income Before Income Taxes	428.6	425.1	1,298.2	1,392.9
Income taxes	129.6	122.8	393.4	426.7
Net Income	$299.0	$302.3	$904.8	$966.2

Net Income Per Share:
Basic	$.82	$.82	$2.48	$2.60
Diluted	$.82	$.81	$2.47	$2.58
Weighted Average Common Shares Outstanding:
Basic	363.0	370.4	364.6	372.1
Diluted	364.8	372.6	366.6	374.3
Dividends declared per share	$.18	$.18	$.54	$.48

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets (Millions)

	September 30	December 31
	2008	2007*
	(Unaudited)
ASSETS
TRUCK AND OTHER:

Current Assets
Cash and cash equivalents	$1,346.4	$1,736.5
Trade and other receivables, net	791.1	570.0
Marketable debt securities	551.1	778.5
Inventories	938.1	628.3
Deferred taxes and other current assets	227.9	205.6
Total Truck and Other Current Assets	3,854.6	3,918.9
Equipment on operating leases, net	484.0	489.2
Property, plant and equipment, net	1,780.3	1,642.6
Other noncurrent assets	399.1	467.2
Total Truck and Other Assets	6,518.0	6,517.9

FINANCIAL SERVICES:
Cash and cash equivalents	49.3	121.6
Finance and other receivables, net	8,852.0	9,025.4
Equipment on operating leases, net	1,502.7	1,318.7
Other assets	309.8	244.6
Total Financial Services Assets	10,713.8	10,710.3
	$17,231.8	$17,228.2

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

	September 30	December 31
	2008	2007*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
TRUCK AND OTHER:

Current Liabilities
Accounts payable and accrued expenses	$2,483.5	$2,136.3
Dividend payable		367.1
Total Truck and Other Current Liabilities	2,483.5	2,503.4
Long-term debt	22.1	23.6
Residual value guarantees and deferred revenues	534.5	539.4
Deferred taxes and other liabilities	428.7	458.4
Total Truck and Other Liabilities	3,468.8	3,524.8
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	232.3	258.5
Commercial paper and bank loans	3,532.1	4,106.8
Term debt	4,052.4	3,745.4
Deferred taxes and other liabilities	606.9	579.6
Total Financial Services Liabilities	8,423.7	8,690.3
STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 1.2 billion shares, 363.1 million shares issued	363.1	368.4
Additional paid - in capital	43.0	37.7
Treasury stock - at cost -.41 million shares	(17.4)	(61.7)
Retained earnings	4,713.3	4,260.6
Accumulated other comprehensive income	237.3	408.1
Total Stockholders’ Equity	5,339.3	5,013.1
	$17,231.8	$17,228.2

*     The December 31, 2007 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

Nine Months Ended September 30	2008	2007
OPERATING ACTIVITIES:
Net income	$904.8	$966.2
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	169.9	142.2
Equipment on operating leases and other	312.3	235.7
Provision for losses on financial services receivables	76.0	26.1
Gain on sale of property		(21.7)
Other	27.9	(.1)
Change in operating assets and liabilities:
Wholesale receivables on new trucks	(431.1)	(34.2)
Sales-type finance leases and dealer direct loans on new trucks	61.5	48.5
Other	(161.8)	96.5
Net Cash Provided by Operating Activities	959.5	1,459.2

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(1,904.4)	(2,382.8)
Collections on retail loans and direct financing leases	2,101.7	2,073.8
Marketable securities purchases	(546.2)	(1,149.8)
Marketable securities maturities and sales	755.8	1,159.3
Acquisition of property, plant and equipment	(352.3)	(218.1)
Acquisition of equipment for operating leases	(789.5)	(556.6)
Proceeds from asset disposals	175.1	161.3
Other	12.8	(50.4)
Net Cash Used in Investing Activities	(547.0)	(963.3)

FINANCING ACTIVITIES:
Cash dividends paid	(563.9)	(670.4)
Purchase of treasury stock	(230.5)	(298.8)
Stock compensation transactions	11.2	30.1
Net decrease in commercial paper and short term bank loans	(478.2)	(147.4)
Proceeds from term debt	995.9	537.6
Payment of term debt	(572.8)	(280.5)
Net Cash Used in Financing Activities	(838.3)	(829.4)
Effect of exchange rate changes on cash	(36.6)	79.6
Net Decrease in Cash and Cash Equivalents	(462.4)	(253.9)
Cash and cash equivalents at beginning of period	1,858.1	1,852.5
Cash and cash equivalents at end of period	$1,395.7	$1,598.6

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

PACCAR paid a 50% common stock dividend to stockholders in October 2007. All share and per share figures presented are adjusted for the effects of the dividend.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2008 presentation.

NOTE B—Inventories

	September 30	December 31
	2008	2007

Inventories at cost:
Finished products	$492.3	$435.2
Work in process and raw materials	600.8	342.5
	1,093.1	777.7
Less LIFO reserve	(155.0)	(149.4)
	$938.1	$628.3

Under the LIFO method of accounting (used for approximately 50% of September 30, 2008 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE C—Finance Receivables

	September 30	December 31
	2008	2007
Loans	$3,846.0	$4,325.9
Retail direct financing leases	2,794.8	2,816.7
Sales-type finance leases	834.5	908.1
Dealer wholesale financing	1,887.0	1,554.6
Interest and other receivables	150.9	108.9
Unearned interest:
Finance leases	(469.3)	(495.4)
	9,043.9	9,218.8
Less allowance for losses	(191.9)	(193.4)
	$8,852.0	$9,025.4

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE D—Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and deferred revenue and accrued costs associated with optional extended warranty and repair and maintenance contracts. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

	2008	2007
Beginning balance, January 1	$483.3	$458.3
Cost accruals and revenue deferrals	232.7	239.7
Payments and revenue recognized	(210.6)	(252.2)
Currency translation	(20.1)	25.6
Ending balance, September 30	$485.3	$471.4

NOTE E—Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Net income	$299.0	$302.3	$904.8	$966.2
Other comprehensive income:
Currency translation adjustment	(271.0)	124.3	(161.4)	212.3
Derivative contracts decrease	(14.8)	(19.9)	(8.7)	(10.7)
Marketable securities (decrease) increase	(4.2)	3.5	(7.0)	.7
Employee benefit plans amortization	4.9		6.3	2.0
Net other comprehensive income	(285.1)	107.9	(170.8)	204.3
Comprehensive income	$13.9	$410.2	$734.0	$1,170.5

Accumulated Other Comprehensive Income

Accumulated other comprehensive income was comprised of the following:

	September 30	December 31
	2008	2007
Currency translation adjustment	$354.8	$516.2
Net unrealized loss on derivative contracts	(16.9)	(8.2)
Net unrealized investment (losses) gains	(5.1)	1.9
Employee benefit plans	(95.5)	(101.8)
Total accumulated other comprehensive income	$237.3	$408.1

The currency translation losses in 2008 are attributable to increase in the value of the U.S. dollar compared to the euro, Canadian dollar, British pound, and Australian dollar. In 2007 the currency translation gains were primarily due to decrease in the value of the U.S. dollar compared to the euro.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions Except Share Amounts)

Stock Compensation Plans

Stock-based compensation expense was $7.6 and $9.5 for the first nine months of 2008 and 2007, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $3.6 and $13.3 for the first nine months of 2008 and 2007, respectively, and have been classified as a financing cash flow.

Other Capital Stock Changes

In the nine months ended September 30, 2008, PACCAR issued 659,451 additional common shares under deferred and stock compensation arrangements. PACCAR purchased 5,053,900 shares of its common stock at an average price of $45.61 during this period. In July 2008, the Company retired 5,923,797 of its common shares held as treasury stock.

Diluted Earnings Per Share

The following table shows the additional amounts added to weighted average basic shares outstanding to calculate diluted earnings per share. These amounts primarily represent the dilutive effect of stock options. Antidilutive options are excluded from the diluted earnings per share calculation and are shown separately in the table below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Additional shares	1,856,900	2,267,700	1,913,300	2,216,800
Excluded antidilutive shares	1,401,800		1,401,800

NOTE F—Segment Information

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net sales and revenues :
Truck
Total	$3,827.7	$3,514.0	$11,429.5	$10,786.3
Less intersegment	(186.0)	(113.2)	(461.9)	(323.5)
External customers	3,641.7	3,400.8	10,967.6	10,462.8
All other	40.4	47.7	117.5	135.6
	3,682.1	3,448.5	11,085.1	10,598.4
Financial Services	322.8	313.2	970.7	864.0
	$4,004.9	$3,761.7	$12,055.8	$11,462.4

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE F—Segment Information (Continued)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Income (Loss) before income taxes :
Truck	$362.5	$317.2	$1,063.6	$1,081.1
All other	(1.6)	10.4	(6.4)	34.1
	360.9	327.6	1,057.2	1,115.2
Financial Services	45.5	73.4	171.5	207.9
Investment Income	22.2	24.1	69.5	69.8
	$428.6	$425.1	$1,298.2	$1,392.9

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

PACCAR’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 and include marketable debt securities, derivative contracts and certain term debt as follows:

At September 30, 2008	Level 1	Level 2	Total
Assets:
Marketable debt securities	$185.1	$366.0	$551.1
Derivative Contracts		28.9	28.9
Liabilities:
Term debt		522.5	522.5
Derivative Contracts		61.0	61.0

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

NOTE H—Employee Benefit Plans

PACCAR has several defined benefit pension plans, which cover a majority of its employees.

The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Components of Pension Expense :
Service cost	$11.8	$12.4	$35.7	$37.2
Interest on projected benefit obligation	18.6	17.2	56.1	50.6
Expected return on assets	(23.4)	(22.1)	(70.6)	(66.0)
Curtailment charge				3.6
Recognized actuarial loss	.7	2.0	2.3	6.0
Recognized prior service costs	.6	.8	1.8	2.4
Net pension expense	$8.3	$10.3	$25.3	$33.8

During the first nine months of 2008, the Company contributed $11.1 to its pension plans.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions)

NOTE H—Employee Benefit Plans (Continued)

The following information details the components of net retiree expense for the Company’s unfunded postretirement medical and life insurance plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Components of Retiree Expense :
Service cost	$.8	$1.1	$2.4	$3.7
Interest cost	1.2	1.3	3.5	3.9
Recognized actuarial loss		.2		.7
Recognized prior service costs			.1	.1
Recognized net initial obligation	.1	.1	.3	.3
Net retiree expense	$2.1	$2.7	$6.3	$8.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Third quarter 2008 total net sales and revenues increased to $4.0 billion compared to $3.76 billion in the third quarter of 2007. Third quarter 2008 net income was $299.0 million ($.82 per diluted share) compared to $302.3 million ($.81 per diluted share) in the third quarter of 2007. Net sales and revenues for the first nine months of 2008 were $12.06 billion compared to $11.46 billion in the first nine months of 2007. PACCAR’s net income for the first nine months of 2008 was $904.8 million ($2.47 per diluted share) compared to $966.2 million ($2.58 per diluted share) in the year-earlier period.

For the third quarter and first nine months of 2008, total net sales and revenues as well as income before income taxes were favorably affected by stronger average foreign currency values. The currency translation effect increased third quarter 2008 sales and revenues by $146.6 million and income before income taxes by $4.5 million compared to the third quarter of 2007. For the first nine months, the currency translation effect increased net sales and revenues by $667.8 million and income before income taxes by $79.6 million compared to 2007.

Truck segment net sales and revenues increased to $3.64 billion in the third quarter of 2008 compared to $3.40 billion in the third quarter of 2007. For the first nine months of 2008, Truck segment net sales and revenues increased to $10.97 billion from $10.46 billion in 2007. Compared to 2007, the third quarter and year-to-date periods for 2008 reflect higher truck production in Europe, and higher worldwide parts sales which partially offset lower truck production in North America.

Truck segment income before income taxes was $362.5 million in the third quarter of 2008 compared to $317.2 million in the third quarter of 2007. In the third quarter higher truck sales and margins in Europe were partially offset by higher research and development (R&D) spending and lower truck sales in all other markets. Gross margins for the third quarter of 2008 improved to 15.4% from 15.0% in the third quarter of 2007 primarily due to higher margins in Europe. During the first nine months of 2008, truck segment income before income taxes was $1,063.6 million compared to $1,081.1 million in 2007. In the nine month period, higher sales and margins in Europe were offset by lower truck sales in North America and higher R&D spending. Gross margin for the first nine months of 2008 and 2007 was 15.3%.

R&D spending increased to $88.1 million in the third quarter of 2008 from $67.8 million in the third quarter of 2007 and to $261.7 million for the first nine months of 2008 compared to $163.4 million in the first nine months of 2007. The higher spending reflects investments in engine development and new vehicle programs.

Truck retail sales in the U.S. and Canada during the three- and nine-month periods ended September 30, 2008 were impacted by high diesel prices, declining housing starts and lower auto production. Retail sales are expected to be approximately 150,000 trucks in 2008. Industry retail sales are projected to improve slightly in the second half of 2009 and are expected to be in the range of 170,000 – 210,000 as fleets replace vehicles after several years of lower purchases.

Industry truck sales in Europe above 15 tonnes are expected to be comparable to the 340,000 units in 2007. As a result of a recent slowdown in customer demand in Europe, PACCAR has lowered its European truck production in the fourth quarter. European industry truck sales in 2009 are difficult to predict due to economic uncertainty, but could be at a level of 260,000 – 300,000 units. As a result the Company expects financial results to be lower in the fourth quarter of 2008 and into 2009.

Selling, general and administrative expense (SG&A) for the third quarter of 2008 of $119.3 million was lower than the $122.6 million reported in the third quarter of 2007 primarily due to lower operating expenses in North America. SG&A increased $9.9 million to $372.9 million for the first nine months of 2008, primarily due to the effects of a stronger euro. As a percentage of sales, SG&A decreased to 3.2% in 2008 from 3.6% in 2007 for the third quarter and was 3.4% in the first nine months of 2008 and 2007.

Financial Services segment revenues for the third quarter of 2008 increased to $322.8 million from $313.2 million in the third quarter of 2007. Revenues were $970.7 million in the first nine months of 2008, compared to $864.0 million in the first nine months of 2007. Third quarter Financial Services income before income taxes was $45.5 million compared to $73.4 in 2007 primarily due to a higher provision for credit losses. The provision for credit losses rose to $34.2 million in the third quarter of 2008 from $9.4 million in the third quarter of 2007, primarily due to increased credit losses in the U.S. and Canada. For the first nine months of 2008, Financial Services income before income taxes was $171.5 million compared to $207.9 million in the year-earlier period. For the first nine months of 2008, the provision for credit losses was $76.0 million compared to $26.1 million in the same period in the prior year. Higher credit losses in the U.S. and Canada in the first nine months of 2008 more than offset the higher finance margins from portfolio growth outside the U.S. and Canada.

The slowing worldwide economy and high fuel prices also negatively affected truck operators and resulted in higher credit losses in the third quarter of 2008. Worldwide, Financial Services accounts 30+ days past due were 2.7% of portfolio balances as of September 30, 2008 and June 30, 2008 compared to 1.5% at September 30, 2007.

The effective tax rate was 30.2% for the third quarter of 2008 and 30.3% for the first nine months of 2008 compared to 28.9% and 30.6% for the same time periods in 2007. The effective tax rates in the third quarter and first nine months of 2007 reflect the benefit of $8.3 million from expected utilization of net operating loss carry forwards in the United Kingdom. Excluding this item the effective tax rate was 30.8% in the third quarter and 31.2% for the first nine months of 2007. The lower effective tax rate in 2008 reflects a higher proportion of income from foreign operations.

LIQUIDITY AND CAPITAL RESOURCES:

During the first nine months of 2008, Truck and Other cash and marketable securities decreased by $617.5 million to $1.90 billion. Payments for dividends, capital investments and stock repurchases were partially offset by cash provided by operations.

Cash provided by operations was $959.5 million in the first nine months of 2008 compared to $1,459.2 million in the same period of 2007, due to lower net income and higher working capital investments in 2008.

As of September 30, 2008, the Company had repurchased 6.33 million shares of its common shares for $292.3 million under its October 2007 $300 million repurchase authorization. In July 2008, the Board of Directors approved the repurchase of an additional $300 million of PACCAR’s outstanding common stock.

At September 30, 2008, PACCAR’s European finance subsidiary, PACCAR Financial Europe (PFE), had €405.2 million available for issuance under a €1.5 billion medium term note program registered with the London Stock Exchange. The program is renewable annually.

On October 20, 2008, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), was approved to participate in the Commercial Paper Funding Facility offered by the Federal Reserve Bank of New York. Under this funding facility, PFC may issue 90-day commercial paper during the period from October 27, 2008 through April 30, 2009. The total amount of commercial paper that PFC may have outstanding under this program is $1.456 billion.

The Company had line of credit arrangements of $3.36 billion, of which $3.34 billion was unused at the end of September 2008. Included in these arrangements are $3.0 billion of syndicated bank facilities. Of the $3.0 billion bank facilities, $2.0 billion matures in June 2009 and $1.0 billion matures in June 2012. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium term notes of the financial services companies.

During the first nine months of 2008, PACCAR maintained its Standard & Poor’s short-and long-term debt ratings of A-1+ and AA-, respectively. The current disruption in world wide credit markets has negatively affected the ability of many financial institutions and other companies to access liquidity. The Company cannot predict with any certainty the impact that further disruptions in the credit market will have on its liquidity. The Company believes its cash position and investment-grade credit ratings will continue to provide financial stability and access to credit markets.

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

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2008. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2007 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II—OTHER INFORMATION

For Items 1, 3,4 and 5, there was no reportable information for the three months ended September 30, 2008.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2007 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended September 30, 2008.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the three months ended September 30, 2008.

(c) Issuer purchases of equity securities.

On October 29, 2007, PACCAR’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. The following are details of repurchases under this plan for the period covered by this report:

				(d) Approximate
	(a) Total		(c) Total number	dollar value of
	number of	(b) Average	of shares	shares that may
	shares	price paid	purchased as	yet be purchased
Period	purchased	per share	part of the plan	under the plan
July 1-31, 2008	408,000	$41.49	408,000	$20,605,293
August 1-31, 2008	301,000	42.72	301,000	7,746,282
September 1-30, 2008
Total	709,000	$42.02	709,000	$7,746,282

On July 8, 2008, PACCAR’s Board of Directors approved a new plan to repurchase up to an additional $300 million of the Company’s outstanding common stock. No repurchases were made under this plan.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	October 27, 2008	By	/s/ M. T. Barkley
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

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

	(l)	PACCAR Inc Savings Investment Plan, Amendment Effective July 1, 2007 (incorporated by reference to Exhibit (10)(l) of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

	(m)	Deferred Compensation Plan (incorporated by reference as Exhibit 99.1 of Form 8-K dated September 12, 2006 and filed September 15, 2006).

(n)

Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities (incorporated by reference as Exhibit 10.1 of Form 8-K filed May 16, 2007).

(o)

Letter Waiver, dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the state of Mississippi and certain state and local supporting governmental entities.

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