Form 10-K
period 2008-12-31
PACCAR INC
filed 2009-02-27
CIK 75362

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008:

Common Stock, $1 par value - $ 14.3 billion

The number of shares outstanding of the registrant’s classes of common stock, as of January 31, 2009:

Common Stock, $1 par value — 362,766,574 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2008, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held on April 28, 2009, are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS.

(a) General Development of Business

PACCAR Inc (the Company), incorporated under the laws of Delaware in 1971, is the successor to Pacific Car and Foundry Company which was incorporated in Washington in 1924. The Company traces its predecessors to Seattle Car Manufacturing Company formed in 1905.

(b) Financial Information About Industry Segments and Geographic Areas

Information about the Company’s industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on page 49 of the Annual Report to Stockholders for the year ended December 31, 2008 and is incorporated herein by reference.

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

TRUCKS

The Company and its subsidiaries design and manufacture heavy-duty diesel trucks which are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in four plants in the United States, three in Europe and one each in Australia, Canada and Mexico, are used world-wide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. The Company competes in the North American Class 5-7 markets primarily with conventional models.  These trucks are assembled at facilities in Ste. Therese, Canada and in Mexicali, Mexico, which are operated by the Company’s wholly owned subsidiaries located in those countries. The Company competes in the European light/medium (6 to 15 metric ton) market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of the Company’s wholly owned subsidiaries. Commercial trucks and related replacement parts comprise the largest segment of the Company’s business, accounting for 90% of total 2008 net sales and revenues.

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

The Company’s trucks are essentially custom products and have a reputation for high quality. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures its own engines and axles and a higher percentage of other components for its heavy truck models. The value of truck components manufactured by independent suppliers ranges from approximately 50% in Europe to approximately 90% in North America.

Raw materials and other components used in the manufacture of trucks are purchased from a number of suppliers. The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 5% of consolidated revenues in 2008. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would either require the Company to contract for an alternative source of supply or to manufacture cabs itself. Other than these components, the Company is not limited to any single source for any significant component, although the sudden inability of a supplier to deliver components could have a temporary adverse effect on production of certain products. No significant shortages of materials or components were experienced in 2008. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

Replacement truck parts are sold and delivered to the Company’s independent dealers through the Company’s parts distribution network. Parts are both manufactured by the Company and purchased from various suppliers. Replacement parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. As a percentage of total consolidated net sales and revenues, parts sales were 15.1% in 2008, 15.0% in 2007, and 11.8% in 2006.

There were three other principal competitors in the U.S. and Canada Class 8 truck market in 2008. The Company’s share of the U.S. and Canadian market was 26.0% of retail sales in 2008.  In Europe there were five other principal competitors in the commercial vehicle market in 2008, including parent companies to two competitors of the Company in the United States. In 2008, DAF had a 14.1% share of the Western and Central European heavy-duty market and a 9.3% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

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

The Company had a total production backlog of $2.5 billion at the end of 2008. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90-day backlog approximated $0.8 billion at December 31, 2008, $2.2 billion at December 31, 2007 and $2.7 billion at December 31, 2006. Production of the year-end 2008 backlog is expected to be substantially completed during 2009.

OTHER BUSINESS

The Truck and Other businesses include a division of the Company which manufactures industrial winches in two U.S. plants and markets them under the Braden, Carco, and Gearmatic nameplates. The markets for these products are highly competitive and the Company competes with a number of well established firms. Sales of industrial winches were approximately 1% of net sales and revenues in 2008, 2007 and 2006.

The Braden, Carco, and Gearmatic trademarks and trade names are recognized internationally and play an important role in the marketing of those products.

FINANCIAL SERVICES

In North America, Australia and 16 European countries, the Company provides financing and leasing arrangements, principally for its manufactured trucks, through wholly owned finance companies operating under the PACCAR Financial trade name. They provide inventory financing for independent dealers selling PACCAR products, and retail and lease financing for new and used trucks and other transportation equipment sold principally by its independent dealers. Receivables are secured by the products financed or leased.

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

EMPLOYEES

On December 31, 2008, the Company had approximately 18,700 employees.

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

Business and Industry Risks

Commercial truck market demand is variable.  Demand for commercial vehicles depends on economic and other conditions in a given market and the introduction of new vehicles and technologies.  The yearly demand for commercial vehicles may increase or decrease more than overall gross domestic product in markets the Company serves which are principally North America and Western Europe. Demand may also be affected by factors impacting new truck prices such as costs of raw materials and components and cost of compliance with governmental regulations (including tariffs, engine emissions regulations, import regulations and taxes).

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

The financial services segment is subject to liquidity risk.  The global economy is experiencing a recession and the financial markets are experiencing significant volatility.  Financial turmoil is affecting the banking system and financial markets and has resulted in reduced liquidity in the global credit markets.  Despite the reduced liquidity, the Company’s financial services segment has generally been able to issue commercial paper, medium-term notes and bank debt.  If commercial paper, medium-term notes and bank debt do not provide the necessary liquidity in the future, the financial services segment may limit its financing of retail and wholesale assets.  This may have a negative effect on the Company’s financial services segment results.

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

Construction of PACCAR’s new engine production facility in Columbus, Mississippi began in July 2007 and is expected to be completed in late 2010.  PACCAR’s 12.9-liter and 9.2-liter diesel engines planned to be manufactured in Columbus will be installed in Kenworth and Peterbilt trucks and may be exported to meet DAF’s production requirements.  DAF’s engine production facility in Eindhoven, the Netherlands may also manufacture the 12.9 liter and 9.2 liter engine for North America.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)          Market Information, Holders, Dividends, Securities Authorized for Issuance Under Equity Compensation Plans and Performance Graph

Data regarding Market Information, Holders and Dividends are included in the Annual Report to Stockholders for the year ended December 31, 2008, under the caption “Common Stock Market Prices and Dividends” and are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008, regarding compensation plans under which PACCAR equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options and Other Rights	Weighted-average Exercise Price of Outstanding Options	Securities Available for Future Grant (Excluding Shares Reflected in Column (1)
	(1)	(2)	(3)
Stock compensation Plans approved by Shareholders	6,328,053	$26.39	18,750,047

All stock compensation plans have been approved by the shareholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 528,798 shares that represent deferred cash awards payable in stock. The weighted-average exercise price does not include the securities that represent deferred cash awards.

Securities available for future grant are authorized under the following two plans: (i) 17,805,372 shares under the LTI Plan, and (ii) 944,675 shares under the RSDC Plan.

Data regarding the Performance Graph are included in the Annual Report to Stockholders for the year ended December 31, 2008, under the caption “Stockholder Return Performance Graph” and are incorporated herein by reference.

(b)         Use of Proceeds from Registered Securities

Not applicable

(c)          Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of PACCAR’s common stock in the 4th Quarter of 2008. On October 29, 2007, PACCAR’s Board of Directors approved the repurchase of $300 million of common stock. Through December 31, 2008, $292 million of shares have been repurchased. On July 8, 2008, PACCAR’S Board of Directors approved the repurchase of an additional $300 million of the Company’s common stock. No shares have been repurchased pursuant to the July 2008 authorization.

ITEM 6.	SELECTED FINANCIAL DATA.

Information in response to Item 301 of Regulation S-K appears in the Annual Report to Stockholders for the year ended December 31, 2008 under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information in response to Item 303 of Regulation S-K appears in the Annual Report to Stockholders for the year ended December 31, 2008 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information in response to Item 305 of Regulation S-K appears in the Annual Report to Stockholders for the year ended December 31, 2008 under the caption “Market Risks and Derivative Instruments” and is incorporated herein by reference.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2008, are incorporated herein by reference:

Consolidated Statements of Income

— Years Ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets

— December 31, 2008 and 2007

Consolidated Statements of Cash Flows

— Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity

— Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

— December 31, 2008, 2007 and 2006

Information in response to Item 302(A) of Regulation S-K appears in the Annual Report to Stockholders for the year ended December 31, 2008 under the caption “Quarterly Results (Unaudited)” and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2008 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management’s Report on Internal Control over Financial Reporting on page 50 and Report of Independent Registered Public Accounting Firm on the Company’s Internal Controls on page 51 of the Annual Report to Stockholders for the year ended December 31, 2008, are incorporated herein by reference.

ITEM 9B.

OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 401(a), (d), and (e) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 28, 2009 and is incorporated herein by reference:

•                  Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

Item 401(b) of Regulation S-K:

Executive Officers of the registrant as of February 27, 2009:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (55)	Chairman and Chief Executive Officer since 1997. Mr. Pigott is the nephew of James C. Pigott, a director of the Company.

Thomas E. Plimpton (59)	Vice Chairman; President from January 2003 to September 2008.

James G. Cardillo (60)	President; Executive Vice President from September 2006 to September 2008; Senior Vice President from May 2004 to September 2006; previously President of DAF Trucks N.V. from July 1999 to May 2004.

Daniel D. Sobic (55)	Executive Vice President; Senior Vice President from January 2007 to October 2008; previously Vice President of PACCAR and General Manager of Peterbilt from October 2003 to December 2006.

Ronald E. Armstrong (53)	Senior Vice President; Vice President from January 2007 to November 2007; previously Vice President and Controller from November 2002 to December 2006.

Michael T. Barkley (53)	Vice President and Controller; Operations Controller from January 2000 to December 2006.

Robert J. Christensen (52)	Senior Vice President; Vice President of PACCAR and General Manager of Kenworth from July 2002 to October 2008.

David C. Anderson (55)	Vice President and General Counsel; Counsel from March to December 2004; previously Vice President, General Counsel and Corporate Secretary of Airborne Express, Inc.

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

Item 407(d)(4) and 407(d)(5) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 28, 2009 and is incorporated herein by reference:

•                  Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”

•                  Identification of the audit committee financial expert is included under the caption “AUDIT COMMITTEE REPORT.”

ITEM 11.	EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 28, 2009 and is incorporated herein by reference:

•                  Compensation of Directors is included under the caption “COMPENSATION OF DIRECTORS.”

•                  Compensation of Executive Officers and Related Matters is included under the caption “COMPENSATION OF EXECUTIVE OFFICERS.”

•                  Compensation Committee Report is under the caption “COMPENSATION COMMITTEE REPORT.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock ownership information is included under the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “STOCK OWNERSHIP OF OFFICERS AND DIRECTORS” in the proxy statement for the annual stockholders meeting of April 28, 2009 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 5 of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 2008.

Information concerning director independence is included under the caption “BOARD GOVERNANCE” in the proxy statement for the annual stockholders meeting of April 28, 2009 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal accounting fees and services information is included under the caption “AUDIT COMMITTEE REPORT” in the proxy statement for the annual stockholders meeting of April 28, 2009 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)          (1)          Listing of financial statements

The following consolidated financial statements of PACCAR Inc and subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2008, are incorporated by reference in Item 8:

Consolidated Statements of Income

— Years Ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets

— December 31, 2008 and 2007

Consolidated Statements of Cash Flows

— Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity

— Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

— December 31, 2008, 2007 and 2006

(2)          Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(3)          Listing of Exhibits (in order of assigned index numbers):

(3)          (i)             Articles of incorporation:

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

(ii)          Amended and Restated Bylaws of PACCAR Inc (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005).

(4)          Instruments defining the rights of security holders, including indentures:

(a)          Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of June 19, 1989 between PACCAR Financial Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of PACCAR Financial Corp.’s Annual Report on Form 10-K dated March 26, 1984, File Number 001-11677 and Exhibit 4.2 of PACCAR Financial Corp.’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434), and the Agreement of Resignation, Appointment and Acceptance, dated as of October 31, 2006 (incorporated by reference to PACCAR Financial Corp.’s Form 8-K dated November 3, 2006).

(b)         Forms of Medium-Term Note, Series K (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated December 23, 2003, Registration Number 333-111504).

Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series K (incorporated by reference to Exhibit 4.3 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated December 23, 2003, Registration Number 333-111504).

(c)          Forms of Medium-Term Note, Series L (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

Form of Letter of Representation among PACCAR Financial Corp., Citibank, N.A. and the Depository Trust Company, Series L (incorporated by reference to Exhibit 4.3 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

(d)         Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of PACCAR Inc.’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

(e)          Forms of Medium-Term Note, Series A (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Inc’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

(f)            Terms and Conditions of the Notes applicable to the €1,500,000,000 Euro Medium Term Note Programme of PACCAR Financial Europe B.V.

(g)         Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)    Material contracts:

(a)          PACCAR Inc Amended and Restated Supplemental Retirement Plan.

(b)         Deferred Compensation Plan (Amended and Restated as of January 1, 2009).

(c)          Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004. Incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the year ended December 31, 2005).

(d)         Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors.

(e)          PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors.

(f)            PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement For Non-Employee Directors, (incorporated by reference as Exhibit 99.3 to Current Report on Form 8-K of PACCAR Inc dated December 10, 2007)

(f1)      Amendment to compensatory arrangement with non-employee directors (incorporated by reference to Exhibit (10)(h) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2005).

(g)         PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (incorporated by reference to Appendix B of the 2006 Proxy Statement, dated March 14, 2006).

(h)         PACCAR Inc Long Term Incentive Plan (incorporated by reference to Appendix A of the 2006 Proxy Statement, dated March 14, 2006).

(i)             PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K of PACCAR Inc dated January 20, 2005 and filed January 25, 2005).

(j)             PACCAR Inc Long Term Incentive Plan, Amended Form of 2006 Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.2 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007).

(k)          PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007).

(l)             PACCAR Inc Long Term Incentive Plan, Amended Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.3 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007).

(m)       PACCAR Inc Long Term Incentive Plan, 2008 Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 to the Current Report on Form 8-K of PACCAR Inc dated February 5, 2008)

(n)         PACCAR Inc Savings Investment Plan, Amendment and Restatement Effective January 1, 2007.

(o)         Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K of PACCAR Inc filed May 16, 2007).

(p)         Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities; (Incorporated by reference as Exhibit 10(o) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2008).

(13)    Annual report to security holders

Portions of the 2008 Annual Report to Stockholders have been incorporated by reference and are filed herewith.

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

(a)          Certification of Principal Executive Officer.

(b)         Certification of Principal Financial Officer.

(32)    Section 1350 Certifications:

(a)          Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

(b)         Exhibits (Exhibits filed with the Securities and Exchange Commission are not included herein. Copies of exhibits will be furnished to stockholders at a cost of 25¢ per page upon written request addressed to Corporate Secretary, PACCAR Inc, P.O. Box 1518, Bellevue, Washington 98009.)

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

PACCAR Inc
Registrant

Date:	February 27, 2009	/s/ M. C. Pigott
M. C. Pigott, Chairman
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Title

	/s/ T. E. Plimpton	Vice Chairman and Director
	T. E. Plimpton	(Principal Financial Officer)

	/s/ M. T. Barkley	Vice President and Controller
	M. T. Barkley	(Principal Accounting Officer)

	*/s/ K. S. Hachigian	Director
K. S. Hachigian

	*/s/ J. C. Pigott	Director
J. C. Pigott

	*/s/ J. M. Fluke, Jr.	Director
J. M. Fluke, Jr.

	*/s/ C. R. Williamson	Director
C. R. Williamson

	*/s/ A. J. Carnwath	Director
A. J. Carnwath

	*/s/ W. G. Reed, Jr.	Director
W. G. Reed, Jr.

	*/s/ S. F. Page	Director
S. F. Page

	*/s/ R. T. Parry	Director
R. T. Parry

	*/s/ G. M. E. Spierkel	Director
G. M. E. Spierkel

	*/s/ W. R. Staley	Director
W. R. Staley

*By	/s/ M. C. Pigott
M. C. Pigott
Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15(c)

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2008

PACCAR INC AND SUBSIDIARIES

BELLEVUE, WASHINGTON