Form 10-Q
period 2009-03-31
PACCAR INC
filed 2009-05-07
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

Commission File No. 001-14817

PACCAR Inc

(Exact name of Registrant as specified in its charter)

Delaware	91-0351110
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

777 - 106th Ave. N.E., Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

(425) 468-7400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value — 363,180,625 shares as of March 31, 2009

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Amounts)

Three Months Ended March 31	2009	2008
TRUCK AND OTHER:
Net sales and revenues	$1,730.4	$3,621.0

Cost of sales and revenues	1,561.1	3,079.3
Research and development	52.3	82.9
Selling, general and administrative	88.4	126.1
Interest and other expense, net	15.3	1.1
	1,717.1	3,289.4
Truck and Other Income Before Income Taxes	13.3	331.6

FINANCIAL SERVICES:
Revenues	254.8	317.4

Interest and other	193.2	203.6
Selling, general and administrative	21.3	29.1
Provision for losses on receivables	25.0	17.4
	239.5	250.1
Financial Services Income Before Income Taxes	15.3	67.3

Investment income	8.0	24.7
Total Income Before Income Taxes	36.6	423.6

Income taxes	10.3	131.3
Net Income	$26.3	$292.3

Net Income Per Share:

Basic	$0.07	$.80
Diluted	$0.07	$.79

Weighted Average Common Shares Outstanding:
Basic	363.1	366.5
Diluted	364.0	368.3

Dividends declared per share	$.18	$.18

See notes to consolidated financial statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets (Millions)

	March 31	December 31
	2009	2008*
	(Unaudited)
ASSETS
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,849.8	$1,899.2
Trade and other receivables, net	650.7	698.7
Marketable debt securities	177.3	175.4
Inventories	602.7	658.1
Deferred taxes and other current assets	255.6	211.7
Total Truck and Other Current Assets	3,536.1	3,643.1
Equipment on operating leases, net	404.0	425.3
Property, plant and equipment, net	1,703.0	1,782.8
Other noncurrent assets	372.2	368.2
Total Truck and Other Assets	6,015.3	6,219.4

FINANCIAL SERVICES:
Cash and cash equivalents	75.1	56.0
Finance and other receivables, net	7,234.3	8,036.4
Equipment on operating leases, net	1,409.1	1,534.8
Other assets	334.3	403.2
Total Financial Services Assets	9,052.8	10,030.4
	$15,068.1	$16,249.8

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets (Millions)

	March 31	December 31
	2009	2008*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$1,462.5	$1,792.3
Dividend payable	—	36.3
Total Truck and Other Current Liabilities	1,462.5	1,828.6
Long-term debt	168.6	19.3
Residual value guarantees and deferred revenues	446.6	470.8
Deferred taxes and other liabilities	483.9	636.6
Total Truck and Other Liabilities	2,561.6	2,955.3
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	222.7	249.2
Commercial paper and bank loans	2,621.7	3,576.2
Term notes	4,238.7	3,889.3
Deferred taxes and other liabilities	692.1	733.1
Total Financial Services Liabilities	7,775.2	8,447.8
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 363.6 million shares	363.6	363.1
Additional paid-in capital	55.2	46.1
Treasury stock - at cost — 0.41 million shares	(17.4)	(17.4)
Retained earnings	4,685.9	4,724.7
Accumulated other comprehensive loss	(356.0)	(269.8)
Total Stockholders’ Equity	4,731.3	4,846.7
	$15,068.1	$16,249.8

*     The December 31, 2008 Consolidated Balance Sheet has been derived from audited financial statements.

See notes to consolidated financial statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31	2009	2008
	(Millions of Dollars)

OPERATING ACTIVITIES
Net income	$26.3	$292.3
Items included in net income not affecting cash:
Depreciation and amortization:
Property, plant and equipment	49.5	55.1
Equipment on operating leases and other	105.3	95.8
Provision for losses on financial services receivables	25.0	17.4
Other, net	(28.3)	.6
Change in operating assets and liabilities:
Wholesale receivables on new trucks	205.2	(95.0)
Sales-type finance leases and dealer direct loans on new trucks	44.1	40.9
Other, net	(336.3)	(40.1)
Net Cash Provided by Operating Activities	90.8	367.0

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(190.8)	(630.9)
Collections on retail loans and direct financing leases	561.7	767.5
Marketable securities purchases	(73.3)	(177.1)
Marketable securities sales and maturities	71.1	325.7
Acquisition of property, plant and equipment	(16.5)	(86.8)
Acquisition of equipment for operating leases	(96.4)	(211.6)
Proceeds from asset disposals	91.4	48.3
Other, net	4.9	11.9
Net Cash Provided by Investing Activities	352.1	47.0

FINANCING ACTIVITIES:
Cash dividends paid	(101.3)	(433.0)
Purchase of treasury stock	—	(104.2)
Stock compensation transactions	7.0	6.9
Net (decrease) increase in commercial paper and short-term bank loans	(904.3)	220.3
Proceeds from term-debt	942.8	—
Payments on term-debt	(354.6)	(287.2)
Net Cash Used in Financing Activities	(410.4)	(597.2)

Effect of exchange rate changes on cash	(62.8)	64.7
Net Decrease in Cash and Cash Equivalents	(30.3)	(118.5)

Cash and Cash Equivalents at beginning of period	1,955.2	1,858.1
Cash and Cash Equivalents at end of period	$1,924.9	$1,739.6

See notes to consolidated financial statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the 2009 presentation.

NOTE B - Inventories

	March 31	December 31
	2009	2008
Inventories at cost:
Finished products	$351.3	$394.3
Work in process and raw materials	409.6	421.7
	760.9	816.0
Less LIFO reserve	(158.2)	(157.9)
	$602.7	$658.1

Under the LIFO method of accounting (used for approximately 53% of March 31, 2009 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs.  Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE C - Finance and Other Receivables

	March 31	December 31
	2009	2008
Loans	$3,212.9	$3,506.7
Retail direct financing leases	2,311.3	2,558.4
Sales-type finance leases	771.6	817.9
Dealer wholesale financing	1,370.9	1,635.0
Interest and other receivables	124.2	127.3
Unearned interest:
Finance leases	(384.0)	(430.6)
	7,406.9	8,214.7
Less allowance for losses	(172.6)	(178.3)
	$7,234.3	$8,036.4

NOTE D - Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and accrued costs associated with optional extended warranty and repair and maintenance contracts.  Warranty expenses and reserves are estimated and recorded at the time products or contracts are sold based on historical data regarding the source, frequency and cost of claims.  PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

	2009	2008
Beginning balance, January 1	$450.4	$483.3
Cost accruals and revenue deferrals	62.3	86.2
Payments and revenue recognized	(89.2)	(88.7)
Currency translation	(17.7)	25.2
Ending balance, March 31	$405.8	$506.0

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE E - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, are as follows:

Three Months Ended March 31	2009	2008
Net income	$26.3	$292.3
Other comprehensive (loss) income:
Currency translation (loss) gain	(100.3)	94.0
Derivative contracts increase (decrease)	9.7	(34.7)
Marketable securities increase	.4	2.7
Employee benefit plans amortization	4.0	.5
Net other comprehensive (loss) income	(86.2)	62.5
Comprehensive (loss) income	$(59.9)	$354.8

The currency translation loss in 2009 was primarily attributable to increases in the value of the U.S. dollar relative to the euro and the Canadian dollar.  The currency translation gain in 2008 was primarily due to the decrease in value of the U.S. dollar relative to the euro.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive income (loss) was comprised of the following:

	March 31	December 31
	2009	2008
Currency translation adjustment	$59.9	$160.2
Net unrealized loss on derivative contracts	(72.6)	(82.3)
Net unrealized investment gains	1.0	.6
Employee benefit plans	(344.3)	(348.3)
Total accumulated other comprehensive loss	$(356.0)	$(269.8)

Stock Compensation Plans

Stock-based compensation expense for the first quarter was $3.4 in 2009 and $3.0 in 2008.  Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $1.9 and $3.0 for the first three months of 2009 and 2008, respectively, and have been classified as a financing cash flow.

During the first quarter of 2009, PACCAR granted 1,182,790 employee stock options at an exercise price of $30.81.  The estimated aggregate fair value of the options granted was $10.0.  The Company also issued 473,808 additional common shares under deferred and stock compensation arrangements.  The fair value of these awards was determined based on the stock price at the award date.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE F - Net Income Per Share

The following table shows the additional amounts added to the weighted average basic shares outstanding to calculate diluted earnings per share.  These amounts primarily represent the dilutive effect of stock options.  Antidilutive options are excluded from the diluted earnings per share calculation and are shown separately in the table below.

Three Months Ended March 31	2009	2008
Additional shares	922,900	1,796,700
Antidilutive options	4,030,700	1,509,100

On January 1, 2009, the Company adopted FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1).  Certain restricted stock awards granted to employees meet the definition of participating securities pursuant to FSP EITF 03-6-1 as these awards contain rights to dividends prior to vesting.  As a result, basic earnings per share is allocated between distributed and undistributed income per share.  Basic net income per share of $.07 in the first quarter of 2009 consisted of distributed net income per share of $.18 and an undistributed net loss of $.11.  Basic net income per share of $.80 in the first quarter of 2008 consisted of distributed net income per share of $.18 and undistributed net income per share of $.62.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE G - Segment Information

Three Months Ended March 31	2009	2008
Net sales and revenues:
Truck
Total	$1,760.2	$3,701.4
Less intersegment	(57.8)	(118.7)
Total Truck	1,702.4	3,582.7
All Other	28.0	38.3
	1,730.4	3,621.0
Financial Services	254.8	317.4
	$1,985.2	$3,938.4

Income before income taxes:
Truck	$25.4	$334.1
All Other	(12.1)	(2.5)
	13.3	331.6
Financial Services	15.3	67.3
Investment income	8.0	24.7
	$36.6	$423.6

Included in All Other is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense.  Included in 2009 All Other income before income taxes is $11.5 for expense related to the net change in value of economic hedges.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE H - Derivative Financial Instruments

The Company adopted Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities effective January 1, 2009.  Derivative financial instruments are used as hedges to manage exposures to fluctuations in interest rates and foreign currency exchange rates.  Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting.  Derivative instruments that are not subject to hedge accounting are held as economic hedges.  The Company’s policies prohibit the use of derivatives for speculation or trading.  At inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment.  Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default.  The Company had no material exposures to default at March 31, 2009.

Interest-Rate Contracts:  The Company enters into various interest-rate contracts, including interest-rate swaps and cross currency interest-rate swaps.  Interest-rate swaps involve the exchange of fixed for floating rate or floating for fixed rate interest payments based on the contractual notional amounts in a single currency.  Cross currency interest-rate swaps involve the exchange of notional amounts and interest payments in different currencies.  These contracts are used to manage exposures to fluctuations in interest rates and foreign currency exchange rates.  Net amounts paid or received are reflected as adjustments to interest expense.

At March 31, 2009, the notional amount of the Company’s interest-rate contracts was $4,716.5.  Notional maturities for all interest rate contracts over the next six years are $1,200.5 for the remainder of 2009, $1,502.2 for 2010, $1,355.9 for 2011, $489.8 for 2012, $30.9 for 2013 and $137.2 for 2014.  The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Foreign Currency Exchange Contracts:  The Company enters into foreign currency exchange contracts to hedge certain anticipated transactions, assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar and the Mexican peso.  At March 31, 2009, the notional amount of the outstanding foreign currency exchange contracts was $614.6.  Foreign currency exchange contracts mature within one year.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the locations and fair value of derivative financial instruments:

At March 31, 2009	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other Assets	$23.4
Deferred taxes and other liabilities		$111.7
Foreign currency exchange contracts:
Truck and Other:
Other current assets	4.8
Accounts payable, accrued expenses and other		.1
Financial Services: Other Assets	2.5
Total	$30.7	$111.8

Economic hedges:
Interest-rate contracts:
Financial Services:
Other assets	$4.5
Deferred taxes and other liabilities		$29.8
Foreign currency exchange contracts:
Truck and Other: Other current assets	4.9
Financial Services:
Other Assets	2.0
Deferred taxes and other liabilities		5.6
Total	$11.4	$35.4

Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective.  Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged.  Changes in the fair value of economic hedges are recorded in earnings in the period in which the change occurs.

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense.  Net realized gains and losses from foreign exchange contracts are recognized as an adjustment to cost of sales or to financial services interest expense, consistent with the hedged transaction.  Of the $72.6 million accumulated net loss included in other comprehensive income as of March 31, 2009, $39.9, net of taxes, is expected to be reclassified to interest expense or cost of sales in the following 12 months.  The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Substantially all of the Company’s interest-rate contracts and foreign currency exchange contracts have been designated as cash flow hedges.  The Company uses regression analysis to assess and measure effectiveness of interest-rate contracts.  For foreign currency exchange contracts, the Company performs quarterly assessments to ensure that critical terms continue to match.  Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the three months ended March 31, 2009.

Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge.

The following table presents the pre-tax effects of derivative instruments on the statement of consolidated income and other comprehensive income (OCI) for the three months ended March 31, 2009:

	Income (Expense) Recognized on Derivatives	Income (Expense) Recognized on Term Notes
Derivatives designated as fair value hedges:
Interest-rate contracts:
Financial Services: Interest and other	$5.6	$(6.3)

	Gain (Loss) Recognized in OCI	Income (Expense) Reclassified from Accumulated OCI into Income
Derivatives designated as cash flow hedges:
Interest-rate contracts:
Financial Services: Interest and other		$(21.6)
Other Comprehensive Income	$(5.3)
Foreign currency exchange contracts:
Truck and Other:
Cost of sales		7.5
Interest and other expense, net		.3
Other Comprehensive Income	.1
Total	$(5.2)	$(13.8)

Income (Expense) Recognized
Economic hedges- Interest-rate contracts:
Financial Services: Interest and other	$(11.1)
Truck and Other: Interest and other expense, net	(2.4)
Total	$(13.5)

Income (Expense) Recognized
Economic hedges- Foreign currency exchange contracts:
Truck and Other:
Cost of Sales	$7.9
Interest and other expense, net	(9.1)
Financial Services: Interest and other	(8.6)
Total	$(9.8)

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

A substantial portion of foreign currency exchange contracts held as economic hedges were hedges  of foreign currency exposures related to certain borrowings.  As a result, the changes in fair value on these contracts were offset by the foreign currency translation gains or losses on the related borrowings.  The total $9.8 expense recognized during the first quarter of 2009 was offset by $8.3 of currency translation gains.

NOTE I - Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The hierarchy of fair value measurements is described below.

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

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to recurring fair value measurements.

Marketable Securities:  The Company’s marketable debt securities consist of municipal bonds, government obligations and investment-grade corporate bonds.

The fair value of government obligations and corporate bonds is based on quoted prices in active markets.  These are categorized as Level 1.

The fair value of municipal bonds is estimated using recent transactions, market price quotations, and pricing models that consider, where applicable, interest rates and other observable market information.  These bonds are categorized as Level 2.

Derivative Financial Instruments:  The Company’s derivative contracts consist of interest-rate contracts and foreign currency exchange contracts.

These derivative contracts are over the counter and their fair value is determined using modeling techniques that include market inputs such as interest rates, yield curves and currency exchange rates.  These contracts are categorized as Level 2.

A portion of the Company’s fixed-rate term notes has been converted to variable-rate term notes using fair value hedges for interest-rate risk.  Fair value is determined using modeling techniques that include market inputs for interest rates.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

PACCAR’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At March 31, 2009	Level 1	Level 2	Total
Assets:
Marketable debt securities	$12.2	$165.1	$177.3
Derivative contracts		42.1	42.1
Liabilities:
Term notes		396.8	396.8
Derivative contracts		147.2	147.2

At December 31, 2008	Level 1	Level 2	Total
Assets:
Marketable debt securities	$6.9	$168.5	$175.4
Derivative contracts		60.4	60.4
Liabilities:
Term notes		541.4	541.4
Derivative contracts		173.0	173.0

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE J - Employee Benefit Plans

PACCAR has several defined benefit pension plans, which cover a majority of its employees.  The Company also provides coverage of approximately 50% of medical costs for the majority of its U.S. employees from retirement until age 65.

The following information details the components of net periodic pension cost for the Company’s defined benefit plans:

Three Months Ended March 31	2009	2008
Components of Pension Expense:
Service cost	$10.1	$12.0
Interest on projected benefit obligation	18.0	18.5
Expected return on assets	(21.5)	(23.6)
Amortization of prior service costs	.5	.7
Recognized actuarial loss	3.0	.4
Net pension expense	$10.1	$8.0

During the first quarter of 2009, the Company contributed $153.2 to its pension plans.

The following information details the components of net periodic retiree cost for the Company’s unfunded postretirement medical and life insurance plans:

Three Months Ended March 31	2009	2008
Components of Retiree Expense:
Service cost	$.9	$1.1
Interest cost	1.2	1.4
Recognized actuarial loss	—	.1
Recognized net initial obligation	.1	.1
Net retiree expense	$2.2	$2.7

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

PACCAR recorded lower sales and net income in the first quarter of 2009 compared to year-earlier levels.  Net sales and revenues in the first quarter of 2009 were $1.99 billion compared to 3.94 billion in the first quarter of 2008.  Net income was $26.3 million compared to the $292.3 million earned in the first quarter of the prior year.  The translation effect of weaker foreign currencies decreased first quarter 2009 sales and revenues by $203.6 million and income before income taxes by $18.1 million compared to the first quarter of 2008.

Truck segment net sales and revenues decreased to $1.70 billion in the first quarter of 2009 from $3.58 billion in the first quarter of 2008 due to lower truck sales worldwide.  Truck segment income before income taxes of $25.4 million decreased from $334.1 million in the prior year due to lower truck sales and margins in all markets, partially offset by lower spending on research and development and selling, general, and administrative expenses.  First quarter 2009 gross margins of 9.6% declined from 14.9% in 2008, reflecting lower truck demand.

Truck retail sales in the U.S. and Canada were negatively impacted by continued economic weakness, including housing starts and auto production.  Customers continue to delay purchasing decisions due to low freight tonnage and uncertain economic conditions.  PACCAR’S Class 8 truck production in the U.S. and Canada was down from the first quarter of 2008.  The Company expects industry Class 8 heavy-duty retail sales for the year to be in the range of 100,000 - 130,000 trucks.

Truck demand in Europe has also been negatively affected by an economic recession as DAF’s heavy-duty truck production declined from the same period last year.  Europe 2009 industry sales for the above 15 tonne truck market are expected to be in the range of 180,000 - 220,000 trucks.

Selling, general and administrative expense (SG&A) of $88.4 million decreased $37.7 million compared to the first quarter of 2008 as a result of rigorous cost reduction initiatives.   As a percent of sales, SG&A increased to 5.1% from 3.5% reflecting lower sales volumes.

Financial Services segment revenues decreased to $254.8 million from $317.4 million in the first quarter of last year.  Financial Services income before income taxes of $15.3 million in the first quarter of 2009 decreased from $67.3 million earned in the first quarter of 2008, primarily due to lower finance margins resulting from a declining portfolio and higher credit losses.  Included in the lower finance margin in 2009 was $11.1 million of expense related to derivative contracts not subject to hedge accounting.

The provision for losses was $25.0 million in the first quarter of 2009 compared to $26.9 million in the fourth quarter of 2008 and $17.4 million in the first quarter last year.  Credit losses were $28.3 million in the first quarter of 2009 compared to $32.4 million in the fourth quarter of 2008 and $15.3 million in the first quarter last year.  In the current quarter, credit losses declined from the fourth quarter of 2008 due to lower credit losses in the U.S. and Canada partially offset by higher credit losses in Europe.  First quarter 2009 credit losses increased over the first quarter of 2008 primarily due to increases in Europe.

Financial Services segment 30+ days past due accounts were 4.9% of the portfolio balances as of March 31, 2009 compared to 3.3% as of December 31, 2008 and 2.3% as of March 31, 2008.  The increase in past due accounts in the first quarter of 2009 over the fourth quarter of 2008 was due to increases in Europe and Mexico as negative economic conditions exerted further pressure on truck operators.  First quarter 2009 30+ days past due accounts in the U.S. and Canada were comparable to the fourth quarter of 2008.

The effective tax rate for the first quarter of 2009 was 28.1% compared to 31.0% last year reflecting the mix of income from foreign operations.

LIQUIDITY AND CAPITAL RESOURCES:

Total Truck and Other cash and marketable debt securities decreased $47.5 million to $2.03 billion at the end of the first quarter of 2009, as positive operating cash flow was offset by dividend payments and capital investments.

Cash provided by operations was $90.8 million in the first quarter of 2009 compared to $367.0 million in the first quarter of 2008.

In November 2008, PACCAR Inc filed a shelf registration under the Securities Act of 1933.  In February 2009, the Company issued $750 million of fixed rate medium-term notes under this registration.  The registration expires in 2011 and does not limit the principal amount of debt securities that may be issued during the period.

In January 2009, PACCAR’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), issued $178.5 million of floating rate medium-term notes.  The registration under which these were issued expires in November 2009 and does not limit the principal amount of debt securities that may be issued during the period.  PFC intends to file a new shelf registration statement under the Securities Act of 1933 in November 2009.

At March 31, 2009, PACCAR’s European finance subsidiary, PACCAR Financial Europe (PFE), had €480 million available for issuance under a €1.5 billion medium-term note program registered with the London Stock Exchange.  The program is renewable annually.

The Company has line of credit arrangements of $3.51 billion, of which $3.28 billion was unused at the end of March 2009.  Included in these arrangements are $3.0 billion of syndicated bank facilities.  Of the $3.0 billion bank facilities, $2.0 billion matures in June 2009 and $1.0 billion matures in June 2012.  The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration.  These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes.

The Company believes its strong liquidity position and AA- investment grade credit rating will continue to provide financial stability and access to capital markets at competitive interest rates.

Other information on liquidity and capital resources as presented in the 2008 Annual Report to Stockholders continues to be relevant.

FORWARD-LOOKING STATEMENTS:

Certain information presented in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results.  Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs or litigation; or legislative and governmental regulations.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2009.  For additional information, refer to Item 7A as presented in the 2008 Annual Report on Form 10-K.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2009.  Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.  There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.   CONTROLS AND PROCEDURES

Not Applicable.

PART II—OTHER INFORMATION

For Items 1, 3 and 5, there was no reportable information for the three months ended March 31, 2009.

ITEM 1A.   RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2008 Annual Report on Form 10-K.  There has been no material changes in the Company’s risk factors during the three months ended March 31, 2009.

ITEM 2.      UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the three months ended March 31, 2009.

(c)     Issuer purchases of equity securities.

There were no repurchases of PACCAR’s common stock in the first quarter of 2009. On October 29, 2007, the Board of Directors approved a plan to repurchase up to $300 million of PACCAR’s outstanding common stock. As of March 31, 2009, $292 million of shares have been repurchased under this plan. On July 8, 2008, PACCAR’s Board of Directors approved a new plan to repurchase up to an additional $300 million of the Company’s outstanding common stock. No repurchases were made under this plan.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The annual meeting of stockholders was held on April 28, 2009.

(b)    The following persons were elected to serve as directors:

Class II - Term Expiring in 2012

Mark C. Pigott

William G. Reed, Jr.

Warren R. Staley

Charles R. Williamson

Other persons whose term of office as a director continued after the meeting:

Class I - Term Expiring in 2011

John M. Fluke, Jr.

Kirk S. Hachigian

Stephen F. Page

Thomas E. Plimpton

Class III - Term Expiring in 2010

Alison J. Carnwath

Robert T. Parry

John M. Pigott

Gregory M.E. Spierkel

(c)     Following is a brief description and vote count of all items voted on at the annual meeting:

ITEM NO. 1: ELECTION OF DIRECTORS

Directors were elected with the following vote:

	Shares Voted	Shares	Broker
	“For”	“Withheld”	Nonvotes
Mark C. Pigott	330,299,640	4,311,531	—
William G. Reed, Jr.	329,022,055	5,589,116	—
Warren R. Staley	332,205,473	2,405,698	—
Charles R. Williamson	329,775,335	4,835,836	—

ITEM NO. 2: STOCKHOLDER PROPOSAL REGARDING THE ANNUAL ELECTION OF ALL DIRECTORS

Item No. 2 was not approved with the following vote:

Shares Voted	Shares Voted		Broker
“For”	“Against”	Abstentions	Nonvotes
136,464,788	169,682,271	1,675,215	26,788,897

ITEM NO. 3: STOCKHOLDER PROPOSAL REGARDING A DIRECTOR VOTE THRESHOLD

Item No. 3 was not approved with the following vote:

Shares Voted	Shares Voted		Broker
“For”	“Against”	Abstentions	Nonvotes
99,891,403	205,561,145	2,369,726	26,788,897

(d)     None

ITEM 6.      EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	May 6, 2009	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

3	(i)	Articles of incorporation:

		a)	Restated Certificate of Incorporation of PACCAR Inc (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005).

b)

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

(f)

Terms and Conditions of the Notes applicable to the €1,500,000,000 Euro Medium Term Note Programme of PACCAR Financial Europe B.V. (incorporated by reference to Exhibit 4(f) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

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

(10)	Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan (incorporated by reference to Exhibit 10(a) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

	(b)	Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004. Incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the year ended December 31, 2005).

(d)

Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Exhibit 10(d) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(e)

PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(e) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(f)

PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement For Non-Employee Directors (incorporated by reference as Exhibit 99.3 to Current Report on Form 8-K of PACCAR Inc dated December 10, 2007).

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

(m)

PACCAR Inc Long Term Incentive Plan, 2008 Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 to the Current Report on Form 8-K of PACCAR Inc dated February 5, 2008).

(n)

PACCAR Inc Savings Investment Plan, Amendment and Restatement Effective January 1, 2007. (incorporated by reference as Exhibit 10(n) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

	(o)	Amendment to the PACCAR Inc Savings Investment Plan, Effective January 1, 2009.

(p)

Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K of PACCAR Inc filed May 16, 2007).

(q)

Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities; (Incorporated by reference as Exhibit 10(o) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2008).

(12)	Statements Re: Computation of Ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three month periods ended March 31, 2009 and 2008.

	(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2004 - 2008.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	(a)	Certification of Principal Executive Officer.

	(b)	Certification of Principal Financial Officer.

(32)	Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).