Form 10-Q
period 2009-06-30
PACCAR INC
filed 2009-08-10
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

Commission File No. 001-14817

PACCAR Inc

(Exact name of registrant as specified in its charter)

Delaware	91-0351110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 - 106th Ave. N.E., Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

(425) 468-7400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value — 363,318,736 shares as of July 31, 2009

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
(Millions Except Per Share Amounts)	2009	2008	2009	2008

TRUCK AND OTHER:
Net sales and revenues	$1,602.3	$3,782.0	$3,332.7	$7,403.0

Cost of sales and revenues	1,492.8	3,202.2	3,053.9	6,281.5
Research and development	52.8	90.7	105.1	173.6
Selling, general and administrative	79.2	127.5	167.6	253.6
Curtailment gain	(47.7)		(47.7)
Interest and other expense (income), net	17.8	(3.1)	33.1	(2.0)

	1,594.9	3,417.3	3,312.0	6,706.7

Truck and Other Income Before Income Taxes	7.4	364.7	20.7	696.3

FINANCIAL SERVICES:
Interest and fees	125.7	178.8	256.8	350.8
Operating lease, rental and other income	117.8	151.7	241.5	297.1

Revenues	243.5	330.5	498.3	647.9

Interest and other borrowing expenses	73.0	104.9	164.3	200.6
Depreciation and other	104.5	112.5	206.4	220.4
Selling, general and administrative	21.3	30.0	42.6	59.1
Provision for losses on receivables	29.1	24.4	54.1	41.8

	227.9	271.8	467.4	521.9

Financial Services Income Before Income Taxes	15.6	58.7	30.9	126.0
Investment income	4.9	22.6	12.9	47.3

Total Income Before Income Taxes	27.9	446.0	64.5	869.6
Income taxes	1.4	132.5	11.7	263.8

Net Income	$26.5	$313.5	$52.8	$605.8

Net Income Per Share:
Basic	$.07	$.86	$.15	$1.66

Diluted	$.07	$.86	$.14	$1.65

Weighted Average Common Shares Outstanding:
Basic	363.4	364.5	363.2	365.5

Diluted	364.4	366.5	364.3	367.4

Dividends declared per share	$.18	$.18	$.36	$.36

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets (Millions) ASSETS	June 30 2009	December 31 2008*
	(Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,795.8	$1,899.2
Trade and other receivables, net	671.5	698.7
Marketable debt securities	165.1	175.4
Inventories	644.6	658.1
Deferred taxes and other current assets	301.7	211.7

Total Truck and Other Current Assets	3,578.7	3,643.1
Equipment on operating leases, net	473.5	425.3
Property, plant and equipment, net	1,733.2	1,782.8
Other noncurrent assets	319.1	368.2

Total Truck and Other Assets	6,104.5	6,219.4

FINANCIAL SERVICES:
Cash and cash equivalents	73.9	56.0
Finance and other receivables, net	6,995.6	8,036.4
Equipment on operating leases, net	1,381.9	1,534.8
Other assets	366.6	403.2

Total Financial Services Assets	8,818.0	10,030.4

	$14,922.5	$16,249.8

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets (Millions) LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30 2009	December 31 2008*
	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$1,480.3	$1,792.3
Dividend payable		36.3

Total Truck and Other Current Liabilities	1,480.3	1,828.6
Long-term debt	170.2	19.3
Residual value guarantees and deferred revenues	520.8	470.8
Deferred taxes and other liabilities	427.3	636.6

Total Truck and Other Liabilities	2,598.6	2,955.3

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	220.2	249.2
Commercial paper and bank loans	3,021.3	3,576.2
Term notes	3,490.3	3,889.3
Deferred taxes and other liabilities	676.1	733.1

Total Financial Services Liabilities	7,407.9	8,447.8

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 1.2 billion shares, 363.7 million shares issued	363.7	363.1
Additional paid-in capital	59.3	46.1
Treasury stock - at cost – .41 million shares	(17.4)	(17.4)
Retained earnings	4,646.8	4,724.7
Accumulated other comprehensive loss	(136.4)	(269.8)

Total Stockholders’ Equity	4,916.0	4,846.7

	$14,922.5	$16,249.8

*	The December 31, 2008 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Millions)	Six Months Ended June 30
	2009	2008
OPERATING ACTIVITIES:
Net income	$52.8	$605.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	95.9	113.6
Equipment on operating leases and other	218.3	201.8
Provision for losses on financial services receivables	54.1	41.8
Curtailment gain	(47.7)
Other	(10.8)	5.1
Pension contributions	(155.2)	(6.8)
Change in operating assets and liabilities:
Wholesale receivables on new trucks	414.0	(63.5)
Sales-type finance leases and dealer direct loans on new trucks	83.2	54.6
Other	(294.6)	(198.8)

Net Cash Provided by Operating Activities	410.0	753.6

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(718.3)	(1,424.7)
Collections on retail loans and direct financing leases	1,300.7	1,502.1
Marketable securities purchases	(116.0)	(284.6)
Marketable securities sales and maturities	126.1	474.9
Acquisition of property, plant and equipment	(30.2)	(201.0)
Acquisition of equipment for operating leases	(298.8)	(481.5)
Proceeds from asset disposals	213.9	84.6
Other	12.4	(5.6)

Net Cash Provided by (Used in) Investing Activities	489.8	(335.8)

FINANCING ACTIVITIES:
Cash dividends paid	(166.7)	(498.6)
Purchase of treasury stock		(192.3)
Stock compensation transactions	5.7	8.9
Net decrease in commercial paper and short-term bank loans	(630.1)	(625.0)
Proceeds from term debt	954.9	922.6
Payment of term debt	(1,177.6)	(279.6)

Net Cash Used in Financing Activities	(1,013.8)	(664.0)
Effect of exchange rate changes on cash	28.5	76.1

Net Decrease in Cash and Cash Equivalents	(85.5)	(170.1)
Cash and cash equivalents at beginning of period	1,955.2	1,858.1

Cash and cash equivalents at end of period	$1,869.7	$1,688.0

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has evaluated subsequent events through the date the financial statements were issued on August 10, 2009.

NOTE B – Investments in Marketable Securities

The Company’s investments in marketable securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive loss. The proceeds from sales of marketable securities for the six months ended June 30, 2009 were $114.6. Gross realized gains and losses for the six months ended June 30, 2009 were insignificant.

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest, dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method.

Marketable debt securities consisted of the following:

At June 30, 2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$149.9	$1.7		$151.6
Non U.S. corporate securities	2.8		$.1	2.7
Other debt securities	10.7	.1		10.8

	$163.4	$1.8	$.1	$165.1

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2008	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$167.2	$1.7	$.4	$168.5
Non U.S. corporate securities	4.3		.3	4.0
Other debt securities	2.9			2.9

	$174.4	$1.7	$.7	$175.4

The fair value of marketable debt securities that have been in a continuous unrealized loss position for 12 months or greater at June 30, 2009 and December 31, 2008 and their unrealized amounts were insignificant.

Contractual maturities at June 30, 2009, were as follows:

Maturities:	Amortized Cost	Fair Value

2009	$12.6	$12.6
2010 through 2014	124.6	126.3
After 2020	26.2	26.2

	$163.4	$165.1

Marketable debt securities included $26.2 and $65.9 of variable rate demand obligations (VRDOs) at June 30, 2009 and December 31, 2008, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically.

NOTE C – Inventories

Inventories include the following:

	June 30 2009	December 31 2008
Finished products	$362.0	$394.3
Work in process and raw materials	443.6	421.7

	805.6	816.0
Less LIFO reserve	(161.0)	(157.9)

	$644.6	$658.1

Inventories are stated at the lower of cost or market. Cost of inventories in the United States is determined principally by the last in, first out (LIFO) method. Cost of all other inventories is determined principally by the first in, first out (FIFO) method.

Under the LIFO method of accounting (used for approximately 50% of June 30, 2009 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D – Finance Receivables

Loans represent fixed- or floating-rate loans to customers collateralized by the vehicles purchased. Retail direct financing and sales-type finance leases are contracts leasing equipment to retail customers and dealers, respectively. These leases are reported as the sum of minimum lease payments receivable and estimated residual value of the property subject to the contracts, reduced by unearned interest on finance leases which is shown separately. Dealer wholesale financing represents floating-rate wholesale loans to PACCAR dealers for new and used trucks. The loans are collateralized principally by the trucks being financed. Interest and other receivables are interest due on loans and leases and other amounts due in the normal course of business. The allowance for losses for loans, leases and other are evaluated together as a group since they relate to a similar customer base and their contractual terms require regular payment of principal and interest primarily over 36 to 60 months and are secured by the same type of collateral. The Company specifically evaluates large accounts with past due balances or that otherwise are deemed to be at a higher risk of credit loss.

Finance and other receivables include the following:

	June 30 2009	December 31 2008
Loans	$3,094.8	$3,506.7
Retail direct financing leases	2,370.6	2,558.4
Sales-type finance leases	749.5	817.9
Dealer wholesale financing	1,207.4	1,635.0
Interest and other receivables	131.9	127.3
Unearned interest:
Finance leases	(383.3)	(430.6)

	7,170.9	8,214.7

Less allowance for losses:
Loans, leases and other	(165.4)	(167.1)
Dealer wholesale financing	(9.9)	(11.2)

	$6,995.6	$8,036.4

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE E – Product Support Liabilities

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

Changes in product support liabilities are summarized as follows:

	2009	2008
Beginning balance, January 1	$450.4	$483.3
Cost accruals and revenue deferrals	116.1	168.9
Payments and revenue recognized	(162.7)	(153.5)
Currency translation	5.5	23.7

Ending balance, June 30	$409.3	$522.4

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE F – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net income	$26.5	$313.5	$52.8	$605.8
Other comprehensive income (OCI):
Currency translation gains	214.8	15.6	114.5	109.6
Derivative contracts increase	6.2	40.8	15.9	6.1
Marketable securities (decrease) increase		(5.5)	.4	(2.8)
Employee benefit plans amortization	(1.4)	.9	2.6	1.4

Net other comprehensive income	219.6	51.8	133.4	114.3

Comprehensive income	$246.1	$365.3	$186.2	$720.1

The currency translation gains in 2009 are due to the strengthening of the U.S. dollar compared to the Canadian dollar, the British pound, and the Australian dollar. The currency translation gains in 2008 are primarily attributable to changes in the value of the U.S. dollar compared to the euro.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following:

	June 30 2009	December 31 2008
Currency translation adjustment	$274.7	$160.2
Net unrealized loss on derivative contracts	(66.4)	(82.3)
Net unrealized investment gains	1.0	.6
Employee benefit plans	(345.7)	(348.3)

Total accumulated other comprehensive loss	$(136.4)	$(269.8)

Stock Compensation Plans

Stock-based compensation expense was $5.4 and $5.0 for the first six months of 2009 and 2008, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $2.1 and $3.4 for the first six months of 2009 and 2008, respectively, and have been classified as a financing cash flow.

The Company issued 553,413 additional common shares under deferred and stock compensation arrangements in the six months ended June 30, 2009.

Other Capital Stock Changes

No share repurchases were completed during the six months ended June 30, 2009.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share and Per Share Amounts)

NOTE G – Net Income Per Share

The following table shows the additional amounts added to the weighted average basic shares outstanding to calculate diluted earnings per share. These amounts primarily represent the dilutive effect of stock options. Antidilutive options are excluded from the diluted earnings per share calculation and are shown separately in the table below.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Additional shares	939,500	1,789,000	926,000	1,793,000
Antidilutive options	3,914,000	714,200	3,914,000	1,458,400

Certain restricted stock awards granted to employees are considered participating securities as these awards contain rights to dividends prior to vesting. As a result of the adoption of FSP EITF 03-6-1, prior period net income per share and dilutive shares are restated. Basic earnings per share is allocated between distributed and undistributed income per share as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Distributed net income per share	$.18	$.18	$.36	$.36
Undistributed net (loss) income per share	(.11)	.68	(.21)	1.30

Basic earnings per share	$.07	$.86	$.15	$1.66

PACCAR’s regular quarterly dividend will be reduced from $.18 to $.09 per share, payable September 8, 2009, to stockholders of record at the close of business on August 18, 2009.

NOTE H – Income Taxes

The effective tax rate was 5.0% and 18.1% for the second quarter and first half of 2009 compared to 29.7% and 30.3% for the second quarter and first half of 2008. The lower effective tax rate in 2009 reflects a larger percentage benefit from permanent differences such as the R&D tax credit and favorable provision to return adjustments in the second quarter which reduced taxes by $5.7 million and the tax rate by 20% in the second quarter of 2009.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE I – Segment Information

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net sales and revenues:
Truck
Total	$1,661.0	$3,899.8	$3,421.2	$7,601.8
Less intersegment	(76.7)	(157.2)	(134.5)	(275.9)

External customers	1,584.3	3,742.6	3,286.7	7,325.9
All other	18.0	39.4	46.0	77.1

	1,602.3	3,782.0	3,332.7	7,403.0
Financial Services	243.5	330.5	498.3	647.9

	$1,845.8	$4,112.5	$3,831.0	$8,050.9

Income (loss) before income taxes:
Truck	$(36.5)	$365.8	$(11.1)	$701.1
All other	43.9	(1.1)	31.8	(4.8)

	7.4	364.7	20.7	696.3
Financial Services	15.6	58.7	30.9	126.0
Investment Income	4.9	22.6	12.9	47.3

	$27.9	$446.0	$64.5	$869.6

Depreciation and amortization:
Truck	$71.5	$79.9	$138.0	$154.4
All other	2.4	2.8	4.7	5.3

	73.9	82.7	142.7	159.7
Financial Services	85.5	81.8	171.5	155.7

	$159.4	$164.5	$314.2	$315.4

Included in All other is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense. For the three and six months ended June 30, 2009, All other income (loss) before income taxes included a $47.7 one-time benefit from discontinuing subsidies of postretirement medical costs for the majority of its U.S. employees and $7.6 and $19.1, respectively, for expense related to the net change in value of economic hedges.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE J – Derivative Financial Instruments

The Company adopted Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities effective January 1, 2009. Derivative financial instruments are used as hedges to manage exposures to fluctuations in interest rates and foreign currency exchange rates. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at June 30, 2009.

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

At June 30, 2009, the notional amount of the Company’s interest-rate contracts was $4,127.1. Notional maturities for all interest-rate contracts in the future are $751.7 for the remainder of 2009, $1,384.9 for 2010, $1,307.9 for 2011, $511.4 for 2012, $32.8 for 2013 and $138.4 for 2014. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions, assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar and the Mexican peso. At June 30, 2009, the notional amount of the outstanding foreign-exchange contracts was $233.9. Foreign-exchange contracts mature within one year.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet locations and fair value of derivative financial instruments:

	June 30, 2009
	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$19.9
Deferred taxes and other liabilities		$114.5
Foreign-exchange contracts:
Truck and Other:
Other current assets	.4

Total	$20.3	$114.5

Economic hedges:
Interest-rate contracts:
Financial Services:
Other assets	$1.0
Deferred taxes and other liabilities		$15.3
Foreign-exchange contracts:
Financial Services:
Deferred taxes and other liabilities		2.4

Total	$1.0	$17.7

Substantially all of the Company’s interest-rate contracts and foreign-exchange contracts have been designated as cash flow hedges. The Company uses regression analysis to assess and measure effectiveness of interest-rate contracts. For foreign-exchange contracts, the Company performs quarterly assessments to ensure that critical terms continue to match. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the first and second quarters of 2009.

Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was all in the Financial Services segment as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Interest and other borrowing expenses - interest-rate swaps	$(.1)	$(5.7)
Interest and other borrowing expenses - term notes		6.2

In addition, the net interest accruals from interest rate swap settlements are also reported in interest and other borrowing expenses.

Cash Flow Hedges

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

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the pre-tax effects of derivative instruments recognized in earnings and Other Comprehensive Income (OCI):

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Gain/(loss) recognized in OCI:
Financial Services	$(29.6)	$.5	$(36.4)	$(.3)
Truck and other		(1.0)		(.1)

Total	$(29.6)	$(.5)	$(36.4)	$(.4)

(Income)/expense reclassified from Accumulated OCI into income:

Financial Services:
Interest and other borrowing expenses	$41.5	$(.1)	$63.5	$(.1)
Truck and other:
Cost of sales		(1.7)		(9.2)
Interest and other expense (income), net		(.9)		(1.2)

Total	$41.5	$(2.7)	$63.5	$(10.5)

Of the $66.4 accumulated net loss on derivative contracts included in accumulated other comprehensive loss as of June 30, 2009, $42.3, net of taxes, is expected to be reclassified to interest expense or cost of sales in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

Economic Hedges

Changes in the fair value of economic hedges are recorded in earnings in the period in which the change occurs.

The (income) or expense recognized in earnings related to economic hedges is as follows:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Financial Services:
Interest and other borrowing expenses	$3.4	$(8.2)	$14.8	$.4

Truck and other:
Cost of sales		(6.4)		(14.3)
Interest and other expense (income), net	.6	8.0	3.0	17.1

Total	$4.0	$(6.6)	$17.8	$3.2

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

In addition, the net interest accruals from interest-rate contracts settlements are also reported in interest and other borrowing expenses for Financial Services and interest and other expense (income), net for Truck and other. A substantial portion of foreign currency exchange contracts held as economic hedges were hedges of foreign currency exposures related to certain borrowings.

NOTE K - Fair Value Measurements

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

These derivative contracts are over the counter and their fair value is determined using modeling techniques that include market inputs such as interest rates, yield curves, currency exchange rates and credit default swap spreads. These contracts are categorized as Level 2.

A portion of the Company’s fixed-rate term notes has been converted to variable-rate term notes using fair value hedges for interest-rate risk. Fair value is determined using modeling techniques that include market inputs for interest rates.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

PACCAR’s financial assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At June 30, 2009	Level 1	Level 2	Total
Assets:
Marketable debt securities	$13.5	$151.6	$165.1
Derivative contracts		21.3	21.3
Liabilities:
Term notes		507.7	507.7
Derivative contracts		132.2	132.2

At December 31, 2008	Level 1	Level 2	Total
Assets:
Marketable debt securities	$6.9	$168.5	$175.4
Derivative contracts		60.4	60.4
Liabilities:
Term notes		541.4	541.4
Derivative contracts		173.0	173.0

Other nonfinancial assets that are measured at fair value on a nonrecurring basis are as follows:

	June 30, 2009	December 31, 2008
	Level 2	Level 2
Used Trucks Held for Sale
Truck and Other	$31.6	$27.9
Financial Services	143.9	96.6

	$175.5	$124.5

The carrying amount of used trucks held for sale is written down when appropriate to reflect their fair value. The fair value of used trucks is determined based on management’s evaluation of factors such as recent sales prices of comparable units, the condition of the vehicles and the number of similar units to be sold. The cost of used truck write-downs during the quarter and six months ended June 30, 2009 was $6.7 and $15.9, respectively. Of the $15.9 year-to-date cost, $4.1 was recorded in cost of sales in the truck segment and $11.8 was recorded in the financial services segment (credit losses of $5.1 and as operating lease depreciation expense of $6.7). The amount of used truck write downs was $23.5 for the year ended December 31, 2008 of which amount $12.1 was recorded in cost of sales in the truck segment and $11.4 was recorded in the financial services segment (credit losses of $9.2 and as operating lease depreciation expense of $2.2).

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The Company used the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Cash and Cash Equivalents: Carrying amounts approximate fair value.

Trade Receivables and Payables: Carrying amounts approximate fair value.

Financial Services Net Receivable: For floating-rate loans, wholesale financings, and interest and other receivables, fair values approximate carrying values. For fixed-rate loans, fair values are estimated using discounted cash flow analysis based on current rates for comparable loans. Finance lease receivables and related loss provisions have been excluded from the accompanying table.

Debt: The carrying amounts of commercial paper, variable-rate banks loans, and variable-rate term notes approximate fair value. For fixed-rate debt, fair values are estimated using discounted cash flow analysis based on current rates for comparable debt.

The carrying amount and fair value of Financial Services fixed-rate loans and fixed-rate debt at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Financial Services fixed-rate loans	$2,645.4	$2,693.6	$3,011.1	$3,030.8

Liabilities:
Financial Services fixed-rate debt	1,364.8	1,449.1	752.7	788.1
Truck and Other fixed-rate debt	170.2	189.9	19.3	18.6

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE L - Employee Benefit Plans

PACCAR has several defined benefit pension plans, which cover a majority of its employees.

The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Service cost	$7.9	$11.9	$18.0	$23.9
Interest on projected benefit obligation	17.1	19.0	35.1	37.5
Expected return on assets	(23.6)	(23.6)	(45.1)	(47.2)
Amortization of prior service costs	.5	.8	1.0	1.5
Recognized actuarial loss	1.8	.9	4.8	1.3
Recognized settlement gain	(.2)		(.2)
Curtailment cost	1.9		1.9

Net pension expense	$5.4	$9.0	$15.5	$17.0

During the first six months of 2009, the Company contributed $155.2 to its pension plans.

The following information details the components of net retiree (income) expense for the Company’s unfunded postretirement medical and life insurance plans:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Components of Retiree Expense :
Service cost	$(.9)	$.5		$1.6
Interest cost	(.4)	.9	$.8	2.3
Recognized actuarial gain		(.1)
Recognized prior service costs		.1		.1
Recognized net initial obligation	(.1)	.1		.2
Curtailment gain	(47.7)		(47.7)

Net retiree (income) expense	$(49.1)	$1.5	$(46.9)	$4.2

During the second quarter of 2009, the Company discontinued certain subsidies for post-retirement health care plans and recorded a one-time pretax benefit of $47.7 as a curtailment gain.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net sales and revenues:
Truck and Other	$1,602.3	$3,782.0	$3,332.7	$7,403.0
Financial Services	243.5	330.5	498.3	647.9

	$1,845.8	$4,112.5	$3,831.0	$8,050.9

Income before taxes:
Truck and Other	$7.4	$364.7	$20.7	$696.3
Financial Services	15.6	58.7	30.9	126.0
Investment Income	4.9	22.6	12.9	47.3
Income taxes	(1.4)	(132.5)	(11.7)	(263.8)

Net Income	$26.5	$313.5	$52.8	$605.8

Diluted Earnings Per Share	$.07	$.86	$.14	$1.65

Overview:

PACCAR recorded lower sales and net income in the second quarter and first half of 2009 compared to year-earlier levels. Second quarter 2009 total net sales and revenues decreased 55% from the prior year to $1.85 billion. Second quarter 2009 net income was $26.5 million ($.07 per diluted share) compared to $313.5 million ($.86 per diluted share) in the second quarter of 2008. First half total net sales and revenues were $3.83 billion, 52% lower compared to the first half of 2008. First half net income was $52.8 million ($.14 per diluted share) compared to $605.8 million ($1.65 per diluted share) in the year-earlier period. During the second quarter of 2009, PACCAR discontinued certain subsidies for postretirement health care plans and recorded a one time pretax benefit of $47.7 million ($30.0 million net of tax or $.08 per diluted share).

Compared to 2008, second quarter and first half 2009 total net sales and revenues and income before income taxes were negatively affected by the translation of weaker foreign currencies, primarily the euro and British pound. The translation effect decreased second quarter 2009 sales and revenues by $155.1 million and income before income taxes by $7.8 million compared to the second quarter of 2008. For the first half, the translation effect decreased sales and revenues by $358.7 million and income before income taxes by $26.0 million compared to 2008.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Net sales and revenues in the Truck and Other businesses of $1.60 billion in the second quarter of 2009 were 58% lower than the $3.78 billion in the second quarter of 2008. For the first half of 2009, Truck and Other net sales and revenues decreased 55% to $3.33 billion. The decrease in second quarter and year-to-date for 2009 primarily reflect decreased truck unit and part sales in all markets due to lower demand for the Company’s products from the global recession.

Truck and Other Cost of sales and revenues were $1.49 billion in the second quarter of 2009, down 53% compared to $3.20 billion in the second quarter of 2008. Cost of sales and revenues were $3.05 billion in the first half of 2009, down 51% compared to $6.28 billion in the first half of 2008. Cost of sales and revenues declined in both periods primarily due to the approximately 60% decline in world wide truck deliveries. This decline due to volume was slightly offset by higher costs primarily due to lower fixed cost coverage caused by lower factory production volumes. Also included in cost of sales are severance costs of $6.4 million for the second quarter of 2009 compared to severance costs of $.9 million in the second quarter of 2008 and $14.5 million in the first half of 2009 compared to $1.1 million in the first half of 2008.

Research and development (R&D) expenditures decreased to $52.8 million in the second quarter of 2009 from $90.7 million in the second quarter of 2008 and to $105.1 million for the first half of 2009 compared to $173.6 million in the first half of 2008 primarily due to lower spending on engine development programs. R&D is expected to continue to decline in the second half of 2009 compared to the prior year.

Selling, general and administrative (SG&A) expense for Truck and Other of $79.2 million in the second quarter declined by $48.3 million and $167.6 million year-to-date declined by $86.0 million. Lower spending is a result of focused efforts to reduce costs in response to the continued decline in global economic conditions and consist primarily of lower staffing costs, lower sales and marketing spending and lower travel costs. In addition foreign currency translation effects reduced SG&A by $6.7 million and $13.3 million for the quarter and six month periods. Severance costs included in SG&A were $4.1 million in the second quarter of 2009 and $5.6 million in the first half of 2009 compared to $.1 million in both the second quarter and first half of 2008. As a percentage of sales, SG&A increased in the second quarter to 4.9% in 2009 from 3.4% in 2008 and increased to 5.0% in the first half of 2009 from 3.4% in 2008 due to lower sales volumes.

Financial Services segment revenues for the second quarter of 2009 decreased to $243.5 million from $330.5 million in the second quarter of 2008. Revenues were $498.3 million in the first half of 2009, compared to $647.9 million in the first half of 2008. The decreased revenues in both the second quarter and first half of 2009 resulted from lower earning asset balances and lower yields in all markets. Second quarter Financial Services income before income taxes was $15.6 million compared to $58.7 million in 2008 and first half income before income taxes was $30.9 million compared to $126.0 million. The decrease in both time periods was primarily due to lower finance margins resulting from the lower average earning asset balances, higher credit losses and lower yields, slightly offset by lower operating expenses.

Investment income declined to $4.9 million and $12.9 million for the second quarter and first half of 2009 compared to $22.6 million and $47.3 million for the second quarter and first half of 2008 due to lower invested balances and lower market interest rates.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

The effective tax rate was 5.0% and 18.1% for the second quarter and first half of 2009 compared to 29.7% and 30.3% for the second quarter and first half of 2008. The lower effective tax rate in 2009 reflects a larger percentage benefit from permanent differences such as the R&D tax credit and favorable provision to return adjustments in the second quarter which reduced taxes by $5.7 million and the tax rate by 20% in the second quarter of 2009.

The Company’s return on revenues was 1.4% and 7.6% for the second quarter of 2009 and 2008, respectively and was 1.4% and 7.5% for the first half of 2009 and 2008, respectively.

Truck

PACCAR’s truck segment, which includes the manufacture and distribution of trucks and related aftermarket parts, accounted for 86% of revenues in both the second quarter and the first half of 2009 compared to 91% in the second quarter and the first half of 2008. In North America, trucks are sold under the Kenworth and Peterbilt nameplates and, in Europe, under the DAF nameplate.

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	% change	2009	2008	% change
Truck net sales and revenues:
U.S. and Canada	$815.3	$1,311.2	(38)	$1,638.8	$2,627.2	(38)
Europe	575.7	1,840.4	(69)	1,276.5	3,565.6	(64)
Mexico, Australia and Other	193.3	591.0	(67)	371.4	1,133.1	(67)

	$1,584.3	$3,742.6	(58)	$3,286.7	$7,325.9	(55)

Truck (loss) income before taxes	$(36.5)	$365.8	(110)	$(11.1)	$701.1	(102)

The Company’s new truck deliveries are summarized below:

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	% change	2009	2008	% change
United States	6,517	10,214	(36)	12,793	20,244	(37)
Canada	767	1,974	(61)	1,500	4,227	(65)

U.S. and Canada	7,284	12,188	(40)	14,293	24,471	(42)
Europe	5,223	16,482	(68)	11,694	32,669	(64)
Mexico, Australia and Other	1,278	4,980	(74)	2,411	9,679	(75)

Total Units	13,785	33,650	(59)	28,398	66,819	(58)

2009 Compared to 2008:

PACCAR’s worldwide truck sales and revenues of $1.58 billion in the second quarter of 2009 was down by 58% compared to the second quarter of 2008 due to lower demand for the Company’s trucks and, to a lesser extent, aftermarket parts in all markets reflecting worldwide recessionary economic conditions. In the first half of 2009 PACCAR’s worldwide truck sales and revenues of $3.29 billion was down by 55% compared to $7.33 billion in the first half of 2008 also due to lower demand for the Company’s trucks.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Sales and revenues in the U.S. and Canada during the three- and six-month periods ended June 30, 2009 decreased compared to the prior periods in 2008 due to lower new truck deliveries which reflected a lower market size and lower market share. Industry retail sales in the heavy duty market in U.S. and Canada were 31% lower in the first six months of 2009 compared to the first half of 2008. PACCAR’s heavy duty market share was 21.9% compared to 27.6% in the first half of 2009 and 2008, respectively.

In the second quarter and first half of 2009 European truck segment net sales and revenues decreased to $575.7 million and $1,276.5 million, respectively, from 2008. Lower net sales and revenues primarily resulted from the decline in DAF truck deliveries during the second quarter and first half of 2009 due to lower truck market demand, lower truck selling prices and lower parts sales. DAF’s 2009 market share of the 15 tonne and above market for the first half of 2009 was 13.8% compared to 14.1% in 2008.

Net Sales and Revenues in Mexico, Australia and other countries outside the Company’s primary markets declined 67% to $193.3 million in the second quarter of 2009 due to lower new truck deliveries. Truck unit deliveries in Mexico, Australia and other countries outside the Company’s primary markets decreased 74% in the second quarter of 2009 compared to 2008. Net Sales and Revenues in Mexico, Australia and other countries outside the Company’s primary markets declined 67% to $371.4 million for the first half of 2009 due to lower new truck deliveries. Truck unit deliveries in Mexico, Australia and other countries outside the Company’s primary markets decreased 75% in the first half of 2009 compared to 2008 due to lower overall market demand.

Truck segment income before income taxes decreased to a loss of $36.5 million in the second quarter of 2009 from $365.8 million of income in the second quarter of 2008. During the first half of 2009 the Truck segment recorded a pretax loss of $11.1 million compared to income of $701.1 million in 2008. The loss in both periods was due to lower truck sales and margins in all markets somewhat offset by lower research and development spending as well as lower sales, general and administrative spending.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Net sales and revenues and gross margins for truck units and aftermarket parts are provided below. The aftermarket parts gross margin includes direct revenues and costs, but excludes certain truck segment costs.

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	% change	2009	2008	% change
Net sales and revenues:
Trucks	$1,119.9	$3,141.3	(64)	$2,371.3	$6,150.0	(61)
Aftermarket parts	464.4	601.3	(23)	915.4	1,175.9	(22)

	$1,584.3	$3,742.6	(58)	$3,286.7	$7,325.9	(55)

Gross Margin:
Trucks	$(43.5)	$359.8	(112)	$(39.1)	$685.5	(106)
Aftermarket parts	150.9	212.2	(29)	309.5	419.0	(26)

	$107.4	$572.0	(81)	$270.4	$1,104.5	(76)

Gross Margin %
Trucks	(3.9)%	11.5%		(1.6)%	11.1%
Aftermarket parts	32.5%	35.3%		33.8%	35.6%
Truck segment	6.8%	15.3%		8.2%	15.1%

Total Truck segment gross margins for the second quarter of 2009 decreased to 6.8% from 15.3% in the second quarter of 2008. Gross margins for the first half of 2009 were 8.2% compared to 15.1% in the same period of 2008. Gross Margins were negatively impacted primarily by lower gross margins on trucks. Gross margins on trucks declined to negative 3.9% and 1.6% for the three and six month periods primarily due to lower selling prices from competitive market conditions driven by lower industry demand and lower absorption of fixed costs resulting from lower truck production. 2009 Parts gross margins declined from the prior year due to a sales mix shift to lower margin replacement parts.

Truck Outlook

Worldwide recessionary economic conditions are currently forecast to continue to dampen demand for heavy-duty trucks for the remainder of 2009 which will result in continued low truck segment revenues and income for the Company compared to 2008. 2009 research and development spending will be reduced to $180-$200 million from $341.8 million in 2008 and will continue to focus on engine development and new product programs. The Company expects the decline in selling, general and administrative expenses compared to 2008 to continue as it reduces costs throughout the organization to align with lower demand during the economic downturn. Western and Central European heavy-duty registrations for 2009 are projected to decline 50% from 2008 levels to be 170,000-180,000 units. While it is difficult to estimate given the current economic uncertainty, truck sales in these European markets in 2010 could be in the range of 150,000 - 180,000 units. In North America customers continue to adjust their freight capacity due to the continued declining economy and the Company expects industry Class 8 retail sales to be in the range of 100,000 -110,000 trucks in 2009. Industry retail sales in 2010 are expected to improve slightly and be in a range of 110,000 -140,000 units. International markets are also expected to continue to be weak in 2009. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Financial Services

The Financial Services segment, which includes wholly owned subsidiaries in the U.S., Canada, Mexico, Europe and Australia, derives its earnings primarily from financing and leasing PACCAR products.

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	% Change	2009	2008	% Change
New loan and lease volume:
U.S. and Canada	$197.9	$529.4	(63)	$336.9	$889.5	(62)
Europe	110.2	280.1	(61)	197.6	532.3	(63)
Mexico and Australia	80.4	231.1	(65)	137.2	400.6	(66)

	$388.5	$1,040.6	(63)	$671.7	$1,822.4	(63)

Average earning assets by country:
U.S. and Canada	$4,768.8	$6,007.5	(21)	$4,940.0	$6,061.0	(18)
Europe	2,547.6	3,084.6	(17)	2,622.1	2,970.6	(12)
Mexico and Australia	1,306.3	1,693.8	(23)	1,324.6	1,640.8	(19)

	$8,622.7	$10,785.9	(20)	$8,886.7	$10,672.4	(17)

Revenue by country:
U.S. and Canada	$117.7	$153.1	(23)	$243.3	$311.8	(22)
Europe	78.6	118.8	(34)	160.2	220.7	(27)
Mexico and Australia	47.2	58.6	(19)	94.8	115.4	(18)

	$243.5	$330.5	(26)	$498.3	$647.9	(23)

Income before taxes	$15.6	$58.7	(73)	$30.9	$126.0	(75)

2009 Compared to 2008:

PACCAR Financial Services (PFS) income before taxes in 2009 of $15.6 million and $30.9 million declined from the $58.7 million and $126.0 million earned in 2008. Income before taxes was negatively impacted by lower earning assets in all markets and lower yields on earning assets partially offset by lower interest costs. In addition, the lower income before taxes reflects a higher provision for losses on receivables, somewhat offset by lower selling, general and administrative expenses.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	% Change	2009	2008	% Change
Average earning assets by product:
Loans and finance leases	$5,925.2	$7,539.0	(21)	$6,050.0	$7,544.5	(20)
Dealer wholesale financing	1,232.1	1,703.8	(28)	1,332.9	1,615.3	(17)
Equipment on lease and other	1,465.4	1,543.1	(5)	1,503.8	1,512.6	(1)

	$8,622.7	$10,785.9	(20)	$8,886.7	$10,672.4	(17)
Revenue by product:
Loans and finance leases	$112.1	$150.9	(26)	$227.2	$295.8	(23)
Dealer wholesale financing	13.6	27.9	(51)	29.6	55.0	(46)
Equipment on lease and other	117.8	151.7	(22)	241.5	297.1	(19)

	$243.5	$330.5	(26)	$498.3	$647.9	(23)

Revenues:

PFS revenues for the second quarter of 2009 decreased 26% to $243.5 million from $330.5 million in the second quarter of 2008 and 23% in the first half of 2009 to $498.3 million compared to $647.9 million in the first half of 2008. The decreased revenues in both the second quarter and first half of 2009 resulted from lower earning asset balances and lower yields in all markets. Average earning assets declined 20% in the three months ended June 30, 2009 to $8.62 billion compared to $10.79 billion for the second quarter last year and 17% year to date to $8.89 billion compared to $10.67 billion in 2008. The lower average earning assets reflected the effects of lower new loan and lease volume in all markets and a reduction in dealer wholesale financing of new trucks. New loan and lease volume was $388.5 million in the second quarter of 2009 compared to $1,040.6 million in 2008 and $671.7 million year to date in 2009 down from $1,822.4 million last year. The decrease in new loan and lease volume reflects both the lower truck markets due to the economic recession and lower finance market share. PFS market share on new PACCAR trucks delivered in the second quarter of 2009 was 21.5% and year to date was 19.8%, down from 29.2% and 28.0% in the corresponding periods in 2008 from an emphasis on credit quality and higher margins mainly in the U.S., Canada and Europe.

At June 30,	2009	2008
Percentage of retail loan and lease accounts 30+ days past-due:
U.S. and Canada	2.8%	2.9%
Europe	5.3%	1.3%
Mexico and Australia	10.0%	3.8%
Total	4.7%	2.7%

Worldwide PFS accounts 30+ days past-due at June 30, 2009 increased to 4.7% of portfolio balances, an increase from 2.7% at June 30, 2008 due to a decline in freight tonnage, freight rates and customer cash flows most significantly in Europe and Mexico.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Interest income and other revenue in the second quarter and first half of 2009 declined from the corresponding periods in the prior year due to lower average earning assets as well as lower asset yields summarized as follows:

	Three Months Ended June 30	Six Months Ended June 30
Interest and fees - 2008	$178.8	$350.8
Lower average asset balances	(36.6)	(61.8)
Decrease in yield	(16.5)	(32.2)

Interest and fees - 2009	$125.7	$256.8

The average earning assets decline was in loans and finance leases from lower new business volume as well as lower dealer wholesale financing due to a decline in dealer inventory levels in all markets. Yield declined primarily due to lower market interest rates.

Operating lease, rental and other income in the second quarter and first half of 2009 declined from the corresponding periods in the prior year from lower average assets, lower rental utilization, and a decrease in yields. The decline in average operating lease and other assets was due to lower new business volume. The lower rental utilization reflects the weaker economic environment and the decline in yields was due to competitive market conditions.

Expenses

Interest and other borrowing expenses decreased in the second quarter and year to date from the comparable periods in the prior year due to lower average debt balances and lower borrowing rates as summarized below:

	Three Months Ended June 30	Six Months Ended June 30
Interest and other borrowing expenses - 2008	$104.9	$200.6
Lower average debt balances	(19.0)	(29.8)
Lower borrowing rates	(12.9)	(6.5)

Interest and other borrowing expenses - 2009	$73.0	$164.3

Average debt balances decreased due to the lower level of funding needed from the decline in the financial services portfolio. Lower borrowing rates, were primarily related to lower commercial paper rates. Included in the $6.5 million effect of lower borrowing rates in 2009 year to date was $11.0 million of higher expense from mark to market adjustments for economic hedges and foreign currency balances.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

In the second quarter and year to date 2009, depreciation and other expenses were $104.5 million and $206.4 million, respectively, compared to the $112.5 million and $220.4 million amounts in the same periods in 2008. The lower amounts in 2009 reflect lower operating expenses from a lower asset base, partially offset by higher depreciation. 2009 depreciation was $81.9 million in the second quarter and $160.2 million year to date compared to $74.9 million and $144.9 million, respectively, in the prior year. The higher depreciation results from both impairments on existing operating lease assets of $5.4 million and $7.4 million in the second quarter and first half, respectively, as well as losses on the sale of returned operating lease assets of $4.1 million in the second quarter and $6.7 million in the first half reflecting the impact of lower used truck prices.

Selling, general and administrative (SG&A) expense of $21.3 million in the second quarter declined by $8.7 million and SG&A expense of $42.6 million year-to-date declined by $16.5 million. Lower spending is a result of focused efforts to reduce costs in response to the continued decline in global economic conditions and consists primarily of lower staffing and travel costs.

The provision for losses on receivables for the second quarter and year to date is summarized as follows:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Net Charge-offs	Increase (decrease) in allowance	Provision for losses on receivables	Net Charge-offs	Increase (decrease) in allowance	Provision for losses on receivables
U.S. and Canada	$16.9	$(2.0)	$14.9	$32.5	$(8.1)	$24.4
Europe	12.3	(.6)	11.7	22.6	3.0	25.6
Mexico and Australia	3.5	(1.0)	2.5	5.9	(1.8)	4.1

	$32.7	$(3.6)	$29.1	$61.0	$(6.9)	$54.1

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Net Charge-offs	Increase (decrease) in allowance	Provision for losses on receivables	Net Charge-offs	Increase (decrease) in allowance	Provision for losses on receivables
U.S. and Canada	$21.1	$.1	$21.2	$35.5	$.5	$36.0
Europe	.8	.2	1.0	1.3	1.3	2.6
Mexico and Australia	1.2	1.0	2.2	1.6	1.6	3.2

	$23.1	$1.3	$24.4	$38.4	$3.4	$41.8

The provision for losses on receivables in 2009 increased to $29.1 in the second quarter and $54.1 million year to date from $24.4 million and $41.8 million in the corresponding period in the prior year. The increases reflect higher net portfolio charge-offs in all markets from difficult economic conditions worldwide, with the largest increases in Europe, somewhat offset by decreases in the allowance for losses due to a declining asset base.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Financial Services Outlook

Financial Services segment results are principally dependent on the generation of loans and leases and the related spread between the yields on loans and leases and borrowing costs, access to liquidity to generate new business and the level of credit losses. A reduction in average earning assets is expected in 2009 as continued lower PACCAR truck sales in all markets will likely result in lower new business volume and reduced dealer wholesale financing in the third and fourth quarters of 2009 compared to the prior year. Recessionary economic conditions are expected to continue to exert pressure on the profit margins and cash flow of truck operators in the second half of 2009 and lead to continued higher levels of past-due accounts, truck repossessions and voluntary truck returns. These factors are also expected to contribute to lower average earning assets and result in lower 2009 revenue and income compared to the prior year. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

Other Business

Included in Truck and Other is the Company’s winch manufacturing business. Sales from this business represent approximately 1% of net sales for 2009 and 2008.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES:

	June 30, 2009	December 31, 2008
Cash and cash equivalents	$1,869.7	$1,955.2
Marketable debt securities	165.1	175.4

	$2,034.8	$2,130.6

The Company’s total cash and marketable debt securities decreased $95.8 million in 2009 to $2,034.8 million. The Company’s total cash and cash equivalents decreased $85.5 million to $1,869.7 million for the six months ended June 30, 2009. This was primarily the result of $410.0 million of cash provided by operating activities and $489.8 million of cash provided by investing activities, offset by $1,013.8 million of cash used in financing activities as summarized below.

Six Months Ended June 30:	2009	2008
Operating activities:
Net Income	$52.8	$605.8
Net income items not affecting cash	309.8	362.3
Changes in operating assets and liabilities	47.4	(214.5)

Net cash provided by operating activities	410.0	753.6
Net cash provided by (used in) investing activities	489.8	(335.8)
Net cash used in financing activities	(1,013.8)	(664.0)
Effect of exchange rate changes on cash	28.5	76.1

Net decrease in cash and cash equivalents	(85.5)	(170.1)
Cash and cash equivalents at beginning of the period	1,955.2	1,858.1

Cash and cash equivalents at end of the period	$1,869.7	$1,688.0

Cash provided by operations declined to $410.0 million in the first half of 2009 compared to $753.6 million in the same period of 2008, primarily due to lower net income of $553.0 million, higher pension contributions of $148.4 and an increase in working capital requirements, partially offset by higher collections from dealer inventory financing of $477.5 million.

Cash provided by investing activities increased by $825.6 million to $489.8 million in the six months ended June 30, 2009 compared to the prior year. Investments in capital equipment decreased $353.5 million, proceeds on asset disposals increased $129.3 million, and the Financial Services segment experienced net liquidations from lower new loan and lease originations of $505.0 million due to lower demand for truck financing. These cash inflows were partially offset by fewer liquidations of marketable debt securities of $180.2 million in the current period.

The cash outflow from financing activities in the first half of 2009 of $1,013.8 million was $349.8 million higher than the same period in 2008 primarily due to lower net borrowings of $870.8 million from a declining financial services asset base, offset by lower cash dividends paid in 2009 of $331.9 million as a result of a lower special dividend, and no treasury stock repurchases in 2009. PACCAR reduced its regular quarterly dividend from $.18 cents to $.09 cents per share, effective in the third quarter 2009.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

The Company has line of credit arrangements of $3.66 billion, of which $3.41 billion was unused at the end of June 2009. Included in these arrangements are $3.0 billion of syndicated bank facilities. Of the $3.0 billion bank facilities, $2.0 billion matures in June 2010 and $1.0 billion matures in June 2012. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes.

At June 30, 2009, PACCAR’s European finance subsidiary, PACCAR Financial Europe, had €680 million available for issuance under a €1.5 billion medium-term note program registered with the London Stock Exchange. The program is renewable annually.

The Company believes its strong liquidity position and AA- investment grade credit rating will continue to provide financial stability and access to capital markets at competitive interest rates.

The Company provides funding for working capital, capital expenditures, research and development, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Expenditures for property, plant and equipment in the first half of 2009 totaled $30.2 million compared to $201.0 million in 2008. The Company has reduced its planned capital expenditures to reflect current economic conditions. As a result, capital spending in 2009 is expected to be approximately $100 million to $140 million down from $463 million in 2008. Research and development spending is expected to be reduced to $180 million to $200 million from $342 million in 2008. PACCAR’s 2009 capital and research and development spending will continue to focus on manufacturing efficiency improvements, engine development and new product programs.

Other information on liquidity and capital resources as presented in the 2008 Annual Report to Stockholders continues to be relevant.

FORWARD-LOOKING STATEMENTS:

Certain information presented in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs or litigation; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the six months ended June 30, 2009. For additional information, refer to Item 7A as presented in the 2008 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Not Applicable.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART II-OTHER INFORMATION

For Items 1, 3 and 5, there was no reportable information for the three months ended June 30, 2009.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2008 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the six months ended June 30, 2009.

(c) Issuer purchases of equity securities.

There were no repurchases of PACCAR’s common stock in the six months ended June 30, 2009. On October 29, 2007, the Board of Directors approved a plan to repurchase up to $300 million of PACCAR’s outstanding common stock. As of June 30, 2009, $292 million of shares have been repurchased under this plan. On July 8, 2008, PACCAR’s Board of Directors approved a new plan to repurchase up to an additional $300 million of the Company’s outstanding common stock. No repurchases have been made under this plan.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reportable information in response to Item 4 was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date August 10, 2009	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

(3) (i)	Articles of Incorporation:

(a)	Restated Certificate of Incorporation of PACCAR Inc (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005).

(b)	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008 (incorporated by reference to Exhibit (3)(b) of the Quarterly Report on Form 10-Q for the period ended March 31, 2008).

(ii)	Amended and Restated Bylaws of PACCAR Inc (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005).

(4)	Instruments defining the rights of security holders, including indentures:

(a)	Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of June 19, 1989 between PACCAR Financial Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of PACCAR Financial Corp.’s Annual Report on Form 10-K dated March 26, 1984, File Number 001-11677 and Exhibit 4.2 of PACCAR Financial Corp.’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434), and the Agreement of Resignation, Appointment and Acceptance, dated as of October 31, 2006 (incorporated by reference to PACCAR Financial Corp.’s Form 8-K dated November 3, 2006).

(b)	Forms of Medium-Term Note, Series K (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated December 23, 2003, Registration Number 333-111504).

(c)	Forms of Medium-Term Note, Series L (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

(d)	Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of PACCAR Inc.’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

(e)	Forms of Medium-Term Note, Series A (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Inc’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

(f)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Euro Medium Term Note Programme of PACCAR Financial Europe B.V. (incorporated by reference to Exhibit 4(f) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(g)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)	Material Contracts:

(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan (incorporated by reference to Exhibit 10(a) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(b)	Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004. Incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the year ended December 31, 2005).

(d)	Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Exhibit 10(d) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(e) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement For Non-Employee Directors (incorporated by reference as Exhibit 99.3 to Current Report on Form 8-K of PACCAR Inc dated December 10, 2007).

(g)	Amendment to compensatory arrangement with non-employee directors (incorporated by reference to Exhibit (10)(h) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2005).

(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (incorporated by reference to Appendix B of the 2006 Proxy Statement, dated March 14, 2006).

(i)	PACCAR Inc Long Term Incentive Plan (incorporated by reference to Appendix A of the 2006 Proxy Statement, dated March 14, 2006).

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

(j)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K of PACCAR Inc dated January 20, 2005 and filed January 25, 2005).

(k)	PACCAR Inc Long Term Incentive Plan, Amended Form of 2006 Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.2 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007).

(l)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007).

(m)	PACCAR Inc Long Term Incentive Plan, Amended Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.3 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007).

(n)	PACCAR Inc Long Term Incentive Plan, 2008 Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 to the Current Report on Form 8-K of PACCAR Inc dated February 5, 2008).

(o)	PACCAR Inc Savings Investment Plan, Amendment and Restatement Effective January 1, 2007 (incorporated by reference as Exhibit 10(n) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(p)	Amendment to the PACCAR Inc Savings Investment Plan, Effective January 1, 2009 (incorporated by reference as Exhibit 10(o) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended March 31, 2009, File Number 001-14817).

(q)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K of PACCAR Inc filed May 16, 2007).

(r)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities; (Incorporated by reference as Exhibit 10(o) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2008).

(12)	Statements Re: Computation of Ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six month periods ended June 30, 2009 and 2008.

(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2004 — 2008 (incorporated by reference as Exhibit 12(b) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended March 31, 2009, File Number 001-14817).

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