Form 10-Q/A
period 2009-06-30
PACCAR INC
filed 2009-08-28
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

Commission File No. 001-14817

PACCAR Inc

(Exact name of registrant as specified in its charter)

Delaware	91-0351110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 – 106th Ave. N.E., Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

(425) 468-7400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value—363,318,736 shares as of July 31, 2009

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to PACCAR Inc’s quarterly report on Form 10-Q for the period ended June 30, 2009, filed with the Securities and Exchange Commission on August 10, 2009 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405(a)(2)(ii) of Regulation S-T. Exhibit 101 to this report provides the following items from the Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Statements of Income; (ii) the unaudited Consolidated Balance Sheets; (iii) the unaudited Condensed Consolidated Statements of Cash Flows; and (iv) the unaudited Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files furnished as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

FORM 10-Q/A

PACCAR Inc AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date August 28, 2009	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

(3)(i)	Articles of Incorporation:

(a)	Restated Certificate of Incorporation of PACCAR Inc (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005).

(b)	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008 (incorporated by reference to Exhibit (3)(b) of the Quarterly Report on Form 10-Q for the period ended March 31, 2008).

(ii)	Amended and Restated Bylaws of PACCAR Inc (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005).

(4)	Instruments defining the rights of security holders, including indentures:

(a)	Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of June 19, 1989 between PACCAR Financial Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of PACCAR Financial Corp.’s Annual Report on Form 10-K dated March 26, 1984, File Number 001-11677 and Exhibit 4.2 of PACCAR Financial Corp.’s Registration Statement on Form S-3 dated June 23, 1989, Registration Number 33-29434), and the Agreement of Resignation, Appointment and Acceptance, dated as of October 31, 2006 (incorporated by reference to PACCAR Financial Corp.’s Form 8-K dated November 3, 2006).

(b)	Forms of Medium-Term Note, Series K (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated December 23, 2003, Registration Number 333-111504).

(c)	Forms of Medium-Term Note, Series L (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

(d)	Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of PACCAR Inc.’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

(e)	Forms of Medium-Term Note, Series A (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Inc’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

FORM 10-Q/A

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

FORM 10-Q/A

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

FORM 10-Q/A

PACCAR Inc AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a)	Certification of Principal Executive Officer.

(b)	Certification of Principal Financial Officer.

(32)	Section 1350 Certifications:

(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101 furnished herewith; all other Exhibits were filed or furnished with the Form 10-Q dated August 10, 2009.