Form 10-Q
period 2009-09-30
PACCAR INC
filed 2009-11-05
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Common Stock, $1 par value — 363,508,591 shares as of October 31, 2009

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
(Millions Except Per Share Amounts)	2009	2008	2009	2008

TRUCK AND OTHER:
Net sales and revenues	$1,758.5	$3,682.1	$5,091.2	$11,085.1

Cost of sales and revenues	1,646.5	3,113.5	4,700.4	9,395.0
Research and development	43.4	88.1	148.5	261.7
Selling, general and administrative	87.4	119.3	255.0	372.9
Curtailment gain	(18.3)		(66.0)
Interest and other expense (income), net	5.7	.3	38.8	(1.7)

	1,764.7	3,321.2	5,076.7	10,027.9

Truck and Other (Loss) Income Before Income Taxes	(6.2)	360.9	14.5	1,057.2

FINANCIAL SERVICES:
Interest and fees	121.7	174.2	378.5	525.0
Operating lease, rental and other income	120.0	148.6	361.5	445.7

Revenues	241.7	322.8	740.0	970.7

Interest and other borrowing expenses	66.5	102.1	230.8	302.7
Depreciation and other	109.4	113.1	315.8	333.5
Selling, general and administrative	21.1	27.9	63.7	87.0
Provision for losses on receivables	26.6	34.2	80.7	76.0

	223.6	277.3	691.0	799.2

Financial Services Income Before Income Taxes	18.1	45.5	49.0	171.5
Investment income	4.9	22.2	17.8	69.5

Total Income Before Income Taxes	16.8	428.6	81.3	1,298.2
Income taxes	3.8	129.6	15.5	393.4

Net Income	$13.0	$299.0	$65.8	$904.8

Net Income Per Share:
Basic	$.04	$.82	$.18	$2.48

Diluted	$.04	$.82	$.18	$2.47

Weighted Average Common Shares Outstanding:
Basic	363.8	363.0	363.6	364.6

Diluted	365.0	364.8	364.6	366.6

Dividends declared per share	$.09	$.18	$.45	$.54

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets (Millions) ASSETS	September 30 2009	December 31 2008*
	(Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,743.9	$1,899.2
Trade and other receivables, net	655.4	698.7
Marketable debt securities	240.3	175.4
Inventories	629.0	658.1
Deferred taxes and other current assets	256.5	211.7

Total Truck and Other Current Assets	3,525.1	3,643.1
Equipment on operating leases, net	480.8	425.3
Property, plant and equipment, net	1,761.9	1,782.8
Other noncurrent assets	342.3	368.2

Total Truck and Other Assets	6,110.1	6,219.4

FINANCIAL SERVICES:
Cash and cash equivalents	55.3	56.0
Finance and other receivables, net	6,811.3	8,036.4
Equipment on operating leases, net	1,431.4	1,534.8
Other assets	389.3	403.2

Total Financial Services Assets	8,687.3	10,030.4

	$14,797.4	$16,249.8

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Consolidated Balance Sheets (Millions) LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30 2009	December 31 2008*
	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable and accrued expenses	$1,505.7	$1,792.3
Dividend payable		36.3

Total Truck and Other Current Liabilities	1,505.7	1,828.6
Long-term debt	171.9	19.3
Residual value guarantees and deferred revenues	526.2	470.8
Deferred taxes and other liabilities	427.1	636.6

Total Truck and Other Liabilities	2,630.9	2,955.3

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	258.7	249.2
Commercial paper and bank loans	3,256.5	3,576.2
Term notes	2,941.9	3,889.3
Deferred taxes and other liabilities	676.5	733.1

Total Financial Services Liabilities	7,133.6	8,447.8

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 1.2 billion shares, 363.9 million shares issued	363.9	363.1
Additional paid-in capital	67.1	46.1
Treasury stock - at cost – .41 million shares	(17.4)	(17.4)
Retained earnings	4,627.2	4,724.7
Accumulated other comprehensive loss	(7.9)	(269.8)

Total Stockholders’ Equity	5,032.9	4,846.7

	$14,797.4	$16,249.8

*	The December 31, 2008 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Millions)	Nine Months Ended September 30
	2009	2008
OPERATING ACTIVITIES:
Net income	$65.8	$904.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	144.7	169.9
Equipment on operating leases and other	342.5	312.3
Provision for losses on financial services receivables	80.7	76.0
Curtailment gain	(66.0)
Other	(32.2)	27.9
Pension contributions	(158.7)	(11.1)
Change in operating assets and liabilities:
Wholesale receivables on new trucks	495.0	(431.1)
Sales-type finance leases and dealer direct loans on new trucks	95.5	61.5
Other	(103.3)	(150.7)

Net Cash Provided by Operating Activities	864.0	959.5

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(1,610.6)	(1,904.4)
Collections on retail loans and direct financing leases	2,451.8	2,101.7
Marketable securities purchases	(234.5)	(546.2)
Marketable securities sales and maturities	170.3	755.8
Acquisition of property, plant and equipment	(76.3)	(352.3)
Acquisition of equipment for operating leases	(536.2)	(789.5)
Proceeds from asset disposals	232.4	175.1
Other	(2.3)	12.8

Net Cash Provided by (Used in) Investing Activities	394.6	(547.0)

FINANCING ACTIVITIES:
Cash dividends paid	(199.4)	(563.9)
Purchase of treasury stock		(230.5)
Stock compensation transactions	11.3	11.2
Net decrease in commercial paper and short-term bank loans	(522.4)	(478.2)
Proceeds from term debt	1,105.8	995.9
Payment of term debt	(1,899.1)	(572.8)

Net Cash Used in Financing Activities	(1,503.8)	(838.3)
Effect of exchange rate changes on cash	89.2	(36.6)

Net Decrease in Cash and Cash Equivalents	(156.0)	(462.4)
Cash and cash equivalents at beginning of period	1,955.2	1,858.1

Cash and cash equivalents at end of period	$1,799.2	$1,395.7

See Notes to Consolidated Financial Statements.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has evaluated subsequent events through the date the financial statements were issued on November 5, 2009.

NOTE B – Investments in Marketable Securities

The Company’s investments in marketable securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive loss. The proceeds from sales of marketable securities for the nine months ended September 30, 2009 were $152.0. Gross realized gains and losses for the nine months ended September 30, 2009 were $.7 and $.1, respectively.

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest, dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method.

Marketable debt securities consisted of the following:

At September 30, 2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$151.4	$1.8		$153.2
U.S. government securities	6.7	.1		6.8
U.S. corporate securities	17.2	.1		17.3
Non U.S. corporate securities	59.1		$.1	59.0
Non U.S. government securities	4.0			4.0

	$238.4	$2.0	$.1	$240.3

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2008	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$167.2	$1.7	$.4	$168.5
Non U.S. corporate securities	4.3		.3	4.0
Non U.S. government securities	2.9			2.9

	$174.4	$1.7	$.7	$175.4

The fair value of marketable debt securities that have been in a continuous unrealized loss position for 12 months or greater at September 30, 2009 and December 31, 2008 was $5.9 and $16.7 and their unrealized losses were $.1 and $.6, respectively.

Contractual maturities at September 30, 2009, were as follows:

Maturities:	Amortized Cost	Fair Value
2009	$9.0	$9.0
2010 through 2014	208.5	210.4
After 2014	20.9	20.9

	$238.4	$240.3

Marketable debt securities included $20.9 and $65.9 of variable rate demand obligations (VRDOs) at September 30, 2009 and December 31, 2008, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically.

NOTE C – Inventories

Inventories include the following:

	September 30 2009	December 31 2008
Finished products	$376.9	$394.3
Work in process and raw materials	420.4	421.7

	797.3	816.0
Less LIFO reserve	(168.3)	(157.9)

	$629.0	$658.1

Inventories are stated at the lower of cost or market. Cost of inventories in the United States is determined principally by the last in, first out (LIFO) method. Cost of all other inventories is determined principally by the first in, first out (FIFO) method.

Under the LIFO method of accounting (used for approximately 50% of September 30, 2009 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management's estimates of those year-end amounts.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D – Finance Receivables

Loans represent fixed- or floating-rate loans to customers collateralized by the vehicles purchased. Retail direct financing and sales-type finance leases are contracts leasing equipment to retail customers and dealers, respectively. These leases are reported as the sum of minimum lease payments receivable and estimated residual value of the property subject to the contracts, reduced by unearned interest on finance leases which is shown separately. Dealer wholesale financing represents floating-rate wholesale loans to PACCAR dealers for new and used trucks. The loans are collateralized principally by the trucks being financed. Interest and other receivables are interest due on loans and leases and other amounts due in the normal course of business. The allowance for losses for loans, leases and other in each geographic region are evaluated together as a group since they relate to a similar customer base and their contractual terms require regular payment of principal and interest primarily over 36 to 60 months and are secured by the same type of collateral. The Company specifically evaluates large accounts with past due balances or that otherwise are deemed to be at a higher risk of credit loss.

Finance and other receivables include the following:

	September 30 2009	December 31 2008
Loans	$2,960.6	$3,506.7
Retail direct financing leases	2,332.4	2,558.4
Sales-type finance leases	756.9	817.9
Dealer wholesale financing	1,177.3	1,635.0
Interest and other receivables	127.8	127.3
Unearned interest:
Finance leases	(370.7)	(430.6)

	6,984.3	8,214.7
Less allowance for losses:
Loans, leases and other	(163.2)	(167.1)
Dealer wholesale financing	(9.8)	(11.2)

	$6,811.3	$8,036.4

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE E – Product Support Liabilities

Product support liabilities consist of amounts accrued to meet product warranty obligations and accrued costs associated with optional extended warranty and repair and maintenance contracts. Warranty expenses and reserves are estimated and recorded at the time products or contracts are sold based on historical data regarding the source, frequency and cost of claims. The Company periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in product support liabilities are summarized as follows:

	2009	2008
Beginning balance, January 1	$450.4	$483.3
Cost accruals and revenue deferrals	121.7	232.7
Payments and revenue recognized	(190.1)	(210.6)
Currency translation	14.7	(20.1)

Ending balance, September 30	$396.7	$485.3

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE F – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net income	$13.0	$299.0	$65.8	$904.8
Other comprehensive income (OCI):
Currency translation gains (losses)	118.8	(271.0)	233.3	(161.4)
Derivative contracts increase (decrease)	8.8	(14.8)	24.7	(8.7)
Marketable securities increase (decrease)	.2	(4.2)	.6	(7.0)
Employee benefit plans amortization	.7	4.9	3.3	6.3

Net other comprehensive income (loss)	128.5	(285.1)	261.9	(170.8)

Comprehensive income	$141.5	$13.9	$327.7	$734.0

The currency translation gains in 2009 are due to the decrease of the U.S. dollar compared to the euro, Canadian dollar, and the Australian dollar. The currency translation losses in 2008 are primarily attributable to changes in the value of the U.S. dollar compared to the euro.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following:

	September 30 2009	December 31 2008
Currency translation adjustment	$393.5	$160.2
Net unrealized loss on derivative contracts	(57.6)	(82.3)
Net unrealized investment gains	1.2	.6
Employee benefit plans	(345.0)	(348.3)

Total accumulated other comprehensive loss	$(7.9)	$(269.8)

Stock Compensation Plans

Stock-based compensation expense was $7.5 and $7.6 for the first nine months of 2009 and 2008, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $2.5 and $3.6 for the first nine months of 2009 and 2008, respectively, and have been classified as a financing cash flow.

The Company issued 766,051 additional common shares under deferred and stock compensation arrangements in the nine months ended September 30, 2009.

Other Capital Stock Changes

No share repurchases were completed during the nine months ended September 30, 2009.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Additional shares	1,155,000	1,618,000	937,000	1,739,000
Antidilutive options	2,370,000	1,400,000	3,760,000	1,400,000

Certain restricted stock awards granted to employees are considered participating securities as these awards contain rights to dividends prior to vesting. Accordingly the restricted shares and the dividends paid on the restricted shares are considered in the calculation of basic earnings per share.

NOTE H – Income Taxes

The effective tax rate was 22.6% and 19.1% for the third quarter and first nine months of 2009 compared to 30.2% and 30.3% for the third quarter and first nine months of 2008. The lower effective tax rate in 2009 reflects a larger percentage benefit from permanent differences such as the R&D tax credit and favorable provision to return adjustments.

NOTE I – Severance Costs

During the third quarter and year-to-date 2009, the Company incurred severance costs as summarized below. These costs were the result of work force adjustments reflecting low truck demand, primarily in Europe.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Truck and Other:
Cost of sales and revenues	$7.1	$3.2	$21.6	$4.4
Sales, general and administrative	.4	.2	6.0	.3

	$7.5	$3.4	$27.6	$4.7
Financial Services:
Sales, general and administrative		.2	.3	.2

Total Severance Costs	$7.5	$3.6	$27.9	$4.9

At September 30, 2009, the Company had $10.7 accrued for future severance payments expected in the next year, compared to accruals of $6.7 at June 30, 2009 and $4.6 at December 31, 2008.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE J – Segment Information

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net sales and revenues:
Truck
Total	$1,867.0	$3,827.7	$5,288.2	$11,429.5
Less intersegment	(125.1)	(186.0)	(259.6)	(461.9)

External customers	1,741.9	3,641.7	5,028.6	10,967.6
All other	16.6	40.4	62.6	117.5

	1,758.5	3,682.1	5,091.2	11,085.1
Financial Services	241.7	322.8	740.0	970.7

	$2,000.2	$4,004.9	$5,831.2	$12,055.8

Income (loss) before income taxes:
Truck	$(21.1)	$362.5	$(32.2)	$1,063.6
All other	14.9	(1.6)	46.7	(6.4)

	(6.2)	360.9	14.5	1,057.2
Financial Services	18.1	45.5	49.0	171.5
Investment Income	4.9	22.2	17.8	69.5

	$16.8	$428.6	$81.3	$1,298.2

Depreciation and amortization:
Truck	$71.9	$76.7	$209.8	$231.1
All other	2.4	2.6	7.1	7.9

	74.3	79.3	216.9	239.0
Financial Services	98.7	87.5	270.3	243.2

	$173.0	$166.8	$487.2	$482.2

Included in All other is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense. For the three months ended September 30, 2009, All other income (loss) before income taxes included a curtailment gain of $18.3 for the discontinuation of postretirement healthcare related to the permanent closure of the Peterbilt facility in Madison, Tennessee. The second quarter included a curtailment gain of $47.7 from discontinuing subsidies of postretirement medical costs for the majority of its U.S. employees. For the three and nine months ended September 30, 2009 All other income (loss) before income taxes also included $1.5 and $20.6, respectively, for expense related to the net change in value of economic hedges.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE K – Derivative Financial Instruments

Derivative financial instruments are used as hedges to manage exposures to fluctuations in interest rates and foreign currency exchange rates. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at September 30, 2009.

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

At September 30, 2009, the notional amount of the Company’s interest-rate contracts was $4,016.7. Notional maturities for all interest-rate contracts are $383.2 for the remainder of 2009, $1,398.6 for 2010, $1,150.9 for 2011, $820.8 for 2012, $33.8 for 2013 and $229.4 for 2014. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions, assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar and the Mexican peso. At September 30, 2009, the notional amount of the outstanding foreign-exchange contracts was $202.8. Foreign-exchange contracts mature within one year.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet locations and fair value of derivative financial instruments:

	September 30, 2009
	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$17.7
Deferred taxes and other liabilities		$120.3
Foreign-exchange contracts:
Truck and Other:
Deferred taxes and other current assets	.3
Accounts payable and accrued expenses		.2

Total	$18.0	$120.5

Economic hedges:
Interest-rate contracts:
Financial Services:
Deferred taxes and other liabilities		$9.0
Foreign-exchange contracts:
Financial Services:
Other assets	.3
Deferred taxes and other liabilities		.1

Total	$.3	$9.1

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. The Company uses regression analysis to assess and measure effectiveness of interest-rate contracts. For foreign-exchange contracts, the Company performs quarterly assessments to ensure that critical terms continue to match. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for 2009.

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

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was all in the Financial Services segment as follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest and other borrowing expenses - interest-rate swaps	$(2.5)	$(8.2)
Interest and other borrowing expenses - term notes	$2.6	$8.8

In addition, the net interest accruals from interest-rate swap settlements are also reported in interest and other borrowing expenses.

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

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the pre-tax effects of derivative instruments recognized in earnings and Other Comprehensive Income (OCI):

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Interest- rate Contracts	Foreign- exchange Contracts	Interest- rate Contracts	Foreign- exchange Contracts
(Gain)/loss recognized in OCI:
Financial Services	$19.4	$(.1)	$55.8	$.2
Truck and Other		(.4)		(.3)

Total	$19.4	$(.5)	$55.8	$(.1)

(Income)/expense reclassified from Accumulated OCI into income:

Financial Services:
Interest and other borrowing expenses	$31.5		$95.0	$(.1)
Truck and Other:
Cost of sales		(.5)		(9.7)
Interest and other expense (income), net				(1.2)

Total	$31.5	$(.5)	$95.0	$(11.0)

Of the $57.6 accumulated net loss on derivative contracts included in accumulated other comprehensive loss as of September 30, 2009, $48.5, net of taxes, is expected to be reclassified to interest expense or cost of sales in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

Economic Hedges

Changes in the fair value of economic hedges are recorded in earnings in the period in which the change occurs.

The (income) or expense recognized in earnings related to economic hedges is as follows:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Interest- rate Contracts	Foreign- exchange Contracts	Interest- rate Contracts	Foreign- exchange Contracts
Financial Services:
Interest and other borrowing expenses	$.9	$1.6	$15.7	$2.0

Truck and Other:
Cost of sales		(.1)		(14.4)
Interest and other expense (income), net	1.5	(.6)	4.5	16.5

Total	$2.4	$.9	$20.2	$4.1

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

In addition, the net interest accruals from interest-rate contracts settlements are also reported in interest and other borrowing expenses for Financial Services and interest and other expense (income), net for Truck and Other.

NOTE L – Fair Value Measurements

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

Marketable Securities: The Company’s marketable debt securities consist of municipal bonds, government obligations, investment-grade corporate obligations, asset-backed securities and term deposits.

The fair value of government obligations and corporate bonds is based on quoted prices in active markets. These are categorized as Level 1.

The fair value of municipal bonds, asset-backed securities, commercial paper and term deposits is estimated using recent transactions, market price quotations, and pricing models that consider, where applicable, interest rates and other observable market information. These are categorized as Level 2.

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

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

PACCAR’s financial assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At September 30, 2009	Level 1	Level 2	Total
Assets:
Marketable debt securities	$47.5	$192.8	$240.3
Derivative contracts		18.3	18.3
Liabilities:
Term notes		374.1	374.1
Derivative contracts		129.6	129.6

At December 31, 2008	Level 1	Level 2	Total
Assets:
Marketable debt securities	$6.9	$168.5	$175.4
Derivative contracts		60.4	60.4
Liabilities:
Term notes		541.4	541.4
Derivative contracts		173.0	173.0

Other nonfinancial assets that are measured at fair value on a nonrecurring basis are as follows:

	September 30, 2009	December 31, 2008
	Level 2	Level 2
Used Trucks Held for Sale:
Truck and Other	$40.8	$27.9
Financial Services	146.8	96.6

	$187.6	$124.5

The carrying amount of used trucks held for sale is written down when appropriate to reflect their fair value. The fair value of used trucks is determined based on management’s evaluation of factors such as recent sales prices of comparable units, the condition of the vehicles and the number of similar units to be sold. Used truck write-downs during the quarter and nine months ended September 30, 2009 were $9.7 and $32.3, respectively. Of the $32.3 year-to-date cost, $13.5 was recorded in cost of sales in the truck segment and $18.8 was recorded in the financial services segment (credit losses of $8.4 and operating lease depreciation expense of $10.4). The amount of used truck write-downs was $23.5 for the year ended December 31, 2008 of which amount $12.1 was recorded in cost of sales in the truck segment and $11.4 was recorded in the financial services segment (credit losses of $9.2 and operating lease depreciation expense of $2.2).

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

The carrying amount and fair value of Financial Services fixed-rate loans and fixed-rate debt at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Financial Services fixed-rate loans	$2,537.4	$2,606.7	$3,011.1	$3,030.8

Liabilities:
Financial Services fixed-rate debt	1,427.4	1,520.3	752.7	788.1
Truck and Other fixed-rate debt	171.9	195.3	19.3	18.6

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE M – Employee Benefit Plans

PACCAR has several defined benefit pension plans, which cover a majority of its employees.

The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Service cost	$9.1	$11.8	$27.1	$35.7
Interest on projected benefit obligation	18.0	18.6	53.1	56.1
Expected return on assets	(24.0)	(23.4)	(69.1)	(70.6)
Amortization of prior service costs	.6	.6	1.6	1.8
Recognized actuarial loss	2.4	.7	7.2	2.3
Recognized settlement gain	(.1)		(.3)
Curtailment cost			1.9

Net pension expense	$6.0	$8.3	$21.5	$25.3

During the first nine months of 2009, the Company contributed $158.7 to its pension plans.

The following information details the components of net retiree (income) expense for the Company’s unfunded postretirement medical and life insurance plans:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Components of Retiree Expense :
Service cost		$.8		$2.4
Interest cost	$(.4)	1.2	$.4	3.5
Recognized actuarial gain
Recognized prior service costs				.1
Recognized net initial obligation		.1		.3
Curtailment gain	(18.3)		(66.0)

Net retiree (income) expense	$(18.7)	$2.1	$(65.6)	$6.3

The Company recognized a curtailment gain of $18.3 million in the third quarter for the discontinuation of postretirement healthcare related to the permanent closure of the Peterbilt facility in Madison, Tennessee. The second quarter included a curtailment gain of $47.7 from discontinuing subsidies of postretirement medical costs for the majority of its U.S. employees.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net sales and revenues:
Truck and Other	$1,758.5	$3,682.1	$5,091.2	$11,085.1
Financial Services	241.7	322.8	740.0	970.7

	$2,000.2	$4,004.9	$5,831.2	$12,055.8

Income before taxes:
Truck and Other	$(6.2)	$360.9	$14.5	$1,057.2
Financial Services	18.1	45.5	49.0	171.5
Investment Income	4.9	22.2	17.8	69.5
Income taxes	(3.8)	(129.6)	(15.5)	(393.4)

Net Income	$13.0	$299.0	$65.8	$904.8

Diluted Earnings Per Share	$.04	$.82	$.18	$2.47

Overview:

PACCAR recorded lower sales and net income in the third quarter and first nine months of 2009 compared to year-earlier levels. Third quarter 2009 net income was $13.0 million ($.04 per diluted share) compared to $299.0 million ($.82 per diluted share) in the third quarter of 2008. First nine months total net sales and revenues were $5.83 billion, 52% lower compared to the first nine months of 2008. First nine months net income was $65.8 million ($.18 per diluted share) compared to $904.8 million ($2.47 per diluted share) in the year-earlier period.

Third quarter results included a one-time net benefit of $14.1 million ($8.9 million, net of tax) from a $18.3 million curtailment gain related to discontinued postretirement healthcare plans for plant employees and $4.2 million of plant closure costs in connection with the permanent closure of the Peterbilt facility in Madison, Tennessee . Year-to-date 2009 results include $66.0 million of curtailment gains related to postretirement health care plans ($41.5 million, net of tax).

Compared to 2008, third quarter and first nine months 2009 total net sales and revenues and income before income taxes were negatively affected by the translation of weaker foreign currencies, primarily the euro and British pound. The translation effect decreased third quarter 2009 sales and revenues by $64.6 million and income before income taxes by $4.7 million compared to the third quarter of 2008. For the first nine months, the translation effect decreased sales and revenues by $423.3 million and income before income taxes by $30.7 million compared to 2008.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Net sales and revenues in the Truck and Other businesses was $1.76 billion in the third quarter of 2009 compared to $3.68 billion in third quarter of 2008. For the first nine months of 2009, Truck and Other net sales and revenues decreased 54% to $5.09 billion. The decrease in third quarter and year-to-date sales and revenues for 2009 primarily reflects decreased truck unit and part sales in all markets resulting from lower demand for the Company’s products due to the global recession.

Truck and Other Cost of sales and revenues were $1.65 billion in the third quarter of 2009 compared to $3.11 billion in the third quarter of 2008. Cost of sales and revenues were $4.70 billion in the first nine months of 2009, down 50% compared to $9.40 billion in the first nine months of 2008. Cost of sales and revenues declined in both periods primarily due to the decline in world wide truck deliveries. This volume decline was slightly offset by higher costs primarily due to lower fixed cost coverage caused by lower factory production volumes. Also included in cost of sales are severance costs of $7.1 million for the third quarter of 2009 compared to severance costs of $3.2 million in the third quarter of 2008 and $21.6 million in the first nine months of 2009 compared to $4.4 million in the first nine months of 2008.

Research and development (R&D) expenditures decreased to $43.4 million in the third quarter of 2009 from $88.1 million in the third quarter of 2008. R&D was $148.5 million for the first nine months of 2009 compared to $261.7 million in the first nine months of 2008 primarily due to lower spending on engine development programs. R&D spending in the fourth quarter of 2009 is expected to be in the range of $40.0 to $50.0 million.

Selling, general and administrative (SG&A) expense for Truck and Other of $87.4 million in the third quarter and $255.0 year to date declined by $31.9 million and $117.9 million, respectively. The lower spending is a result of focused efforts to reduce costs in response to the global economic recession and consists primarily of lower staffing costs, sales and marketing spending and travel costs. Foreign currency translation effects reduced SG&A by $2.7 million and $15.8 million for the quarter and nine month periods, respectively. Severance costs included in SG&A were $0.4 million in the third quarter of 2009 and $6.0 million in the first nine months of 2009 compared to $0.2 million in the third quarter of 2008 and $0.3 million in the first nine months of 2008. As a percentage of sales, SG&A increased in the third quarter to 5.0% in 2009 from 3.2% in 2008 and increased to 5.0% in the first nine months of 2009 from 3.4% in 2008 due to lower sales volumes.

Financial Services segment revenues for the third quarter of 2009 decreased to $241.7 million from $322.8 million in the third quarter of 2008. Revenues were $740.0 million in the first nine months of 2009, compared to $970.7 million in the first nine months of 2008. The decreased revenues in both the third quarter and the first nine months of 2009 resulted from lower earning asset balances in all markets and lower yields in North America and Europe. Third quarter Financial Services income before income taxes was $18.1 million compared to $45.5 million in 2008. First nine months income before income taxes was $49.0 million compared to $171.5 million. The decrease in both periods was primarily due to less revenues resulting from lower average earning asset balances and yields. In addition there were higher impairments and losses on sales of operating lease vehicles. These were partially offset by lower interest expense on smaller average debt balances, as well as lower operating expenses and provision for losses. The third quarter 2009 provision for losses on receivables declined $7.6 million to $26.6 million from $34.2 million in the prior year reflecting lower charge-offs and a decrease in the allowance for losses due to a decrease in past due accounts and a lower asset base. Year-to-date, the 2009 provision for losses on receivables was $80.7 million compared to the $76.0 million in 2008.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Investment income declined to $4.9 million and $17.8 million for the third quarter and first nine months of 2009 compared to $22.2 million and $69.5 million for the third quarter and first nine months of 2008 due to lower invested balances and lower market interest rates.

The effective tax rate was 22.6% and 19.1% for the third quarter and first nine months of 2009 compared to 30.2% and 30.3% for the third quarter and first nine months of 2008. The lower effective tax rate in 2009 reflects a larger percentage benefit from permanent differences such as the R&D tax credit and favorable provision to return adjustments.

The Company’s return on revenues was 0.7% and 7.5% for the third quarter of 2009 and 2008, respectively, and was 1.1% and 7.5% for the first nine months of 2009 and 2008, respectively.

Truck

PACCAR’s truck segment, which includes the manufacture and distribution of trucks and related aftermarket parts, accounted for 87% of revenues in the third quarter and 86% in the first nine months of 2009 compared to 91% in the third quarter and the first nine months of 2008. In North America, trucks are sold under the Kenworth and Peterbilt nameplates and, in Europe, under the DAF nameplate.

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	% change	2009	2008	% change
Truck net sales and revenues:
U.S. and Canada	$903.6	$1,167.0	(23)	$2,542.4	$3,794.2	(33)
Europe	572.4	1,898.7	(70)	1,848.9	5,464.3	(66)
Mexico, Australia and Other	265.9	576.0	(54)	637.3	1,709.1	(63)

	$1,741.9	$3,641.7	(52)	$5,028.6	$10,967.6	(54)

Truck (loss) income before taxes	$(21.1)	$362.5	(106)	$(32.2)	$1,063.6	(103)

The Company’s new truck deliveries are summarized below:
	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	% change	2009	2008	% change
United States	7,217	9,335	(23)	20,010	29,579	(32)
Canada	1,342	1,603	(16)	2,842	5,830	(51)

U.S. and Canada	8,559	10,938	(22)	22,852	35,409	(35)
Europe	4,751	18,139	(74)	16,445	50,808	(68)
Mexico, Australia and Other	1,991	4,678	(57)	4,402	14,357	(69)

Total Units	15,301	33,755	(55)	43,699	100,574	(57)

2009 Compared to 2008:

PACCAR’s worldwide truck sales and revenues of $1.74 billion in the third quarter of 2009 decreased compared to the third quarter of 2008 due to lower demand for the Company’s trucks and parts reflecting worldwide recessionary economic conditions. In the first nine months of 2009, PACCAR’s worldwide truck sales and revenues of $5.03 billion compared to $10.97 billion in the first nine months of 2008.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Sales and revenues in the U.S. and Canada during the three- and nine-month periods ended September 30, 2009 declined compared to the prior periods in 2008 due to lower new truck deliveries which reflected a lower market size. Industry retail sales in the heavy duty market in U.S. and Canada were 32% lower in the first nine months of 2009 compared to the first nine months of 2008.

In the third quarter and first nine months of 2009 European net sales and revenues decreased to $572.4 million and $1,848.9 million, respectively, from 2008. The lower net sales and revenues resulted from the decline in DAF truck deliveries during the third quarter and first nine months of 2009 due to lower truck market demand, truck selling prices and parts sales. DAF’s 2009 market share of the 15 tonne and above market for the first nine months of 2009 was 14.9% compared to 14.1% in 2008.

Sales and revenues in Mexico, Australia and other countries outside the Company’s primary markets declined 54% to $265.9 million in the third quarter of 2009 and 63% to $637.3 million for the first nine months of 2009 due to lower new truck deliveries. Truck unit deliveries in these markets decreased in the third quarter of 2009 and for the first nine months of 2009 compared to 2008, reflecting lower overall market demand.

Truck segment income before income taxes decreased to a loss of $21.1 million in the third quarter of 2009 from $362.5 million of income in the third quarter of 2008. During the first nine months of 2009 the Truck segment recorded a pretax loss of $32.2 million compared to income of $1,063.6 million in 2008. The loss in both periods was due to lower truck sales and margins in all markets somewhat offset by lower research and development spending as well as lower SG&A spending.

Net sales and revenues and gross margins for truck units and aftermarket parts are provided below. The aftermarket parts gross margin includes direct revenues and costs, but excludes certain truck segment costs.

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	% change	2009	2008	% change
Net sales and revenues:
Trucks	$1,264.3	$3,060.7	(59)	$3,635.6	$9,210.7	(61)
Aftermarket parts	477.6	581.0	(18)	1,393.0	1,756.9	(21)

	$1,741.9	$3,641.7	(52)	$5,028.6	$10,967.6	(54)

Gross Margin:
Trucks	$(43.2)	$357.9	(112)	$(82.3)	$1,043.3	(108)
Aftermarket parts	153.4	203.4	(25)	462.9	622.4	(26)

	$110.2	$561.3	(80)	$380.6	$1,665.7	(77)

Gross Margin %:
Trucks	(3.4)%	11.7%		(2.3)%	11.3%
Aftermarket parts	32.1%	35.0%		33.2%	35.4%
Truck segment	6.3%	15.4%		7.6%	15.2%

Total truck segment gross margins for the third quarter of 2009 decreased to 6.3% from 15.4% in the third quarter of 2008. Gross margins for the first nine months of 2009 were 7.6% compared to 15.2% in the same period of 2008. Gross margins were negatively impacted primarily by lower truck gross margins. Gross margins on trucks declined to negative 3.4% and 2.3% for the three and nine month periods ended September 30, 2009 primarily due to lower industry demand and lower absorption of fixed costs resulting from lower truck production. 2009 parts gross margins declined from the prior year due to a sales mix shift to lower margin replacement parts and the impact of the recession.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Truck Outlook

Worldwide recessionary economic conditions are expected to continue to dampen demand for heavy-duty trucks for the fourth quarter of 2009 and result in lower truck segment revenues and income for the Company compared to 2008. The Company’s research and development spending in the fourth quarter of 2009 will focus on engine development and new product programs and are expected to remain below spending in the prior year. For the year, research and development spending in 2009 is expected to be between $190-$200 million, down from the $341.8 million in 2008. The Company also expects fourth quarter 2009 SG&A expenses to be lower than 2008 as it remains focused on aligning the Company expenses to the market conditions. In North America, the Company expects 2009 industry Class 8 retail sales to be in the range of 100,000 -110,000 trucks. Industry retail sales in 2010 are expected to improve somewhat and be in the range of 110,000 -140,000 units, reflecting recent improvements in freight tonnage and manufacturing activity. In Western and Central Europe, the low level of heavy-duty registrations through the third quarter of 2009 is expected to continue and result in full year 2009 heavy-duty registrations in the range of 170,000-180,000 units, a 50% decline from 2008. With economic recovery in Europe expected to lag North America, 2010 heavy-duty registrations in these European markets are estimated to be in the range of 150,000 – 180,000. International markets are expected to remain weak in the fourth quarter of 2009 and into 2010. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Financial Services

The PACCAR Financial Services (PFS) segment, which includes wholly owned subsidiaries in the U.S., Canada, Mexico, Europe and Australia, derives its earnings primarily from financing and leasing PACCAR products.

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	% Change	2009	2008	% Change
New loan and lease volume:
U.S. and Canada	$347.8	$421.9	(18)	$684.7	$1,311.4	(48)
Europe	118.5	215.1	(45)	316.1	747.4	(58)
Mexico and Australia	81.2	219.6	(63)	218.4	620.2	(65)

	$547.5	$856.6	(36)	$1,219.2	$2,679.0	(54)

Average earning assets:
U.S. and Canada	$4,613.7	$5,770.5	(20)	$4,847.8	$5,917.3	(18)
Europe	2,488.0	3,250.9	(23)	2,579.6	3,066.6	(16)
Mexico and Australia	1,319.5	1,729.4	(24)	1,324.5	1,668.6	(21)

	$8,421.2	$10,750.8	(22)	$8,751.9	$10,652.5	(18)

Average earning assets by product:
Loans and finance leases	$5,024.5	$6,388.5	(21)	$5,209.5	$6,501.1	(20)
Dealer wholesale financing	1,141.9	1,854.9	(38)	1,266.2	1,697.3	(25)
Equipment on lease and other	2,254.8	2,507.4	(10)	2,276.2	2,454.1	(7)

	$8,421.2	$10,750.8	(22)	$8,751.9	$10,652.5	(18)

Revenue:
U.S. and Canada	$117.7	$149.7	(21)	$361.0	$461.5	(22)
Europe	76.5	111.8	(32)	236.8	332.4	(29)
Mexico and Australia	47.5	61.3	(23)	142.2	176.8	(20)

	$241.7	$322.8	(25)	$740.0	$970.7	(24)

Revenue by product:
Loans and finance leases	$109.8	$142.9	(23)	$337.0	$438.7	(23)
Dealer wholesale financing	11.9	31.3	(62)	41.5	86.3	(52)
Equipment on lease and other	120.0	148.6	(19)	361.5	445.7	(19)

	$241.7	$322.8	(25)	$740.0	$970.7	(24)

Income before taxes	$18.1	$45.5	(60)	$49.0	$171.5	(71)

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

2009 Compared to 2008:

Revenues:

Revenues declined in both the third quarter and first nine months of 2009 from lower earning asset balances and lower yields primarily in the U.S., Canada and Europe. Average earning assets declined in the three and nine months ended September 30, 2009 due to the effects of lower new loan and lease volume in all markets and a reduction in dealer wholesale financing of new trucks. New loan and lease volume declined primarily due to lower new PACCAR truck production. In the third quarter of 2009, PFS market share on new PACCAR trucks delivered increased to 30.2% from 28.8% in the third quarter of 2008, reflecting increased financing to high quality fleet customers in North America. Year-to-date, PFS market share was 23.4%, down from 28.2% in the comparable period in 2008 due to an emphasis on improved credit quality and higher margins in the U.S., Canada and Europe.

At September 30,	2009	2008
Percentage of retail loan and lease accounts 30+ days past-due:
U.S. and Canada	2.4%	2.5%
Europe	4.8%	1.6%
Mexico and Australia	10.2%	4.9%
Total	4.4%	2.7%

Worldwide PFS accounts 30+ days past-due at September 30, 2009 were 4.4% of portfolio balances compared to 2.7% at September 30, 2008 due to a decline in freight tonnage, freight rates and customer cash flows most significantly in Europe and Mexico. The 4.4% worldwide PFS accounts 30+ days past-due at September 30, 2009 decreased from 4.7% at June 30, 2009 primarily from improvements in the U.S., Canada and Europe.

Interest income and other revenue in the third quarter and nine months of 2009 declined from the corresponding periods in the prior year due to lower average earning assets and lower asset yields summarized as follows:

	Three Months Ended September 30	Nine Months Ended September 30
Interest and fees - 2008	$174.2	$525.0
Lower average asset balances	(41.7)	(103.5)
Decrease in yield	(10.8)	(43.0)

Interest and fees - 2009	$121.7	$378.5

The decline in average earning assets was due to lower retail loan and lease new business volume as well as lower dealer wholesale financing due to a decline in dealer inventory levels in all markets. Yield declined primarily due to lower market interest rates.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Operating lease, rental and other income in the third quarter and nine months of 2009 declined from the corresponding periods in the prior year from lower average assets, lower rental utilization, and a decrease in yields. The decline in average operating lease and other assets was due to lower new business volume. The lower rental utilization reflects the weaker economic environment and the decline in yields was due to lower market rates.

Expenses

Interest and other borrowing expenses decreased in the third quarter and year-to-date from the comparable periods in the prior year due to lower average debt balances and lower borrowing rates as summarized below:

	Three Months Ended September 30	Nine Months Ended September 30
Interest and other borrowing expenses - 2008	$102.1	$302.7
Lower average debt balances	(22.6)	(52.4)
Lower borrowing rates	(13.0)	(19.5)

Interest and other borrowing expenses - 2009	$66.5	$230.8

Average debt balances decreased due to the lower level of funding needed to fund the smaller financial services portfolio. Lower borrowing rates were primarily related to lower commercial paper rates.

Third quarter and year-to-date 2009, depreciation and other expenses reflected a lower asset base partially offset by higher depreciation. Third quarter 2009 depreciation was $86.4 million in 2009 compared to $79.8 million in 2008 and year-to-date 2009 depreciation increased to $246.6 million compared to $224.7 million in the prior year. The higher quarterly and year-to-date depreciation results from both higher impairments on existing operating lease assets as well as higher losses on the sale of returned operating lease assets reflecting the impact of lower used truck prices.

Selling, general and administrative (SG&A) expense of $21.1 million in the third quarter declined by $6.8 million and SG&A expense of $63.7 million year-to-date declined by $23.3 million. Lower spending is a result of focused efforts to reduce costs in response to the continued decline in global economic conditions and consists primarily of lower staffing levels and travel costs.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

The provision for losses on receivables for the third quarter and year-to-date is summarized as follows:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Net Charge-offs	Increase (decrease) in allowance	Provision for losses on receivables	Net Charge-offs	Increase (decrease) in allowance	Provision for losses on receivables
U.S. and Canada	$17.0	$(1.8)	$15.2	$49.5	$(9.9)	$39.6
Europe	10.2	(3.4)	6.8	32.8	(.4)	32.4
Mexico and Australia	4.7	(0.1)	4.6	10.6	(1.9)	8.7

	$31.9	$(5.3)	$26.6	$92.9	$(12.2)	$80.7

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Net Charge-offs	Increase (decrease) in allowance	Provision for losses on receivables	Net Charge-offs	Increase (decrease) in allowance	Provision for losses on receivables
U.S. and Canada	$28.4	$(0.1)	$28.3	$63.9	$.4	$64.3
Europe	3.0		3.0	4.3	1.3	5.6
Mexico and Australia	2.7	$0.2	2.9	4.3	1.8	6.1

	$34.1	$0.1	$34.2	$72.5	$3.5	$76.0

The provision for losses on receivables in the third quarter of 2009 decreased to $26.6 from $34.2 million in the third quarter of 2008. The decrease reflects a reduction in net portfolio charges-offs in the U.S. and Canada, as well as decreases in the allowance for losses due to a declining asset base slightly offset by higher net portfolio charge-offs in Europe, Mexico and Australia. In the first nine months of 2009 the provision for losses was $80.7 million compared to $76.0 in the first nine months of 2008. The increase primarily resulted from higher net charge-offs in Europe which more than offset lower net charge-offs in the U.S. and Canada and the reductions in the allowance for losses.

Financial Services Outlook

Financial Services segment results are principally dependent on the generation of loans and leases, the related spread between the yields on loans and leases and borrowing costs, access to liquidity to generate new business and the level of credit losses. A reduction in average earning assets is expected to continue in the fourth quarter of 2009 and into 2010 as the level of PACCAR truck sales in all markets will likely result in lower new business volume compared to portfolio liquidations and the effect of lower dealer wholesale financing . Recessionary economic conditions are expected to continue to exert pressure on the profit margins and cash flow of truck operators and contribute to high levels of past-due accounts, truck repossessions and voluntary truck returns. These factors are also expected to contribute to lower average earning assets and result in lower fourth quarter 2009 revenue and income compared to the prior year. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

Other Business

Included in Truck and Other is the Company’s winch manufacturing business. Sales from this business represent approximately 1% of net sales for 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES:

	September 30, 2009	December 31, 2008
Cash and cash equivalents	$1,799.2	$1,955.2
Marketable debt securities	240.3	175.4

	$2,039.5	$2,130.6

The Company’s total cash and marketable debt securities decreased $91.1 million in 2009 to $2,039.5 million. The Company’s total cash and cash equivalents decreased $156.0 million to $1,799.2 million for the nine months ended September 30, 2009. This was primarily the result of $864.0 million of cash provided by operating activities and $394.6 million of cash provided by investing activities, offset by $1,503.8 million of cash used in financing activities as summarized below.

Nine Months Ended September 30:	2009	2008
Operating activities:
Net Income	$65.8	$904.8
Net income items not affecting cash	469.7	586.1
Changes in operating assets and liabilities	328.5	(531.4)

Net cash provided by operating activities	864.0	959.5
Net cash provided by (used in) investing activities	394.6	(547.0)
Net cash used in financing activities	(1,503.8)	(838.3)
Effect of exchange rate changes on cash	89.2	(36.6)

Net decrease in cash and cash equivalents	(156.0)	(462.4)
Cash and cash equivalents at beginning of the period	1,955.2	1,858.1

Cash and cash equivalents at end of the period	$1,799.2	$1,395.7

Cash provided by operations declined to $864.0 million in the first nine months of 2009 compared to $959.5 million in the same period of 2008, primarily due to lower net income of $839.0 million, higher pension contributions of $147.6 million and lower working capital requirements primarily due to higher net cash flows from dealer inventory financing of $926.1 million.

Cash provided by investing activities increased by $941.6 million to $394.6 million in the nine months ended September 30, 2009 compared to the prior year. Investments in capital equipment decreased $529.3 million, proceeds on asset disposals increased $57.3 million, and the Financial Services segment experienced increased net liquidations of $643.9 million from lower new loan and lease originations due to lower demand for truck financing. These cash inflows were partially offset by fewer liquidations of marketable debt securities of $273.8 million in the current period due to lower average marketable securities balances.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

The cash outflow from financing activities in the first nine months of 2009 of $1,503.8 million was $665.5 million higher than the same period in 2008. This was primarily due to net debt repayments in 2009 compared to net borrowings in 2008 from a declining financial services asset base of $1,260.6 million, offset by the benefit of lower cash dividends paid in 2009 of $364.5 million due to a lower special dividend and a reduction in the regular dividend. PACCAR reduced its regular quarterly dividend from $.18 cents to $.09 cents per share, in the third quarter 2009. In addition, there were no stock repurchases in 2009 compared to $230.5 million in 2008.

The Company has line of credit arrangements of $3.67 billion, of which $3.38 billion was unused at the end of September 2009. Included in these arrangements are $3.0 billion of syndicated bank facilities. Of the $3.0 billion bank facilities, $2.0 billion matures in June 2010 and $1.0 billion matures in June 2012. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank lines for the nine months ended September 30, 2009.

In November 2008, PACCAR Inc filed a shelf registration under the Securities Act of 1933. In September 2009, the Company issued $120.0 million of floating rate medium-term notes under this registration. The total amount of medium-term notes issued under this registration as of September 30, 2009 is $870.0 million. The registration expires in 2011 and does not limit the principal amount of debt securities that may be issued during the period.

The Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), periodically files shelf registrations under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of September 30, 2009 was $1,148.5 million. The current registration expires in November 2009 and does not limit the principal amount of debt securities that may be issued during the period. PFC intends to file a new shelf registration statement under the Securities Act of 1933 in November 2009.

At September 30, 2009, PACCAR’s European finance subsidiary, PACCAR Financial Europe, had €830 million available for issuance under a €1.5 billion medium-term note program registered with the London Stock Exchange. The program was renewed in the third quarter of 2009 and is renewable annually.

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

Expenditures for property, plant and equipment in the first nine months of 2009 totaled $76.3 million compared to $352.3 million in 2008. The Company has reduced its planned capital expenditures to reflect current economic conditions. As a result, capital spending in 2009 is expected to be approximately $100 - $125 million compared to $462.8 million in 2008. Research and development spending is expected to be reduced to $190 - $200 million from $341.8 million in 2008. PACCAR’s 2009 capital and research and development spending will continue to focus on manufacturing efficiency improvements, engine development and new product programs.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

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

There were no material changes in the Company’s market risk during the nine months ended September 30, 2009. For additional information, refer to Item 7A as presented in the 2008 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

PART II-OTHER INFORMATION

For Items 1, 3, 4 and 5, there was no reportable information for the three months ended September 30, 2009.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2008 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the nine months ended September 30, 2009.

(c) Issuer purchases of equity securities.

There were no repurchases of PACCAR’s common stock in the nine months ended September 30, 2009. On October 29, 2007, the Board of Directors approved a plan to repurchase up to $300 million of PACCAR’s outstanding common stock. As of September 30, 2009, $292 million of shares have been repurchased under this plan. On July 8, 2008, PACCAR’s Board of Directors approved a new plan to repurchase up to an additional $300 million of the Company’s outstanding common stock. No repurchases have been made under this plan.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date November 5, 2009	By	/s/ M.T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

(3) (i)	Articles of Incorporation:

(a)	Restated Certificate of Incorporation of PACCAR Inc (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005).

(b)	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008 (incorporated by reference to Exhibit (3)(b) of the Quarterly Report on Form 10-Q for the period ended March 31, 2008).

(ii)	Amended and Restated Bylaws of PACCAR Inc (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005).

(4)	Instruments defining the rights of security holders, including indentures:

(a)	Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of September 19, 1989 between PACCAR Financial Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of PACCAR Financial Corp.’s Annual Report on Form 10-K dated March 26, 1984, File Number 001-11677 and Exhibit 4.2 of PACCAR Financial Corp.’s Registration Statement on Form S-3 dated September 23, 1989, Registration Number 33-29434), and the Agreement of Resignation, Appointment and Acceptance, dated as of October 31, 2006 (incorporated by reference to PACCAR Financial Corp.’s Form 8-K dated November 3, 2006).

(b)	Forms of Medium-Term Note, Series K (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated December 23, 2003, Registration Number 333-111504).

(c)	Forms of Medium-Term Note, Series L (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.'s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

(d)	Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of PACCAR Inc.’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

(e)	Forms of Medium-Term Note, Series A (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Inc’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

(f)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Euro Medium Term Note Programme of PACCAR Financial Europe B.V. and PACCAR Financial PLC.

(g)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)	Material Contracts:

(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan (incorporated by reference to Exhibit 10(a) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(b)	Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004. Incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the year ended December 31, 2005).

(d)	Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Exhibit 10(d) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(e) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement For Non-Employee Directors (incorporated by reference as Exhibit 99.3 to Current Report on Form 8-K of PACCAR Inc dated December 10, 2007).

(g)	Amendment to compensatory arrangement with non-employee directors (incorporated by reference to Exhibit (10)(h) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2005).

(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (incorporated by reference to Appendix B of the 2006 Proxy Statement, dated March 14, 2006).

(i)	PACCAR Inc Long Term Incentive Plan (incorporated by reference to Appendix A of the 2006 Proxy Statement, dated March 14, 2006).

FORM 10-Q

PACCAR Inc AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

(j)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K of PACCAR Inc dated January 20, 2005 and filed January 25, 2005).

(k)	PACCAR Inc Long Term Incentive Plan, Amended Form of 2006 Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.2 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007).

(l)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007).

(m)	PACCAR Inc Long Term Incentive Plan, Amended Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.3 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007).

(n)	PACCAR Inc Long Term Incentive Plan, 2008 Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 to the Current Report on Form 8-K of PACCAR Inc dated February 5, 2008).

(o)	PACCAR Inc Savings Investment Plan, Amendment and Restatement Effective January 1, 2007 (incorporated by reference as Exhibit 10(n) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(p)	Amendment to the PACCAR Inc Savings Investment Plan, Effective January 1, 2009 (incorporated by reference as Exhibit 10(o) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended March 31, 2009, File Number 001-14817).

(q)	Amendment to the PACCAR Inc Savings Investment Plan, Effective January 1, 2008.

(r)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K of PACCAR Inc filed May 16, 2007).

(s)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities; (Incorporated by reference as Exhibit 10(o) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2008).

(12)	Statements Re: Computation of Ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the Nine month periods ended September 30, 2009 and 2008.

(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2004 -– 2008 (incorporated by reference as Exhibit 12(b) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended March 31, 2009, File Number 001-14817).

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