Form 10-K
period 2009-12-31
PACCAR INC
filed 2010-02-26
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

Commission File No. 001-14817

PACCAR Inc

(Exact name of Registrant as specified in its charter)

Delaware	91-0351110
(State of incorporation)	(I.R.S. Employer Identification No.)

777 - 106th Ave. N.E., Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (425) 468-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	The NASDAQ Global Select Market LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009:

Common Stock, $1 par value - $ 11.5 billion

The number of shares outstanding of the registrant’s classes of common stock, as of January 31, 2010:

Common Stock, $1 par value – 364,195,044 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2009, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held on April 20, 2010, are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS.

(a) General Development of Business

PACCAR Inc (the Company), incorporated under the laws of Delaware in 1971, is the successor to Pacific Car and Foundry Company which was incorporated in Washington in 1924. The Company traces its predecessors to Seattle Car Manufacturing Company formed in 1905.

(b) Financial Information About Industry Segments and Geographic Areas

Information about the Company’s industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on page 66 of the Annual Report to Stockholders for the year ended December 31, 2009 and is incorporated herein by reference.

(c) Narrative Description of Business

The Company has two principal industry segments, (1) design, manufacture and distribution of light-, medium- and heavy-duty trucks and related aftermarket parts and (2) finance and leasing products and services provided to customers and dealers. Light and medium-duty trucks have a gross vehicle weight (GVW) ranging from 16,000 to 33,000 lbs (Class 5 to 7) in North America and 6 to 15 metric tonnes in Europe Heavy duty trucks have a GVW of over 33,000 lbs (Class 8 market) in North America and over 15 metric tonnes in Europe. The Company’s finance and leasing activities are principally related to Company products and associated equipment. Other manufactured products include industrial winches.

TRUCKS

The Company and its subsidiaries design and manufacture heavy-duty diesel trucks which are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Canada and Mexico, are used world-wide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. The Company competes in the North American Class 5 - 7 markets primarily with conventional models. These trucks are assembled at facilities in Ste. Therese, Canada and in Mexicali, Mexico, which are operated by the Company’s wholly owned subsidiaries located in those countries. The Company competes in the European light/medium market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of the Company’s wholly owned subsidiaries. Commercial trucks and related aftermarket parts comprise the largest segment of the Company’s business, accounting for 86.5% of total 2009 net sales and revenues.

Substantially all trucks and related aftermarket parts are sold to independent dealers. The Kenworth and Peterbilt nameplates are marketed and distributed by separate divisions in the U.S. and a foreign subsidiary in Canada. The Kenworth nameplate is also marketed and distributed by foreign subsidiaries in Mexico and Australia. The DAF nameplate is marketed and distributed by a foreign subsidiary headquartered in the Netherlands. A U.S. division, PACCAR International, also markets all three nameplates outside each of their primary markets. The decision to operate as a subsidiary or as a division is incidental to Truck segment operations and reflects legal, tax and regulatory requirements in the various countries where PACCAR operates.

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

The Company’s trucks have a reputation for high quality and are essentially custom products, most of which are ordered by dealers according to customer specification. Some units are ordered by dealers for stocking to meet the needs of certain customers who require immediate delivery or for customers that require chassis to be fitted with specialized bodies. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures its own engines and axles and a higher percentage of other components for its heavy truck models. The material costs of trucks and parts includes raw materials, partially processed materials, such as castings, and finished components manufactured by independent suppliers. The cost of materials purchased from suppliers of raw materials, partially processed materials and finished components make up more than 85% of the cost of new trucks and parts. The value of finished truck components manufactured by independent suppliers ranges from approximately 50% in Europe to approximately 90% in North America. In addition to purchased materials, the Company’s cost of sales includes labor and factory overhead, vehicle and parts delivery, and warranty. Accordingly, except for certain factory overhead costs such as depreciation, property taxes and utilities, the Company’s cost of sales are highly variable in relation to sales.

Raw materials and other components used in the manufacture of trucks are purchased from a number of suppliers. The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 3% of consolidated revenues in 2009. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would either require the Company to contract for an alternative source of supply or to manufacture cabs itself. Other than these components, the Company is not limited to any single source for any significant component, although the sudden inability of a supplier to deliver components could have a temporary adverse effect on production of certain products. No significant shortages of materials or components were experienced in 2009. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

Aftermarket truck parts are sold and delivered to the Company’s independent dealers through the Company’s parts distribution network. Parts are both manufactured by the Company and purchased from various suppliers. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. As a percentage of total consolidated net sales and revenues, parts sales were 23.4% in 2009, 15.1% in 2008, and 15.0% in 2007.

Key factors affecting Truck segment earnings include the number of new trucks and aftermarket parts sold in the markets served and the margins realized on the sales. The Company’s sales of new trucks is dependent on the size of the truck markets served and the Company’s share of those markets. Aftermarket parts sales are influenced by the total number of the Company’s trucks in service and the average age and mileage of those trucks. Truck segment sales and margins tend to be cyclical related to the level of overall economic activity, the availability of capital and the amount of freight being transported. The Company’s cost per truck and parts sold consist primarily of material costs which are influenced by commodities prices such as steel, copper, aluminum and petroleum. The Company utilizes long term supply agreements with its suppliers to reduce the variability of the unit cost of purchased materials and finished components. The Company’s spending on research and development varies based on product development cycles and government requirements such as the periodic need to meet diesel engine emissions standards in the various markets served. The Company maintains rigorous control of Selling, General and Administrative (SG&A) expenses and seeks to minimize such costs.

There were three other principal competitors in the U.S. and Canada Class 8 truck market in 2009. The Company’s share of the U.S. and Canadian market was 25.1% of retail sales in 2009. In Europe there were five other principal competitors in the commercial vehicle market in 2009, including parent companies to two competitors of the Company in the United States. In 2009, DAF had a 14.8% share of the Western and Central European heavy-duty market and a 9.3% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

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

The Company had a total production backlog of $1.4 billion at the end of 2009. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90-day backlog approximated $1.1 billion at December 31, 2009, $0.8 billion at December 31, 2008 and $2.2 billion at December 31, 2007. Production of the year-end 2009 backlog is expected to be substantially completed during 2010.

OTHER BUSINESS

The Truck and Other businesses include a division of the Company which manufactures industrial winches in two U.S. plants and markets them under the Braden, Carco, and Gearmatic nameplates. The markets for these products are highly competitive and the Company competes with a number of well established firms. Sales of industrial winches were approximately 1% of net sales and revenues in 2009, 2008, and 2007.

The Braden, Carco, and Gearmatic trademarks and trade names are recognized internationally and play an important role in the marketing of those products.

FINANCIAL SERVICES

In North America, Australia and 16 European countries, the Company provides financing and leasing arrangements, principally for its manufactured trucks, through wholly owned finance companies operating under the PACCAR Financial trade name. They provide inventory financing for independent dealers selling PACCAR products, and retail loan and lease financing for new and used trucks and other transportation equipment sold principally by its independent dealers. Receivables are secured by the products financed or leased. The terms of loan and lease contracts vary with the type and usage of equipment but generally range from three to seven years. Payment is required on dealer inventory financing when the floored truck is sold to a customer or upon maturity of the flooring loan whichever comes first. Dealer inventory loans generally mature within one to two years.

The Company also conducts full service leasing operations through wholly owned subsidiaries in North America and Germany under the PacLease trade name. Selected dealers in North America are franchised to provide full service leasing. The Company provides its franchisees equipment financing and administrative support. The Company also operates full service lease outlets on its own behalf.

The Company funds its financing activities primarily through commercial paper, bank loans and by issuing medium-term debt through public debt markets. The Company attempts to match the maturity of the debt with the maturity of loans and leases.

Key factors in determining the earnings of the Financial Services segment include the volume of new loans and leases, the yield earned on the loans and leases, the costs of funding investments in loans and leases and the ability to collect the amounts owed to the Company. New loan and lease volume is dependent on the volume of new trucks sold by the Company and the share of those truck sales that are financed by the Financial Services segment. Finance market share is influenced by the extent of competition in the financing market. The Company’s competitors primarily include banks and independent finance and leasing companies.

The revenue earned on loans and leases depends on market interest and lease rates and the ability of the Company to differentiate itself from the competition by superior industry knowledge and customer service. Dealer inventory loans have variable rates with rates reset monthly based on an index pertaining to the applicable local market. Retail loan and lease contracts normally have fixed rates over the contract term. The Company obtains funds either through fixed rate borrowings or through variable rate borrowings which have been effectively converted to fixed rate through the use of interest rate contracts. This enables the Company to obtain a stable spread between the cost of borrowing and the yield on fixed rate contracts over the contract term. Included in Financial Services cost of revenues is depreciation on equipment on operating leases. The amount of depreciation on operating leases principally depends on the amount of leased equipment, and the average term of the lease which ranges from three to seven years and residual values which generally range from 30 to 50%. The margin earned is the difference between the revenues on loan and lease contracts and the direct costs of funding including interest and deprecation.

The Company incurs credit losses when customers are unable to pay the full amounts due under loan and lease contracts. The Company takes a conservative approach to underwriting new retail business in order to minimize credit losses and the related provision for losses. Retail loan and lease customers consist of medium and large commercial trucking companies, independent owner operators and other businesses that use trucks in their operations. The ability of these customers to pay their obligations to the Company depends on the state of the general economy, the extent of freight demand, freight rates and the cost of fuel. The Company limits the exposure of any one customer, with no one customer amounting to more than 3% of the aggregate portfolio. The Company generally requires a down payment and secures its interest in the underlying truck equipment collateral and may include other collateral or personal guarantees. In the event of default, the Company will repossess the vehicle and sell it in the open market primarily through its dealer network. The Company will take legal means to recover any shortfall between the amounts owed and the amounts recovered from sale of the collateral. The amount of credit losses depends on the rate of default on loans and leases and, in the event of repossession, the ability to recover the amount owed from sale of the collateral which is affected by used truck prices. The Company’s experience over the last fifty years financing truck sales has been that higher past dues lead to increased rates of repossession. Used truck prices tend to fall during periods of economic weakness. As a result, credit losses tend to increase during those periods. The Company provides an allowance for credit losses based on an analysis of estimated losses inherent in the portfolio, considering the amount of past due accounts, the trends of used truck prices and the economic climate in each of its markets.

Financial Services selling general and administrative expenses consist primarily of personnel costs associated with originating and servicing the Company’s loan and lease portfolios. These cost vary somewhat depending on overall levels of business activity, but given the ongoing nature of servicing activities tend be relatively stable.

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

EMPLOYEES

On December 31, 2009, the Company had approximately 15,200 employees.

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

The Financial Services segment is subject to liquidity risk. The global economy is experiencing a recession and the financial markets are experiencing significant volatility. Financial turmoil is affecting the banking system and financial markets and has resulted in reduced liquidity in the global credit markets. Despite the reduced liquidity, the Company’s Financial Services segment has generally been able to issue commercial paper and medium-term notes and obtain bank debt. If commercial paper, medium-term notes and bank debt do not provide the necessary liquidity in the future, the Financial Services segment may limit its financing of retail and wholesale assets. This may have a negative effect on the Company’s Financial Services segment results.

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

The Company and its subsidiaries own and operate manufacturing plants in four U.S. states, three countries in Europe, and one each in Australia, Canada and Mexico. The Company also has a number of parts distribution centers, sales and service offices, and finance and administrative offices which are operated in owned or leased premises in these and other countries. Facilities for product testing and research and development are located in Washington state and the Netherlands. The Company’s corporate headquarters is located in owned premises in Bellevue, Washington. The Company considers all of the properties used by its businesses to be suitable for their intended purposes.

The Company continuously invests in facilities, equipment and processes to provide manufacturing and warehouse capacity to meet its customers’ needs.

Construction of PACCAR’s new world-class engine production facility in Columbus, Mississippi, was substantially completed in 2009. PACCAR engines will be available in Peterbilt and Kenworth trucks in the summer of 2010. Initially, the engines will be built at DAF in Eindhoven, the Netherlands, with final assembly in Mississippi.

The following summarizes the number of the Company’s manufacturing plants by geographical location within indicated industry segments:

	U.S.	Canada	Australia	Mexico	Europe
Truck	3	1	1	1	3
Other	2	—	—	—	—

ITEM 3.	LEGAL PROCEEDINGS.

The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company’s business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information, Holders, Dividends, Securities Authorized for Issuance Under Equity Compensation Plans and Performance Graph

Data regarding Market Information, Holders and Dividends are included in the Annual Report to Stockholders for the year ended December 31, 2009, under the caption “Common Stock Market Prices and Dividends” and are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2009, regarding compensation plans under which PACCAR equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options and Other Rights	Weighted-average Exercise Price of Outstanding Options	Securities Available for Future Grant (Excluding Shares Reflected in Column (1))
Stock compensation	(1)	(2)	(3)
Plans approved by Stockholders	6,071,334	$29.12	17,690,540

All stock compensation plans have been approved by the stockholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 503,682 shares that represent deferred cash awards payable in stock. The weighted-average exercise price does not include the securities that represent deferred cash awards.

Securities available for future grant are authorized under the following two plans: (i) 16,776,992 shares under the LTI Plan, and (ii) 913,549 shares under the RSDC Plan.

Data regarding the Performance Graph are included in the Annual Report to Stockholders for the year ended December 31, 2009, under the caption “Stockholder Return Performance Graph” and are incorporated herein by reference.

(b)	Use of Proceeds from Registered Securities

Not applicable

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of PACCAR’s common stock in the 4th Quarter of 2009. On October 29, 2007, the Board of Directors approved a plan to repurchase up to $300 million of PACCAR’s outstanding common stock. As of December 31, 2009 $292 million of shares have been repurchased under this plan. On July 8, 2008, PACCAR’s Board of Directors approved a new plan to repurchase up to an additional $300 million of the Company’s outstanding common stock. No repurchases were made under this plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Information in response to Item 301 of Regulation S-K appears in the Annual Report to Stockholders for the year ended December 31, 2009 under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information in response to Item 303 of Regulation S-K appears in the Annual Report to Stockholders for the year ended December 31, 2009 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information in response to Item 305 of Regulation S-K appears in the Annual Report to Stockholders for the year ended December 31, 2009 under the caption “Market Risks and Derivative Instruments” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2009, are incorporated herein by reference:

Consolidated Statements of Income

— Years Ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets

— December 31, 2009 and 2008

Consolidated Statements of Cash Flows

— Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity

— Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

— December 31, 2009, 2008 and 2007

Information in response to Item 302(A) of Regulation S-K appears in the Annual Report to Stockholders for the year ended December 31, 2009 under the caption “Quarterly Results (Unaudited)” and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2009 (“Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management’s Report on Internal Control over Financial Reporting on page 68 and Report of Independent Registered Public Accounting Firm on the Company’s Internal Controls on page 69 of the Annual Report to Stockholders for the year ended December 31, 2009, are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 401(a), (d), and (e) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 20, 2010 and is incorporated herein by reference:

•	Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

Item 401(b) of Regulation S-K:

Executive Officers of the registrant as of February 26, 2010:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (56)	Chairman and Chief Executive Officer since 1997. Mr. Pigott is the brother of John M. Pigott, a director of the Company.

Thomas E. Plimpton (60)	Vice Chairman; President from January 2003 to September 2008.

James G. Cardillo (61)	President; Executive Vice President from September 2006 to September 2008; Senior Vice President from May 2004 to September 2006.

Daniel D. Sobic (56)	Executive Vice President; Senior Vice President from January 2007 to October 2008; Vice President of PACCAR and General Manager of Peterbilt from October 2003 to December 2006.

Ronald E. Armstrong (54)	Senior Vice President; Vice President from January 2007 to November 2007; Vice President and Controller from November 2002 to December 2006.

Robert J. Christensen (53)	Senior Vice President; Vice President of PACCAR and General Manager of Kenworth from July 2002 to October 2008.

David C. Anderson (56)	Vice President and General Counsel; Counsel since December 2004.

Michael T. Barkley (54)	Vice President and Controller; Operations Controller from January 2000 to December 2006.

Aad Goudriaan (50)	Vice President and President, DAF Trucks N.V. since May 2004.

T. Kyle Quinn (48)	Vice President and Chief Information Officer; General Manager and Chief Information Officer from September 2008 to December 2009; Senior Director Applications and Global Operations from May 2005 to August 2008. Director of Applications for The Boeing Company from January 2005 to May 2005.

Officers are elected annually but may be appointed or removed on interim dates.

Item 405 of Regulation S-K:

Section 16(a) Beneficial Ownership Reporting Compliance:

The Company believes that all of its directors and executive officers complied with all reporting requirements on a timely basis during 2009, except that a timely filed report for R. E. Armstrong had a clerical error in the number of stock options granted and was corrected.

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

Item 407(d)(4) and 407(d)(5) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 20, 2010 and is incorporated herein by reference:

•	Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”

•	Identification of audit committee financial experts is included under the caption “AUDIT COMMITTEE REPORT.”

ITEM 11.	EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 20, 2010 and is incorporated herein by reference:

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

Stock ownership information is included under the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “STOCK OWNERSHIP OF OFFICERS AND DIRECTORS” in the proxy statement for the annual stockholders meeting of April 20, 2010 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 5 of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 2009.

Information concerning director independence is included under the caption “BOARD GOVERNANCE” in the proxy statement for the annual stockholders meeting of April 20, 2010 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal accountant fees and services information is included under the caption “INDEPENDENT AUDITORS” in the proxy statement for the annual stockholders meeting of April 20, 2010 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Listing of financial statements

The following consolidated financial statements of PACCAR Inc and subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2009, are incorporated by reference in Item 8:

Consolidated Statements of Income

— Years Ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets

— December 31, 2009 and 2008

Consolidated Statements of Cash Flows

— Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity

— Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

— December 31, 2009, 2008 and 2007

(2)	Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(3)	Listing of Exhibits (in order of assigned index numbers):

(3)	(i)	Articles of incorporation:

a.	Restated Certificate of Incorporation of PACCAR Inc (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005).

b.	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008 (incorporated by reference to Exhibit (3)(b) of the Quarterly Report on Form 10-Q for the period ended March 31, 2008).

(ii)	Amended and Restated Bylaws of PACCAR Inc (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005).

(4)	Instruments defining the rights of security holders, including indentures:

a.	Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of September 19, 1989 between PACCAR Financial Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of PACCAR Financial Corp.’s Annual Report on Form 10-K dated March 26, 1984, File Number 001-11677 and Exhibit 4.2 of PACCAR Financial Corp.’s Registration Statement on Form S-3 dated September 23, 1989, Registration Number 33-29434), and the Agreement of Resignation, Appointment and Acceptance, dated as of October 31, 2006 (incorporated by reference to PACCAR Financial Corp.’s Form 8-K dated November 3, 2006).

b.	Forms of Medium-Term Note, Series L (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

c.	Indenture for Senior Debt Securities dated as of November 20, 2009 between the PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

d.	Forms of Medium-Term Note, Series M (incorporated by reference to Exhibits 4.2 and 4.3 to PACCAR Financial Corp’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

e.	Form of InterNotes (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

f.	Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of PACCAR Inc.’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

g.	Forms of Medium-Term Note, Series A (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Inc’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

h.	Terms and Conditions of the Notes applicable to the €1,500,000,000 Euro Medium Term Note Programme of PACCAR Financial Europe B.V. and PACCAR Financial PLC. Exhibit 4(f) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2009).

i.	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)	Material Contracts:

a.	PACCAR Inc Amended and Restated Supplemental Retirement Plan (incorporated by reference to Exhibit 10(a) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

b.	Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

c.	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004. Incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the year ended December 31, 2005).

d.	Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Exhibit 10(d) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

e.	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(e) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

f.	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement For Non-Employee Directors (incorporated by reference as Exhibit 99.3 to Current Report on Form 8-K of PACCAR Inc dated December 10, 2007).

g.	Amendment to compensatory arrangement with non-employee directors (incorporated by reference to Exhibit (10)(h) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2005).

h.	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (incorporated by reference to Appendix B of the 2006 Proxy Statement, dated March 14, 2006).

i.	PACCAR Inc Long Term Incentive Plan (incorporated by reference to Appendix A of the 2006 Proxy Statement, dated March 14, 2006).

j.	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K of PACCAR Inc dated January 20, 2005 and filed January 25, 2005).

k.	PACCAR Inc Long Term Incentive Plan, Amended Form of 2006 Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.2 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007).

l.	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007).

m.	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement.

n.	PACCAR Inc Long Term Incentive Plan, Amended Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.3 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007).

o.	PACCAR Inc Long Term Incentive Plan, 2008 Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 to the Current Report on Form 8-K of PACCAR Inc dated February 5, 2008).

p.	PACCAR Inc Savings Investment Plan, Amendment and Restatement Effective January 1, 2009.

q.	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K of PACCAR Inc filed May 16, 2007).

r.	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities; (Incorporated by reference as Exhibit 10(o) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2008).

(12)	Statements Re: Computation of Ratios:

a.	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2005–2009.

(13)	Annual report to security holders

   Portions of the 2009 Annual Report to Stockholders have been incorporated by reference and are filed herewith.

(21)	Subsidiaries of the registrant

(23)	Consent of independent registered public accounting firm

(24)	Power of attorney

   Powers of attorney of certain directors

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

a.	Certification of Principal Executive Officer.

b.	Certification of Principal Financial Officer.

(32)	Section 1350 Certifications:

a.	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

b.	Exhibits (Exhibits filed with the Securities and Exchange Commission are not included herein. Copies of exhibits will be furnished to stockholders at a cost of 25¢ per page upon written request addressed to Corporate Secretary, PACCAR Inc, P.O. Box 1518, Bellevue, Washington 98009.)

c.	Financial Statement Schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACCAR Inc
Registrant

Date: February 26, 2010	/S/ M. C. PIGOTT
M. C. Pigott, Chairman
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ T. E. PLIMPTON	Vice Chairman and Director (Principal Financial Officer)
T. E. Plimpton

/S/ M. T. BARKLEY	Vice President and Controller (Principal Accounting Officer)
M. T. Barkley

*/S/ A. J. CARNWATH	Director
A. J. Carnwath

*/S/ J. M. FLUKE, JR.	Director
J. M. Fluke, Jr.

*/S/ K. S. HACHIGIAN	Director
K. S. Hachigian

*/S/ S. F. PAGE	Director
S. F. Page

*/S/ R. T. PARRY	Director
R. T. Parry

*/S/ J. M. PIGOTT	Director
J. M. Pigott

*/S/ W. G. REED, JR.	Director
W. G. Reed, Jr.

*/S/ G. M. E. SPIERKEL	Director
G. M. E. Spierkel

*/S/ W. R. STALEY	Director
W. R. Staley

*/S/ C. R. WILLIAMSON	Director
C. R. Williamson

*By	/S/ M. C. PIGOTT
M. C. Pigott
Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15(c)

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2009

PACCAR INC AND SUBSIDIARIES

BELLEVUE, WASHINGTON