Form 10-Q
period 2010-03-31
PACCAR INC
filed 2010-05-05
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Common Stock, $1 par value — 364,898,310 shares as of April 30, 2010

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Amounts) Three Months Ended March 31
	2010	2009

TRUCK AND OTHER:
Net sales and revenues	$1,984.3	$1,730.4

Cost of sales and revenues	1,767.8	1,561.1
Research and development	54.8	52.3
Selling, general and administrative	94.1	88.4
Interest and other expense, net	4.2	15.3

	1,920.9	1,717.1

Truck and Other Income Before Income Taxes	63.4	13.3

FINANCIAL SERVICES:
Interest and fees	110.0	132.2
Operating lease, rental and other income	136.4	123.6

Revenues	246.4	255.8

Interest and other borrowing expenses	57.1	91.3
Depreciation and other	118.0	102.9
Selling, general and administrative	21.5	21.3
Provision for losses on receivables	21.7	25.0

	218.3	240.5

Financial Services Income Before Income Taxes	28.1	15.3
Investment income	4.5	8.0

Total Income Before Income Taxes	96.0	36.6
Income Taxes	27.7	10.3

Net Income	$68.3	$26.3

Net Income Per Share:
Basic	$.19	$.07
Diluted	$.19	$.07

Weighted Average Common Shares Outstanding:
Basic	364.6	363.1
Diluted	365.7	364.0

Dividends declared per share	$.09	$.18

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)	March 31 2010	December 31 2009*
ASSETS
	(Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,805.6	$1,836.5
Trade and other receivables, net	576.4	554.7
Marketable debt securities	246.7	219.5
Inventories	545.5	632.1
Other current assets	222.2	224.3

Total Truck and Other Current Assets	3,396.4	3,467.1
Equipment on operating leases, net	485.7	503.8
Property, plant and equipment, net	1,696.2	1,757.7
Other noncurrent assets	369.2	409.1

Truck and Other Assets	5,947.5	6,137.7

FINANCIAL SERVICES:
Cash and cash equivalents	49.1	75.5
Finance and other receivables, net	6,195.4	6,497.7
Equipment on operating leases, net	1,480.2	1,513.2
Other assets	317.8	344.9

Total Financial Services Assets	8,042.5	8,431.3

	$13,990.0	$14,569.0

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31 2010	December 31 2009*
	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable, accrued expenses, and other	$1,425.9	$1,490.0
Long-term Liabilities
Long-term debt	173.1	172.3
Residual value guarantees and deferred revenues	518.5	547.2
Other liabilities	357.7	405.3

Truck and Other Liabilities	2,475.2	2,614.8

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	213.6	215.2
Commercial paper and bank loans	2,675.7	3,011.2
Term notes	2,838.2	2,889.3
Deferred taxes and other liabilities	694.7	734.8

Total Financial Services Liabilities	6,422.2	6,850.5

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 1.2 billion shares, 364.7 million shares issued	364.7	364.4
Additional paid-in capital	87.4	80.0
Treasury stock - at cost – .41 million shares	(17.4)	(17.4)
Retained earnings	4,676.0	4,640.5
Accumulated other comprehensive (loss) income	(18.1)	36.2

Total Stockholders’ Equity	5,092.6	5,103.7

	$13,990.0	$14,569.0

*	The December 31, 2009 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions) Three Months Ended March 31	2010	2009
OPERATING ACTIVITIES:
Net income	$68.3	$26.3
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	48.1	49.5
Equipment on operating leases and other	114.0	105.3
Provision for losses on financial services receivables	21.7	25.0
Other	(18.9)	(28.3)
Change in operating assets and liabilities:
Wholesale receivables on new trucks	(.5)	205.2
Sales-type finance leases and dealer direct loans on new trucks	57.3	44.1
Pension contributions	(19.3)	(153.2)
Other	14.7	(183.1)

Net Cash Provided by Operating Activities	285.4	90.8

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(331.0)	(190.8)
Collections on retail loans and direct financing leases	534.6	561.7
Marketable securities purchases	(94.6)	(73.3)
Marketable securities sales and maturities	67.7	71.1
Acquisition of property, plant and equipment	(26.1)	(16.5)
Acquisition of equipment for operating leases	(163.0)	(96.4)
Proceeds from asset disposals	44.3	91.4
Other	8.6	4.9

Net Cash Provided by Investing Activities	40.5	352.1

FINANCIAL ACTIVITIES:
Cash dividends paid	(32.8)	(101.3)
Stock compensation transactions	3.6	7.0
Net decrease in commercial paper and short-term bank loans	(331.6)	(904.3)
Proceeds from term debt	13.2	942.8
Payment of term debt	(3.2)	(354.6)

Net Cash Used in Financing Activities	(350.8)	(410.4)
Effect of exchange rate changes on cash	(32.4)	(62.8)

Net Decrease in Cash and Cash Equivalents	(57.3)	(30.3)
Cash and cash equivalents at beginning of period	1,912.0	1,955.2

Cash and cash equivalents at end of period	$1,854.7	$1,924.9

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first quarter ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Earnings per Share: Basic earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding, plus the effect of any participating securities. Diluted earnings per common share are computed assuming that all potentially dilutive securities are converted into common shares under the treasury stock method. The dilutive and antidilutive options are shown separately in the table below.

Three Months Ended March 31	2010	2009
Additional shares	1,050,900	922,900
Antidilutive options	1,846,400	4,030,700

Debt Issuance: In March 2010, the Company’s U.S. finance subsidiary, PACCAR Financial Corp., issued $300.0 of floating rate medium-term notes which settled in early April.

NOTE B – Investments in Marketable Securities

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest, dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method.

The Company’s investments in marketable securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive (loss) income. The proceeds from sales of marketable securities for the three months ended March 31, 2010 were $56.7. Gross realized gains were $.2 and $.1 for the three months ended March 31, 2010 and 2009, respectively, with no realized losses.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Marketable debt securities consisted of the following:

At March 31, 2010	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$156.8	$.9		$157.7
U.S. government securities	2.9			2.9
U.S. corporate securities	38.0			38.0
Non U.S. corporate securities	23.3	.1		23.4
Non U.S. government securities	11.7			11.7
Other debt securities	13.0			13.0

	$245.7	$1.0		$246.7

At December 31, 2009	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. government and agency securities	$6.5			$6.5
U.S. tax-exempt securities	141.2	$1.3		142.5
U.S. corporate securities	22.0	.2	$.1	22.1
Non U.S. corporate securities	22.0			22.0
Non U.S. government securities	12.2			12.2
Other debt securities	14.2			14.2

	$218.1	$1.5	$.1	$219.5

The fair value of marketable debt securities that have been in a unrealized loss position for 12 months or greater at March 31, 2010 and December 31, 2009 was nil and $27.4, respectively, and their unrealized losses on such securities were nil and $.1, respectively.

Contractual maturities on these securities at March 31, 2010, were as follows:

Maturities:	AMORTIZED COST	FAIR VALUE
2010	$95.7	$95.9
2011 through 2015	144.6	145.4
After 2015	5.4	5.4

	$245.7	$246.7

Marketable debt securities included $2.3 and $11.6 of variable rate demand obligations (VRDOs) at March 31, 2010 and December 31, 2009, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE C – Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the United States is determined principally by the last in, first out (LIFO) method. Cost of all other inventories is determined principally by the first in, first out (FIFO) method.

Inventories include the following:

	March 31, 2010	December 31, 2009
Finished products	$321.4	$312.5
Work in process and raw materials	388.6	487.5

	710.0	800.0
Less LIFO reserve	(164.5)	(167.9)

	$545.5	$632.1

Under the LIFO method of accounting (used for approximately 50% of March 31, 2010 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE D – Finance Receivables

Loans represent fixed- or floating-rate loans to customers collateralized by the vehicles purchased. Retail direct financing and sales-type finance leases are contracts leasing equipment to retail customers and dealers, respectively. These leases are reported as the sum of minimum lease payments receivable and estimated residual value of the property subject to the contracts, reduced by unearned interest on finance leases which is shown separately. Dealer wholesale financing represents floating-rate wholesale loans to PACCAR dealers for new and used trucks. The loans are collateralized by the trucks being financed. Interest and other receivables are interest due on loans and leases and other amounts due in the normal course of business.

The allowance for losses for loans, leases and other are evaluated together as a group since they relate to a similar customer base and their contractual terms require regular payment of principal and interest primarily over 36 to 60 months and are secured by the same type of collateral. The allowance for credit losses consists of both a specific reserve and a general reserve.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Finance and other receivables include the following:

	March 31, 2010	December 31, 2009
Loans	$2,712.9	$2,875.2
Retail direct financing leases	2,128.9	2,260.0
Sales-type finance leases	720.1	764.9
Dealer wholesale financing	983.5	1,015.2
Interest and other receivables	140.6	109.6
Unearned interest: Finance leases	(329.4)	(359.6)

	6,356.6	6,665.3
Less allowance for losses:
Loans, leases and other	(151.5)	(157.1)
Dealer wholesale financing	(9.7)	(10.5)

	$6,195.4	$6,497.7

NOTE E – Product Support Liabilities

Product support liabilities include reserves related to product warranties and optional extended warranties and repair and maintenance (R&M) contracts. The Company generally offers one-year warranties covering most of its vehicles and related aftermarket parts. Specific terms and conditions vary depending on the product and the country of sale. Optional extended warranty and R&M contracts can be purchased for periods which generally range up to five years. Warranty expenses and reserves are estimated and recorded at the time products or contracts are sold based on historical data regarding the source, frequency and cost of claims, net of any recoveries. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in warranty and R&M reserves are summarized as follows:

	2010	2009
Beginning balance, January 1	$386.4	$450.4
Cost accruals and revenue deferrals	43.5	62.3
Payments and revenue recognized	(54.2)	(89.2)
Currency translation	(16.5)	(17.7)

Ending balance, March 31	$359.2	$405.8

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE F – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income (loss), net of any related tax, were as follows:

Three Months Ended March 31	2010	2009
Net Income	$68.3	$26.3
Other comprehensive income (loss):
Currency translation losses	(70.2)	(100.3)
Derivative contracts increases	9.4	9.7
Marketable securities (decrease) increase	(.2)	.4
Employee benefit plans amortization	6.7	4.0

Net other comprehensive loss	(54.3)	(86.2)

Comprehensive Income (Loss)	$14.0	$(59.9)

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income was comprised of the following:

	March 31 2010	December 31 2009
Currency translation adjustment	$313.6	$383.8
Net unrealized loss on derivative contracts	(39.0)	(48.4)
Net unrealized investment gains	.7	.9
Employee benefit plans	(293.4)	(300.1)

Total Accumulated Other Comprehensive (Loss) Income	$(18.1)	$36.2

Stock Compensation Plans

Stock-based compensation expense was $1.6 and $3.4 for the first three months of 2010 and 2009, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $0.8 and $1.9 for the first three months of 2010 and 2009, respectively, and have been classified as a financing cash flow.

During the first quarter of 2010, PACCAR granted 975,478 employee stock options at an exercise price of $36.12. The estimated aggregate fair value of the options granted was $11.95 per share. The Company issued 327,018 additional common shares under deferred and stock compensation arrangements in the three months ended March 31, 2010.

Other Capital Stock Changes

No share repurchases were completed during the three months ended March 31, 2010.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE G – Income Taxes

The effective tax rate was 28.9% in the first quarter of 2010 compared to 28.1% for the first quarter of 2009. The first quarter 2010 tax provision includes a benefit of $11.3 from a favorable tax settlement which was offset by the effects of other assessments and a lower percentage benefit from permanent differences such as the R&D tax credit and tax exempt income.

NOTE H – Segment Information

PACCAR operates in two principal segments, Truck and Financial Services.

Three Months Ended March 31,	2010	2009
Net sales and revenues:
Truck
Total	$2,056.3	$1,760.2
Less intersegment	(90.6)	(57.8)

External customers	1,965.7	1,702.4
All other	18.6	28.0

	1,984.3	1,730.4
Financial Services	246.4	255.8

	$2,230.7	$1,986.2

Income (loss) before income taxes:
Truck	$66.6	$25.4
All other	(3.2)	(12.1)

	63.4	13.3
Financial Services	28.1	15.3
Investment Income	4.5	8.0

	$96.0	$36.6

Depreciation and amortization:
Truck	$71.4	$66.5
All other	2.3	2.3

	73.7	68.8
Financial Services	88.4	86.0

	$162.1	$154.8

Included in All other is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE I – Derivative Financial Instruments

Derivative financial instruments are used to hedge exposures to fluctuations in interest rates and foreign currency exchange rates. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at March 31, 2010.

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

At March 31, 2010, the notional amount of the Company’s interest-rate contracts was $3,160.0. Notional maturities for all interest-rate contracts are $1,066.4 for 2010, $1,145.7 for 2011, $743.2 for 2012, $34.6 for 2013 and $144.3 for 2014 and $25.8 for 2015. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar and the Mexican peso. At March 31, 2010, the notional amount of the outstanding foreign-exchange contracts was $170.8. Foreign-exchange contracts mature within one year.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet locations and fair value of derivative financial instruments:

	March 31, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$10.1		$10.8
Deferred taxes and other liabilities		$101.3		$107.1
Foreign-exchange contracts:
Truck and Other:
Deferred taxes and other current assets	.1		.1
Accounts payable, accrued expenses and other		.1		.2

Total	$10.2	$101.4	$10.9	$107.3

Economic hedges:
Interest-rate contracts:
Financial Services:
Other assets	$4.4		$.4
Deferred taxes and other liabilities		$7.5		$9.0
Foreign-exchange contracts:
Truck and Other:
Accounts payable, accrued expenses and other		.8		.2
Financial Services:
Other assets			.3
Deferred taxes and other liabilities		.3		.1

Total	$4.4	$8.6	$.7	9.3

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. The Company uses regression analysis to assess and measure effectiveness of interest-rate contracts. For foreign-exchange contracts, the Company performs quarterly assessments to ensure that critical terms continue to match. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the period ended March 31, 2010 and 2009, respectively. Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The (income) or expense recognized in earnings related to fair value hedges was included in Interest and other borrowing expenses in the Financial Services segment as follows:

For the three months ended March 31,	2010	2009
Interest-rate swaps	$(1.0)	$(5.6)
Term notes	$1.1	$6.3

Cash Flow Hedges

Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective. Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to cost of sales or to financial services interest expense, consistent with the hedged transaction.

The following table presents the pre-tax effects of derivative instruments recognized in earnings and Other Comprehensive Income (OCI):

For the three months ended March 31,	2010		2009
	Interest- rate Contracts	Foreign- exchange Contracts	Interest- rate Contracts	Foreign- exchange Contracts
(Gain) loss recognized in OCI:
Truck and Other		$.5		$(0.1)
Financial Services	$18.0		$5.3

Total	$18.0	$.5	$5.3	$(0.1)

(Income) expense reclassified from Accumulated OCI into income:

Truck and Other:
Cost of sales		$.1		$(7.5)
Interest and other expense (income), net		.4		(0.3)
Financial Services:
Interest and other borrowing expenses	$31.1		$21.6

Total	$31.1	$.5	$21.6	$(7.8)

Of the $39.0 accumulated net loss on derivative contracts included in accumulated other comprehensive loss as of March 31, 2010, $35.5, net of taxes, is expected to be reclassified to interest expense or cost of sales in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Economic Hedges

Changes in the fair value of economic hedges are recorded in earnings in the period in which the change occurs.

The (income) or expense recognized in earnings related to economic hedges is as follows:

For the three months ended March 31,	2010		2009
	Interest- rate Contracts	Foreign- exchange Contracts	Interest- rate Contracts	Foreign- exchange Contracts
Truck and Other:
Cost of sales		$.3		$(7.9)
Interest and other expense, net	$1.5	6.4	$2.4	9.1
Financial Services:
Interest and other borrowing expenses	(5.3)	(.1)	3.7	8.6

Total	$(3.8)	$6.6	$6.1	$9.8

NOTE J – Fair Value Measurements

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

Marketable Securities: The Company’s marketable debt securities consist of municipal bonds, government obligations, investment-grade corporate obligations, commercial paper, asset-backed securities and term deposits.

The fair value of government obligations is based on quoted prices in active markets. These are categorized as Level 1.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The fair value of municipal bonds, corporate bonds, asset-backed securities, commercial paper and term deposits is estimated using an industry standard valuation model, which is based on the income approach. The significant inputs into the valuation model include quoted interest rates, yield curves, credit rating of the security, and other observable market information. These are categorized as Level 2.

Derivative Financial Instruments: The Company’s derivative contracts consist of interest-rate swaps, cross currency swaps and foreign currency exchange contracts.

These derivative contracts are over the counter and their fair value is determined using industry standard valuation models, which are based on the income approach. The significant inputs into the valuation models include market inputs such as interest rates, yield curves, currency exchange rates, credit default swap spreads, and forward spot rates. These contracts are categorized as Level 2.

PACCAR’s financial assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At March 31, 2010	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. government and agency securities	$2.9		$2.9
U.S. tax-exempt securities		$157.7	157.7
U.S. corporate securities		38.0	38.0
Non U.S. corporate securities		23.4	23.4
Non U.S. government securities		11.7	11.7
Other debt securities		13.0	13.0

Total marketable debt securities	$2.9	$243.8	$246.7

Derivatives
Interest-rate swaps		$4.3	$4.3
Cross currency swaps		10.2	10.2
Foreign-exchange contracts		.1	.1

Total derivative assets		$14.6	$14.6

Liabilities:
Derivatives
Interest-rate swaps		$69.1	$69.1
Cross currency swaps		39.7	39.7
Foreign-exchange contracts		1.3	1.3

Total derivatives liabilities		$110.1	$110.1

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2009	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. government and agency securities	$6.5		$6.5
U.S. tax-exempt securities		$142.5	142.5
U.S. corporate securities		22.1	22.1
Non U.S. corporate securities		22.0	22.0
Non U.S. government securities		12.2	12.2
Other debt securities		14.2	14.2

Total marketable debt securities	$6.5	$213.0	$219.5

Derivatives
Interest-rate swaps		$5.3	$5.3
Cross currency swaps		5.9	5.9
Foreign-exchange contracts		.4	.4

Total derivative assets		$11.6	$11.6

Liabilities:
Derivatives
Interest-rate swaps		$82.2	$82.2
Cross currency swaps		33.9	33.9
Foreign-exchange contracts		.5	.5

Total derivative liabilities		$116.6	$116.6

Other assets that are measured at fair value on a nonrecurring basis are as follows:

	March 31, 2010	December 31, 2009
	LEVEL 2	LEVEL 2
Used trucks held for sale:
Truck and Other	$23.3	$28.1
Financial Services	95.8	124.7

Total used trucks held for sale	$119.1	$152.8

The carrying amount of used trucks held for sale is written down when appropriate to reflect their fair value. The Company determines the fair value of used trucks from a matrix pricing model, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units, the condition of the vehicles, and the number of similar units to be sold.

Used truck write-downs during the quarter ended March 31, 2010 were $7.6, with $2.5 recorded as cost of sales in the truck segment and $5.1 recorded in the financial services segment (operating lease depreciation expense of $4.7 and credit losses of $.4).

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The Company used the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Cash and Cash Equivalents: Carrying amounts approximate fair value.

Trade Receivables and Payables: Carrying amounts approximate fair value.

Financial Services Net Receivable: For floating-rate loans, wholesale financing, and interest and other receivables, fair values approximate carrying values. For fixed-rate loans that are not impaired, fair values are estimated using discounted cash flow analysis based on current rates for comparable loans. Finance lease receivables and the related loss provisions have been excluded from the accompanying table.

Debt: The carrying amounts of financial services commercial paper, variable-rate bank loans and variable-rate term notes approximate fair value. For fixed-rate debt, fair values are estimated using discounted cash flow analysis based on current rates for comparable debt.

The carrying amount and fair value of fixed-rate loans and fixed-rate debt at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Financial Services fixed-rate loans	$2,378.5	$2,403.4	$2,491.1	$2,539.0

Liabilities:
Truck and Other fixed-rate debt	173.1	194.6	172.3	192.4
Financial Services fixed-rate debt	1,624.2	1,749.4	1,645.4	1,746.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE K – Employee Benefit Plans

PACCAR has several defined benefit pension plans, which cover a majority of its employees.

The following information details the components of net pension expense for the Company’s defined benefit plans:

Three Months Ended March 31,	2010	2009
Service cost	$9.4	$10.1
Interest on projected benefit obligation	19.1	18.0
Expected return on assets	(24.2)	(21.5)
Amortization of prior service costs	.5	.5
Recognized actuarial loss	3.6	3.0

Net pension expense	$8.4	$10.1

During the first three months of 2010, the Company contributed $19.3 to its pension plans.

NOTE L – Severance Costs

During the first quarter of 2010, the Company did not incur any severance expense and did not have any amounts accrued for future severance payments at March 31, 2010.

During the first quarter 2009, the Company incurred severance costs of $9.7 in the truck segment and $.1 in the financial services segment. The costs incurred in 2009 were the result of work force adjustments reflecting low truck demand, primarily in Europe.

PACCAR Inc – Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three Months Ended March 31,	2010	2009
Net sales and revenues:
Truck and Other	$1,984.3	$1,730.4
Financial Services	246.4	255.8

	$2,230.7	$1,986.2

Income before taxes:
Truck and Other	63.4	13.3
Financial Services	28.1	15.3
Investment Income	4.5	8.0
Income taxes	(27.7)	(10.3)

Net Income	$68.3	$26.3

Diluted Earnings Per Share	$.19	$.07

Overview:

PACCAR recorded higher sales and net income in the first three months of 2010 compared to the prior year. First quarter 2010 net income was $68.3 million ($.19 per diluted share) compared to $26.3 million ($.07 per diluted share) in the first quarter of 2009.

Net sales and revenues for the Truck and Other businesses was $1.98 billion in the first quarter of 2010 compared to $1.73 billion in the first quarter of 2009. The increase in sales and revenues for 2010 reflects increased truck unit sales in the U.S. and Canada due to a small “pre-buy” as customers transition to the new EPA 2010 engine emission technology and higher parts sales in all markets resulting from an increase in truck transportation.

First quarter 2010 total net sales and revenues and income before income taxes were positively affected by the translation of stronger foreign currencies, primarily the euro, the Australian and Canadian dollar and the British pound. The translation effect increased first quarter 2010 sales and revenues by $112.6 million and income before income taxes by $10.2 million compared to the first quarter of 2009.

Truck and Other Cost of sales and revenues were $1.77 billion in the first quarter of 2010 compared to $1.56 billion in the first quarter of 2009. Cost of sales and revenues increased primarily due to the higher truck and parts sales, partially offset by improved factory capacity utilization and lower severance costs.

Research and development (R&D) expenditures increased to $54.8 million in the first quarter of 2010 from $52.3 million in the first quarter of 2009 primarily due to higher foreign currency translation effects of $1.8 million.

Selling, general and administrative (SG&A) expense for Truck and Other of $94.1 million in the first quarter of 2010 increased from $88.4 million in the first quarter of 2009. The higher spending reflects foreign currency translation effects of $4.1 million, higher sales and marketing spending and travel costs, partially offset by lower severance costs. As a percentage of sales, SG&A decreased in the first quarter to 4.7% in 2010 from 5.1% in 2009.

PACCAR Inc – Form 10-Q

Financial Services segment revenues for the first quarter of 2010 decreased to $246.4 million from $255.8 million in the first quarter of 2009. The decreased revenues in the first quarter resulted from lower earning asset balances in all markets. First quarter 2010 Financial Services income before income taxes increased to $28.1 million from $15.3 million in the first quarter of 2009 primarily due to lower interest and other borrowing expenses from economic hedges and a decline in average debt balances. In addition, the first quarter 2010 provision for losses on receivables declined $3.3 million to $21.7 million from $25.0 million in the prior year reflecting lower charge-offs and a larger reduction in the allowance for losses due to a decrease in past due accounts and a lower asset base.

Investment income declined to $4.5 million for the first quarter of 2010 compared to $8.0 million for the first quarter of 2009 due to lower invested balances and lower market interest rates.

The effective tax rate was 28.9% in the first quarter of 2010 compared to 28.1% for the first quarter of 2009. The first quarter 2010 tax provision includes a benefit of $11.3 million from a favorable tax settlement which was offset by the effects of other assessments and a lower percentage benefit from permanent differences such as the R&D tax credit and tax exempt income.

The Company’s return on revenues improved to 3.1% in the first quarter of 2010 from 1.3% for the first quarter of 2009.

Truck

PACCAR’s truck segment, which includes the manufacture and distribution of trucks and related aftermarket parts, accounted for 88% of revenues in the first quarter compared to 86% in the first quarter of 2009. In North America, trucks are sold under the Kenworth and Peterbilt nameplates and, in Europe, under the DAF nameplate.

Three Months Ended March 31,	2010	2009	% change
Truck net sales and revenues:
U.S. and Canada	$1,006.7	$823.5	22
Europe	695.9	700.8	(1)
Mexico, Australia and Other	263.1	178.1	48

	$1,965.7	$1,702.4	15

Truck income before taxes	$66.6	$25.4	162

The Company’s new truck deliveries are summarized below:
Three Months Ended March 31,	2010	2009	% change
United States	7,000	6,300	11
Canada	1,700	700	143

U.S. and Canada	8,700	7,000	24
Europe	5,900	6,500	(9)
Mexico, Australia and Other	1,900	1,100	73

Total Units	16,500	14,600	13

PACCAR Inc – Form 10-Q

2010 Compared to 2009:

PACCAR’s worldwide truck sales and revenues of $1.97 billion in the first quarter of 2010 increased 15% compared to the first quarter of 2009 due to an increase in truck units delivered and higher demand for the Company’s parts reflecting an increase in truck transportation.

Sales and revenues in the U.S. and Canada during the three month period ended March 31, 2010 increased 22% compared to the first quarter of 2009 due to higher new truck deliveries, reflecting higher truck market demand and improved heavy duty truck market share. The heavy duty truck market size increased to 27,800 units in the first quarter of 2010 from 25,400 units in the comparable quarter of 2009, primarily due to a small “pre-buy” related to the transition to EPA 2010 emissions.

In the first quarter of 2010, European net sales and revenues decreased to $695.9 million from $700.8 million in 2009. The lower net sales and revenues resulted from lower truck market demand, which was partially offset by higher 15 tonne and above truck market share, improved parts sales and a stronger euro. The 15 tonne and above truck market in Western and Central Europe decreased to 37,200 units in the first quarter of 2010 from 52,200 units in the comparable quarter of 2009.

Sales and revenues in Mexico, Australia and export markets increased 48% to $263.1 million in the first quarter of 2010 primarily due to higher new truck deliveries and parts sales from higher overall market demand.

Truck segment income before income taxes increased to $66.6 million in the first quarter of 2010 from $25.4 million of income in the first quarter of 2009. The increase was due to higher truck sales and margins partially offset by small increases in R&D and SG&A expenses, reflecting continued cost controls.

Net sales and revenues and gross margins for truck units and aftermarket parts are provided below. The aftermarket parts gross margin includes direct revenues and costs, but excludes certain truck segment costs.

Three Months Ended March 31,	2010	2009	% change
Net sales and revenues:
Trucks	$1,460.5	$1,251.4	17
Aftermarket parts	505.2	451.0	12

	$1,965.7	$1,702.4	15

Gross Margin:
Trucks	43.4	4.4	*
Aftermarket parts	170.2	158.6	7

	$213.6	$163.0	31

* percentage not meaningful

Gross Margin %:
Trucks	3.0%	0.4%
Aftermarket parts	33.7%	35.2%
Truck segment	10.9%	9.6%

Total truck segment gross margins for the first quarter of 2010 increased to 10.9% from 9.6% in the first quarter of 2009. The increase in gross margins was favorably impacted by higher truck gross margins which increased to 3.0% from higher demand, lower severance costs and increased absorption of fixed costs from higher truck production. Gross margins for parts in 2010 decreased from the prior year due to a higher mix of lower margin service parts.

PACCAR Inc – Form 10-Q

Truck Outlook

Heavy duty truck sales in the U.S. and Canada are expected to be in the range of 110,000 – 140,000 units, up slightly from 2009, reflecting some economic growth and an aging truck fleet. The current challenging economic conditions in Europe are expected to continue in 2010 with the market size of above 15-tonne vehicles expected to be in the range of 150,000 – 180,000 units, in line with 2009. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

Financial Services

The PACCAR Financial Services (PFS) segment, which includes wholly owned subsidiaries in the U.S., Canada, Mexico, Europe and Australia, derives its earnings primarily from financing and leasing PACCAR products.

Three Months Ended March 31,	2010	2009	% change
New loan and lease volume:
U.S. and Canada	$252.0	$139.0	81
Europe	117.0	87.4	34
Mexico and Australia	85.1	56.8	50

	$454.1	$283.2	60

Average earning assets:
U.S. and Canada	$4,518.1	$5,035.0	(10)
Europe	2,124.0	2,687.3	(21)
Mexico and Australia	1,278.3	1,327.6	(4)

	$7,920.4	$9,049.9	(12)

Average earning assets by product:
Loans and finance leases	$4,672.0	$5,369.1	(13)
Dealer wholesale financing	958.2	1,403.6	(32)
Equipment on lease and other	2,290.2	2,277.2	1

	$7,920.4	$9,049.9	(12)

Revenue:
U.S. and Canada	$125.7	$126.8	(1)
Europe	73.3	81.6	(10)
Mexico and Australia	47.4	47.4

	$246.4	$255.8	(4)

Revenue by product:
Loans and finance leases	$100.7	$116.2	(13)
Dealer wholesale financing	9.3	16.0	(42)
Equipment on lease and other	136.4	123.6	10

	$246.4	$255.8	(4)

Income before taxes	$28.1	$15.3	84

PACCAR Inc – Form 10-Q

2010 Compared to 2009:

New Loan and Lease Volume

In the first quarter of 2010, new loan and lease volume increased 60% compared to the first quarter 2009, reflecting increased new PACCAR truck production and increased finance market share. In the first quarter of 2010, PFS market share on new PACCAR trucks delivered increased to 26.3% from 18.0% in the first quarter of 2009 from increased financing to high quality fleet customers, primarily in the U.S., Canada and Europe.

Revenues

PFS revenues declined 4% in the first quarter of 2010 due to lower interest and fee income partially offset by higher operating lease, rental and other income.

Interest and fees in the first quarter of 2010 declined from the first quarter of 2009 primarily due to lower average loan and finance lease assets summarized as follows:

Three Months Ended March 31	2010
Interest and fees - 2009	$132.2
Lower average loan and finance lease balances	(22.3)
Increase in yield	.1

Interest and fees - 2010	$110.0

The decline in loan and finance lease average earning assets was due to declines in retail loan and finance lease assets as portfolio collections exceeded new loan and lease volume in all markets, as well as, lower dealer wholesale financing in Europe, Mexico and Australia due to a decline in dealer inventory levels.

Operating lease, rental and other income in the first quarter of 2010 increased to $136.4 million from $123.6 million in the prior year from higher rental utilization and higher average rental rates, reflecting an increase in market demand. In addition, first quarter 2010 revenues increased due to higher sales of used trucks acquired from PACCAR truck customers as part of new truck sales packages.

Expenses

Interest and other borrowing expenses decreased in the first quarter of 2010 compared to the first quarter of 2009 due to lower average debt balances and lower borrowing rates as summarized below:

Three Months Ended March 31	2010
Interest and other borrowing expenses - 2009	$91.3
Lower average debt balances	(19.8)
Lower borrowing rates	(1.9)
Lower expense from economic hedges	(12.5)

Interest and other borrowing expenses - 2010	$57.1

Average debt balances decreased due to the lower level of funding needed for a smaller financial services portfolio. Borrowing rates were lower primarily due to lower expenses from economic hedges as well as a decline in market interest rates.

First quarter 2010 depreciation and other expenses of $118.0 increased from $102.9 in the first quarter of 2009, due to higher depreciation and higher expense from the sale of used trucks. First quarter 2010 depreciation was $85.7 million compared to $79.4 million in 2009 reflecting both higher impairments on returned operating lease assets as well as higher losses on the sale of aged operating lease assets.

PACCAR Inc – Form 10-Q

Selling, general and administrative (SG&A) expense of $21.5 million in the first quarter of 2010 was comparable to the first quarter of 2009 due to continued cost controls.

The provision for losses on receivables for the first quarter is summarized as follows:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Net Charge-offs	Increase (decrease) in allowance	Provision for losses on receivables	Net Charge-offs	Increase (decrease) in allowance	Provision for losses on receivables
U.S. and Canada	$12.2	$(3.5)	$8.7	$15.6	$(6.1)	$9.5
Europe	10.3	(2.8)	7.5	10.3	3.6	13.9
Mexico and Australia	3.9	1.6	5.5	2.4	(.8)	1.6

	$26.4	$(4.7)	$21.7	$28.3	$(3.3)	$25.0

The provision for losses on receivables in the first quarter of 2010 decreased to $21.7 from $25.0 million in the first quarter of 2009. The decrease reflects a reduction in net portfolio charges-offs in the U.S. and Canada, partially offset by higher charge-offs in Mexico. In addition, first quarter 2010 results included a larger decrease in the allowance for credit losses of $4.7 million compared to $3.4 million in the first quarter of 2009, reflecting a declining asset base and lower past due balances in the U.S., Canada and Europe.

At March 31,	2010	2009
Percentage of retail loan and lease accounts
30+ days past due:
U.S. and Canada	1.7%	2.6%
Europe	4.6%	5.5%
Mexico and Australia	10.2%	12.0%
Total	4.0%	4.9%

Worldwide PFS accounts 30+ days past-due at March 31, 2010 decreased to 4.0% of portfolio balances from 4.9% at March 31, 2009 as an increase in freight tonnage has led to improvement in customer cash flows in all markets, except Mexico.

Financial Services Outlook

Earning assets at the end of 2010 are expected to be comparable to year-end 2009 levels. Slow economic conditions will continue to exert pressure on the profit margins of truck operators and challenge some customers ability to make timely payments to the Company. Improving economic conditions may lead to lower levels of past due accounts, truck repossessions and voluntary truck returns. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

PACCAR Inc – Form 10-Q

Other Business

Included in Truck and Other is the Company’s winch manufacturing business. Sales from this business represent approximately 1% of net sales for 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES:

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$1,854.7	$1,912.0
Marketable debt securities	246.7	219.5

	$2,101.4	$2,131.5

The Company’s total cash and marketable debt securities at March 31, 2010 decreased $30.1 million in 2010 to $2,101.4 million. The Company’s total cash and cash equivalents decreased $57.3 million for the three months ended March 31, 2010 to $1,854.7 million. This was primarily the result of $285.4 million of cash provided by operating activities and $40.5 million of cash provided by investing activities, offset by $350.8 million of cash used in financing activities as summarized below.

Three Months Ended March 31,	2010	2009
Operating activities:
Net Income	$68.3	$26.3
Net income items not affecting cash	164.9	151.5
Changes in operating assets and liabilities	52.2	(87.0)

Net cash provided by operating activities	285.4	90.8
Net cash provided by investing activities	40.5	352.1
Net cash used in financing activities	(350.8)	(410.4)
Effect of exchange rate changes on cash	(32.4)	(62.8)

Net decrease in cash and cash equivalents	(57.3)	(30.3)
Cash and cash equivalents at beginning of the period	1,912.0	1,955.2

Cash and cash equivalents at end of the period	$1,854.7	$1,924.9

Cash provided by operations increased to $285.4 million in the first three months of 2010 compared to $90.8 million in the same period of 2009, primarily due to higher net income of $42.0 million and lower pension contributions of $133.9 million. Also included in cash provided by operating activities was lower cash provided from wholesale receivables ($205.7 million) and less cash used in the reduction of accounts payable and accrued expenses ($223.1 million).

Cash provided by investing activities decreased to $40.5 million in the three months ended March 31, 2010 compared to $352.1 million in the first quarter of 2009. In the first quarter of 2010, there were higher investments in equipment on operating leases of $66.6 million and an increase in new loan originations of $140.2 million in the Financial Services segment compared to the prior year due to increased new truck demand. In addition, proceeds from asset disposals were $47.1 million lower in the first quarter of 2010 reflecting fewer used truck sales.

The cash outflow from financing activities in the first three months of 2010 of $350.8 million was $59.6 million lower than the first quarter of 2009. This was primarily due to $68.5 million lower cash dividends paid.

PACCAR Inc – Form 10-Q

Credit Lines and Other:

The Company has line of credit arrangements of $3.69 billion, of which, $3.36 billion was unused at the end of March 2010. Included in these arrangements are $3.0 billion of syndicated bank facilities. Of the $3.0 billion bank facilities, $2.0 billion matures in June 2010 and $1.0 billion matures in June 2012. The Company intends to replace these credit facilities as they expire with facilities of similar amounts. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank lines for the three months ended March 31, 2010.

PACCAR Inc periodically files shelf registrations under the Securities Act of 1933. The total amount of medium-term notes outstanding for PACCAR Inc as of March 31, 2010 was $870.0 million. The current registration expires in 2011 and does not limit the principal amount of debt securities that may be issued during the period.

In November 2009, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. In late March 2010, PFC issued $300.0 million of floating rate medium-term notes under this registration. The proceeds were received in early April. The total amount of medium-term notes outstanding for PFC as of March 31, 2010 was $1,148.5 million. The registration expires in 2012 and does not limit the principal amount of debt securities that may be issued during the period.

At March 31, 2010, PACCAR’s European finance subsidiary, PACCAR Financial Europe, had €850 million available for issuance under a €1.5 billion medium-term note program registered with the London Stock Exchange. The program was renewed in the third quarter of 2009 and is renewable annually.

On April 29, 2010, Standard and Poor’s lowered the Company’s credit rating from AA- to A+. The Company believes its strong liquidity position and Standard and Poor’s A+ investment grade credit rating will continue to provide financial stability and excellent access to capital markets at competitive interest rates.

The Company provides funding for working capital, capital expenditures, research and development, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Expenditures for property, plant and equipment in the first three months of 2010 totaled $26.1 million compared to $16.5 million in the first three months of 2009. Capital spending in 2010 is expected to be approximately $175 - $200 million compared to $127.7 million in 2009. Research and development spending is expected to be $225 - $250 million compared to $199.2 million in 2009. PACCAR’s 2010 capital and research and development spending will continue to focus on manufacturing efficiency improvements, engine development and new product programs.

Other information on liquidity and capital resources as presented in the 2009 Annual Report to Stockholders continues to be relevant.

PACCAR Inc – Form 10-Q

FORWARD-LOOKING STATEMENTS:

Certain information presented in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs or litigation; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

PACCAR Inc – Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2010. For additional information, refer to Item 7A as presented in the 2009 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that the disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

For Items 1, 3, and 5, there was no reportable information for the three months ended March 31, 2010.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2009 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the three months ended March 31, 2010.

(c) Issuer purchases of equity securities.

There were no repurchases of PACCAR’s common stock in the three months ended March 31, 2010. On October 29, 2007, the Board of Directors approved a plan to repurchase up to $300 million of PACCAR’s outstanding common stock. As of March 31, 2010, $292 million of shares have been repurchased under this plan. On July 8, 2008, PACCAR’s Board of Directors approved a new plan to repurchase up to an additional $300 million of the Company’s outstanding common stock. No repurchases have been made under this plan.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date May 5, 2010	By	/s/ M.T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc – Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

(3)	(i)	Articles of Incorporation:

		(a)	Restated Certificate of Incorporation of PACCAR Inc (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005, File Number 001-14817).

		(b)	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008 (incorporated by reference to Exhibit (3)(b) of the Quarterly Report on Form 10-Q of PACCAR Inc for the period ended March 31, 2008, File Number 001-14817).

	(ii)	Amended and Restated Bylaws of PACCAR Inc (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005, File Number 001-14817).

(4)		Instruments defining the rights of security holders, including indentures:

		(a)	Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of September 19, 1989 between PACCAR Financial Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of PACCAR Financial Corp.’s Annual Report on Form 10-K dated March 26, 1984, File Number 001-11677 and Exhibit 4.2 of PACCAR Financial Corp.’s Registration Statement on Form S-3 dated September 23, 1989, Registration Number 33-29434), and the Agreement of Resignation, Appointment and Acceptance, dated as of October 31, 2006 (incorporated by reference to PACCAR Financial Corp.’s Current Report on Form 8-K dated November 3, 2006, File Number 001-11677).

		(b)	Forms of Medium-Term Note, Series L (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

		(c)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4(c) of PACCAR Financial Corp.’s Annual Report on Form 10-K filed February 26, 2010, File Number 001-11677).

		(d)	Forms of Medium-Term Note, Series M (incorporated by reference to Exhibits 4.2 and 4.3 to PACCAR Financial Corp’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

		(e)	Form of InterNotes (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

		(f)	Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of PACCAR Inc.’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

PACCAR Inc – Form 10-Q

(g)	Forms of Medium-Term Note, Series A (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Inc’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

(h)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Euro Medium Term Note Programme of PACCAR Financial Europe B.V. and PACCAR Financial PLC. Incorporated by reference to Exhibit 4(f) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2009, File Number 001-14817).

(i)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)	Material Contracts:

(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan (incorporated by reference to Exhibit 10(a) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(b)	Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004. Incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the year ended December 31, 2005, File Number 001-14817).

(d)	Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Exhibit 10(d) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(e) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement For Non-Employee Directors (incorporated by reference as Exhibit 99.3 to Current Report on Form 8-K of PACCAR Inc dated December 10, 2007, File Number 001-14817).

(g)	Amendment to compensatory arrangement with non-employee directors (incorporated by reference to Exhibit (10)(h) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2005, File Number 001-14817).

(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (incorporated by reference to Appendix B of the 2006 Proxy Statement, dated March 14, 2006, File Number 001-14817).

(i)	PACCAR Inc Long Term Incentive Plan (incorporated by reference to Appendix A of the 2006 Proxy Statement, dated March 14, 2006, File Number 001-14817).

PACCAR Inc – Form 10-Q

(j)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K of PACCAR Inc dated January 20, 2005 and filed January 25, 2005, File Number 001-14817).

(k)	PACCAR Inc Long Term Incentive Plan, Amended Form of 2006 Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.2 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007, File Number 001-14817).

(l)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007, File Number 001-14817).

(m)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K dated February 26, 2010).

(n)	PACCAR Inc Long Term Incentive Plan, Amended Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.3 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007, File Number 001-14817).

(o)	PACCAR Inc Long Term Incentive Plan, 2008 Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 to the Current Report on Form 8-K of PACCAR Inc dated February 5, 2008, File Number 001-14817).

(p)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective January 1, 2009 (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K dated February 26, 2010, File Number 001-14817).

(q)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities (incorporated by reference as Exhibit 10.1 of the Current Report on Form 8-K of PACCAR Inc filed May 16, 2007, File Number 001-14817).

(r)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities; (Incorporated by reference as Exhibit 10(o) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2008, File Number 001-14817).

(12)	Statements Re: Computation of Ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three month periods ended March 31, 2010 and 2009.

(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2004 -– 2009 (incorporated by reference as Exhibit 12(b) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended March 31, 2009, File Number 001-14817).

PACCAR Inc – Form 10-Q

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a)	Certification of Principal Executive Officer.

(b)	Certification of Principal Financial Officer.

(32)	Section 1350 Certifications:

(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document