Form 10-Q
period 2010-06-30
PACCAR INC
filed 2010-08-06
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

Commission File No. 001-14817

PACCAR Inc

(Exact name of registrant as specified in its charter)

Delaware	91-0351110

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 - 106th Ave. N.E., Bellevue, WA	98004

(Address of principal executive offices)	(Zip Code)

(425) 468-7400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer X    Accelerated filer      Non-accelerated filer      Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes       No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value — 364,532,187 shares as of July 31, 2010

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
TRUCK AND OTHER:
Net sales and revenues	$2,224.8	$1,602.3	$4,209.1	$3,332.7

Cost of sales and revenues	1,954.9	1,492.8	3,722.7	3,053.9
Research and development	58.4	52.8	113.2	105.1
Selling, general and administrative	97.3	79.2	191.4	167.6
Curtailment gain		(47.7)		(47.7)
Interest and other expense, net	3.9	17.8	8.1	33.1
	2,114.5	1,594.9	4,035.4	3,312.0
Truck and Other Income Before Income Taxes	110.3	7.4	173.7	20.7

FINANCIAL SERVICES:
Interest and fees	105.0	127.0	215.0	259.2
Operating lease, rental and other income	134.3	119.6	270.7	243.2
Revenues	239.3	246.6	485.7	502.4

Interest and other borrowing expenses	54.5	73.0	111.6	164.3
Depreciation and other	108.1	107.6	226.1	210.5
Selling, general and administrative	22.5	21.3	44.0	42.6
Provision for losses on receivables	20.2	29.1	41.9	54.1
	205.3	231.0	423.6	471.5
Financial Services Income Before Income Taxes	34.0	15.6	62.1	30.9

Investment income	4.3	4.9	8.8	12.9
Total Income Before Income Taxes	148.6	27.9	244.6	64.5

Income taxes	49.0	1.4	76.7	11.7
Net Income	$99.6	$26.5	$167.9	$52.8

Net Income Per Share:
Basic	$.27	$.07	$.46	$.15
Diluted	$.27	$.07	$.46	$.14

Weighted Average Common Shares Outstanding:
Basic	364.9	363.4	364.7	363.2
Diluted	366.0	364.4	365.9	364.3

Dividends declared per share	$.09	$.18	$.18	$.36

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions) ASSETS	June 30 2010		December 31 2009

TRUCK AND OTHER:	(Unaudited	)

Current Assets

Cash and cash equivalents	$1,827.4		$1,836.5

Trade and other receivables, net	640.5		554.7

Marketable debt securities	294.9		219.5

Inventories	481.4		632.1

Other current assets	222.5		224.3
Total Truck and Other Current Assets	3,466.7		3,467.1

Equipment on operating leases, net	473.8		503.8

Property, plant and equipment, net	1,592.2		1,757.7

Other noncurrent assets	341.8		409.1
Truck and Other Assets	5,874.5		6,137.7

FINANCIAL SERVICES:

Cash and cash equivalents	70.7		75.5

Finance and other receivables, net	5,775.6		6,497.7

Equipment on operating leases, net	1,420.5		1,513.2

Other assets	281.0		344.9
Total Financial Services Assets	7,547.8		8,431.3
	$13,422.3		$14,569.0

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions) LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30 2010		December 31 2009

TRUCK AND OTHER:	(Unaudited	)

Current Liabilities

Accounts payable, accrued expenses and other	$1,522.0		$1,490.0

Long-term Liabilities

Long-term debt	172.1		172.3

Residual value guarantees and deferred revenues	500.8		547.2

Other liabilities	340.5		405.3
Truck and Other Liabilities	2,535.4		2,614.8

FINANCIAL SERVICES:

Accounts payable, accrued expenses and other	223.7		215.2

Commercial paper and bank loans	2,073.8		3,011.2

Term notes	2,951.5		2,889.3

Deferred taxes and other liabilities	643.5		734.8
Total Financial Services Liabilities	5,892.5		6,850.5

STOCKHOLDERS’ EQUITY

Preferred stock, no par value: Authorized 1.0 million shares, none issued

Common stock, $1 par value: Authorized 1.2 billion shares, 364.5 and 364.4 million shares issued	364.5		364.4

Additional paid-in capital	78.0		80.0

Treasury stock - at cost - 2009 - .41 million shares			(17.4)

Retained earnings	4,742.8		4,640.5

Accumulated other comprehensive (loss) income	(190.9)		36.2
Total Stockholders’ Equity	4,994.4		5,103.7
	$13,422.3		$14,569.0

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions)

Six Months Ended June 30	2010	2009
OPERATING ACTIVITIES:
Net income	$167.9	$52.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	93.7	95.9
Equipment on operating leases and other	217.0	218.3
Provision for losses on financial services receivables	41.9	54.1
Curtailment gain		(47.7)
Other	(39.1)	(10.8)
Change in operating assets and liabilities:
Wholesale receivables on new trucks	77.4	414.0
Sales-type finance leases and dealer direct loans on new trucks	88.3	83.2
Pension contributions	(21.6)	(155.2)
Other	174.0	(294.6)
Net Cash Provided by Operating Activities	799.5	410.0

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(738.3)	(471.9)
Collections on retail loans and direct financing leases	1,058.7	1,054.3
Marketable securities purchases	(262.6)	(116.0)
Marketable securities sales and maturities	185.2	126.1
Acquisition of property, plant and equipment	(47.8)	(30.2)
Acquisition of equipment for operating leases	(327.5)	(298.8)
Proceeds from asset disposals	117.0	213.9
Other	2.3	12.4
Net Cash (Used In) Provided by Investing Activities	(13.0)	489.8

FINANCING ACTIVITIES:
Cash dividends paid	(65.5)	(166.7)
Stock compensation transactions	7.6	5.7
Net decrease in commercial paper and short-term bank loans	(718.1)	(630.1)
Proceeds from term debt	641.0	954.9
Payment of term debt	(539.3)	(1,177.6)
Net Cash Used in Financing Activities	(674.3)	(1,013.8)
Effect of exchange rate changes on cash	(126.1)	28.5
Net Decrease in Cash and Cash Equivalents	(13.9)	(85.5)
Cash and cash equivalents at beginning of period	1,912.0	1,955.2
Cash and cash equivalents at end of period	$1,898.1	$1,869.7

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Additional shares	1,182,000	939,500	1,124,000	926,000
Antidilutive options	2,142,000	3,914,000	2,142,000	3,914,000

Reclassification: In the Company’s Condensed Consolidated Statement of Cash Flows the line items “Retail loans and direct financing leases originated” and “Collections on retail loans and direct financing leases” decreased by equally offsetting amounts of $246.4 for the six months ended June 30, 2009 due to a misclassification of amounts reported in the prior period.

New Accounting Pronouncements: In July 2010 the FASB issued Accounting Standards Update (“ASU”) No. 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends FASB Accounting Standards Codification topic 310 – Receivables and expands disclosures about the credit quality of a company’s financing receivables and allowance for credit losses. ASU 2010-20 is effective for reporting periods ending after December 15, 2010. The Company is currently evaluating the effects of the new pronouncement on its disclosures.

NOTE B - Investments in Marketable Securities

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest, dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method.

The Company’s investments in marketable securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive (loss) income. The proceeds from sales of marketable securities for the six months ended June 30, 2010 were $143.8. Gross realized gains were $.7 and nil for the six months ended June 30, 2010 and 2009, respectively, with realized losses of $.1 and nil for the six months ended June 30, 2010 and 2009, respectively.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Marketable debt securities consisted of the following:

At June 30, 2010	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. government and agency securities	$ 2.5			$ 2.5
U.S. tax-exempt securities	215.4	$ 1.2		216.6
U.S. corporate securities	34.1	.3		34.4
Non U.S. corporate securities	17.5			17.5
Non U.S. government securities	11.1			11.1
Other debt securities	12.9		$ .1	12.8
	$ 293.5	$ 1.5	$ .1	$294.9

At December 31, 2009	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. government and agency securities	$ 6.5			$ 6.5
U.S. tax-exempt securities	141.2	$ 1.3		142.5
U.S. corporate securities	22.0	.2	$ .1	22.1
Non U.S. corporate securities	22.0			22.0
Non U.S. government securities	12.2			12.2
Other debt securities	14.2			14.2
	$ 218.1	$ 1.5	$ .1	$219.5

The fair value of marketable debt securities that have been in an unrealized loss position for 12 months or greater at June 30, 2010 and at December 31, 2009 was nil and $27.4, respectively.

Contractual maturities on these securities at June 30, 2010, were as follows:

Maturities:	AMORTIZED COST	FAIR VALUE
2010	$ 71.7	$ 71.7
2011 through 2015	190.9	192.3
After 2015	30.9	30.9
	$293.5	$294.9

Marketable debt securities included $3.5 and $11.6 of variable rate demand obligations (VRDOs) at June 30, 2010 and December 31, 2009, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE C - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the United States is determined principally by the last in, first out (LIFO) method. Cost of all other inventories is determined principally by the first in, first out (FIFO) method.

Inventories include the following:

	June 30 2010	December 31 2009

Finished products	$289.1	$312.5
Work in process and raw materials	351.8	487.5
	640.9	800.0
Less LIFO reserve	(159.5)	(167.9)
	$481.4	$632.1

Under the LIFO method of accounting (used for approximately 44% of June 30, 2010 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE D - Finance Receivables

Loans represent fixed- or floating-rate loans to customers collateralized by the vehicles purchased. Retail direct financing and sales-type finance leases are contracts leasing equipment to retail customers and dealers, respectively. These leases are reported as the sum of the minimum lease payments receivable and estimated residual value of the property subject to the contracts, reduced by unearned interest on finance leases which is shown separately. Dealer wholesale financing represents floating-rate wholesale loans to PACCAR dealers for new and used trucks. The loans are collateralized by the trucks being financed. Interest and other receivables are interest due on loans and leases and other amounts due in the normal course of business.

The allowance for losses for loans, leases and other are evaluated together since they relate to a similar customer base and their contractual terms require regular payment of principal and interest primarily over 36 to 60 months and are secured by the same type of collateral. The allowance for credit losses consists of both a specific reserve and a general reserve.

Finance and other receivables include the following:

	June 30 2010	December 31 2009

Loans	$2,578.6	$ 2,875.2
Retail direct financing leases	1,967.1	2,260.0
Sales-type finance leases	686.5	764.9
Dealer wholesale financing	862.8	1,015.2
Interest and other receivables	136.3	109.6
Unearned interest: Finance leases	(300.4)	(359.6)
	5,930.9	6,665.3
Less allowance for losses:
Loans, leases and other	(148.4)	(157.1)
Dealer wholesale financing	(6.9)	(10.5)
	$5,775.6	$ 6,497.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE E - Product Support Liabilities

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

Changes in warranty and R&M reserves are summarized as follows:

	2010	2009
Beginning balance, January 1	$386.4	$450.4
Cost accruals and revenue deferrals	84.5	116.1
Payments and revenue recognized	(99.2)	(162.7)
Currency translation	(37.2)	5.5
Ending balance, June 30	$334.5	$409.3

NOTE F – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income (loss), net of any related tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net Income	$99.6	$26.5	$167.9	$52.8
Other comprehensive (loss) income:
Currency translation (loss) gain	(184.7)	214.8	(254.9)	114.5
Derivative contracts increases	7.1	6.2	16.5	15.9
Marketable securities increase	.3		.1	.4
Employee benefit plans amortization	4.5	(1.4)	11.2	2.6
Net other comprehensive (loss) income	(172.8)	219.6	(227.1)	133.4
Comprehensive (Loss) Income	$(73.2)	$246.1	$(59.2)	$186.2

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income was comprised of the following:

	June 30	December 31
	2010	2009
Currency translation adjustment	$ 128.9	$ 383.8
Net unrealized loss on derivative contracts	(31.9)	(48.4)
Net unrealized investment gains	1.0	.9
Employee benefit plans	(288.9)	(300.1)
Total Accumulated Other Comprehensive (Loss) Income	$ (190.9)	$ 36.2

Stock Compensation Plans

Stock-based compensation expense was $2.2 and $3.8 for the three and six months ended June 30, 2010, respectively, and $2.0, and $5.4 for the three and six months ended June 30, 2009, respectively.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $1.3 and $2.2 for the three and six months ended June 30, 2010, respectively, and $.2 and $2.1 for the three and six months ended June 30, 2009, respectively, and have been classified as a financing cash flow.

The Company issued 509,109 additional common shares under deferred and stock compensation arrangements in the six months ended June 30, 2010.

Other Capital Stock Changes

No share repurchases were completed during the six months ended June 30, 2010. In April 2010, the Company retired 409,000 of its common shares held as treasury stock.

NOTE G – Income Taxes

The effective tax rate for the second quarter and first half of 2010 was 33.0% and 31.4%, respectively, compared to 5.0% and 18.1% for the second quarter and first half of 2009. The higher tax rates in 2010 reflect a lower percentage benefit from permanent differences such as the R&D tax credit and tax exempt income and favorable provision to return adjustments in 2009.

NOTE H - Segment Information

PACCAR operates in two principal segments, Truck and Financial Services.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net sales and revenues:
Truck
Total	$ 2,274.7	$ 1,661.0	$ 4,331.0	$ 3,421.2
Less intersegment	(71.2)	(76.7)	(161.8)	(134.5)
External customers	2,203.5	1,584.3	4,169.2	3,286.7
All other	21.3	18.0	39.9	46.0
	2,224.8	1,602.3	4,209.1	3,332.7
Financial Services	239.3	246.6	485.7	502.4
	$ 2,464.1	$ 1,848.9	$ 4,694.8	$ 3,835.1

Income (loss) before income taxes:
Truck	$ 114.2	$ (36.5)	$ 180.8	$ (11.1)
All other	(3.9)	43.9	(7.1)	31.8
	110.3	7.4	173.7	20.7
Financial Services	34.0	15.6	62.1	30.9
Investment Income	4.3	4.9	8.8	12.9
	$ 148.6	$ 27.9	$ 244.6	$ 64.5

Depreciation and amortization:
Truck	$ 66.0	$ 71.5	$ 137.4	$ 138.0
All other	2.3	2.4	4.5	4.7
	68.3	73.9	141.9	142.7
Financial Services	80.3	85.5	168.8	171.5
	$ 148.6	$ 159.4	$ 310.7	$ 314.2

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Included in All other is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense. All other income (loss) before income taxes included a $47.7 one time benefit from discontinuing subsidies of post retirement medical costs for the majority of its U.S. employees for the three and six month periods ended June 30, 2009.

NOTE I - Derivative Financial Instruments

Derivative financial instruments are used to hedge exposures to fluctuations in interest rates and foreign currency exchange rates. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at June 30, 2010.

Interest-Rate Contracts: The Company enters into various interest-rate contracts, including interest-rate swaps and cross currency interest-rate swaps. Interest-rate swaps involve the exchange of fixed for floating rate or floating for fixed rate interest payments based on the contractual notional amounts in a single currency. Cross currency interest-rate swaps involve the exchange of notional amounts and interest payments in different currencies. The Company is exposed to interest rate and exchange rate risk caused by market volatility as a result of its borrowing activities. The objective of these contracts is to mitigate the fluctuations on earnings, cash flows, and the fair value of borrowings. Net amounts paid or received are reflected as adjustments to interest expense.

At June 30, 2010, the notional amount of the Company’s interest-rate contracts was $3,069.8. Notional maturities for all interest-rate contracts are $641.0 for 2010, $1,083.7 for 2011, $681.6 for 2012, $345.7 for 2013, $232.8 for 2014 and $85.0 for 2015. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At June 30, 2010, the notional amount of the outstanding foreign-exchange contracts was $150.7. Foreign-exchange contracts mature within one year.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet locations and fair value of derivative financial instruments:

	June 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$ 11.6		$ 10.8
Deferred taxes and other liabilities		$ 81.9		$ 107.1
Foreign-exchange contracts:
Truck and Other:
Other current assets	.4		.1
Accounts payable, accrued expenses and other		1.1		.2
Total	$ 12.0	$ 83.0	$ 10.9	$ 107.3

Economic hedges:
Interest-rate contracts:
Financial Services:
Other assets	$ 2.8		$ .4
Deferred taxes and other liabilities		$ 5.7		$ 9.0
Foreign-exchange contracts:
Truck and Other:
Other current assets	.8
Accounts payable, accrued expenses and other				.2
Financial Services:
Other assets	1.6		.3
Deferred taxes and other liabilities		.3		.1
Total	$ 5.2	$ 6.0	$ .7	$ 9.3

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

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was included in Interest and other borrowing expenses in the Financial Services segment as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Interest-rate swaps	$ (0.7)	$ (0.1)	$ (1.7)	$ (5.7)
Term notes	$ .7		$ 1.8	$ 6.2

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective.

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to cost of sales or to financial services interest expense, consistent with the hedged transaction. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings and were immaterial for the first and second quarters of 2010 and 2009.

The following table presents the pre-tax effects of derivative instruments recognized in earnings:

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
	Interest-rate	Foreign-exchange	Interest-rate	Foreign-exchange
	Contracts	Contracts	Contracts	Contracts
Loss recognized in OCI:
Truck and Other		$ 2.0		$ 2.5
Financial Services	$ 2.8		$ 20.8
Total	$ 2.8	$ 2.0	$ 20.8	$ 2.5

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	Interest-rate	Foreign-exchange	Interest-rate	Foreign-exchange
	Contracts	Contracts	Contracts	Contracts
Loss/(gain) recognized in OCI:
Truck and Other		$ 1.0		$ .1
Financial Services	$ 29.6	(0.5)	$ 36.4	.3
Total	$ 29.6	$ 0.5	$ 36.4	$ .4

The following tables present the pre-tax effects of derivative instruments reclassified from Other Comprehensive Income (OCI) into income:

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
	Interest-rate	Foreign-exchange	Interest-rate	Foreign-exchange
	Contracts	Contracts	Contracts	Contracts
Truck and Other:
Cost of sales		$ .9		$ 1.0
Interest and other expense, net		.5		.9
Financial Services:
Interest and other borrowing expenses	$ 13.6		$ 44.7
Total	$ 13.6	$ 1.4	$ 44.7	$ 1.9

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Truck and Other:
Cost of sales		$ (1.7)		$ (9.2)
Interest and other expense, net		(0.9)		(1.2)
Financial Services:
Interest and other borrowing expenses	$ 41.5	(0.1)	$ 63.5	(0.1)
Total	$ 41.5	$ (2.7)	$ 63.5	$ (10.5)

Of the $31.9 accumulated net loss on derivative contracts included in accumulated other comprehensive loss as of June 30, 2010, $34.9, net of taxes, is expected to be reclassified to interest expense or cost of sales in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

Economic Hedges

For other risk management purposes, the Company enters into derivative instruments not designated as hedges that do not qualify for hedge accounting. These derivative instruments are used to mitigate the risk of market volatility arising from borrowings and foreign currency denominated transactions. Changes in the fair value of economic hedges are recorded in earnings in the period in which the change occurs.

The (income) or expense recognized in earnings related to economic hedges is as follows:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Truck and Other:
Cost of sales		$ (0.2)		$ 0.1
Interest and other expense, net	$ (2.4)	(4.6)	$ (0.9)	1.8
Financial Services:
Interest and other borrowing expenses	(2.8)		(8.1)	(0.1)
Total	$ (5.2)	$ (4.8)	$ (9.0)	$ 1.8

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Truck and Other:
Cost of sales		$ (6.4)		$ (14.3)
Interest and other expense, net	$ .6	8.0	$ 3.0	17.1
Financial Services:
Interest and other borrowing expenses	3.4	(8.2)	7.4	.4
Total	$ 4.0	$ (6.6)	$ 10.4	$ 3.2

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE J - Fair Value Measurements

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

PACCAR’s financial assets and liabilities, subject to recurring fair value measurements, are either Level 1 or Level 2 as follows:

At June 30, 2010	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. government securities	$ 2.5		$ 2.5
U.S. tax-exempt securities		$ 216.6	216.6
U.S. corporate securities		34.4	34.4
Non U.S. corporate securities		17.5	17.5
Non U.S. government securities		11.1	11.1
Other debt securities		12.8	12.8
Total marketable debt securities	$ 2.5	$ 292.4	$ 294.9

Derivatives
Interest-rate swaps		$ 4.7	$ 4.7
Cross currency swaps		9.7	9.7
Foreign-exchange contracts		2.8	2.8
Total derivative assets		$ 17.2	$ 17.2

Liabilities:
Derivatives
Interest-rate swaps		$ 32.4	$ 32.4
Cross currency swaps		55.2	55.2
Foreign-exchange contracts		1.4	1.4
Total derivatives liabilities		$ 89.0	$ 89.0

At December 31, 2009	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. government securities	$6.5		$ 6.5
U.S. tax-exempt securities		$142.5	142.5
U.S. corporate securities		22.1	22.1
Non U.S. corporate securities		22.0	22.0
Non U.S. government securities		12.2	12.2
Other debt securities		14.2	14.2
Total marketable debt securities	$6.5	$213.0	$ 219.5

Derivatives
Interest-rate swaps		$ 5.3	$ 5.3
Cross currency swaps		5.9	5.9
Foreign-exchange contracts		.4	.4
Total derivative assets		$ 11.6	$ 11.6

Liabilities:
Derivatives
Interest-rate swaps		$ 82.2	$ 82.2
Cross currency swaps		33.9	33.9
Foreign-exchange contracts		.5	.5
Total derivative liabilities		$116.6	$ 116.6

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Other assets that are measured at fair value on a nonrecurring basis are as follows:

	June 30 2010	December 31 2009
	LEVEL 2	LEVEL 2
Used trucks held for sale:
Truck and Other	$ 20.8	$ 28.1
Financial Services	64.0	124.7
Total used trucks held for sale	$ 84.8	$ 152.8

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

Used truck write-downs during the three and six months ended June 30, 2010 were $3.2 and $10.8, respectively. Of the $10.8 year-to-date cost, $3.7 was recorded as cost of sales in the truck segment and $7.1 was recorded in the financial services segment (operating lease depreciation expense of $6.4 and credit losses of $.7).

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

The carrying amount and fair value of fixed-rate loans and fixed-rate debt at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Financial Services fixed-rate loans	$ 2,268.7	$ 2,305.0	$ 2,491.1	$ 2,539.0

Liabilities:
Truck and Other fixed-rate debt	172.1	196.2	172.3	192.4
Financial Services fixed-rate debt	1,813.4	1,904.9	1,645.4	1,746.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE K - Employee Benefit Plans

PACCAR has several defined benefit pension plans, which cover a majority of its employees.

The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Service cost	$9.1	$7.9	$18.5	$18.0
Interest on projected benefit obligation	18.9	17.1	38.0	35.1
Expected return on assets	(24.4)	(23.6)	(48.6)	(45.1)
Amortization of prior service costs	.4	.5	.9	1.0
Recognized actuarial loss	3.6	1.8	7.2	4.8
Recognized settlement gain		(0.2)		(0.2)
Curtailment cost		1.9		1.9
Net pension expense	$7.6	$5.4	$16.0	$15.5

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Components of Retiree Expense:
Service cost		$(0.9)
Interest cost	$.1	(0.4)	$.2	$.8
Recognized actuarial gain
Recognized prior service costs
Recognized net initial obligation		(0.1)
Curtailment cost		(47.7)		(47.7)
Net retiree (income) expense	$.1	$(49.1)	$.2	$(46.9)

During the first six months of 2010, the Company contributed $21.6 to its pension plans.

NOTE L - Severance Costs

During the first half of 2010, the Company did not incur any severance expense and did not have any amounts accrued for future severance payments at June 30, 2010.

During the three and six months ended June 30, 2009, the Company incurred severance costs of $10.6 and $20.1 in the truck segment and $.2 and $.3 in the financial services segment, respectively. The costs incurred in 2009 were the result of work force adjustments reflecting low truck demand, primarily in Europe.

PACCAR Inc – Form 10-Q

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net sales and revenues:
Truck and Other	$2,224.8	$1,602.3	$4,209.1	$3,332.7
Financial Services	239.3	246.6	485.7	502.4
	$2,464.1	$1,848.9	$4,694.8	$3,835.1

Income before taxes:
Truck and Other	$110.3	$7.4	$173.7	$20.7
Financial Services	34.0	15.6	62.1	30.9
Investment Income	4.3	4.9	8.8	12.9
Income taxes	(49.0)	(1.4)	(76.7)	(11.7)
Net Income	$99.6	$26.5	$167.9	$52.8
Diluted Earnings Per Share	$0.27	$0.07	$0.46	$0.14

Overview:

PACCAR is a global technology company whose principal businesses include the design, manufacture and distribution of high-quality, light, medium and heavy duty commercial trucks and related aftermarket parts and the financing and leasing of its trucks and related equipment. The Company also manufactures and markets industrial winches. The Company manages its business in two operating segments, Trucks and Financial Services. The following provides an overview of the Company’s consolidated business, followed by an analysis of the two operating segments.

PACCAR recorded higher sales and net income in the second quarter and first half of 2010 compared to the prior year. Second quarter 2010 net sales and revenues were $2.46 billion compared to $1.85 billion in the second quarter of 2009. Second quarter 2010 net income was $99.6 million ($.27 per diluted share) compared to the $26.5 million ($.07 per diluted share) earned in the second quarter of 2009. First half 2010 total net sales and revenues were $4.69 billion and $3.84 billion in the first half of 2009. First half net income in 2010 was $167.9 ($.46 per diluted share) compared to $52.8 million ($.14 per diluted share) earned in the year-earlier period.

Second quarter and first half 2010 total net sales and revenues and income before income taxes were positively affected by the translation of stronger foreign currencies, primarily the Australian and Canadian dollar. The translation effect increased second quarter sales and revenues by $11.6 million and income before income taxes by $4.2 million compared to the second quarter of 2009. For the first half, the translation effect increased sales and revenues by $124.2 million and income before income taxes by $14.4 million compared to the first half of 2009.

Net sales and revenues for the Truck and Other businesses were $2.22 billion in the second quarter of 2010 compared to $1.60 billion in the second quarter of 2009. For the first half of 2010, Truck and Other businesses net sales and revenues were $4.21 billion compared to $3.33 billion in the first half of 2009. The increase in sales and revenues for 2010 reflects higher truck unit deliveries and aftermarket parts sales worldwide.

Truck and Other Cost of sales and revenues were $1.95 billion in the second quarter of 2010 compared to $1.49 billion in the second quarter of 2009. Cost of sales and revenues were $3.72 billion in the first half

PACCAR Inc – Form 10-Q

of 2010 compared to $3.05 billion in the first half of 2009. Cost of sales and revenues increased primarily due to the higher truck unit deliveries and aftermarket parts sales.

Research and development (R&D) expenditures increased to $58.4 million in the second quarter of 2010 from $52.8 million in the second quarter of 2009 and to $113.2 million for the first half of 2010 compared to $105.1 million in the first half of 2009. The higher spending reflects increased new product development activities.

Selling, general and administrative (SG&A) expense for Truck and Other in the second quarter of 2010 was $97.3 million compared to $79.2 million in the second quarter of 2009. Year-to-date, SG&A expense was $191.4 million and $167.6 million in the first half of 2009. The higher spending reflects increased business activity world-wide, including higher sales and marketing activities ($4.9 million in the second quarter and $9.3 million in the first half of 2010) and higher pension and bonus expenses ($7.1 million in the second quarter and $6.4 million in the first half of 2010). As a percentage of sales, SG&A decreased in the second quarter to 4.4% in 2010 from 4.9% in 2009 and decreased to 4.5% in the first half of 2010 from 5.0% in the first half of 2009.

Financial Services segment revenues for the second quarter of 2010 decreased to $239.3 million from $246.6 million in the second quarter of 2009. Revenues were $485.7 million in the first half of 2010, compared to $502.4 million in the first half of 2009. The decrease in revenues in both the second quarter and first half of 2010 primarily resulted from lower average earning asset balances in all markets.

In the second quarter 2010, Financial Services income before income taxes increased by $18.4 million to $34.0 million from the $15.6 million earned in the second quarter of 2009. First half 2010 income before income taxes of $62.1 million increased $31.2 million compared to $30.9 million in the first half of 2009. The higher pre-tax income in both periods was primarily due to higher combined finance and lease margin and a lower provision for losses on receivables.

Finance margin (Interest and fee income less interest and other borrowing expenses) for the second quarter of 2010 decreased $3.5 million as the net effects of lower average finance receivables and debt of $5.8 million more than offset the benefits of lower interest rates ($2.3 million). Lease margin (Operating lease, rental and other income less Depreciation and other) increased $14.2 million in the second quarter of 2010 primarily from lower operating lease impairments and reduced losses on used trucks ($9.4 million) and higher average operating lease assets. The provision for losses on receivables for the second quarter of 2010 declined $8.9 million primarily from improvements in portfolio quality as well as a decline in the receivable balances.

Finance margin for the first half of 2010 increased $8.5 million primarily due to lower costs of economic hedges and borrowing rates ($17.7 million) that more than offset the net effects of lower average finance receivables and debt of $8.1 million. Lease margin increased $11.9 million in the first half of 2010 primarily from lower operating lease impairments and reduced losses on used trucks ($6.7 million) and higher average operating lease assets. The provision for losses on receivables for the first half of 2010 declined $12.2 million primarily from improvements in portfolio quality as well as a decline in the receivable balances. Past due accounts decreased from 4.7% in June 2009 to 4.0% in June 2010.

Investment income declined to $4.3 million and $8.8 million for the second quarter and first half of 2010, respectively, compared to $4.9 million and $12.9 million for the second quarter and first half of 2009, respectively, primarily from lower market interest rates.

The effective tax rate for the second quarter and first half of 2010 was 33.0% and 31.4%, respectively, compared to 5.0% and 18.1% for the second quarter and first half of 2009. The higher tax rates in 2010 reflect a lower percentage benefit from permanent differences such as the R&D tax credit and tax exempt income and favorable provision to return adjustments in 2009.

The Company’s return on revenues was 4.0% and 1.4% for the second quarter of 2010 and 2009, respectively, and was 3.6% and 1.4% for the first half of 2010 and 2009, respectively.

PACCAR Inc – Form 10-Q

Truck

PACCAR’s truck segment, which includes the manufacture and distribution of trucks and related aftermarket parts, accounted for 89% of revenues in the second quarter and first half of 2010 compared to 86% in the second quarter and first half of 2009. In North America, trucks are sold under the Kenworth and Peterbilt nameplates and, in Europe, under the DAF nameplate.

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	% change	2010	2009	% change
Truck net sales and revenues:
U.S. and Canada	$1,071.6	$815.3	31	$2,078.3	$1,638.8	27
Europe	726.6	575.7	26	1,422.5	1,276.5	11
Mexico, Australia and Other	405.3	193.3	110	668.4	371.4	80
	$2,203.5	$1,584.3	39	$4,169.2	$3,286.7	27
Truck income (loss) before taxes	$114.2	$(36.5)	*	$180.8	$(11.1)	*

* percentage not meaningful

The Company’s new truck deliveries are summarized below:

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	% change	2010	2009	% change
U.S. and Canada	8,231	7,284	13	16,874	14,293	18
Europe	7,172	5,223	37	13,103	11,694	12
Mexico, Australia and Other	3,158	1,278	147	5,075	2,411	110
Total Units	18,561	13,785	35	35,052	28,398	23

2010 Compared to 2009:

PACCAR’s worldwide truck sales and revenues were $2.20 billion in the second quarter of 2010 compared to $1.58 billion in the second quarter of 2009. In the first half of 2010 PACCAR’s worldwide truck sales and revenues were $4.17 billion compared to the $3.29 billion in the first half of 2009. The increases in both periods were due to a higher number of trucks delivered and higher demand for the Company’s aftermarket parts both reflecting an increase in truck transportation as the world-wide economies begin to improve.

Sales and revenues in the U.S. and Canada during the second quarter of $1,071.6 million and first half of 2010 of $2,078.3 million increased compared to the prior periods in 2009. This was due to higher new truck deliveries and higher price realization on new trucks sold. The increased truck deliveries resulted from both higher heavy duty truck market share (23.0% in the first half of 2010 from 21.9% in the first half of 2009) and an increase in the size of the truck market (58,000 units in the first half of 2010 compared to 50,300 units in the first half of 2009). The higher market size reflected modestly increasing freight tonnage, stable fuel prices and some improvements in freight rates.

Sales and revenues in Europe during the second quarter of $726.6 million and first half of 2010 of $1,422.5 million increased compared to the prior periods in 2009. This was due to higher new truck deliveries and aftermarket parts sales. The increased new truck deliveries resulted from higher 15 tonne and above truck market share (16.3% in the first half of 2010 from 13.9% in the first half of 2009), partially offset by a lower market size. The 15 tonne and above truck market in Western and Central Europe decreased to 81,200 units in the first half of 2010 from 95,500 units in the first half of 2009. For the second quarter the truck market improved from 43,300 in 2009 to 43,900 in 2010 as the European economy begins to recover.

PACCAR Inc – Form 10-Q

Sales and revenues in Mexico, Australia and export markets during the second quarter of $405.3 million and $668.4 million during the first half of 2010 increased compared to the prior periods in 2009. The higher sales and revenues reflect higher new truck deliveries, better price realization on truck unit sales and higher parts sales from increased market demand.

Truck segment income before income taxes increased to $114.2 million in the second quarter of 2010 from a loss of $36.5 million in the second quarter of 2009 and increased to $180.8 million in the first half of 2010 from a loss of $11.1 million in the first half of 2009. The increase was due to higher truck unit sales and margins in all markets and higher aftermarket parts sales, partially offset by increases in R&D and SG&A expenses to support increased business activity.

Net sales and revenues and gross margins for truck units and aftermarket parts are provided below. The aftermarket parts gross margin includes direct revenues and costs, but excludes certain truck segment costs.

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	% change	2010	2009	% change
Net sales and revenues:
Trucks	$1,665.0	$1,119.9	49	$3,125.5	$2,371.3	32
Aftermarket parts	538.5	464.4	16	1,043.7	915.4	14
	$2,203.5	$1,584.3	39	$4,169.2	$3,286.7	27
Gross Margin:
Trucks	83.9	(43.5)	*	127.3	(39.1)	*
Aftermarket parts	182.0	150.9	21	352.2	309.5	14
	$265.9	$107.4	148	$479.5	$270.4	77
* percentage not meaningful
Gross Margin %:
Trucks	5.0%	(3.9)%		4.1%	(1.6)%
Aftermarket parts	33.8%	32.5%		33.7%	33.8%
Truck segment	12.1%	6.8%		11.5%	8.2%

Total truck segment gross margins for the second quarter and first half of 2010 increased from the comparable periods in 2009. Gross margins on trucks increased to 5.0% and 4.1% for the three and six month periods primarily due to higher price realization from stronger truck demand. For the second quarter of 2010, aftermarket parts gross margins increased due to price increases, primarily in Europe.

Truck Outlook

Heavy duty truck sales in the U.S. and Canada are expected to be in the range of 110,000–130,000 units, up slightly from 2009, reflecting uneven economic growth and an aging truck fleet. The current challenging economic conditions in Europe are expected to continue in the second half of 2010 with the annual market size of above 15-tonne vehicles expected to be in the range of 160,000–170,000 units, in line with 2009. The Company expects that the demand for trucks in its primary markets will gradually improve during the second half of 2010 and may result in some improvement in sales and margins. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

PACCAR Inc – Form 10-Q

Financial Services

The PACCAR Financial Services (PFS) segment, which includes wholly-owned subsidiaries in the U.S., Canada, Mexico, Europe and Australia, derives its earnings primarily from financing and leasing PACCAR products.

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	% change	2010	2009	% change
New loan and lease volume:
U.S. and Canada	$285.5	$197.9	44	$537.8	$336.9	60
Europe	139.2	110.2	26	256.5	197.6	30
Mexico and Australia	129.4	80.4	61	214.4	137.2	56
	$554.1	$388.5	43	$1,008.7	$671.7	50
New loan and lease volume by product:
Loans and finance leases	$446.8	$290.9	54	$789.1	$511.0	54
Equipment on operating lease	107.3	97.6	10	219.6	160.7	37
	$554.1	$388.5	43	$1,008.7	$671.7	50
Average earning assets:
U.S. and Canada	$4,347.5	$4,768.8	(9)	$4,432.3	$4,940.0	(10)
Europe	1,882.0	2,547.6	(26)	2,001.1	2,622.1	(24)
Mexico and Australia	1,278.8	1,306.3	(2)	1,277.5	1,324.6	(4)
	$7,508.3	$8,622.7	(13)	$7,710.9	$8,886.7	(13)
Average earning assets by product:
Loans and finance leases	$5,088.0	$5,925.2	(14)	$5,230.6	$6,050.0	(14)
Dealer wholesale financing	886.0	1,232.1	(28)	920.6	1,332.9	(31)
Equipment on operating lease	1,534.3	1,465.4	5	1,559.7	1,503.8	4
	$7,508.3	$8,622.7	(13)	$7,710.9	$8,886.7	(13)
Revenue:
U.S. and Canada	$123.7	$120.8	2	$249.5	$247.4	1
Europe	68.5	78.6	(13)	141.7	160.2	(12)
Mexico and Australia	47.1	47.2	—	94.5	94.8	—
	$239.3	$246.6	(3)	$485.7	$502.4	(3)
Revenue by product:
Loans and finance leases	$96.2	$113.4	(15)	$196.9	$229.6	(14)
Dealer wholesale financing	8.8	13.6	(35)	18.1	29.6	(39)
Equipment on operating lease and other	134.3	119.6	12	270.7	243.2	11
	$239.3	$246.6	(3)	$485.7	$502.4	(3)
Income before taxes	$34.0	$15.6	118	$62.1	$30.9	101

2010 Compared to 2009:

New Loan and Lease Volume

In the second quarter and first half of 2010, new loan and lease volume increased compared to the prior year primarily due to higher retail truck sales.

PACCAR Inc – Form 10-Q

Revenues

PFS revenues of $239.3 million in the second quarter of 2010 and $485.7 million in the first half of 2010 declined from the comparable periods in the prior year. The lower revenues were from a decline in interest and fee income, partially offset by higher operating lease, rental and other income.

Interest and fees in the second quarter and first half of 2010 are summarized as follows:

	Three Months Ended June 30	Six Months Ended June 30

Interest and fees - 2009	$ 127.0	$ 259.2
Lower average asset balances	(20.8)	(43.1)
Decrease in yield	(1.2)	(1.1)
Interest and fees - 2010	$ 105.0	$ 215.0

The decline in loan and finance lease average earning assets was due to a reduction in retail loan and finance lease assets in North America and Europe as portfolio collections exceeded new loan and lease volume and a decline in dealer wholesale financing in Europe from lower dealer inventory levels.

Included in Operating lease, rental and other income are the following:

	Three Months Ended June 30. 2010	Three Months Ended June 30, 2009
Operating lease revenues	$ 122.2	$ 114.8
Used truck sales and other	12.1	4.8
Operating lease, rental and other income	$ 134.3	$ 119.6

Operating lease, rental and other income in the second quarter of 2010 increased $14.7 million primarily from higher average operating lease assets and higher revenue from sales of trucks acquired from PACCAR truck customers as part of new truck sales packages.

	Six Months Ended June 30. 2010	Six Months Ended June 30, 2009
Operating lease revenues	$ 246.7	$ 231.9
Used truck sales and other	24.0	11.3
Operating lease, rental and other income	$ 270.7	$ 243.2

Operating lease, rental and other income in the first half of 2010 increased $27.5 million primarily from higher average operating lease assets and higher sales of trucks.

Expenses

Interest and other borrowing expenses decreased in the second quarter and first half of 2010 compared to the second quarter and first half of 2009 due to lower average debt balances and lower borrowing rates as summarized below:

	Three Months Ended June 30	Six Months Ended June 30

Interest and other borrowing expenses - 2009	$ 73.0	$ 164.3
Lower average debt balances	(15.0)	(35.0)
Lower borrowing rates	(1.9)	(3.6)
Lower expense from economic hedges	(1.6)	(14.1)
Interest and other borrowing expenses - 2010	$ 54.5	$ 111.6

PACCAR Inc – Form 10-Q

Average debt balances decreased due to the lower level of funding needed for a smaller financial services portfolio. Borrowing rates were lower primarily due to lower expenses from economic hedges as well as a decline in market interest rates.

Included in Depreciation and other expenses are the following:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Depreciation on operating lease	$ 76.4	$ 82.0
Vehicle operating expenses	21.6	21.2
Cost of used truck sales and other	10.1	4.4
Depreciation and other	$ 108.1	$ 107.6

Depreciation on operating leases declined $5.6 million in the second quarter of 2010 from lower operating lease impairments and losses on trucks returned off lease ($9.4 million) partially offset by higher depreciation on higher average operating lease assets. Cost of used truck sales and other increased $5.7 million primarily due to higher sales of units received on trade-in.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Depreciation on operating lease	$ 162.1	$ 160.1
Vehicle operating expenses	43.6	42.6
Cost of used truck sales and other	20.4	7.8
Depreciation and other	$ 226.1	$ 210.5

Depreciation on operating leases increased $2.0 million the first half of 2010 due to higher depreciation on higher average operating lease assets ($8.7 million), partially offset by lower operating lease impairments and lower losses on trucks returned off lease ($6.7 million). Cost of used truck sales and other increased $12.6 million primarily due to higher sales of units received on trade-in.

Selling, general and administrative (SG&A) expense of $22.5 million in the second quarter of 2010 and $44.0 million for the first half of 2010 was comparable to the corresponding periods in the prior year due to continued cost controls.

The provision for losses on receivables includes changes to the allowance for losses on receivables related to both amounts charged-off and overall changes related to asset size and quality. For the second quarter and first half of 2010 and 2009, the provision for losses on receivables is summarized as follows:

PACCAR Inc – Form 10-Q

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Net Charge- offs	Increase (decrease) in allowance	Provision for losses on receivables	Net Charge- offs	Increase (decrease) in allowance	Provision for losses on receivables
U.S. and Canada	$7.2	$(0.3)	$6.9	$19.4	$(3.8)	$15.6
Europe	10.1	(1.1)	9.0	20.4	(3.9)	16.5
Mexico and Australia	4.4	(0.1)	4.3	8.3	1.5	9.8
	$21.7	$(1.5)	$20.2	$48.1	$(6.2)	$41.9

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Net Charge- offs	Increase (decrease) in allowance	Provision for losses on receivables	Net Charge- offs	Increase (decrease) in allowance	Provision for losses on receivables
U.S. and Canada	$16.9	$(2.0)	$14.9	$32.5	$(8.1)	$24.4
Europe	12.3	(0.6)	11.7	22.6	3.0	25.6
Mexico and Australia	3.5	(1.0)	2.5	5.9	(1.8)	4.1
	$32.7	$(3.6)	$29.1	$61.0	$(6.9)	$54.1

The provision for losses on receivables for the second quarter and first half of 2010 declined $8.9 million and $12.2 million, respectively, compared to 2009 primarily from improvements in portfolio quality as well as a decline in the receivable balances. Past due percentages are noted below.

	June 30 2010	June 30 2009	December 31 2009

Percentage of retail loan and lease accounts
30+ days past due:
U.S. and Canada	2.3%	2.8%	1.8%
Europe	5.0%	5.3%	4.4%
Mexico and Australia	8.3%	10.0%	9.5%
Total	4.0%	4.7%	3.8%

Worldwide PFS accounts 30+ days past-due at June 30, 2010 decreased to 4.0% of portfolio balances from 4.7% at June 30, 2009 from a lower past due percentage in all markets, reflecting an increase in freight tonnage. The higher freight tonnage has contributed to an increase in freight sales and freight rates for the Company’s customers and led to improvement in customers’ profits and ability to make cash payments to the Company.

Worldwide PFS accounts 30+ days past due at June 30, 2010 of 4.0% increased slightly from the 3.8% at December 31, 2009, primarily due to increases in the U.S. and Canada as well as Europe. Included in the U.S. and Canada past due percentage of 2.3% is 1.0% from one large customer. Included in the Europe past due percentage of 5.0% is 1.1% from one large customer. At June 30, 2010, the Company has $25.9 million of specific loss reserves for these and other accounts considered to have a high risk of loss. The Company continues to focus on reducing past due balances. Improving, but uneven general economic conditions will likely result in past due balances similar to current levels for the remainder of 2010.

PACCAR Inc – Form 10-Q

Financial Services Outlook

Earning assets in the second half of 2010 are expected to be slightly higher compared to current levels. Existing economic conditions will continue to exert pressure on the profit margins of truck operators and challenge some customers’ ability to make timely payments to the Company. If economic conditions continue to improve, it may lead to lower levels of past due accounts, truck repossessions and voluntary truck returns. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

Other Business

Included in Truck and Other is the Company’s winch manufacturing business. Sales from this business represent approximately 1% of net sales for 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES:

	June 30 2010	December 31 2009
Cash and cash equivalents	$ 1,898.1	$ 1,912.0
Marketable debt securities	294.9	219.5
	$ 2,193.0	$ 2,131.5

The Company’s total cash and marketable debt securities at June 30, 2010 increased $61.5 million in 2010 to $2,193.0 million. The Company’s total cash and cash equivalents decreased $13.9 million for the six months ended June 30, 2010 to $1,898.1 million. This was the result of $799.5 million of cash provided by operating activities, offset by $13.0 million of cash used in investing activities, $674.3 million of cash used in financing activities and a $126.1 million reduction in cash from lower foreign currencies (primarily the euro) as summarized below.

Six Months Ended June 30	2010	2009
Operating activities:
Net Income	$167.9	$52.8
Net income items not affecting cash	313.5	309.8
Changes in operating assets and liabilities	318.1	47.4
Net cash provided by operating activities	799.5	410.0
Net cash (used)/provided by investing activities	(13.0)	489.8
Net cash used in financing activities	(674.3)	(1,013.8)
Effect of exchange rate changes on cash	(126.1)	28.5
Net decrease in cash and cash equivalents	(13.9)	(85.5)
Cash and cash equivalents at beginning of the period	1,912.0	1,955.2
Cash and cash equivalents at end of the period	$1,898.1	$1,869.7

Cash provided by operations increased to $799.5 million in the first half of 2010 compared to $410.0 million in the same period of 2009, primarily due to higher net income of $115.1 million and lower pension contributions of $133.6 million. Also included in the increase in cash provided by operating activities was an increase in accounts payable and accrued expenses in 2010 compared to a decrease in 2009 ($412.3 million), partially offset by a lower decrease in wholesale receivables ($336.6 million).

Cash used in investing activities of $13.0 million in the first half of 2010 decreased $502.8 million from the $489.8 million provided in the first half of 2009. In the first half of 2010 there were higher investments in equipment on operating losses of $28.7 million and higher new loan originations of $266.4 million in the Financial Services segment compared to the prior year due to increased new truck demand. In addition, proceeds from asset disposals were $96.9 million lower in the first half of 2010 reflecting fewer used truck sales and net purchases of marketable securities were $87.5 million higher in the first half of 2010 compared to the prior year.

PACCAR Inc – Form 10-Q

The cash outflow from financing activities in the first half of 2010 of $674.3 million was $339.5 million lower than the first half of 2009. This was primarily due to lower repayments of long term debt of $638.3 million, partially offset by lower proceeds from long term debt of $313.9 million, reflecting lower funding required for a declining financial services asset portfolio.

Credit Lines and Other:

The Company has line of credit arrangements of $3.55 billion, of which, $3.34 billion was unused at the end of June 2010. Included in these arrangements are $3.0 billion of syndicated bank facilities. Of the $3.0 billion bank facilities, $1.0 billion matures in June 2011, $1.0 billion matures in June 2012 and $1.0 billion matures in June 2013. The Company intends to replace these credit facilities as they expire with facilities of similar amounts. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank lines for the six months ended June 30, 2010.

PACCAR Inc periodically files shelf registrations under the Securities Act of 1933. The total amount of medium-term notes outstanding for PACCAR Inc as of June 30, 2010 was $870.0 million. The current registration expires in 2011 and does not limit the principal amount of debt securities that may be issued during the period.

In November 2009, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of June 30, 2010 was $1,473.5 million. The registration expires in 2012 and does not limit the principal amount of debt securities that may be issued during the period.

At June 30, 2010, PACCAR’s European finance subsidiary, PACCAR Financial Europe, had €950 million available for issuance under a €1.5 billion medium-term note program registered with the London Stock Exchange. The program was renewed in the third quarter of 2009 and is renewable annually.

The Company believes its current investment grade credit ratings of A+/A1 will continue to provide it with access to capital markets at competitive interest rates and therefore assist the Company in maintaining its liquidity and financial stability.

The Company provides funding for working capital, capital expenditures, research and development, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Expenditures for property, plant and equipment in the first six months of 2010 totaled $47.8 million compared to $30.2 million in the first six months of 2009. Capital spending in 2010 is expected to be approximately $175 - $200 million compared to $127.7 million in 2009. Research and development spending is expected to be $225 - $250 million compared to $199.2 million in 2009. PACCAR’s 2010 capital and research and development spending will continue to focus on manufacturing efficiency improvements, engine development and new product programs.

Other information on liquidity and capital resources as presented in the 2009 Annual Report to Stockholders continues to be relevant.

PACCAR Inc – Form 10-Q

FORWARD-LOOKING STATEMENTS:

Certain information presented in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; changes in credit ratings or other changes that would affect financing cost; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs or litigation; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

PACCAR Inc – Form 10-Q

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the six months ended June 30, 2010. For additional information, refer to Item 7A as presented in the 2009 Annual Report on Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

For Items 1, 3, and 5, there was no reportable information for the six months ended June 30, 2010.

ITEM 1A.  RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2009 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the six months ended June 30, 2010.

(c) Issuer purchases of equity securities.

There were no repurchases of PACCAR’s common stock in the six months ended June 30, 2010. On October 29, 2007, the Board of Directors approved a plan to repurchase up to $300 million of PACCAR’s outstanding common stock. As of June 30, 2010, $292 million of shares have been repurchased under this plan. On July 8, 2008, PACCAR’s Board of Directors approved a new plan to repurchase up to an additional $300 million of the Company’s outstanding common stock. No repurchases have been made under this plan.

ITEM 6.    EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)
Date August 6, 2010	By	/s/ M.T. Barkley
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
001-11677).

(d)	Forms of Medium-Term Note, Series M (incorporated by reference to Exhibits 4.2 and 4.3 to PACCAR Financial Corp’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

(e)	Form of InterNotes (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

(f)	Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of PACCAR Inc.’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

PACCAR Inc – Form 10-Q

(g)	Forms of Medium-Term Note, Series A (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Inc’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

(h)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Euro Medium Term Note Programme of PACCAR Financial Europe B.V. and PACCAR Financial PLC. Incorporated by reference to Exhibit 4(f) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2009, File Number 001-14817).

(i)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)       Material Contracts:

(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan (incorporated by reference to Exhibit 10(a) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(b)	Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004. Incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the year ended December 31, 2005, File Number 001-14817).

(d)	Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Exhibit 10(d) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(e) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement For Non-Employee Directors (incorporated by reference as Exhibit 99.3 to Current Report on Form 8-K of PACCAR Inc dated December 10, 2007, File Number 001-14817).

(g)	Amendment to compensatory arrangement with non-employee directors (incorporated by reference to Exhibit (10)(h) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2005, File Number 001-14817).

(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (incorporated by reference to Appendix B of the 2006 Proxy Statement, dated March 14, 2006, File Number 001-14817).

(i)	PACCAR Inc Long Term Incentive Plan (incorporated by reference to Appendix A of the 2006 Proxy Statement, dated March 14, 2006, File Number 001-14817).

PACCAR Inc – Form 10-Q

(j)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K of PACCAR Inc dated January 20, 2005 and filed January 25, 2005, File Number 001-14817).

(k)	PACCAR Inc Long Term Incentive Plan, Amended Form of 2006 Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.2 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007, File Number 001-14817).

(l)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007, File Number 001-14817).

(m)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K dated February 26, 2010, File Number 001-14817).

(n)	PACCAR Inc Long Term Incentive Plan, Amended Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.3 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007, File Number 001-14817).

(o)	PACCAR Inc Long Term Incentive Plan, 2008 Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 to the Current Report on Form 8-K of PACCAR Inc dated February 5, 2008, File Number 001-14817).

(p)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective January 1, 2009 (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K dated February 26, 2010, File Number 001-14817).

(q)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities (incorporated by reference as Exhibit 10.1 of the Current Report on Form 8-K of PACCAR Inc filed May 16, 2007, File Number 001-14817).

(r)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities; (Incorporated by reference as Exhibit 10(o) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2008, File Number
001-14817).

(12)	Statements Re: Computation of Ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six month periods ended June 30, 2010 and 2009.

(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2004 -– 2009 (incorporated by reference as Exhibit 12(b) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended March 31, 2009, File Number 001-14817).

PACCAR Inc – Form 10-Q

(31)		Rule 13a-14(a)/15d-14(a) Certifications

	(a)	Certification of Principal Executive Officer.

	(b)	Certification of Principal Financial Officer.

(32)	Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

(101.INS)		XBRL Instance Document.

(101.SCH)		XBRL Taxonomy Extension Schema Document.

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document