Form 10-Q
period 2010-09-30
PACCAR INC
filed 2010-11-08
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Common Stock, $1 par value — 364,700,782 shares as of October 31, 2010

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
TRUCK AND OTHER:
Net sales and revenues	$2,304.2	$1,758.5	$6,513.3	$5,091.2

Cost of sales and revenues	2,019.2	1,646.5	5,741.9	4,700.4
Research and development	59.9	43.4	173.1	148.5
Selling, general and administrative	94.3	87.4	285.7	255.0
Curtailment gain		(18.3)		(66.0)
Interest and other expense, net	1.0	5.7	9.1	38.8
	2,174.4	1,764.7	6,209.8	5,076.7
Truck and Other Income (Loss) Before Income Taxes	129.8	(6.2)	303.5	14.5

FINANCIAL SERVICES:
Interest and fees	101.8	122.9	316.8	382.1
Operating lease, rental and other income	136.5	129.6	407.2	372.8
Revenues	238.3	252.5	724.0	754.9

Interest and other borrowing expenses	51.8	66.7	163.4	231.0
Depreciation and other	109.4	120.0	335.5	330.5
Selling, general and administrative	21.9	21.1	65.9	63.7
Provision for losses on receivables	13.7	26.6	55.6	80.7
	196.8	234.4	620.4	705.9
Financial Services Income Before Income Taxes	41.5	18.1	103.6	49.0

Investment income	5.5	4.9	14.3	17.8
Total Income Before Income Taxes	176.8	16.8	421.4	81.3

Income taxes	56.9	3.8	133.6	15.5
Net Income	$119.9	$13.0	$287.8	$65.8

Net Income Per Share:
Basic	$.33	$.04	$.79	$.18
Diluted	$.33	$.04	$.79	$.18

Weighted Average Common Shares Outstanding:
Basic	364.9	363.8	364.8	363.6
Diluted	366.1	365.0	365.9	364.6

Dividends declared per share	$.09	$.09	$.27	$.45

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions) ASSETS	September 30 2010		December 31 2009

TRUCK AND OTHER:	(Unaudited	)

Current Assets

Cash and cash equivalents	$2,017.0		$1,836.5

Trade and other receivables, net	642.1		554.7

Marketable debt securities	354.9		219.5

Inventories	512.8		632.1

Other current assets	214.9		224.3
Total Truck and Other Current Assets	3,741.7		3,467.1

Equipment on operating leases, net	514.3		503.8

Property, plant and equipment, net	1,677.2		1,757.7

Other noncurrent assets	342.8		409.1
Truck and Other Assets	6,276.0		6,137.7

FINANCIAL SERVICES:

Cash and cash equivalents	40.2		75.5

Finance and other receivables, net	5,907.7		6,497.7

Equipment on operating leases, net	1,463.0		1,513.2

Other assets	296.6		344.9
Total Financial Services Assets	7,707.5		8,431.3
	$13,983.5		$14,569.0

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions) LIABILITIES AND STOCKHOLDERS' EQUITY	September 30 2010		December 31 2009

TRUCK AND OTHER:	(Unaudited	)

Current Liabilities

Accounts payable, accrued expenses and other	$1,629.1		$1,490.0

Current portion of long-term debt	22.8
Total Truck and Other Current Liabilities	1,651.9		1,490.0

Long-term Liabilities

Long-term debt	150.0		172.3

Residual value guarantees and deferred revenues	542.3		547.2

Other liabilities	360.6		405.3
Truck and Other Liabilities	2,704.8		2,614.8

FINANCIAL SERVICES:

Accounts payable, accrued expenses and other	233.1		215.2

Commercial paper and bank loans	2,038.0		3,011.2

Term notes	3,031.1		2,889.3

Deferred taxes and other liabilities	660.5		734.8
Total Financial Services Liabilities	5,962.7		6,850.5

STOCKHOLDERS' EQUITY

Preferred stock, no par value - authorized 1.0 million shares, none issued

Common stock, $1 par value - authorized 1.2 billion shares; issued 364.6 million and 364.4 million shares	364.6		364.4

Additional paid-in capital	83.1		80.0

Treasury stock - at cost - 2009 .4 million shares			(17.4)

Retained earnings	4,829.9		4,640.5

Accumulated other comprehensive income	38.4		36.2
Total Stockholders' Equity	5,316.0		5,103.7
	$13,983.5		$14,569.0

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions)

Nine Months Ended September 30	2010	2009
OPERATING ACTIVITIES:
Net income	$287.8	$65.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	142.2	144.7
Equipment on operating leases and other	319.3	342.5
Provision for losses on financial services receivables	55.6	80.7
Curtailment gain		(66.0)
Other	(23.5)	(32.2)
Change in operating assets and liabilities:
Wholesale receivables on new trucks	75.5	495.0
Sales-type finance leases and dealer direct loans on new trucks	101.2	95.5
Pension contributions	(24.7)	(158.7)
Other	229.4	(103.3)
Net Cash Provided by Operating Activities	1,162.8	864.0

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(1,203.7)	(808.5)
Collections on retail loans and direct financing leases	1,605.5	1,649.7
Marketable securities purchases	(501.3)	(234.5)
Marketable securities sales and maturities	363.8	170.3
Acquisition of property, plant and equipment	(115.8)	(76.3)
Acquisition of equipment for operating leases	(478.4)	(536.2)
Proceeds from asset disposals	167.3	232.4
Other	5.8	(2.3)
Net Cash (Used In) Provided by Investing Activities	(156.8)	394.6

FINANCING ACTIVITIES:
Cash dividends paid	(98.3)	(199.4)
Stock compensation transactions	9.8	11.3
Net decrease in commercial paper and short-term bank loans	(874.3)	(522.4)
Proceeds from term debt	641.0	1,105.8
Payment of term debt	(539.5)	(1,899.1)
Net Cash Used in Financing Activities	(861.3)	(1,503.8)
Effect of exchange rate changes on cash	.5	89.2
Net Increase (Decrease) in Cash and Cash Equivalents	145.2	(156.0)
Cash and cash equivalents at beginning of period	1,912.0	1,955.2
Cash and cash equivalents at end of period	$2,057.2	$1,799.2

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Earnings per Share: Basic earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding, plus the effect of any participating securities. Diluted earnings per common share are computed assuming that all potentially dilutive securities are converted into common shares under the treasury stock method. The dilutive and anti-dilutive options are shown separately in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Additional shares	1,182,000	1,155,000	1,147,000	937,000
Antidilutive options	2,151,000	2,370,000	2,204,000	3,760,000

Reclassification: In the Company’s Condensed Consolidated Statement of Cash Flows the line items “Retail loans and direct financing leases originated” and “Collections on retail loans and direct financing leases” decreased by equally offsetting amounts of $802.1 for the nine months ended September 30, 2009 due to a misclassification of amounts reported in the prior period.

NOTE B - Investments in Marketable Securities

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest, dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method.

The Company’s investments in marketable securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income. The proceeds from sales of marketable securities for the nine months ended September 30, 2010 were $263.9. Gross realized gains were $.4 and $.7 for the nine months ended September 30, 2010 and 2009, respectively, with realized losses of .1 and $.1 for the nine months ended September 30, 2010 and 2009, respectively.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Marketable debt securities consisted of the following:

At September 30, 2010	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. government and agency securities	$ 2.9			$ 2.9
U.S. tax-exempt securities	286.0	$ 1.3	$ .1	287.2
U.S. corporate securities	32.5	.5		33.0
Non U.S. corporate securities	24.0	.1		24.1
Non U.S. government securities	3.5			3.5
Other debt securities	4.2			4.2
	$353.1	$ 1.9	$ .1	$354.9

At December 31, 2009	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. government and agency securities	$ 6.5			$ 6.5
U.S. tax-exempt securities	141.2	$ 1.3		142.5
U.S. corporate securities	22.0	.2	$ .1	22.1
Non U.S. corporate securities	22.0			22.0
Non U.S. government securities	12.2			12.2
Other debt securities	14.2			14.2
	$ 218.1	$ 1.5	$ .1	$219.5

The fair value of marketable debt securities that have been in an unrealized loss position for 12 months or greater at September 30, 2010 and at December 31, 2009 was nil and $27.4, respectively.

Contractual maturities at September 30, 2010 were as follows:

	AMORTIZED COST	FAIR VALUE
2010	$ 33.2	$ 33.2
2011 through 2015	291.2	293.0
After 2015	28.7	28.7
	$353.1	$354.9

Marketable debt securities included $30.2 and $11.6 of variable rate demand obligations (VRDOs) at September 30, 2010 and December 31, 2009, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE C - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the United States is determined principally by the last-in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	September 30 2010	December 31 2009

Finished products	$350.3	$312.5
Work in process and raw materials	320.2	487.5
	670.5	800.0
Less LIFO reserve	(157.7)	(167.9)
	$512.8	$632.1

Under the LIFO method of accounting (used for approximately 31% of September 30, 2010 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

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

Finance and other receivables include the following:

	September 30 2010	December 31 2009

Loans	$2,633.8	$ 2,875.2
Retail direct financing leases	2,016.0	2,260.0
Sales-type finance leases	676.2	764.9
Dealer wholesale financing	911.4	1,015.2
Interest and other receivables	120.2	109.6
Unearned interest: Finance leases	(299.0)	(359.6)
	6,058.6	6,665.3
Less allowance for losses:
Loans, leases and other	(143.7)	(157.1)
Dealer wholesale financing	(7.2)	(10.5)
	$5,907.7	$ 6,497.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE E - Product Support Liabilities

Product support liabilities include reserves related to product warranties, optional extended warranties and repair and maintenance (R&M) contracts. The Company generally offers one-year warranties covering most of its vehicles and related aftermarket parts. Specific terms and conditions vary depending on the product and the country of sale. Optional extended warranty and R&M contracts can be purchased for periods which generally range up to five years. Warranty expenses and reserves are estimated and recorded at the time products or contracts are sold based on historical data regarding the source, frequency and cost of claims, net of any recoveries. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Changes in warranty and R&M reserves are summarized as follows:

	2010	2009
Beginning balance, January 1	$386.4	$450.4
Cost accruals and revenue deferrals	152.9	121.7
Payments and revenue recognized	(168.6)	(190.1)
Currency translation	(11.6)	14.7
Ending balance, September 30	$359.1	$396.7

NOTE F - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net Income	$119.9	$13.0	$287.8	$65.8
Other comprehensive income (loss):
Currency translation gain (loss)	226.4	118.8	(28.5)	233.3
Derivative contracts increase	4.5	8.8	21.0	24.7
Marketable securities increase	.2	.2	.3	.6
Employee benefit plans amortization	(1.8)	.7	9.4	3.3
Net other comprehensive income	229.3	128.5	2.2	261.9
Comprehensive Income	$349.2	$141.5	$290.0	$327.7

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of related tax, was comprised of the following:

	September 30 2010	December 31 2009
Currency translation adjustment	$ 355.3	$ 383.8
Net unrealized loss on derivative contracts	(27.4)	(48.4)
Net unrealized investment gains	1.2	.9
Employee benefit plans	(290.7)	(300.1)
Total Accumulated Other Comprehensive Income	$ 38.4	$ 36.2

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Stock Compensation Plans

Stock-based compensation expense was $2.3 and $6.1 for the three and nine months ended September 30, 2010, respectively, and $2.1 and $7.5 for the three and nine months ended September 30, 2009, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $.6 and $2.8 for the three and nine months ended September 30, 2010, respectively, and $.4 and $2.5 for the three and nine months ended September 30, 2009, respectively, and have been classified as a financing cash flow.

The Company issued 598,138 additional common shares under deferred and stock compensation arrangements in the nine months ended September 30, 2010.

Other Capital Stock Changes

No share repurchases were completed during the nine months ended September 30, 2010. In April 2010, the Company retired 409,000 of its common shares held as treasury stock.

NOTE G - Income Taxes

The effective tax rate for the third quarter and first nine months of 2010 was 32.2% and 31.7%, respectively, compared to 22.6% and 19.1% for the third quarter and first nine months of 2009. The higher effective tax rates in 2010 reflect a lower percentage benefit from permanent differences such as tax exempt income and the R&D tax credit compared to 2009.

NOTE H - Segment Information

PACCAR operates in two principal segments, Truck and Financial Services.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net sales and revenues:
Truck	$2,374.1	$1,867.0	$6,705.1	$5,288.2
Less intersegment	(92.7)	(125.1)	(254.5)	(259.6)
External customers	2,281.4	1,741.9	6,450.6	5,028.6
All other	22.8	16.6	62.7	62.6
	2,304.2	1,758.5	6,513.3	5,091.2
Financial Services	238.3	252.5	724.0	754.9
	$2,542.5	$2,011.0	$7,237.3	$5,846.1

Income (loss) before income taxes:
Truck	$133.4	$(21.1)	$314.2	$(32.2)
All other	(3.6)	14.9	(10.7)	46.7
	129.8	(6.2)	303.5	14.5
Financial Services	41.5	18.1	103.6	49.0
Investment income	5.5	4.9	14.3	17.8
	$176.8	$16.8	$421.4	$81.3

Depreciation and amortization:
Truck	$69.5	$71.9	$206.9	$209.8
All other	2.2	2.4	6.7	7.1
	71.7	74.3	213.6	216.9
Financial Services	79.1	98.7	247.9	270.3
	$150.8	$173.0	$461.5	$487.2

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Included in All other is PACCAR’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense. All other income (loss) before income taxes included a one time benefit from discontinuing subsidies of post retirement medical costs for the majority of its U.S. employees of $18.3 in the third quarter of 2009 and $66.0 for the first nine months of 2009.

NOTE I - Derivative Financial Instruments

Derivative financial instruments are used to hedge exposures to fluctuations in interest rates and foreign currency exchange rates. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at September 30, 2010.

Interest-Rate Contracts: The Company enters into various interest-rate contracts, including interest-rate swaps and cross currency interest-rate swaps. Interest-rate swaps involve the exchange of fixed for floating rate or floating for fixed rate interest payments based on the contractual notional amounts in a single currency. Cross currency interest-rate swaps involve the exchange of notional amounts and interest payments in different currencies. The Company is exposed to interest rate and exchange rate risk caused by market volatility as a result of its borrowing activities. The objective of these contracts is to mitigate the fluctuations on earnings, cash flows and the fair value of borrowings. Net amounts paid or received are reflected as adjustments to interest expense.

At September 30, 2010, the notional amount of the Company’s interest-rate contracts was $2,961.6. Notional maturities for all interest-rate contracts are $339.6 for 2010, $1,139.2 for 2011, $713.0 for 2012, $388.3 for 2013, $256.1 for 2014 and $125.4 for 2015. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At September 30, 2010, the notional amount of the outstanding foreign-exchange contracts was $241.6. Foreign-exchange contracts mature within one year.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet locations and fair value of derivative financial instruments:

	September 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$ 9.7		$ 10.8
Deferred taxes and other liabilities		$ 102.2		$ 107.1
Foreign-exchange contracts:
Truck and Other:
Other current assets	3.1		.1
Accounts payable, accrued expenses and other				.2
Total	$ 12.8	$ 102.2	$ 10.9	$ 107.3

Economic hedges:
Interest-rate contracts:
Financial Services:
Other assets	$ 1.2		$ .4
Deferred taxes and other liabilities		$ 4.7		$ 9.0
Foreign-exchange contracts:
Truck and Other:
Other current assets	.4
Accounts payable, accrued expenses and other				.2
Financial Services:
Other assets	.8		.3
Deferred taxes and other liabilities				.1
Total	$ 2.4	$ 4.7	$ .7	$ 9.3

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

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was included in Interest and other borrowing expenses in the Financial Services segment as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Interest-rate swaps	$ (1.5)	$ (2.5)	$ (3.2)	$ (8.2)
Term notes	$ 1.4	$ 2.6	$ 3.2	$ 8.8

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective.

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to cost of sales or to financial services interest expense, consistent with the hedged transaction. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings. Ineffectiveness gains were $2.0 for the third quarter and first nine months of 2010 and were immaterial for the third quarter and first nine months of 2009.

The following table presents the pre-tax effects of derivative instruments recognized in earnings:

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
	Interest-rate	Foreign-exchange	Interest-rate	Foreign-exchange
	Contracts	Contracts	Contracts	Contracts
(Gain)/loss recognized in OCI:
Truck and Other		$ (4.3)		$ (1.8)
Financial Services	$ 40.2		$ 61.0
Total	$ 40.2	$ (4.3)	$ 61.0	$ (1.8)

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	Interest-rate	Foreign-exchange	Interest-rate	Foreign-exchange
	Contracts	Contracts	Contracts	Contracts
(Gain)/loss recognized in OCI:
Truck and Other		$ (.4)		$ (.3)
Financial Services	$ 19.4	(.1)	$ 55.8	.2
Total	$ 19.4	$ (.5)	$ 55.8	$ (.1)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following tables present the pre-tax effects of derivative instruments reclassified from other comprehensive income (OCI) into income:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Truck and Other:
Cost of sales		$ .6		$ 1.6
Interest and other expense, net		(1.1)		(.2)
Financial Services:
Interest and other borrowing expenses	$ 44.0		$ 88.7
Total	$ 44.0	$ (.5)	$ 88.7	$ 1.4

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Truck and Other:
Cost of sales		$ (.5)		$ (9.7)
Interest and other expense, net				(1.2)
Financial Services:
Interest and other borrowing expenses	$ 31.5		$ 95.0	(.1)
Total	$ 31.5	$ (.5)	$ 95.0	$ (11.0)

Of the $27.4 accumulated net loss on derivative contracts included in Accumulated other comprehensive income as of September 30, 2010, $34.2, net of taxes, is expected to be reclassified to interest expense or cost of sales in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The (income) or expense recognized in earnings related to economic hedges is as follows:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Truck and Other:
Cost of sales		$ .2		$ .3
Interest and other expense, net	$ 1.1	4.8	$ .2	6.6
Financial Services:
Interest and other borrowing expenses	.3	.1	(7.8)
Total	$ 1.4	$ 5.1	$ (7.6)	$ 6.9

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Truck and Other:
Cost of sales		$ (.1)		$ (14.4)
Interest and other expense, net	$ 1.5	(.6)	$ 4.5	16.5
Financial Services:
Interest and other borrowing expenses	.9	1.6	8.3	2.0
Total	$ 2.4	$ .9	$ 12.8	$ 4.1

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

Level 2 – Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

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

The fair value of U.S. government obligations is based on quoted prices in active markets. These are categorized as Level 1.

The fair value of non U.S. government bonds, municipal bonds, corporate bonds, asset-backed securities, commercial paper and term deposits is estimated using an industry standard valuation model, which is based on the income approach. The significant inputs into the valuation model include quoted interest rates, yield curves, credit rating of the security and other observable market information. These are categorized as Level 2.

Derivative Financial Instruments: The Company’s derivative contracts consist of interest-rate swaps, cross currency swaps and foreign currency exchange contracts.

These derivative contracts are over the counter and their fair value is determined using industry standard valuation models, which are based on the income approach. The significant inputs into the valuation models include market inputs such as interest rates, yield curves, currency exchange rates, credit default swap spreads and forward spot rates. These contracts are categorized as Level 2.

PACCAR’s financial assets and liabilities, subject to recurring fair value measurements, are either Level 1 or Level 2 as follows:

At September 30, 2010	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. government securities	$ 2.9		$ 2.9
U.S. tax-exempt securities		$ 287.2	287.2
U.S. corporate securities		33.0	33.0
Non U.S. corporate securities		24.1	24.1
Non U.S. government securities		3.5	3.5
Other debt securities		4.2	4.2
Total marketable debt securities	$ 2.9	$ 352.0	$ 354.9

Derivatives
Interest-rate swaps		$ 6.4	$ 6.4
Cross currency swaps		4.5	4.5
Foreign-exchange contracts		4.3	4.3
Total derivative assets		$ 15.2	$ 15.2

Liabilities:
Derivatives
Interest-rate swaps		$ 53.5	$ 53.5
Cross currency swaps		53.4	53.4
Total derivatives liabilities		$ 106.9	$ 106.9

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2009	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. government securities	$ 6.5		$ 6.5
U.S. tax-exempt securities		$ 142.5	142.5
U.S. corporate securities		22.1	22.1
Non U.S. corporate securities		22.0	22.0
Non U.S. government securities		12.2	12.2
Other debt securities		14.2	14.2
Total marketable debt securities	$ 6.5	$ 213.0	$ 219.5

Derivatives
Interest-rate swaps		$ 5.3	$ 5.3
Cross currency swaps		5.9	5.9
Foreign-exchange contracts		.4	.4
Total derivative assets		$ 11.6	$ 11.6

Liabilities:
Derivatives
Interest-rate swaps		$ 82.2	$ 82.2
Cross currency swaps		33.9	33.9
Foreign-exchange contracts		.5	.5
Total derivative liabilities		$ 116.6	$ 116.6

Other assets that are measured at fair value on a nonrecurring basis are as follows:

	September 30 2010	December 31 2009
	LEVEL 2	LEVEL 2
Used trucks held for sale:
Truck and Other	$ 19.4	$ 28.1
Financial Services	51.7	124.7
Total used trucks held for sale	$ 71.1	$ 152.8

The carrying amount of used trucks held for sale is written-down when appropriate to reflect their fair value. The Company determines the fair value of used trucks from a matrix pricing model, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units, the condition of the vehicles and the number of similar units to be sold.

Used truck recoveries during the three months ended September 30, 2010 were $3.2 and used truck write downs during the nine months ended September 30, 2010 were $7.0. Of the $7.0 year-to-date write downs, $1.6 was recorded as cost of sales in the truck segment and $5.4 was recorded in the financial services segment (Depreciation and other of $7.2 and a recovery to provision for losses on receivables of $1.8).

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

Financial Services Net Receivable: For floating-rate loans, wholesale financing and interest and other receivables, fair values approximate carrying values. For fixed-rate loans that are not impaired, fair values are estimated using discounted cash flow analysis based on current rates for comparable loans. Finance lease receivables and the related loss provisions have been excluded from the accompanying table.

Debt: The carrying amounts of financial services commercial paper, variable-rate bank loans and variable-rate term notes approximate fair value. For fixed-rate debt, fair values are estimated using discounted cash flow analysis based on current rates for comparable debt.

The carrying amount and fair value of fixed-rate loans and fixed-rate debt at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Financial Services fixed-rate loans	$ 2,316.5	$ 2,362.4	$ 2,491.1	$ 2,539.0

Liabilities:
Truck and Other fixed-rate debt	$ 172.8	$ 197.5	$ 172.3	$ 192.4
Financial Services fixed-rate debt	$ 1,886.7	$ 1,988.9	$ 1,645.4	$ 1,746.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE K - Employee Benefit Plans

PACCAR has several defined benefit pension plans, which cover a majority of its employees.

The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Service cost	$9.3	$9.1	$27.8	$27.1
Interest on projected benefit obligation	19.0	18.0	57.0	53.1
Expected return on assets	(24.4)	(24.0)	(73.0)	(69.1)
Amortization of prior service costs	.4	.6	1.3	1.6
Recognized actuarial loss	3.7	2.4	10.9	7.2
Recognized settlement gain		(.1)		(.3)
Curtailment cost				1.9
Net pension expense	$8.0	$6.0	$24.0	$21.5

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Components of Retiree Expense:
Service cost	$.2		$.2
Interest cost	.1	$(.4)	.3	$.4
Recognized actuarial gain
Recognized prior service costs
Recognized net initial obligation
Curtailment gain		(18.3)		(66.0)
Net retiree expense (income)	$.3	$(18.7)	$.5	$(65.6)

During the first nine months of 2010, the Company contributed $24.7 to its pension plans.

NOTE L - Severance Costs

During the first nine months of 2010, the Company did not incur any severance expense and did not have any amounts accrued for future severance payments at September 30, 2010.

During the three and nine months ended September 30, 2009, the Company incurred severance costs of $7.5 and $27.6 in the truck segment and nil and $.3 in the financial services segment, respectively. The costs incurred in 2009, primarily in Europe, were the result of work force adjustments reflecting low truck demand.

PACCAR Inc – Form 10-Q

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net sales and revenues:
Truck and Other	$2,304.2	$1,758.5	$6,513.3	$5,091.2
Financial Services	238.3	252.5	724.0	754.9
	$2,542.5	$2,011.0	$7,237.3	$5,846.1

Income (loss) before taxes:
Truck and Other	$129.8	$(6.2)	$303.5	$14.5
Financial Services	41.5	18.1	103.6	49.0
Investment Income	5.5	4.9	14.3	17.8
Income taxes	(56.9)	(3.8)	(133.6)	(15.5)
Net Income	$119.9	$13.0	$287.8	$65.8
Diluted Earnings Per Share	$.33	$.04	$.79	$.18

Overview:

PACCAR is a global technology company whose principal businesses include the design, manufacture and distribution of high-quality, light, medium and heavy duty commercial trucks and related aftermarket parts and the financing and leasing of its trucks and related equipment. The Company also manufactures and markets industrial winches. The Company manages its business in two operating segments, Trucks and Financial Services. The following provides an overview of the Company’s consolidated business, followed by an analysis of the two operating segments. Where possible, the Company has quantified the factors identified in the following discussion and analysis. In cases where it is not possible to quantify the impact of factors, the Company lists them in the estimated order of importance. Factors for which the Company is unable to specifically quantify the impact include market demand, fuel prices, freight tonnage and economic conditions affecting the Company’s results of operations.

PACCAR recorded higher sales and net income in the third quarter and first nine months of 2010 compared to the prior year. Third quarter 2010 net sales and revenues were $2.54 billion compared to $2.01 billion in the third quarter of 2009. Third quarter 2010 net income was $119.9 million ($.33 per diluted share) compared to the $13.0 million ($.04 per diluted share) earned in the third quarter of 2009. Through the first nine months of 2010, total net sales and revenues were $7.24 billion and $5.85 billion in the first nine months of 2009. Net income in the first nine months of 2010 was $287.8 million ($.79 per diluted share) compared to $65.8 million ($.18 per diluted share) earned in the prior year period.

Stronger foreign currencies (primarily the Australian and Canadian dollar) increased 2010 total net sales and revenues by $65.8 million and income before income taxes by $15.7 million in the first nine months compared to the first nine months of 2009. In the third quarter of 2010, weaker foreign currencies (primarily the euro) decreased total net sales and revenues by $58.4 million compared to the third quarter of 2009 and had minimal effect on income before income taxes as the weaker euro and British pound were offset by stronger Australian and Canadian dollars.

Net sales and revenues for the Truck and Other businesses were $2.30 billion in the third quarter of 2010 compared to $1.76 billion in the third quarter of 2009. The increase in sales for the quarter is primarily due to higher truck deliveries ($339 million), higher average truck sales prices ($193 million) and higher parts sales ($87 million), partially offset by lower currency translation ($54 million).

PACCAR Inc – Form 10-Q

For the first nine months of 2010, Truck and Other businesses net sales and revenues were $6.51 billion compared to $5.09 billion in the first nine months of 2009. The increase in sales for the first nine months is primarily due to higher truck deliveries ($883 million), higher average truck sales prices ($294 million), higher parts sales ($204 million) and currency translation ($59 million). Trucks delivered increased from higher customer demand in all markets. Average sales price increased due to higher market demand and higher content from EPA 2010 emissions vehicles in the U.S. and Canada. Parts sales increased due to higher demand for parts in all of the Company’s primary markets.

Truck and Other Cost of sales and revenues were $2.02 billion in the third quarter of 2010 compared to $1.65 billion in the third quarter of 2009. Cost of sales and revenues for the quarter increased primarily due to a higher volume of truck deliveries ($326 million), a higher average cost per truck ($64 million) and a higher volume of parts sold ($45 million), partially offset by lower currency translation ($49 million). Cost of sales and revenues were $5.74 billion in the first nine months of 2010 compared to $4.70 billion in the first nine months of 2009. Cost of sales and revenues for the nine months increased primarily due to higher truck deliveries ($821 million), a higher average cost per truck ($81 million), higher parts sales volume ($124 million) and currency translation ($48 million). The increase in average cost per truck is primarily due to the higher content of EPA 2010 emission vehicles in the U.S. and Canada.

Research and development (R&D) expenditures increased to $59.9 million in the third quarter of 2010 from $43.4 million in the third quarter of 2009 and to $173.1 million for the first nine months of 2010 compared to $148.5 million in the first nine months of 2009. The higher spending reflects increased new product development activities, primarily new cab products in North America and Europe.

Selling, general and administrative (SG&A) expense for Truck and Other in the third quarter of 2010 was $94.3 million compared to $87.4 million in the third quarter of 2009. The higher spending is primarily due to higher salaries and related expenses ($5.5 million). Year-to-date, SG&A expense was $285.7 million and $255.0 million in the first nine months of 2009. The higher spending is primarily due to higher sales and marketing activities ($5.2 million) and higher salaries and related expenses ($10.5 million). As a percentage of sales, SG&A decreased in the third quarter to 4.1% in 2010 from 5.0% in 2009 and decreased to 4.4% in the first nine months of 2010 from 5.0% in the first nine months of 2009.

Financial Services segment revenues for the third quarter of 2010 decreased to $238.3 million from $252.5 million in the third quarter of 2009. Revenues were $724.0 million in the first nine months of 2010, compared to $754.9 million in the first nine months of 2009. The decrease in revenues in both the third quarter and first nine months of 2010 primarily resulted from lower average earning loan and finance leases and dealer wholesale financing assets in all markets ($19.3 million for the three months ended September 30, 2010 and $66.9 million for the first nine months of 2010), partially offset by higher equipment on operating lease assets and rental utilization ($6.9 for the three months ended September 30, 2010 and $34.4 for the first nine months of 2010).

In the third quarter of 2010, Financial Services income before income taxes increased by $23.4 million to $41.5 million from the $18.1 million earned in the third quarter of 2009. Income before income taxes in the first nine months of 2010 was $103.6 million, an increase of $54.6 million compared to $49.0 million in the first nine months of 2009. The higher pre-tax income in both periods was primarily due to higher combined finance and lease margin ($11.3 million for the third quarter and $31.7 million year-to-date) and a lower provision for losses on receivables ($12.9 million for the third quarter and $25.1 million year-to-date).

Finance margin (Interest and fees less Interest and other borrowing expenses) for the third quarter of 2010 decreased $6.2 million as the net effects of lower average finance receivables and debt ($8.4 million) more than offset the benefits of lower interest rates and economic hedges ($2.2 million). Lease margin (Operating lease, rental and other income less Depreciation and other) increased $17.5 million in the third quarter of 2010 mainly from lower operating lease impairments and reduced losses on used trucks ($17.7 million). The provision for losses on receivables for the third quarter of 2010 declined $12.9 million primarily from improvements in portfolio quality as well as a decline in the receivable balances.

PACCAR Inc – Form 10-Q

Finance margin for the first nine months of 2010 increased $2.3 million primarily due to lower costs of economic hedges and borrowing rates ($41.1 million) that more than offset the net effects of lower average finance receivables and debt of $38.8 million. Lease margin increased $29.4 million in the first nine months of 2010 primarily from lower operating lease impairments and reduced losses on used trucks ($24.6 million) and higher average operating lease assets ($4.8 million). The provision for losses on receivables for the first nine months of 2010 declined $25.1 million mainly from improvements in portfolio quality reflected by a decrease in past-due accounts to 3.8% in September 2010 compared to 4.4% in September 2009 as well as a decline in the receivable balances.

Investment income increased slightly to $5.5 million in the third quarter of 2010 compared to $4.9 million in the third quarter of 2009, mainly due to higher average invested balances. Investment income declined to $14.3 million for the first nine months of 2010 compared to $17.8 million for the first nine months of 2009, primarily from lower market interest rates.

The effective tax rate for the third quarter and first nine months of 2010 was 32.2% and 31.7%, respectively, compared to 22.6% and 19.1% for the third quarter and first nine months of 2009. The higher tax rates in 2010 reflect a lower percentage benefit from permanent differences such as tax exempt income and the R&D tax credit compared to 2009.

The Company’s return on revenues was 4.7% and .6% for the third quarter of 2010 and 2009, respectively, and was 4.0% and 1.1% for the first nine months of 2010 and 2009, respectively.

Truck

PACCAR’s truck segment, which includes the manufacture and distribution of trucks and related aftermarket parts, accounted for 90% of revenues in the third quarter and 89% in the first nine months of 2010 compared to 87% in the third quarter and 86% in first nine months of 2009. In North America, trucks are sold under the Kenworth and Peterbilt nameplates and, in Europe, under the DAF nameplate.

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	% change	2010	2009	% change
Truck net sales and revenues:
U.S. and Canada	$1,163.1	$903.6	29	$3,241.4	$2,542.4	27
Europe	703.1	572.4	23	2,125.6	1,848.9	15
Mexico, Australia and Other	415.2	265.9	56	1,083.6	637.3	70
	$2,281.4	$1,741.9	31	$6,450.6	$5,028.6	28
Truck income (loss) before taxes	$133.4	$(21.1)	*	$314.2	$(32.2)	*

* percentage not meaningful

The Company’s new truck deliveries are summarized below:

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	% change	2010	2009	% change
U.S. and Canada	9,250	8,559	8	26,124	22,852	14
Europe	7,306	4,751	54	20,409	16,445	24
Mexico, Australia and Other	2,982	1,991	50	8,057	4,402	83
Total units	19,538	15,301	28	54,590	43,699	25

PACCAR Inc – Form 10-Q

2010 Compared to 2009:

PACCAR’s worldwide truck sales and revenues were $2.28 billion in the third quarter of 2010 compared to $1.74 billion in the third quarter of 2009. In the first nine months of 2010, PACCAR’s worldwide truck sales and revenues were $6.45 billion compared to the $5.03 billion in the first nine months of 2009. The increases in both periods were due to a higher number of trucks delivered (28% in the third quarter and 25% year-to-date) and higher demand for the Company’s aftermarket parts (up 16% in the third quarter and 15% year-to-date) as improvement in worldwide economic conditions increased demand for truck transportation.

2010 truck sales and revenues in the U.S. and Canada during the third quarter of $1.16 billion and $3.24 billion in the first nine months increased from $.90 billion and $2.54 billion in the comparable periods in 2009. For the third quarter and year-to-date, the increase was primarily due to higher new truck deliveries ($53 million for the third quarter and $260 million year-to-date), higher average selling prices on new trucks sold ($147 million for the third quarter and $251 million year-to-date) and higher aftermarket parts sales ($58 million for the third quarter and $132 million year-to-date). Year-to-date, the increased truck deliveries reflect an increase in the size of the truck market (90,500 units in the first nine months of 2010 compared to 75,600 units in the first nine months of 2009).

2010 truck sales and revenues in Europe during the third quarter of $.70 billion and $2.13 billion in the first nine months of 2010 increased compared to the $.57 billion and $1.85 billion in the comparable periods in 2009. For the third quarter and year-to-date, the increase was primarily due to higher new truck deliveries ($170 million for the third quarter and $306 million year-to-date). For both the quarter and year-to-date, these increases were partially offset by currency translation decreases of $75 million. Year-to-date, the increased new truck deliveries resulted from higher 15 tonne and above truck market share (15.8% in the first nine months of 2010 compared to 14.9% in the first nine months of 2009) on a comparable market size. The 15 tonne and above truck market in Western and Central Europe was approximately 130,000 units in both periods.

2010 truck sales and revenues in Mexico, Australia and export markets during the third quarter of $.42 billion and $1.08 billion in the first nine months of 2010 increased compared to $.27 billion and $.64 billion in the comparable periods in 2009. For the third quarter and year-to-date, the increase was primarily due to higher new truck deliveries ($99 million for the third quarter and $384 million year-to-date) from increased market demand as well as currency translation increases of $11 million and $69 million, respectively.

Truck segment income before income taxes increased to $133.4 million in the third quarter of 2010 from a loss of $21.1 million in the third quarter of 2009 and increased to $314.2 million in the first nine months of 2010 from a loss of $32.2 million in the first nine months of 2009. The increase was due to higher truck unit sales (as noted above) and margins ($136.3 million for the third quarter and $302.6 million year-to-date) from improvements in all markets and higher aftermarket parts margins ($34.7 million for the third quarter and $77.4 million year-to-date), partially offset by increases in R&D and SG&A expenses.

Net sales and revenues and gross margins for truck units and aftermarket parts are provided below. The aftermarket parts gross margin includes direct revenues and costs, but excludes certain truck segment costs.

PACCAR Inc – Form 10-Q

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	% change	2010	2009	% change
Net sales and revenues:
Trucks	$1,727.6	$1,264.3	37	$4,853.1	$3,635.6	33
Aftermarket parts	553.8	477.6	16	1,597.5	1,393.0	15
	$2,281.4	$1,741.9	31	$6,450.6	$5,028.6	28
Gross Margin:
Trucks	$93.1	$(43.2)	*	$220.3	$(82.3)	*
Aftermarket parts	188.1	153.4	23	540.3	462.9	17
	$281.2	$110.2	155	$760.6	$380.6	100
* percentage not meaningful
Gross Margin %:
Trucks	5.4%	(3.4)%		4.5%	(2.3)%
Aftermarket parts	34.0%	32.1%		33.8%	33.2%
Truck segment	12.3%	6.3%		11.8%	7.6%

Total truck segment gross margins for the third quarter and first nine months of 2010 increased from the comparable periods in 2009. Gross margins on trucks increased to 5.4% and 4.5% for the three and nine month periods primarily due to higher price realization from stronger truck demand and from better absorption of fixed factory overhead costs on higher truck sales volume. For the third quarter of 2010, aftermarket parts gross margins increased to 34.0% from 32.1% due to price increases in all markets.

Truck Outlook

Heavy duty truck industry sales in the U.S. and Canada are expected to be in the range of 120,000–130,000 units, up 10% to 20% from 2009, reflecting increased freight movement and an aging truck fleet. Industry retail sales in the U.S. and Canada in 2011 are expected to increase to 160,000–180,000 units due to the historically high fleet age, general economic growth and the gradual market adjustment to higher priced vehicles resulting from the EPA 2010 emissions change. In Europe, the 2010 annual market size of above 15-tonne vehicles is expected to be in the range of 160,000–170,000 units, in line with 2009. In 2011, the annual market size of above 15-tonne vehicles is expected to increase to 200,000–220,000 units in Europe. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

PACCAR Inc – Form 10-Q

Financial Services

The PACCAR Financial Services (PFS) segment, which includes wholly-owned subsidiaries in the U.S., Canada, Mexico, Europe and Australia, derives its earnings primarily from financing and leasing PACCAR products.

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	% change	2010	2009	% change
New loan and lease volume:
U.S. and Canada	$373.5	$347.8	7	$911.3	$684.7	33
Europe	137.6	118.5	16	394.1	316.1	25
Mexico and Australia	101.4	81.2	25	315.8	218.4	45
	$612.5	$547.5	12	$1,621.2	$1,219.2	33
New loan and lease volume by product:
Loans and finance leases	$504.6	$376.1	34	$1,293.7	$887.1	46
Equipment on operating lease	107.9	171.4	(37)	327.5	332.1	(1)
	$612.5	$547.5	12	$1,621.2	$1,219.2	33
Average earning assets:
U.S. and Canada	$4,223.8	$4,613.7	(8)	$4,365.2	$4,847.8	(10)
Europe	1,810.7	2,488.0	(27)	1,936.2	2,579.6	(25)
Mexico and Australia	1,290.5	1,319.5	(2)	1,282.8	1,324.5	(3)
	$7,325.0	$8,421.2	(13)	$7,584.2	$8,751.9	(13)
Average earning assets by product:
Loans and finance leases	$4,972.0	$5,759.3	(14)	$5,149.1	$6,044.8	(15)
Dealer wholesale financing	828.9	1,141.8	(27)	887.0	1,266.2	(30)
Equipment on operating lease	1,524.1	1,520.1		1,548.1	1,440.9	7
	$7,325.0	$8,421.2	(13)	$7,584.2	$8,751.9	(13)
Revenue:
U.S. and Canada	$121.3	$127.4	(5)	$370.8	$374.8	(1)
Europe	68.9	77.7	(11)	210.6	237.9	(11)
Mexico and Australia	48.1	47.4	1	142.6	142.2
	$238.3	$252.5	(6)	$724.0	$754.9	(4)
Revenue by product:
Loans and finance leases	$93.8	$111.0	(15)	$290.7	$340.6	(15)
Dealer wholesale financing	8.0	11.9	(33)	26.1	41.5	(37)
Equipment on operating lease and other	136.5	129.6	5	407.2	372.8	9
	$238.3	$252.5	(6)	$724.0	$754.9	(4)
Income before taxes	$41.5	$18.1	129	$103.6	$49.0	111

2010 Compared to 2009:

New Loan and Lease Volume

In the third quarter and first nine months of 2010, new loan and lease volume increased compared to the prior year primarily due to higher retail truck sales.

PACCAR Inc – Form 10-Q

Revenues

PFS revenues of $238.3 million in the third quarter of 2010 and $724.0 million in the first nine months of 2010 declined from the comparable periods in the prior year. The lower revenues were from a decline in interest and fee income, partially offset by higher operating lease, rental and other income.

Interest and fees in the third quarter and first nine months of 2010 are summarized as follows:

	Three Months Ended September 30	Nine Months Ended September 30
Interest and fees - 2009	$ 122.9	$ 382.1
Lower average asset balances	(19.3)	(66.9)
(Decrease)/Increase in yield	(1.8)	1.6
Interest and fees - 2010	$ 101.8	$ 316.8

The decline in loan and finance lease average earning assets was mainly due to a reduction in retail loan and finance lease assets in North America and Europe ($13.1 million in the third quarter and $45.3 million year-to-date) as portfolio collections exceeded new loan and lease volume and a decline in dealer wholesale financing in Europe ($3.8 million in the third quarter and $12.3 million year-to-date) from lower dealer inventory levels.

Included in Operating lease, rental and other income are the following:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Operating lease revenues	$ 124.6	$ 117.3
Used truck sales and other	11.9	12.3
Operating lease, rental and other income	$ 136.5	$ 129.6

Operating lease, rental and other income in the third quarter of 2010 increased $6.9 million primarily from higher rental utilization.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Operating lease revenues	$ 371.3	$ 346.1
Used truck sales and other	35.9	26.7
Operating lease, rental and other income	$ 407.2	$ 372.8

Operating lease, rental and other income in the first nine months of 2010 increased $34.4 million from higher average operating lease assets ($25.2 million) and higher sales of trucks ($12.2 million) partially offset by lower insurance premiums ($1.6 million).

Expenses

Interest and other borrowing expenses decreased in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 due to lower average debt balances and lower borrowing rates as summarized below:

	Three Months Ended September 30	Nine Months Ended September 30
Interest and other borrowing expenses - 2009	$ 66.7	$ 231.0
Lower average debt balances	(10.9)	(28.1)
Lower borrowing rates	(1.4)	(19.8)
Lower expense from economic hedges	(2.6)	(19.7)
Interest and other borrowing expenses - 2010	$ 51.8	$ 163.4

PACCAR Inc – Form 10-Q

Average debt balances decreased due to the lower level of funding needed for a smaller financial services portfolio (down 13% in the third quarter and year-to-date). Borrowing rates were lower primarily due to lower expenses from economic hedges as well as a decline in market interest rates.

Included in Depreciation and other expenses are the following:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Depreciation on operating lease	$ 77.0	$ 88.5
Vehicle operating expenses	22.6	21.7
Cost of used truck sales and other	9.8	9.8
Depreciation and other	$ 109.4	$ 120.0

Depreciation on operating leases declined $11.5 million in the third quarter of 2010 from lower operating lease impairments and losses from used trucks returned from operating leases ($17.7 million), partially offset by higher depreciation on higher average operating lease assets ($6.2 million).

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Depreciation on operating lease	$ 239.1	$ 248.6
Vehicle operating expenses	66.2	64.4
Cost of used truck sales and other	30.2	17.5
Depreciation and other	$ 335.5	$ 330.5

Depreciation on operating leases decreased $9.5 million the first nine months of 2010 as lower operating lease impairments and losses from used trucks returned from operating leases ($24.6 million) more than offset higher depreciation on higher average operating lease assets ($15.1 million). In addition, cost of used truck sales and other increased $12.7 million primarily due to higher sales of units received on trade-in.

Selling, general and administrative (SG&A) expense of $21.9 million in the third quarter of 2010 and $65.9 million for the first nine months of 2010 was comparable to the corresponding periods in the prior year due to continued cost controls.

The provision for losses on receivables includes changes to the allowance for losses on receivables related to both amounts charged-off and overall changes related to asset size and quality. For the third quarter and first nine months of 2010 and 2009, the provision for losses on receivables is summarized as follows:

PACCAR Inc – Form 10-Q

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Net Charge- offs	Increase (decrease) in allowance	Provision for losses on receivables	Net Charge- offs	Increase (decrease) in allowance	Provision for losses on receivables
U.S. and Canada	$13.3	$(8.7)	$4.6	$32.7	$(12.5)	$20.2
Europe	3.3	.6	3.9	23.7	(3.3)	20.4
Mexico and Australia	6.7	(1.5)	5.2	15.0		15.0
	$23.3	$(9.6)	$13.7	$71.4	$(15.8)	$55.6

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Net Charge- offs	Increase (decrease) in allowance	Provision for losses on receivables	Net Charge- offs	Increase (decrease) in allowance	Provision for losses on receivables
U.S. and Canada	$17.0	$(1.8)	$15.2	$49.5	$(9.9)	$39.6
Europe	10.2	(3.4)	6.8	32.8	(.4)	32.4
Mexico and Australia	4.7	(.1)	4.6	10.6	(1.9)	8.7
	$31.9	$(5.3)	$26.6	$92.9	$(12.2)	$80.7

The provision for losses on receivables for the third quarter and first nine months of 2010 declined $12.9 million and $25.1 million, respectively, compared to 2009 primarily from improvements in portfolio quality as well as a decline in the receivable balances. Past-due percentages are noted below.

	September 30 2010	September 30 2009	December 31 2009

Percentage of retail loan and lease accounts
30+ days past due:
U.S. and Canada	2.3%	2.4%	1.8%
Europe	4.6%	4.8%	4.4%
Mexico and Australia	7.1%	10.2%	9.5%
Total	3.8%	4.4%	3.8%

Worldwide PFS accounts 30+ days past-due at September 30, 2010 decreased to 3.8% of portfolio balances from 4.4% at September 30, 2009 from a lower past-due percentage in all markets, reflecting an increase in freight tonnage and truck utilization. The higher freight tonnage has contributed to an increase in freight sales and freight rates for the Company’s customers and led to improvement in customers’ profits and the ability to make cash payments to the Company.

Worldwide PFS accounts 30+ days past-due at September 30, 2010 of 3.8% remained the same as December 31, 2009, primarily due to increases in the U.S. and Canada and Europe, offset by a decrease in Mexico and Australia. Included in the U.S. and Canada past-due percentage of 2.3% is 1.1% from one large customer. Included in the Europe past-due percentage of 4.6% is 1.3% from one large customer. At September 30, 2010, the Company has $21.0 million of specific loss reserves for these and other accounts considered to have a high risk of loss. The Company continues to focus on reducing past-due balances. Improving, but uneven general economic conditions will likely result in past-due balances similar to current levels for the remainder of 2010.

PACCAR Inc – Form 10-Q

Financial Services Outlook

Earning assets in the fourth quarter of 2010 are expected to be comparable to current levels. Existing economic conditions will continue to exert pressure on the profit margins of truck operators and challenge some customers’ ability to make timely payments to the Company. If economic conditions continue to modestly improve, it may lead to lower levels of past-due accounts, truck repossessions and voluntary truck returns. Earning assets in 2011 are projected to moderately increase from higher truck sales as discussed in the Truck Outlook. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

Other Business

Included in Truck and Other is the Company’s winch manufacturing business. Sales from this business represent approximately 1% of net sales for 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES:

	September 30 2010	December 31 2009
Cash and cash equivalents	$ 2,057.2	$ 1,912.0
Marketable debt securities	354.9	219.5
	$ 2,412.1	$ 2,131.5

The Company’s total cash and marketable debt securities at September 30, 2010 increased $280.6 million in 2010 to $2,412.1 million. The Company’s total cash and cash equivalents increased $145.2 million for the nine months ended September 30, 2010 to $2,057.2 million. This was the result of $1,162.8 million of cash provided by operating activities, offset by $156.8 million of cash used in investing activities and $861.3 million of cash used in financing activities as summarized below:

Nine Months Ended September 30	2010	2009
Operating activities:
Net Income	$287.8	$65.8
Net income items not affecting cash	493.6	469.7
Changes in operating assets and liabilities	381.4	328.5
Net cash provided by operating activities	1,162.8	864.0
Net cash (used)/provided by investing activities	(156.8)	394.6
Net cash used in financing activities	(861.3)	(1,503.8)
Effect of exchange rate changes on cash	.5	89.2
Net increase (decrease) in cash and cash equivalents	145.2	(156.0)
Cash and cash equivalents at beginning of the period	1,912.0	1,955.2
Cash and cash equivalents at end of the period	$2,057.2	$1,799.2

Cash provided by operations increased to $1,162.8 million in the first nine months of 2010 compared to $864.0 million in the same period of 2009, primarily due to higher net income of $222.0 million and lower pension contributions of $134.0 million. Also included in the increase in cash provided by operating activities was an increase in purchases of goods and services included in accounts payable and accrued expenses greater than payments in 2010 compared to a decrease in 2009 in accounts payable and accrued expenses as purchases of goods and services were lower than payments ($406.0 million). This was partially offset by a lower amount of cash provided from the decline in wholesale receivables in 2010 compared to 2009 ($419.5 million).

Cash used in investing activities of $156.8 million in the first nine months of 2010 decreased $551.4 million from the $394.6 million provided in the first nine months of 2009. In the first nine months of 2010, there were higher new loan and lease originations of $395.2 million in the Financial Services segment compared to the prior year due to increased new truck demand. In addition, proceeds from asset

PACCAR Inc – Form 10-Q

disposals were $65.1 million lower in the first nine months of 2010, reflecting fewer used truck sales, and net purchases of marketable securities were $73.3 million higher in the first nine months of 2010 compared to the prior year.

The cash outflow from financing activities in the first nine months of 2010 of $861.3 million was $642.5 million lower than the first nine months of 2009. This was primarily due to lower repayments of long term debt of $1,359.6 million, partially offset by lower proceeds from term debt of $464.8 million and larger net repayments of commercial paper and bank loans of $351.9 million, reflecting lower funding required for a declining financial services asset portfolio.

Credit Lines and Other

The Company has line of credit arrangements of $3.59 billion, of which, $3.35 billion was unused at the end of September 2010. Included in these arrangements are $3.0 billion of syndicated bank facilities. Of the $3.0 billion bank facilities, $1.0 billion matures in June 2011, $1.0 billion matures in June 2012 and $1.0 billion matures in June 2013. The Company intends to replace these credit facilities as they expire with facilities of similar amounts. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank lines for the nine months ending September 30, 2010.

The Company issues commercial paper for a portion of its funding in its Financial Services segment. Some of this commercial paper is converted to fixed interest rate debt through the use of interest rate swaps, which are used to manage interest rate risk. In the event of future disruption in the financial markets, the Company may not be able to issue replacement commercial paper. As a result, the Company is exposed to liquidity risk from the shorter maturity of short-term borrowings paid to lenders compared to the longer timing of receivable collections from customers. The Company believes its cash balances and investments, syndicated bank lines and current investment-grade credit ratings of A+/A1 will continue to provide it with sufficient resources and access to capital markets at competitive interest rates and therefore contribute to the Company maintaining its liquidity and financial stability. A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

PACCAR Inc periodically files shelf registrations under the Securities Act of 1933. The total amount of medium-term notes outstanding for PACCAR Inc as of September 30, 2010 was $870.0 million. The current registration expires in 2011 and does not limit the principal amount of debt securities that may be issued during the period.

In November 2009, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of September 30, 2010 was $1,473.5 million. The registration expires in 2012 and does not limit the principal amount of debt securities that may be issued during the period.

The Company’s European finance subsidiary, PACCAR Financial Europe (PFE), had €550 million of medium-term notes outstanding as of September 30, 2010. PFE’s medium-term note program expired in August 2010 and PFE intends to renew the program in the fourth quarter of 2010.

The Company provides funding for working capital, capital expenditures, research and development, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Expenditures for property, plant and equipment in the first nine months of 2010 totaled $115.8 million compared to $76.3 million in the first nine months of 2009. Capital spending in 2010 is expected to be approximately $175 - $200 million compared to $127.7 million in 2009. Capital spending in 2011 is expected to be approximately $400 - $500 million. Research and development spending in 2010 is expected to be $230 - $240 million compared to $199.2 million in 2009. Research and development spending in 2011 is expected to be approximately $250 - $300 million. PACCAR’s 2011 capital and research and development spending will continue to focus on new product programs, engine development and manufacturing facilities.

PACCAR Inc – Form 10-Q

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

PACCAR Inc – Form 10-Q

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the nine months ended September 30, 2010. For additional information, refer to Item 7A as presented in the 2009 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

For Items 3 and 5, there was no reportable information for the nine months ended September 30, 2010.

ITEM 1.   LEGAL PROCEEDINGS

In September 2010, the United Kingdom Office of Fair Trading (OFT) notified all major commercial vehicle manufacturers operating in the U.K., including two of the Company’s subsidiaries, that it had commenced an investigation into whether such manufacturers agreed to set prices or limit supply of their commercial vehicles and spare parts. The OFT also requested information and documents. The Company’s U.K. subsidiaries are cooperating fully with the OFT.

On October 28, 2010, a National Labor Relations Board (NLRB) administrative law judge issued a decision that since the Company did not provide certain information to the union representing employees at Peterbilt’s truck assembly plant in Madison, Tennessee, during collective bargaining negotiations in 2008, the employer-directed work stoppage was not in conformity with certain provisions of the National Labor Relations Act from July 16, 2008 and that the Company should reimburse approximately 300 plant employees, with interest, for wage and benefit losses incurred during the work stoppage which ended on April 6, 2009. The Company disagrees with this decision and intends to file its exceptions with the NLRB. The Company believes that resolution of this matter will not have a material adverse effect on its results.

ITEM 1A.   RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2009 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2010.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the nine months ended September 30, 2010.

(c) Issuer purchases of equity securities.

PACCAR Inc – Form 10-Q

There were no repurchases of PACCAR’s common stock in the nine months ended September 30, 2010. On October 29, 2007, the Board of Directors approved a plan to repurchase up to $300 million of PACCAR’s outstanding common stock. As of September 30, 2010, $292 million of shares have been repurchased under this plan. On July 8, 2008, PACCAR’s Board of Directors approved a new plan to repurchase up to an additional $300 million of the Company’s outstanding common stock. No repurchases have been made under this plan.

ITEM 6.   EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)
Date November 8, 2010	By	/s/ M.T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc – Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

(3) (i)  Articles of Incorporation:

(a)	Restated Certificate of Incorporation of PACCAR Inc (incorporated by reference to Exhibit 99.3 of PACCAR Inc’s Current Report on Form 8-K dated September 19, 2005, File Number 001-14817).

(b)	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008 (incorporated by reference to Exhibit (3)(b) of PACCAR Inc’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, File Number 001-14817).

(ii)	Amended and Restated Bylaws of PACCAR Inc (incorporated by reference to Exhibit 99.4 of PACCAR Inc’s Current Report on Form 8-K dated September 19, 2005, File Number 001-14817).

(4)     Instruments defining the rights of security holders, including indentures:

(a)	Indenture for Senior Debt Securities dated as of December 1, 1983 and first Supplemental Indenture dated as of September 19, 1989 between PACCAR Financial Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of PACCAR Financial Corp.’s Annual Report on Form 10-K dated March 26, 1984, File Number 001-11677 and Exhibit 4.2 of PACCAR Financial Corp.’s Registration Statement on Form S-3 dated September 23, 1989, Registration Number 33-29434), and the Agreement of Resignation, Appointment and Acceptance, dated as of October 31, 2006 (incorporated by reference to PACCAR Financial Corp.’s Current Report on Form 8-K dated November 3, 2006, File Number 001-11677).

(b)	Forms of Medium-Term Note, Series L (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated November 7, 2006, Registration Number 333-138464).

(c)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4(c) of PACCAR Financial Corp.’s Annual Report on Form 10-K filed February 26, 2010, File Number 001-11677).

(d)	Forms of Medium-Term Note, Series M (incorporated by reference to Exhibits 4.2 and 4.3 to PACCAR Financial Corp’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

(e)	Form of InterNotes (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

(f)	Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of PACCAR Inc.’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

(g)	Forms of Medium-Term Note, Series A (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Inc’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

PACCAR Inc – Form 10-Q

(h)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Euro Medium Term Note Programme of PACCAR Financial Europe B.V. and PACCAR Financial PLC. Incorporated by reference to Exhibit 4(f) of PACCAR Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File Number 001-14817).

(i)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)       Material Contracts:

(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan (incorporated by reference to Exhibit 10(a) of PACCAR Inc’s Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(b)	Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10(b) of PACCAR Inc’s Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004. Incorporated by reference to Exhibit 10(b) of PACCAR Inc’s Annual Report on Form 10-K for the year ended December 31, 2005, File Number 001-14817).

(d)	Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Exhibit 10(d) of PACCAR Inc’s Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(e) of PACCAR Inc’s Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement For Non-Employee Directors (incorporated by reference as Exhibit 99.3 to PACCAR Inc’s Current Report on Form 8-K dated December 10, 2007, File Number 001-14817).

(g)	Amendment to compensatory arrangement with non-employee directors (incorporated by reference to Exhibit (10)(h) of PACCAR Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File Number 001-14817).

(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (incorporated by reference to Appendix B of PACCAR Inc’s 2006 Proxy Statement, dated March 14, 2006, File Number 001-14817).

(i)	PACCAR Inc Long Term Incentive Plan (incorporated by reference to Appendix A of PACCAR Inc’s 2006 Proxy Statement, dated March 14, 2006, File Number 001-14817).

PACCAR Inc – Form 10-Q

(j)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement (incorporated by reference to Exhibit 99.1 of PACCAR Inc’s Current Report on Form 8-K dated January 20, 2005 and filed January 25, 2005, File Number 001-14817).

(k)	PACCAR Inc Long Term Incentive Plan, Amended Form of 2006 Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.2 of PACCAR Inc’s Current Report on Form 8-K dated January 31, 2007 and filed February 5, 2007, File Number 001-14817).

(l)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 of PACCAR Inc’s Current Report on Form 8-K dated January 31, 2007 and filed February 5, 2007, File Number 001-14817).

(m)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10(m) to PACCAR Inc’s Annual Report on Form 10-K dated February 26, 2010, File Number 001-14817).

(n)	PACCAR Inc Long Term Incentive Plan, Amended Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.3 of PACCAR Inc’s Current Report on Form 8-K dated January 31, 2007 and filed February 5, 2007, File Number 001-14817).

(o)	PACCAR Inc Long Term Incentive Plan, 2008 Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 to PACCAR Inc’s Current Report on Form 8-K dated February 5, 2008, File Number 001-14817).

(p)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective January 1, 2009 (incorporated by reference to Exhibit 10(p) to PACCAR Inc’s Annual Report on Form 10-K dated February 26, 2010, File Number 001-14817).

(q)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities (incorporated by reference as Exhibit 10.1 of PACCAR Inc’s Current Report on Form 8-K filed May 16, 2007, File Number 001-14817).

(r)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities; (incorporated by reference as Exhibit 10(o) of PACCAR Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File Number 001-14817).

(12)	Statements Re: Computation of Ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine month periods ended September 30, 2010 and 2009.

(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2004 -– 2009 (incorporated by reference as Exhibit 12(b) of PACCAR Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File Number 001-14817).

PACCAR Inc – Form 10-Q

(31)		Rule 13a-14(a)/15d-14(a) Certifications

	(a)	Certification of Principal Executive Officer.

	(b)	Certification of Principal Financial Officer.

(32)	Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

(101.INS)		XBRL Instance Document.

(101.SCH)		XBRL Taxonomy Extension Schema Document.

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document