Form 10-Q
period 2011-03-31
PACCAR INC
filed 2011-05-06
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Common Stock, $1 par value — 365,468,969 shares as of April 30, 2011

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)
(Millions Except Per Share Amounts) Three Months Ended March 31	2011	2010

TRUCK AND OTHER:
Net sales and revenues	$3,042.6	$1,984.3

Cost of sales and revenues	2,632.3	1,767.8
Research and development	68.4	54.8
Selling, general and administrative	109.9	94.1
Interest and other expense, net	4.0	4.2

	2,814.6	1,920.9

Truck and Other Income Before Income Taxes	228.0	63.4

FINANCIAL SERVICES:
Interest and fees	101.5	110.0
Operating lease, rental and other income	139.5	136.4

Revenues	241.0	246.4

Interest and other borrowing expenses	46.5	57.1
Depreciation and other	110.5	121.3
Selling, general and administrative	23.2	21.5
Provision for losses on receivables	10.5	18.4

	190.7	218.3

Financial Services Income Before Income Taxes	50.3	28.1
Investment income	8.0	4.5

Total Income Before Income Taxes	286.3	96.0
Income taxes	93.0	27.7

Net Income	$193.3	$68.3

Net Income Per Share:
Basic	$.53	$.19
Diluted	$.53	$.19

Weighted Average Common Shares Outstanding:
Basic	365.8	364.6
Diluted	367.2	365.7

Dividends declared per share	$.12	$.09

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions) ASSETS	March 31 2011	December 31 2010*
	(Unaudited)
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,642.8	$1,982.0
Trade and other receivables, net	865.4	610.4
Marketable debt securities	1,001.7	450.5
Inventories, net	590.3	534.0
Other current assets	207.8	218.6

Total Truck and Other Current Assets	4,308.0	3,795.5
Equipment on operating leases, net	612.6	536.2
Property, plant and equipment, net	1,724.0	1,673.7
Other noncurrent assets, net	334.5	350.5

Total Truck and Other Assets	6,979.1	6,355.9

FINANCIAL SERVICES:
Cash and cash equivalents	46.9	58.8
Finance and other receivables, net	6,243.0	6,070.9
Equipment on operating leases, net	1,559.6	1,483.1
Other assets	305.1	265.4

Total Financial Services Assets	8,154.6	7,878.2

	$15,133.7	$14,234.1

*	The December 31, 2010 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31 2011	December 31 2010*
	(Unaudited)
TRUCK AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,043.3	$1,676.5
Current portion of long-term debt	24.2	23.5

Total Truck and Other Current Liabilities	2,067.5	1,700.0

Long-term debt	150.0	150.0
Residual value guarantees and deferred revenues	645.2	563.8
Other liabilities	380.3	370.3

Total Truck and Other Liabilities	3,243.0	2,784.1

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	317.6	275.9
Commercial paper and bank loans	2,590.5	2,371.7
Term notes	2,647.3	2,730.8
Deferred taxes and other liabilities	686.4	713.8

Total Financial Services Liabilities	6,241.8	6,092.2

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 1.2 billion shares, issued 365.4 million shares	365.4	365.3
Additional paid-in capital	114.4	105.1
Retained earnings	4,995.6	4,846.1
Accumulated other comprehensive income	173.5	41.3

Total Stockholders’ Equity	5,648.9	5,357.8

	$15,133.7	$14,234.1

*	The December 31, 2010 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

Three Months Ended March 31	2011	2010
OPERATING ACTIVITIES:
Net income	$193.3	$68.3
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	47.1	48.1
Equipment on operating leases and other	115.3	117.3
Provision for losses on financial services receivables	10.5	18.4
Other	9.7	(18.9)
Change in operating assets and liabilities:
Wholesale receivables on new trucks	(75.8)	(.5)
Sales-type finance leases and dealer direct loans on new trucks	32.4	57.3
Pension contributions	(4.1)	(19.3)
Other	130.9	14.7

Net Cash Provided by Operating Activities	459.3	285.4

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(504.6)	(331.0)
Collections on retail loans and direct financing leases	464.0	499.1
Marketable securities purchases	(934.2)	(94.6)
Marketable securities sales and maturities	408.4	67.7
Acquisition of property, plant and equipment	(62.2)	(26.1)
Acquisition of equipment for operating leases	(295.3)	(163.0)
Proceeds from asset disposals	85.8	79.8
Other	(12.6)	8.6

Net Cash (Used in) Provided by Investing Activities	(850.7)	40.5

FINANCIAL ACTIVITIES:
Cash dividends paid	(43.8)	(32.8)
Stock compensation transactions	1.6	3.6
Net increase (decrease) in commercial paper and short-term bank loans	146.4	(331.6)
Proceeds from term debt	135.6	13.2
Payment of term debt	(250.2)	(3.2)

Net Cash Used in Financing Activities	(10.4)	(350.8)
Effect of exchange rate changes on cash	50.7	(32.4)

Net Decrease in Cash and Cash Equivalents	(351.1)	(57.3)
Cash and cash equivalents at beginning of period	2,040.8	1,912.0

Cash and cash equivalents at end of period	$1,689.7	$1,854.7

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2010.

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

Three Months Ended March 31	2011	2010
Additional shares	1,362,000	1,050,900
Antidilutive options	829,500	1,846,400

Reclassifications: The Company has made the following reclassifications to the prior year to conform to the 2011 presentation. The Company has reclassified the impairment losses related to repossessed equipment on operating lease in the Financial Services segment from Provision for losses on receivables to Depreciation and other in the Consolidated Statements of Income and Consolidated Statements of Cash Flows. In addition, the Company has reclassified proceeds for the sale of repossessed assets relating to finance receivables from Collections on retail loans and direct financing leases to Proceeds from asset disposals in the Consolidated Statements of Cash Flows.

The reclassifications are summarized below.

Three Months Ended March 31, 2010	Before	After
Consolidated Statements of Income
Depreciation and other	$118.0	$121.3
Provision for losses on receivables	21.7	18.4

Consolidated Statements of Cash Flows
Operating Activities:
Depreciation of equipment on operating leases and other	$114.0	$117.3
Provision for losses on receivables	21.7	18.4

Investing Activities:
Collections on retail loans and direct financing leases	$534.6	$499.1
Proceeds from asset disposals	44.3	79.8

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

New Accounting Pronouncements: In April 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 gives additional guidance to companies to assist in determining troubled debt restructurings. ASU 2011-02 is effective for reporting periods beginning on or after June 15, 2011 and the Company does not expect the implementation of ASU 2011-02 to have a significant impact on its results of operations, financial position or cash flow.

NOTE B – Investments in Marketable Debt Securities

The Company’s investments in marketable securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income.

Marketable debt securities consisted of the following:

At March 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$381.2	$1.2	$.2	$382.2
U.S. government and agency securities	2.7			2.7
U.S. corporate securities	37.1	.1		37.2
Non U.S. corporate securities	177.9	.2	.6	177.5
Non U.S. government securities	345.9	.2	2.2	343.9
Other debt securities	58.1	.1		58.2

	$1,002.9	$1.8	$3.0	$1,001.7

At December 31, 2010
U.S. tax-exempt securities	$364.9	$.8	$.3	$365.4
U.S. government and agency securities	2.7			2.7
U.S. corporate securities	27.3	.3		27.6
Non U.S. corporate securities	37.0			37.0
Other debt securities	17.8			17.8

	$449.7	$1.1	$.3	$450.5

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest, dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. The proceeds from sales and maturities of marketable securities for the three months ended March 31, 2011 were $408.4. Gross realized gains were $.4 and $.2 for the three months ended March 31, 2011 and 2010, respectively, with realized losses of $.2 and nil for the three months ended March 31, 2011 and 2010, respectively.

The Company evaluates its investments in marketable securities at the end of each reporting period to determine if a decline in fair value is other than temporary. As of March 31, 2011 and December 31, 2010, there were no marketable debt securities that were in an unrealized loss position for greater than 12 months.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Contractual maturities on these securities at March 31, 2011 were as follows:

Maturities:	Amortized Cost	Fair Value
Within one year	$217.9	$218.1
One to five years	783.2	781.8
More than ten years	1.8	1.8

	$1,002.9	$1,001.7

Marketable debt securities included $1.8 and $12.2 of variable rate demand obligations (VRDOs) at March 31, 2011 and December 31, 2010, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically.

NOTE C – Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the United States is determined principally by the last in, first out (LIFO) method. Cost of all other inventories is determined principally by the first in, first out (FIFO) method.

Inventories included the following:

	March 31 2011	December 31 2010
Finished products	$396.4	$370.1
Work in process and raw materials	354.1	322.2

	750.5	692.3
Less LIFO reserve	(160.2)	(158.3)

	$590.3	$534.0

Under the LIFO method of accounting (used for approximately 39% of March 31, 2011 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D – Finance and Other Receivables

Finance and other receivables include the following:

	March 31 2011	December 31 2010
Loans	$2,784.5	$2,713.9
Retail direct financing leases	2,031.3	2,005.0
Sales-type finance leases	672.3	703.6
Dealer wholesale financing	1,090.7	983.4
Interest and other receivables	107.7	109.3
Unearned interest on finance leases	(294.5)	(299.3)

	6,392.0	6,215.9
Less allowance for losses:
Loans, leases and other	(141.3)	(137.5)
Dealer wholesale financing	(7.7)	(7.5)

	$6,243.0	$6,070.9

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Recognition is resumed if the receivable becomes contractually current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not modified), or after the customer has made scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is impaired or on non-accrual status are applied to interest and principal in accordance with the contractual terms.

Allowance for Credit Losses

The Company continuously monitors the performance of all its finance receivables, by reviewing payment performance. In addition, for large customers and dealer wholesale financing accounts, the Company regularly monitors their financial statements and makes appropriate customer contact. If the Company becomes aware of circumstances with those customers or dealers that could lead to financial difficulty, whether or not they are past-due, the accounts are placed on a watch list. In determining the allowance for credit losses, loans and finance leases are evaluated together since they relate to a similar customer base and their contractual terms require regular payment of principal and interest generally over 36 to 60 months and they are secured by the same type of collateral. The Company collectively and individually evaluates its finance receivables and the allowance for credit losses consists of both a general and specific reserve.

The Company individually evaluates certain finance receivables for impairment. Finance receivables which are evaluated individually consist of customers on non-accrual status, all wholesale accounts and certain large retail accounts with past-due balances or that otherwise are deemed to be at a higher risk of credit loss and loans which have been modified as troubled debt restructurings. A receivable is considered impaired if it is probable the Company will be unable to collect all contractual interest and principal payments as scheduled. Impaired receivables are individually evaluated to determine the amount of impairment and these receivables are considered collateral dependent. Accordingly, the evaluation of individual reserves is based on the fair value less costs to sell the associated collateral. When the underlying collateral fair value exceeds the Company’s loss exposure, no individual reserve

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

is recorded. The Company uses a pricing model to value the underlying collateral on a quarterly basis. The fair value of the collateral is determined based on management’s evaluation of numerous factors such as the make, model and year of the equipment, overall condition of the equipment, primary method of distribution for the equipment, recent sales prices of comparable equipment and economic trends affecting used equipment values.

For finance receivables that are evaluated collectively, the Company determines the allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past-due account data and current market conditions. Information used includes assumptions regarding the likelihood of collecting current and past-due accounts, repossession rates and the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse. The Company has developed a range of loss estimates for each of its country portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. The projected amount is then compared to the allowance for credit loss balance and an appropriate adjustment is made.

The provision for losses on finance receivables is charged to income based on management’s estimate of incurred credit losses, net of recoveries, inherent in the portfolio. Accounts are charged-off against the allowance for credit losses when, in the judgment of management, they are considered uncollectable (generally upon repossession of the collateral). Typically the timing between the repossession process and when a receivable is charged-off is not significant. In cases where repossession is delayed (i.e., for legal reasons), the Company will record partial charge-offs. The charge-off is determined by comparing the fair value of the collateral less costs to sell to the recorded investment.

The Company’s allowance for credit losses is segregated into two portfolio segments: wholesale and retail. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The wholesale segment includes wholesale financing loans to dealers that are collateralized by the trucks being financed. The retail segment includes retail loans and direct and sales-type finance leases, net of unearned interest.

The wholesale segment risk characteristics differ from the retail segment. For wholesale receivables the terms are shorter in duration and the Company requires monthly reporting of the dealer’s financial condition, conducts periodic physical audits of the trucks being financed and in many cases, obtains personal guarantees or other security such as dealership assets to reduce the risk of loss compared to retail receivables.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The allowance for credit losses is summarized as follows:

	2011
	Wholesale	Retail	Total
Balance at January 1	$7.5	$137.5	$145.0
Provision for losses	.5	10.0	10.5
Charge-offs	(.5)	(10.3)	(10.8)
Recoveries		1.5	1.5
Currency translation	.2	2.6	2.8

Balance at March 31	$7.7	$141.3	$149.0

Information regarding finance receivables summarized by those evaluated collectively and individually is as follows:

At March 31, 2011	Wholesale	Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$1.0	$159.0	$160.0
Allowance for finance receivables evaluated individually	1.0	35.0	36.0

Recorded investment for finance receivables evaluated collectively	$1,089.7	$5,034.6	$6,124.3
Allowance for finance receivables evaluated collectively	6.7	106.3	113.0

At December 31, 2010
Recorded investment for impaired finance receivables evaluated individually	$3.4	$150.0	$153.4
Allowance for finance receivables evaluated individually	1.3	33.6	34.9

Recorded investment for finance receivables evaluated collectively	$980.0	$4,973.2	$5,953.2
Allowance for finance receivables evaluated collectively	6.2	103.9	110.1

The recorded investment of finance receivables that are on non-accrual status in the wholesale, fleet and owner/operator portfolio classes as defined below as of March 31, 2011 was $1.0, $77.6 and $26.7, respectively. The recorded investment of finance receivables on non-accrual status as of December 31, 2010 was $3.4, $72.2 and $33.9, respectively.

Impaired Loans

The Company’s impaired loans are segregated by portfolio class. A portfolio class of receivables is a subdivision of a portfolio segment with similar measurement attributes and risk characteristics and common methods to monitor and assess credit risk. The Company’s retail segment is subdivided into the fleet and owner/operator classes. Fleet consists of retail accounts with customers operating more than five trucks. All others are owner/operator.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

All impaired loans have a specific reserve and are summarized as follows:

At March 31, 2011	Wholesale	Fleet	Owner / Operator	Total
Impaired loans with specific reserve	$1.0	$36.8	$15.5	$53.3
Associated allowance	(1.0)	(4.9)	(3.5)	(9.4)

Net carrying amount of impaired loans		$31.9	$12.0	$43.9

Unpaid principal balance	1.0	36.8	15.5	53.3
Average recorded investment*	5.7	36.9	22.7	65.3
Interest income recognized on a cash basis**		.3	.1	.4

* Represents the average during the 12 months ended March 31, 2011. ** Represents the amounts recognized during the three months ended March 31, 2011.

At December 31, 2010
Impaired loans with specific reserve	$3.4	$21.5	$17.8	$42.7
Associated allowance	(1.3)	(4.4)	(3.8)	(9.5)

Net carrying amount of impaired loans	$2.1	$17.1	$14.0	$33.2

Unpaid principal balance	3.4	21.5	17.8	42.7

The balance of troubled debt restructurings was $14.6 and $6.5 at March 31, 2011 and December 31, 2010, respectively.

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in North America, Europe and Australia. On a geographic basis, there is a proportionate concentration of credit risk in each area. The Company retains as collateral a security interest in the related equipment.

At the inception of each contract, the Company considers the credit risk based on a variety of credit quality indicators including, prior payment experience, customer financial information, credit-rating agency ratings, loan-to-value ratios and other internal metrics. On an ongoing basis, the Company monitors the credit exposure based on past-due status and collection experience as the Company has found a meaningful correlation between the past-due status of customers and the risk of loss.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The table below summarizes the Company’s financing receivables by credit quality indicator and portfolio class. Performing accounts are paying in accordance with the contractual terms and are not considered to be of high risk. Watch accounts include past-due and large high risk accounts that are not impaired. At-risk includes customer accounts that are impaired.

At March 31, 2011	Wholesale	Fleet	Owner / Operator	Total
Performing	$1,072.0	$3,596.2	$1,388.9	$6,057.1
Watch	17.7	30.2	19.3	67.2
At-risk	1.0	132.3	26.7	160.0

	$1,090.7	$3,758.7	$1,434.9	$6,284.3

At December 31, 2010
Performing	$966.2	$3,544.0	$1,359.4	$5,869.6
Watch	13.8	46.6	23.2	83.6
At-risk	3.4	115.1	34.9	153.4

	$983.4	$3,705.7	$1,417.5	$6,106.6

The Company uses historical data and an impairment assessment of the condition of its customers and the economy to estimate default rates for each credit quality indicator.

The table below summarizes the Company’s financing receivables by aging category. Customer accounts that were 30+ days past due prior to modification became current upon modification for aging purposes.

At March 31, 2011	Wholesale	Fleet	Owner / Operator	Total
Current and up to 30 days past-due	$1,072.0	$3,647.4	$1,388.9	$6,108.3
31 - 60 days past-due	2.1	21.5	16.1	39.7
Greater than 60 days past-due	16.6	89.8	29.9	136.3

	$1,090.7	$3,758.7	$1,434.9	$6,284.3

At December 31, 2010
Current and up to 30 days past-due	$966.2	$3,581.1	$1,359.5	$5,906.8
31 - 60 days past-due	7.7	48.5	19.7	75.9
Greater than 60 days past-due	9.5	76.1	38.3	123.9

	$983.4	$3,705.7	$1,417.5	$6,106.6

Repossessions

When the Company determines that a customer in default is not likely to meet their contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment on operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at March 31, 2011 and December 31, 2010 was $12.6 and $15.6, respectively. Proceeds from the sales of repossessed assets were $21.6 and $35.5 for the three months ended March 31, 2011 and 2010, respectively. These amounts are included in Proceeds from asset disposals on the Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other on the Consolidated Statements of Income.

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

Changes in warranty and R&M reserves are summarized as follows:

	2011	2010
Balance at January 1	$372.2	$386.4
Cost accruals and revenue deferrals	57.2	43.5
Payments and revenue recognized	(43.8)	(54.2)
Currency translation	14.1	(16.5)

Balance at March 31	$399.7	$359.2

NOTE F – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, were as follows:

Three Months Ended March 31	2011	2010
Net income	$193.3	$68.3
Other comprehensive income (loss):
Currency translation gains (losses)	121.5	(70.2)
Derivative contracts increase	13.1	9.4
Marketable securities decrease	(1.5)	(.2)
Employee benefit plans (decrease) increase	(.9)	6.7

Net other comprehensive income (loss)	132.2	(54.3)

Comprehensive income	$325.5	$14.0

In the three months ended March 31, 2011, currency translation gains are primarily due to increases in the euro and Canadian dollar.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income was comprised of the following:

	March 31 2011	December 31 2010
Currency translation adjustment	$492.6	$371.1
Net unrealized losses on derivative contracts	(4.8)	(17.9)
Net unrealized investment (losses) gains	(1.0)	.5
Employee benefit plans	(313.3)	(312.4)

Total accumulated other comprehensive income	$173.5	$41.3

Stock Compensation Plans

Stock-based compensation expense was $7.0 and $1.6 for the first three months of 2011 and 2010, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $.4 and $.8 for the first three months of 2011 and 2010, respectively, and have been classified as a financing cash flow.

During the first quarter of 2011, the Company issued 163,738 additional common shares under deferred and stock compensation arrangements.

NOTE G – Income Taxes

The effective income tax rate was 32.5% in the first quarter of 2011 compared to 28.9% in the first quarter of 2010. The effective tax rate in 2010 included a favorable resolution of a prior year tax position.

NOTE H – Contingencies

On October 28, 2010, a National Labor Relations Board (NLRB) administrative law judge issued a decision that since the Company did not provide certain information to the union representing employees at Peterbilt’s former truck assembly plant in Madison, Tennessee, during collective bargaining negotiations in 2008, the employer-directed work stoppage was not in conformity with certain provisions of the National Labor Relations Act from July 16, 2008 and that the Company should reimburse approximately 300 plant employees, with interest, for wage and benefit losses incurred during the work stoppage which ended on April 6, 2009. The Company disagrees with this decision and filed its exceptions with the NLRB. The Company believes that resolution of this matter will not have a material adverse effect on its results. The Company believes the range of possible outcomes is between nil and $15.0. No reserve has been provided as the Company believes it will ultimately prevail in the matter.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE I – Segment Information

The Company operates in two principal segments, Truck and Financial Services.

Three Months Ended March 31	2011	2010
Net sales and revenues:
Truck
Total	$3,183.1	$2,056.3
Less intersegment	(165.0)	(90.6)

External customers	3,018.1	1,965.7
All other	24.5	18.6

	3,042.6	1,984.3
Financial Services	241.0	246.4

	$3,283.6	$2,230.7

Income (loss) before income taxes:
Truck	$240.7	$66.6
All other	(12.7)	(3.2)

	228.0	63.4
Financial Services	50.3	28.1
Investment Income	8.0	4.5

	$286.3	$96.0

Depreciation and amortization:
Truck	$78.4	$71.4
All other	2.2	2.3

	80.6	73.7
Financial Services	81.8	91.7

	$162.4	$165.4

Included in All other is the Company’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expenses.

NOTE J – Derivative Financial Instruments

As part of its risk management strategy, the Company enters into derivative contracts to hedge against interest rate and foreign currency risk.

Interest-Rate Contracts: The Company enters into various interest-rate contracts, including interest-rate swaps and cross currency interest-rate swaps. Interest-rate swaps involve the exchange of fixed for floating rate or floating for fixed rate interest payments based on the contractual notional amounts in a single currency. Cross currency interest-rate swaps involve the exchange of notional amounts and interest payments in different currencies. The Company is exposed to interest rate and exchange rate risk caused by market volatility as a result of its borrowing activities. The objective of these contracts is to mitigate the fluctuations on earnings, cash flows and fair value of borrowings. Net amounts paid or received are reflected as adjustments to interest expense.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At March 31, 2011, the notional amount of the Company’s interest-rate contracts was $2,792.0. Notional maturities for all interest-rate contracts are $898.6 for the remainder of 2011, $710.1 for 2012, $426.8 for 2013, $475.2 for 2014, $262.5 for 2015 and $18.8 thereafter. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At March 31, 2011, the notional amount of the outstanding foreign-exchange contracts was $292.0. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet locations and fair value of derivative financial instruments:

	March 31, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$16.8		$9.1
Deferred taxes and other liabilities		$103.3		$107.5
Foreign-exchange contracts:
Truck and Other:
Other current assets	4.8		.9
Accounts payable, accrued expenses and other		1.1		1.1

	$21.6	$104.4	$10.0	$108.6

Economic hedges:
Interest-rate contracts:
Financial Services:
Deferred taxes and other liabilities		$3.8		$3.5
Foreign-exchange contracts:
Truck and Other:
Other current assets	$.1		$.1
Accounts payable, accrued expenses and other		.2		.3
Financial Services:
Deferred taxes and other liabilities				.2

	$.1	$4.0	$.1	$4.0

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was included in Interest and other borrowing expenses in the Financial Services segment as follows:

Three Months Ended March 31	2011	2010
Interest-rate swaps	$1.5	$(1.0)
Term notes	$(1.6)	$1.1

Cash Flow Hedges

The majority of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in Accumulated other comprehensive income to the extent such hedges are considered effective.

Amounts in Accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to cost of sales or to Financial Services interest expense, consistent with the hedged transaction. For the three months ended March 31, 2011 and 2010, the Company recognized gains on the ineffective portion of $.4 and nil, respectively.

The following table presents the pre-tax effects of derivative instruments recognized in earnings and Other Comprehensive Income (OCI):

Three Months Ended March 31	2011		2010
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Loss (gain) recognized in OCI:
Truck and Other:		$(4.6)		$.5
Financial Services:	$(.6)		$18.0

	$(.6)	$(4.6)	$18.0	$.5

Expense reclassified from Accumulated OCI into income:

Truck and Other:
Cost of sales		$.5		$.1
Interest and other expense, net				.4
Financial Services:
Interest and other borrowing expenses	$13.9		$31.1

	$13.9	$.5	$31.1	$.5

Of the $4.8 accumulated net loss on derivative contracts included in accumulated other comprehensive loss as of March 31, 2011, $39.5 of losses, before tax effects, is expected to be reclassified to interest expense or cost of sales in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

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

The (income) or expense recognized in earnings related to economic hedges is as follows:

Three Months Ended March 31	2011		2010
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Truck and Other:
Cost of sales and revenues		$.1		$.3
Interest and other expense, net			$1.5	6.4
Financial Services:
Interest and other borrowing expenses (income)	$.3	(.1)	(5.3)	(.1)

	$.3		$(3.8)	$6.6

NOTE K – Fair Value Measurements

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

Derivative Financial Instruments: The Company’s derivative contracts consist of interest-rate swaps, cross currency swaps and foreign currency exchange contracts. These derivative contracts are over the counter and their fair value is determined using industry standard valuation models, which are based on the income approach. The significant inputs into the valuation models include market inputs such as interest rates, currency exchange rates, credit default swap spreads, and forward rates. These contracts are categorized as Level 2.

The Company’s financial assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At March 31, 2011	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$382.2	$382.2
U.S. government and agency securities	$2.7		2.7
U.S. corporate securities		37.2	37.2
Non U.S. corporate securities		177.5	177.5
Non U.S. government securities		343.9	343.9
Other		58.2	58.2

Total marketable debt securities	$2.7	$999.0	$1,001.7

Derivatives
Interest-rate swaps		$10.7	$10.7
Cross currency swaps		6.1	6.1
Foreign-exchange contracts		4.9	4.9

Total derivative assets		$21.7	$21.7

Liabilities:
Derivatives
Interest-rate swaps		$26.0	$26.0
Cross currency swaps		81.1	81.1
Foreign-exchange contracts		1.3	1.3

Total derivative liabilities		$108.4	$108.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2010	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$365.4	$365.4
U.S. government and agency securities	$2.7		2.7
U.S. corporate securities		27.6	27.6
Non U.S. corporate securities		37.0	37.0
Other		17.8	17.8

Total marketable debt securities	$2.7	$447.8	$450.5

Derivatives
Interest-rate swaps		$5.8	$5.8
Cross currency swaps		3.3	3.3
Foreign-exchange contracts		1.0	1.0

Total derivative assets		$10.1	$10.1

Liabilities:
Derivatives
Interest-rate swaps		$37.2	$37.2
Cross currency swaps		73.8	73.8
Foreign-exchange contracts		1.6	1.6

Total derivative liabilities		$112.6	$112.6

Other assets that are measured at fair value on a nonrecurring basis are as follows:

	March 31 2011	December 31 2010
	Level 2	Level 2
Impaired loans:
Financial Services	$43.9	$33.2

Used trucks held for sale:
Truck and Other	$21.9	$20.0
Financial Services	39.6	38.2

	$61.5	$58.2

The carrying amount of used trucks held for sale and the collateral dependent impaired loans are adjusted when appropriate to reflect their fair value. The fair value of used trucks and collateral dependent impaired loans are determined from a matrix pricing model, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units, the condition of the vehicles, and the number of similar units to be sold.

There were no write-downs of used trucks held for sale during the quarter ended March 31, 2011.

The Company used the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Cash and Cash Equivalents: Carrying amounts approximate fair value.

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

Trade Receivables and Payables: Carrying amounts approximate fair value.

Fixed-rate loans and debt that are not carried at approximate fair value at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Financial Services fixed-rate loans	$2,487.9	$2,531.0	$2,444.1	$2,483.3

Liabilities:
Truck and Other fixed-rate debt	174.2	194.6	173.5	196.9
Financial Services fixed-rate debt	1,922.8	2,015.3	1,870.7	1,967.9

NOTE L – Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees.

The following information details the components of net pension expense for the Company’s defined benefit plans:

Three Months Ended March 31	2011	2010
Service cost	$11.1	$9.4
Interest on projected benefit obligation	19.9	19.1
Expected return on assets	(26.2)	(24.2)
Amortization of prior service costs	.4	.5
Recognized actuarial loss	6.4	3.6

Net pension expense	$11.6	$8.4

During the first three months of 2011, the Company contributed $4.1 to its pension plans.

PACCAR Inc – Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

PACCAR is a global technology company whose Truck segment includes the design, manufacture and distribution of high-quality, light-, medium- and heavy-duty commercial trucks and related aftermarket parts. In North America, trucks are sold under the Kenworth and Peterbilt nameplates, in Europe, under the DAF nameplate and in Australia under the Kenworth and DAF nameplates. The Company’s Financial Services segment (PFS) derives its earnings primarily from financing or leasing PACCAR products in the U.S., Canada, Mexico, Europe and Australia. The Company’s Other business is the manufacturing and marketing of industrial winches.

Consolidated net sales and revenues in the first quarter of 2011 were $3.28 billion, an increase of $1.05 billion from $2.23 billion in the first quarter of 2010. The increase is mainly due to higher truck deliveries and aftermarket parts sales in the Company’s primary markets from improving economic conditions. Truck unit sales increased in the first quarter of 2011 to 27,500 units from 16,500 units in the first quarter of 2010. Aftermarket parts sales in the first quarter of 2011 increased to $620.2 million from $505.2 million in the first quarter of 2010.

First quarter 2011 net income increased to $193.3 million ($.53 per diluted share) compared to $68.3 million ($.19 per diluted share) in the first quarter of 2010. The increase was due to higher sales and margins in the Truck segment and improved Financial Services segment results from higher finance and lease margins and a lower provision for losses on receivables.

First quarter 2011 total net sales and revenues and income before income taxes were positively affected by the translation of stronger foreign currencies, primarily the Australian and Canadian dollars and the British pound. The translation effect increased first quarter 2011 net sales and revenues by $16.7 million and income before income taxes by $5.7 million.

Truck Outlook

Improving economic conditions are expected to result in an increase in the Company’s truck production and aftermarket parts sales. Industry retail sales for the heavy-duty truck market in the U.S. and Canada are expected to be in the range of 200,000 – 220,000 units, up 60% to 75% from 2010. In Europe, the 2011 market size of above 15-tonne vehicles is expected to be in the range of 220,000 – 240,000 units, up 20% to 30% from 2010. There are industry concerns about suppliers being able to increase their production capacity in order to meet global demand, which could reduce the rate of growth in industry truck production. The Company’s capital spending in 2011 is expected to increase to $400 to $500 million reflecting the acceleration of product development programs and South American expansion. Spending on Research and Development (R&D) in 2011 is expected to be $275 to $300 million, focusing on manufacturing efficiency improvements, engine development and new product programs. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

Financial Services Outlook

Average earning assets in 2011 are expected to grow approximately 10% from 2010 from increased new business financing due to improving truck markets. The Company’s customers are benefiting from increased freight tonnage and rates that are contributing to improvements in customer’s productivity as well as profitability. If the improved economic conditions continue, it may lead to lower levels of past-due accounts, truck repossessions and net charge-offs. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

PACCAR Inc – Form 10-Q

RESULTS OF OPERATIONS:

Three Months Ended March 31	2011	2010
Net sales and revenues:
Truck	$3,018.1	$1,965.7
Other	24.5	18.6

Truck and other	3,042.6	1,984.3
Financial Services	241.0	246.4

	$3,283.6	$2,230.7

Income (loss) before taxes:
Truck	$240.7	$66.6
Other	(12.7)	(3.2)

Truck and other	228.0	63.4
Financial Services	50.3	28.1
Investment Income	8.0	4.5
Income taxes	(93.0)	(27.7)

Net income	$193.3	$68.3

Diluted earnings per share	$.53	$.19

Return on Revenues	5.9%	3.1%

The following provides an analysis of the results of operations for the two reportable segments. Where possible, the Company has quantified the factors identified in the following discussion and analysis. In cases where it is not possible to quantify the impact of factors, the Company lists them in estimated order of importance. Factors for which the Company is unable to specifically quantify the impact include market demand, fuel prices, freight tonnage and economic conditions affecting the Company’s results of operations.

PACCAR Inc – Form 10-Q

2011 Compared to 2010:

Truck

The Company’s truck segment accounted for 92% of revenues in the first quarter of 2011 compared to 88% in the first quarter of 2010.

Three Months Ended March 31	2011	2010	% Change
Truck net sales and revenues:
U.S. and Canada	$1,445.6	$1,006.7	44
Europe	1,108.5	695.9	59
Mexico, Australia and Other	464.0	263.1	76

	$3,018.1	$1,965.7	54

Truck income before income taxes	$240.7	$66.6	261

The Company’s worldwide truck sales and revenues of $3.02 billion in the first quarter of 2011 increased 54% compared to the first quarter of 2010 due to higher market demand in all markets attributable to improving global economic conditions.

Truck segment income before income taxes increased to $240.7 million in the first quarter of 2011 from $66.6 million in the first quarter of 2010. The increase was due to higher truck unit sales and margins and higher aftermarket parts sales and margins, partially offset by increases in R&D and Selling, general and administrative (SG&A) expenses from a higher level of business activity.

The Company’s new truck deliveries are summarized below:

Three Months Ended March 31	2011	2010	% Change
United States	10,000	7,000	43
Canada	2,000	1,700	18

U.S. and Canada	12,000	8,700	38
Europe	11,600	5,900	97
Mexico, Australia and Other	3,900	1,900	105

Total units	27,500	16,500	67

Sales and revenues in the U.S. and Canada during the first quarter of 2011 increased 44% compared to the first quarter of 2010 primarily due to a 38% increase in new truck deliveries. The truck market in the U.S. and Canada continues to improve from the recessionary levels of 2010 on higher freight volumes and the need to replace an aging truck fleet. Industry retail sales in the heavy-duty market in the U.S. and Canada increased 31% to 36,500 units in the first quarter of 2011 from 27,800 units in the first quarter of 2010. The Company’s heavy-duty truck market share was 22.8% in the first quarter of 2011 compared to 23.3% in the first quarter of 2010.

In the first quarter of 2011, European net sales and revenues increased to $1.11 billion from $695.9 million in 2010. The higher net sales and revenues resulted from higher truck market demand, partially offset by lower truck market share and a weaker euro. The 15-tonne and above truck market size in Western and Central Europe increased to 59,700 units in the first quarter of 2011 from 37,400 units in the first quarter of 2010. The Company’s market share was 15.7% in the first quarter of 2011 compared to 16.9% in the first quarter of 2010.

Sales and revenues in Mexico, Australia and export markets increased 76% to $464.0 million in the first quarter of 2011 primarily due to higher new truck deliveries and aftermarket parts sales in Mexico and Latin America.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues, and gross margin are as follows:

	Net Sales	Cost of Sales	Gross Margin
Three Months Ended March 31, 2010	$1,965.7	$1,752.1	$213.6
Increase (decrease)
Truck delivery volume	732.0	617.0	115.0
Average truck sales prices	192.9		192.9
Average per truck material, labor and other direct costs		113.2	(113.2)
Factory overhead, warehouse and other indirect costs		55.8	(55.8)
Aftermarket parts volume	94.9	56.6	38.3
Average aftermarket parts sales prices	17.8		17.8
Average aftermarket parts direct costs		6.9	(6.9)
Currency translation	14.8	9.9	4.9

Total increase	1,052.4	859.4	193.0

Three Months Ended March 31, 2011	$3,018.1	$2,611.5	$406.6

Truck delivery volume increased to 27,500 units in the first quarter of 2011 from 16,500 units in the first quarter of 2010 which resulted in $732.0 million in higher sales and $617.0 million in higher cost of sales. The higher truck delivery volume reflects improved market demand which also resulted in increased sales of $192.9 million from higher average truck sales prices. Cost of sales increased $113.2 million due to a higher average cost per truck, primarily from the effect of higher content EPA 2010 emission vehicles in the U.S. and Canada. Factory overhead, warehouse and other indirect costs increased $55.8 million primarily due to higher salaries and related costs ($22.3 million) and manufacturing supplies and maintenance ($18.8 million) to support higher production levels. Higher market demand also increased aftermarket parts sales volume by $94.9 million and related cost of sales by $56.6 million. Average aftermarket parts sales prices increased by $17.8 million reflecting improved price realization. The currency translation effect on sales and cost of sales reflects a stronger Australian dollar, Canadian dollar and British pound that were partially offset by a weaker euro.

Net sales and revenues and gross margins for truck units and aftermarket parts are provided below. The aftermarket parts gross margin includes direct revenues and costs, but excludes certain truck segment costs.

Three Months Ended March 31	2011	2010	% Change
Net sales and revenues:
Trucks	$2,397.9	$1,460.5	64
Aftermarket parts	620.2	505.2	23

	$3,018.1	$1,965.7	54

Gross Margin:
Trucks	187.4	43.4	*
Aftermarket parts	219.2	170.2	29

	$406.6	$213.6	90

* percentage not meaningful

Gross Margin %:
Trucks	7.8%	3.0%
Aftermarket parts	35.3%	33.7%

Truck segment	13.5%	10.9%

PACCAR Inc – Form 10-Q

Total truck segment gross margins for the first quarter of 2011 increased to 13.5% from 10.9% in the first quarter of 2010. The increase in gross margins reflects higher truck and parts gross margins of 7.8% and 35.3% in the first quarter of 2011 from 3.0% and 33.7% in the first quarter of 2010, respectively. Truck gross margins in 2011 reflect the benefits of higher market demand and increased absorption of fixed costs from higher truck production. Aftermarket parts gross margins in 2011 benefited from higher price realization from improved market demand.

Truck R&D expenditures in the first quarter of 2011 increased to $68.4 million from $54.8 million in 2010. The higher spending reflects increased new product development activities, primarily new truck products for North America and Europe.

Truck SG&A was $97.9 million in the first quarter of 2011 compared to $90.3 million in 2010. The higher spending is primarily due to higher salaries and related expenses ($7.7 million). As a percentage of sales, SG&A decreased to 3.2% in the first quarter of 2011 from 4.6% in the first quarter of 2010 due to the higher sales volumes.

PACCAR Inc – Form 10-Q

Financial Services

Three Months Ended March 31	2011	2010	% Change
New loan and lease volume:
U.S. and Canada	$368.3	$252.3	46
Europe	230.5	117.3	97
Mexico and Australia	122.7	85.0	44

	$721.5	$454.6	59

New loan and lease volume by product:
Loans and finance leases	$532.9	$342.3	56
Equipment on operating leases	188.6	112.3	68

	$721.5	$454.6	59

New loan and lease unit volume:
Loans and finance leases	6,172	4,281	44
Equipment on operating leases	1,884	1,182	59

	8,056	5,463	47

Average earning assets:
U.S. and Canada	$4,182.3	$4,518.1	(7)
Europe	2,060.5	2,124.0	(3)
Mexico and Australia	1,419.5	1,278.3	11

	$7,662.3	$7,920.4	(3)

Average earning assets by product:
Loans and finance leases	$5,123.2	$5,377.3	(5)
Dealer wholesale financing	971.3	958.2	1
Equipment on lease and other	1,567.8	1,584.9	(1)

	$7,662.3	$7,920.4	(3)

Revenue:
U.S. and Canada	$117.5	$125.7	(7)
Europe	72.7	73.3	(1)
Mexico and Australia	50.8	47.4	7

	$241.0	$246.4	(2)

Revenue by product:
Loans and finance leases	$90.8	$100.7	(10)
Dealer wholesale financing	10.7	9.3	15
Equipment on lease and other	139.5	136.4	2

	$241.0	$246.4	(2)

Income before income taxes	$50.3	$28.1	79

In the first quarter of 2011, new loan and lease volume of $721.5 million increased 59% compared to the first quarter 2010, reflecting increased new PACCAR truck sales and increased finance market share. In the first quarter of 2011, PFS market share on new PACCAR trucks delivered increased to 29.1% from 26.1% in the first quarter of 2010 due to demand for the Company’s lease products in Europe and North America.

The decrease in PFS revenues to $241.0 million in the first quarter 2011 primarily resulted from lower average earning asset balances in the U.S. and Canada and Europe. PFS income before income taxes increased to $50.3 million in 2011 from $28.1 million in 2010. The increase of $22.2 million was primarily due to higher lease margin of $13.9 million and a $7.9 million lower provision for losses on receivables.

PACCAR Inc – Form 10-Q

The change in finance and lease margin is outlined in the tables below:

	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Three Months Ended March 31, 2010	$110.0	$57.1	$52.9
Increase (decrease)
Average finance receivables	(5.0)		(5.0)
Yields	(5.4)		(5.4)
Average debt balances		(4.8)	4.8
Borrowing rates		(6.7)	6.7
Currency translation	1.9	.9	1.0

Total (decrease) increase	(8.5)	(10.6)	2.1

Three Months Ended March 31, 2011	$101.5	$46.5	$55.0

Finance margin increased $2.1 million to $55.0 million in the quarter ended March 31, 2011 primarily due to lower average debt and lower interest rates on borrowings, partially offset by lower average finance receivables and lower yield. Lower average earning finance receivables in 2011 ($241.0 million) resulted in $5.0 million of lower interest and fee income. The lower finance receivables resulted from retail portfolio repayments exceeding new business volume, partially offset by a slight increase in dealer wholesale financing. Lower yields from lower market interest rates decreased interest and fee income by $5.4 million. Average debt balances declined in 2011 ($460.6 million) and resulted in $4.8 million of lower interest and other borrowing expenses. The lower average debt balances reflect a lower level of funding needed for a smaller finance receivable portfolio. Borrowing rates declined in 2011 due to lower market interest rates. Currency translation, primarily the stronger Australian and Canadian dollars, increased interest and fees by $1.9 million and interest and other borrowing expense by $.9 million, respectively.

	Operating Lease, Rental and Other Income	Depreciation and Other	Lease Margin
Three Months Ended March 31, 2010	$136.4	$121.3	$15.1
Increase (decrease)
Operating lease impairments		(3.3)	3.3
Gains / losses on returned lease assets		(9.3)	9.3
Used trucks taken on trade package	(3.3)	(3.8)	.5
Revenue and cost per asset	7.8	6.4	1.4
Insurance and other	(1.4)	(.8)	(.6)

Total increase (decrease)	3.1	(10.8)	13.9

Three Months Ended March 31, 2011	$139.5	$110.5	$29.0

First quarter 2011 lease margin increased $13.9 million to $29.0 million from $15.1 million in 2010 primarily due to improvements on sales of returned lease assets from higher used truck sales prices, reflecting increased demand. Operating lease impairments decreased $3.3 million in the first quarter of 2011 due to fewer impaired units. Higher used truck values resulted in net gains on sales of trucks returned from leases of $2.0 million in the first quarter of 2011 compared to net losses of $7.3 million in the first quarter of 2010. The $3.3 million decrease in trucks taken on trade and associated costs of $3.8 million are due to a decrease in the volume of trucks sold and improved used truck values. Higher truck market demand resulted in an increase in revenue per asset in the first quarter of 2011 of $7.8 million. The increase in revenue consisted of higher lease rates of $5.4 million, higher asset utilization (the proportion of available operating lease units that are being leased) of $1.8 million and higher fuel and service revenue of $.6 million. The 2011 increase in costs per asset of $6.4 million is due to higher vehicle operating expenses, including higher fuel costs and variable costs from higher asset utilization levels.

PACCAR Inc – Form 10-Q

Operating lease, rental and other income consists primarily of operating lease revenues of $130.4 million and $124.5 million for the first quarter of 2011 and 2010, respectively. Depreciation and other primarily consists of depreciation on operating lease of $80.1 million and $89.0 million for the first quarter of 2011 and 2010, respectively, and vehicle operating expenses of $24.8 million and $22.0 million for the first quarter of 2011 and 2010, respectively.

The following table summarizes Provision for losses on receivables and charge-offs:

Three Months Ended March 31	2011		2010
	Net Charge-offs	Provision for Losses on Receivables	Net Charge-offs	Provision for Losses on Receivables
U.S. and Canada	$2.1	$2.1	$11.7	$8.2
Europe	3.8	4.2	7.5	4.7
Mexico and Australia	3.4	4.2	3.9	5.5

	$9.3	$10.5	$23.1	$18.4

The Provision for losses on receivables in the first quarter of 2011 decreased to $10.5 million from $18.4 million in the first quarter of 2010. The decrease reflects a reduction in net portfolio charge-offs in all markets with the largest decrease in the U.S. and Canada, reflecting improvements in portfolio quality and overall lower past due balances.

	March 31 2011	December 31 2010	March 31 2010
Percentage of retail loan and lease accounts
30+ days past-due:
U.S. and Canada	1.9%	2.1%	1.7%
Europe	2.8%	2.5%	4.6%
Mexico and Australia	6.2%	5.8%	10.2%

	3.0%	3.0%	4.0%

Worldwide PFS accounts 30+ days past-due were 3.0% at March 31, 2011 and December 31, 2010 and have improved from 4.0% at March 31, 2010. Since December 31, 2010, the U.S. and Canada past-due percentage has improved and was offset by slightly higher Europe and Mexico and Australia percentages. Included in the U.S. and Canada past-due percentage of 1.9% is 1.1% from one large customer. Excluding that customer, worldwide PFS accounts 30+ days past-due at March 31, 2011 would have been 2.4%. At March 31, 2011, the Company had $36.0 million of specific loss reserves for this large customer and other accounts considered to be at risk. The Company continues to focus on reducing past-due balances. Improving economic conditions may result in continued improvement in past-due balances during 2011. When the Company modifies a 30+ days past-due account, the customer is considered current under the revised contractual terms.

During the first quarter 2011, certain of the Company’s Australian finance customers were affected by severe flooding in the Queensland, Australia region. To assist such customers, the Company contacted potentially affected accounts and offered three months payment relief to credit qualified customers. Under this program, $97 million of accounts were modified. The payment relief was added to the end of the customers’ prior payment schedule under the modified terms. No principal or interest was forgiven in this modification program. Of these modifications, $3 million were troubled debt restructurings due to granting interest at below market rates. During the month of April, 99% of these customers made their first payment after the payment relief period. The effect of the three month payment relief period on the Company’s collections on loans and leases was to reduce collections by approximately $8 million during the quarter. At the time of payment modification, $3.5 million of these customers were 30+ days past-due and became current under the modified terms. The Company also modified $8.6 million of accounts in Mexico that were 30+ days past-due at the time of modification. Had these customers in Mexico and Australia not been modified and they continued to not make payments, past-dues from Mexico and Australia would have been 7.3%. Worldwide PFS accounts 30+ days past-due of 3.0% at March 31, 2011 would have been 3.2%.

PACCAR Inc – Form 10-Q

The Company’s 2011 pretax return on revenue for financial services increased to 20.9% from 11.4% in 2010 primarily due to higher lease margin from lower losses on sales of operating lease units and a lower provision for losses from improving portfolio quality.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expenses. Sales represent approximately 1% of consolidated net sales and revenues for the first quarter of 2011 and 2010. Other income (loss) before income taxes was a loss of $12.7 million during the first three months of 2011 compared to a loss of $3.2 million in 2010. The higher loss in the first quarter of 2011 was primarily due to higher SG&A. Other SG&A was $12.0 million in 2011 and $3.8 million in 2010. The increase is primarily due to higher salaries and related expenses ($6.0 million) and higher travel and professional fees ($2.9 million) related to business expansion activities.

The effective income tax rate was 32.5% in the first quarter of 2011 compared to 28.9% in the first quarter of 2010. The effective tax rate in 2010 included a favorable resolution of a prior year tax position.

Consolidated pre-tax return on revenues was 8.7% in the first quarter of 2011 compared to 4.3% in the first quarter of 2010. The increase was primarily due to higher returns in foreign operations. Foreign income before income taxes was $209.3 million in 2011 compared to $75.4 million in 2010. The ratio of foreign income before tax to revenues was 10.9% in 2011 compared to 6.1% in 2010. The improvement was primarily due to a higher return on revenues in foreign truck operations.

LIQUIDITY AND CAPITAL RESOURCES:

	March 31 2011	December 31 2010
Cash and cash equivalents	$1,689.7	$2,040.8
Marketable debt securities	1,001.7	450.5

	$2,691.4	$2,491.3

The Company’s total cash and marketable debt securities at March 31, 2011 increased $200.1 million in 2011 to $2.69 billion. The change in cash and cash equivalents is summarized below:

Three Months Ended March 31	2011	2010
Operating activities:
Net income	$193.3	$68.3
Net income items not affecting cash	182.6	164.9
Changes in operating assets and liabilities	83.4	52.2

Net cash provided by operating activities	459.3	285.4
Net cash (used in) provided by investing activities	(850.7)	40.5
Net cash used in financing activities	(10.4)	(350.8)
Effect of exchange rate changes on cash	50.7	(32.4)

Net decrease in cash and cash equivalents	(351.1)	(57.3)
Cash and cash equivalents at beginning of the period	2,040.8	1,912.0

Cash and cash equivalents at end of the period	$1,689.7	$1,854.7

Cash provided by operations increased $173.9 million to $459.3 million in the first quarter of 2011 from $285.4 million in the same period of 2010. The increase was primarily due to higher net income of $125.0 million and from higher purchases of goods and services ($430.6 million) in accounts payable and accrued

PACCAR Inc – Form 10-Q

expenses compared to the first quarter of 2010. This was partially offset by higher cash used for Truck segment trade receivables and inventory ($328.7 million) and PFS segment wholesale receivables ($75.3 million), reflecting higher truck production compared to the first quarter of 2010.

Cash used in investing activities in the first quarter of 2011 was $850.7 million, an increase of $891.2 million compared to the cash provided by investing activities in the first quarter of 2010. In the first quarter of 2011, there were $498.9 million of higher net investments in marketable securities than in the first quarter of 2010. In addition, there were $173.6 million of increases in new loan and lease originations and $132.3 million of additional investments in equipment on operating leases in the PFS segment compared to the first quarter of 2010 due to higher operating lease lending volume and truck segment volume from increased new truck demand. There was $36.1 million of higher investment in property, plant and equipment in the first quarter of 2011 compared to the first quarter of 2010 to support new product programs.

Cash used in financing activities in the first quarter of 2011 was $10.4 million, $340.4 million lower than the first quarter of 2010. This was primarily due to $478.0 million from net borrowings on commercial paper and bank loans in 2011 instead of net repayments in 2010 and increased issuances of long-term debt of $122.4 million, partially offset by higher payments of term debt of $247.0 million.

Credit Lines and Other

The Company has line of credit arrangements of $3.67 billion, of which $3.40 billion was unused at the end of March 2011. Included in these arrangements are $3.0 billion of syndicated bank facilities. Of the $3.0 billion bank facilities, $1.0 billion matures in June 2011, $1.0 billion matures in June 2012 and $1.0 billion matures in June 2013. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the quarter ended March 31, 2011.

PACCAR Inc periodically files shelf registrations under the Securities Act of 1933. The total amount of medium-term notes outstanding for PACCAR Inc as of March 31, 2011 was $870.0 million. The current registration expires in the fourth quarter of 2011 and does not limit the principal amount of debt securities that may be issued during the period.

In November 2009, the Company’s U.S. finance subsidiary, PACCAR Financial Corp., filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of March 31, 2011 was $995.0 million. The registration expires in 2012 and does not limit the principal amount of debt securities that may be issued during the period.

As of March 31, 2011, the Company’s European finance subsidiary, PACCAR Financial Europe, had €900.0 million available for issuance under a €1.5 billion medium-term note program registered with the London Stock Exchange. The program was renewed in the fourth quarter of 2010 and is renewable annually through the filing of a new prospectus.

The Company believes its strong liquidity position and Standard and Poor’s A+ investment grade credit rating will continue to provide financial stability and excellent access to capital markets at competitive interest rates.

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Capital spending in 2011 is expected to increase to $400 to $500 million reflecting the acceleration of product development programs and expansion into South America.

Other information on liquidity and capital resources as presented in the 2010 Annual Report to Stockholders continues to be relevant.

PACCAR Inc – Form 10-Q

FORWARD-LOOKING STATEMENTS:

Certain information presented in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs or litigation; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

PACCAR Inc – Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2011. For additional information, refer to Item 7A as presented in the 2010 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

For Items 3 and 5, there was no reportable information for the three months ended March 31, 2011.

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company’s business or financial condition.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2010 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the three months ended March 31, 2011.

(c) Issuer purchases of equity securities.

There were no repurchases of PACCAR’s common stock in the three months ended March 31, 2011. On October 29, 2007, the Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of March 31, 2011, $292 million of shares have been repurchased under this plan. On July 8, 2008, the Company’s Board of Directors approved a new plan to repurchase up to an additional $300 million of the Company’s outstanding common stock. No repurchases have been made under this plan.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date May 6, 2011	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc – Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

(3)	(i)	Articles of Incorporation:

		(a)	Restated Certificate of Incorporation of PACCAR Inc (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005, File Number 001-14817).

		(b)	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008 (incorporated by reference to Exhibit 3(b) of the Quarterly Report on Form 10-Q of PACCAR Inc for the period ended March 31, 2008, File Number 001-14817).

	(ii)	Amended and Restated Bylaws of PACCAR Inc (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K of PACCAR Inc dated September 19, 2005, File Number 001-14817).

(4)		Instruments defining the rights of security holders, including indentures:

		(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between the PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4(c) of PACCAR Financial Corp.’s Annual Report on Form 10-K filed February 26, 2010, File Number 001-11677).

		(b)	Forms of Medium-Term Note, Series M (incorporated by reference to Exhibits 4.2 and 4.3 to PACCAR Financial Corp’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

		(c)	Form of InterNotes (incorporated by reference to Exhibit 4.4 to PACCAR Financial Corp.’s Registration Statement on Form S-3 dated November 20, 2009, Registration Number 333-163273).

		(d)	Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of PACCAR Inc’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

PACCAR Inc – Form 10-Q

(e)	Forms of Medium-Term Note, Series A (incorporated by reference to Exhibits 4.2A and 4.2B to PACCAR Inc’s Registration Statement on Form S-3 dated November 18, 2008, Registration Number 333-155429).

(f)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Euro Medium Term Note Programme of PACCAR Financial Europe B.V. and PACCAR Financial PLC. Incorporated by reference to Exhibit 4(f) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2009, File Number 001-14817).

(g)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10) Material Contracts:

(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan (incorporated by reference to Exhibit 10(a) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(b)	Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004). Incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the year ended December 31, 2005, File Number 001-14817.

(d)	Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Exhibit 10(d) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(e) of the Annual Report on Form 10-K dated February 27, 2009, File Number 001-14817).

(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference as Exhibit 99.3 to Current Report on Form 8-K of PACCAR Inc dated December 10, 2007, File Number 001-14817).

(g)	Amendment to Compensatory Arrangement with Non-employee Directors (incorporated by reference to Exhibit 10(h) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2005, File Number 001-14817).

(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (incorporated by reference to Appendix B of the 2010 Proxy Statement, dated March 10, 2011, File Number 001-14817).

(i)	PACCAR Inc Long Term Incentive Plan (incorporated by reference to Appendix A of the 2010 Proxy Statement, dated March 10, 2011, File Number 001-14817).

PACCAR Inc – Form 10-Q

(j)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K of PACCAR Inc dated January 20, 2005 and filed January 25, 2005, File Number 001-14817).

(k)	PACCAR Inc Long Term Incentive Plan, Amended Form of 2006 Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.2 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007, File Number 001-14817).

(l)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007, File Number 001-14817).

(m)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K dated February 26, 2010, File Number 001-14817).

(n)	PACCAR Inc Long Term Incentive Plan, Amended Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.3 of the Current Report on Form 8-K of PACCAR Inc dated January 31, 2007 and filed February 5, 2007, File Number 001-14817).

(o)	PACCAR Inc Long Term Incentive Plan, 2008 Form of Share Match Restricted Stock Award Agreement (incorporated by reference as Exhibit 99.1 to the Current Report on Form 8-K of PACCAR Inc dated February 5, 2008, File Number 001-14817).

(p)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective January 1, 2009 (incorporated by reference to Exhibit 10(r) to the Annual Report on Form 10-K dated March 1, 2011, File Number 001-14817).

(q)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities (incorporated by reference as Exhibit 10.1 of the Current Report on Form 8-K of PACCAR Inc filed May 16, 2007, File Number 001-14817).

(r)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities. (Incorporated by reference as Exhibit 10(o) of the Quarterly Report on Form 10-Q of PACCAR Inc for the quarter ended September 30, 2008, File Number 001-14817).

(12) Statements Re: Computation of Ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three month periods ended March 31, 2011 and 2010.

(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2006 - 2010 (incorporated by reference as Exhibit 12(a) of the Annual Report on Form 10-K of PACCAR Inc dated March 1, 2011, File Number 001-14817).

PACCAR Inc – Form 10-Q

(31) Rule 13a-14(a)/15d-14(a) Certifications

(a)	Certification of Principal Executive Officer.

(b)	Certification of Principal Financial Officer.

(32) Section 1350 Certifications:

(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.