Form 10-Q
period 2011-06-30
PACCAR INC
filed 2011-08-08
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

Commission File No. 001-14817

PACCAR Inc

(Exact name of registrant as specified in its charter)

Delaware	91-0351110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 – 106th Ave. N.E., Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

(425) 468-7400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $1 par value—365,516,212 shares as of July 31, 2011

PACCAR Inc - Form 10-Q

PACCAR Inc - Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited) (Millions Except Per Share Amounts)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
TRUCK AND OTHER:
Net sales and revenues	$3,702.7	$2,224.8	$6,745.3	$4,209.1

Cost of sales and revenues	3,231.1	1,954.9	5,863.4	3,722.7
Research and development	77.5	58.4	145.9	113.2
Selling, general and administrative	108.6	97.3	218.5	191.4
Interest and other (income) expense, net	(.9)	3.9	3.1	8.1

	3,416.3	2,114.5	6,230.9	4,035.4

Truck and Other Income Before Income Taxes	286.4	110.3	514.4	173.7

FINANCIAL SERVICES:
Interest and fees	105.4	105.0	206.9	215.0
Operating lease, rental and other income	152.6	134.3	292.1	270.7

Revenues	258.0	239.3	499.0	485.7

Interest and other borrowing expenses	46.1	54.5	92.6	111.6
Depreciation and other	119.4	110.9	229.9	232.2
Selling, general and administrative	24.6	22.5	47.8	44.0
Provision for losses on receivables	11.0	17.4	21.5	35.8

	201.1	205.3	391.8	423.6

Financial Services Income Before Income Taxes	56.9	34.0	107.2	62.1
Investment income	9.9	4.3	17.9	8.8

Total Income Before Income Taxes	353.2	148.6	639.5	244.6

Income taxes	113.5	49.0	206.5	76.7

Net Income	$239.7	$99.6	$433.0	$167.9

Net Income Per Share:
Basic	$.66	$.27	$1.18	$.46
Diluted	$.65	$.27	$1.18	$.46

Weighted Average Common Shares Outstanding:
Basic	365.9	364.9	365.8	364.7
Diluted	367.2	366.0	367.2	365.9

Dividends declared per share	$.12	$.09	$.24	$.18

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Consolidated Balance Sheets (Millions)	June 30 2011	December 31 2010*
	(Unaudited)
ASSETS
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,800.4	$1,982.0
Trade and other receivables, net	971.4	610.4
Marketable debt securities	1,053.0	450.5
Inventories, net	742.7	534.0
Other current assets	266.5	218.6

Total Truck and Other Current Assets	4,834.0	3,795.5

Equipment on operating leases, net	680.1	536.2
Property, plant and equipment, net	1,818.9	1,673.7
Other noncurrent assets, net	279.2	350.5

Total Truck and Other Assets	7,612.2	6,355.9

FINANCIAL SERVICES:
Cash and cash equivalents	72.2	58.8
Finance and other receivables, net	6,526.6	6,070.9
Equipment on operating leases, net	1,741.3	1,483.1
Other assets	348.7	265.4

Total Financial Services Assets	8,688.8	7,878.2

	$16,301.0	$14,234.1

*	The December 31, 2010 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Consolidated Balance Sheets (Millions)	June 30 2011	December 31 2010*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
TRUCK AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,473.2	$1,676.5
Current portion of long-term debt	24.4	23.5

Total Truck and Other Current Liabilities	2,497.6	1,700.0

Long-term debt	150.0	150.0
Residual value guarantees and deferred revenues	716.1	563.8
Other liabilities	339.3	370.3

Total Truck and Other Liabilities	3,703.0	2,784.1

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	271.5	275.9
Commercial paper and bank loans	3,475.1	2,371.7
Term notes	2,233.5	2,730.8
Deferred taxes and other liabilities	703.9	713.8

Total Financial Services Liabilities	6,684.0	6,092.2

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 1.2 billion shares, issued 365.5 million shares	365.5	365.3
Additional paid-in capital	117.6	105.1
Retained earnings	5,191.5	4,846.1
Accumulated other comprehensive income	239.4	41.3

Total Stockholders’ Equity	5,914.0	5,357.8

	$16,301.0	$14,234.1

*	The December 31, 2010 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited) (Millions) Six Months Ended June 30	2011	2010
OPERATING ACTIVITIES:
Net income	$433.0	$167.9
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	97.2	93.7
Equipment on operating leases and other	234.2	223.1
Provision for losses on financial services receivables	21.5	35.8
Other	(58.4)	(39.1)
Change in operating assets and liabilities:
Trade and other receivables	(343.7)	(61.4)
Wholesale receivables on new trucks	(210.3)	77.4
Sales-type finance leases and dealer direct loans on new trucks	19.7	88.3
Inventories	(177.4)	112.7
Accounts payable and accrued expenses	555.0	104.1
Income taxes, warranties and other	221.2	(3.0)

Net Cash Provided by Operating Activities	792.0	799.5

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(1,175.7)	(738.3)
Collections on retail loans and direct financing leases	1,018.3	973.1
Marketable securities purchases	(1,202.3)	(262.6)
Marketable securities sales and maturities	636.4	185.2
Payments for property, plant and equipment	(117.5)	(47.8)
Acquisition of equipment for operating leases	(718.0)	(327.5)
Proceeds from asset disposals	175.0	202.6
Other	(18.1)	2.3

Net Cash Used in Investing Activities	(1,401.9)	(13.0)

FINANCING ACTIVITIES:
Cash dividends paid	(87.7)	(65.5)
Stock compensation transactions	4.4	7.6
Net increase (decrease) in commercial paper and short-term bank loans	1,007.7	(718.1)
Proceeds from term debt	482.4	641.0
Payments of term debt	(1,044.1)	(539.3)

Net Cash Provided by (Used in) Financing Activities	362.7	(674.3)
Effect of exchange rate changes on cash	79.0	(126.1)

Net Decrease in Cash and Cash Equivalents	(168.2)	(13.9)
Cash and cash equivalents at beginning of period	2,040.8	1,912.0

Cash and cash equivalents at end of period	$1,872.6	$1,898.1

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2010.

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

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Additional shares	1,314,000	1,182,000	1,339,000	1,124,000
Antidilutive options	671,000	2,142,000	769,000	2,142,000

Reclassifications: The Company made reclassifications to the prior year to conform to the 2011 presentation. The Company has reclassified the impairment losses related to repossessed equipment on operating lease in the Financial Services segment from Provision for losses on receivables to Depreciation and other in the Consolidated Statements of Income and Consolidated Statements of Cash Flows. In addition, the Company has reclassified proceeds for the sale of repossessed assets relating to finance receivables from Collections on retail loans and direct financing leases to Proceeds from asset disposals in the Consolidated Statements of Cash Flows.

The reclassifications are summarized below:

	Three Months Ended June 30		Six Months Ended June 30
	Before	After	Before	After
Consolidated Statements of Income
Depreciation and other	$108.1	$110.9	$226.1	$232.2
Provision for losses on receivables	20.2	17.4	41.9	35.8

Consolidated Statements of Cash Flows
Operating Activities:
Depreciation of equipment on operating leases and other			$217.0	$223.1
Provision for losses on financial services receivables			41.9	35.8

Investing Activities:
Collections on retail loans and direct financing leases			$1,058.7	$973.1
Proceeds from asset disposals			117.0	202.6

New Accounting Pronouncements: In April 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 gives additional guidance to companies to assist in determining troubled debt restructurings. ASU 2011-02 is effective for reporting periods beginning on or after June 15, 2011; the Company does not expect the implementation of ASU 2011-02 to have a significant impact on the Company’s consolidated financial statements.

PACCAR Inc - Form 10-Q

NOTE B – Investments in Marketable Debt Securities

The Company’s investments in marketable debt securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income.

Marketable debt securities at June 30, 2011 consisted of the following:

At June 30, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$381.1	$2.9		$384.0
U.S. government and agency securities	2.5			2.5
U.S. corporate securities	41.2	.4		41.6
Non U.S. corporate securities	175.6	.4	$.4	175.6
Non U.S. government securities	364.1	1.1	1.2	364.0
Other debt securities	85.1	.2		85.3

	$1,049.6	$5.0	$1.6	$1,053.0

Marketable debt securities at December 31, 2010 consisted of the following:

At December 31, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$364.9	$.8	$.3	$365.4
U.S. government and agency securities	2.7			2.7
U.S. corporate securities	27.3	.3		27.6
Non U.S. corporate securities	37.0			37.0
Other debt securities	17.8			17.8

	$449.7	$1.1	$.3	$450.5

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest, dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. The proceeds from sales and maturities of marketable debt securities for the six months ended June 30, 2011 were $636.4. Gross realized gains were $.6 and $.7 for the six months ended June 30, 2011 and 2010, respectively, with realized losses of $.4 and $.1 for the six months ended June 30, 2011 and 2010, respectively.

The Company evaluates its investments in marketable debt securities at the end of each reporting period to determine if a decline in fair value is other than temporary.

Contractual maturities on these securities at June 30, 2011 were as follows:

Maturities:	Amortized Cost	Fair Value
Within one year	$309.8	$310.2
One to five years	739.8	742.8

	$1,049.6	$1,053.0

Marketable debt securities included nil and $12.2 of variable rate demand obligations (VRDOs) at June 30, 2011 and December 31, 2010, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically.

PACCAR Inc - Form 10-Q

NOTE C – Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the United States is determined principally by the last in, first out (LIFO) method. Cost of all other inventories is determined principally by the first in, first out (FIFO) method.

Inventories include the following:

	June 30 2011	December 31 2010
Finished products	$401.6	$370.1
Work in process and raw materials	503.2	322.2

	904.8	692.3
Less LIFO reserve	(162.1)	(158.3)

	$742.7	$534.0

Under the LIFO method of accounting (used for approximately 44% of June 30, 2011 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE D – Finance and Other Receivables

Finance and other receivables include the following:

	June 30 2011	December 31 2010
Loans	$2,881.5	$2,713.9
Retail direct financing leases	2,080.5	2,005.0
Sales-type finance leases	678.1	703.6
Dealer wholesale financing	1,247.7	983.4
Interest and other receivables	93.6	109.3
Unearned interest on finance leases	(305.7)	(299.3)

	6,675.7	6,215.9
Less allowance for losses:
Loans, leases and other	(139.4)	(137.5)
Dealer wholesale financing	(9.7)	(7.5)

	$6,526.6	$6,070.9

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

Allowance for Credit Losses

The Company continuously monitors the performance of all its finance receivables by reviewing payment performance. In addition, for large customers and dealer wholesale financing accounts, the Company

PACCAR Inc - Form 10-Q

regularly monitors their financial statements and makes appropriate customer contact. If the Company becomes aware of circumstances with those customers or dealers that could lead to financial difficulty, whether or not they are past-due, the accounts are placed on a watch list. In determining the allowance for credit losses, loans and finance leases are evaluated together since they relate to a similar customer base and their contractual terms require regular payment of principal and interest generally over 36 to 60 months and they are secured by the same type of collateral. The Company collectively and individually evaluates its finance receivables and the allowance for credit losses consists of both general and specific reserves.

The Company individually evaluates certain finance receivables for impairment. Finance receivables which are evaluated individually consist of customers on non-accrual status, all wholesale accounts and certain large retail accounts with past-due balances or that otherwise are deemed to be at a higher risk of credit loss and loans which have been modified as troubled debt restructurings. A receivable is considered impaired if it is probable the Company will be unable to collect all contractual interest and principal payments as scheduled. Impaired receivables are individually evaluated to determine the amount of impairments and these receivables are considered collateral dependent. Accordingly, the evaluation of individual reserves is based on the fair value less costs to sell the associated collateral. When the underlying collateral fair value exceeds the Company’s loss exposure, no individual reserve is recorded. The Company uses a pricing model to value the underlying collateral on a quarterly basis. The fair value of the collateral is determined based on management’s evaluation of numerous factors such as the make, model and year of the equipment, overall condition of the equipment, primary method of distribution for the equipment, recent sales prices of comparable equipment and economic trends affecting used equipment values.

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

PACCAR Inc - Form 10-Q

The allowance for credit losses is summarized as follows:

	2011
	Wholesale	Retail	Total
Balance at January 1	$7.5	$137.5	$145.0
Provision for losses	2.3	19.2	21.5
Charge-offs	(.5)	(26.4)	(26.9)
Recoveries		5.3	5.3
Currency translation	.4	3.8	4.2

Balance at June 30	$9.7	$139.4	$149.1

Information regarding finance receivables summarized by those evaluated collectively and individually is as follows:

At June 30, 2011	Wholesale	Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$30.7	$121.6	$152.3
Allowance for finance receivables evaluated individually	$2.0	$35.4	$37.4
Recorded investment for finance receivables evaluated collectively	$1,217.0	$5,212.8	$6,429.8
Allowance for finance receivables evaluated collectively	$7.7	$104.0	$111.7

At December 31, 2010
Recorded investment for impaired finance receivables evaluated individually	$3.4	$150.0	$153.4
Allowance for finance receivables evaluated individually	$1.3	$33.6	$34.9
Recorded investment for finance receivables evaluated collectively	$980.0	$4,973.2	$5,953.2
Allowance for finance receivables evaluated collectively	$6.2	$103.9	$110.1

The recorded investment of finance receivables that are on non-accrual status in the wholesale, fleet and owner/operator portfolio classes as defined below as of June 30, 2011 was $30.7, $76.7 and $21.0, respectively. The recorded investment of finance receivables on non-accrual status as of December 31, 2010 was $3.4, $72.2 and $33.9, respectively.

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

PACCAR Inc - Form 10-Q

All impaired loans have a specific reserve and are summarized as follows:

At June 30, 2011	Wholesale	Fleet	Owner / Operator	Total
Impaired loans with specific reserve	$30.7	$34.3	$11.7	$76.7
Associated allowance	(2.0)	(8.0)	(2.7)	(12.7)

Net carrying amount of impaired loans	$28.7	$26.3	$9.0	$64.0

Unpaid principal balance	$30.7	$34.3	$11.7	$76.7
Average recorded investment*	$9.5	$39.8	$18.2	$67.5

Interest income recognized on a cash basis:
Three months ended June 30, 2011	$.3	$.6	$.4	$1.3
Six months ended June 30, 2011	$.3	$.9	$.5	$1.7
* Represents the average during the 12 months ended June 30, 2011.

At December 31, 2010
Impaired loans with specific reserve	$3.4	$21.5	$17.8	$42.7
Associated allowance	(1.3)	(4.4)	(3.8)	(9.5)

Net carrying amount of impaired loans	$2.1	$17.1	$14.0	$33.2

Unpaid principal balance	$3.4	$21.5	$17.8	$42.7

The balance of troubled debt restructurings was $15.3 and $6.5 at June 30, 2011 and December 31, 2010, respectively.

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

PACCAR Inc - Form 10-Q

The table below summarizes the Company’s finance receivables by credit quality indicator and portfolio class. Performing accounts are paying in accordance with the contractual terms and are not considered to be of high risk. Watch accounts include past-due and large high risk accounts that are not impaired. At-risk includes customer accounts that are impaired.

At June 30, 2011	Wholesale	Fleet	Owner / Operator	Total
Performing	$1,215.4	$3,777.5	$1,399.9	$6,392.8
Watch	1.6	17.1	18.3	37.0
At-risk	30.7	100.6	21.0	152.3

	$1,247.7	$3,895.2	$1,439.2	$6,582.1

At December 31, 2010
Performing	$966.2	$3,544.0	$1,359.4	$5,869.6
Watch	13.8	46.6	23.2	83.6
At-risk	3.4	115.1	34.9	153.4

	$983.4	$3,705.7	$1,417.5	$6,106.6

The Company uses historical data and an impairment assessment of the condition of its customers and the economy to estimate default rates for each credit quality indicator.

The table below summarizes the Company’s finance receivables by aging category. Customer accounts that were greater than 30 days past due prior to modification become current upon modification for aging purposes.

At June 30, 2011	Wholesale	Fleet	Owner / Operator	Total
Current and up to 30 days past-due	$1,217.1	$3,809.7	$1,399.9	$6,426.7
31 – 60 days past-due	1.6	15.2	14.6	31.4
Greater than 60 days past-due	29.0	70.3	24.7	124.0

	$1,247.7	$3,895.2	$1,439.2	$6,582.1

At December 31, 2010
Current and up to 30 days past-due	$966.2	$3,581.1	$1,359.5	$5,906.8
31 – 60 days past-due	7.7	48.5	19.7	75.9
Greater than 60 days past-due	9.5	76.1	38.3	123.9

	$983.4	$3,705.7	$1,417.5	$6,106.6

Repossessions

When the Company determines that a customer in default is not likely to meet their contractual commitments, the Company repossesses the vehicles which serve as collateral for loans and finance leases, and equipment on operating leases. The Company records the repossessed vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at June 30, 2011 and December 31, 2010 was $10.4 and $15.6, respectively. Proceeds from the sales of repossessed assets were $47.2 and $85.6 for the six months ended June 30, 2011 and 2010, respectively. These amounts are included in Proceeds from asset disposals on the Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other on the Consolidated Statements of Income.

NOTE E – Product Support Liabilities

Product support liabilities include reserves related to product warranties, optional extended warranties and repair and maintenance (R&M) contracts. The Company generally offers one-year warranties

PACCAR Inc - Form 10-Q

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

Changes in warranty and R&M reserves are summarized as follows:

	2011	2010
Balance at January 1	$372.2	$386.4
Cost accruals and revenue deferrals	137.5	84.5
Payments and revenue recognized	(101.3)	(99.2)
Currency translation	19.6	(37.2)

Balance at June 30	$428.0	$334.5

NOTE F – Stockholders’ Equity

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of any related tax, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net income	$239.7	$99.6	$433.0	$167.9
Other comprehensive income (loss):
Currency translation gains (losses)	63.2	(184.7)	184.7	(254.9)
Derivative contracts (decrease) increase	(4.7)	7.1	8.4	16.5
Marketable securities increase	3.2	.3	1.7	.1
Employee benefit plans increase	4.2	4.5	3.3	11.2

Net other comprehensive income (loss)	65.9	(172.8)	198.1	(227.1)

Comprehensive income (loss)	$305.6	$(73.2)	$631.1	$(59.2)

In the three and six months ended June 30, 2011, currency translation gains are primarily due to increases in the euro.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income was comprised of the following:

	June 30 2011	December 31 2010
Currency translation adjustment	$555.8	$371.1
Net unrealized losses on derivative contracts	(9.5)	(17.9)
Net unrealized investment gains	2.2	.5
Employee benefit plans	(309.1)	(312.4)

Total accumulated other comprehensive income	$239.4	$41.3

PACCAR Inc - Form 10-Q

Stock Compensation Plans

Stock-based compensation expense was $1.5 and $8.5 for the three and six months ended June 30, 2011, respectively, and $2.2 and $3.8 for the three and six months ended June 30, 2010, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $.3 and $.7 for the three and six months ended June 30, 2011, respectively, and $1.3 and $2.1 for the three and six months ended June 30, 2010, respectively, and have been classified as a financing cash flow.

During the first half of 2011, the Company issued 206,369 common shares under deferred and stock compensation arrangements.

NOTE G – Income Taxes

The effective income tax rate was 32.1% and 32.3% in the second quarter and first half of 2011, respectively, compared to 33.0% and 31.4% in the second quarter and first half of 2010.

NOTE H—Contingencies

On July 15, 2011, the National Labor Relations Board (NLRB) ruled unanimously that the Company is not required to compensate former employees of the Peterbilt plant in Madison, Tennessee for wages and benefits during the work stoppage that ended on April 6, 2009. The NLRB decision reversed the ruling of the administrative law judge dated October 28, 2010. The Company believes that it will prevail if the union appeals the NLRB decision to the federal appellate court and the likelihood of an adverse outcome to the Company is remote.

PACCAR Inc - Form 10-Q

NOTE I – Segment Information

The Company operates in two principal segments, Truck and Financial Services.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net sales and revenues:
Truck
Total	$3,947.3	$2,274.7	$7,130.4	$4,331.0
Less intersegment	(272.9)	(71.2)	(437.9)	(161.8)

External customers	3,674.4	2,203.5	6,692.5	4,169.2
All other	28.3	21.3	52.8	39.9

	3,702.7	2,224.8	6,745.3	4,209.1
Financial Services	258.0	239.3	499.0	485.7

	$3,960.7	$2,464.1	$7,244.3	$4,694.8

Income (loss) before income taxes:
Truck	$290.3	$114.2	$531.0	$180.8
All other	(3.9)	(3.9)	(16.6)	(7.1)

	286.4	110.3	514.4	173.7
Financial Services	56.9	34.0	107.2	62.1
Investment income	9.9	4.3	17.9	8.8

	$353.2	$148.6	$639.5	$244.6

Depreciation and amortization:
Truck	$79.1	$66.0	$157.5	$137.4
All other	2.3	2.3	4.5	4.5

	81.4	68.3	162.0	141.9
Financial Services	87.6	83.1	169.4	174.9

	$169.0	$151.4	$331.4	$316.8

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

At June 30, 2011, the notional amount of the Company’s interest-rate contracts was $2,991.8. Notional maturities for all interest-rate contracts are $417.5 for the remainder of 2011, $731.9 for 2012, $590.0 for 2013, $881.4 for 2014, $348.8 for 2015 and $22.2 thereafter. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR Inc - Form 10-Q

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At June 30, 2011, the notional amount of the outstanding foreign-exchange contracts was $349.6. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classifications and fair value of derivative financial instruments designated under hedge accounting:

	June 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$8.6		$9.1
Deferred taxes and other liabilities		$112.5		$107.5
Foreign-exchange contracts:
Truck and Other:
Other current assets	4.9		.9
Accounts payable, accrued expenses and other		.2		1.1

	$13.5	$112.7	$10.0	$108.6

The following table presents the balance sheet classifications and fair value of derivative financial instruments designated as economic hedges:

	June 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Economic hedges:
Interest-rate contracts:
Financial Services:
Deferred taxes and other liabilities		$3.6		$3.5
Foreign-exchange contracts:
Truck and Other:
Other current assets	$.6		$.1
Accounts payable, accrued expenses and other		1.2		.3
Financial Services:
Other assets	.1
Deferred taxes and other liabilities				.2

	$.7	$4.8	$.1	$4.0

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was included in Interest and other borrowing expenses in the Financial Services segment as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Interest-rate swaps	$(1.0)	$(.7)	$.5	$(1.7)
Term notes	$.9	$.7	$(.7)	$1.8

PACCAR Inc - Form 10-Q

Cash Flow Hedges

The majority of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in Accumulated other comprehensive income to the extent such hedges are considered effective.

Amounts in Accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to cost of sales or to Financial Services interest expense, consistent with the hedged transaction. The ineffective portions were a gain of $.4 and a loss of $.1 during the second quarter of 2011 and 2010 and were gains of $.8 and nil during the first six months of 2011 and 2010, respectively.

The following table presents the pre-tax effects of derivative instruments recognized in Other comprehensive income (loss) (OCI):

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Loss (gain) recognized in OCI:
Truck and Other		$(3.1)		$(7.7)
Financial Services	$29.2		$28.6

	$29.2	$(3.1)	$28.6	$(7.7)

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Loss recognized in OCI:
Truck and Other		$2.0		$2.5
Financial Services	$2.8		$20.8

	$2.8	$2.0	$20.8	$2.5

PACCAR Inc - Form 10-Q

Expense (income) reclassified from Accumulated other comprehensive income into income:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Interest-rate	Foreign-exchange	Interest-rate	Foreign-exchange
	Contracts	Contracts	Contracts	Contracts
Truck and Other:
Cost of sales and revenues		$(3.1)		$(2.6)
Financial Services:
Interest and other borrowing expenses	$22.6		$36.5

	$22.6	$(3.1)	$36.5	$(2.6)

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Truck and Other:
Cost of sales and revenues		$.9		$1.0
Interest and other (income) expense, net		.5		.9
Financial Services:
Interest and other borrowing expenses	$13.6		$44.7

	$13.6	$1.4	$44.7	$1.9

Of the $9.5 accumulated net loss on derivative contracts included in Accumulated other comprehensive income as of June 30, 2011, $40.2 of losses, net of taxes, is estimated to be reclassified to interest expense or cost of sales in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

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

PACCAR Inc - Form 10-Q

The (income) expense recognized in earnings related to economic hedges is as follows:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Interest-rate	Foreign-exchange	Interest-rate	Foreign-exchange
	Contracts	Contracts	Contracts	Contracts
Truck and Other:
Cost of sales and revenues		$(.1)
Financial Services:
Interest and other borrowing expenses	$(.3)	(1.0)		$(1.1)

	$(.3)	$(1.1)		$(1.1)

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Truck and Other:
Cost of sales and revenues		$(.2)		$.1
Interest and other (income) expense, net	$(2.4)	(4.6)	$(.9)	1.8
Financial Services:
Interest and other borrowing expenses	(2.8)		(8.1)	(.1)

	$(5.2)	$(4.8)	$(9.0)	$1.8

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

Marketable Debt Securities: The Company’s marketable debt securities consist of municipal bonds, government obligations, investment-grade corporate obligations, commercial paper, asset-backed securities and term deposits. The fair value of U.S. government obligations is based on quoted prices in active markets. These are categorized as Level 1. The fair value of non U.S. government bonds, municipal bonds, corporate bonds, asset-backed securities, commercial paper and term deposits is estimated using an industry standard valuation model, which is based on the income approach. The significant inputs into the valuation model include quoted interest rates, yield curves, credit rating of the security and other observable market information. These are categorized as Level 2.

PACCAR Inc - Form 10-Q

Derivative Financial Instruments: The Company’s derivative contracts consist of interest-rate swaps, cross currency swaps and foreign currency exchange contracts. These derivative contracts are over the counter and their fair value is determined using industry standard valuation models, which are based on the income approach. The significant inputs into the valuation models include market inputs such as interest rates, currency exchange rates, credit default swap spreads and forward rates. These contracts are categorized as Level 2.

The Company’s financial assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At June 30, 2011	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$384.0	$384.0
U.S. government and agency securities	$2.5		2.5
U.S. corporate securities		41.6	41.6
Non U.S. corporate securities		175.6	175.6
Non U.S. government securities		364.0	364.0
Other		85.3	85.3

Total marketable debt securities	$2.5	$1,050.5	$1,053.0

Derivatives
Interest-rate swaps		$5.8	$5.8
Cross currency swaps		2.8	2.8
Foreign-exchange contracts		5.6	5.6

Total derivative assets		$14.2	$14.2

Liabilities:
Derivatives
Interest-rate swaps		$25.6	$25.6
Cross currency swaps		90.5	90.5
Foreign-exchange contracts		1.4	1.4

Total derivative liabilities		$117.5	$117.5

PACCAR Inc - Form 10-Q

At December 31, 2010	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$365.4	$365.4
U.S. government and agency securities	$2.7		2.7
U.S. corporate securities		27.6	27.6
Non U.S. corporate securities		37.0	37.0
Other		17.8	17.8

Total marketable debt securities	$2.7	$447.8	$450.5

Derivatives
Interest-rate swaps		$5.8	$5.8
Cross currency swaps		3.3	3.3
Foreign-exchange contracts		1.0	1.0

Total derivative assets		$10.1	$10.1

Liabilities:
Derivatives
Interest-rate swaps		$37.2	$37.2
Cross currency swaps		73.8	73.8
Foreign-exchange contracts		1.6	1.6

Total derivative liabilities		$112.6	$112.6

Other assets that are measured at fair value on a nonrecurring basis are as follows:

	June 30 2011	December 31 2010
	Level 2	Level 2
Impaired loans:
Financial Services	$64.0	$33.2

Used trucks held for sale:
Truck and Other	$19.8	$20.0
Financial Services	54.8	38.2

	$74.6	$58.2

The carrying amount of collateral dependent impaired loans and used trucks held for sale are adjusted when appropriate to reflect their fair value. The fair value of used trucks and collateral dependent impaired loans are determined from a matrix pricing model, which is based on the market approach. The significant observable inputs into the valuation model are recent sales prices of comparable units, the condition of the vehicles and the number of similar units to be sold.

Used truck write-downs during the three and six months ended June 30, 2011 were $.4 and $1.3, respectively, and were recorded as cost of sales in the truck segment. Used truck write-downs during the three and six months ended June 30, 2010 were $3.2 and $10.8, respectively. Of the $10.8 year to date cost, $3.7 was recorded as cost of sales in the truck segment and $7.1 was recorded in the financial services segment (operating lease depreciation expense of $6.4 and credit losses of $.7).

The Company used the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Cash and Cash Equivalents: Carrying amounts approximate fair value.

PACCAR Inc - Form 10-Q

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

Trade Receivables and Payables: Carrying amounts approximate fair value.

Fixed-rate loans and debt that are not carried at approximate fair value at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Financial Services fixed-rate loans	$2,555.3	$2,587.3	$2,444.1	$2,483.3

Liabilities:
Truck and Other fixed-rate debt	$174.4	$197.0	$173.5	$196.9
Financial Services fixed-rate debt	$1,636.8	$1,712.2	$1,870.7	$1,967.9

NOTE L – Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Service cost	$11.6	$9.1	$22.7	$18.5
Interest on projected benefit obligation	20.9	18.9	40.8	38.0
Expected return on assets	(26.4)	(24.4)	(52.6)	(48.6)
Amortization of prior service costs	.3	.4	.7	.9
Recognized actuarial loss	6.8	3.6	13.2	7.2

Net pension expense	$13.2	$7.6	$24.8	$16.0

During the three and six months ended June 30, 2011, the Company contributed $2.7 and $6.8 to its pension plans, respectively.

PACCAR Inc - Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consolidated net sales and revenues in the second quarter and first half of 2011 were $3.96 billion and $7.24 billion, an increase of $1.50 billion and $2.55 billion from the same periods in 2010. The increases are mainly due to higher truck deliveries and aftermarket parts sales in the Company’s primary markets from improving economic conditions. Truck unit sales increased in the second quarter of 2011 to 34,100 units from 18,600 units in the second quarter of 2010 and increased to 61,600 from 35,100 in the first half of the year. Aftermarket parts sales in the second quarter and first half of 2011 increased to $.64 billion and $1.26 billion from $.54 billion and $1.04 billion in the same periods in 2010.

Second quarter 2011 net income increased to $239.7 million ($.65 per diluted share) compared to $99.6 million ($.27 per diluted share) in the second quarter of 2010. First half 2011 net income increased to $433.0 million ($1.18 per diluted share) compared to $167.9 million ($.46 per diluted share) in the first half of 2010. Both increases were primarily due to higher sales and margins in the Truck segment.

PACCAR Financial Services assets increased to $8.69 billion at June 30, 2011 from $7.88 billion at December 31, 2010 and second quarter 2011 pre-tax income improved to $56.9 million compared to $34.0 million in the second quarter of 2010. First half 2011 pre-tax income improved to $107.2 million compared to $62.1 million in the first half of 2010. The higher levels of assets and profits reflect improving truck sales and enhanced dealer deliveries. PACCAR issued $482.4 million of medium-term notes during the first half of 2011.

Second quarter and first half 2011 total net sales and revenues and income before income taxes were positively affected by the translation of stronger foreign currencies primarily due to the euro. The translation effect increased second quarter 2011 net sales and revenues by $192.0 million and income before income taxes by $18.7 million. The translation effect increased first half 2011 net sales and revenues by $208.7 million and income before income taxes by $24.5 million.

Truck Outlook

Improving economic conditions are expected to result in an increase in the Company’s truck production and aftermarket parts sales. Industry retail sales for the heavy-duty truck market in the U.S. and Canada are expected to be in the range of 180,000 – 200,000 units, up 40% to 60% from 2010. The Company has lowered the range due to the uneven economic recovery and supplier capacity constraints, especially tires and chassis components. In Europe, the 2011 market size of 15-tonne and above vehicles is expected to be in the range of 230,000 – 250,000 units, up 25% to 35% from 2010. The Company’s capital investments in 2011 are expected to increase to $400 to $500 million reflecting the acceleration of product development programs and South American expansion. Research and development (R&D) in 2011 is expected to be $275 to $300 million, focusing on manufacturing efficiency improvements, engine development and new product programs. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

Financial Services Outlook

Average earning assets in 2011 are expected to grow approximately 5% – 10% from 2010 from increased new business financing due to improving truck deliveries. The Company’s customers are benefiting from increased freight tonnage and rates that are contributing to improvements in customers’ productivity as

PACCAR Inc - Form 10-Q

well as profitability. If the improved economic conditions continue, it may result in continued lower levels of past-due accounts, truck repossessions and net charge-offs. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

RESULTS OF OPERATIONS:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net sales and revenues:
Truck	$3,674.4	$2,203.5	$6,692.5	$4,169.2
Other	28.3	21.3	52.8	39.9

Truck and other	3,702.7	2,224.8	6,745.3	4,209.1
Financial Services	258.0	239.3	499.0	485.7

	$3,960.7	$2,464.1	$7,244.3	$4,694.8

Income (loss) before taxes:
Truck	$290.3	$114.2	$531.0	$180.8
Other	(3.9)	(3.9)	(16.6)	(7.1)

Truck and Other	286.4	110.3	514.4	173.7
Financial Services	56.9	34.0	107.2	62.1
Investment income	9.9	4.3	17.9	8.8
Income taxes	(113.5)	(49.0)	(206.5)	(76.7)

Net income	$239.7	$99.6	$433.0	$167.9

Diluted earnings per share	$.65	$.27	$1.18	$.46

Return on Revenues	6.1%	4.0%	6.0%	3.6%

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

2011 Compared to 2010:

Truck

The Company’s truck segment accounted for 93% and 92% of revenues in the second quarter and first half of 2011 compared to 89% in both the second quarter and first half of 2010.

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	% Change	2011	2010	% Change
Truck net sales and revenues:
U.S. and Canada	$1,922.9	$1,071.6	79	$3,368.5	$2,078.3	62
Europe	1,235.5	726.6	70	2,344.0	1,422.5	65
Mexico, Australia and Other	516.0	405.3	27	980.0	668.4	47

	$3,674.4	$2,203.5	67	$6,692.5	$4,169.2	61

Truck income before income taxes	$290.3	$114.2	154	$531.0	$180.8	194

PACCAR Inc - Form 10-Q

The Company’s worldwide truck and parts sales and revenues in the second quarter and first half of 2011 increased 67% and 61% compared to the same periods in 2010. Both increases were due to higher market demand, primarily in the U.S. and Canada and Europe.

Truck segment income before income taxes increased 154% and 194% in the second quarter and first half of 2011 from the same periods in 2010. Both of the increases were due to higher truck unit sales and margins and higher aftermarket parts sales and margins, partially offset by increases in R&D and selling, general and administrative (SG&A) expenses from a higher level of business activity. Second quarter and first half of 2011 truck income before income taxes was also affected by the translation of stronger foreign currencies primarily the euro. The translation effect of all currencies increased second quarter and first half income before income taxes by $16.9 million and $21.6 million, respectively.

The Company’s new truck deliveries are summarized below:

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	% Change	2011	2010	% Change
United States	14,400	6,400	125	24,400	13,400	82
Canada	2,800	1,800	56	4,800	3,500	37

U.S. and Canada	17,200	8,200	110	29,200	16,900	73
Europe	12,800	7,200	78	24,400	13,100	86
Mexico, Australia and Other	4,100	3,200	28	8,000	5,100	57

Total units	34,100	18,600	83	61,600	35,100	75

Sales and revenues in the U.S. and Canada during the second quarter and first half of 2011 increased 79% and 62% compared to the second quarter and first half of 2010, reflecting 110% and 73% increases in new truck deliveries, respectively, as well as 15% and 20% increases in parts sales, respectively. The truck market in the U.S. and Canada continues to improve from the recessionary levels of 2010 on higher freight volumes and the need to replace an aging truck fleet. Industry retail sales in the heavy-duty market in the U.S. and Canada increased 44% to 83,400 units in the first half of 2011 from 58,000 units in the first half of 2010. The Company’s heavy-duty truck market share was 26.7% in the first half of 2011 compared to 23.0% in the first half of 2010.

In the second quarter and first half of 2011, European net sales and revenues increased 70% to $1.24 billion and 65% to $2.34 billion from the comparable periods in 2010. The higher net sales and revenues in the second quarter and first half of 2011 resulted from increases of 78% and 86% in new truck deliveries, respectively, as well as 24% and 21% increases in parts sales, respectively, and a stronger euro, partially offset by lower truck market share. The 15-tonne and above truck market size in Western and Central Europe increased to 122,800 units in the first half of 2011 from 81,700 units in the first half of 2010. The Company’s market share was 15.3% in the first half of 2011 compared to 16.2% in the first half of 2010.

Sales and revenues in Mexico, Australia and other markets increased in the second quarter and first half of 2011 primarily due to higher new truck deliveries in Mexico and Latin America.

PACCAR Inc - Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues, and gross margin for the three months ended June 30, 2011 are as follows:

	Net Sales	Cost of Sales	Gross Margin
Three Months Ended June 30, 2010	$2,203.5	$1,937.6	$265.9
Increase (decrease)
Truck delivery volume	1,047.2	905.3	141.9
Average truck sales prices	169.9		169.9
Average per truck material, labor and other direct costs		82.8	(82.8)
Factory overhead, warehouse and other indirect costs		82.6	(82.6)
Aftermarket parts volume	54.6	36.1	18.5
Average aftermarket parts sales prices	19.4		19.4
Average aftermarket parts direct costs		9.1	(9.1)
Currency translation	179.8	153.2	26.6

Total increase	1,470.9	1,269.1	201.8

Three Months Ended June 30, 2011	$3,674.4	$3,206.7	$467.7

Truck delivery volume increased in the second quarter of 2011 from the second quarter of 2010 which resulted in $1,047.2 million in higher sales and $905.3 million in higher cost of sales. The higher truck delivery volume reflects improved market demand which also resulted in increased sales of $169.9 million from higher average truck sales prices.

Cost of sales increased $82.8 million due to a higher average cost per truck, primarily from the effect of higher content EPA 2010 emission vehicles in the U.S. and Canada.

Factory overhead, warehouse and other indirect costs increased $82.6 million primarily due to higher salaries and related costs ($50.5 million), manufacturing supplies and maintenance ($21.5 million) and utilities ($8.5 million) to support higher production levels.

Higher market demand also increased aftermarket parts sales volume by $54.6 million and related cost of sales by $36.1 million.

Average aftermarket parts sales prices increased by $19.4 million reflecting improved price realization.

The currency translation effect on sales and cost of sales primarily reflects a stronger euro.

The major factors for the changes in net sales and revenues, cost of sales and revenues, and gross margin for the six months ended June 30, 2011 are as follows:

	Net Sales	Cost of Sales	Gross Margin
Six Months Ended June 30, 2010	$4,169.2	$3,689.7	$479.5
Increase (decrease)
Truck delivery volume	1,778.0	1,498.5	279.5
Average truck sales prices	364.0		364.0
Average per truck material, labor and other direct costs		219.8	(219.8)
Factory overhead, warehouse and other indirect costs		138.4	(138.4)
Aftermarket parts volume	147.0	91.4	55.6
Average aftermarket parts sales prices	39.7		39.7
Average aftermarket parts direct costs		17.3	(17.3)
Currency translation	194.6	163.1	31.5

Total increase	2,523.3	2,128.5	394.8

Six Months Ended June 30, 2011	$6,692.5	$5,818.2	$874.3

Truck delivery volume increased in the first half of 2011 from the first half of 2010 which resulted in $1.78 billion in higher sales and $1.50 billion in higher cost of sales. The higher truck delivery volume reflects improved market demand which also resulted in increased sales of $364.0 million from higher average truck sales prices.

PACCAR Inc - Form 10-Q

Cost of sales increased $219.8 million due to a higher average cost per truck, primarily from the effect of higher content EPA 2010 emission vehicles in the U.S. and Canada.

Factory overhead, warehouse and other indirect costs increased $138.4 million primarily due to higher salaries and related costs ($72.7 million), manufacturing supplies and maintenance ($37.1 million) and utilities ($10.7 million) to support higher production levels.

Higher market demand also increased aftermarket parts sales volume by $147.0 million and related cost of sales by $91.4 million.

Average aftermarket parts sales prices increased by $39.7 million reflecting improved price realization.

The currency translation effect on sales and cost of sales primarily reflects a stronger euro.

Net sales and revenues and gross margins for truck units and aftermarket parts are provided below. The aftermarket parts gross margin includes direct revenues and costs, but excludes certain Truck segment costs.

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	% Change	2011	2010	% Change
Net sales and revenues:
Trucks	$3,031.8	$1,665.0	82	$5,429.7	$3,125.5	74
Aftermarket parts	642.6	538.5	19	1,262.8	1,043.7	21

Truck segment	$3,674.4	$2,203.5	67	$6,692.5	$4,169.2	61

Gross Margin:
Trucks	$245.5	$83.9	193	$432.9	$127.3	240
Aftermarket parts	222.2	182.0	22	441.4	352.2	25

Truck segment	$467.7	$265.9	76	$874.3	$479.5	82

Gross Margin %:
Trucks	8.1%	5.0%		8.0%	4.1%
Aftermarket parts	34.6%	33.8%		35.0%	33.7%

Truck segment	12.7%	12.1%		13.1%	11.5%

Total Truck segment gross margins for the second quarter and first half of 2011 increased due to higher truck and parts gross margins in both periods. Truck gross margins in 2011 reflect the benefits of higher market demand and increased absorption of fixed costs resulting from higher truck production. Aftermarket parts gross margins in 2011 benefited from higher price realization from improved market demand.

Truck R&D expenditures in the second quarter of 2011 increased to $77.2 million from $58.3 million in 2010. Truck R&D expenditures in the first half of 2011 increased to $145.6 million from $113.1 million in 2010. The higher spending in 2011 reflects increased new product development activities, primarily new truck products for North America and Europe and higher foreign currencies, primarily the euro.

Truck SG&A was $102.7 million in the second quarter of 2011 compared to $92.2 million in 2010 and was $200.6 million in the first half of 2011 compared to $182.5 million in the first half of 2010. The higher spending is primarily due to higher salaries and related expenses of $11.6 million (including $5.1 million from the effect of foreign currencies) for the second quarter and $19.3 million for the first half (including $5.2 million of foreign exchange effect) to support higher levels of business activity. As a percentage of sales, SG&A decreased to 2.8% and 3.0% in the second quarter and first half of 2011 from 4.2% and 4.5% in the second quarter and first half of 2010 due to higher sales volumes.

PACCAR Inc - Form 10-Q

Financial Services

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	% Change	2011	2010	% Change
New loan and lease volume:
U.S. and Canada	$667.0	$285.5	134	$1,035.3	$537.8	93
Europe	238.3	139.2	71	468.8	256.5	83
Mexico and Australia	169.1	129.4	31	291.8	214.4	36

	$1,074.4	$554.1	94	$1,795.9	$1,008.7	78
New loan and lease volume by product:
Loans and finance leases	$744.2	$446.8	67	$1,277.1	$789.1	62
Equipment on operating leases	330.2	107.3	208	518.8	219.6	136

	$1,074.4	$554.1	94	$1,795.9	$1,008.7	78
New loan and lease unit volume:
Loans and finance leases	7,706	5,286	46	13,878	9,567	45
Equipment on operating leases	3,277	1,332	146	5,161	2,514	105

	10,983	6,618	66	19,039	12,081	58
Average earning assets:
U.S. and Canada	$4,431.3	$4,347.5	2	$4,307.4	$4,432.3	(3)
Europe	2,225.2	1,882.0	18	2,142.2	2,001.1	7
Mexico and Australia	1,481.0	1,278.8	16	1,449.5	1,277.5	13

	$8,137.5	$7,508.3	8	$7,899.1	$7,710.9	2
Average earning assets by product:
Loans and finance leases	$5,292.5	$5,088.0	4	$5,210.4	$5,230.6
Dealer wholesale financing	1,110.3	886.0	25	1,034.3	920.6	12
Equipment on lease and other	1,734.7	1,534.3	13	1,654.4	1,559.7	6

	$8,137.5	$7,508.3	8	$7,899.1	$7,710.9	2
Revenue:
U.S. and Canada	$126.3	$123.7	2	$243.8	$249.5	(2)
Europe	79.9	68.5	17	152.6	141.7	8
Mexico and Australia	51.8	47.1	10	102.6	94.5	9

	$258.0	$239.3	8	$499.0	$485.7	3
Revenue by product:
Loans and finance leases	$93.9	$96.2	(2)	$184.7	$196.9	(6)
Dealer wholesale financing	11.6	8.8	32	22.3	18.1	23
Equipment on lease and other	152.5	134.3	14	292.0	270.7	8

	$258.0	$239.3	8	$499.0	$485.7	3

Income before income taxes	$56.9	$34.0	67	$107.2	$62.1	73

In the second quarter and first half of 2011, new loan and lease volume of $1.07 billion and $1.80 billion, respectively, increased 94% and 78% compared to the second quarter and first half of 2010, reflecting increased new PACCAR truck sales, increased finance market share and a higher average amount financed per unit. In the second quarter and first half of 2011, PFS market share of new PACCAR trucks delivered increased to 32.0% and 30.8% from 24.1% and 25.6% in 2010 primarily due to demand for the Company’s loan and lease products.

The increase in PFS revenues to $258.0 million in the second quarter 2011 from $239.3 million primarily resulted from higher average earning asset balances and the impact of stronger foreign currencies, partially offset by lower yields. PFS income before income taxes increased to $56.9 million in the second quarter of 2011 from $34.0 million in the second quarter of 2010 and to $107.2 million in the first half of 2011 from $62.1 million in the first half of 2010. The increases in both periods were primarily due to higher finance and lease margins as noted below and a lower provision for losses on receivables.

PACCAR Inc - Form 10-Q

The major factors for the change in finance margin for the three months ended June 30, 2011 are outlined in the table below:

	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Three Months Ended June 30, 2010	$105.0	$54.5	$50.5
Increase (decrease)
Average finance receivables	2.0		2.0
Yields	(6.8)		(6.8)
Average debt balances		2.0	(2.0)
Borrowing rates		(13.1)	13.1
Currency translation	5.2	2.7	2.5

Total increase (decrease)	.4	(8.4)	8.8

Three Months Ended June 30, 2011	$105.4	$46.1	$59.3

For the three months ended June 30, finance margin increased $8.8 million to $59.3 million primarily due to lower interest rates on borrowings and higher average finance receivables, partially offset by lower yields and higher average debt balances.

Higher average earning finance receivables in 2011 ($109.8 million), excluding the effect of foreign currencies, resulted in $2.0 million of higher interest and fee income. The higher finance receivables resulted from retail portfolio new business volume exceeding repayments and an increase in dealer wholesale financing.

Lower yields from lower market interest rates decreased interest and fee income by $6.8 million.

Average debt balances increased in 2011 ($300.9 million) and resulted in $2.0 million higher interest and other borrowing expenses. The higher average debt balances reflect a higher level of funding needed for a higher average finance receivable portfolio.

Borrowing rates declined in 2011 due to lower market interest rates.

Currency translation, primarily the stronger euro, increased interest and fees by $5.2 million and interest and other borrowing expense by $2.7 million, respectively.

The major factors for the change in finance margin for the six months ended June 30, 2011 are outlined in the table below:

	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Six Months Ended June 30, 2010	$215.0	$111.6	$103.4
Increase (decrease)
Average finance receivables	(3.5)		(3.5)
Yields	(11.7)		(11.7)
Average debt balances		(2.8)	2.8
Borrowing rates		(19.8)	19.8
Currency translation	7.1	3.6	3.5

Total (decrease) increase	(8.1)	(19.0)	10.9

Six Months Ended June 30, 2011	$206.9	$92.6	$114.3

For the six months ended June 30, finance margin increased $10.9 million to $114.3 million primarily due to lower interest rates on borrowings, partially offset by lower yields.

PACCAR Inc - Form 10-Q

Lower average earning finance receivables in 2011 ($99.9 million), excluding the effect of foreign currencies, resulted in a decrease of $3.5 million in interest and fee income. The lower finance receivables resulted from retail portfolio repayments exceeding new business volume, partially offset by an increase in dealer wholesale financing.

Lower yields from lower market interest rates decreased interest and fee income by $11.7 million.

Average debt balances declined in 2011 ($56.6 million) and resulted in $2.8 million of lower interest and other borrowing expenses. The lower average debt balances reflect a lower level of funding needed for a smaller average finance receivable portfolio.

The lower borrowing rates in 2011 resulted from lower market interest rates and decreased interest expense by $19.8 million.

Currency translation, primarily the stronger euro, increased interest and fees by $7.1 million and interest and other borrowing expense by $3.6 million, respectively.

The major factors for the change in lease margin for the three months ended June 30, 2011 are outlined in the table below:

	Operating Lease, Rental and Other Income	Depreciation and Other	Lease Margin
Three Months Ended June 30, 2010	$134.3	$110.9	$23.4
Increase (decrease)
Operating lease impairments		(.4)	.4
(Gains) losses on returned lease assets		(4.8)	4.8
Used trucks taken on trade	(1.2)	(1.7)	.5
Average operating lease assets	10.0	8.1	1.9
Revenue and cost per asset	3.2	1.4	1.8
Insurance and other	(.6)	.3	(.9)
Currency translation	6.9	5.6	1.3

Total increase	18.3	8.5	9.8

Three Months Ended June 30, 2011	$152.6	$119.4	$33.2

Second quarter 2011 lease margin increased $9.8 million to $33.2 million from $23.4 million in 2010 primarily due to improvements on sales of returned lease assets from higher used truck sales prices, reflecting increased demand and lower operating lease impairments.

Operating lease impairments decreased $.4 million in the second quarter of 2011 due to fewer impaired units.

Higher used truck values resulted in net gains on sales of trucks returned from leases of $5.2 million in the second quarter of 2011 compared to $.4 million in the second quarter of 2010.

The decreases in trucks taken on trade of $1.2 million and associated reduction in cost of $1.7 million are due to a decrease in the volume of trucks sold and improved used truck values.

Average operating lease assets increased $122.6 million resulting in $10.0 million in higher revenues and $8.1 million in higher depreciation expense.

Higher truck market demand resulted in an increase in revenue per asset in the second quarter of 2011 of $3.2 million. The increase in revenue consisted of higher lease rates of $.2 million, higher asset utilization (the proportion of available operating lease units that are being leased) of $2.2 million and higher fuel and service revenue of $.8 million. The 2011 increase in costs per asset of $1.4 million is due to higher vehicle operating expenses, including higher fuel costs and variable costs from higher asset utilization levels.

Currency translation, primarily the stronger euro, increased revenue by $6.9 million and operating lease costs by $5.6 million.

PACCAR Inc - Form 10-Q

The major factors for the change in lease margin for the six months ended June 30, 2011 are outlined in the table below:

	Operating Lease, Rental and Other Income	Depreciation and Other	Lease Margin
Six Months Ended June 30, 2010	$270.7	$232.2	$38.5
Increase (decrease)
Operating lease impairments		(2.0)	2.0
(Gains) losses on returned lease assets		(14.1)	14.1
Used trucks taken on trade	(4.5)	(5.5)	1.0
Average operating lease assets	9.4	7.7	1.7
Revenue and cost per asset	9.7	6.0	3.7
Insurance and other	(.1)		(.1)
Currency translation	6.9	5.6	1.3

Total increase (decrease)	21.4	(2.3)	23.7

Six Months Ended June 30, 2011	$292.1	$229.9	$62.2

First half 2011 lease margin increased $23.7 million to $62.2 million from $38.5 million in 2010 primarily due to improvements on sales of returned lease assets from higher used truck sales prices, reflecting increased demand.

Operating lease impairments decreased $2.0 million in the first half of 2011 due to fewer impaired units.

Higher used truck values resulted in net gains on sales of trucks returned from leases of $7.2 million in the first half of 2011 compared to net losses of $6.9 million in the first half of 2010.

The decreases in trucks taken on trade of $4.5 million and associated costs of $5.5 million are due to a decrease in the volume of trucks sold and improved used truck values.

Average operating lease assets increased $58.6 million resulting in $9.4 million in higher revenue and $7.7 million in higher depreciation expense.

Higher truck market demand resulted in an increase in revenue per asset in the first half of 2011 of $9.7 million. The increase in revenue consisted of higher lease rates of $4.3 million, higher asset utilization (the proportion of available operating lease units that are being leased) of $4.0 million and higher fuel and service revenue of $1.4 million. The 2011 increase in costs per asset of $6.0 million is due to higher vehicle operating expenses, including higher fuel costs and variable costs from higher asset utilization levels.

Currency translation, primarily the stronger euro, increased revenue by $6.9 million and operating lease costs by $5.6 million.

PACCAR Inc - Form 10-Q

The following table summarizes operating lease, rental and other income and depreciation and other:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Operating lease revenues	$142.3	$122.2	$272.7	$246.7
Used truck sales and other	10.3	12.1	19.4	24.0

Operating lease, rental and other income	$152.6	$134.3	$292.1	$270.7

Depreciation on operating lease	$86.1	$79.2	$166.2	$168.2
Vehicle operating expenses	25.6	21.6	50.4	43.6
Cost of used truck sales and other	7.7	10.1	13.3	20.4

Depreciation and other	$119.4	$110.9	$229.9	$232.2

The following tables summarize the provision for losses on receivables and net charge-offs:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Provision for Losses on Receivables	Net Charge-offs	Provision for Losses on Receivables	Net Charge-offs
U.S. and Canada	$1.7	$1.7	$3.8	$3.8
Europe	4.8	6.7	9.0	10.5
Mexico and Australia	4.5	3.9	8.7	7.3

	$11.0	$12.3	$21.5	$21.6

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Provision for Losses on Receivables	Net Charge-offs	Provision for Losses on Receivables	Net Charge-offs
U.S. and Canada	$6.7	$7.0	$14.9	$18.7
Europe	6.4	7.5	11.1	15.0
Mexico and Australia	4.3	4.4	9.8	8.3

	$17.4	$18.9	$35.8	$42.0

The provision for losses on receivables in the second quarter of 2011 decreased to $11.0 million from $17.4 million in the second quarter of 2010. The provision for losses on receivables for the first half of 2011 decreased to $21.5 million from $35.8 million in the first half of 2010. The decrease in both periods is due to improvements in portfolio quality and overall lower past-due balances.

Net portfolio charge-offs decreased to $12.3 million in the second quarter of 2011 from $18.9 million in the second quarter of 2010. For the first half of 2011, net portfolio charge-offs decreased to $21.6 million from $42.0 million in 2010. The decreases in both periods mainly reflect a reduction in net portfolio charge-offs primarily in the U.S. and Canada from improvements in portfolio quality.

PACCAR Inc - Form 10-Q

	June 30 2011	December 31 2010	June 30 2010
Percentage of retail loan and lease accounts 30+ days past-due:
U.S. and Canada	1.6%	2.1%	2.3%
Europe	1.4%	2.5%	5.0%
Mexico and Australia	5.6%	5.8%	8.3%

	2.3%	3.0%	4.0%

Worldwide PFS accounts 30+ days past-due were 2.3% at June 30, 2011 and have improved from 3.0% at December 31, 2010 and 4.0% at June 30, 2010. Since December 31, 2010, the past-due percentage in all geographic areas has improved. Included in the U.S. and Canada past-due percentage of 1.6% is 1.1% from one large customer. Excluding that customer, worldwide PFS accounts 30+ days past-due at June 30, 2011 would have been 1.7%. At June 30, 2011, the Company had $37.4 million of specific loss reserves for this large customer and other accounts considered being at risk. The Company continues to focus on reducing past-due balances. Improving economic conditions may result in continued improvement in past-due balances during the second half of 2011. When the Company modifies a 30+ days past-due account, the customer is considered current under the revised contractual terms.

During the first quarter 2011, certain of the Company’s Australian finance customers were affected by severe flooding in the Queensland, Australia region, and the Company provided payment modification relief to $97 million of credit qualified customers. At June 30, 2011, 96% of these customers were less than 30 days past due.

During the second quarter of 2011, the Company modified $10.7 million of accounts in Mexico and Australia that were 30+ days past-due at the time of modification. Had these accounts in Mexico and Australia not been modified and the customers continued to not make payments, past-dues from Mexico and Australia would have been 6.6% and worldwide PFS accounts 30+ days past-due of 2.3% at June 30, 2011, would have been 2.5%.

For the second quarter and first half of 2011, the Company’s pretax return on revenue for financial services increased to 22.1% and 21.5% from 14.2% and 12.8% in 2010 primarily due to higher finance and lease margin and a lower provision for losses on receivables. The higher finance margin reflects a lower cost of funds. The higher lease margin is primarily due to improved results on the sales of operating lease units. The lower provision for losses is a result of improving portfolio quality.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expenses. Sales represent approximately 1% of consolidated net sales and revenues for the second quarter and first half of 2011 and 2010. Other income (loss) before income taxes for the second quarter of 2011 and 2010 was a loss of $3.9 million. Other income (loss) before income taxes was a loss of $16.6 million during the first half of 2011 compared to a loss of $7.1 million for the same period in 2010. The higher loss in the first half of 2011 was primarily due to higher SG&A. Other SG&A for the first half was $17.9 million in 2011 and $8.8 million in 2010. The increase in the first half is primarily due to higher salaries and related expenses ($5.9 million) and higher travel and professional fees ($5.3 million) related to business expansion activities.

Investment income was $9.9 million in the second quarter of 2011 and $17.9 million in the first half of 2011 compared to $4.3 million in the second quarter of 2010 and $8.8 million in the first half of 2010. The higher investment income in both periods reflects higher average investment balances and higher interest rates.

The effective income tax rate was 32.1% in the second quarter of 2011 and 32.3% in the first half of 2011 compared to 33.0% in the second quarter and 31.4% in the first half of 2010. The effective tax rate in the second quarter of 2011 included a higher mix of income in countries with lower tax rates. The effective tax rate in the first half of 2010 included a favorable resolution of a prior year tax position.

PACCAR Inc - Form 10-Q

Consolidated pre-tax return on revenues was 8.9% and 8.8% in the second quarter and first half of 2011 compared to 6.0% and 5.2% in the second quarter and first half of 2010. The increases reflect higher returns in both domestic and foreign operations.

Domestic income before income taxes was $103.8 million and $180.8 million for the second quarter and first half of 2011 compared to $27.7 million and $48.3 million in 2010. In the second quarter, the ratio of domestic income before tax to revenues was 6.0% in 2011 compared to 2.7% in 2010. For the first half of 2011, the ratio of domestic income before tax to revenues was 5.8% compared to 2.4% in 2010. The improvement in both periods was primarily due to a higher return on revenues in domestic truck operations.

Foreign income before income taxes was $249.4 million and $458.7 million for the second quarter and first half of 2011 compared to $120.9 million and $196.3 million in 2010. In the second quarter, the ratio of foreign income before tax to revenues was 11.2% in 2011 compared to 8.5% in 2010. For the first half of 2011, the ratio of foreign income before tax to revenues was 11.1% compared to 7.4% in 2010. The improvement in both periods was primarily due to a higher return on revenues in foreign truck operations.

LIQUIDITY AND CAPITAL RESOURCES:

	June 30 2011	December 31 2010
Cash and cash equivalents	$1,872.6	$2,040.8
Marketable debt securities	1,053.0	450.5

	$2,925.6	$2,491.3

The Company’s total cash and marketable debt securities increased $434.3 million in 2011 to $2.93 billion at June 30, 2011. The change in cash and cash equivalents is summarized below:

Six Months Ended June 30	2011	2010
Operating activities:
Net income	$433.0	$167.9
Net income items not affecting cash	294.5	313.5
Changes in operating assets and liabilities	64.5	318.1

Net cash provided by operating activities	792.0	799.5
Net cash used in investing activities	(1,401.9)	(13.0)
Net cash provided by (used in) financing activities	362.7	(674.3)
Effect of exchange rate changes on cash	79.0	(126.1)

Net decrease in cash and cash equivalents	(168.2)	(13.9)
Cash and cash equivalents at beginning of the period	2,040.8	1,912.0

Cash and cash equivalents at end of the period	$1,872.6	$1,898.1

Cash provided by operations decreased $7.5 million to $792.0 million in the first half of 2011 from $799.5 million in the first half of 2010. The decrease was primarily due to higher cash used for Truck segment trade receivables and inventory ($572.4 million) and PFS segment wholesale receivables ($287.7 million), reflecting higher truck production compared to the first half of 2010. Also, there was a lower decrease in sales-type finance leases and dealer direct loans on new trucks ($68.6 million) and a lower provision for losses on PFS receivables ($14.3 million). This was partially offset by higher net income ($265.1 million), higher purchases of goods and services in accounts payable and accrued expenses ($450.9 million) and higher accruals than payments for income taxes, product warranties and other ($224.2 million) compared to the first half of 2010.

PACCAR Inc - Form 10-Q

Cash used in investing activities in the first half of 2011 was $1,401.9 million, an increase of $1,388.9 million compared to the cash used in investing activities in the first half of 2010. In the first half of 2011, there were $488.5 million of higher net investments in marketable debt securities than in the first half of 2010. In addition, there were $437.4 million of increases in new loan and lease originations and $390.5 million of additional investments in equipment on operating leases in the PFS segment compared to the first half of 2010 due to higher financial services operating lease volume and Truck segment unit volume from increased new truck demand. Also, there was $69.7 million of higher spending in property, plant and equipment in the first half of 2011 compared to the first half of 2010 to support new product programs.

Cash provided by financing activities in the first half of 2011 was $362.7 million, an increase of $1,037.0 million over cash used by financing activities of $674.3 million in the first half of 2010. This was primarily due to $1,007.7 million from net borrowings on commercial paper and bank loans in 2011 instead of net repayments of $718.1 million in 2010, partially offset by higher payments of term debt of $504.8 million and lower issuances of long-term debt of $158.6 million.

Credit Lines and Other

The Company has line of credit arrangements of $3.68 billion, of which $3.42 billion was unused at the end of June 2011. Included in these arrangements are $3.0 billion of syndicated bank facilities. Of the $3.0 billion bank facilities, $1.0 billion matures in June 2012, $1.0 billion matures in June 2013 and $1.0 billion matures in June 2016. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the quarter ended June 30, 2011.

PACCAR Inc periodically files shelf registrations under the Securities Act of 1933. The total amount of medium-term notes outstanding for PACCAR Inc as of June 30, 2011 was $870.0 million. The current registration expires in the fourth quarter of 2011 and does not limit the principal amount of debt securities that may be issued during the period.

Truck and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Capital investments in 2011 are expected to increase to $400 to $500 million reflecting the acceleration of product development programs and expansion into South America.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. An additional source of funds is loans from other PACCAR companies.

In November 2009, the Company’s U.S. finance subsidiary, PACCAR Financial Corp., filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of June 30, 2011 was $850.0 million. The registration expires in 2012 and does not limit the principal amount of debt securities that may be issued during the period.

As of June 30, 2011, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.1 billion available for issuance under a €1.5 billion medium-term note program registered with the London Stock Exchange. The program was renewed in the second quarter of 2011 and is renewable annually through the filing of a new prospectus.

The Company believes its cash balances and investments, syndicated bank lines and current investment grade credit ratings of A+/A1 will continue to provide it with sufficient resources and access to capital markets at competitive interest rates and therefore contribute to the Company maintaining its liquidity and financial stability.

PACCAR Inc - Form 10-Q

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

There were no material changes in the Company’s market risk during the three months ended June 30, 2011. For additional information, refer to Item 7A as presented in the 2010 Annual Report on Form 10-K.

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

For Items 3 and 5, there was no reportable information for the three months ended June 30, 2011.

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company’s business or financial condition.

On July 15, 2011, the National Labor Relations Board (NLRB) ruled unanimously that the Company is not required to compensate former employees of the Peterbilt plant in Madison, Tennessee for wage and benefit losses incurred during the work stoppage that ended

PACCAR Inc - Form 10-Q

on April 6, 2009. The NLRB decision reversed the ruling of the administrative law judge dated October 28, 2010. The Company believes that it will prevail if the union appeals the NLRB decision to the federal appellate court and the likelihood of an adverse outcome to the Company is remote.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2010 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended June 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the three months ended June 30, 2011.

(c) Issuer purchases of equity securities.

There were no repurchases of PACCAR’s common stock in the three months ended June 30, 2011. On October 29, 2007, the Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of June 30, 2011, $292 million of shares have been repurchased under this plan. On July 8, 2008, the Company’s Board of Directors approved a new plan to repurchase up to an additional $300 million of the Company’s outstanding common stock. No repurchases have been made under this plan.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc - Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date August 8, 2011	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc - Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)	(i)	Articles of Incorporation:

	(a)	Restated Certificate of Incorporation of PACCAR Inc	8-K	September 19, 2005	99.3	001-14817

	(b)	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008	10-Q	May 2, 2008	3(b)	001-14817

	(ii)	Amended and Restated Bylaws of PACCAR Inc	8-K	September 19, 2005	99.4	001-14817

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Form of InterNotes, Series A (PACCAR Financial Corp.)	S-3	November 20, 2009	4.4	333-163273

	(d)	Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company	S-3	November 18, 2008	4.1	333-155429

	(e)	Forms of Medium-Term Note, Series A	S-3	November 18, 2008	4.2A and 4.2B	333-155429

	(f)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Euro Medium Term Note Programme of PACCAR Financial Europe B.V. and PACCAR Financial PLC	10-Q	November 5, 2009	4(f)	001-14817

	(g)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

PACCAR Inc - Form 10-Q

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(b)	Amended and Restated Deferred Compensation Plan	10-K	February 27, 2009	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors	10-K	February 27, 2009	10(d)	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement For Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(g)	Amendment to Compensatory Arrangement with Non-employee Directors	10-Q	November 4, 2005	10(h)	001-14817

	(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	DEF14A	March 10, 2011	Appendix B	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan	DEF14A	March 10, 2011	Appendix A	001-14817

	(j)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

	(k)	PACCAR Inc Long Term Incentive Plan, Amended Form of 2006 Restricted Stock Award Agreement	8-K	February 5, 2007	99.2	001-14817

	(l)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	8-K	February 5, 2007	99.1	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement	10-K	February 26, 2010	10(m)	001-14817

	(n)	PACCAR Inc Long Term Incentive Plan, Amended Form of Share Match Restricted Stock Award Agreement	8-K	February 5, 2007	99.3	001-14817

PACCAR Inc - Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(o)	PACCAR Inc Long Term Incentive Plan, 2008 Form of Share Match Restricted Stock Award Agreement	8-K	February 5, 2008	99.1	001-14817

(p)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective January 1, 2009	10-K	March 1, 2011	10(r)	001-14817

(q)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities	8-K	May 16, 2007	10.1	001-14817

(r)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	10-Q	October 27, 2008	10(o)	001-14817

(12)	Statements Re: Computation of Ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six month periods ended June 30, 2011 and 2010

(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2006 - 2010	10-K	March 1, 2011	12(a)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer

(b)	Certification of Principal Financial Officer

(32)	Section 1350 Certifications:

(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document