Form 10-Q
period 2011-09-30
PACCAR INC
filed 2011-11-07
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Common Stock, $1 par value—358,217,233 shares as of October 31, 2011

PACCAR Inc - Form 10-Q

PACCAR Inc - Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited) (Millions Except Per Share Amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
TRUCK AND OTHER:
Net sales and revenues	$3,993.0	$2,304.2	$10,738.3	$6,513.3

Cost of sales and revenues	3,484.0	2,019.2	9,347.4	5,741.9
Research and development	70.0	59.9	215.9	173.1
Selling, general and administrative	113.1	94.3	331.6	285.7
Interest and other expense, net	4.0	1.0	7.1	9.1

	3,671.1	2,174.4	9,902.0	6,209.8

Truck and Other Income Before Income Taxes	321.9	129.8	836.3	303.5

FINANCIAL SERVICES:
Interest and fees	106.5	101.8	313.4	316.8
Operating lease, rental and other income	157.6	136.5	449.7	407.2

Revenues	264.1	238.3	763.1	724.0

Interest and other borrowing expenses	44.6	51.8	137.2	163.4
Depreciation and other	123.0	110.2	352.9	342.4
Selling, general and administrative	24.0	21.9	71.8	65.9
Provision for losses on receivables	10.7	12.9	32.2	48.7

	202.3	196.8	594.1	620.4

Financial Services Income Before Income Taxes	61.8	41.5	169.0	103.6
Investment income	11.0	5.5	28.9	14.3

Total Income Before Income Taxes	394.7	176.8	1,034.2	421.4

Income taxes	113.1	56.9	319.6	133.6

Net Income	$281.6	$119.9	$714.6	$287.8

Net Income Per Share:
Basic	$.78	$.33	$1.96	$.79
Diluted	$.77	$.33	$1.95	$.79

Weighted Average Common Shares Outstanding:
Basic	363.3	364.9	365.0	364.8
Diluted	364.2	366.1	366.2	365.9

Dividends declared per share	$.18	$.09	$.42	$.27

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Consolidated Balance Sheets (Millions)	September 30 2011	December 31 2010*
	(Unaudited)
ASSETS
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,814.0	$1,982.0
Trade and other receivables, net	1,015.2	610.4
Marketable debt securities	915.7	450.5
Inventories, net	725.1	534.0
Other current assets	259.3	218.6

Total Truck and Other Current Assets	4,729.3	3,795.5

Equipment on operating leases, net	654.6	536.2
Property, plant and equipment, net	1,867.8	1,673.7
Other noncurrent assets, net	268.6	350.5

Total Truck and Other Assets	7,520.3	6,355.9

FINANCIAL SERVICES:
Cash and cash equivalents	65.6	58.8
Finance and other receivables, net	6,652.8	6,070.9
Equipment on operating leases, net	1,754.1	1,483.1
Other assets	361.5	265.4

Total Financial Services Assets	8,834.0	7,878.2

	$16,354.3	$14,234.1

*	The December 31, 2010 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Consolidated Balance Sheets (Millions)	September 30 2011	December 31 2010*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
TRUCK AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,536.7	$1,676.5
Current portion of long-term debt		23.5

Total Truck and Other Current Liabilities	2,536.7	1,700.0

Long-term debt	150.0	150.0
Residual value guarantees and deferred revenues	687.9	563.8
Other liabilities	324.9	370.3

Total Truck and Other Liabilities	3,699.5	2,784.1

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	320.7	275.9
Commercial paper and bank loans	3,363.5	2,371.7
Term notes	2,613.9	2,730.8
Deferred taxes and other liabilities	762.8	713.8

Total Financial Services Liabilities	7,060.9	6,092.2

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 1.2 billion shares, issued 365.5 million shares	365.5	365.3
Additional paid-in capital	121.8	105.1
Treasury stock - at cost - 7.4 million shares	(270.0)
Retained earnings	5,407.6	4,846.1
Accumulated other comprehensive (loss) income	(31.0)	41.3

Total Stockholders’ Equity	5,593.9	5,357.8

	$16,354.3	$14,234.1

*	The December 31, 2010 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited) (Millions) Nine Months Ended September 30	2011	2010
OPERATING ACTIVITIES:
Net income	$714.6	$287.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	146.4	142.2
Equipment on operating leases and other	359.3	326.2
Provision for losses on financial services receivables	32.2	48.7
Other	24.8	(23.5)
Change in operating assets and liabilities:
Trade and other receivables	(419.1)	(57.6)
Wholesale receivables on new trucks	(429.1)	75.5
Sales-type finance leases and dealer direct loans on new trucks	(18.6)	101.2
Inventories	(197.7)	115.2
Accounts payable and accrued expenses	663.4	125.4
Income taxes, warranty and other	275.1	21.7

Net Cash Provided by Operating Activities	1,151.3	1,162.8

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(1,862.1)	(1,203.7)
Collections on retail loans and direct financing leases	1,560.1	1,496.8
Marketable securities purchases	(1,424.9)	(501.3)
Marketable securities sales and maturities	951.8	363.8
Payments for property, plant and equipment	(214.7)	(115.8)
Acquisition of equipment for operating leases	(1,013.6)	(478.4)
Proceeds from asset disposals	247.6	276.0
Other	(29.5)	5.8

Net Cash Used in Investing Activities	(1,785.3)	(156.8)

FINANCING ACTIVITIES:
Cash dividends paid	(153.1)	(98.3)
Purchase of treasury stock	(250.2)
Stock compensation transactions	4.4	9.8
Net increase (decrease) in commercial paper and short-term bank loans	989.8	(874.3)
Proceeds from long-term debt	1,065.5	641.0
Payments of long-term debt	(1,144.1)	(539.5)

Net Cash Provided by (Used in) Financing Activities	512.3	(861.3)
Effect of exchange rate changes on cash	(39.5)	.5

Net (Decrease) Increase in Cash and Cash Equivalents	(161.2)	145.2
Cash and cash equivalents at beginning of period	2,040.8	1,912.0

Cash and cash equivalents at end of period	$1,879.6	$2,057.2

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2010.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Additional shares	876,000	1,182,000	1,211,000	1,147,000
Antidilutive options	1,697,000	2,151,000	770,000	2,204,000

Reclassifications: The Company made reclassifications to the prior year to conform to the 2011 presentation. The Company has reclassified the impairment losses related to repossessed equipment on operating leases in the Financial Services segment from Provision for losses on receivables to Depreciation and other in the Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows. In addition, the Company has reclassified proceeds for the sale of repossessed assets relating to finance receivables from Collections on retail loans and direct financing leases to Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows.

The reclassifications are summarized below:

	Three Months Ended September 30		Nine Months Ended September 30
	Before	After	Before	After
Consolidated Statements of Income
Depreciation and other	$109.4	$110.2	$335.5	$342.4
Provision for losses on receivables	13.7	12.9	55.6	48.7

Condensed Consolidated Statements of Cash Flows
Operating Activities:
Depreciation of equipment on operating leases and other			$319.3	$326.2
Provision for losses on financial services receivables			55.6	48.7

Investing Activities:
Collections on retail loans and direct financing leases			$1,605.5	$1,496.8
Proceeds from asset disposals			167.3	276.0

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

New Accounting Pronouncements: In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-09, Employer Disclosure Requirements for Multiemployer Pension Plans. This amendment requires employers participating in material multiemployer pension and other postretirement benefits plans to provide additional quantitative and qualitative disclosures to give users more detailed information about an employer’s involvement in multiemployer plans. ASU 2011-09 is effective for reporting periods beginning on or after December 15, 2011. The Company does not expect the implementation of this amendment to have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 amending the guidance on testing goodwill for impairment. This amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. The Company does not expect the implementation of ASU 2011-08 to have a significant impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 gives additional guidance to companies to assist in determining troubled debt restructurings. The Company adopted ASU 2011-02 in the third quarter of 2011; the implementation of this amendment resulted in additional disclosure (see Note D) but did not have a significant impact on the Company’s consolidated financial statements.

NOTE B – Investments in Marketable Debt Securities

The Company’s investments in marketable debt securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income.

Marketable debt securities at September 30, 2011 and December 31, 2010 consisted of the following:

At September 30, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$292.6	$2.5		$295.1
U.S. government and agency securities	1.9			1.9
U.S. corporate securities	39.2	.1	$.5	38.8
Non U.S. corporate securities	158.3	.3	.7	157.9
Non U.S. government securities	349.0	5.3		354.3
Other debt securities	67.1	.6		67.7

	$908.1	$8.8	$1.2	$915.7

At December 31, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$364.9	$.8	$.3	$365.4
U.S. government and agency securities	2.7			2.7
U.S. corporate securities	27.3	.3		27.6
Non U.S. corporate securities	37.0			37.0
Other debt securities	17.8			17.8

	$449.7	$1.1	$.3	$450.5

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest, dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. The proceeds from sales and maturities of marketable debt securities for the nine months

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

ended September 30, 2011 were $951.8. Gross realized gains were $2.2 and $.4 for the nine months ended September 30, 2011 and 2010, respectively, with realized losses of $.6 and $.1 for the nine months ended September 30, 2011 and 2010, respectively.

The Company evaluates its investments in marketable debt securities at the end of each reporting period to determine if a decline in fair value is other than temporary. As of September 30, 2011 and December 31, 2010, there were no marketable debt securities in an unrealized loss position for greater than 12 months.

Contractual maturities on these securities at September 30, 2011 were as follows:

Maturities:	Amortized Cost	Fair Value
Within one year	$267.7	$268.1
One to five years	639.7	646.9
Six to ten years	.7	.7

	$908.1	$915.7

Marketable debt securities included $.7 and $12.2 of variable rate demand obligations (VRDOs) at September 30, 2011 and December 31, 2010, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically.

NOTE C – Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the United States is determined principally by the last in, first out (LIFO) method. Cost of all other inventories is determined principally by the first in, first out (FIFO) method.

Inventories include the following:

	September 30 2011	December 31 2010
Finished products	$438.5	$370.1
Work in process and raw materials	449.4	322.2

	887.9	692.3
Less LIFO reserve	(162.8)	(158.3)

	$725.1	$534.0

Under the LIFO method of accounting (used for approximately 43% of September 30, 2011 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D – Finance and Other Receivables

Finance and other receivables include the following:

	September 30 2011	December 31 2010
Loans	$2,889.6	$2,713.9
Retail direct financing leases	2,001.1	2,005.0
Sales-type finance leases	687.2	703.6
Dealer wholesale financing	1,412.0	983.4
Interest and other receivables	102.3	109.3
Unearned interest on finance leases	(296.0)	(299.3)

	6,796.2	6,215.9
Less allowance for losses:
Loans, leases and other	(132.6)	(137.5)
Dealer wholesale financing	(10.8)	(7.5)

	$6,652.8	$6,070.9

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, there were no finance receivables more than 90 days past due still accruing interest at September 30, 2011 or December 31, 2010. Recognition is resumed if the receivable becomes contractually current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not modified), or after the customer has made scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is impaired or on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

The allowance for credit losses is summarized as follows:

	2011
	Wholesale	Retail	Total
Balance at January 1	$7.5	$137.5	$145.0
Provision for losses	4.5	27.7	32.2
Charge-offs	(1.1)	(38.2)	(39.3)
Recoveries		7.8	7.8
Currency translation	(.1)	(2.2)	(2.3)

Balance at September 30	$10.8	$132.6	$143.4

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Information regarding finance receivables summarized by those evaluated collectively and individually is as follows:

At September 30, 2011	Wholesale	Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$22.9	$112.4	$135.3
Allowance for finance receivables evaluated individually	$2.1	$31.1	$33.2
Recorded investment for finance receivables evaluated collectively	$1,389.1	$5,169.5	$6,558.6
Allowance for finance receivables evaluated collectively	$8.7	$101.5	$110.2

At December 31, 2010
Recorded investment for impaired finance receivables evaluated individually	$3.4	$150.0	$153.4
Allowance for finance receivables evaluated individually	$1.3	$33.6	$34.9
Recorded investment for finance receivables evaluated collectively	$980.0	$4,973.2	$5,953.2
Allowance for finance receivables evaluated collectively	$6.2	$103.9	$110.1

The recorded investment for finance receivables as of September 30, 2011 that are on non-accrual status in the wholesale, fleet and owner/operator portfolio classes as defined below was $23.1, $67.8 and $18.5, respectively. The recorded investment for finance receivables as of December 31, 2010 on non-accrual status was $3.4, $72.2 and $33.9, respectively.

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

All impaired loans have a specific reserve and are summarized as follows:

At September 30, 2011	Wholesale	Fleet	Owner / Operator	Total
Impaired loans with specific reserve	$23.0	$32.3	$11.8	$67.1
Associated allowance	(2.1)	(6.8)	(2.2)	(11.1)

Net carrying amount of impaired loans	$20.9	$25.5	$9.6	$56.0

Unpaid principal balance	$23.0	$32.3	$11.8	$67.1
Average recorded investment*	$11.7	$30.9	$15.1	$57.7

Interest income recognized on a cash basis:
Three months ended September 30, 2011		$.3	$.2	$.5
Nine months ended September 30, 2011	$.3	$1.2	$.7	$2.2

*	Represents the average during the 12 months ended September 30, 2011.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2010	Wholesale	Fleet	Owner / Operator	Total
Impaired loans with specific reserve	$3.4	$21.5	$17.8	$42.7
Associated allowance	(1.3)	(4.4)	(3.8)	(9.5)

Net carrying amount of impaired loans	$2.1	$17.1	$14.0	$33.2
Unpaid principal balance	$3.4	$21.5	$17.8	$42.7

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in North America, Europe and Australia. On a geographic basis, there is a proportionate concentration of credit risk in each area. The Company retains as collateral a security interest in the related equipment.

At the inception of each contract, the Company considers the credit risk based on a variety of credit quality indicators including, prior payment experience, customer financial information, credit-rating agency ratings and loan-to-value ratios. On an ongoing basis, the Company monitors the credit quality based on past-due status and collection experience as the Company has found a meaningful correlation between the past-due status of customers and the risk of loss.

The table below summarizes the Company’s finance receivables by credit quality indicator and portfolio class. Performing accounts are paying in accordance with the contractual terms and are not considered to be of high risk. Watch accounts primarily include accounts more than 30 days and less than 90 days past-due and other large high risk accounts that are not impaired. At-risk includes customer accounts that are impaired, including accounts more than 90 days past-due.

At September 30, 2011	Wholesale	Fleet	Owner / Operator	Total
Performing	$1,387.7	$3,806.7	$1,327.5	$6,521.9
Watch	1.3	15.1	13.5	29.9
At-risk	23.0	100.6	18.5	142.1

	$1,412.0	$3,922.4	$1,359.5	$6,693.9

At December 31, 2010
Performing	$966.2	$3,544.0	$1,359.4	$5,869.6
Watch	13.8	46.6	23.2	83.6
At-risk	3.4	115.1	34.9	153.4

	$983.4	$3,705.7	$1,417.5	$6,106.6

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The table below summarizes the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past-due. Customer accounts that were greater than 30 days past due prior to modification become current upon modification for aging purposes.

At September 30, 2011	Wholesale	Fleet	Owner / Operator	Total
Current and up to 30 days past-due	$1,389.1	$3,845.5	$1,327.5	$6,562.1
31 – 60 days past-due	1.4	14.1	13.0	28.5
Greater than 60 days past-due	21.5	62.8	19.0	103.3

	$1,412.0	$3,922.4	$1,359.5	$6,693.9

At December 31, 2010
Current and up to 30 days past-due	$966.2	$3,581.1	$1,359.5	$5,906.8
31 – 60 days past-due	7.7	48.5	19.7	75.9
Greater than 60 days past-due	9.5	76.1	38.3	123.9

	$983.4	$3,705.7	$1,417.5	$6,106.6

Troubled Debt Restructurings

The Company modifies loans and finance leases as a normal part of its Financial Services operations. The Company’s modifications typically resulted in granting more time to pay the contractual amounts owed. When the Company modifies loans and finance leases for customers in financial difficulty and grants a concession, the modifications are classified as troubled debt restructurings (TDRs). The Company rarely forgives principal or accrued interest and may require principal and accrued interest payments at the time of modification. For the three and nine months ended September 30, 2011, the decrease in the recorded investment for loans and leases modified as TDRs was nil and $.1 million, all within the fleet segment. At modification date, the post-modification recorded investment balance was:

Post-Modification Recorded Investment	Fleet	Owner / Operator	Total
Three Months Ended September 30, 2011	$3.4	$.7	$4.1
Nine Months Ended September 30, 2011	$21.2	$5.2	$26.4

The balance of TDRs was $25.4 at September 30, 2011 and $6.5 at December 31, 2010.

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all modifications that occurred during the past nine months for identification as TDRs. The Company identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology and identified these receivables as impaired. Included in finance receivables evaluated individually for impairment are loans identified as TDRs some of which are loans evaluated as a pool to measure the specific reserve. At September 30, 2011, the recorded investment in loans for which the allowance for credit losses was previously measured under the general allowance for credit losses methodology that are now impaired under the new guidance was $5.9. The allowance for credit losses associated with these loans was $.3 at September 30, 2011.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The recorded investment of finance receivables modified during the previous twelve months as TDRs that subsequently defaulted (i.e., became more than 30 days past due) in the three and twelve months ended September 30, 2011 are as follows:

	At September 30, 2011
Recorded Investment	Fleet	Owner / Operator	Total
Three Months Ended September 30, 2011	$2.0	$.2	$2.2
Twelve Months Ended September 30, 2011	$6.0	$2.1	$8.1

These TDRs that subsequently defaulted (i.e., became more than 30 days past due) did not significantly impact the Company’s reserve at September 30, 2011.

Repossessions

When the Company determines that a customer in default is not likely to meet their contractual commitments, the Company repossesses the vehicles which serve as collateral for loans and finance leases, and equipment on operating leases. The Company records the repossessed vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at September 30, 2011 and December 31, 2010 was $12.0 and $15.6, respectively. Proceeds from the sales of repossessed assets were $65.7 and $108.7 for the nine months ended September 30, 2011 and 2010, respectively. These amounts are included in Proceeds from asset disposals on the Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other on the Consolidated Statements of Income.

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

Changes in warranty and R&M reserves are summarized as follows:

	2011	2010
Balance at January 1	$372.2	$386.4
Cost accruals and revenue deferrals	219.1	152.9
Payments and revenue recognized	(161.3)	(168.6)
Currency translation	(1.2)	(11.6)

Balance at September 30	$428.8	$359.1

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE F – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income	$281.6	$119.9	$714.6	$287.8
Other comprehensive (loss) income:
Currency translation (losses) gains	(267.0)	226.4	(82.3)	(28.5)
Derivative contracts (decrease) increase	(15.2)	4.5	(6.8)	21.0
Marketable securities increase	2.5	.2	4.2	.3
Employee benefit plans increase (decrease)	9.3	(1.8)	12.6	9.4

Net other comprehensive (loss) income	(270.4)	229.3	(72.3)	2.2

Comprehensive income	$11.2	$349.2	$642.3	$290.0

In the three months ended September 30, 2011, currency translation losses are primarily due to decreases in the euro. In the nine months ended September 30, 2011, currency translation losses are primarily due to decreases in Canadian and Australian dollar.

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income was comprised of the following:

	September 30 2011	December 31 2010
Currency translation adjustment	$288.8	$371.1
Net unrealized losses on derivative contracts	(24.7)	(17.9)
Net unrealized investment gains	4.7	.5
Employee benefit plans	(299.8)	(312.4)

Total accumulated other comprehensive (loss) income	$(31.0)	$41.3

Stock Compensation Plans

Stock-based compensation expense was $2.6 and $11.1 for the three and nine months ended September 30, 2011, respectively, and $2.3 and $6.1 for the three and nine months ended September 30, 2010, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to nil and $.7 for the three and nine months ended September 30, 2011, respectively, and $.6 and $2.8 for the three and nine months ended September 30, 2010, respectively, and have been classified as a financing cash flow.

During the first three quarters of 2011, the Company issued 247,796 common shares under deferred and stock compensation arrangements.

NOTE G – Income Taxes

The effective income tax rate was 28.7% in the third quarter of 2011 and 30.9% in the first nine months of 2011 compared to 32.2% in the third quarter and 31.7% in the first nine months of 2010. The lower

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

effective tax rates in 2011 reflect the benefits of implementation in the third quarter of a new tax law in the Netherlands which provides tax incentives related to research and innovation.

NOTE H – Segment Information

The Company operates in two reportable segments, Truck and Financial Services.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net sales and revenues:
Truck
Total	$4,145.1	$2,374.1	$11,275.5	$6,705.1
Less intersegment	(183.9)	(92.7)	(621.8)	(254.5)

External customers	3,961.2	2,281.4	10,653.7	6,450.6
All other	31.8	22.8	84.6	62.7

	3,993.0	2,304.2	10,738.3	6,513.3
Financial Services	264.1	238.3	763.1	724.0

	$4,257.1	$2,542.5	$11,501.4	$7,237.3

Income (loss) before income taxes:
Truck	$324.3	$133.4	$855.3	$314.2
All other	(2.4)	(3.6)	(19.0)	(10.7)

	321.9	129.8	836.3	303.5
Financial Services	61.8	41.5	169.0	103.6
Investment income	11.0	5.5	28.9	14.3

	$394.7	$176.8	$1,034.2	$421.4

Depreciation and amortization:
Truck	$78.8	$69.5	$236.3	$206.9
All other	2.7	2.2	7.2	6.7

	81.5	71.7	243.5	213.6
Financial Services	92.7	80.0	262.1	254.9

	$174.2	$151.7	$505.6	$468.5

Included in All other is the Company’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expenses.

NOTE I – Derivative Financial Instruments

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

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

mitigate the fluctuations on earnings, cash flows and fair value of borrowings. Net amounts paid or received are reflected as adjustments to interest expense.

At September 30, 2011, the notional amount of the Company’s interest-rate contracts was $2,954.4. Notional maturities for all interest-rate contracts are $235.4 for the remainder of 2011, $699.5 for 2012, $692.4 for 2013, $896.9 for 2014, $381.0 for 2015 and $49.2 thereafter. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At September 30, 2011, the notional amount of the outstanding foreign-exchange contracts was $320.3. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classifications and fair value of derivative financial instruments designated under hedge accounting:

	September 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$2.4		$9.1
Deferred taxes and other liabilities		$92.2		$107.5
Foreign-exchange contracts:
Truck and Other:
Other current assets	4.0		.9
Accounts payable, accrued expenses and other		2.0		1.1

	$6.4	$94.2	$10.0	$108.6

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classifications and fair value of derivative financial instruments designated as economic hedges:

	September 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Economic hedges:
Interest-rate contracts:
Financial Services:
Other assets	$2.1
Deferred taxes and other liabilities		$.8		$3.5
Foreign-exchange contracts:
Truck and Other:
Other current assets	.6		$.1
Accounts payable, accrued expenses and other		2.0		.3
Financial Services:
Deferred taxes and other liabilities		.2		.2

	$2.7	$3.0	$.1	$4.0

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was included in Interest and other borrowing expenses in the Financial Services segment as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Interest-rate swaps	$(5.2)	$(1.5)	$(4.7)	$(3.2)
Term notes	$4.9	$1.4	$4.2	$3.2

Cash Flow Hedges

The majority of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in Accumulated other comprehensive income to the extent such hedges are considered effective.

Amounts in Accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to cost of sales or to Financial Services interest expense, consistent with the hedged transaction. The ineffective portions were a loss of $.1 and a gain of $2.0 during the third quarter of 2011 and 2010 and were gains of $.7 and $2.0 during the first nine months of 2011 and 2010, respectively.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the pre-tax effects of derivative instruments recognized in Other comprehensive (loss) income (OCI):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Income (loss) recognized in OCI:
Truck and Other		$(1.8)		$5.9
Financial Services	$(2.6)		$(31.2)

	$(2.6)	$(1.8)	$(31.2)	$5.9

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Income (loss) recognized in OCI:
Truck and Other		$4.3		$1.8
Financial Services	$(40.2)		$(61.0)

	$(40.2)	$4.3	$(61.0)	$1.8

Expense (income) reclassified from Accumulated other comprehensive income into income:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Truck and Other:
Cost of sales and revenues		$(.7)		$(3.3)
Financial Services:
Interest and other borrowing expenses	$(16.3)		$20.2

	$(16.3)	$(.7)	$20.2	$(3.3)

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Truck and Other:
Cost of sales and revenues		$.6		$1.6
Interest and other expense, net		(1.1)		(.2)
Financial Services:
Interest and other borrowing expenses	$44.0		$88.7

	$44.0	$(.5)	$88.7	$1.4

Of the $24.7 accumulated net loss on derivative contracts included in Accumulated other comprehensive income as of September 30, 2011, $33.2 of losses, net of taxes, is estimated to be reclassified to interest expense or cost of sales in the following 12 months. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

PACCAR Inc - Form 10-Q

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

The (income) expense recognized in earnings related to economic hedges is as follows:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Truck and Other:
Cost of sales and revenues		$.1		$.1
Interest and other (income) expense, net		(.3)		(.3)
Financial Services:
Interest and other borrowing expenses	$(5.0)	(.5)	$(5.0)	$(1.6)

	$(5.0)	$(.7)	$(5.0)	$(1.8)

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Truck and Other:
Cost of sales and revenues		$.2		$.3
Interest and other (income)expense, net	$1.1	4.8	$.2	6.6
Financial Services:
Interest and other borrowing expenses	.3	.1	(7.8)

	$1.4	$5.1	$(7.6)	$6.9

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

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

The Company’s financial assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At September 30, 2011	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$295.1	$295.1
U.S. government and agency securities	$1.9		1.9
U.S. corporate securities		38.8	38.8
Non U.S. corporate securities		157.9	157.9
Non U.S. government securities		354.3	354.3
Other		67.7	67.7

Total marketable debt securities	$1.9	$913.8	$915.7

Derivatives
Interest-rate swaps		$2.4	$2.4
Cross currency swaps		2.1	2.1
Foreign-exchange contracts		4.6	4.6

Total derivative assets		$9.1	$9.1

Liabilities:
Derivatives
Interest-rate swaps		$38.2	$38.2
Cross currency swaps		54.8	54.8
Foreign-exchange contracts		4.2	4.2

Total derivative liabilities		$97.2	$97.2

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2010	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$365.4	$365.4
U.S. government and agency securities	$2.7		2.7
U.S. corporate securities		27.6	27.6
Non U.S. corporate securities		37.0	37.0
Other		17.8	17.8

Total marketable debt securities	$2.7	$447.8	$450.5

Derivatives
Interest-rate swaps		$5.8	$5.8
Cross currency swaps		3.3	3.3
Foreign-exchange contracts		1.0	1.0

Total derivative assets		$10.1	$10.1

Liabilities:
Derivatives
Interest-rate swaps		$37.2	$37.2
Cross currency swaps		73.8	73.8
Foreign-exchange contracts		1.6	1.6

Total derivative liabilities		$112.6	$112.6

Other assets that are measured at fair value on a nonrecurring basis are as follows:

	September 30 2011	December 31 2010
	Level 2	Level 2
Impaired loans:
Financial Services	$56.0	$33.2

Used trucks held for sale:
Truck and Other	$22.3	$20.0
Financial Services	55.9	38.2

	$78.2	$58.2

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

Used truck write-downs during the three and nine months ended September 30, 2011 were $.5 and $1.8, respectively, and were recorded as cost of sales in the truck segment. Used truck write-downs during the three and nine months ended September 30, 2010 were $3.2 and $7.0, respectively. Of the $7.0 year to date cost, $1.6 was recorded as cost of sales in the truck segment and $5.4 was recorded in the financial services segment (operating lease depreciation expense of $7.2 and a recovery to provision for losses on receivables of $1.8).

PACCAR Inc - Form 10-Q

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

Trade Receivables and Payables: Carrying amounts approximate fair value.

Fixed-rate loans and debt that are not carried at approximate fair value at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Financial Services fixed-rate loans	$2,568.3	$2,574.9	$2,444.1	$2,483.3

Liabilities:
Truck and Other fixed-rate debt	$150.0	$170.4	$173.5	$196.9
Financial Services fixed-rate debt	$2,049.9	$2,120.1	$1,870.7	$1,967.9

NOTE K – Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Service cost	$11.9	$9.3	$34.6	$27.8
Interest on projected benefit obligation	21.0	19.0	61.8	57.0
Expected return on assets	(26.5)	(24.4)	(79.1)	(73.0)
Amortization of prior service costs	.3	.4	1.0	1.3
Recognized actuarial loss	4.5	3.7	17.7	10.9

Net pension expense	$11.2	$8.0	$36.0	$24.0

During the three and nine months ended September 30, 2011, the Company contributed $6.1 and $12.9 to its pension plans, respectively.

PACCAR Inc - Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consolidated net sales and revenues in the third quarter of 2011 were a record $4.26 billion, an increase of $1.71 billion compared to the third quarter of 2010. For the first nine months of 2011, consolidated net sales and revenue were $11.50 billion, an increase of $4.26 billion from the same period in 2010. The increases in both periods are mainly due to higher truck deliveries and aftermarket parts sales in the Company’s primary markets from increased demand for the Company’s products. Truck unit sales increased in the third quarter of 2011 to 35,500 units from 19,500 units in the third quarter of 2010 and increased to 97,100 from 54,600 in the first nine months of 2011. Aftermarket parts sales in the third quarter and first nine months of 2011 increased to $.66 billion and $1.92 billion from $.55 billion and $1.60 billion in the same periods in 2010.

Third quarter 2011 net income increased to $281.6 million ($.77 per diluted share) compared to $119.9 million ($.33 per diluted share) in the third quarter of 2010. First nine months of 2011 net income increased to $714.6 million ($1.95 per diluted share) compared to $287.8 million ($.79 per diluted share) in the first nine months of 2010. Both increases were primarily due to higher sales and margins in the Truck segment.

PACCAR Financial Services assets increased to $8.83 billion at September 30, 2011 from $7.88 billion at December 31, 2010 and third quarter 2011 pre-tax income improved to $61.8 million compared to $41.5 million in the third quarter of 2010. First nine months of 2011 pre-tax income improved to $169.0 million compared to $103.6 million in the first nine months of 2010. The higher levels of assets and profits reflect improving truck sales and finance market share, as well as lower borrowing costs. PACCAR issued $982.4 million of medium-term notes during the first nine months of 2011.

Third quarter and first nine months of 2011 total net sales and revenues and income before income taxes were positively affected by the translation of stronger foreign currencies primarily due to the euro. The translation effect increased third quarter 2011 net sales and revenues by $159.2 million and income before income taxes by $8.2 million. The translation effect increased first nine months of 2011 net sales and revenues by $367.9 million and income before income taxes by $32.6 million.

Truck Outlook

Industry retail sales this year for the heavy-duty truck market in the U.S. and Canada are expected to be in the range of 185,000 – 200,000 units, up 45% to 60% from 2010. Industry retail sales in the U.S. and Canada in 2012 are expected to increase to 205,000 – 230,000 units, primarily due to the ongoing replacement of the aging industry fleet. In Europe, the 2011 market size of 15-tonne and above vehicles is expected to be in the range of 235,000 – 245,000 units, up 30% to 35% from 2010. In 2012, the annual market size of above 15-tonne vehicles is expected to remain comparable at 225,000 – 250,000 units in Europe. The Company’s capital investments in 2011 are expected to increase to $450 to $500 million reflecting product development programs and South American expansion. Capital investments in 2012 are expected to be $450 to $550 million. Research and development (R&D) in 2011 is expected to be $280 to $300 million, focusing on manufacturing efficiency improvements, engine development and new product programs. R&D in 2012 is expected to be $275 to $325 million. Capital investments and R&D in 2012 will focus on construction of a factory in Brasil as well as comprehensive

PACCAR Inc - Form 10-Q

product development programs. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

Financial Services Outlook

Average earning assets in the fourth quarter of 2011 are expected to increase modestly from current levels. For 2012, average earning assets are projected to grow approximately 5-10% due to increased new business financing from slightly higher truck sales as discussed in the Truck Outlook. The Company’s customers are benefiting from increased freight tonnage and fleet utilization that are contributing to improvements in customers’ productivity as well as profitability. If current freight transportation conditions continue, past-due accounts, truck repossessions and net charge-offs in 2012 could be comparable to or improve slightly from 2011 amounts. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

RESULTS OF OPERATIONS:

($ in millions, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net sales and revenues:
Truck	$3,961.1	$2,281.4	$10,653.6	$6,450.6
Other	31.9	22.8	84.7	62.7

Truck and other	3,993.0	2,304.2	10,738.3	6,513.3
Financial Services	264.1	238.3	763.1	724.0

	$4,257.1	$2,542.5	$11,501.4	$7,237.3

Income (loss) before taxes:
Truck	$324.3	$133.3	$855.3	$314.1
Other	(2.4)	(3.5)	(19.0)	(10.6)

Truck and Other	321.9	129.8	836.3	303.5
Financial Services	61.8	41.5	169.0	103.6
Investment income	11.0	5.5	28.9	14.3
Income taxes	(113.1)	(56.9)	(319.6)	(133.6)

Net income	$281.6	$119.9	$714.6	$287.8

Diluted earnings per share	$.77	$.33	$1.95	$.79

Return on Revenues	6.6%	4.7%	6.2%	4.0%

The following provides an analysis of the results of operations for the two reportable segments, Truck and Financial Services. Where possible, the Company has quantified the factors identified in the following discussion and analysis. In cases where it is not possible to quantify the impact of factors, the Company lists them in estimated order of importance. Factors for which the Company is unable to specifically quantify the impact include market demand, fuel prices, freight tonnage and economic conditions affecting the Company’s results of operations.

PACCAR Inc - Form 10-Q

2011 Compared to 2010:

Truck

The Company’s truck segment accounted for 93% of revenues in both the third quarter and first nine months of 2011 compared to 90% and 89% in the third quarter and first nine months of 2010.

($ in millions)	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	% Change	2011	2010	% Change
Truck net sales and revenues:
U.S. and Canada	$2,191.6	$1,163.1	88	$5,560.1	$3,241.4	72
Europe	1,185.8	703.1	69	3,529.8	2,125.6	66
Mexico, Australia and Other	583.7	415.2	41	1,563.7	1,083.6	44

	$3,961.1	$2,281.4	74	$10,653.6	$6,450.6	65

Truck income before income taxes	$324.3	$133.3	143	$855.3	$314.1	172

The Company’s worldwide truck and parts sales and revenues in the third quarter and first nine months of 2011 increased 74% and 65% compared to the same periods in 2010. Both increases were due to higher market demand, primarily in the U.S. and Canada and Europe.

Truck segment income before income taxes increased 143% and 172% in the third quarter and first nine months of 2011 from the same periods in 2010. Both of the increases were due to higher truck unit sales and margins and higher aftermarket parts sales and margins, partially offset by increases in R&D and selling, general and administrative (SG&A) expenses to support a higher level of business activity. Third quarter and first nine months of 2011 truck income before income taxes was also affected by the translation of stronger foreign currencies. The translation effect of all currencies increased third quarter and first nine months of 2011 income before income taxes by $6.9 million and $28.5 million, respectively.

The Company’s new truck deliveries are summarized below:

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	% Change	2011	2010	% Change
United States	15,700	7,600	107	40,100	21,000	91
Canada	3,100	1,600	94	7,900	5,100	55

U.S. and Canada	18,800	9,200	104	48,000	26,100	84
Europe	11,800	6,900	71	35,200	19,500	81
Mexico, Australia and Other	4,900	3,400	44	13,900	9,000	54

Total units	35,500	19,500	82	97,100	54,600	78

The truck market in the U.S. and Canada continued to improve from the recessionary levels of 2010 reflecting higher freight volumes and the need to replace an aging truck fleet. Industry retail sales in the heavy-duty market in the U.S. and Canada increased to 133,900 units in the first nine months of 2011 from 90,500 units in the first nine months of 2010. The Company’s heavy-duty truck retail market share was 27.7% in the first nine months of 2011 compared to 23.4% in the first nine months of 2010.

The 15-tonne and above truck market size in Western and Central Europe increased to 181,000 units in the first nine months of 2011 from 127,700 units in the first nine months of 2010. The Company’s market share was 15.2% in the first nine months of 2011 compared to 15.9% in the first nine months of 2010.

Sales and revenues in Mexico, Australia and other markets increased in the third quarter and first nine months of 2011 primarily due to higher new truck deliveries in Mexico and Latin America.

PACCAR Inc - Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues, and gross margin for the three months ended September 30, 2011 are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Three Months Ended September 30, 2010	$2,281.4	$2,000.3	$281.1
Increase (decrease)
Truck delivery volume	1,323.4	1,122.3	201.1
Average truck sales prices	128.7		128.7
Average per truck material, labor and other direct costs		69.6	(69.6)
Factory overhead, warehouse and other indirect costs		83.4	(83.4)
Aftermarket parts volume	63.4	41.1	22.3
Average aftermarket parts sales prices	15.4		15.4
Average aftermarket parts direct costs		6.6	(6.6)
Currency translation	148.8	134.2	14.6

Total increase	1,679.7	1,457.2	222.5

Three Months Ended September 30, 2011	$3,961.1	$3,457.5	$503.6

•

Truck delivery volume increased in the third quarter of 2011 from the third quarter of 2010 which resulted in $1.32 billion in higher sales and $1.12 billion in higher cost of sales. The higher truck delivery volume reflects improved market demand which also resulted in increased sales of $128.7 million from higher average truck sales prices.

•	Cost of sales increased $69.6 million due to a higher average cost per truck, primarily from the effect of higher content EPA 2010 emission vehicles in the U.S. and Canada.

•

Factory overhead, warehouse and other indirect costs increased $83.4 million primarily due to higher salaries and related costs ($51.5 million) and manufacturing supplies and maintenance ($24.7 million) to support higher production levels.

•	Higher market demand also increased aftermarket parts sales volume by $63.4 million and related cost of sales by $41.1 million.

•	Average aftermarket parts sales prices increased by $15.4 million reflecting improved price realization.

•	The currency translation effect on sales and cost of sales primarily reflects a stronger euro.

The major factors for the changes in net sales and revenues, cost of sales and revenues, and gross margin for the nine months ended September 30, 2011 are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Nine Months Ended September 30, 2010	$6,450.6	$5,690.0	$760.6
Increase (decrease)
Truck delivery volume	3,095.5	2,615.4	480.1
Average truck sales prices	498.7		498.7
Average per truck material, labor and other direct costs		294.3	(294.3)
Factory overhead, warehouse and other indirect costs		222.2	(222.2)
Aftermarket parts volume	209.5	130.1	79.4
Average aftermarket parts sales prices	56.0		56.0
Average aftermarket parts direct costs		26.4	(26.4)
Currency translation	343.3	297.3	46.0

Total increase	4,203.0	3,585.7	617.3

Nine Months Ended September 30, 2011	$10,653.6	$9,275.7	$1,377.9

PACCAR Inc - Form 10-Q

•

Truck delivery volume increased in the first nine months of 2011 from the first nine months of 2010 which resulted in $3.10 billion in higher sales and $2.62 billion in higher cost of sales. The higher truck delivery volume reflects improved market demand which also resulted in increased sales of $498.7 million from higher average truck sales prices.

•	Cost of sales increased $294.3 million due to a higher average cost per truck, primarily from the effect of higher content EPA 2010 emission vehicles in the U.S. and Canada.

•

Factory overhead, warehouse and other indirect costs increased $222.2 million primarily due to higher salaries and related costs ($134.3 million) and manufacturing supplies and maintenance ($65.8 million) to support higher production levels.

•	Higher market demand also increased aftermarket parts sales volume by $209.5 million and related cost of sales by $130.1 million.

•	Average aftermarket parts sales prices increased by $56.0 million reflecting improved price realization.

•	The currency translation effect on sales and cost of sales primarily reflects a stronger euro.

Net sales and revenues and gross margins for truck units and aftermarket parts are provided below. The aftermarket parts gross margin includes direct revenues and costs, but excludes certain Truck segment costs.

($ in millions)	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	% Change	2011	2010	% Change
Net sales and revenues:
Trucks	$3,305.7	$1,727.6	91	$8,735.4	$4,853.1	80
Aftermarket parts	655.4	553.8	18	1,918.2	1,597.5	20

	$3,961.1	$2,281.4	74	$10,653.6	$6,450.6	65

Gross Margin:
Trucks	$276.9	$93.0	198	$709.8	$220.3	222
Aftermarket parts	226.7	188.1	21	668.1	540.3	24

	$503.6	$281.1	79	$1,377.9	$760.6	81

Gross Margin %:
Trucks	8.4%	5.4%		8.1%	4.5%
Aftermarket parts	34.6%	34.0%		34.8%	33.8%

Truck segment	12.7%	12.3%		12.9%	11.8%

Total Truck segment gross margins for the third quarter and first nine months of 2011 increased due to higher truck and parts gross margins. Truck gross margins in 2011 reflect the benefits of higher market demand and increased absorption of fixed costs resulting from higher truck production. Aftermarket parts gross margins in 2011 benefited from higher price realization from improved market demand.

Truck R&D expenditures in the third quarter of 2011 increased to $69.9 million from $59.8 million in 2010. Truck R&D expenditures in the first nine months of 2011 increased to $215.5 million from $172.9 million in 2010. The higher spending in 2011 reflects increased new product development activities, primarily new truck products for North America and Europe and higher foreign currencies, primarily the euro.

Truck SG&A was $105.6 million in the third quarter of 2011 compared to $88.7 million in 2010 and was $306.2 million in the first nine months of 2011 compared to $271.2 million in the first nine months of 2010. The higher spending is due to higher salaries and related expenses of $17.3 million (including $2.8 million from the effect of foreign currencies) for the third quarter and $36.6 million for the first nine months of 2011 (including $8.0 million of foreign exchange effect) to support higher levels of business activity. As a percentage of sales, Truck SG&A decreased to 2.7% and 2.9% in the third quarter and first nine months of

PACCAR Inc - Form 10-Q

2011 from 3.9% and 4.2% in the third quarter and first nine months of 2010, respectively, due to higher sales volumes.

Financial Services

($ in millions)	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	% Change	2011	2010	% Change
New loan and lease volume:
U.S. and Canada	$638.0	$373.5	71	$1,673.3	$911.3	84
Europe	215.7	137.6	57	684.5	394.1	74
Mexico and Australia	151.9	101.4	50	443.7	315.8	41

	$1,005.6	$612.5	64	$2,801.5	$1,621.2	73
New loan and lease volume by product:
Loans and finance leases	$783.5	$504.6	55	$2,060.6	$1,293.7	59
Equipment on operating leases	222.1	107.9	106	740.9	327.5	126

	$1,005.6	$612.5	64	$2,801.5	$1,621.2	73
New loan and lease unit volume:
Loans and finance leases	8,754	6,805	29	23,996	17,495	37
Equipment on operating leases	2,291	1,245	84	7,452	3,759	98

	11,045	8,050	37	31,448	21,254	48
Average earning assets:
U.S. and Canada	$4,710.8	$4,223.8	12	$4,443.0	$4,365.2	2
Europe	2,268.8	1,810.7	25	2,184.4	1,936.2	13
Mexico and Australia	1,459.7	1,290.5	13	1,452.4	1,282.8	13

	$8,439.3	$7,325.0	15	$8,079.8	$7,584.2	7
Average earning assets by product:
Loans and finance leases	$5,342.7	$4,972.0	7	$5,229.8	$5,149.1	2
Dealer wholesale financing	1,228.5	828.9	48	1,125.8	887.0	27
Equipment on lease and other	1,868.1	1,524.1	23	1,724.2	1,548.1	11

	$8,439.3	$7,325.0	15	$8,079.8	$7,584.2	7
Revenue:
U.S. and Canada	$131.1	$121.3	8	$374.9	$370.8	1
Europe	79.9	68.9	16	232.5	210.6	10
Mexico and Australia	53.1	48.1	10	155.7	142.6	9

	$264.1	$238.3	11	$763.1	$724.0	5
Revenue by product:
Loans and finance leases	$94.3	$93.8	1	$279.0	$290.7	(4)
Dealer wholesale financing	12.1	8.0	51	34.4	26.1	32
Equipment on lease and other	157.7	136.5	16	449.7	407.2	10

	$264.1	$238.3	11	$763.1	$724.0	5

Income before income taxes	$61.8	$41.5	49	$169.0	$103.6	63

In the third quarter and first nine months of 2011, new loan and lease volume of $1.01 billion and $2.80 billion, respectively, increased 64% and 73% compared to the third quarter and first nine months of 2010, reflecting increased new PACCAR truck sales, increased finance market share and a higher average amount financed per unit. In the third quarter and first nine months of 2011, PFS market share of new PACCAR trucks delivered was 29.9% and 30.5% compared to 29.8% and 26.7% in 2010.

The increase in PFS revenues to $264.1 million in the third quarter 2011 from $238.3 million primarily resulted from higher average earning asset balances and the impact of stronger foreign currencies, partially offset by lower yields. PFS income before income taxes increased to $61.8 million in the third

PACCAR Inc - Form 10-Q

quarter of 2011 from $41.5 million in the third quarter of 2010 and to $169.0 million in the first nine months of 2011 from $103.6 million in the first nine months of 2010. The increases in both periods were primarily due to higher finance and lease margins as noted below and a lower provision for losses on receivables.

The major factors for the change in finance margin for the three months ended September 30, 2011 are outlined in the table below:

($ in millions)	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Three Months Ended September 30, 2010	$101.8	$51.8	$50.0
Increase (decrease)
Average finance receivables	8.0		8.0
Yields	(7.9)		(7.9)
Average debt balances		7.5	(7.5)
Borrowing rates		(17.2)	17.2
Currency translation	4.6	2.5	2.1

Total increase (decrease)	4.7	(7.2)	11.9

Three Months Ended September 30, 2011	$106.5	$44.6	$61.9

•

Higher average earning finance receivables in 2011 ($475.2 million), excluding the effect of foreign currencies, resulted in $8.0 million of higher interest and fee income. The higher finance receivables resulted from retail portfolio new business volume exceeding repayments and an increase in dealer wholesale financing, primarily in the U.S. and Canada and Europe.

•	Lower yields from lower market interest rates decreased interest and fee income by $7.9 million.

•

Average debt balances increased in 2011 ($817.0 million), excluding the effect of foreign currencies, and resulted in $7.5 million higher interest and other borrowing expenses. The higher average debt balances reflect a higher level of funding needed for a higher average finance receivable portfolio.

•	Borrowing rates declined in 2011 due to lower market interest rates and decreased interest expense by $17.2 million.

•	Currency translation, primarily the stronger euro, increased interest and fees by $4.6 million and interest and other borrowing expense by $2.5 million, respectively.

The major factors for the change in finance margin for the nine months ended September 30, 2011 are outlined in the table below:

($ in millions)	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Nine Months Ended September 30, 2010	$316.8	$163.4	$153.4
Increase (decrease)
Average finance receivables	4.8		4.8
Yields	(19.9)		(19.9)
Average debt balances		5.0	(5.0)
Borrowing rates		(37.3)	37.3
Currency translation	11.7	6.1	5.6

Total (decrease) increase	(3.4)	(26.2)	22.8

Nine Months Ended September 30, 2011	$313.4	$137.2	$176.2

•	Higher average earning finance receivables in 2011 ($92.6 million), excluding the effect of foreign currencies, resulted in a increase of $4.8 million in interest and fee income. The higher finance

PACCAR Inc - Form 10-Q

receivables resulted from retail new business volume exceeding portfolio repayments as well as an increase in dealer wholesale financing, primarily in the U.S. and Canada and Europe.

•	Lower yields from lower market interest rates decreased interest and fee income by $19.9 million.

•

Average debt balances increased in 2011 ($167.7 million), excluding the effect of foreign currencies, and resulted in $5.0 million of higher interest and other borrowing expenses. The higher average debt balances reflect a higher level of funding needed for a larger average finance receivable portfolio.

•	The lower borrowing rates in 2011 resulted from lower market interest rates and decreased interest expense by $37.3 million.

•	Currency translation, primarily the stronger euro, increased interest and fees by $11.7 million and interest and other borrowing expense by $6.1 million, respectively.

The following table summarizes operating lease, rental and other income and depreciation and other:

($ in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Operating lease revenues	$147.6	$124.6	$420.3	$371.3
Used truck sales and other	10.0	11.9	29.4	35.9

Operating lease, rental and other income	$157.6	$136.5	$449.7	$407.2

Depreciation on operating lease	$91.2	$77.8	$257.4	$246.0
Vehicle operating expenses	25.9	22.6	76.3	66.2
Cost of used truck sales and other	5.9	9.8	19.2	30.2

Depreciation and other	$123.0	$110.2	$352.9	$342.4

The major factors for the change in lease margin for the three months ended September 30, 2011 are outlined in the table below:

($ in millions)	Operating Lease, Rental and Other Income	Depreciation and Other	Lease Margin
Three Months Ended September 30, 2010	$136.5	$110.2	$26.3
Increase (decrease)
Operating lease impairments		(.5)	.5
(Gains) losses on returned lease assets		(2.4)	2.4
Used trucks taken on trade	(2.1)	(2.6)	.5
Average operating lease assets	12.6	10.3	2.3
Revenue and cost per asset	4.5	3.8	.7
Insurance and other	.3	(.4)	.7
Currency translation	5.8	4.6	1.2

Total increase	21.1	12.8	8.3

Three Months Ended September 30, 2011	$157.6	$123.0	$34.6

•	Operating lease impairments decreased $.5 million in the third quarter of 2011 due to fewer impaired units.

•	Higher used truck values resulted in net gains on sales of trucks returned from leases of $3.5 million in the third quarter of 2011 compared to $1.1 million in the third quarter of 2010.

•	The decrease in income on trucks taken on trade of $2.1 million and associated reduction in cost of $2.6 million are due to a decrease in the volume of trucks sold and improved used truck values.

PACCAR Inc - Form 10-Q

•	Average operating lease assets increased $274.7 million resulting in $12.6 million in higher revenues and $10.3 million in higher depreciation and other vehicle operating expenses.

•

Higher truck market demand resulted in an increase in revenue per asset in the third quarter of 2011 of $4.5 million. The increase in revenue consisted of higher asset utilization (the proportion of available operating lease units that are being leased) of $2.4 million, higher fuel and service revenue of $1.3 million and higher lease rates of $.8 million. The 2011 increase in costs per asset of $3.8 million is due to higher vehicle operating expenses, including higher fuel costs and variable costs from higher asset utilization levels.

•	Currency translation, primarily the stronger euro, increased revenue by $5.8 million and operating lease costs by $4.6 million.

The major factors for the change in lease margin for the nine months ended September 30, 2011 are outlined in the table below:

($ in millions)	Operating Lease, Rental and Other Income	Depreciation and Other	Lease Margin
Nine Months Ended September 30, 2010	$407.2	$342.4	$64.8
Increase (decrease)
Operating lease impairments		(2.6)	2.6
(Gains) losses on returned lease assets		(16.5)	16.5
Used trucks taken on trade	(6.6)	(8.1)	1.5
Average operating lease assets	20.6	16.7	3.9
Revenue and cost per asset	15.7	11.2	4.5
Insurance and other	.1	(.4)	.5
Currency translation	12.7	10.2	2.5

Total increase	42.5	10.5	32.0

Nine Months Ended September 30, 2011	$449.7	$352.9	$96.8

•	Operating lease impairments decreased $2.6 million in the first nine months of 2011 due to fewer impaired units.

•

Higher used truck values resulted in net gains on sales of trucks returned from leases of $10.6 million in the first nine months of 2011 compared to net losses of $5.9 million in the first nine months of 2010.

•	The decreases in trucks taken on trade of $6.6 million and associated costs of $8.1 million are due to a decrease in the volume of trucks sold and improved used truck values.

•	Average operating lease assets increased $129.3 million resulting in $20.6 million in higher revenue and $16.7 million in higher depreciation expense.

•

Higher truck market demand resulted in an increase in revenue per asset in the first nine months of 2011 of $15.7 million. The increase in revenue consisted of higher lease rates of $6.6 million, higher asset utilization (the proportion of available operating lease units that are being leased) of $6.4 million and higher fuel and service revenue of $2.7 million. The 2011 increase in costs per asset of $11.2 million is due to higher vehicle operating expenses, including higher fuel costs and variable costs from higher asset utilization levels.

•	Currency translation, primarily the stronger euro, increased revenue by $12.7 million and operating lease costs by $10.2 million.

PACCAR Inc - Form 10-Q

The following tables summarize the provision for losses on receivables and net charge-offs:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
($ in millions)	Provision for Losses on Receivables	Net Charge-offs	Provision for Losses on Receivables	Net Charge-offs
U.S. and Canada	$(.2)	$.7	$3.6	$4.5
Europe	4.4	2.7	13.4	13.2
Mexico and Australia	6.5	6.5	15.2	13.8

	$10.7	$9.9	$32.2	$31.5

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
($ in millions)	Provision for Losses on Receivables	Net Charge-offs	Provision for Losses on Receivables	Net Charge-offs
U.S. and Canada	$4.6	$13.3	$19.5	$32.0
Europe	3.1	2.5	14.2	17.5
Mexico and Australia	5.2	6.7	15.0	15.0

	$12.9	$22.5	$48.7	$64.5

The provision for losses on receivables in the third quarter of 2011 decreased to $10.7 million from $12.9 million in the third quarter of 2010. The provision for losses on receivables for the first nine months of 2011 decreased to $32.2 million from $48.7 million in the first nine months of 2010. The decrease in both periods is due to improvements in portfolio quality and overall lower past-due balances.

Net portfolio charge-offs decreased to $9.9 million in the third quarter of 2011 from $22.5 million in the third quarter of 2010. For the first nine months of 2011, net portfolio charge-offs decreased to $31.5 million from $64.5 million in first nine months of 2010. The decreases in both periods mainly reflect a reduction in net portfolio charge-offs primarily in the U.S. and Canada from improvements in portfolio quality.

	September 30 2011	December 31 2010	September 30 2010
Percentage of retail loan and lease accounts 30+ days past-due:
U.S. and Canada	1.3%	2.1%	2.3%
Europe	1.4%	2.5%	4.6%
Mexico and Australia	5.3%	5.8%	7.1%

	2.1%	3.0%	3.8%

Worldwide PFS accounts 30+ days past-due were 2.1% at September 30, 2011 and have improved from 3.0% at December 31, 2010 and 3.8% at September 30, 2010. Included in the U.S. and Canada past-due percentage of 1.3% is 1.0% from one large customer. Excluding that customer, worldwide PFS accounts 30+ days past-due at September 30, 2011 would have been 1.4%. At September 30, 2011, the Company had $33.2 million of specific loss reserves for this large customer and other accounts considered at risk. The Company continues to focus on past-due balances. Existing economic conditions may result in continued low levels of past-due balances during the fourth quarter of 2011. When the Company modifies a 30+ days past-due account, the customer is considered current under the revised contractual terms.

During the third quarter of 2011, the Company modified $8.0 million of accounts worldwide that were 30+ days past-due at the time of modification. Had these accounts not been modified and continued to not make payments, worldwide PFS accounts 30+ days past-due of 2.1% at September 30, 2011, would have

PACCAR Inc - Form 10-Q

been 2.2%. Of the $8.0 million modified accounts, $6.4 million were in Mexico and Australia, had these accounts in Mexico and Australia not been modified and the customers continued to not make payments, past-dues from Mexico and Australia would have been 6.0%.

For the third quarter and first nine months of 2011, the Company’s pretax return on revenue for financial services increased to 23.4% and 22.1% from 17.4% and 14.3% in 2010 primarily due to higher finance and lease margin. The higher finance margin reflects a lower cost of funds and a larger finance receivable portfolio. The higher lease margin is primarily due to improved results on the sales of operating lease units and a larger operating lease portfolio.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expenses. Sales represent approximately 1% of consolidated net sales and revenues for the third quarter and first nine months of 2011 and 2010. Other income (loss) before income taxes for the third quarter of 2011 was a loss of $2.4 million compared to a loss of $3.5 million in 2010. Other income (loss) before income taxes was a loss of $19.0 million during the first nine months of 2011 compared to a loss of $10.6 million for the same period in 2010. The higher loss in the first nine months of 2011 was primarily due to higher SG&A. Other SG&A for the first nine months of 2011 was $25.4 million in 2011 and $14.5 million in 2010. The increase in the first nine months of 2011 is primarily due to higher salaries and related expenses ($8.9 million).

Investment income was $11.0 million in the third quarter of 2011 and $28.9 million in the first nine months of 2011 compared to $5.5 million in the third quarter of 2010 and $14.3 million in the first nine months of 2010. The higher investment income in both periods reflects higher average investment balances and higher yields on investments.

The effective income tax rate was 28.7% in the third quarter of 2011 and 30.9% in the first nine months of 2011 compared to 32.2% in the third quarter and 31.7% in the first nine months of 2010. The lower effective tax rates in 2011 reflect the benefits of the implementation in the third quarter of a new tax law in the Netherlands which provides tax incentives related to research and innovation.

($ in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Domestic income before taxes	$161.7	$53.0	$342.5	$101.3
Foreign income before taxes	233.0	123.8	691.7	320.1

Total income before taxes	$394.7	$176.8	$1,034.2	$421.4

Domestic pre-tax return on revenues	8.1%	4.5%	6.7%	3.2%
Foreign pre-tax return on revenues	10.3%	9.1%	10.8%	8.0%

Total pre-tax return on revenues	9.3%	7.0%	9.0%	5.8%

The improvements in income before income taxes for both domestic and foreign operations were primarily due to a higher return on revenues in truck operations. The improvement in domestic pre-tax return on revenues is due to the stronger recovery of the U.S. truck market from the recessionary levels of 2010. The increases in consolidated pre-tax return on revenues reflect these higher returns.

PACCAR Inc - Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)	September 30 2011	December 31 2010
Cash and cash equivalents	$1,879.6	$2,040.8
Marketable debt securities	915.7	450.5

	$2,795.3	$2,491.3

The Company’s total cash and marketable debt securities increased $304.0 million in 2011 to $2.80 billion at September 30, 2011. The change in cash and cash equivalents is summarized below:

Nine Months Ended September 30 ($ in millions)	2011	2010
Operating activities:
Net income	$714.6	$287.8
Net income items not affecting cash	562.7	493.6
Changes in operating assets and liabilities	(126.0)	381.4

Net cash provided by operating activities	1,151.3	1,162.8
Net cash used in investing activities	(1,785.3)	(156.8)
Net cash provided by (used in) financing activities	512.3	(861.3)
Effect of exchange rate changes on cash	(39.5)	.5

Net decrease in cash and cash equivalents	(161.2)	145.2
Cash and cash equivalents at beginning of the period	2,040.8	1,912.0

Cash and cash equivalents at end of the period	$1,879.6	$2,057.2

Cash provided by operations was $1,151.3 million in the first nine months of 2011 compared to $1,162.8 million in the first nine months of 2010. Cash was used for increased Truck segment trade receivables and inventory ($674.4 million) and PFS segment wholesale receivables ($504.6 million), reflecting higher truck production compared to the first nine months of 2010. In addition, there was an increase in sales-type finance leases and dealer direct loans on new trucks in 2011 compared to a decrease in 2010 resulting in an increase in net cash outflow ($119.8 million). This was partially offset by higher net income ($426.8 million), higher purchases of goods and services in accounts payable and accrued expenses ($538.0 million) and higher accruals than payments for income taxes, product warranties and other ($253.4 million) compared to the first nine months of 2010.

Cash used in investing activities in the first nine months of 2011 was $1,785.3 million, an increase of $1,628.5 million compared to the cash used in investing activities in the first nine months of 2010. In the first nine months of 2011, there were $335.6 million of higher net investments in marketable debt securities than in the first nine months of 2010. In addition, there were $658.4 million of increases in new loan and lease originations and $535.2 million of additional investments in equipment on operating leases compared to the first nine months of 2010 due to higher financial services operating lease volume and Truck segment unit volume from increased new truck demand. In addition, there was $98.9 million of higher spending in property, plant and equipment in the first nine months of 2011 compared to the first nine months of 2010 to support new product programs.

Cash provided by financing activities in the first nine months of 2011 was $512.3 million, an increase of $1,373.6 million over cash used by financing activities of $861.3 million in the first nine months of 2010. This was primarily due to $989.8 million from net borrowings on commercial paper and bank loans in 2011 compared to net repayments in 2010 of $874.3 million in 2010 and higher issuances of long-term debt of $424.5 million, partially offset by higher payments of term debt of $604.6 million and higher stock repurchases of $250.2 million. The increase in debt was used to fund growth in the financial services portfolio.

PACCAR Inc - Form 10-Q

Credit Lines and Other

The Company has line of credit arrangements of $3.61 billion, of which $3.32 billion was unused at the end of September 2011. Included in these arrangements are $3.0 billion of syndicated bank facilities. Of the $3.0 billion bank facilities, $1.0 billion matures in June 2012, $1.0 billion matures in June 2013 and $1.0 billion matures in June 2016. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the nine months ended September 30, 2011.

PACCAR Inc periodically files shelf registrations under the Securities Act of 1933. The total amount of medium-term notes outstanding for PACCAR Inc as of September 30, 2011 was $870.0 million. The current registration expires in the fourth quarter of 2011 and does not limit the principal amount of debt securities that may be issued during the period. The Company intends to renew the registration.

Truck and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

During the third quarter of 2011, the Company entered into an agreement to acquire a 19% ownership interest in TATRA a.s., an off-road vehicle manufacturer based in the Czech Republic. The cost of this ownership interest is not expected to be significant.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. An additional source of funds is loans from other PACCAR companies.

In November 2009, the Company’s U.S. finance subsidiary, PACCAR Financial Corp., filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of September 30, 2011 was $1,350.0 million. The registration expires in 2012 and does not limit the principal amount of debt securities that may be issued during the period.

As of September 30, 2011, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.1 billion available for issuance under a €1.5 billion medium-term note program registered with the London Stock Exchange. The program was renewed in the second quarter of 2011 and is renewable annually through the filing of a new prospectus.

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

PACCAR Inc - Form 10-Q

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

There were no material changes in the Company’s market risk during the three months ended September 30, 2011. For additional information, refer to Item 7A as presented in the 2010 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

For Items 3 and 5, there was no reportable information for the three months ended September 30, 2011.

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company’s business or financial condition.

On July 15, 2011, the National Labor Relations Board (NLRB) ruled unanimously that the Company is not required to compensate former employees of the Peterbilt plant in Madison, Tennessee for wage and benefit losses incurred during the work stoppage that ended on April 6, 2009. The NLRB decision reversed the ruling of the administrative law judge dated October 28, 2010. The Company believes that it will prevail if the union appeals the NLRB decision to the federal appellate court and the likelihood of an adverse outcome to the Company is remote.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2010 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the three months ended September 30, 2011.

PACCAR Inc - Form 10-Q

(c) Issuer purchases of equity securities.

On October 29, 2007, the Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of September 30, 2011, all of the authorized shares have been repurchased under this plan. On July 8, 2008, the Company’s Board of Directors approved a new plan to repurchase up to an additional $300 million of the Company’s outstanding common stock. As of September 30, 2011, $262.3 million of shares have been repurchased under this plan. The following are details of repurchases made under each plan for the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Plans
July 1 - 31, 2011(1)			$307,745,582
August 1 - 31, 2011(2)	4,257,733	$37.12	$149,718,165
September 1 - 30, 2011	3,119,400	$35.89	$37,747,370

Total	7,377,133	$36.60	$37,747,370

(1)	Includes $7,745,582 under the October 27, 2007 plan and $300 million under the July 8, 2008 Plan.
(2)	Includes 184,980 shares purchased under the remaining portion of the October 29, 2007 plan and 4,072,753 shares purchased under the July 8, 2008 plan.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc - Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date November 7, 2011	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc - Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)	(i)	Articles of Incorporation:

	(a)	Restated Certificate of Incorporation of PACCAR Inc	8-K	September 19, 2005	99.3	001-14817

	(b)	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008	10-Q	May 2, 2008	3(b)	001-14817

	(ii)	Amended and Restated Bylaws of PACCAR Inc	8-K	September 19, 2005	99.4	001-14817

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Form of InterNotes, Series A (PACCAR Financial Corp.)	S-3	November 20, 2009	4.4	333-163273

	(d)	Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company	S-3	November 18, 2008	4.1	333-155429

	(e)	Forms of Medium-Term Note, Series A	S-3	November 18, 2008	4.2A and 4.2B	333-155429

	(f)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Euro Medium Term Note Programme of PACCAR Financial Europe B.V. and PACCAR Financial PLC	10-Q	November 5, 2009	4(f)	001-14817

	(g)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

PACCAR Inc - Form 10-Q

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(b)	Amended and Restated Deferred Compensation Plan	10-K	February 27, 2009	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors	10-K	February 27, 2009	10(d)	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement For Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(g)	Amendment to Compensatory Arrangement with Non-employee Directors	10-Q	November 4, 2005	10(h)	001-14817

	(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	DEF14A	March 10, 2011	Appendix B	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan	DEF14A	March 10, 2011	Appendix A	001-14817

	(j)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

	(k)	PACCAR Inc Long Term Incentive Plan, Amended Form of 2006 Restricted Stock Award Agreement	8-K	February 5, 2007	99.2	001-14817

	(l)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	8-K	February 5, 2007	99.1	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement	10-K	February 26, 2010	10(m)	001-14817

	(n)	PACCAR Inc Long Term Incentive Plan, Amended Form of Share Match Restricted Stock Award Agreement	8-K	February 5, 2007	99.3	001-14817

PACCAR Inc - Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(o)	PACCAR Inc Long Term Incentive Plan, 2008 Form of Share Match Restricted Stock Award Agreement	8-K	February 5, 2008	99.1	001-14817

(p)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective January 1, 2009	10-K	March 1, 2011	10(r)	001-14817

(q)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities	8-K	May 16, 2007	10.1	001-14817

(r)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	10-Q	October 27, 2008	10(o)	001-14817

(12)	Statements Re: Computation of Ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine month periods ended September 30, 2011 and 2010

(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2006 - 2010	10-K	March 1, 2011	12(a)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer

(b)	Certification of Principal Financial Officer

(32)	Section 1350 Certifications:

(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document