Form 10-Q
period 2012-03-31
PACCAR INC
filed 2012-05-10
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Common Stock, $1 par value—356,687,249 shares as of April 30, 2012

PACCAR Inc - Form 10-Q

PACCAR Inc - Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)	Three Months Ended March 31
(Millions Except Per Share Amounts)	2012	2011
TRUCK AND OTHER:
Net sales and revenues	$4,514.7	$3,042.6

Cost of sales and revenues	3,919.9	2,632.3
Research and development	72.3	68.4
Selling, general and administrative	125.8	109.9
Interest and other (income) expense, net	(2.1)	4.0

	4,115.9	2,814.6

Truck and Other Income Before Income Taxes	398.8	228.0

FINANCIAL SERVICES:
Interest and fees	109.9	101.5
Operating lease, rental and other income	151.5	139.5

Revenues	261.4	241.0

Interest and other borrowing expenses	39.7	46.5
Depreciation and other expense	118.8	110.5
Selling, general and administrative	24.1	23.2
Provision for losses on receivables	7.5	10.5

	190.1	190.7

Financial Services Income Before Income Taxes	71.3	50.3
Investment income	8.9	8.0

Total Income Before Income Taxes	479.0	286.3

Income taxes	151.7	93.0

Net Income	$327.3	$193.3

Net Income Per Share:
Basic	$.92	$.53
Diluted	$.91	$.53

Weighted Average Common Shares Outstanding:
Basic	357.0	365.8
Diluted	357.8	367.2

Dividends declared per share	$.18	$.12

Comprehensive Income	$422.4	$325.5

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Consolidated Balance Sheets (Millions)	March 31 2012	December 31 2011*
	(Unaudited)
ASSETS
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,832.0	$1,990.6
Trade and other receivables, net	1,195.9	977.8
Marketable debt securities	947.8	910.1
Inventories, net	818.8	710.4
Other current assets	350.4	249.1

Total Truck and Other Current Assets	5,144.9	4,838.0

Equipment on operating leases, net	729.2	679.1
Property, plant and equipment, net	2,062.9	1,973.3
Other noncurrent assets, net	245.2	280.9

Total Truck and Other Assets	8,182.2	7,771.3

FINANCIAL SERVICES:
Cash and cash equivalents	91.1	116.1
Finance and other receivables, net	7,734.6	7,259.7
Equipment on operating leases, net	1,738.5	1,710.7
Other assets	411.4	314.9

Total Financial Services Assets	9,975.6	9,401.4

	$18,157.8	$17,172.7

*	The December 31, 2011 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Consolidated Balance Sheets (Millions)	March 31 2012	December 31 2011*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
TRUCK AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,843.5	$2,377.4
Dividend payable		250.3

Total Truck and Other Current Liabilities	2,843.5	2,627.7

Long-term debt	150.0	150.0
Residual value guarantees and deferred revenues	767.4	712.0
Other liabilities	493.0	507.0

Total Truck and Other Liabilities	4,253.9	3,996.7

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	381.4	363.4
Commercial paper and bank loans	3,964.8	3,909.9
Term notes	2,968.7	2,595.5
Deferred taxes and other liabilities	869.9	942.8

Total Financial Services Liabilities	8,184.8	7,811.6

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 1.2 billion shares, issued 357.1 and 356.8 million shares	357.1	356.8
Additional paid-in capital	63.9	52.1
Treasury stock, at cost - .4 million shares	(15.6)
Retained earnings	5,437.6	5,174.5
Accumulated other comprehensive loss	(123.9)	(219.0)

Total Stockholders’ Equity	5,719.1	5,364.4

	$18,157.8	$17,172.7

*	The December 31, 2011 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited) (Millions) Three Months Ended March 31	2012	2011
OPERATING ACTIVITIES:
Net income	$327.3	$193.3
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	48.6	47.1
Equipment on operating leases and other	122.0	115.3
Provision for losses on financial services receivables	7.5	10.5
Other, net	(11.1)	9.7
Pension contributions	(82.7)	(4.1)
Change in operating assets and liabilities:
Trade and other receivables	(212.6)	(257.1)
Wholesale receivables on new trucks	(257.7)	(75.8)
Sales-type finance leases and dealer direct loans on new trucks	(16.4)	32.4
Inventories	(96.2)	(34.0)
Accounts payable and accrued expenses	287.9	335.5
Income taxes, warranty and other	9.7	86.5

Net Cash Provided by Operating Activities	126.3	459.3

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(693.6)	(504.6)
Collections on retail loans and direct financing leases	577.9	464.0
Marketable securities purchases	(156.0)	(934.2)
Marketable securities sales and maturities	129.7	408.4
Payments for property, plant and equipment	(70.7)	(62.2)
Acquisition of equipment for operating leases	(229.3)	(295.3)
Proceeds from asset disposals	85.5	85.8
Other, net	(8.6)	(12.6)

Net Cash Used in Investing Activities	(365.1)	(850.7)

FINANCING ACTIVITIES:
Cash dividends paid	(314.4)	(43.8)
Purchase of treasury stock	(15.6)
Stock compensation transactions	4.9	1.6
Net (decrease) increase in commercial paper and short-term bank loans	(25.9)	146.4
Proceeds from long-term debt	633.0	135.6
Payments of long-term debt	(259.6)	(250.2)

Net Cash Provided by (Used in) Financing Activities	22.4	(10.4)
Effect of exchange rate changes on cash	32.8	50.7

Net Decrease in Cash and Cash Equivalents	(183.6)	(351.1)
Cash and cash equivalents at beginning of period	2,106.7	2,040.8

Cash and cash equivalents at end of period	$1,923.1	$1,689.7

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2011.

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

	Three Months Ended
	March 31
	2012	2011
Additional shares	829,500	1,362,000
Antidilutive options	2,571,900	829,500

New Accounting Pronouncements: In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. While many of the amendments are clarifications to the existing guidance and are intended to align U.S. GAAP and International Financial Reporting Standards (IFRS), the ASU changes some fair value measurement principles and disclosure requirements. The Company adopted ASU 2011-04 in the first quarter of 2012; the implementation of this amendment resulted in additional disclosures (see note J), but did not have a significant impact on the Company’s consolidated financial statements.

The FASB issued ASU 2011-05, Presentation of Comprehensive Income, in June 2011, which was subsequently amended by ASU 2011-12 in December 2011. The new guidance requires entities to present components of net income and comprehensive income in either a combined financial statement or in two separate but consecutive statements of net income and comprehensive income. The Company adopted ASU 2011-05 as amended in the first quarter of 2012 and has elected to present components of net income combined with a total for comprehensive income in a single continuous statement in its consolidated interim financial statements. The Company is currently evaluating which method to adopt in the consolidated annual financial statements.

NOTE B – Investments in Marketable Debt Securities

The Company’s investments in marketable debt securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income.

The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a periodic basis, the Company also performs review and validation procedures on the pricing information received from the third-party providers. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The Company evaluates its investment in marketable securities at the end of each reporting period to determine if a decline in fair value is other than temporary. Realized losses are recognized upon management’s determination that a decline in fair value is other than temporary. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions regarding the amount and timing of recovery. The Company reviews and evaluates its investments at least quarterly to identify investments that have indications of other-than-temporary impairments. It is reasonably possible that a change in estimate could occur in the near term relating to other-than-temporary impairment. Accordingly, the Company considers several factors when evaluating debt securities for other-than-temporary impairment, including whether the decline in fair value of the security is due to increased default risk for the specific issuer or market interest rate risk.

In assessing default risk, the Company considers the collectability of principal and interest payments by monitoring changes to issuers’ credit ratings, specific credit events associated with individual issuers as well as the credit ratings of any financial guarantor, and the extent and duration to which amortized cost exceeds fair value.

In assessing market interest rate risk, including benchmark interest rates and credit spreads, the Company considers its intent for selling the securities and whether it is more likely than not the Company will be able to hold these securities until the recovery of any unrealized losses.

Marketable debt securities at March 31, 2012 and December 31, 2011 consisted of the following:

At March 31, 2012	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$294.2	$2.6	$.1	$296.7
U.S. corporate securities	28.9	.3		29.2
U.S. government and agency securities	1.5			1.5
Non-U.S. government securities	384.5	5.9	.2	390.2
Non-U.S. corporate securities	149.2	.9		150.1
Other debt securities	79.6	.5		80.1

	$937.9	$10.2	$.3	$947.8

At December 31, 2011	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$291.9	$2.6	$.1	$294.4
U.S. corporate securities	27.4	.3	.2	27.5
U.S. government and agency securities	1.9			1.9
Non-U.S. government securities	361.2	6.0	.1	367.1
Non-U.S. corporate securities	148.0	.5	.2	148.3
Other debt securities	70.3	.6		70.9

	$900.7	$10.0	$.6	$910.1

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. The proceeds from sales and maturities of marketable securities for the three months ended March 31, 2012 were $129.7. Gross realized gains were $.7 and $.4 and gross realized losses were $.1 and $.2 for the three months ended March 31, 2012 and 2011, respectively.

The fair value of marketable debt securities that have been in an unrealized loss position for 12 months or greater at March 31, 2012 was $5.3 and the associated unrealized loss was $.03. The Company had no marketable debt securities in an unrealized loss position for 12 months or greater at March 31, 2011.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

For the investment securities in gross unrealized loss positions identified above, the Company does not intend to sell the investment securities, it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairments during the periods presented.

Contractual maturities on marketable debt securities at March 31, 2012 were as follows:

Maturities:	AMORTIZED COST	FAIR VALUE
Within one year	$310.9	$311.8
One to five years	624.6	633.6
Six to ten years	.2	.2
More than ten years	2.2	2.2

	$937.9	$947.8

Marketable debt securities included $2.2 and $7.1 of variable rate demand obligations (VRDOs) at March 31, 2012 and December 31, 2011, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically.

NOTE C – Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last-in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	March 31 2012	December 31 2011
Finished products	$489.3	$436.2
Work in process and raw materials	496.1	439.6

	985.4	875.8
Less LIFO reserve	(166.6)	(165.4)

	$818.8	$710.4

Under the LIFO method of accounting (used for approximately 43% of March 31, 2012 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D – Finance and Other Receivables

Finance and other receivables include the following:

	March 31 2012	December 31 2011
Loans	$3,233.0	$3,114.8
Retail direct financing leases	2,270.2	2,187.8
Sales-type finance leases	796.4	795.8
Dealer wholesale financing	1,805.9	1,517.1
Interest and other receivables	109.5	111.0
Unearned interest on finance leases	(339.1)	(327.8)

	7,875.9	7,398.7
Less allowance for losses:
Loans, leases and other	(126.7)	(127.3)
Dealer wholesale financing	(14.6)	(11.7)

	$7,734.6	$7,259.7

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, there were no finance receivables more than 90 days past due still accruing interest at March 31, 2012 or December 31, 2011. Recognition is resumed if the receivable becomes contractually current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not modified), or after the customer has made scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is impaired or on non-accrual status are applied to interest and principal in accordance with the contractual terms.

Allowance for Credit Losses

The Company continuously monitors the payment performance of all its finance receivables. The Company evaluates its finance receivables collectively and, in some cases, individually. For large customers and dealers with wholesale financing, the Company regularly reviews their financial statements and makes site visits and phone contact as appropriate. If the Company becomes aware of circumstances that could cause those customers or dealers to face financial difficulty, whether or not they are past due, the customers are placed on a watch list.

The Company may modify loans and finance leases for commercial reasons or for credit reasons for customers having difficulty making payments under the contract terms. When considering whether to modify customer accounts, the Company thoroughly evaluates the creditworthiness of the customers and modifies accounts that the Company considers likely to perform under the modified terms. It is rare for the Company to grant credit modifications for customers that do not meet minimum underwriting standards since the Company normally repossesses the financed equipment in these circumstances. The Company’s credit modifications for customers that do not meet minimum underwriting standards are classified as troubled debt restructurings (TDRs). On average, modifications extend contractual terms less than three months. Modifications did not have a significant effect on the weighted average term or interest rate of the portfolio. When granting modifications, the Company rarely forgives principal or interest or reduces interest rates.

The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment includes retail loans and direct and sales-type finance leases, net of unearned interest. The wholesale segment includes wholesale

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

financing loans to dealers that are collateralized by the trucks being financed. The wholesale segment generally has less risk than the retail segment. Wholesale receivables are shorter in duration than retail receivables, and the Company requires monthly reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases, obtains personal guarantees or other security such as dealership assets. The allowance for credit losses consists of both specific and general reserves.

The Company individually evaluates certain finance receivables for impairment. Finance receivables which are evaluated individually consist of customers on non-accrual status, all wholesale accounts, certain large retail accounts with past-due balances or that otherwise are determined to be at a higher risk of credit loss, and loans and leases which have been modified as TDRs. A receivable is considered impaired if it is probable the Company will be unable to collect all contractual interest and principal payments as scheduled. Large balance impaired receivables are individually evaluated to determine the appropriate reserve for losses. Wholesale accounts are individually evaluated and when there are no indicators of impairment, the allowance for losses is determined collectively. Small balance impaired receivables with similar risk characteristics are evaluated as a separate pool. Impaired receivables are considered collateral dependent. Accordingly, the evaluation of individual reserves considers the fair value of the associated collateral (estimated sales proceeds less the cost to sell). When the underlying collateral fair value exceeds the Company’s loss exposure, no individual reserve is recorded. The Company uses a pricing model to assist in valuing the underlying collateral and categorizes the fair value as Level 2 in the hierarchy of fair value measurement. The pricing model is reviewed quarterly and updated as appropriate. The pricing model considers the make, model and year of the equipment as well as recent sales prices of comparable equipment. The fair value of the collateral is determined based on management’s evaluation of numerous factors such as the pricing model value, overall condition of the equipment, whether the Company will dispose of the equipment through its principal market, as well as economic trends affecting used equipment values.

For finance receivables that are evaluated collectively, the Company determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past-due account data and current market conditions. Information used includes assumptions regarding the likelihood of collecting current and past-due accounts, repossession rates, the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse. The Company has developed a range of loss estimates for each of its country portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. The amount is then compared to the allowance for credit loss balance (after charge-offs for the current period) and an appropriate adjustment is made. In determining the general allowance for credit losses, loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest generally over 36 to 60 months and they are secured by the same type of collateral.

After determining the appropriate level of the allowance for credit losses, the provision for losses on finance receivables is charged to income as necessary to reflect management’s estimate of incurred credit losses, net of recoveries, inherent in the portfolio. Accounts are charged-off against the allowance for credit losses when, in the judgment of management, they are considered uncollectable (generally upon repossession of the collateral). Typically the timing between the repossession and charge-off is not significant. In cases where repossession is delayed (e.g., for legal proceedings), the Company records partial charge-offs. The charge-off is determined by comparing the fair value of the collateral, less cost to sell, to the recorded investment.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The allowance for credit losses is summarized as follows:

	2012
	WHOLESALE	RETAIL	TOTAL
Balance at January 1	$11.7	$127.3	$139.0
Provision for losses	2.7	4.8	7.5
Charge-offs		(8.8)	(8.8)
Recoveries		1.4	1.4
Currency translation	.2	2.0	2.2

Balance at March 31	$14.6	$126.7	$141.3

	2011
	WHOLESALE	RETAIL	TOTAL
Balance at January 1	$7.5	$137.5	$145.0
Provision for losses	.5	10.0	10.5
Charge-offs	(.5)	(10.3)	(10.8)
Recoveries		1.5	1.5
Currency translation	.2	2.6	2.8

Balance at March 31	$7.7	$141.3	$149.0

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

At March 31, 2012	WHOLESALE	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$18.1	$89.9	$108.0
Allowance for impaired finance receivables determined individually	$2.8	$23.1	$25.9
Recorded investment for finance receivables evaluated collectively	$1,787.8	$5,870.6	$7,658.4
Allowance for finance receivables determined collectively	$11.8	$103.6	$115.4

At December 31, 2011	WHOLESALE	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$18.4	$96.0	$114.4
Allowance for finance receivables determined individually	$2.2	$25.7	$27.9
Recorded investment for finance receivables evaluated collectively	$1,498.7	$5,674.6	$7,173.3
Allowance for finance receivables determined collectively	$9.5	$101.6	$111.1

The recorded investment for finance receivables that are on non-accrual status in the wholesale segment and the fleet and owner/operator portfolio classes (see impaired loans below) as of March 31, 2012 was $17.6, $57.3 and $16.3 and as of December 31, 2011 was $18.4, $63.9 and $17.6.

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

All impaired loans have a specific reserve and are summarized below. The impaired loans with specific reserve represent the unpaid principal loan balance.

At March 31, 2012	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Impaired loans with specific reserve	$18.1	$26.9	$9.7	$54.7
Associated allowance	(2.8)	(6.0)	(2.0)	(10.8)

Net carrying amount of impaired loans	$15.3	$20.9	$7.7	$43.9

At December 31, 2011	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Impaired loans with specific reserve	$18.4	$27.9	$11.5	$57.8
Associated allowance	(2.2)	(6.0)	(2.6)	(10.8)

Net carrying amount of impaired loans	$16.2	$21.9	$8.9	$47.0

Three Months Ended March 31, 2012	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Average recorded investment*	$17.9	$31.9	$11.4	$61.2
Interest income recognized on a cash basis**		$.4	$.3	$.7

Three Months Ended March 31, 2011	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Average recorded investment*	$5.7	$36.9	$22.7	$65.3
Interest income recognized on a cash basis**		$.3	$.1	$.4

*	Represents the average during the 12 months ended March 31, 2012 and 2011.
**	Represents the amounts recognized during the three months ended March 31, 2012 and 2011. All interest income recognized during the period these loans were considered impaired was recorded on a cash basis.

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in North America, Europe and Australia. On a geographic basis, there is a proportionate concentration of credit risk in each area. The Company retains as collateral a security interest in the related equipment.

At the inception of each contract, the Company considers the credit risk based on a variety of credit quality indicators including; prior payment experience, customer financial information, credit-rating agency ratings, loan-to-value ratios and other internal metrics. On an ongoing basis, the Company monitors credit quality based on past-due status and collection experience as the Company has found a meaningful correlation between the past due status of customers and the risk of loss.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The Company has three credit quality indicators: performing, watch and at-risk. Performing accounts pay in accordance with the contractual terms and are not considered high risk. Watch accounts are not impaired and include past due and large high-risk accounts. At-risk accounts are accounts that are impaired including TDRs, accounts over 90 days past-due and other accounts on non-accrual status. The Company uses historical data and expectations about the future to estimate default rates for each credit quality indicator. The table below summarizes the Company’s finance receivables by credit quality indicator and portfolio class.

At March 31, 2012	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Performing	$1,744.1	$4,459.3	$1,369.2	$7,572.6
Watch	43.7	28.8	13.3	85.8
At-risk	18.1	72.5	17.4	108.0

	$1,805.9	$4,560.6	$1,399.9	$7,766.4

At December 31, 2011	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Performing	$1,451.9	$4,262.8	$1,361.0	$7,075.7
Watch	46.7	37.2	13.7	97.6
At-risk	18.4	76.5	19.5	114.4

	$1,517.0	$4,376.5	$1,394.2	$7,287.7

The table below summarizes the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Customer accounts that were greater than 30 days past due prior to modification become current upon modification for aging purposes.

At March 31, 2012	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Current and up to 30 days past due	$1,786.3	$4,500.2	$1,373.2	$7,659.7
31 – 60 days past due	1.5	17.7	11.6	30.8
Greater than 60 days past due	18.1	42.7	15.1	75.9

	$1,805.9	$4,560.6	$1,399.9	$7,766.4

At December 31, 2011	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Current and up to 30 days past due	$1,490.0	$4,321.8	$1,365.2	$7,177.0
31 – 60 days past due	9.1	8.7	11.9	29.7
Greater than 60 days past due	17.9	46.0	17.1	81.0

	$1,517.0	$4,376.5	$1,394.2	$7,287.7

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Troubled Debt Restructurings

The Company modifies loans and finance leases as a normal part of its Financial Services operations. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and additional interest for the modification. The Company rarely forgives principal or accrued interest and may require principal and accrued interest payments at the time of modification. When the Company modifies loans and finance leases for customers in financial difficulty and grants a concession, the modifications are classified as TDRs. For the three months ended March 31, 2012, the decrease in the recorded investment for loans and leases modified as TDRs was $.7, resulting in post-modification recorded investment of $12.2. At modification date, the pre-modification and post-modification recorded investment balances by portfolio class are as follows:

Three Months Ended March 31, 2012	FLEET	OWNER / OPERATOR	TOTAL
Pre-Modification Recorded Investment	$11.9	$1.0	$12.9
Post-Modification Recorded Investment	$11.2	$1.0	$12.2

The balance of TDRs was $27.7 at March 31, 2012 and $26.0 at December 31, 2011.

The recorded investment in finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past-due) in the three months ended March 31, 2012 was $.9 and $.1 for fleet and owner/operator, respectively. The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at March 31, 2012.

Repossessions

When the Company determines that a past-due customer is not likely to meet their contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating lease. The Company records the repossessed vehicles as used truck inventory which is included in Financial Services other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at March 31, 2012 and December 31, 2011 was $13.8 and $16.0, respectively. Proceeds from the sales of repossessed assets were $16.2 and $21.6 for the three months ended March 31, 2012 and 2011, respectively. These amounts are included in proceeds from asset disposals on the Condensed Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expense on the Consolidated Statements of Comprehensive Income.

NOTE E - Product Support Liabilities

Product support liabilities are estimated future payments related to product warranties, optional extended warranties and repair and maintenance (R&M) contracts. The Company generally offers one-year warranties covering most of its vehicles and related aftermarket parts. Specific terms and conditions vary depending on the product and the country of sale. Optional extended warranty and R&M contracts can be purchased for periods which generally range up to five years. Warranty expenses and reserves are estimated and recorded at the time products or contracts are sold based on historical data regarding the source, frequency and cost of claims, net of any recoveries. Revenue from extended warranty contracts is deferred and recognized to income on a straight-line basis over the contract period. Warranty costs on these contracts are recognized as incurred. PACCAR periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Changes in product support liabilities are summarized as follows:

	2012	2011
Balance at January 1	$448.7	$372.2
Cost accruals and revenue deferrals	87.7	57.2
Payments and revenue recognized	(58.6)	(43.8)
Currency translation	8.2	14.1

Balance at March 31	$486.0	$399.7

NOTE F – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, were as follows:

	Three Months Ended March 31
	2012	2011
Net income	$327.3	$193.3
Other comprehensive income:
Currency translation gains	91.3	121.5
Derivative contracts (decrease) increase	(1.0)	13.1
Marketable securities increase (decrease)	.3	(1.5)
Employee benefit plans increase (decrease)	4.5	(.9)

Net other comprehensive income	95.1	132.2

Comprehensive income	$422.4	$325.5

In the three months ended March 31, 2012 and 2011, currency translation gains are primarily due to increases in the euro.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following:

	March 31 2012	December 31 2011
Currency translation adjustment	$365.8	$274.5
Net unrealized losses on derivative contracts	(23.0)	(22.0)
Net unrealized gain on investments	6.9	6.6
Employee benefit plans	(473.6)	(478.1)

Total accumulated other comprehensive loss	$(123.9)	$(219.0)

Stock Compensation Plans

Stock-based compensation expense was $5.9 and $7.0 for the three months ended March 31, 2012 and 2011, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $.8 and $.4 for the three months ended March 31, 2012 and 2011, respectively, and have been classified as a financing cash flow.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

During the first quarter of 2012, the Company issued 318,454 common shares under deferred and stock compensation arrangements.

NOTE G – Income Taxes

The effective income tax rate was 31.7% in the first quarter of 2012 and 32.5% in the first quarter of 2011. The lower effective tax rate in 2012 reflect the benefits from U.S. manufacturing operations and incentives related to research and innovation in the Netherlands.

NOTE H – Segment Information

The Company operates in two reportable segments, Truck and Financial Services.

	Three Months Ended March 31
	2012	2011
Net sales and revenues:
Truck
Total	$4,648.4	$3,183.1
Less intersegment	(173.6)	(165.0)

External customers	4,474.8	3,018.1
All other	39.9	24.5

	4,514.7	3,042.6
Financial Services	261.4	241.0

	$4,776.1	$3,283.6

Income (loss) before income taxes:
Truck	$401.9	$240.7
All other	(3.1)	(12.7)

	398.8	228.0
Financial Services	71.3	50.3
Investment income	8.9	8.0

	$479.0	$286.3

Depreciation and amortization:
Truck	$79.3	$78.4
All other	2.6	2.2

	81.9	80.6
Financial Services	87.7	81.8

	$169.6	$162.4

Included in All other is the Company’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expenses.

NOTE I – Derivative Financial Instruments

As part of its risk management strategy, the Company enters into derivative contracts to hedge exposures to fluctuations in interest rates and foreign currency exchange rates. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment.

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same master netting agreements. The Company is not required to post or receive collateral under these agreements. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at March 31, 2012.

The Company uses regression analysis to assess effectiveness of interest-rate contracts on a quarterly basis. For foreign-exchange contracts, the Company performs quarterly assessments to ensure that critical terms continue to match. All components of the derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Gains or losses on the ineffective portion of cash flow hedges are recognized currently in earnings. Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge.

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

At March 31, 2012, the notional amount of the Company’s interest-rate contracts was $3,251.9. Notional maturities for all interest-rate contracts are $514.2 for the remainder of 2012, $715.6 for 2013, $1,117.6 for 2014, $394.0 for 2015, $39.6 for 2016 and $470.9 thereafter. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At March 31, 2012, the notional amount of the outstanding foreign-exchange contracts was $212.3. Foreign-exchange contracts mature within one year.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classifications and fair value of derivative financial instruments designated under hedge accounting:

	March 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$1.6		$1.4
Deferred taxes and other liabilities		$107.6		$107.6
Foreign-exchange contracts:
Truck and Other:
Other current assets	.2		.1
Accounts payable, accrued expenses and other		.4		2.1

Total	$1.8	$108.0	$1.5	$109.7

The following table presents the balance sheet classifications and fair value of derivative financial instruments designated as economic hedges:

	March 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Economic hedges:
Interest-rate contracts:
Financial Services:
Other assets			$.8
Deferred taxes and other liabilities		$.5		$.4
Foreign-exchange contracts:
Truck and Other:
Other current assets	$.2		.1
Accounts payable, accrued expenses and other		.3		.3
Financial Services:
Other assets	.1
Deferred taxes and other liabilities				.1

Total	$.3	$.8	$.9	$.8

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The expense or (income) recognized in earnings related to fair value hedges was included in Interest and other borrowing expenses in the Financial Services segment of the Consolidated Statements of Comprehensive Income as follows:

	Three Months Ended March 31
	2012	2011
Interest-rate swaps	$2.1	$1.5
Term notes	$(2.2)	$(1.6)

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.2 years.

Amounts in Accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to cost of sales or to Financial Services interest expense, consistent with the hedged transaction. For the three months ended March 31, 2012 and 2011, the Company recognized gains on the ineffective portions of $.2 and $.4, respectively.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income (OCI):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Loss (gain) recognized in OCI:
Truck and Other:		$1.2		$(4.6)
Financial Services:	$5.5		$(.6)

	$5.5	$1.2	$(.6)	$(4.6)

Expense reclassified from accumulated OCI into income:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Truck and Other:
Cost of sales and revenues		$2.6		$.5
Interest and other (income) expense, net		.4
Financial Services:
Interest and other borrowing expenses	$2.8		$13.9

	$2.8	$3.0	$13.9	$.5

The amount of loss recorded in accumulated OCI at March 31, 2012 that is estimated to be reclassified to interest expense or cost of sales in the following 12 months if interest rates and exchange rates remain unchanged is approximately $38.0 net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

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

The (income) expense recognized in earnings related to economic hedges is as follows:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Truck and Other:
Cost of sales and revenues				$.1
Interest and other income, net		$(.6)
Financial Services:
Interest and other borrowing expenses (income)	$1.0	(.3)	$.3	(.1)

	$1.0	$(.9)	$.3

NOTE J – Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs to valuation techniques used to measure fair value are either observable or unobservable. These inputs have been categorized into the fair value hierarchy described below.

Level 1 – Valuations are based on inputs from quoted prices that the Company has the ability to obtain in actively traded markets for identical assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market or exchange traded market, valuation of these instruments does not require a significant degree of judgment.

Level 2 – Valuations are based on inputs from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuations are based on model-based techniques for which some or all of the assumptions are obtained from unobservable market information that is significant to the overall fair value measurement and which require a significant degree of management judgment.

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2012. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to recurring fair value measurements. The Company has not elected to use the portfolio approach to measure a group of financial instruments with offsetting risk.

Marketable Securities: The Company’s marketable debt securities consist of municipal bonds, government obligations, investment-grade corporate obligations, commercial paper, asset-backed securities and term deposits. The fair value of U.S. government obligations is determined using the market approach and is based on quoted prices in active markets and are categorized as Level 1.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The fair value of non-U.S. government bonds, municipal bonds, corporate bonds, asset-backed securities, commercial paper and term deposits is determined using the market approach and is primarily based on matrix pricing as a practical expedient which does not rely exclusively on quoted prices for a specific security. Significant inputs used to determine fair value include interest rates, yield curves, credit rating of the security and other observable market information and are categorized as Level 2.

Derivative Financial Instruments: The Company’s derivative contracts consist of interest-rate swaps, cross currency swaps and foreign currency exchange contracts. These derivative contracts are traded over the counter and their fair value is determined using industry standard valuation models, which are based on the income approach (i.e., discounted cash flows). The significant observable inputs into the valuation models include interest rates, yield curves, currency exchange rates, credit default swap spreads and forward spot rates and are categorized as Level 2.

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At March 31, 2012	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$296.7	$296.7
U.S. government and agency securities	$.6	.9	1.5
U.S. corporate securities		29.2	29.2
Non-U.S. corporate securities		150.1	150.1
Non-U.S. government securities		390.2	390.2
Other debt securities		80.1	80.1

Total marketable debt securities	$.6	$947.2	$947.8

Derivatives
Interest-rate swaps		$1.5	$1.5
Cross currency swaps		.1	.1
Foreign-exchange contracts		.5	.5

Total derivative assets		$2.1	$2.1

Liabilities:
Derivatives
Cross currency swaps		$72.9	$72.9
Interest-rate swaps		35.2	35.2
Foreign-exchange contracts		.7	.7

Total derivative liabilities		$108.8	$108.8

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2011	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$294.4	$294.4
U.S. government and agency securities	$1.9		1.9
U.S. corporate securities		27.5	27.5
Non-U.S. corporate securities		148.3	148.3
Non-U.S. government securities		367.1	367.1
Other debt securities		70.9	70.9

Total marketable debt securities	$1.9	$908.2	$910.1

Derivatives
Interest-rate swaps		$1.4	$1.4
Cross currency swaps		.8	.8
Foreign-exchange contracts		.2	.2

Total derivative assets		$2.4	$2.4

Liabilities:
Derivatives
Cross currency swaps		$74.7	$74.7
Interest-rate swaps		33.3	33.3
Foreign-exchange contracts		2.5	2.5

Total derivative liabilities		$110.5	$110.5

Fair Value Disclosure of Other Financial Instruments

For financial instruments that are not recognized at fair value, the Company uses the following methods and assumptions to determine the fair value. These instruments are categorized as Level 2, except fixed-rate loans which are categorized as Level 3.

Cash and Cash Equivalents: Carrying amounts approximate fair value.

Financial Services Net Receivables: For floating-rate loans, wholesale financings, and interest and other receivables, carrying values approximate fair values. For fixed-rate loans, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable loans. Finance lease receivables and related allowance for credit losses provisions have been excluded from the accompanying table.

Debt: The carrying amounts of financial services commercial paper, variable-rate bank loans and variable-rate term notes approximate fair value. For fixed-rate debt, fair values are estimated using income approach by discounting cash flows to their present value based on current rates for comparable debt.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The Company’s estimate of fair value for fixed-rate loans and debt that are not carried at fair value at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Assets:
Financial Services fixed-rate loans	$2,911.0	$2,953.0	$2,740.1	$2,776.1

Liabilities:
Truck and Other fixed-rate debt	$150.0	$166.5	$150.0	$167.6
Financial Services fixed-rate debt	$2,323.9	$2,412.0	$1,958.6	$2,021.1

NOTE K – Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended March 31
	2012	2011
Service cost	$17.1	$11.1
Interest on projected benefit obligation	20.0	19.9
Expected return on assets	(27.4)	(26.2)
Amortization of prior service costs	.4	.4
Recognized actuarial loss	10.6	6.4

Net pension expense	$20.7	$11.6

During the three months ended March 31, 2012 and 2011, the Company contributed $82.7 and $4.1 to its pension plans, respectively.

PACCAR Inc - Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

PACCAR is a global technology company whose Truck segment includes the design, manufacture and distribution of high-quality, light-, medium- and heavy-duty commercial trucks and related aftermarket parts. In North America, trucks are sold under the Kenworth and Peterbilt nameplates, in Europe, under the DAF nameplate and in Australia and South America, under the Kenworth and DAF nameplates. The Company’s Financial Services segment (PFS) derives its earnings primarily from financing or leasing PACCAR products in the U.S., Canada, Mexico, Europe and Australia. The Company’s Other business is the manufacturing and marketing of industrial winches.

Consolidated net sales and revenues were $4.78 billion in the first quarter of 2012, an increase of 45% from the $3.28 billion in same period in 2011 mainly due to higher truck deliveries and strong aftermarket parts sales. Truck unit sales increased in the first quarter of 2012 to 39,800 units from 27,500 units in the same period in 2011, primarily due to higher industry retail sales and strong truck market share in North America. Aftermarket parts sales in the first quarter of 2012 increased 10% to $680.4 million from $620.2 million in the first quarter of 2011.

During March 2012, the Company announced the launch of the Kenworth T680 and Peterbilt Model 579 at the Mid-America Truck Show in Louisville, Kentucky. These aerodynamic trucks are the result of a four-year, $400 million program that designed and developed 2.1 meter-wide cabs that expanded the Company’s truck product range in North America.

Net income in the first quarter of 2012 was $327.3 million ($.91 per diluted share) an increase of 69% from $193.3 million ($.53 per diluted share) in the first quarter of 2011 due to higher sales in the Truck segment and improved Financial Services segment results from higher finance and lease margins and a lower provision for losses on receivables.

Truck Outlook

Industry retail sales in the U.S. and Canada in 2012 are expected to increase from 197,000 units in 2011 to 210,000–240,000 units, primarily due to the ongoing replacement of the aging industry fleet and modest economic growth. In Europe, the 2012 market size of over 16-tonne vehicles is expected to be 210,000–230,000 units, lower than the 241,000 trucks in 2011 due to slowing economies in the Eurozone.

Capital investments in 2012 are expected to be $450 to $550 million. Research and development (R&D) in 2012 is expected to be $275 to $300 million. Capital investments and R&D in 2012 will focus on construction of the factory in Brasil as well as comprehensive product development programs. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

Financial Services Outlook

Average earning assets in 2012 are projected to grow due to new business financing from truck sales being greater than portfolio runoff. The Company’s customers are benefiting from increased freight tonnage, higher freight rates and fleet utilization that are contributing to improvements in customers’ profitability and cash flow. If current freight transportation conditions continue, past-due accounts, truck repossessions and net charge-offs could be comparable to or improve slightly from current levels. See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect this outlook.

PACCAR Inc - Form 10-Q

RESULTS OF OPERATIONS:

($ in millions, except per share amounts)	Three Months Ended March 31
	2012	2011
Net sales and revenues:
Truck	$4,474.8	$3,018.1
Other	39.9	24.5

Truck and other	4,514.7	3,042.6
Financial Services	261.4	241.0

	$4,776.1	$3,283.6

Income (loss) before taxes:
Truck	$401.9	$240.7
Other	(3.1)	(12.7)

Truck and Other	398.8	228.0
Financial Services	71.3	50.3
Investment income	8.9	8.0
Income taxes	(151.7)	(93.0)

Net income	$327.3	$193.3

Diluted earnings per share	$.91	$.53

Return on Revenues	6.9%	5.9%

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

2012 Compared to 2011:

Truck

The Company’s Truck segment accounted for 94% of revenues in the first quarter of 2012 compared to 92% in the first quarter of 2011.

($ in millions)	Three Months Ended March 31
	2012	2011	% Change
Truck net sales and revenues:
U.S. and Canada	$2,755.9	$1,445.6	91
Europe	1,038.4	1,108.5	(6)
Mexico, Australia and Other	680.5	464.0	47

	$4,474.8	$3,018.1	48

Truck income before income taxes	$401.9	$240.7	67

The Company’s worldwide truck and parts sales and revenues increased due to higher market demand, primarily in the U.S. and Canada.

PACCAR Inc - Form 10-Q

The increase in Truck segment income before income taxes was due to higher truck unit sales and unit margins and higher aftermarket parts sales, partially offset by slightly lower aftermarket parts margins and an increase in selling, general and administrative (SG&A) expenses to support a higher level of business activity.

The Company’s new truck deliveries are summarized below:

	Three Months Ended March 31
	2012	2011	% Change
United States	19,300	9,400	105
Canada	3,600	2,600	38

U.S. and Canada	22,900	12,000	91
Europe	11,000	11,200	(2)
Mexico, South America, Australia and Other	5,900	4,300	37

Total units	39,800	27,500	45

The truck market in the U.S. and Canada in the first quarter improved from 2011, reflecting higher freight volumes and the need to replace an aging truck fleet. Industry retail sales in the heavy-duty market in the U.S. and Canada increased to 53,900 units in the first quarter of 2012 compared to 36,500 units in the first quarter of 2011. The Company’s heavy-duty truck retail market share increased to 28.9% in the first quarter of 2012 from 22.8% in the first quarter of 2011. The first quarter 2012 market share reflects continued strong demand for the Company’s premium products, including higher deliveries to large fleet customers. The medium-duty market was 18,300 units in the first quarter of 2012 compared to 14,500 units in the first quarter of 2011. The Company’s medium-duty market share was 13.4% in the first three months of 2012 compared to 8.9% in the first quarter of 2011.

The over 16-tonne truck market in Western and Central Europe was 57,700 units compared to 60,700 units in the first quarter of 2011. The Company’s market share was 15.6% in the first quarter of 2012 and 2011. DAF market share in the 6- to 16-tonne market in the first quarter of 2012 was 11.4%, compared to 8.1% in the first quarter of 2011. The 6- to 16-tonne market in the first quarter of 2012 was 14,000 units, compared to 14,800 units in the first quarter of 2011.

Sales and revenues in Mexico, South America, Australia and other markets increased in the first quarter of 2012 primarily due to higher new truck deliveries in the Andean region of South America.

The major factors for the change in net sales and revenues, cost of sales and revenues, and gross margin for the three months ended March 31, 2012 are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
Three Months Ended March 31, 2011	$3,018.1	$2,611.5	$406.6
Increase (decrease)
Truck delivery volume	1,270.6	1,100.0	170.6
Average truck sales prices	157.2		157.2
Average per truck material, labor and other direct costs		99.6	(99.6)
Factory overhead, warehouse and other indirect costs		68.8	(68.8)
Aftermarket parts volume	39.5	28.5	11.0
Average aftermarket parts sales prices	27.1		27.1
Average aftermarket parts direct costs		16.7	(16.7)
Currency translation	(37.7)	(35.5)	(2.2)

Total increase	1,456.7	1,278.1	178.6

Three Months Ended March 31, 2012	$4,474.8	$3,889.6	$585.2

PACCAR Inc - Form 10-Q

•

The higher truck delivery volume reflects improved truck markets and market share in North America. The increased demand for trucks also resulted in higher average truck sales prices which increased sales by $157.2 million.

•	Cost of sales increased $99.6 million due to a higher average cost per truck, primarily due to higher material costs.

•

Factory overhead, warehouse and other indirect costs increased $68.8 million primarily due to higher salaries and related costs ($35.0 million) and manufacturing supplies and maintenance ($15.0 million) to support higher production levels.

•	Higher market demand, primarily in North America, increased aftermarket parts sales volume by $39.5 million and related cost of sales by $28.5 million.

•	Average aftermarket parts sales prices increased by $27.1 million reflecting improved price realization.

•	Average aftermarket parts costs increased $16.7 million from higher material costs.

•	The currency translation effect on sales and cost of sales primarily reflects a weaker euro.

Net sales and revenues and gross margins for truck units and aftermarket parts are provided below. The aftermarket parts gross margin includes direct revenues and costs, but excludes certain Truck segment costs.

($ in millions)	Three Months Ended March 31
	2012	2011	% Change
Net sales and revenues:
Trucks	$3,794.4	$2,397.9	58
Aftermarket parts	680.4	620.2	10

	$4,474.8	$3,018.1	48

Gross Margin:
Trucks	$347.3	$187.4	85
Aftermarket parts	237.9	219.2	9

	$585.2	$406.6	44

Gross Margin %:
Trucks	9.2%	7.8%
Aftermarket parts	35.0%	35.3%

	13.1%	13.5%

Total truck segment gross margins in the first quarter of 2012 decreased to 13.1% from 13.5% in the first quarter of 2011. The decrease reflects a higher proportion of truck sales and lower proportion of aftermarket parts sales. The higher truck sales gross margins resulted from higher market demand and increased absorption of fixed costs in North America resulting from higher truck production. The aftermarket parts gross margins in the first three months of 2012 were comparable to 2011.

Truck R&D expenditures increased to $72.2 million in the first quarter of 2012 from $68.3 million in the first quarter of 2011. The higher spending in the first quarter of 2012 reflects increased new product development activities, primarily for new truck products for North America and Europe.

Truck SG&A was $113.3 million in the first quarter of 2012 compared to $97.9 million in the first quarter of 2011. The higher spending is primarily due to higher salaries and related expenses of $12.0 million to support higher levels of business activity. As a percentage of sales, SG&A decreased to 2.5% in the first three months of 2012 from 3.2% in the first three months of 2011 due to higher sales volumes and ongoing cost control.

PACCAR Inc - Form 10-Q

Financial Services

($ in millions)	Three Months Ended March 31
	2012	2011	% Change
New loan and lease volume:
U.S. and Canada	$551.7	$368.3	50
Europe	223.3	230.5	(3)
Mexico and Australia	155.1	122.7	26

	$930.1	$721.5	29
New loan and lease volume by product:
Loans and finance leases	$773.9	$532.8	45
Equipment on operating leases	156.2	188.7	(17)

	$930.1	$721.5	29
New loan and lease unit volume:
Loans and finance leases	7,850	6,170	27
Equipment on operating leases	1,550	1,890	(18)

	9,400	8,060	17
Average earning assets:
U.S. and Canada	$5,433.1	$4,182.3	30
Europe	2,308.2	2,060.5	12
Mexico and Australia	1,444.5	1,419.5	2

	$9,185.8	$7,662.3	20
Average earning assets by product:
Loans and finance leases	$5,952.5	$5,123.2	16
Dealer wholesale financing	1,524.4	971.3	57
Equipment on lease and other	1,708.9	1,567.8	9

	$9,185.8	$7,662.3	20
Revenue:
U.S. and Canada	$136.5	$117.5	16
Europe	72.4	72.7
Mexico and Australia	52.5	50.8	3

	$261.4	$241.0	8
Revenue by product:
Loans and finance leases	$95.0	$90.8	5
Dealer wholesale financing	14.9	10.7	39
Equipment on lease and other	151.5	139.5	9

	$261.4	$241.0	8

Income before income taxes	$71.3	$50.3	42

In the first three months of 2012, new loan and lease volume increased 29% to $930.1 million from $721.5 million during the first three months of 2011, reflecting increased new PACCAR truck sales and a higher average amount financed per unit. PFS finance market share on new PACCAR trucks decreased to 25.9% in the first three months of 2012 from 29.1% in the first three months of 2011 primarily due to lower market share in the U.S. and Canada.

The increase in PFS revenues primarily resulted from higher average earning asset balances, partially offset by lower yields. PFS income before income taxes increased to $71.3 million in the first three months of 2012 compared to $50.3 million in the first three months of 2011 primarily due to higher finance and lease margins and a lower provision for losses as noted below.

PACCAR Inc - Form 10-Q

The major factors for the change in interest and fees, interest and other borrowing expenses and finance margin for the three months ended March 31, 2012 are outlined in the table below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended March 31, 2011	$101.5	$46.5	$55.0
Increase (decrease)
Average finance receivables	24.1		24.1
Yields	(15.7)		(15.7)
Average debt balances		11.4	(11.4)
Borrowing rates		(18.2)	18.2

Total increase (decrease)	8.4	(6.8)	15.2

Three Months Ended March 31, 2012	$109.9	$39.7	$70.2

•

Average finance receivables increased $1.38 billion from an increase in dealer wholesale financing, primarily in the U.S. and Canada and Europe, as well as retail portfolio new business volume exceeding repayments.

•	Lower market rates resulted in lower portfolio yields.

•	Average debt balances increased $1.51 billion in the first three months of 2012, reflecting funding needed for a higher average finance receivable portfolio.

•	Borrowing rates declined in the first three months of 2012 due to lower market interest rates.

The following table summarizes operating lease, rental and other income and depreciation and other:

($ in millions)	Three Months Ended March 31
	2012	2011
Operating lease revenues	$140.3	$130.4
Used truck sales and other	11.2	9.1

Operating lease, rental and other income	$151.5	$139.5

Depreciation on operating lease	$86.4	$80.1
Vehicle operating expenses	24.4	24.8
Cost of used truck sales and other	8.0	5.6

Depreciation and other	$118.8	$110.5

The major factors for the change in lease rental and other income, depreciation and other and lease margin for the three months ended March 31, 2012 are outlined in the table below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER INCOME	DEPRECIATION AND OTHER	LEASE MARGIN
Three Months Ended March 31, 2011	$139.5	$110.5	$29.0
Increase (decrease)
Operating lease impairments		(1.3)	1.3
Average operating lease assets	12.2	9.8	2.4
Other, net	(.2)	(.2)

Total increase	12.0	8.3	3.7

Three Months Ended March 31, 2012	$151.5	$118.8	$32.7

•	The decrease in operating lease impairments reflect higher used truck prices.

PACCAR Inc - Form 10-Q

•	Average operating lease assets increased $141.1 million resulting in $12.2 million in higher revenues and $9.8 million in higher depreciation and other vehicle operating expenses.

The following tables summarize the provision for losses on receivables and net charge-offs:

	Three Months Ended March 31, 2012
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$1.9	$2.7
Europe	3.2	2.1
Mexico and Australia	2.4	2.6

	$7.5	$7.4

	Three Months Ended March 31, 2011
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$2.1	$2.1
Europe	4.2	3.8
Mexico and Australia	4.2	3.4

	$10.5	$9.3

The provision for losses on receivables for the first quarter of 2012 declined $3.0 million compared to the first quarter of 2011 due to generally improving economic conditions which have improved the profitability and cash flow for many of the Company’s customers in the transportation industry.

	March 31 2012	December 31 2011	March 31 2011
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.9%	1.1%	1.9%
Europe	1.2%	1.0%	2.9%
Mexico and Australia	3.8%	3.4%	6.2%

	1.5%	1.5%	3.0%

Worldwide PFS accounts 30+ days past dues were 1.5% at March 31, 2012 and at December 31, 2011. Included in the U.S. and Canada past-due percentage of .9% is .7% from one large customer. Excluding that customer, worldwide PFS accounts 30+ days past due at March 31, 2012 would have been 1.0%. At March 31, 2012, the Company had $25.9 million of specific loss reserves for this large customer and other accounts considered at risk. The Company remains focused on minimizing past-due balances.

When the Company modifies a 30+ days past-due account, the customer is generally considered current under the revised contractual terms. During the first quarter of 2012, the Company modified $20.1 million of accounts worldwide that were 30+ days past due that became current at the time of modification. Had these accounts not been modified and continued to not make payments, worldwide PFS accounts 30+ days past due of 1.5% at March 31, 2012 would have been 1.8%. Of the $20.1 million modified accounts in the first quarter of 2012 that were 30+ days past due at the time of modification, $9.6 million were in Mexico and Australia. Had these accounts in Mexico and Australia not been modified and the customers continued to not make payments, past-dues of 3.8% in Mexico and Australia would have been 4.8%.

PACCAR Inc - Form 10-Q

During the fourth quarter of 2011, the Company modified $4.5 million of accounts worldwide that were 30+ days past due that became current at the time of modification. Had these accounts not been modified and continued to not make payments, worldwide PFS accounts 30+ days past due of 1.5% at December 31, 2011 would have remained at 1.5%. Of the $4.5 million modified accounts in the fourth quarter of 2011 that were 30+ days past due at the time of modification, $4.4 million were in Mexico and Australia. Had these accounts in Mexico and Australia not been modified and the customers continued to not make payments, past-dues of 3.4% in Mexico and Australia would have been 3.8%.

During the first quarter of 2011, the Company modified $16.3 million of accounts worldwide that were 30+ days past due that became current at the time of modification. Had these accounts not been modified and continued to not make payments, worldwide PFS accounts 30+ days past due of 3.0% would have been 3.2%. Of the $16.3 million modified accounts in the fourth quarter of 2011 that were 30+ days past due at the time of modification, $12.1 million were in Mexico and Australia. Had these accounts not been modified and the customers continued to not make payments, past-dues of 6.2% in Mexico and Australia would have been 7.3%.

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past-dues if they were not performing under the modified terms at March 31, 2012, December 31, 2011 and March 31, 2011. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2012, December 31, 2011 and March 31, 2011.

The Company’s 2012 pretax return on revenue for Financial Services increased to 27.3% from 20.9% in 2011 primarily due to higher finance and lease margins. The higher finance margin reflects a lower cost of funds and an increase in finance receivable assets. The higher lease margin is primarily due to an increase in operating lease assets.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expense. Other sales represent approximately 1% of consolidated net sales and revenues for the first three months of 2012 and 2011. Other SG&A was $12.5 million in the first three months of 2012 and $12.0 million in the first three months of 2011. Other income (loss) before tax was a loss of $3.1 million in the first three months of 2012 compared to a loss of $12.7 million in the first three months of 2011, reflecting improved winch business results and lower equipment expenses.

Investment income was $8.9 million in the first three months of 2012 compared to $8.0 million in the first three months of 2011. The higher investment income in the first three months of 2012 reflects higher average investment balances.

The effective income tax rate in the first three months of 2012 of 31.7% was comparable to the 32.5% in the first three months of 2011.

($ in millions)	Three Months Ended March 31
	2012	2011
Domestic income before taxes	$259.4	$77.0
Foreign income before taxes	219.6	209.3

Total income before taxes	$479.0	$286.3

Domestic pre-tax return on revenues	10.4%	5.7%
Foreign pre-tax return on revenues	9.6%	10.9%

Total pre-tax return on revenues	10.0%	8.7%

PACCAR Inc - Form 10-Q

The increase in income before income taxes for both domestic and foreign operations was primarily due to improvements in truck operations. The higher return on revenues for domestic operations and lower return on revenues in foreign operations were primarily due to changes in truck operations.

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)	March 31 2012	December 31 2011
Cash and cash equivalents	$1,923.1	$2,106.7
Marketable debt securities	947.8	910.1

	$2,870.9	$3,016.8

The Company’s total cash and marketable debt securities decreased $145.9 million at March 31, 2012 primarily from a decrease in cash and cash equivalents of $183.6 million.

The change in cash and cash equivalents is summarized below.

Three Months Ended March 31 ($ in millions)	2012	2011
Operating activities:
Net income	$327.3	$193.3
Net income items not affecting cash	167.0	182.6
Pension contributions	(82.7)	(4.1)
Changes in operating assets and liabilities	(285.3)	87.5

Net cash provided by operating activities	126.3	459.3
Net cash used in investing activities	(365.1)	(850.7)
Net cash provided by (used in) financing activities	22.4	(10.4)
Effect of exchange rate changes on cash	32.8	50.7

Net decrease in cash and cash equivalents	(183.6)	(351.1)
Cash and cash equivalents at beginning of the period	2,106.7	2,040.8

Cash and cash equivalents at end of the period	$1,923.1	$1,689.7

Operating activities: Cash provided by operations decreased $333.0 million to $126.3 million in the first three months of 2012. The lower operating cash flow was primarily due to increased Financial Services segment wholesale receivables, sales-type finance leases and dealer direct loans of $230.7 million, $106.2 million from a larger increase in Truck segment and Financial Services segment inventory during 2012 to support higher production and portfolio growth, $78.6 million from higher pension contributions in 2012 and $47.6 million from a lower increase in purchases of goods and services in accounts payable and accrued expenses greater than payments compared to the first three months of 2011, partially offset by $134.0 million of higher net income.

Investing activities: Cash used in investing activities of $365.1 million in the first three months of 2012 decreased $485.6 million from the $850.7 million used in the first three months of 2011. In the first three months of 2012, net purchases of marketable securities were $499.5 million lower than net purchases during the first three months of 2011. The Company’s marketable security investments were at comparable levels during the first three months of 2012 and increased during the first quarter of 2011 as the Company increased returns on available cash by investing in marketable debt securities with longer terms and higher yields. In the first three months of 2012, there were $75.1 million of higher net new loan and lease originations in the Financial Services segment reflecting increased portfolio growth. This was partially offset by $66.0 million lower acquisitions of equipment on operating leases in the Financial Services segment and Truck segment due to the timing of customer purchases.

Financing activities: Cash provided by financing activities in the first three months of 2012 of $22.4 million was $32.8 million higher than the cash used in financing activities in the first three months

PACCAR Inc - Form 10-Q

of 2011. This was primarily due to $488.0 million from higher net issuances of long-term debt in the first three months of 2012 compared to the first three months of 2011, partially offset by $172.3 million from net repayments on commercial paper and short-term bank loans in 2012 instead of net borrowings in 2011. In addition there was $270.6 million of higher dividend payments.

Credit Lines and Other

The Company has line of credit arrangements of $3.70 billion, of which $3.44 billion was unused at the end of the first three months of 2012. Included in these arrangements are $3.0 billion of syndicated bank facilities. Of the $3.0 billion bank facilities, $1.0 billion matures in June 2012, $1.0 billion matures in June 2013 and $1.0 billion matures in June 2016. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the three months ended March 31, 2012.

In December 2011, PACCAR Inc filed a shelf registration under the Securities Act of 1933. The current registration expires in the fourth quarter of 2014 and does not limit the principal amount of debt securities that may be issued during the period. The total amount of medium-term notes outstanding for PACCAR Inc as of March 31, 2012 is $620.0 million.

In December 2011, PACCAR’s Board of Directors approved the repurchase of an additional $300.0 million of the Company’s common stock and as of March 31, 2012, $45.5 million shares have been repurchased pursuant to the authorization.

Truck and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future. Long-term debt totaled $150.0 million as of March 31, 2012.

Expenditures for property, plant and equipment in the first quarter of 2012 totaled $70.7 million compared to $62.2 million in the first quarter of 2011 as the Company continued to invest in tooling and factory equipment for new products. Capital spending in 2012 is expected to be approximately $450 to $550 million. The capital spending will primarily relate to comprehensive product development programs and geographic expansion, including building a new DAF factory in Brasil. Spending on R&D in 2012 is expected to be $275 to $300 million. PACCAR will continue to focus on new product programs, engine development and manufacturing efficiency improvements.

The Company conducts business in Spain, Italy, Portugal, Ireland and Greece which have been experiencing significant financial stress. As of March 31, 2012, the Company had finance and trade receivables in these countries of approximately 1% of consolidated total assets. As of March 31, 2012, the Company did not have any marketable debt security investments in corporate or sovereign government securities in these countries. In addition, the Company had no derivative counterparty credit exposures in these countries as of March 31, 2012.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. An additional source of funds is loans from other PACCAR companies.

The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

The Company issues commercial paper for a portion of its funding in its Financial Services segment. Some of this commercial paper is converted to fixed interest rate debt through the use of interest rate

PACCAR Inc - Form 10-Q

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

In November 2009, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of March 31, 2012 was $1.85 billion. The registration expires in November 2012 and does not limit the principal amount of debt securities that may be issued during the period.

As of March 31, 2012, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.02 billion available for issuance under a €1.50 billion medium-term note program registered with the London Stock Exchange. The program was renewed in the second quarter of 2011 and is renewable annually through the filing of a new prospectus.

In April 2011, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in 2016 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At March 31, 2012, 8.66 billion pesos remained available for issuance.

PACCAR believes its Financial Services companies will be able to continue funding receivables, servicing debt and paying dividends through internally generated funds, access to public and private debt markets and lines of credit.

FORWARD-LOOKING STATEMENTS:

Certain information presented in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs or litigation; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2012. For additional information, refer to Item 7A as presented in the 2011 Annual Report on Form 10-K.

PACCAR Inc - Form 10-Q

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

For Items 3 and 5, there was no reportable information for the three months ended March 31, 2012.

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company’s business or financial condition.

The Company received notice on April 24, 2012 that the Securities and Exchange Commission (“SEC”) had initiated a formal investigation relating to the Company’s financial reporting from 2008 to 2011. The SEC has requested information concerning the Company’s loan loss reserves, troubled debt restructuring and segment reporting. The Company is cooperating fully with the SEC’s investigation.

On July 15, 2011, the National Labor Relations Board (“NLRB”) ruled unanimously that the Company is not required to compensate former employees of the Peterbilt plant in Madison, Tennessee for wages and benefits incurred during a work stoppage that ended on April 9, 2009. On December 20, 2011 the NLRB denied a motion to reconsider its decision filed by the union that represented the plant production employees. On April 17, 2012, the union filed a petition for review of the July 15, 2011 NLRB decision in the U.S. Court of Appeals for the Sixth Circuit. The Company believes the likelihood of an outcome adverse to the Company is remote.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2011 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the three months ended March 31, 2012.

PACCAR Inc - Form 10-Q

(c) Issuer purchases of equity securities.

On December 6, 2011, the Company’s Board of Directors approved a new plan to repurchase up to an additional $300 million of the Company’s outstanding common stock. As of March 31, 2012, $45.5 million of shares have been repurchased under this plan. The following are details of repurchases made under each plan for the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Plans
January 1 - 31, 2012	399,561	$39.06	$254,501,402
February 1 - 29, 2012			$254,501,402
March 1 - 31, 2012			$254,501,402

Total	399,561	$39.06	$254,501,402

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc - Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date May 10, 2012	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc - Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)	(i)	Articles of Incorporation:

	(a)	Restated Certificate of Incorporation of PACCAR Inc	8-K	September 19, 2005	99.3	001-14817

	(b)	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008	10-Q	May 2, 2008	3(b)	001-14817

	(ii)	Amended and Restated Bylaws of PACCAR Inc	8-K	September 19, 2005	99.4	001-14817

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Form of InterNotes, Series A (PACCAR Financial Corp.)	S-3	November 20, 2009	4.4	333-163273

	(d)	Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company	S-3	November 18, 2008	4.1	333-155429

	(e)	Forms of Medium-Term Note, Series A	S-3	November 18, 2008	4.2A and 4.2B	333-155429

	(f)	Indenture for Senior Debt Securities dated as of December 19, 2011 between PACCAR Inc and The Bank of New York Mellon Trust Company, N.A.	S-3	December 19, 2011	4.1	333-178607

	(g)	Forms of Medium-Term Note, Series B (Fixed- and Floating-Rate)	S-3	December 19, 2011	4.2A and 4.2B	333-178607

	(h)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. and PACCAR Financial PLC	10-Q	November 5, 2009	4(f)	001-14817

PACCAR Inc - Form 10-Q

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(i)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan*	10-K

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors	10-K	February 27, 2009	10(d)	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement For Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(g)	Amendment to Compensatory Arrangement with Non-employee Directors	10-K	February 29, 2012	10(g)	001-14817

	(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	DEF14A	March 10, 2011	Appendix B	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan	DEF14A	March 10, 2011	Appendix A	001-14817

	(j)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

	(k)	PACCAR Inc Long Term Incentive Plan, Amended Form of 2006 Restricted Stock Award Agreement	8-K	February 5, 2007	99.2	001-14817

PACCAR Inc - Form 10-Q

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(l)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	8-K	February 5, 2007	99.1	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement	10-K	February 26, 2010	10(m)	001-14817

	(n)	PACCAR Inc Long Term Incentive Plan, Alternate Form of Restricted Stock Award Agreement	10-K	March 1, 2011	10(n)	001-14817

	(o)	PACCAR Inc Long Term Incentive Plan, Amended Form of Share Match Restricted Stock Award Agreement	8-K	February 5, 2007	99.3	001-14817

	(p)	PACCAR Inc Long Term Incentive Plan, 2008 Form of Share Match Restricted Stock Award Agreement	8-K	February 5, 2008	99.1	001-14817

	(q)	PACCAR Inc Long Term Incentive Plan, 2011 Form of Share Match Restricted Stock Award Agreement.	10-K	March 1, 2011	10(p)	001-14817

	(r)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective January 1, 2009	10-K	March 1, 2011	10(r)	001-14817

	(s)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities	8-K	May 16, 2007	10.1	001-14817

	(t)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	10-Q	October 27, 2008	10(o)	001-14817

(12)		Statements Re: Computation of Ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three month periods ended March 31, 2012 and 2011*

PACCAR Inc - Form 10-Q

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2007 - 2011	10-K	February 29, 2012	12(a)	001-14817

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

(32)		Section 1350 Certifications:

	(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		XBRL Instance Document*

(101.SCH)		XBRL Taxonomy Extension Schema Document*

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith