Form 10-Q
period 2012-06-30
PACCAR INC
filed 2012-08-08
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Common Stock, $1 par value — 353,505,180 shares as of July 31, 2012

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
TRUCK AND OTHER:
Net sales and revenues	$4,191.1	$3,702.7	$8,705.8	$6,745.3
Cost of sales and revenues	3,632.5	3,231.1	7,552.4	5,863.4
Research and development	73.8	77.5	146.1	145.9
Selling, general and administrative	122.5	108.6	248.3	218.5
Interest and other expense (income), net	1.6	(.9)	(.5)	3.1

	3,830.4	3,416.3	7,946.3	6,230.9

Truck and Other Income Before Income Taxes	360.7	286.4	759.5	514.4
FINANCIAL SERVICES:
Interest and fees	111.5	105.4	221.4	206.9
Operating lease, rental and other income	154.6	152.6	306.1	292.1

Revenues	266.1	258.0	527.5	499.0
Interest and other borrowing expenses	38.1	46.1	77.8	92.6
Depreciation and other expense	121.5	119.4	240.3	229.9
Selling, general and administrative	24.1	24.6	48.2	47.8
Provision for losses on receivables	5.0	11.0	12.5	21.5

	188.7	201.1	378.8	391.8

Financial Services Income Before Income Taxes	77.4	56.9	148.7	107.2
Investment income	8.2	9.9	17.1	17.9

Total Income Before Income Taxes	446.3	353.2	925.3	639.5
Income taxes	149.1	113.5	300.8	206.5

Net Income	$297.2	$239.7	$624.5	$433.0

Net Income Per Share:
Basic	$.83	$.66	$1.75	$1.18
Diluted	$.83	$.65	$1.75	$1.18

Weighted Average Common Shares Outstanding:
Basic	356.0	365.9	356.5	365.8
Diluted	356.8	367.2	357.3	367.2

Dividends declared per share	$.20	$.12	$.38	$.24

Comprehensive Income	$185.2	$305.6	$607.6	$631.1

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	June 30 2012	December 31 2011*
	(Unaudited)
ASSETS
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,662.7	$1,990.6
Trade and other receivables, net	1,120.9	977.8
Marketable debt securities	928.5	910.1
Inventories, net	883.2	710.4
Other current assets	356.4	249.1

Total Truck and Other Current Assets	4,951.7	4,838.0

Equipment on operating leases, net	762.4	679.1
Property, plant and equipment, net	2,096.6	1,973.3
Other noncurrent assets, net	221.8	280.9

Total Truck and Other Assets	8,032.5	7,771.3

FINANCIAL SERVICES:
Cash and cash equivalents	57.2	116.1
Finance and other receivables, net	7,917.8	7,259.7
Equipment on operating leases, net	1,837.0	1,710.7
Other assets	400.3	314.9

Total Financial Services Assets	10,212.3	9,401.4

	$18,244.8	$17,172.7

*	The December 31, 2011 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	June 30 2012	December 31 2011*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
TRUCK AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,607.4	$2,377.4
Dividend payable		250.3

Total Truck and Other Current Liabilities	2,607.4	2,627.7

Long-term debt	150.0	150.0
Residual value guarantees and deferred revenues	802.1	712.0
Other liabilities	500.0	507.0

Total Truck and Other Liabilities	4,059.5	3,996.7

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	335.5	363.4
Commercial paper and bank loans	3,381.5	3,909.9
Term notes	3,868.8	2,595.5
Deferred taxes and other liabilities	887.4	942.8

Total Financial Services Liabilities	8,473.2	7,811.6

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 1.2 billion shares, issued 357.1 and 356.8 million shares	357.1	356.8
Additional paid-in capital	66.9	52.1
Treasury stock, at cost - 3.6 million and nil shares	(139.5)
Retained earnings	5,663.5	5,174.5
Accumulated other comprehensive loss	(235.9)	(219.0)

Total Stockholders’ Equity	5,712.1	5,364.4

	$18,244.8	$17,172.7

*	The December 31, 2011 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

Six Months Ended June 30	2012	2011
OPERATING ACTIVITIES:
Net income	$624.5	$433.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	97.8	97.2
Equipment on operating leases and other	248.4	234.2
Provision for losses on financial services receivables	12.5	21.5
Other, net	11.3	(58.4)
Pension contributions	(85.4)	(6.8)
Change in operating assets and liabilities:
Trade and other receivables	(140.3)	(343.7)
Wholesale receivables on new trucks	(257.6)	(210.3)
Sales-type finance leases and dealer direct loans on new trucks	(65.7)	19.7
Inventories	(177.0)	(177.4)
Accounts payable and accrued expenses	155.2	555.0
Income taxes, warranty and other	20.3	228.0

Net Cash Provided by Operating Activities	444.0	792.0
INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(1,530.7)	(1,175.7)
Collections on retail loans and direct financing leases	1,149.8	1,018.3
Marketable securities purchases	(328.4)	(1,202.3)
Marketable securities sales and maturities	297.5	636.4
Payments for property, plant and equipment	(208.7)	(117.5)
Acquisition of equipment for operating leases	(628.0)	(718.0)
Proceeds from asset disposals	175.4	175.0
Other, net	(7.3)	(18.1)

Net Cash Used in Investing Activities	(1,080.4)	(1,401.9)
FINANCING ACTIVITIES:
Cash dividends paid	(385.7)	(87.7)
Purchase of treasury stock	(139.5)
Stock compensation transactions	5.7	4.4
Net (decrease) increase in commercial paper and short-term bank loans	(508.2)	1,007.7
Proceeds from long-term debt	1,574.5	482.4
Payments of long-term debt	(282.6)	(1,044.1)

Net Cash Provided by Financing Activities	264.2	362.7
Effect of exchange rate changes on cash	(14.6)	79.0

Net Decrease in Cash and Cash Equivalents	(386.8)	(168.2)
Cash and cash equivalents at beginning of period	2,106.7	2,040.8

Cash and cash equivalents at end of period	$1,719.9	$1,872.6

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2011.

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

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Additional shares	713,000	1,314,000	774,000	1,339,000
Antidilutive options	2,538,000	671,000	2,558,000	769,000

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

NOTE B - Investments in Marketable Debt Securities

The Company’s investments in marketable debt securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss).

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

Marketable debt securities at June 30, 2012 and December 31, 2011 consisted of the following:

At June 30, 2012	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$288.3	$2.4		$290.7
U.S. corporate securities	25.6	.3	$.1	25.8
U.S. government and agency securities	1.4			1.4
Non-U.S. government securities	374.0	7.0		381.0
Non-U.S. corporate securities	151.0	.8		151.8
Other debt securities	77.2	.6		77.8

	$917.5	$11.1	$.1	$928.5

At December 31, 2011	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$291.9	$2.6	$.1	$294.4
U.S. corporate securities	27.4	.3	.2	27.5
U.S. government and agency securities	1.9			1.9
Non-U.S. government securities	361.2	6.0	.1	367.1
Non-U.S. corporate securities	148.0	.5	.2	148.3
Other debt securities	70.3	.6		70.9

	$900.7	$10.0	$.6	$910.1

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. The proceeds from sales and maturities of marketable securities for the six months ended June 30, 2012 were $297.5. Gross realized gains were $1.5 and $.6 and gross realized losses were $.1 and $.4 for the six months ended June 30, 2012 and 2011, respectively.

The fair value of marketable debt securities that have been in an unrealized loss position for 12 months or greater at June 30, 2012 was $2.5 and the associated unrealized loss was $.1. At June 30, 2011, the fair value of marketable debt securities that have been in an unrealized loss position for 12 months or greater was $1.0 and the associated unrealized loss was $.01.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Contractual maturities on marketable debt securities at June 30, 2012 were as follows:

Maturities:	AMORTIZED COST	FAIR VALUE
Within one year	$311.5	$312.4
One to five years	604.3	614.4
Six to ten years	.2	.2
More than ten years	1.5	1.5

	$917.5	$928.5

Marketable debt securities included $1.5 and $7.1 of variable rate demand obligations (VRDOs) at June 30, 2012 and December 31, 2011, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically.

NOTE C - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last-in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	June 30 2012	December 31 2011
Finished products	$503.5	$436.2
Work in process and raw materials	547.2	439.6

	1,050.7	875.8
Less LIFO reserve	(167.5)	(165.4)

	$883.2	$710.4

Under the LIFO method of accounting (used for approximately 46% of June 30, 2012 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D - Finance and Other Receivables

Finance and other receivables include the following:

	June 30 2012	December 31 2011
Loans	$3,417.1	$3,114.8
Retail direct financing leases	2,277.4	2,187.8
Sales-type finance leases	827.5	795.8
Dealer wholesale financing	1,771.1	1,517.1
Accrued rents and other trade receivables	102.9	111.0
Unearned interest on finance leases	(338.2)	(327.8)

	8,057.8	7,398.7
Less allowance for losses:
Loans and leases	(119.0)	(118.5)
Dealer wholesale financing	(12.8)	(11.7)
Accrued rents and other trade receivables	(8.2)	(8.8)

	$7,917.8	$7,259.7

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, there were no finance receivables more than 90 days past due still accruing interest at June 30, 2012 or December 31, 2011. Recognition is resumed if the receivable becomes contractually current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not modified), or after the customer has made scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is impaired or on non-accrual status are applied to interest and principal in accordance with the contractual terms.

Allowance for Credit Losses

The Company continuously monitors the payment performance of all its finance receivables. The Company evaluates its finance receivables collectively and, in some cases, individually. For large retail finance customers and dealers with wholesale financing, the Company regularly reviews their financial statements and makes site visits and phone contact as appropriate. If the Company becomes aware of circumstances that could cause those customers or dealers to face financial difficulty, whether or not they are past due, the customers are placed on a watch list.

The Company modifies loans and finance leases as a normal part of its Financial Services operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and additional interest for the modification. On average, modifications extended contractual terms less than three months and did not have a significant effect on the weighted average term or interest rate of the portfolio at June 30, 2012 and December 31, 2011.

When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies loans and finance leases for credit reasons and grants a concession, the modifications are classified as troubled debt restructurings (TDRs). The Company does not typically grant credit modifications for customers that do not meet minimum underwriting standards since the Company normally repossesses the financed equipment in these circumstances. When such modifications do occur, they are considered TDRs.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment includes retail loans and direct and sales-type finance leases, net of unearned interest. The wholesale segment includes wholesale financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires monthly reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases, obtains personal guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest generally over 36 to 60 months and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

The Company individually evaluates certain finance receivables for impairment. Finance receivables which are evaluated individually for impairment consist of all wholesale accounts and certain large retail accounts with past due balances or are otherwise determined to be at a higher risk of loss. A finance receivable is impaired if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled. In addition, all retail loans and leases which have been classified as TDRs and all customers on non-accrual status are impaired.

Impaired receivables are considered collateral dependent. Large balance retail and all wholesale impaired receivables are individually evaluated to determine the appropriate reserve for losses. The determination of reserves for large balance impaired receivables considers the fair value of the associated collateral. When the underlying collateral fair value exceeds the Company’s loss exposure, no reserve is recorded. Small balance impaired receivables with similar risk characteristics are evaluated as a separate pool to determine the appropriate reserve for losses using the historical loss information discussed below.

For finance receivables that are not individually impaired, the Company collectively evaluates and determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past-due account data and current market conditions. Information used includes assumptions regarding the likelihood of collecting current and past-due accounts, repossession rates, the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse. The Company has developed a range of loss estimates for each of its country portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. The amount is then compared to the allowance for credit loss balance (after charge-offs for the current period) and an appropriate adjustment is made.

In determining the fair value of the collateral, the Company uses a pricing model and categorizes the fair value as Level 2 in the hierarchy of fair value measurement. The pricing model is reviewed quarterly and updated as appropriate. The pricing model considers the make, model and year of the equipment as well as recent sales prices of comparable equipment. The fair value of the collateral is determined based on management’s evaluation of numerous factors such as the pricing model value, overall condition of the equipment, whether the Company will dispose of the equipment through wholesale channels to the Company’s dealers (principal market), or by other methods, as well as economic trends affecting used equipment values.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The allowance for credit losses is summarized as follows:

	2012
	WHOLESALE	RETAIL	OTHER*	TOTAL
Balance at January 1	$11.7	$118.5	$8.8	$139.0
Provision for losses	2.8	7.1	2.6	12.5
Charge-offs		(11.3)	(3.4)	(14.7)
Recoveries and other	(1.7)	4.9	.2	3.4
Currency translation		(.2)		(.2)

Balance at June 30	$12.8	$119.0	$8.2	$140.0

	2011
	WHOLESALE	RETAIL	OTHER*	TOTAL
Balance at January 1	$7.5	$131.5	$6.0	$145.0
Provision for losses	2.3	10.0	9.2	21.5
Charge-offs	(.5)	(19.4)	(7.0)	(26.9)
Recoveries		5.0	.3	5.3
Currency translation	.4	3.7	.1	4.2

Balance at June 30	$9.7	$130.8	$8.6	$149.1

*	Accrued rents and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

At June 30, 2012	WHOLESALE	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$3.4	$84.0	$87.4
Allowance for impaired finance receivables determined individually	$1.6	$20.9	$22.5
Recorded investment for finance receivables evaluated collectively	$1,767.7	$6,099.8	$7,867.5
Allowance for finance receivables determined collectively	$11.2	$98.1	$109.3

At December 31, 2011	WHOLESALE	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$18.4	$96.0	$114.4
Allowance for finance receivables determined individually	$2.2	$25.7	$27.9
Recorded investment for finance receivables evaluated collectively	$1,498.7	$5,674.6	$7,173.3
Allowance for finance receivables determined collectively	$9.5	$92.8	$102.3

The recorded investment for finance receivables that are on non-accrual status in the wholesale segment and the fleet and owner/operator portfolio classes (as defined in impaired loans below) as of June 30, 2012 was $2.9, $60.6 and $13.9, respectively, and as of December 31, 2011 was $18.4, $63.9 and $17.6, respectively.

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

At June 30, 2012	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Impaired loans with specific reserve	$3.4	$34.1	$9.4	$46.9
Associated allowance	(1.6)	(6.5)	(1.9)	(10.0)

Net carrying amount of impaired loans	$1.8	$27.6	$7.5	$36.9

Average recorded investment*	$17.5	$26.4	$10.8	$54.7

At December 31, 2011	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Impaired loans with specific reserve	$18.4	$27.9	$11.5	$57.8
Associated allowance	(2.2)	(6.0)	(2.6)	(10.8)

Net carrying amount of impaired loans	$16.2	$21.9	$8.9	$47.0

Average recorded investment*	$9.5	$39.8	$18.2	$67.5

*	Represents the average during the 12 months ended June 30, 2012 and 2011.

During the period the loans above were considered impaired, all interest income recognized was recorded on a cash basis:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Interest income recognized:
Wholesale	$.1	$.3	$.1	$.3
Fleet	.3	.6	.7	.9
Owner / Operator	.1	.4	.4	.5

	$.5	$1.3	$1.2	$1.7

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in North America, Europe and Australia. On a geographic basis, there is a proportionate concentration of credit risk in each area. The Company retains as collateral a security interest in the related equipment.

At the inception of each contract, the Company considers the credit risk based on a variety of credit quality factors including; prior payment experience, customer financial information, credit-rating agency ratings, loan-to-value ratios and other internal metrics. On an ongoing basis, the Company monitors credit quality based on past-due status and collection experience as the Company has found a meaningful correlation between the past due status of customers and the risk of loss.

The Company has three credit quality indicators: performing, watch and at-risk. Performing accounts pay in accordance with the contractual terms and are not considered high risk. Watch accounts include accounts 31 to 90 days past due and large accounts that are performing but are considered to be

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

high-risk. Watch accounts are not impaired. At-risk accounts are accounts that are impaired, including TDRs, accounts over 90 days past-due and other accounts on non-accrual status. The Company uses historical data and known trends to estimate default rates for each credit quality indicator. The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

At June 30, 2012	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Performing	$1,719.2	$4,725.4	$1,332.7	$7,777.3
Watch	48.5	28.3	13.4	90.2
At-risk	3.4	68.8	15.2	87.4

	$1,771.1	$4,822.5	$1,361.3	$7,954.9

At December 31, 2011	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Performing	$1,451.9	$4,262.8	$1,361.0	$7,075.7
Watch	46.7	37.2	13.7	97.6
At-risk	18.4	76.5	19.5	114.4

	$1,517.0	$4,376.5	$1,394.2	$7,287.7

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

At June 30, 2012	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Current and up to 30 days past due	$1,766.9	$4,771.5	$1,336.9	$7,875.3
31 – 60 days past due	.8	13.9	10.9	25.6
Greater than 60 days past due	3.4	37.1	13.5	54.0

	$1,771.1	$4,822.5	$1,361.3	$7,954.9

At December 31, 2011	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Current and up to 30 days past due	$1,490.0	$4,321.8	$1,365.2	$7,177.0
31 – 60 days past due	9.1	8.7	11.9	29.7
Greater than 60 days past due	17.9	46.0	17.1	81.0

	$1,517.0	$4,376.5	$1,394.2	$7,287.7

Troubled Debt Restructurings

For the three and six months ended June 30, 2012, the decrease in the recorded investment for loans and leases modified as TDRs was nil and $.7, resulting in post-modification recorded investment of $19.2 and $31.4. At modification date, the pre-modification and post-modification recorded investment balances by portfolio class are as follows:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Recorded Investment		Recorded Investment
	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification
Fleet	$18.7	$18.7	$30.6	$29.9
Owner / Operator	.5	.5	1.5	1.5

	$19.2	$19.2	$32.1	$31.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Recorded Investment		Recorded Investment
	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification
Fleet	$5.3	$5.4	$21.1	$20.9
Owner / Operator	.6	.5	4.5	4.5

	$5.9	$5.9	$25.6	$25.4

The balance of TDRs was $42.2 at June 30, 2012 and $26.0 at December 31, 2011.

The recorded investment in finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past-due) in the six months ended June 30, 2012 was $4.4 and $.4 for fleet and owner/operator, respectively. Included in the $4.4 of fleet redefaults is $3.4 from one customer, for which the Company had a specific reserve of $1.0 as of June 30, 2012. The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at June 30, 2012.

Repossessions

When the Company determines that a past-due customer is not likely to meet their contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating lease. The Company records the repossessed vehicles as used truck inventory which is included in Financial Services other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at June 30, 2012 and December 31, 2011 was $10.7 and $16.0, respectively. Proceeds from the sales of repossessed assets were $29.6 and $47.2 for the six months ended June 30, 2012 and 2011, respectively. These amounts are included in proceeds from asset disposals on the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expense on the Consolidated Statements of Comprehensive Income.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Changes in product support liabilities are summarized as follows:

	2012	2011
Balance at January 1	$448.7	$372.2
Cost accruals and revenue deferrals	177.9	137.5
Payments and revenue recognized	(114.6)	(101.3)
Currency translation	(4.6)	19.6

Balance at June 30	$507.4	$428.0

NOTE F - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income	$297.2	$239.7	$624.5	$433.0
Other comprehensive income:
Currency translation (losses) gains	(118.6)	63.2	(27.3)	184.7
Derivative contracts (decrease) increase	(3.5)	(4.7)	(4.5)	8.4
Marketable securities increase	1.6	3.2	1.9	1.7
Employee benefit plans increase	8.5	4.2	13.0	3.3

Net other comprehensive (loss) income	(112.0)	65.9	(16.9)	198.1

Comprehensive income	$185.2	$305.6	$607.6	$631.1

In the three and six months ended June 30, 2012 and 2011, currency translation losses are primarily due to changes in the value of the euro compared to the U.S. dollar.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following:

	June 30 2012	December 31 2011
Currency translation adjustment	$247.2	$274.5
Net unrealized loss on derivative contracts	(26.5)	(22.0)
Net unrealized gain on investments	8.5	6.6
Employee benefit plans	(465.1)	(478.1)

Total accumulated other comprehensive loss	$(235.9)	$(219.0)

Stock Compensation Plans

Stock-based compensation expense was $2.5 and $8.4 for the three and six months ended June 30, 2012, respectively, and $1.5 and $8.5 for the three and six months ended June 30, 2011, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to nil and $.8 for the three and six months ended June 30, 2012, respectively, and $.3 and $.7 for the three and six months ended June 30, 2011, respectively, and have been classified as a financing cash flow.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

During the first half of 2012, the Company issued 318,316 common shares under deferred and stock compensation arrangements.

NOTE G - Income Taxes

The effective income tax rate in the second quarter of 2012 was 33.4% and 32.1% in the second quarter of 2011. The higher tax rate in 2012 primarily reflects an increased proportion of domestic income. For the first half of 2012, the effective income tax rate was 32.5% which was comparable to the 32.3% in the first half of 2011 as the higher proportion of domestic income was offset by lower tax rates in foreign jurisdictions.

NOTE H - Segment Information

The Company operates in two reportable segments, Truck and Financial Services.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net sales and revenues:
Truck
Total	$4,383.7	$3,947.3	$9,032.1	$7,130.4
Less intersegment	(233.8)	(272.9)	(407.4)	(437.9)

External customers	4,149.9	3,674.4	8,624.7	6,692.5
All other	41.2	28.3	81.1	52.8

	4,191.1	3,702.7	8,705.8	6,745.3
Financial Services	266.1	258.0	527.5	499.0

	$4,457.2	$3,960.7	$9,233.3	$7,244.3

Income (loss) before income taxes:
Truck	$362.0	$290.3	$763.9	$531.0
All other	(1.3)	(3.9)	(4.4)	(16.6)

	360.7	286.4	759.5	514.4
Financial Services	77.4	56.9	148.7	107.2
Investment income	8.2	9.9	17.1	17.9

	$446.3	$353.2	$925.3	$639.5

Depreciation and amortization:
Truck	$82.1	$79.1	$161.4	$157.5
All other	2.5	2.3	5.1	4.5

	84.6	81.4	166.5	162.0
Financial Services	92.0	87.6	179.7	169.4

	$176.6	$169.0	$346.2	$331.4

Included in all other is the Company’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expenses.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE I - Derivative Financial Instruments

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

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same master netting agreements. The Company is not required to post or receive collateral under these agreements. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at June 30, 2012.

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

At June 30, 2012, the notional amount of the Company’s interest-rate contracts was $3,725.4. Notional maturities for all interest-rate contracts are $348.9 for the remainder of 2012, $710.4 for 2013, $1,376.8 for 2014, $905.0 for 2015, $38.9 for 2016 and $345.4 thereafter. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At June 30, 2012, the notional amount of the outstanding foreign-exchange contracts was $220.4. Foreign-exchange contracts mature within one year.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classifications and fair value of derivative financial instruments designated under hedge accounting:

	June 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$3.5		$1.4
Deferred taxes and other liabilities		$114.4		$107.6
Foreign-exchange contracts:
Truck and Other:
Other current assets	.4		.1
Accounts payable, accrued expenses and other		.6		2.1

Total	$3.9	$115.0	$1.5	$109.7

The following table presents the balance sheet classifications and fair value of derivative financial instruments designated as economic hedges:

	June 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Economic hedges:
Interest-rate contracts:
Financial Services:
Other assets	$.7		$.8
Deferred taxes and other liabilities		$.2		$.4
Foreign-exchange contracts:
Truck and Other:
Other current assets	.6		.1
Accounts payable, accrued expenses and other		.4		.3
Financial Services:
Deferred taxes and other liabilities		.1		.1

Total	$1.3	$.7	$.9	$.8

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

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Interest-rate swaps	$(3.7)	$(1.0)	$(1.6)	$.5
Term notes	$3.7	$.9	$1.5	$(.7)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 5.9 years.

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to cost of sales or to Financial Services interest expense, consistent with the hedged transaction. The ineffective portions were nil and a gain of $.4 during the second quarter of 2012 and 2011, respectively, and were gains of $.2 and $.8 during the first six months of 2012 and 2011, respectively.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income (OCI):

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Loss (gain) recognized in OCI:
Truck and Other		$(.3)		$.9
Financial Services	$18.2		$23.7

	$18.2	$(.3)	$23.7	$.9

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Loss (gain) recognized in OCI:
Truck and Other		$(3.1)		$(7.7)
Financial Services	$29.2		$28.6

	$29.2	$(3.1)	$28.6	$(7.7)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Expense reclassified from accumulated OCI into income:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Truck and Other:
Cost of sales and revenues		$.1		$2.7
Interest and other expense (income), net		(.4)
Financial Services:
Interest and other borrowing expenses	$13.3		$16.1

	$13.3	$(.3)	$16.1	$2.7

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Truck and Other:
Cost of sales and revenues		$(3.1)		$(2.6)
Financial Services:
Interest and other borrowing expenses	$22.6		$36.5

	$22.6	$(3.1)	$36.5	$(2.6)

The amount of loss recorded in accumulated OCI at June 30, 2012 that is estimated to be reclassified to interest expense or cost of sales in the following 12 months if interest rates and exchange rates remain unchanged is approximately $42.4, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The (income) expense recognized in earnings related to economic hedges is as follows:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Interest-rate Contracts	Foreign-exchange Contracts	Interest-rate Contracts	Foreign-exchange Contracts
Truck and Other:
Cost of sales and revenues		$(.3)		$(.3)
Interest and other expense (income), net		(1.8)		(2.4)
Financial Services:
Interest and other borrowing (income) expenses	$(1.1)	1.4	$(.1)	1.1

	$(1.1)	$(.7)	$(.1)	$(1.6)

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Truck and Other:
Cost of sales and revenues		$(.1)
Financial Services:
Interest and other borrowing income	$(.3)	(1.0)		$(1.1)

	$(.3)	$(1.1)		$(1.1)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2012. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

The fair value of non-U.S. government bonds, municipal bonds, corporate bonds, asset-backed securities, commercial paper, and term deposits is determined using the market approach and is primarily based on matrix pricing as a practical expedient which does not rely exclusively on quoted prices for a specific security. Significant inputs used to determine fair value include interest rates, yield curves, credit rating of the security and other observable market information and are categorized as Level 2.

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At June 30, 2012	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$290.7	$290.7
U.S. government and agency securities	$.6	.8	1.4
U.S. corporate securities		25.8	25.8
Non-U.S. corporate securities		151.8	151.8
Non-U.S. government securities		381.0	381.0
Other debt securities		77.8	77.8

Total marketable debt securities	$.6	$927.9	$928.5

Derivatives
Interest-rate swaps		$3.1	$3.1
Cross currency swaps		1.1	1.1
Foreign-exchange contracts		1.0	1.0

Total derivative assets		$5.2	$5.2

Liabilities:
Derivatives
Cross currency swaps		$78.4	$78.4
Interest-rate swaps		36.2	36.2
Foreign-exchange contracts		1.1	1.1

Total derivative liabilities		$115.7	$115.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2011	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$294.4	$294.4
U.S. government and agency securities	$1.9		1.9
U.S. corporate securities		27.5	27.5
Non-U.S. corporate securities		148.3	148.3
Non-U.S. government securities		367.1	367.1
Other debt securities		70.9	70.9

Total marketable debt securities	$1.9	$908.2	$910.1

Derivatives
Interest-rate swaps		$1.4	$1.4
Cross currency swaps		.8	.8
Foreign-exchange contracts		.2	.2

Total derivative assets		$2.4	$2.4

Liabilities:
Derivatives
Cross currency swaps		$74.7	$74.7
Interest-rate swaps		33.3	33.3
Foreign-exchange contracts		2.5	2.5

Total derivative liabilities		$110.5	$110.5

Fair Value Disclosure of Other Financial Instruments

For financial instruments that are not recognized at fair value, the Company uses the following methods and assumptions to determine the fair value. These instruments are categorized as Level 2, except fixed-rate loans which are categorized as Level 3.

Cash and Cash Equivalents: Carrying amounts approximate fair value.

Financial Services Net Receivables: For floating-rate loans, wholesale financings, and accrued rents and other trade receivables, carrying values approximate fair values. For fixed-rate loans, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable loans. Finance lease receivables and related allowance for credit losses have been excluded from the accompanying table.

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

The Company’s estimate of fair value for fixed-rate loans and debt that are not carried at fair value at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Assets:
Financial Services fixed-rate loans	$3,072.2	$3,104.4	$2,740.1	$2,776.1
Liabilities:
Truck and Other fixed-rate debt	$150.0	$164.8	$150.0	$167.6
Financial Services fixed-rate debt	$2,954.5	$3,011.4	$1,958.6	$2,021.1

NOTE K - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Service cost	$14.9	$11.6	$32.0	$22.7
Interest on projected benefit obligation	20.7	20.9	40.7	40.8
Expected return on assets	(27.8)	(26.4)	(55.2)	(52.6)
Amortization of prior service costs	.4	.3	.8	.7
Recognized actuarial loss	11.0	6.8	21.6	13.2

Net pension expense	$19.2	$13.2	$39.9	$24.8

During the three and six months ended June 30, 2012, the Company contributed $2.7 and $85.4 to its pension plans, respectively, and $2.7 and $6.8 for the three and six months ended June 30, 2011, respectively.

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

Consolidated net sales and revenues in the second quarter and first six months of 2012 were $4.46 billion and $9.23 billion, an increase of $496.5 million and $1.99 billion from the same periods in 2011. The increases are mainly due to higher truck deliveries. Truck unit sales increased in the second quarter of 2012 to 37,800 units from 34,100 units in the second quarter in 2011 and increased to 77,600 units in the first six months of 2012 from 61,600 in the first six months of 2011, primarily due to higher industry retail sales and increased truck market share in North America.

Second quarter 2012 net income increased to $297.2 million ($.83 per diluted share) compared to $239.7 million ($.65 per diluted share) in the second quarter of 2011. For the first half of 2012 net income increased to $624.5 million ($1.75 per diluted share) compared to $433.0 million ($1.18 per diluted share) in the first six months of 2011. Both increases were primarily due to higher sales in the Truck segment and improved Financial Services segment results from higher finance margin and a lower provision for losses on receivables.

The second quarter and first half of 2012 consolidated net sales and revenues and income before taxes were negatively affected by the translation of weaker foreign currencies primarily due to the euro. The translation effect decreased second quarter 2012 net sales and revenues by $139.4 million and income before income taxes by $3.9 million. The translation effect decreased the first half of 2012 net sales and revenues by $179.7 million and income before income taxes by $3.0 million.

Truck Outlook

Industry retail sales in the U.S. and Canada in 2012 are expected to be 210,000-230,000 units compared to 197,000 in 2011. Truck sales in the U.S. and Canada in the second half of 2012 may be lower than the first half due to slow economic growth. In Europe, the 2012 market size of over 16-tonne vehicles is expected to be 210,000-230,000 units, lower than the 241,000 trucks in 2011 due to slowing economies in the Eurozone and overall economic uncertainty.

Capital investments in 2012 are expected to be $450 to $550 million. Research and development (R&D) in 2012 is expected to be $275 to $300 million. Capital investments and R&D in 2012 will focus on new products and enhancing manufacturing operating efficiency.

Financial Services Outlook

Average earning assets in the second half of 2012 are projected to grow slightly due to new business financing from truck sales exceeding portfolio runoff. The Company’s customers are benefiting from increased freight tonnage, higher freight rates and fleet utilization that are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline from slowing economic conditions, past-due accounts, truck repossessions and net charge-offs could increase from current low levels.

See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect the Truck and Financial Services outlook.

PACCAR Inc – Form 10-Q

RESULTS OF OPERATIONS:

($ in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net sales and revenues:
Truck	$4,149.9	$3,674.4	$8,624.7	$6,692.5
Other	41.2	28.3	81.1	52.8

Truck and other	4,191.1	3,702.7	8,705.8	6,745.3
Financial Services	266.1	258.0	527.5	499.0

	$4,457.2	$3,960.7	$9,233.3	$7,244.3

Income (loss) before taxes:
Truck	$362.0	$290.3	$763.9	$531.0
Other	(1.3)	(3.9)	(4.4)	(16.6)

Truck and Other	360.7	286.4	759.5	514.4
Financial Services	77.4	56.9	148.7	107.2
Investment income	8.2	9.9	17.1	17.9
Income taxes	(149.1)	(113.5)	(300.8)	(206.5)

Net income	$297.2	$239.7	$624.5	$433.0

Diluted earnings per share	$.83	$.65	$1.75	$1.18

Return on Revenues	6.7%	6.1%	6.8%	6.0%

The following provides an analysis of the results of operations for the Company’s two reportable segments, Truck and Financial Services. Where possible, the Company has quantified the factors identified in the following discussion and analysis. In cases where it is not possible to quantify the impact of factors, the Company lists them in estimated order of importance. Factors for which the Company is unable to specifically quantify the impact include market demand, fuel prices, freight tonnage and economic conditions affecting the Company’s results of operations.

2012 Compared to 2011:

Truck

The Company’s Truck segment accounted for 93% of revenues in both the second quarter and first six months of 2012 compared to 93% and 92% in the second quarter and first six months of 2011.

($ in millions)	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	% Change	2012	2011	% Change
Truck net sales and revenues:
U.S. and Canada	$2,441.8	$1,922.9	27	$5,197.7	$3,368.5	54
Europe	985.3	1,235.5	(20)	2,023.7	2,344.0	(14)
Mexico, South America,
Australia and other	722.8	516.0	40	1,403.3	980.0	43

	$4,149.9	$3,674.4	13	$8,624.7	$6,692.5	29

Truck income before income taxes	$362.0	$290.3	25	$763.9	$531.0	44

The Company’s worldwide truck and parts sales and revenues increased in both the second quarter and first half of 2012 due to higher market demand in all markets except Europe.

PACCAR Inc – Form 10-Q

The increases in Truck segment income before income taxes were due to higher truck unit sales and unit margins and higher aftermarket parts sales, partially offset by an increase in selling, general and administrative (SG&A) expenses to support a higher level of business activity. The second quarter and first half of 2012 truck income before income taxes was also affected by the translation of weaker foreign currencies, primarily the euro. Truck income before taxes decreased by $3.1 million and $1.8 million, respectively, due to the translation effect of all currencies in the second quarter and first half 2012.

The Company’s new truck deliveries are summarized below:

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	% Change	2012	2011	% Change
United States	17,500	15,100	16	36,800	24,500	50
Canada	3,100	2,200	41	6,700	4,800	40

U.S. and Canada	20,600	17,300	19	43,500	29,300	48
Europe	11,000	12,100	(9)	22,000	23,300	(6)
Mexico, South America, Australia and other	6,200	4,700	32	12,100	9,000	34

Total units	37,800	34,100	11	77,600	61,600	26

The truck market in the U.S. and Canada in the second quarter and first half of 2012 improved from 2011, reflecting higher freight volumes and the need to replace an aging truck fleet. Industry retail sales in the heavy-duty market in the U.S. and Canada increased to 114,900 units in the first half of 2012 compared to 83,400 units in the same period of 2011. The Company’s heavy-duty truck retail market share increased to 29.9% in the first half of 2012 from 26.7% in the same period of 2011. The higher market share reflects continued strong demand for the Company’s premium products, including higher deliveries to large fleet customers. The medium-duty market was 34,800 units in the first half of 2012 compared to 30,100 units in the same period of 2011. The Company’s medium-duty market share was 14.5% in the first half of 2012 compared to 10.1% in the same period of 2011.

The over 16-tonne truck market in Western and Central Europe was 117,100 units in the first half of 2012 compared to 123,000 units in the same period of 2011. The Company’s market share was 16.0% and 15.2% in the first half of 2012 and 2011, respectively. DAF market share in the 6- to 16-tonne market in the first half of 2012 was 11.1%, compared to 8.3% in the same period of 2011. The 6- to 16-tonne market in the first half of 2012 was 29,700 units, compared to 31,000 units in the same period of 2011.

Sales and revenues in Mexico, South America, Australia and other markets increased in the second quarter and first half of 2012 primarily due to higher new truck deliveries in the Andean region of South America.

PACCAR Inc – Form 10-Q

The major factors for the change in net sales and revenues, cost of sales and revenues, and gross margin for the three months ended June 30, 2012 are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
Three Months Ended June 30, 2011	$3,674.4	$3,206.7	$467.7
Increase (decrease)
Truck delivery volume	495.0	437.5	57.5
Average truck sales prices	66.5		66.5
Average truck material, labor and other direct costs		25.0	(25.0)
Factory overhead, warehouse and other indirect costs		19.2	(19.2)
Aftermarket parts volume	34.9	21.8	13.1
Average aftermarket parts sales prices	10.2		10.2
Average aftermarket parts direct costs		8.7	(8.7)
Currency translation	(131.1)	(118.5)	(12.6)

Total increase	475.5	393.7	81.8

Three Months Ended June 30, 2012	$4,149.9	$3,600.4	$549.5

•

The higher truck delivery volume reflects improved truck markets and higher market share in North America. The increased demand for trucks also resulted in higher average truck sales prices which increased sales by $66.5 million.

•	Average truck cost increased $25.0 million primarily due to higher material costs.

•

Factory overhead, warehouse and other indirect costs increased $19.2 million primarily due to higher salaries and related costs ($12.6 million), utilities ($1.3 million) and manufacturing supplies and maintenance ($.8 million) to support higher production levels.

•	Higher market demand, primarily in North America, increased aftermarket parts sales volume by $34.9 million and related cost of sales by $21.8 million.

•	Average aftermarket parts sales prices increased by $10.2 million reflecting improved price realization.

•	Average aftermarket parts costs increased $8.7 million from higher material costs.

•	The currency translation effect on sales and cost of sales primarily reflects a decrease in the value of the euro compared to the U.S. dollar.

The major factors for the change in net sales and revenues, cost of sales and revenues, and gross margin for the six months ended June 30, 2012 are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
Six Months Ended June 30, 2011	$6,692.5	$5,818.2	$874.3
Increase (decrease)
Truck delivery volume	1,765.6	1,537.5	228.1
Average truck sales prices	223.7		223.7
Average truck material, labor and other direct costs		124.6	(124.6)
Factory overhead, warehouse and other indirect costs		88.0	(88.0)
Aftermarket parts volume	74.4	50.3	24.1
Average aftermarket parts sales prices	37.3		37.3
Average aftermarket parts direct costs		25.4	(25.4)
Currency translation	(168.8)	(154.0)	(14.8)

Total increase	1,932.2	1,671.8	260.4

Six Months Ended June 30, 2012	$8,624.7	$7,490.0	$1,134.7

PACCAR Inc – Form 10-Q

•

The higher truck delivery volume reflects improved truck markets and market share in North America. The increased demand for trucks also resulted in higher average truck sales prices which increased sales by $223.7 million.

•	Average truck cost of sales increased $124.6 million primarily due to higher material costs.

•

Factory overhead, warehouse and other indirect costs increased $88.0 million primarily due to higher salaries and related costs ($47.6 million), manufacturing supplies and maintenance ($15.8 million) and utilities ($3.7 million) to support higher production levels.

•	Higher market demand, primarily in North America, increased aftermarket parts sales volume by $74.4 million and related cost of sales by $50.3 million.

•	Average aftermarket parts sales prices increased by $37.3 million reflecting improved price realization.

•	Average aftermarket parts costs increased $25.4 million from higher material costs.

•	The currency translation effect on sales and cost of sales primarily reflects a decrease in the value of the euro compared to the U.S. dollar.

Net sales and revenues and gross margins for truck units and aftermarket parts are provided below. The aftermarket parts gross margin includes direct revenues and costs, but excludes certain Truck segment costs.

($ in millions)	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	% Change	2012	2011	% Change
Net sales and revenues:
Trucks	$3,483.7	$3,031.8	15	$7,278.1	$5,429.7	34
Aftermarket parts	666.2	642.6	4	1,346.6	1,262.8	7

	$4,149.9	$3,674.4	13	$8,624.7	$6,692.5	29

Gross Margin:
Trucks	$320.8	$245.5	31	$668.1	$432.9	54
Aftermarket parts	228.7	222.2	3	466.6	441.4	6

	$549.5	$467.7	17	$1,134.7	$874.3	30

Gross Margin %:
Trucks	9.2%	8.1%		9.2%	8.0%
Aftermarket parts	34.3%	34.6%		34.7%	35.0%

	13.2%	12.7%		13.2%	13.1%

Total Truck segment gross margins for the second quarter of 2012 increased to 13.2% from 12.7% in the same period of 2011. Total Truck segment gross margins for the first half of 2012 increased to 13.2% from 13.1%. The higher truck sales gross margins for the second quarter and first half of 2012 resulted from higher market demand and increased absorption of fixed costs primarily in North America resulting from higher truck production. The aftermarket parts gross margins in the second quarter and first half of 2012 were comparable to 2011.

Truck R&D expenditures in the second quarter of 2012 decreased to $73.6 million from $77.2 million in 2011. R&D expenditures in the first half of 2012 of $145.8 million were comparable to the $145.6 million in the first half of 2011. R&D spending in the first half of 2012 reflects continued focus on product development activities, primarily for new truck models and engine development for North America and Europe. Foreign currency reduced R&D in the second quarter and first half of 2012 by $5.1 million and $6.8 million, respectively.

Truck SG&A was $112.7 million in the second quarter of 2012 compared to $102.7 million in the second quarter of 2011. In the first half of 2012, SG&A was $226.0 million compared to $200.6 million in the first

PACCAR Inc – Form 10-Q

half of 2011. The higher spending in 2012 is primarily due to higher salaries and personnel related expenses of $7.4 million for the second quarter and $19.1 million for the first half of 2012 to support higher levels of business activity. As a percentage of sales, SG&A decreased to 2.7% and 2.6% in the second quarter and first half of 2012 from 2.8% and 3.0% in the second quarter and first half of 2011 due to higher sales volumes and ongoing cost control. Foreign currency reduced SG&A in the second quarter and first half of 2012 by $5.6 million and $7.2 million, respectively.

Financial Services

($ in millions)	Three Months Ended			Six Months Ended
	June 30			June 30
	2012	2011	% change	2012	2011	% change
New loan and lease volume:
U.S. and Canada	$836.9	$667.0	25	$1,388.6	$1,035.3	34
Europe	220.4	238.3	(8)	443.7	468.8	(5)
Mexico and Australia	191.3	169.1	13	346.4	291.8	19

	$1,248.6	$1,074.4	16	$2,178.7	$1,795.9	21
New loan and lease volume by product:
Loans and finance leases	$945.0	$744.3	27	$1,718.9	$1,277.1	35
Equipment on operating leases	303.6	330.1	(8)	459.8	518.8	(11)

	$1,248.6	$1,074.4	16	$2,178.7	$1,795.9	21
New loan and lease unit volume:
Loans and finance leases	9,120	7,710	18	16,970	13,880	22
Equipment on operating leases	2,680	3,270	(18)	4,230	5,160	(18)

	11,800	10,980	7	21,200	19,040	11
Average earning assets:
U.S. and Canada	$5,908.1	$4,431.3	33	$5,630.6	$4,307.4	31
Europe	2,286.6	2,225.2	3	2,296.0	2,142.2	7
Mexico and Australia	1,470.3	1,481.0	(1)	1,456.6	1,449.5

	$9,665.0	$8,137.5	19	$9,383.2	$7,899.1	19
Average earning assets by product:
Loans and finance leases	$5,892.5	$5,292.5	11	$5,956.3	$5,210.4	14
Dealer wholesale financing	1,888.2	1,110.3	70	1,576.9	1,034.3	52
Equipment on lease and other	1,884.3	1,734.7	9	1,850.0	1,654.4	12

	$9,665.0	$8,137.5	19	$9,383.2	$7,899.1	19
Revenue:
U.S. and Canada	$141.9	$126.3	12	$278.4	$243.8	14
Europe	70.5	79.9	(12)	142.9	152.6	(6)
Mexico and Australia	53.7	51.8	4	106.2	102.6	4

	$266.1	$258.0	3	$527.5	$499.0	6
Revenue by product:
Loans and finance leases	$95.1	$93.8	1	$190.1	$184.6	3
Dealer wholesale financing	16.4	11.6	41	31.3	22.3	40
Equipment on lease and other	154.6	152.6	1	306.1	292.1	5

	$266.1	$258.0	3	$527.5	$499.0	6

Income before income taxes	$77.4	$56.9	36	$148.7	$107.2	39

In the second quarter and first half of 2012, new loan and lease volume increased 16% and 21% to $1.25 billion and $2.18 billion, respectively, compared to the second quarter and first half of 2011. The increase reflects higher new PACCAR truck sales and a higher average amount financed per unit. In the second quarter and first six months of 2012, PFS market share on new PACCAR trucks decreased to 30.2% and 28.4% from 32.0% and 30.8% in the same periods in 2011 primarily due to lower market share in the U.S. and Canada.

PACCAR Inc – Form 10-Q

The increase in PFS revenues primarily resulted from higher average earning asset balances, partially offset by lower yields. PFS income before income taxes increased to $77.4 million and $148.7 million in the second quarter and first half of 2012 compared to $56.9 million and $107.2 million in the same periods in 2011 primarily due to higher finance margin and a lower provision for losses as noted below.

The major factors for the change in interest and fees, interest and other borrowing expenses and finance margin for the three months ended June 30, 2012 are outlined in the table below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended June 30, 2011	$105.4	$46.1	$59.3
Increase (decrease)
Average finance receivables	23.0		23.0
Yields	(13.8)		(13.8)
Average debt balances		9.8	(9.8)
Borrowing rates		(16.4)	16.4
Currency translation	(3.1)	(1.4)	(1.7)

Total increase (decrease)	6.1	(8.0)	14.1

Three Months Ended June 30, 2012	$111.5	$38.1	$73.4

•

Average finance receivables increased $1.60 billion (net of foreign currency effects of $226.9 million) from an increase in retail portfolio new business volume exceeding repayments and an increase in dealer wholesale financing, primarily in the U.S. and Canada.

•	Lower market rates resulted in lower portfolio yields.

•

Average debt balances increased $1.86 billion (net of foreign currency effects of $247.7 million) in the second quarter of 2012 and included increased medium-term note funding. The higher average debt balances reflect funding needed for the higher average finance receivable portfolio.

•	Borrowing rates declined in the second quarter of 2012 due to lower market interest rates.

•	Currency translation variances primarily reflect a decrease in the value of the euro compared to the U.S. dollar.

The major factors for the change in interest and fees, interest and other borrowing expenses and finance margin for the six months ended June 30, 2012 are outlined in the tables below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Six Months Ended June 30, 2011	$206.9	$92.6	$114.3
Increase (decrease)
Average finance receivables	47.1		47.1
Yields	(29.5)		(29.5)
Average debt balances		21.2	(21.2)
Borrowing rates		(34.6)	34.6
Currency translation	(3.1)	(1.4)	(1.7)

Total increase (decrease)	14.5	(14.8)	29.3

Six Months Ended June 30, 2012	$221.4	$77.8	$143.6

•

Average finance receivables increased $1.45 billion (net of foreign currency effects of $159.9 million) from an increase in retail portfolio new business volume exceeding repayments and an increase in dealer wholesale financing, primarily in the U.S. and Canada.

PACCAR Inc – Form 10-Q

•	Lower market rates resulted in lower portfolio yields.

•

Average debt balances increased $1.74 billion (net of foreign currency effects of $156.0 million) in the first half of 2012 and included increased medium-term note funding. The higher average debt balances reflect funding needed for the higher average finance receivable portfolio.

•	Borrowing rates declined in the first six months of 2012 due to lower market interest rates.

•	Currency translation variances primarily reflect a decrease in the value of the euro compared to the U.S. dollar.

The following table summarizes operating lease, rental and other income and depreciation and other:

($ in millions)	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Operating lease revenues	$144.6	$142.3	$284.9	$272.7
Used truck sales and other	10.0	10.3	21.2	19.4

Operating lease, rental and other income	$154.6	$152.6	$306.1	$292.1

Depreciation on operating lease	$89.1	$86.1	$175.5	$166.2
Vehicle operating expenses	24.7	25.6	49.1	50.4
Cost of used truck sales and other	7.7	7.7	15.7	13.3

Depreciation and other	$121.5	$119.4	$240.3	$229.9

The major factors for the change in lease rental and other income, depreciation and other and lease margin for the three months ended June 30, 2012 are outlined in the table below:

($ in millions)	LEASE, RENTAL AND OTHER INCOME	DEPRECIATION AND OTHER	LEASE MARGIN
Three Months Ended June 30, 2011	$152.6	$119.4	$33.2
Increase (decrease)
Operating lease impairments		(1.0)	1.0
Results on returned lease assets		.2	(.2)
Average operating lease assets	7.9	6.4	1.5
Currency translation and other	(5.9)	(3.5)	(2.4)

Total increase (decrease)	2.0	2.1	(.1)

Three Months Ended June 30, 2012	$154.6	$121.5	$33.1

•	Operating lease impairments decreased $1.0 million in the second quarter of 2012 due to fewer impaired units.

•

Results on returned lease assets were similar as the Company had net gains on sales of trucks returned from leases of $4.6 million in the second quarter of 2012 compared to $4.8 million in the second quarter of 2011.

•

Average operating lease assets increased $222.1 million (net of foreign currency effects of $72.5 million) resulting in $7.9 million in higher revenues and $6.4 million in higher depreciation and other vehicle operating expenses.

•	Currency translation variances primarily reflect a decrease in the value of the euro compared to the U.S. dollar.

PACCAR Inc – Form 10-Q

The major factors for the change in lease rental and other income, depreciation and other and lease margin for the six months ended June 30, 2012 are outlined in the table below:

($ in millions)	LEASE, RENTAL AND OTHER INCOME	DEPRECIATION AND OTHER	LEASE MARGIN
Six Months Ended June 30, 2011	$292.1	$229.9	$62.2
Increase (decrease)
Operating lease impairments		(2.3)	2.3
Results on returned lease assets		(.6)	.6
Average operating lease assets	20.1	16.2	3.9
Currency translation and other	(6.1)	(2.9)	(3.2)

Total increase	14.0	10.4	3.6

Six Months Ended June 30, 2012	$306.1	$240.3	$65.8

•	Operating lease impairments decreased $2.3 million in the first six months of 2012 due to fewer impaired units.

•

Results on returned lease assets were similar as the Company had net gains on sales of trucks returned from leases of $7.8 million in the first half of 2012 compared to net gains of $7.2 million in the first half of 2011.

•

Average operating lease assets increased $244.0 million (net of foreign currency effects of $48.4 million) resulting in $20.1 million in higher revenue and $16.2 million in higher depreciation expense.

•	Currency translation variances primarily reflect a decrease in the value of the euro compared to the U.S. dollar.

The following tables summarize the provision for losses on receivables and net charge-offs:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$1.1	$.3	$3.0	$3.0
Europe	2.5	2.0	5.7	4.1
Mexico and Australia	1.4	1.6	3.8	4.2

	$5.0	$3.9	$12.5	$11.3

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$1.7	$1.7	$3.8	$3.8
Europe	4.8	6.7	9.0	10.5
Mexico and Australia	4.5	3.9	8.7	7.3

	$11.0	$12.3	$21.5	$21.6

PACCAR Inc – Form 10-Q

The provision for losses on receivables for the second quarter and first half of 2012 declined $6.0 million and $9.0 million, respectively, compared to same periods in 2011 due to economic conditions which have improved the profitability and cash flow for many of the Company’s customers in the transportation industry.

	June 30 2012	December 31 2011	June 30 2011
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.8%	1.1%	1.6%
Europe	.9%	1.0%	1.4%
Mexico and Australia	3.3%	3.4%	5.6%

Worldwide	1.2%	1.5%	2.3%

Worldwide PFS accounts 30+ days past due were 1.2% at June 30, 2012 and have improved from 1.5% at December 31, 2011 and 2.3% at June 30, 2011. The U.S. and Canada past-due percentage of .8% includes .6% from one customer. Excluding that customer, worldwide PFS accounts 30+ days past due at June 30, 2012 would have been .8%. At June 30, 2012, the Company had $22.5 million of specific loss reserves for this customer and other accounts considered at risk. The Company continues to focus on maintaining low past-due balances.

When the Company modifies a 30+ days past-due account, the customer is then generally considered current under the revised contractual terms. The Company modified $10.2 million of accounts worldwide during the second quarter of 2012, $4.5 million during the fourth quarter of 2011 and $13.8 million during the second quarter of 2011 that were 30+ days past-due and became current at the time of modification. Of these modifications, $6.0 million during the second quarter of 2012, $4.4 million during the fourth quarter of 2011 and $10.7 million during the second quarter of 2011 were in Mexico and Australia. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	June 30 2012	December 31 2011	June 30 2011
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.8%	1.1%	1.7%
Europe	1.1%	1.0%	1.4%
Mexico and Australia	3.9%	3.8%	6.6%

Worldwide	1.4%	1.5%	2.5%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past-dues if they were not performing under the modified terms at June 30, 2012, December 31, 2011 and June 30, 2011. The effect on the allowance for credit losses from such modifications was not significant at June 30, 2012, December 31, 2011 and June 30, 2011.

For the second quarter and first six months of 2012, the Company’s 2012 pretax return on revenue for Financial Services increased to 29.1% and 28.2% from 22.1% and 21.5% in 2011, respectively, primarily due to higher finance margin. The higher finance margin primarily reflects an increase in finance receivable assets and a lower cost of funds.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expense. Other sales represent approximately 1% of consolidated net sales and revenues for the second quarter and first half of 2012 and 2011. Other SG&A was $9.7 million and $22.3 million in the second quarter and first half of 2012 compared to $6.8 million and $17.9 million in the second quarter and first half of 2011. Other income (loss) before tax was a loss of $1.3 million and $4.4 million in the second quarter and first half of 2012 compared to a loss of $3.9 million and $16.6 million in the same time periods of 2011, reflecting improved winch business results and lower equipment expenses.

PACCAR Inc – Form 10-Q

Investment income was $8.2 million and $17.1 million in the second quarter and first six months of 2012 compared to $9.9 million and $17.9 million, respectively, in the same time period of 2011. The lower investment income in the second quarter and first six months of 2012 reflects lower market interest rates slightly offset by higher average investment balances.

The effective income tax rate in the second quarter of 2012 was 33.4% and 32.1% in the second quarter of 2011. The higher tax rate in 2012 primarily reflects an increased proportion of domestic income. For the first half of 2012, the effective income tax rate was 32.5% which was comparable to the 32.3% in the first half of 2011 as the higher proportion of domestic income was offset by lower tax rates in foreign jurisdictions.

($ in millions)	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Domestic income before taxes	$211.4	$103.8	$470.8	$180.8
Foreign income before taxes	234.9	249.4	454.5	458.7

Total income before taxes	$446.3	$353.2	$925.3	$639.5

Domestic pre-tax return on revenues	9.5%	6.0%	10.0%	5.8%
Foreign pre-tax return on revenues	10.6%	11.2%	10.1%	11.1%

Total pre-tax return on revenues	10.0%	8.9%	10.0%	8.8%

The increase in income before income taxes for domestic operations and the decrease in income before taxes for foreign operations were primarily due to Truck operations. The higher return on revenues for domestic operations resulted from higher returns for both Truck and Financial Services operations. The lower return on revenues in foreign operations resulted from lower returns on truck operations partially offset by higher returns on Financial Services operations.

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)	June 30 2012	December 31 2011
Cash and cash equivalents	$1,719.9	$2,106.7
Marketable debt securities	928.5	910.1

	$2,648.4	$3,016.8

The Company’s total cash and marketable debt securities decreased $368.4 million at June 30, 2012 primarily from a decrease in cash and cash equivalents of $386.8 million which is offset by an increase in marketable debt securities of $18.4 million.

PACCAR Inc – Form 10-Q

The change in cash and cash equivalents is summarized below.

Six Months Ended June 30 ($ in millions)	2012	2011
Operating activities:
Net income	$624.5	$433.0
Net income items not affecting cash	370.0	294.5
Pension contributions	(85.4)	(6.8)
Changes in operating assets and liabilities	(465.1)	71.3

Net cash provided by operating activities	444.0	792.0
Net cash used in investing activities	(1,080.4)	(1,401.9)
Net cash provided by financing activities	264.2	362.7
Effect of exchange rate changes on cash	(14.6)	79.0

Net decrease in cash and cash equivalents	(386.8)	(168.2)
Cash and cash equivalents at beginning of the period	2,106.7	2,040.8

Cash and cash equivalents at end of the period	$1,719.9	$1,872.6

Operating activities: Cash provided by operations decreased $348.0 million to $444.0 million in the first half of 2012. The lower operating cash flow was primarily due to a $399.8 million lower increase in purchases of goods and services in accounts payable and accrued expenses greater than payments compared to the first half of 2011 and $142.2 million from income tax payments in 2012 exceeding current income tax expense, whereas in 2011 income tax expense exceeded payments. In addition, lower operating cash flow reflects increased Financial Services segment wholesale receivables, sales-type finance leases and dealer direct loans of $132.7 million and $78.6 million from higher pension contributions in 2012. These were partially offset by $203.4 million from a lower increase in sales of goods and services in accounts receivable greater than payments compared to the first half of 2011 and $191.5 million of higher net income.

Investing activities: Cash used in investing activities of $1.08 billion in the first half of 2012 decreased $321.5 million from the $1.40 billion used in the first half of 2011. In the first half of 2012, lower net purchases of marketable securities of $535.0 million were made compared to the first half of 2011. The Company’s marketable security investments were at comparable levels to 2011 during the first half of 2012. The lower net purchases of marketable debt securities in the first half of 2012 was partially offset by $223.5 million of higher net new loan and lease originations in the Financial Services segment reflecting increased portfolio growth.

Financing activities: Cash provided by financing activities in the first half of 2012 of $264.2 million was $98.5 million lower than the cash provided by financing activities in the first half of 2011. This was primarily due to $1.52 billion from net repayments on commercial paper and short-term bank loans in 2012 instead of net borrowings in the first half of 2011. In addition, there were $298.0 million of higher dividend payments and $139.5 million of treasury stock purchases in the first half of 2012. These amounts were partially offset by $1.85 billion from higher net issuances of long-term debt in the first half of 2012 compared to the first half of 2011.

Credit Lines and Other

The Company has line of credit arrangements of $3.67 billion, of which $3.42 billion was unused at June 30, 2012. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion matures in June 2013, $1.0 billion matures in June 2016 and $1.0 billion matures in June 2017. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the six months ended June 30, 2012.

PACCAR Inc – Form 10-Q

In December 2011, PACCAR Inc filed a shelf registration under the Securities Act of 1933. The current registration expires in the fourth quarter of 2014 and does not limit the principal amount of debt securities that may be issued during the period. The total amount of medium-term notes outstanding for PACCAR Inc as of June 30, 2012 was $620.0 million.

In December 2011, PACCAR’s Board of Directors approved the repurchase of an additional $300.0 million of the Company’s common stock and as of June 30, 2012, $169.4 million of shares have been repurchased pursuant to the authorization.

Truck and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future. Long-term debt totaled $150.0 million as of June 30, 2012.

Expenditures for property, plant and equipment in the first half of 2012 totaled $208.7 million compared to $117.5 million in the first half of 2011 as the Company invested in tooling and factory equipment for new products. Capital spending in 2012 is expected to be approximately $450 to $550 million. The capital spending primarily relates to comprehensive product development programs and geographic expansion, including building a new DAF factory in Brasil. Spending on R&D in 2012 is expected to be $275 to $300 million. PACCAR continues to focus on new product programs, engine development and manufacturing efficiency improvements.

The Company conducts business in the countries of Spain, Italy, Portugal, Ireland and Greece, which have been experiencing significant financial stress. As of June 30, 2012, the Company had finance and trade receivables in these countries of approximately 1% of consolidated total assets. As of June 30, 2012, the Company did not have any marketable debt security investments in corporate or sovereign government securities in these countries. In addition, the Company had no derivative counterparty credit exposures in these countries as of June 30, 2012.

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

In November 2009, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration statement under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of June 30, 2012 was $2.40 billion. PFC intends to file a new registration statement prior to its expiration in November 2012.

PACCAR Inc – Form 10-Q

As of June 30, 2012, the Company’s European finance subsidiary, PACCAR Financial Europe, had €716.8 million available for issuance under a €1.50 billion medium-term note program registered with the London Stock Exchange. The program was renewed in the second quarter of 2012 and is renewable annually through the filing of a new prospectus.

In April 2011, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in 2016 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At June 30, 2012, 8.57 billion pesos remained available for issuance.

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

There were no material changes in the Company’s market risk during the six months ended June 30, 2012. For additional information, refer to Item 7A as presented in the 2011 Annual Report on Form 10-K.

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

PACCAR Inc – Form 10-Q

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the six months ended June 30, 2012.

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

In September 2010, the United Kingdom Office of Fair Trading (OFT) notified commercial vehicle manufacturers operating in the U.K., including two of the Company’s subsidiaries, that it had commenced an investigation into whether such manufacturers agreed to set prices or limit supply of their products. On June 15, 2012 the OFT announced it had closed its investigation. The OFT stated that the European Commission was well placed to take the investigation forward as part of its investigation into the European truck industry.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2011 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the six months ended June 30, 2012.

PACCAR Inc – Form 10-Q

(c) Issuer purchases of equity securities.

On December 6, 2011, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of June 30, 2012, $169.4 million of shares have been repurchased under this plan. The following are details of repurchases made under the plan for the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Plans
April 1 - 30, 2012			$254,501,402
May 1 - 31, 2012	1,500,000	$38.81	$196,241,277
June 1 - 30, 2012	1,717,045	$38.18	$130,620,152

Total	3,217,045	$38.47	$130,620,152

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date August 8, 2012	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc – Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

Exhibit Number			Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)	(i)		Articles of Incorporation:

		(a)	Restated Certificate of Incorporation of PACCAR Inc	8-K	September 19, 2005	99.3	001-14817

		(b)	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008	10-Q	May 2, 2008	3(b)	001-14817

	(ii)		Bylaws:

		(a)	Amended and Restated Bylaws of PACCAR Inc	8-K	September 19, 2005	99.4	001-14817

		(b)	Second Amended and Restated Bylaws of PACCAR Inc	8-K	July 13, 2012	3(ii)	001-14817

(4)			Instruments defining the rights of security holders, including indentures:

		(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

		(b)	Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

		(c)	Form of InterNotes, Series A (PACCAR Financial Corp.)	S-3	November 20, 2009	4.4	333-163273

		(d)	Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company	S-3	November 18, 2008	4.1	333-155429

		(e)	Forms of Medium-Term Note, Series A	S-3	November 18, 2008	4.2A and 4.2B	333-155429

		(f)	Indenture for Senior Debt Securities dated as of December 19, 2011 between PACCAR Inc and The Bank of New York Mellon Trust Company, N.A.	S-3	December 19, 2011	4.1	333-178607

		(g)	Forms of Medium-Term Note, Series B (Fixed- and Floating-Rate)	S-3	December 19, 2011	4.2A and 4.2B	333-178607

PACCAR Inc – Form 10-Q

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(h)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. and PACCAR Financial PLC	10-Q	November 5, 2009	4(f)	001-14817

	(i)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors	10-K	February 27, 2009	10(d)	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement For Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(g)	Amendment to Compensatory Arrangement with Non-employee Directors	10-K	February 29, 2012	10(g)	001-14817

	(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	DEF14A	March 10, 2011	Appendix B	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan	DEF14A	March 10, 2011	Appendix A	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(j)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

(k)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	8-K	February 5, 2007	99.1	001-14817

(l)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement	10-K	February 26, 2010	10(m)	001-14817

(m)	PACCAR Inc Long Term Incentive Plan, Alternate Form of Restricted Stock Award Agreement	10-K	March 1, 2011	10(n)	001-14817

(n)	PACCAR Inc Long Term Incentive Plan, 2008 Form of Share Match Restricted Stock Award Agreement	8-K	February 5, 2008	99.1	001-14817

(o)	PACCAR Inc Long Term Incentive Plan, 2011 Form of Share Match Restricted Stock Award Agreement.	10-K	March 1, 2011	10(p)	001-14817

(p)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective January 1, 2009	10-K	March 1, 2011	10(r)	001-14817

(q)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities	8-K	May 16, 2007	10.1	001-14817

(r)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	10-Q	October 27, 2008	10(o)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(12)	Statements Re: Computation of Ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six month periods ended June 30, 2012 and 2011*

(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2007 - 2011	10-K	February 29, 2012	12(a)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith