Form 10-Q
period 2012-09-30
PACCAR INC
filed 2012-11-07
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Common Stock, $1 par value — 353,030,892 shares as of October 31, 2012

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
TRUCK AND OTHER:
Net sales and revenues	$3,546.7	$3,993.0	$12,252.5	$10,738.3
Cost of sales and revenues	3,108.5	3,484.0	10,660.9	9,347.4
Research and development	66.8	70.0	212.9	215.9
Selling, general and administrative	113.9	113.1	362.2	331.6
Interest and other expense (income), net	.3	4.0	(.2)	7.1

	3,289.5	3,671.1	11,235.8	9,902.0

Truck and Other Income Before Income Taxes	257.2	321.9	1,016.7	836.3
FINANCIAL SERVICES:
Interest and fees	115.5	106.5	336.9	313.4
Operating lease, rental and other income	158.0	157.6	464.1	449.7

Revenues	273.5	264.1	801.0	763.1
Interest and other borrowing expenses	40.6	44.6	118.4	137.2
Depreciation and other expense	127.2	123.0	367.5	352.9
Selling, general and administrative	22.6	24.0	70.8	71.8
Provision for losses on receivables	2.7	10.7	15.2	32.2

	193.1	202.3	571.9	594.1

Financial Services Income Before Income Taxes	80.4	61.8	229.1	169.0
Investment income	7.8	11.0	24.9	28.9

Total Income Before Income Taxes	345.4	394.7	1,270.7	1,034.2
Income taxes	111.8	113.1	412.6	319.6

Net Income	$233.6	$281.6	$858.1	$714.6

Net Income Per Share:
Basic	$.66	$.78	$2.41	$1.96
Diluted	$.66	$.77	$2.41	$1.95

Weighted Average Common Shares Outstanding:
Basic	353.7	363.3	355.5	365.0
Diluted	354.3	364.2	356.3	366.2

Dividends declared per share	$.20	$.18	$.58	$.42

Comprehensive Income	$308.9	$11.2	$916.5	$642.3

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	September 30 2012	December 31 2011*
	(Unaudited)
ASSETS
TRUCK AND OTHER:
Current Assets
Cash and cash equivalents	$1,685.0	$1,990.6
Trade and other receivables, net	1,003.6	977.8
Marketable debt securities	955.9	910.1
Inventories, net	915.6	710.4
Other current assets	333.2	249.1

Total Truck and Other Current Assets	4,893.3	4,838.0

Equipment on operating leases, net	808.2	679.1
Property, plant and equipment, net	2,182.2	1,973.3
Other noncurrent assets, net	241.3	280.9

Total Truck and Other Assets	8,125.0	7,771.3

FINANCIAL SERVICES:
Cash and cash equivalents	65.5	116.1
Finance and other receivables, net	8,133.0	7,259.7
Equipment on operating leases, net	1,932.1	1,710.7
Other assets	436.9	314.9

Total Financial Services Assets	10,567.5	9,401.4

	$18,692.5	$17,172.7

*	The December 31, 2011 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	September 30 2012	December 31 2011*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
TRUCK AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,479.7	$2,377.4
Dividend payable	70.6	250.3

Total Truck and Other Current Liabilities	2,550.3	2,627.7

Long-term debt	150.0	150.0
Residual value guarantees and deferred revenues	850.2	712.0
Other liabilities	531.2	507.0

Total Truck and Other Liabilities	4,081.7	3,996.7

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	319.0	363.4
Commercial paper and bank loans	3,371.3	3,909.9
Term notes	4,143.0	2,595.5
Deferred taxes and other liabilities	915.4	942.8

Total Financial Services Liabilities	8,748.7	7,811.6

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 1.2 billion shares, issued 357.2 and 356.8 million shares	357.2	356.8
Additional paid-in capital	71.8	52.1
Treasury stock, at cost - 4.2 million and nil shares	(162.1)
Retained earnings	5,755.8	5,174.5
Accumulated other comprehensive loss	(160.6)	(219.0)

Total Stockholders’ Equity	5,862.1	5,364.4

	$18,692.5	$17,172.7

*	The December 31, 2011 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

Nine Months Ended September 30	2012	2011
OPERATING ACTIVITIES:
Net income	$858.1	$714.6
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	144.6	146.4
Equipment on operating leases and other	377.8	359.3
Provision for losses on financial services receivables	15.2	32.2
Other, net	58.1	24.8
Pension contributions	(93.7)	(12.9)
Change in operating assets and liabilities:
Trade and other receivables	(27.6)	(419.1)
Wholesale receivables on new trucks	(177.6)	(429.1)
Sales-type finance leases and dealer direct loans on new trucks	(112.1)	(18.6)
Inventories	(201.0)	(197.7)
Accounts payable and accrued expenses	13.9	663.4
Income taxes, warranty and other	60.9	288.0

Net Cash Provided by Operating Activities	916.6	1,151.3
INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(2,332.3)	(1,862.1)
Collections on retail loans and direct financing leases	1,773.8	1,560.1
Marketable securities purchases	(498.5)	(1,424.9)
Marketable securities sales and maturities	445.8	951.8
Payments for property, plant and equipment	(334.6)	(214.7)
Acquisition of equipment for operating leases	(962.7)	(1,013.6)
Proceeds from asset disposals	251.2	247.6
Other, net	(4.9)	(29.5)

Net Cash Used in Investing Activities	(1,662.2)	(1,785.3)
FINANCING ACTIVITIES:
Cash dividends paid	(455.9)	(153.1)
Purchase of treasury stock	(162.1)	(250.2)
Stock compensation transactions	7.4	4.4
Net (decrease) increase in commercial paper and short-term bank loans	(557.9)	989.8
Proceeds from long-term debt	1,951.1	1,065.5
Payments of long-term debt	(402.6)	(1,144.1)

Net Cash Provided by Financing Activities	380.0	512.3
Effect of exchange rate changes on cash	9.4	(39.5)

Net Decrease in Cash and Cash Equivalents	(356.2)	(161.2)
Cash and cash equivalents at beginning of period	2,106.7	2,040.8

Cash and cash equivalents at end of period	$1,750.5	$1,879.6

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2011.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Additional shares	689,000	876,000	746,000	1,211,000
Antidilutive options	2,497,000	1,697,000	2,561,000	770,000

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

The Company evaluates its investment in marketable debt securities at the end of each reporting period to determine if a decline in fair value is other than temporary. Realized losses are recognized upon management’s determination that a decline in fair value is other than temporary. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions regarding the amount and timing of recovery. The Company reviews and evaluates its investments at least quarterly to identify investments that have indications of other-than-temporary impairments. It is reasonably possible that a change in estimate could occur in the near term relating to other-than-temporary impairment. Accordingly, the Company considers several factors when evaluating debt securities for other-than-temporary impairment, including whether the decline in fair value of the security is due to increased default risk for the specific issuer or market interest rate risk.

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

Marketable debt securities at September 30, 2012 and December 31, 2011 consisted of the following:

At September 30, 2012	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$299.7	$2.6		$302.3
U.S. corporate securities	27.9	.3		28.2
U.S. government and agency securities	1.2			1.2
Non-U.S. government securities	386.1	7.4		393.5
Non-U.S. corporate securities	150.3	1.1		151.4
Other debt securities	78.6	.7		79.3

	$943.8	$12.1		$955.9

At December 31, 2011	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$291.9	$2.6	$.1	$294.4
U.S. corporate securities	27.4	.3	.2	27.5
U.S. government and agency securities	1.9			1.9
Non-U.S. government securities	361.2	6.0	.1	367.1
Non-U.S. corporate securities	148.0	.5	.2	148.3
Other debt securities	70.3	.6		70.9

	$900.7	$10.0	$.6	$910.1

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. The proceeds from sales and maturities of marketable securities for the nine months ended September 30, 2012 were $445.8. Gross realized gains were $1.9 and $2.2 and gross realized losses were $.1 and $.6 for the nine months ended September 30, 2012 and 2011, respectively.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The fair value of marketable debt securities that have been in an unrealized loss position for 12 months or greater at September 30, 2012 was $2.6 and the associated unrealized loss was $.01. At September 30, 2011, there were no marketable debt securities in an unrealized loss position for greater than 12 months.

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

Contractual maturities on marketable debt securities at September 30, 2012 were as follows:

Maturities:	AMORTIZED COST	FAIR VALUE
Within one year	$326.6	$328.3
One to five years	615.7	626.1
Six to ten years	.2	.2
More than ten years	1.3	1.3

	$943.8	$955.9

Marketable debt securities included $1.3 and $7.1 of variable rate demand obligations (VRDOs) at September 30, 2012 and December 31, 2011, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically.

NOTE C - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last-in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	September 30 2012	December 31 2011
Finished products	$486.3	$436.2
Work in process and raw materials	597.6	439.6

	1,083.9	875.8
Less LIFO reserve	(168.3)	(165.4)

	$915.6	$710.4

Under the LIFO method of accounting (used for approximately 47% of September 30, 2012 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D - Finance and Other Receivables

Finance and other receivables include the following:

	September 30 2012	December 31 2011
Loans	$3,554.8	$3,114.8
Retail direct financing leases	2,401.7	2,187.8
Sales-type finance leases	857.9	795.8
Dealer wholesale financing	1,702.4	1,517.1
Accrued rents and other trade receivables	111.5	111.0
Unearned interest on finance leases	(356.2)	(327.8)

	8,272.1	7,398.7
Less allowance for losses:
Loans and leases	(120.6)	(118.5)
Dealer wholesale financing	(12.4)	(11.7)
Accrued rents and other trade receivables	(6.1)	(8.8)

	$8,133.0	$7,259.7

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, there were no finance receivables more than 90 days past due still accruing interest at September 30, 2012 or December 31, 2011. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified), or after the customer has made scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is impaired or on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

The Company modifies loans and finance leases as a normal part of its Financial Services operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification.

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

On average, modifications extended contractual terms by approximately eight months in 2012 and nine months in 2011 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at September 30, 2012 and December 31, 2011.

The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and direct and sales-type finance leases, net of unearned interest. The wholesale segment consists of wholesale financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires monthly reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases, obtains personal guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest generally over 36 to 60 months and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

The Company individually evaluates certain finance receivables for impairment. Finance receivables which are evaluated individually for impairment consist of all wholesale accounts and certain large retail accounts with past due balances or otherwise determined to be at a higher risk of loss. A finance receivable is impaired if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled. In addition, all retail loans and leases which have been classified as TDRs and all customer accounts over 90 days past due are considered impaired. All impaired accounts are on non-accrual status.

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

In determining the fair value of the collateral, the Company uses a pricing model and categorizes the fair value as Level 2 in the hierarchy of fair value measurement. The pricing model is reviewed quarterly and updated as appropriate. The pricing model considers the make, model and year of the equipment as well as recent sales prices of comparable equipment through wholesale channels to the Company’s dealers (principal market). The fair value of the collateral also considers the overall condition of the equipment.

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

The allowance for credit losses is summarized as follows:

	2012
	WHOLESALE	RETAIL	OTHER*	TOTAL
Balance at January 1	$11.7	$118.5	$8.8	$139.0
Provision for losses	2.3	10.5	2.4	15.2
Charge-offs		(17.1)	(4.8)	(21.9)
Recoveries	.1	4.6	.3	5.0
Currency translation and other	(1.7)	4.1	(.6)	1.8

Balance at September 30	$12.4	$120.6	$6.1	$139.1

	2011
	WHOLESALE	RETAIL	OTHER*	TOTAL
Balance at January 1	$7.5	$131.5	$6.0	$145.0
Provision for losses	4.4	17.1	10.7	32.2
Charge-offs	(1.0)	(29.6)	(8.7)	(39.3)
Recoveries		7.0	.8	7.8
Currency translation	(.1)	(2.9)	.7	(2.3)

Balance at September 30	$10.8	$123.1	$9.5	$143.4

*	Accrued rents and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

At September 30, 2012	WHOLESALE	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$3.3	$82.9	$86.2
Allowance for impaired finance receivables determined individually	$2.2	$19.3	$21.5
Recorded investment for finance receivables evaluated collectively	$1,699.1	$6,375.3	$8,074.4
Allowance for finance receivables determined collectively	$10.2	$101.3	$111.5

At December 31, 2011	WHOLESALE	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$18.4	$96.0	$114.4
Allowance for impaired finance receivables determined individually	$2.2	$25.7	$27.9
Recorded investment for finance receivables evaluated collectively	$1,498.7	$5,674.6	$7,173.3
Allowance for finance receivables determined collectively	$9.5	$92.8	$102.3

The recorded investment for finance receivables that are on non-accrual status in the wholesale segment and the fleet and owner/operator portfolio classes (as defined in impaired loans below) as of September 30, 2012 was $2.9, $57.4 and $12.8, respectively, and as of December 31, 2011 was $18.4, $63.9 and $17.6, respectively.

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

Substantially all impaired loans have a specific reserve and are summarized below. The impaired loans with specific reserve represent the unpaid principal loan balance.

At September 30, 2012	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Impaired loans with specific reserve	$3.3	$42.4	$8.3	$54.0
Associated allowance	(2.2)	(8.5)	(1.7)	(12.4)

Net carrying amount of impaired loans	$1.1	$33.9	$6.6	$41.6

Average recorded investment*	$12.9	$23.6	$10.2	$46.7

At December 31, 2011	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Impaired loans with specific reserve	$18.4	$27.9	$11.5	$57.8
Associated allowance	(2.2)	(6.0)	(2.6)	(10.8)

Net carrying amount of impaired loans	$16.2	$21.9	$8.9	$47.0

Average recorded investment*	$11.7	$30.9	$15.1	$57.7

*	Represents the average during the 12 months ended September 30, 2012 and 2011.

During the period the loans above were considered impaired, all interest income recognized was recorded on a cash basis:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Interest income recognized:
Wholesale			$.1	$.3
Fleet	$.2	$.3	.9	1.2
Owner / Operator	.2	.2	.6	.7

	$.4	$.5	$1.6	$2.2

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

The Company has three credit quality indicators: performing, watch and at-risk. Performing accounts pay in accordance with the contractual terms and are not considered high risk. Watch accounts include accounts 31 to 90 days past due and large accounts that are performing but are considered to be high-risk. Watch accounts are not impaired. At-risk accounts are accounts that are impaired, including TDRs, accounts over 90 days past-due and other accounts on non-accrual status. The Company uses historical data and known trends to estimate default rates for each credit quality indicator. The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

At September 30, 2012	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Performing	$1,663.8	$4,984.4	$1,355.9	$8,004.1
Watch	35.3	21.9	13.1	70.3
At-risk	3.3	68.8	14.1	86.2

	$1,702.4	$5,075.1	$1,383.1	$8,160.6

At December 31, 2011	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Performing	$1,451.9	$4,262.8	$1,361.0	$7,075.7
Watch	46.7	37.2	13.7	97.6
At-risk	18.4	76.5	19.5	114.4

	$1,517.0	$4,376.5	$1,394.2	$7,287.7

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

At September 30, 2012	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Current and up to 30 days past due	$1,697.3	$5,037.5	$1,359.4	$8,094.2
31 – 60 days past due	1.3	7.2	10.7	19.2
Greater than 60 days past due	3.8	30.4	13.0	47.2

	$1,702.4	$5,075.1	$1,383.1	$8,160.6

At December 31, 2011	WHOLESALE	FLEET	OWNER / OPERATOR	TOTAL
Current and up to 30 days past due	$1,490.0	$4,321.8	$1,365.2	$7,177.0
31 – 60 days past due	9.1	8.7	11.9	29.7
Greater than 60 days past due	17.9	46.0	17.1	81.0

	$1,517.0	$4,376.5	$1,394.2	$7,287.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Troubled Debt Restructurings

For the three and nine months ended September 30, 2012, the decrease in the recorded investment for loans and leases modified as TDRs was $.8 and $1.5, respectively, resulting in post-modification recorded investment of $14.5 and $45.9, respectively. At modification date, the pre-modification and post-modification recorded investment balances by portfolio class are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Recorded Investment		Recorded Investment
	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification
Fleet	$14.7	$13.9	$45.3	$43.8
Owner / Operator	.6	.6	2.1	2.1

	$15.3	$14.5	$47.4	$45.9

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Recorded Investment		Recorded Investment
	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification
Fleet	$3.4	$3.4	$24.5	$24.3
Owner / Operator	.7	.7	5.2	5.2

	$4.1	$4.1	$29.7	$29.5

The balance of TDRs was $44.0 at September 30, 2012 and $26.0 at December 31, 2011.

The recorded investment in finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past-due) in the nine months ended September 30, 2012 was $7.7 and $.5 for fleet and owner/operator, respectively. Included in the $7.7 of fleet redefaults is $4.8 from one customer, for which the Company had a specific reserve of $1.8 as of September 30, 2012. The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at September 30, 2012.

Repossessions

When the Company determines that a past-due customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating lease. The Company records the repossessed vehicles as used truck inventory which is included in Financial Services other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at September 30, 2012 and December 31, 2011 was $10.8 and $16.0, respectively. Proceeds from the sales of repossessed assets were $48.7 and $65.7 for the nine months ended September 30, 2012 and 2011, respectively. These amounts are included in proceeds from asset disposals on the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expense on the Consolidated Statements of Comprehensive Income.

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

Changes in product support liabilities are summarized as follows:

	2012	2011
Balance at January 1	$448.7	$372.2
Cost accruals and revenue deferrals	234.6	219.1
Payments and revenue recognized	(168.0)	(161.3)
Currency translation	1.2	(1.2)

Balance at September 30	$516.5	$428.8

NOTE F - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income, net of any related tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net income	$233.6	$281.6	$858.1	$714.6
Other comprehensive income:
Currency translation gains (losses)	73.9	(267.0)	46.6	(82.3)
Derivative contracts decrease	(2.4)	(15.2)	(6.9)	(6.8)
Marketable securities increase	.8	2.5	2.7	4.2
Employee benefit plans increase	3.0	9.3	16.0	12.6

Net other comprehensive income (loss)	75.3	(270.4)	58.4	(72.3)

Comprehensive income	$308.9	$11.2	$916.5	$642.3

In the three and nine months ended September 30, 2012 and 2011, currency translation losses are primarily due to changes in the value of the euro compared to the U.S. dollar.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following:

	September 30	December 31
	2012	2011
Currency translation adjustment	$321.1	$274.5
Net unrealized loss on derivative contracts	(28.9)	(22.0)
Net unrealized gain on investments	9.3	6.6
Employee benefit plans	(462.1)	(478.1)

Total accumulated other comprehensive loss	$(160.6)	$(219.0)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Stock Compensation Plans

Stock-based compensation expense was $2.6 and $11.0 for the three and nine months ended September 30, 2012, respectively, and $2.6 and $11.1 for the three and nine months ended September 30, 2011, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to nil and $.8 for the three and nine months ended September 30, 2012, respectively, and nil and $.7 for the three and nine months ended September 30, 2011, respectively, and have been classified as a financing cash flow.

During the first three quarters of 2012, the Company issued 447,002 common shares under deferred and stock compensation arrangements.

NOTE G - Income Taxes

The effective income tax rate in the third quarter of 2012 was 32.4% an increase from 28.7% in the third quarter of 2011 due to a higher mix of foreign income in jurisdictions with higher tax rates. For the first nine months of 2012, the effective income tax rate was 32.5% an increase from 30.9% in the first nine months of 2011. The higher tax rate in the first nine months of 2012 primarily reflects an increased proportion of domestic income.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE H - Segment Information

The Company operates in two reportable segments, Truck and Financial Services.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net sales and revenues:
Truck
Total	$3,662.5	$4,145.1	$12,694.6	$11,275.5
Less intersegment	(152.5)	(183.9)	(559.9)	(621.8)

External customers	3,510.0	3,961.2	12,134.7	10,653.7
All other	36.7	31.8	117.8	84.6

	3,546.7	3,993.0	12,252.5	10,738.3
Financial Services	273.5	264.1	801.0	763.1

	$3,820.2	$4,257.1	$13,053.5	$11,501.4

Income (loss) before income taxes:
Truck	$258.9	$324.3	$1,022.8	$855.3
All other	(1.7)	(2.4)	(6.1)	(19.0)

	257.2	321.9	1,016.7	836.3
Financial Services	80.4	61.8	229.1	169.0
Investment income	7.8	11.0	24.9	28.9

	$345.4	$394.7	$1,270.7	$1,034.2

Depreciation and amortization:
Truck	$76.5	$78.8	$237.9	$236.3
All other	2.6	2.7	7.7	7.2

	79.1	81.5	245.6	243.5
Financial Services	97.1	92.8	276.8	262.2

	$176.2	$174.3	$522.4	$505.7

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

The Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same master netting agreements. The Company is not required to post or receive collateral under these agreements. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at September 30, 2012.

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

Interest-Rate Contracts: The Company enters into various interest-rate contracts, including interest-rate swaps and cross currency interest-rate swaps. Interest-rate swaps involve the exchange of fixed for floating rate or floating for fixed rate interest payments based on the contractual notional amounts in a single currency. Cross currency interest-rate swaps involve the exchange of notional amounts and interest payments in different currencies. The Company is exposed to interest-rate and exchange-rate risk caused by market volatility as a result of its borrowing activities. The objective of these contracts is to mitigate the fluctuations on earnings, cash flows and fair value of borrowings. Net amounts paid or received are reflected as adjustments to interest expense.

At September 30, 2012, the notional amount of the Company’s interest-rate contracts was $3,135.6. Notional maturities for all interest-rate contracts are $56.8 for the remainder of 2012, $716.9 for 2013, $1,342.8 for 2014, $775.4 for 2015, $39.3 for 2016 and $204.4 thereafter. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At September 30, 2012, the notional amount of the outstanding foreign-exchange contracts was $188.1. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classifications and fair value of derivative financial instruments designated under hedge accounting:

	September 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$2.0		$1.4
Deferred taxes and other liabilities		$113.5		$107.6
Foreign-exchange contracts:
Truck and Other:
Other current assets	.6		.1
Accounts payable, accrued expenses and other		.1		2.1

Total	$2.6	$113.6	$1.5	$109.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classifications and fair value of derivative financial instruments designated as economic hedges:

	September 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Economic hedges:
Interest-rate contracts:
Financial Services:
Other assets			$.8
Deferred taxes and other liabilities		$1.1		$.4
Foreign-exchange contracts:
Truck and Other:
Other current assets	$.3		.1
Accounts payable, accrued expenses and other		.4		.3
Financial Services:
Deferred taxes and other liabilities				.1

Total	$.3	$1.5	$.9	$.8

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Interest-rate swaps	$(2.4)	$(5.2)	$(4.0)	$(4.7)
Term notes	$3.2	$4.9	$4.7	$4.2

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent such hedges are considered effective. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 5.7 years.

Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to cost of sales or to Financial Services interest expense, consistent with the hedged transaction. The ineffective portions were a gain of $.2 and a loss of $.1 during the third quarter of 2012 and 2011, respectively, and were gains of $.4 and $.7 during the first nine months of 2012 and 2011, respectively.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income (OCI):

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Interest-rate	Foreign-exchange	Interest-rate	Foreign-exchange
	Contracts	Contracts	Contracts	Contracts
Loss recognized in OCI:
Truck and Other		$1.3		$2.2
Financial Services	$5.7		$29.4

	$5.7	$1.3	$29.4	$2.2

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Loss (gain) recognized in OCI:
Truck and Other		$1.8		$(5.9)
Financial Services	$2.6		$31.2

	$2.6	$1.8	$31.2	$(5.9)

Expense reclassified from accumulated OCI into income:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Interest-rate	Foreign-exchange	Interest-rate	Foreign-exchange
	Contracts	Contracts	Contracts	Contracts
Truck and Other:
Cost of sales and revenues		$1.6		$4.3
Interest and other expense, net		.4		.4
Financial Services:
Interest and other borrowing expenses	$1.6		$17.7

	$1.6	$2.0	$17.7	$4.7

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Truck and Other:
Cost of sales and revenues		$(.7)		$(3.3)
Financial Services:
Interest and other borrowing expenses	$(16.3)		$20.2

	$(16.3)	$(.7)	$20.2	$(3.3)

The amount of loss recorded in accumulated OCI at September 30, 2012 that is estimated to be reclassified to interest expense or cost of sales in the following 12 months if interest rates and exchange rates remain unchanged is approximately $36.8, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

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

The (income) expense recognized in earnings related to economic hedges is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Interest- rate	Foreign- exchange	Interest- rate	Foreign- exchange
	Contracts	Contracts	Contracts	Contracts
Truck and Other:
Cost of sales and revenues				$(.3)
Interest and other expense, net		$2.0		(.4)
Financial Services:
Interest and other borrowing (income) expenses	$1.6	(.5)	$1.5	.6

	$1.6	$1.5	$1.5	$(.1)

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Truck and Other:
Cost of sales and revenues		$.1		$.1
Interest and other (income) expense, net		(.3)		(.3)
Financial Services:
Interest and other borrowing income	$(5.0)	(.5)	$(5.0)	$(1.6)

	$(5.0)	$(.7)	$(5.0)	$(1.8)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2012. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At September 30, 2012	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$302.3	$302.3
U.S. corporate securities		28.2	28.2
U.S. government and agency securities	$.5	.7	1.2
Non-U.S. government securities		393.5	393.5
Non-U.S. corporate securities		151.4	151.4
Other debt securities		79.3	79.3

Total marketable debt securities	$.5	$955.4	$955.9

Derivatives
Interest-rate swaps		$1.1	$1.1
Cross currency swaps		.9	.9
Foreign-exchange contracts		.9	.9

Total derivative assets		$2.9	$2.9

Liabilities:
Derivatives
Cross currency swaps		$76.1	$76.1
Interest-rate swaps		38.5	38.5
Foreign-exchange contracts		.5	.5

Total derivative liabilities		$115.1	$115.1

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2011	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$294.4	$294.4
U.S. corporate securities		27.5	27.5
U.S. government and agency securities	$1.9		1.9
Non-U.S. government securities		367.1	367.1
Non-U.S. corporate securities		148.3	148.3
Other debt securities		70.9	70.9

Total marketable debt securities	$1.9	$908.2	$910.1

Derivatives
Interest-rate swaps		$1.4	$1.4
Cross currency swaps		.8	.8
Foreign-exchange contracts		.2	.2

Total derivative assets		$2.4	$2.4

Liabilities:
Derivatives
Cross currency swaps		$74.7	$74.7
Interest-rate swaps		33.3	33.3
Foreign-exchange contracts		2.5	2.5

Total derivative liabilities		$110.5	$110.5

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

Debt: The carrying amounts of financial services commercial paper, variable-rate bank loans and variable-rate term notes approximate fair value. For fixed-rate debt, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable debt.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The Company’s estimate of fair value for fixed-rate loans and debt that are not carried at fair value at September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012		December 31, 2011
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Assets:
Financial Services fixed-rate loans	$3,190.6	$3,243.7	$2,740.1	$2,776.1
Liabilities:
Truck and Other fixed-rate debt	$150.0	$165.1	$150.0	$167.6
Financial Services fixed-rate debt	$3,271.1	$3,343.4	$1,958.6	$2,021.1

NOTE K - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Service cost	$16.0	$11.9	$48.0	$34.6
Interest on projected benefit obligation	20.3	21.0	61.0	61.8
Expected return on assets	(27.6)	(26.5)	(82.8)	(79.1)
Amortization of prior service costs	.3	.3	1.1	1.0
Recognized actuarial loss	10.8	4.5	32.4	17.7

Net pension expense	$19.8	$11.2	$59.7	$36.0

During the three and nine months ended September 30, 2012, the Company contributed $8.3 and $93.7 to its pension plans, respectively, and $6.1 and $12.9 for the three and nine months ended September 30, 2011, respectively.

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

Consolidated net sales and revenues in the third quarter of 2012 were $3.82 billion compared to $4.26 billion in the third quarter of 2011. The decrease in the third quarter of 2012 resulted from lower truck unit sales in Europe and the U.S. and Canada, reflecting lower industry truck orders. Third quarter truck unit sales were 31,100 units compared to 35,500 units in the same period in 2011. For the first nine months of 2012, consolidated net sales and revenues were $13.05 billion compared to $11.50 billion for the same period in 2011. For the first nine months of 2012 truck unit sales increased to 108,700 units from 97,100 units in the same period in 2011, primarily due to higher industry retail sales in the U.S. and Canada and record heavy duty truck market share in the U.S. and Canada, and Europe.

Third quarter 2012 net income was $233.6 million ($.66 per diluted share) compared to $281.6 million ($.77 per diluted share) in the third quarter of 2011. The third quarter 2012 results reflect lower sales in the Truck segment compared to the same period in 2011, partially offset by record Financial Services segment results. For the first nine months of 2012, net income was $858.1 million ($2.41 per diluted share) compared to $714.6 million ($1.95 per diluted share) in the first nine months of 2011. The increase in the first nine months of 2012 was primarily due to higher sales in the Truck segment and record Financial Services segment results from higher finance margin and a lower provision for losses on receivables.

The third quarter and first nine months of 2012 consolidated net sales and revenues were negatively affected by the translation of weaker foreign currencies primarily due to the euro. The translation effect decreased net sales and revenues by $122.9 million and $302.6 million for the third quarter of 2012 and the first nine months of 2012, respectively. The effect of weaker foreign currencies on income before income taxes for the third quarter and first nine months of 2012 was not significant.

During September 2012, the Company introduced the new DAF XF Euro 6 truck at the IAA truck show in Hannover, Germany. The new truck is powered by the PACCAR MX-13 Euro 6 engine and is the result of a multi-year design and development program. Production of the new truck will begin in 2013.

Truck Outlook

Industry retail sales in the U.S. and Canada in 2012 are expected to be 210,000-220,000 units compared to 197,000 in 2011. Estimates for U.S. and Canada industry Class 8 retail sales for 2013 are in the range of 210,000-240,000 units, driven primarily by ongoing replacement of the aging fleet. In Europe, 2012 industry sales for over 16-tonne vehicles are expected to be 215,000-225,000 units, lower than the 241,000 trucks in 2011, reflecting economic uncertainty in the Eurozone. Industry sales for over 16-tonne vehicles for 2013 are estimated in the range of 210,000-250,000 units as some customers may purchase Euro 5 vehicles ahead of the introduction of the Euro 6 emission requirement in 2014.

Capital investments in 2012 are expected to be $475 to $525 million. Capital investments in 2013 are expected to be $400 to $500 million, focused on the completion of a truck factory in Brasil and the development of products and services worldwide. Research and development (R&D) in 2012 is expected to be $280 to $290 million and for 2013 to be $275 to $325 million, focused on comprehensive product development programs and enhanced manufacturing operating efficiency.

PACCAR Inc – Form 10-Q

Financial Services Outlook

Average earning assets in the fourth quarter of 2012 are expected to increase modestly from current levels. For 2013, average earning assets may grow approximately 5-10% as increased new business financing from slightly higher truck sales exceeds portfolio runoff. The Company’s customers are benefiting from the current levels of freight tonnage, freight rates and fleet utilization that are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to slowing economic conditions, past-due accounts, truck repossessions and net charge-offs could increase from current low levels.

See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect the Truck and Financial Services outlook.

RESULTS OF OPERATIONS:

($ in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net sales and revenues:
Truck	$3,510.0	$3,961.2	$12,134.7	$10,653.7
Other	36.7	31.8	117.8	84.6

Truck and other	3,546.7	3,993.0	12,252.5	10,738.3
Financial Services	273.5	264.1	801.0	763.1

	$3,820.2	$4,257.1	$13,053.5	$11,501.4

Income (loss) before taxes:
Truck	$258.9	$324.3	$1,022.8	$855.3
Other	(1.7)	(2.4)	(6.1)	(19.0)

Truck and Other	257.2	321.9	1,016.7	836.3
Financial Services	80.4	61.8	229.1	169.0
Investment income	7.8	11.0	24.9	28.9
Income taxes	(111.8)	(113.1)	(412.6)	(319.6)

Net income	$233.6	$281.6	$858.1	$714.6

Diluted earnings per share	$.66	$.77	$2.41	$1.95

Return on Revenues	6.1%	6.6%	6.6%	6.2%

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

PACCAR Inc – Form 10-Q

2012 Compared to 2011:

Truck

The Company’s Truck segment accounted for 92% and 93% of revenues in the third quarter and first nine months of 2012 compared to 93% in both the third quarter and first nine months of 2011.

($ in millions)	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	% Change	2012	2011	% Change
Truck net sales and revenues:
U.S. and Canada	$1,820.0	$2,191.6	(17)	$7,017.7	$5,560.1	26
Europe	930.4	1,185.8	(22)	2,954.1	3,529.8	(16)
Mexico, South America, Australia and other	759.6	583.8	30	2,162.9	1,563.8	38

	$3,510.0	$3,961.2	(11)	$12,134.7	$10,653.7	14

Truck income before income taxes	$258.9	$324.3	(20)	$1,022.8	$855.3	20

The Company’s worldwide truck and parts sales and revenues decreased in the third quarter of 2012 compared to the same period in 2011 due to lower truck deliveries from lower demand in U.S. and Canada, and Europe, partially offset by increased truck demand in Mexico, South America, Australia and other markets. The decrease in Truck segment income before income taxes for the third quarter of 2012 reflects the lower truck deliveries.

In the first nine months of 2012, the Company’s worldwide truck and parts sales and revenues increased compared to the same period in 2011 due to higher market demand in all markets except Europe. The increase in Truck segment income before income taxes for the first nine months of 2012 was due to higher truck unit sales, truck unit margins and aftermarket parts sales, partially offset by an increase in selling, general and administrative (SG&A) expenses to support a higher level of business activity.

The effect of foreign currencies on Truck income before income taxes in the third quarter and first nine months of 2012 was not significant.

The Company’s new truck deliveries are summarized below:

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	% Change	2012	2011	% Change
United States	12,200	15,600	(22)	49,000	40,100	22
Canada	2,100	3,100	(32)	8,800	7,900	11

U.S. and Canada	14,300	18,700	(24)	57,800	48,000	20
Europe	10,200	11,800	(14)	32,200	35,100	(8)
Mexico, South America, Australia and other	6,600	5,000	32	18,700	14,000	34

Total units	31,100	35,500	(12)	108,700	97,100	12

The truck markets in the U.S. and Canada, and Europe declined in the third quarter of 2012 compared to 2011 as heightened economic uncertainty has led to reduced demand for new trucks. These lower truck markets were partially offset by stronger truck markets in the third quarter of 2012 compared to 2011 in Mexico, South America, and Australia.

PACCAR Inc – Form 10-Q

In the first nine months of 2012, the U.S. and Canada truck market improved from 2011 from higher freight volumes and the need to replace an aging truck fleet. Industry retail sales in the heavy-duty market in the U.S. and Canada increased to 169,600 units in the first nine months of 2012 compared to 133,900 units in the same period of 2011. The Company’s heavy-duty truck retail market share increased to a record 29.0% in the first nine months of 2012 from 27.7% in the same period of 2011, reflecting higher deliveries to large fleet customers and overall strong demand for the Company’s premium products. The medium-duty market was 48,900 units in the first nine months of 2012 compared to 45,200 units in the same period of 2011. The Company’s medium-duty market share was 14.9% in the first nine months of 2012 compared to 11.4% in the same period of 2011.

The over 16-tonne truck market in Western and Central Europe was 167,900 units in the first nine months of 2012 compared to 180,200 units in the same period of 2011. The Company’s market share was a record 16.0% in the first nine months of 2012, an increase from 15.2% in the same period of 2011. The 6- to 16-tonne market in the first nine months of 2012 was 42,300 units compared to 45,800 units in the same period of 2011. DAF market share in the 6- to 16-tonne market in the first nine months of 2012 was 11.6% compared to 8.4% in the same period of 2011.

Sales and revenues in Mexico, South America, Australia and other markets increased in the third quarter and first nine months of 2012 primarily due to higher new truck deliveries in the Andean region of South America.

The major factors for the change in net sales and revenues, cost of sales and revenues, and gross margin for the three months ended September 30, 2012 are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
Three Months Ended September 30, 2011	$3,961.2	$3,457.6	$503.6
Increase (decrease)
Truck delivery volume	(372.8)	(308.0)	(64.8)
Average truck sales prices	23.4		23.4
Average truck material, labor and other direct costs		32.5	(32.5)
Factory overhead, warehouse and other indirect costs		.3	(.3)
Aftermarket parts volume	(6.1)	(1.5)	(4.6)
Average aftermarket parts sales prices	19.1		19.1
Average aftermarket parts direct costs		10.9	(10.9)
Currency translation	(114.8)	(111.9)	(2.9)

Total decrease	(451.2)	(377.7)	(73.5)

Three Months Ended September 30, 2012	$3,510.0	$3,079.9	$430.1

•

Truck delivery volume reflects lower truck deliveries in the U.S. and Canada, and Europe, partially offset by higher deliveries in Mexico, South America, Australia and other markets. Average truck sales prices increased sales by $23.4 million reflecting increased price realization.

•	Average truck cost increased $32.5 million primarily due to higher material costs.

•

Factory overhead, warehouse and other indirect costs increased $.3 million primarily due to higher salaries and related costs ($4.0 million), partially offset by lower manufacturing supplies and maintenance ($3.3 million).

•

Lower market demand in Europe lowered aftermarket parts volume by $21.2 million and related cost of sales by $11.1 million. This was partially offset by higher market demand in the U.S. and Canada, and Australia that increased aftermarket parts volume by $15.1 million and related cost of sales by $9.6 million.

•	Average aftermarket parts sales prices increased by $19.1 million reflecting improved price realization, primarily in North America.

•	Average aftermarket parts costs increased $10.9 million from higher material costs.

PACCAR Inc – Form 10-Q

•	The currency translation effect on sales and cost of sales primarily reflects a decrease in the value of the euro compared to the U.S. dollar.

The major factors for the change in net sales and revenues, cost of sales and revenues, and gross margin for the nine months ended September 30, 2012 are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
Nine Months Ended September 30, 2011	$10,653.7	$9,275.7	$1,378.0
Increase (decrease)
Truck delivery volume	1,392.8	1,229.5	163.3
Average truck sales prices	247.1		247.1
Average truck material, labor and other direct costs		157.1	(157.1)
Factory overhead, warehouse and other indirect costs		88.3	(88.3)
Aftermarket parts volume	73.1	49.5	23.6
Average aftermarket parts sales prices	51.6		51.6
Average aftermarket parts direct costs		35.7	(35.7)
Currency translation	(283.6)	(265.9)	(17.7)

Total increase	1,481.0	1,294.2	186.8

Nine Months Ended September 30, 2012	$12,134.7	$10,569.9	$1,564.8

•

The higher truck delivery volume primarily reflects improved truck markets and market share in North America. The increased demand for trucks also resulted in higher average truck sales prices which increased sales by $247.1 million.

•	Average truck cost of sales increased $157.1 million primarily due to higher material costs.

•

Factory overhead, warehouse and other indirect costs increased $88.3 million primarily due to higher salaries and related costs ($51.6 million), manufacturing supplies and maintenance ($12.5 million), utilities ($3.1 million) and other overhead costs ($13.1 million) to support higher production levels.

•	Higher market demand, primarily in North America, increased aftermarket parts sales volume by $73.1 million and related cost of sales by $49.5 million.

•	Average aftermarket parts sales prices increased by $51.6 million reflecting improved price realization.

•	Average aftermarket parts costs increased $35.7 million from higher material costs.

•	The currency translation effect on sales and cost of sales primarily reflects a decrease in the value of the euro compared to the U.S. dollar.

PACCAR Inc – Form 10-Q

Net sales and revenues and gross margins for truck units and aftermarket parts are provided below. The aftermarket parts gross margin includes direct revenues and costs, but excludes certain Truck segment costs.

($ in millions)	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	% Change	2012	2011	% Change
Net sales and revenues:
Trucks	$2,859.9	$3,305.7	(13)	$10,138.0	$8,735.4	16
Aftermarket parts	650.1	655.5	(1)	1,996.7	1,918.3	4

	$3,510.0	$3,961.2	(11)	$12,134.7	$10,653.7	14

Gross Margin:
Trucks	$205.8	$276.9	(26)	$873.9	$709.9	23
Aftermarket parts	224.3	226.7	(1)	690.9	668.1	3

	$430.1	$503.6	(15)	$1,564.8	$1,378.0	14

Gross Margin %:
Trucks	7.2%	8.4%		8.6%	8.1%
Aftermarket parts	34.5%	34.6%		34.6%	34.8%

	12.3%	12.7%		12.9%	12.9%

Total Truck segment gross margins for the third quarter of 2012 were 12.3% compared to 12.7% in the same period in 2011. Total Truck segment gross margins for the first nine months of 2012 and 2011 were 12.9%. The lower truck sales gross margins for the third quarter of 2012 resulted from reduced truck deliveries in the U.S. and Canada, and Europe and decreased absorption of fixed costs resulting from lower truck production. The aftermarket parts gross margins in the third quarter and first nine months of 2012 were comparable to 2011.

Truck R&D expenditures in the third quarter and first nine months of 2012 decreased to $66.7 million and $212.6 million from $69.9 million and $215.5 million in the corresponding periods of 2011, respectively. R&D spending in both periods of 2012 reflects continued focus on product development activities, primarily for new truck models and engine development for North America and Europe. Foreign currency, primarily the euro, reduced R&D in the third quarter and first nine months of 2012 by $5.5 million and $12.4 million, respectively.

Truck SG&A of $104.6 million in the third quarter of 2012 was comparable to $105.6 million in the third quarter of 2011. In the first nine months of 2012, SG&A was $330.6 million and $306.2 million in the first nine months of 2011. The higher spending for the first nine months of 2012 is primarily due to higher salaries and personnel related expenses of $19.0 million to support higher levels of business activity.

As a percentage of sales, SG&A increased to 3.0% in the third quarter of 2012 from 2.7% in the third quarter of 2011, reflecting lower sales volumes. For the first nine months of 2012, SG&A as a percentage of sales was 2.7%, down from 2.9% in the first nine months of 2011 due to higher sales volumes and ongoing cost control. Foreign currency, primarily the euro, reduced SG&A in the third quarter and first nine months of 2012 by $5.2 million and $12.5 million, respectively.

PACCAR Inc – Form 10-Q

Financial Services

($ in millions)	Three Months Ended			Nine Months Ended
	September 30			September 30
	2012	2011	% change	2012	2011	% change
New loan and lease volume:
U.S. and Canada	$735.5	$638.0	15	$2,124.1	$1,673.3	27
Europe	202.3	215.7	(6)	646.0	684.5	(6)
Mexico and Australia	224.1	151.9	48	570.5	443.7	29

	$1,161.9	$1,005.6	16	$3,340.6	$2,801.5	19
New loan and lease volume by product:
Loans and finance leases	$902.2	$783.5	15	$2,621.1	$2,060.6	27
Equipment on operating leases	259.7	222.1	17	719.5	740.9	(3)

	$1,161.9	$1,005.6	16	$3,340.6	$2,801.5	19
New loan and lease unit volume:
Loans and finance leases	8,970	8,750	3	25,940	24,000	8
Equipment on operating leases	2,600	2,290	14	6,830	7,450	(8)

	11,570	11,040	5	32,770	31,450	4
Average earning assets:
U.S. and Canada	$6,149.6	$4,710.8	31	$5,791.4	$4,443.0	30
Europe	2,197.7	2,268.8	(3)	2,263.8	2,184.4	4
Mexico and Australia	1,613.7	1,459.7	11	1,510.1	1,452.4	4

	$9,961.0	$8,439.3	18	$9,565.3	$8,079.8	18
Average earning assets by product:
Loans and finance leases	$6,323.0	$5,342.7	18	$6,080.5	$5,229.8	16
Dealer wholesale financing	1,640.4	1,228.5	34	1,585.0	1,125.8	41
Equipment on lease and other	1,997.6	1,868.1	7	1,899.8	1,724.2	10

	$9,961.0	$8,439.3	18	$9,565.3	$8,079.8	18
Revenue:
U.S. and Canada	$149.5	$131.1	14	$427.9	$374.9	14
Europe	67.2	79.9	(16)	210.1	232.5	(10)
Mexico and Australia	56.8	53.1	7	163.0	155.7	5

	$273.5	$264.1	4	$801.0	$763.1	5
Revenue by product:
Loans and finance leases	$100.2	$94.4	6	$290.3	$279.0	4
Dealer wholesale financing	15.3	12.1	26	46.6	34.4	35
Equipment on lease and other	158.0	157.6		464.1	449.7	3

	$273.5	$264.1	4	$801.0	$763.1	5

Income before income taxes	$80.4	$61.8	30	$229.1	$169.0	36

In the third quarter of 2012, new loan and lease volume increased 16% to $1.16 billion compared to the third quarter of 2011. The increase reflects higher finance market share of new PACCAR truck sales and a higher average amount financed per unit, partially offset by lower new PACCAR truck sales. In the third quarter of 2012, PFS market share on new PACCAR trucks increased to 33.1% compared to 29.1% in the same period of 2011 from higher market share in all markets except Mexico. In the first nine months of 2012, new loan and lease volume increased 19% to $3.34 billion compared to the first nine months of 2011. The increase reflects higher new PACCAR truck sales and a higher average amount financed per unit. In the first nine months of 2012, finance market share of 29.8% decreased slightly compared to the 30.2% finance market share in the same period in 2011, primarily due to lower market share in the U.S. and Canada.

The increase in PFS revenues primarily resulted from higher average earning asset balances, partially offset by lower yields. PFS income before income taxes increased to $80.4 million and $229.1 million in the third quarter and first nine months of 2012 compared to $61.8 million and $169.0 million in the same periods in 2011 primarily due to higher finance margins and a lower provision for losses as noted below.

PACCAR Inc – Form 10-Q

The major factors for the change in interest and fees, interest and other borrowing expenses and finance margin for the three months ended September 30, 2012 are outlined in the table below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended September 30, 2011	$106.5	$44.6	$61.9
Increase (decrease)
Average finance receivables	23.2		23.2
Yields	(11.6)		(11.6)
Average debt balances		9.3	(9.3)
Borrowing rates		(12.0)	12.0
Currency translation	(2.6)	(1.3)	(1.3)

Total increase (decrease)	9.0	(4.0)	13.0

Three Months Ended September 30, 2012	$115.5	$40.6	$74.9

•

Average finance receivables increased $1.60 billion (excluding foreign currency effects of $212.2 million) from an increase in retail portfolio new business volume exceeding repayments and an increase in dealer wholesale financing, primarily in the U.S. and Canada.

•	Lower market rates resulted in lower portfolio yields.

•

Average debt balances increased $1.69 billion (including foreign currency effects of $209.5 million) in the third quarter of 2012 and included increased medium-term note funding. The higher average debt balances reflect funding needed for the higher average finance receivable portfolio.

•	Borrowing rates declined in the third quarter of 2012 due to lower market interest rates.

•	Currency translation variances primarily reflect a decrease in the value of the euro compared to the U.S. dollar.

The major factors for the change in interest and fees, interest and other borrowing expenses and finance margin for the nine months ended September 30, 2012 are outlined in the table below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Nine Months Ended September 30, 2011	$313.4	$137.2	$176.2
Increase (decrease)
Average finance receivables	70.3		70.3
Yields	(41.1)		(41.1)
Average debt balances		30.5	(30.5)
Borrowing rates		(46.6)	46.6
Currency translation	(5.7)	(2.7)	(3.0)

Total increase (decrease)	23.5	(18.8)	42.3

Nine Months Ended September 30, 2012	$336.9	$118.4	$218.5

•

Average finance receivables increased $1.50 billion (excluding foreign currency effects of $190.8 million) from an increase in retail portfolio new business volume exceeding repayments and an increase in dealer wholesale financing, primarily in the U.S. and Canada.

•	Lower market rates resulted in lower portfolio yields.

•

Average debt balances increased $1.73 billion (excluding foreign currency effects of $173.8 million) in the first nine months of 2012 and included increased medium-term note funding. The higher average debt balances reflect funding needed for the higher average finance receivable portfolio.

•	Borrowing rates declined in the first nine months of 2012 due to lower market interest rates.

PACCAR Inc – Form 10-Q

•	Currency translation variances primarily reflect a decrease in the value of the euro compared to the U.S. dollar.

The following table summarizes operating lease, rental and other income and depreciation and other:

($ in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Operating lease revenues	$146.9	$147.6	$431.8	$420.3
Used truck sales and other	11.1	10.0	32.3	29.4

Operating lease, rental and other income	$158.0	$157.6	$464.1	$449.7

Depreciation on operating lease	$94.5	$91.2	$270.0	$257.4
Vehicle operating expenses	23.3	25.9	72.4	76.3
Cost of used truck sales and other	9.4	5.9	25.1	19.2

Depreciation and other	$127.2	$123.0	$367.5	$352.9

The major factors for the change in lease, rental and other income, depreciation and other and lease margin for the three months ended September 30, 2012 are outlined in the table below:

($ in millions)	LEASE, RENTAL AND OTHER INCOME	DEPRECIATION AND OTHER	LEASE MARGIN
Three Months Ended September 30, 2011	$157.6	$123.0	$34.6
Increase (decrease)
Operating lease impairments		.2	(.2)
Results on returned lease assets		2.9	(2.9)
Average operating lease assets	5.7	4.6	1.1
Currency translation and other	(5.3)	(3.5)	(1.8)

Total increase (decrease)	.4	4.2	(3.8)

Three Months Ended September 30, 2012	$158.0	$127.2	$30.8

•

Results on returned lease assets decreased $2.9 million as the Company had net gains on sales of trucks returned from leases of $.5 million in the third quarter of 2012 compared to $3.5 million in the third quarter of 2011. The lower gains in 2012 primarily relate to the U.S. and Canada, and Europe.

•

Average operating lease assets increased $210.4 million (excluding foreign currency effects of $80.9 million) resulting in $5.7 million in higher revenues and $4.6 million in higher depreciation and other vehicle operating expenses.

•	Currency translation variances primarily reflect a decrease in the value of the euro compared to the U.S. dollar.

PACCAR Inc – Form 10-Q

The major factors for the change in lease rental and other income, depreciation and other and lease margin for the nine months ended September 30, 2012 are outlined in the table below:

($ in millions)	LEASE, RENTAL AND OTHER INCOME	DEPRECIATION AND OTHER	LEASE MARGIN
Nine Months Ended September 30, 2011	$449.7	$352.9	$96.8
Increase (decrease)
Operating lease impairments		(2.1)	2.1
Results on returned lease assets		2.3	(2.3)
Average operating lease assets	25.8	20.8	5.0
Currency translation and other	(11.4)	(6.4)	(5.0)

Total increase	14.4	14.6	(.2)

Nine Months Ended September 30, 2012	$464.1	$367.5	$96.6

•	Operating lease impairments decreased $2.1 million in the first nine months of 2012 due to fewer impaired units.

•

Results on returned lease assets decreased $2.3 million as the Company had net gains on sales of trucks returned from leases of $8.3 million in the first nine months of 2012 compared to net gains of $10.6 million in the first nine months of 2011. The lower gains in 2012 primarily relate to the U.S. and Canada, and Europe.

•

Average operating lease assets increased $234.6 million (excluding foreign currency effects of $59.0 million) resulting in $25.8 million in higher revenue and $20.8 million in higher depreciation expense.

•	Currency translation variances primarily reflect a decrease in the value of the euro compared to the U.S. dollar.

The following tables summarize the provision for losses on receivables and net charge-offs:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$(.4)	$2.7	$2.6	$5.7
Europe	1.9	1.4	7.6	5.5
Mexico and Australia	1.2	1.5	5.0	5.7

	$2.7	$5.6	$15.2	$16.9

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$(.2)	$.7	$3.6	$4.5
Europe	4.4	2.7	13.4	13.2
Mexico and Australia	6.5	6.5	15.2	13.8

	$10.7	$9.9	$32.2	$31.5

The provision for losses on receivables for the third quarter and first nine months of 2012 declined $8.0 million and $17.0 million, respectively, compared to same periods in 2011 due to transportation industry conditions which have improved the profitability and cash flow for many of the Company’s customers.

PACCAR Inc – Form 10-Q

The Company modifies loans and finance leases as a normal part of its Financial Services operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Insignificant delays are modifications extending terms up to three months for customers experiencing some short term financial stress but not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification. When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies loans and finance leases for credit reasons and grants a concession, the modifications are classified as troubled debt restructurings.

The accounts modified during the nine months ended September 30, 2012 and 2011 are summarized below:

	Nine Months Ended
	September 30, 2012		September 30, 2011
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$168.0	2.7%	$152.9	3.0%
Insignificant Delay	46.4	.8%	110.4	2.2%
Credit - No Concession	30.9	.5%	44.8	.9%
Credit - Troubled Debt Restructuring	45.9	.8%	29.5	.6%

	$291.2	4.8%	$337.6	6.7%

*	Recorded investment at time of modification as a percentage of ending portfolio, on an annualized basis.

Total modification activity decreased in 2012 compared to 2011 due to lower insignificant delay modifications in Australia. In the first quarter of 2011 due to severe flooding in the Queensland, Australia region, the Company provided modifications to credit qualified customers. In addition, the Company’s TDR modifications increased in 2012 from 2011 due to one large customer account in Europe and one in the U.S. These were partially offset by higher commercial modifications reflecting growth in the portfolio.

The following table summarizes the Company’s 30+ days past-due accounts:

	September 30 2012	December 31 2011	September 30 2011
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.7%	1.1%	1.3%
Europe	1.0%	1.0%	1.4%
Mexico and Australia	1.8%	3.4%	5.3%

Worldwide	.9%	1.5%	2.1%

Worldwide PFS accounts 30+ days past due were .9% at September 30, 2012 and have improved from 1.5% at December 31, 2011 and 2.1% at September 30, 2011. The U.S. and Canada past-due percentage of .7% includes .5% from one customer. Excluding that customer, worldwide PFS accounts 30+ days past due at September 30, 2012 would have been .6%. At September 30, 2012, the Company had $21.5 million of specific loss reserves for this customer and other accounts considered at risk. The Company continues to focus on maintaining low past-due balances.

PACCAR Inc – Form 10-Q

When the Company modifies a 30+ days past-due account, the customer is then generally considered current under the revised contractual terms. The Company modified $10.5 million of accounts worldwide during the third quarter of 2012, $4.5 million during the fourth quarter of 2011 and $8.0 million during the third quarter of 2011 that were 30+ days past-due and became current at the time of modification. Of these modifications, $9.9 million during the third quarter of 2012, $4.4 million during the fourth quarter of 2011 and $6.4 million during the third quarter of 2011 were in Mexico and Australia. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	September 30 2012	December 31 2011	September 30 2011
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.7%	1.1%	1.4%
Europe	1.0%	1.0%	1.4%
Mexico and Australia	2.8%	3.8%	6.0%

Worldwide	1.1%	1.5%	2.2%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past-dues if they were not performing under the modified terms at September 30, 2012, December 31, 2011 and September 30, 2011. The effect on the allowance for credit losses from such modifications was not significant at September 30, 2012, December 31, 2011 and September 30, 2011.

For the third quarter of 2012, the Company’s pretax return on revenue for Financial Services increased to 29.4% from 23.4% in the third quarter of 2011. For the first nine months of 2012, the Company’s pretax return on revenue for Financial Services increased to 28.6% from 22.1% in the first nine months of 2011. The higher pretax returns in 2012 were primarily due to higher finance margin from a lower cost of funds as well as a lower provision for losses on receivables from improved portfolio quality.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expense. Other sales represent approximately 1% of consolidated net sales and revenues for the third quarter and first nine months of 2012 and 2011. Other SG&A was $9.4 million and $31.6 million in the third quarter and first nine months of 2012 compared to $7.6 million and $25.4 million in the third quarter and first nine months of 2011, respectively. Other SG&A increased due to higher salary related expenses. Other income (loss) before tax was a loss of $1.7 million and $6.1 million in the third quarter and first nine months of 2012 compared to a loss of $2.4 million and $19.0 million in the same periods of 2011, primarily due to improved winch business results and lower equipment expenses.

Investment income was $7.8 million and $24.9 million in the third quarter and first nine months of 2012 compared to $11.0 million and $28.9 million in the same periods of 2011, respectively. The lower investment income in the third quarter and first nine months of 2012 primarily reflects lower market interest rates.

The effective income tax rate in the third quarter of 2012 was 32.4% an increase from 28.7% in the third quarter of 2011 due to a lower mix of foreign income in jurisdictions with lower tax rates. For the first nine months of 2012, the effective income tax rate was 32.5% an increase from 30.9% in the first nine months of 2011. The higher tax rate in the first nine months of 2012 primarily reflects an increased proportion of domestic income.

PACCAR Inc – Form 10-Q

($ in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Domestic income before taxes	$137.5	$161.7	$608.3	$342.5
Foreign income before taxes	207.9	233.0	662.4	691.7

Total income before taxes	$345.4	$394.7	$1,270.7	$1,034.2

Domestic pre-tax return on revenues	7.9%	8.1%	9.4%	6.7%
Foreign pre-tax return on revenues	10.0%	10.3%	10.1%	10.8%

Total pre-tax return on revenues	9.0%	9.3%	9.7%	9.0%

For the third quarter of 2012, the decrease in income before income taxes for domestic and foreign operations compared to the third quarter of 2011 was primarily due to Truck operations. The third quarter of 2012 return on revenues for domestic operations of 7.9% declined from 8.1% in 2011 and the third quarter of 2012 return on revenues for foreign operations of 10.0% declined from 10.3% in 2011. Both results reflect lower returns on Truck operations, partially offset by higher returns for Financial Services operations.

For the first nine months of 2012, the increase in income before taxes for domestic operations and the decrease in income before taxes for foreign operations compared to the first nine months of 2011 were primarily due to Truck operations. The decrease in foreign income before taxes for Truck operations was due to lower truck sales in Europe partially offset by higher sales in Latin America and Australia. The 2012 higher return on revenues for domestic operations of 9.4% compared to 6.7% in 2011 resulted from higher returns for both Truck and Financial Services operations. The 2012 lower return on revenues in foreign operations of 10.1% compared to 10.8% in 2011 resulted from lower returns on Truck operations partially offset by higher returns on Financial Services operations.

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)	September 30 2012	December 31 2011
Cash and cash equivalents	$1,750.5	$2,106.7
Marketable debt securities	955.9	910.1

	$2,706.4	$3,016.8

The Company’s total cash and marketable debt securities decreased $310.4 million at September 30, 2012 primarily from a decrease in cash and cash equivalents of $356.2 million, partially offset by an increase in marketable debt securities of $45.8 million.

PACCAR Inc – Form 10-Q

The change in cash and cash equivalents is summarized below:

Nine Months Ended September 30 ($ in millions)	2012	2011
Operating activities:
Net income	$858.1	$714.6
Net income items not affecting cash	595.7	562.7
Pension contributions	(93.7)	(12.9)
Changes in operating assets and liabilities	(443.5)	(113.1)

Net cash provided by operating activities	916.6	1,151.3
Net cash used in investing activities	(1,662.2)	(1,785.3)
Net cash provided by financing activities	380.0	512.3
Effect of exchange rate changes on cash	9.4	(39.5)

Net decrease in cash and cash equivalents	(356.2)	(161.2)
Cash and cash equivalents at beginning of the period	2,106.7	2,040.8

Cash and cash equivalents at end of the period	$1,750.5	$1,879.6

Operating activities: Cash provided by operations decreased $234.7 million to $916.6 million in the first nine months of 2012. The lower operating cash flow was primarily due to a $649.5 million lower increase in purchases of goods and services in accounts payable and accrued expenses greater than payments compared to the first nine months of 2011 as well as a $170.2 million outflow from income tax payments exceeding expense in 2012 and income tax expense exceeding payments in 2011. In addition, lower operating cash flow resulted from a larger increase in Financial Services segment sales-type finance lease and dealer direct loan originations than payments of $93.5 million as well as higher pension contributions of $80.8 million. These were partially offset by $391.5 million from a lower increase in sales of goods and services in accounts receivable greater than receipts compared to the first nine months of 2011, a $251.5 million lower increase in Financial Services segment wholesale receivables and $143.5 million of higher net income.

Investing activities: Cash used in investing activities of $1.66 billion in the first nine months of 2012 decreased $123.1 million from the $1.79 billion used in the first nine months of 2011. In the first nine months of 2012, lower net purchases of marketable securities of $420.4 million were made compared to the first nine months of 2011. The lower net purchases of marketable debt securities in the first nine months of 2012 was partially offset by $256.5 million of higher net new loan and lease originations in the Financial Services segment reflecting increased portfolio growth.

Financing activities: Cash provided by financing activities in the first nine months of 2012 of $380.0 million was $132.3 million lower than the cash provided by financing activities in the first nine months of 2011. In the first nine months of 2012 the Company paid $455.9 million of dividends, an increase of $302.8 million compared to $153.1 million paid in the first nine months ended 2011. The higher amounts paid results from a special dividend declared in 2011 and paid in 2012 and a higher regular quarterly dividend rate in 2012. Treasury stock purchases of $162.1 million were $88.1 million lower than 2011. The Company issued $1.95 billion of long term debt, $885.6 million higher than 2011. The proceeds were partially used to repay medium term debt of $402.6 million and to reduce outstanding balances of commercial paper by $557.9 million resulting in an increase in cash provided by net borrowings of $990.6 million compared to $911.2 million in 2011. In both periods cash provided by net borrowings was used to fund growth in the Financial Services portfolios.

Credit Lines and Other

The Company has line of credit arrangements of $3.69 billion, of which $3.44 billion were unused at September 30, 2012. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion matures in June 2013, $1.0 billion matures in June 2016 and $1.0 billion matures in June 2017. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the nine months ended September 30, 2012.

PACCAR Inc – Form 10-Q

In December 2011, PACCAR Inc filed a shelf registration under the Securities Act of 1933. The current registration expires in the fourth quarter of 2014 and does not limit the principal amount of debt securities that may be issued during the period. The total amount of medium-term notes outstanding for PACCAR Inc as of September 30, 2012 was $500.0 million.

In December 2011, PACCAR’s Board of Directors approved the repurchase of an additional $300.0 million of the Company’s common stock and as of September 30, 2012, $192.0 million of shares have been repurchased pursuant to the authorization.

Truck and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future. Long-term debt totaled $150.0 million as of September 30, 2012.

Expenditures for property, plant and equipment in the first nine months of 2012 totaled $333.7 million compared to $211.1 million in the first nine months of 2011 as the Company invested in tooling and factory equipment for new products. Capital spending in 2012 is expected to be approximately $475 to $525 million. The capital spending primarily relates to comprehensive product development programs and geographic expansion, including building a new DAF factory in Brasil. Spending on R&D in 2012 is expected to be $280 to $290 million. PACCAR continues to focus on new product programs, engine development and manufacturing efficiency improvements.

The Company conducts business in the countries of Spain, Italy, Portugal, Ireland and Greece, which have been experiencing significant financial stress. As of September 30, 2012, the Company had finance and trade receivables in these countries of approximately 1% of consolidated total assets. As of September 30, 2012, the Company did not have any marketable debt security investments in corporate or sovereign government securities in these countries. In addition, the Company had no derivative counterparty credit exposures in these countries as of September 30, 2012.

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

In November 2009, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration statement under the Securities Act of 1933 effective for a three year period. The total amount of medium-term notes outstanding for PFC as of September 30, 2012 was $2.70 billion. PFC intends to file a new registration statement in November 2012.

PACCAR Inc – Form 10-Q

As of September 30, 2012, the Company’s European finance subsidiary, PACCAR Financial Europe, had €717.3 million available for issuance under a €1.50 billion medium-term note program registered with the London Stock Exchange. The program was renewed in the second quarter of 2012 and is renewable annually through the filing of a new prospectus.

In April 2011, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in 2016 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At September 30, 2012, 8.06 billion pesos remained available for issuance.

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

There were no material changes in the Company’s market risk during the nine months ended September 30, 2012. For additional information, refer to Item 7A as presented in the 2011 Annual Report on Form 10-K.

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

PACCAR Inc – Form 10-Q

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the nine months ended September 30, 2012.

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

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2011 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the nine months ended September 30, 2012.

PACCAR Inc – Form 10-Q

(c) Issuer purchases of equity securities.

On December 6, 2011, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of September 30, 2012, $192.0 million of shares have been repurchased under this plan. The following are details of repurchases made under the plan for the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Plans
July 1 - 31, 2012	48,909	$39.96	$128,664,193
August 1 - 31, 2012	414,941	$39.68	$112,184,782
September 1 - 30, 2012	106,585	$39.20	$108,003,152

Total	570,435	$39.61	$108,003,152

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date November 7, 2012	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc – Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

Exhibit Number			Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3)	(i)		Articles of Incorporation:

		(a)	Restated Certificate of Incorporation of PACCAR Inc	8-K	September 19, 2005	99.3	001-14817

		(b)	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008	10-Q	May 2, 2008	3(b)	001-14817

	(ii)		Bylaws:

		(a)	Amended and Restated Bylaws of PACCAR Inc	8-K	September 19, 2005	99.4	001-14817

		(b)	Second Amended and Restated Bylaws of PACCAR Inc	8-K	July 13, 2012	3(ii)	001-14817

(4)			Instruments defining the rights of security holders, including indentures:

		(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

		(b)	Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

		(c)	Form of InterNotes, Series A (PACCAR Financial Corp.)	S-3	November 20, 2009	4.4	333-163273

		(d)	Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company	S-3	November 18, 2008	4.1	333-155429

		(e)	Forms of Medium-Term Note, Series A	S-3	November 18, 2008	4.2A and 4.2B	333-155429

		(f)	Indenture for Senior Debt Securities dated as of December 19, 2011 between PACCAR Inc and The Bank of New York Mellon Trust Company, N.A.	S-3	December 19, 2011	4.1	333-178607

		(g)	Forms of Medium-Term Note, Series B (Fixed- and Floating-Rate)	S-3	December 19, 2011	4.2A and 4.2B	333-178607

PACCAR Inc – Form 10-Q

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(h)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. and PACCAR Financial PLC	10-Q	November 5, 2009	4(f)	001-14817

	(i)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-employee Directors	10-K	February 27, 2009	10(d)	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement For Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(g)	Amendment to Compensatory Arrangement with Non-employee Directors	10-K	February 29, 2012	10(g)	001-14817

	(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	DEF14A	March 10, 2011	Appendix B	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan	DEF14A	March 10, 2011	Appendix A	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(j)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

	(k)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	8-K	February 5, 2007	99.1	001-14817

	(l)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement	10-K	February 26, 2010	10(m)	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, Alternate Form of Restricted Stock Award Agreement	10-K	March 1, 2011	10(n)	001-14817

	(n)	PACCAR Inc Long Term Incentive Plan, Amended Form of Share Match Restricted Stock Award Agreement	8-K	February 5, 2007	99.3	001-14817

	(o)	PACCAR Inc Long Term Incentive Plan, 2008 Form of Share Match Restricted Stock Award Agreement	8-K	February 5, 2008	99.1	001-14817

	(p)	PACCAR Inc Long Term Incentive Plan, 2011 Form of Share Match Restricted Stock Award Agreement.	10-K	March 1, 2011	10(p)	001-14817

	(q)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective January 1, 2009	10-K	March 1, 2011	10(r)	001-14817

	(r)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities	8-K	May 16, 2007	10.1	001-14817

	(s)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	10-Q	October 27, 2008	10(o)	001-14817

(12)		Statements Re: Computation of Ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine month periods ended September 30, 2012 and 2011*

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2007 - 2011	10-K	February 29, 2012	12(a)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith