Form 10-K
period 2012-12-31
PACCAR INC
filed 2013-02-27
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012:

Common Stock, $1 par value - $13.57 billion

The number of shares outstanding of the registrant’s classes of common stock, as of January 31, 2013:

Common Stock, $1 par value – 353,468,322 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2012 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held on April 29, 2013 are incorporated by reference into Part III.

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

(b)	Financial Information About Industry Segments and Geographic Areas

Information about the Company’s industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears on page 82 of the Annual Report to Stockholders for the year ended December 31, 2012 and is incorporated herein by reference.

(c)	Narrative Description of Business

The Company has three principal industry segments, (1) design, manufacture and distribution of light-, medium- and heavy-duty trucks, (2) distribution of parts for the truck aftermarket and related commercial vehicles, and (3) finance and leasing products and services provided to customers and dealers. Light and medium-duty trucks have a gross vehicle weight (GVW) ranging from 16,000 to 33,000 lbs (Class 5 to 7) in North America and 6 to 16 metric tonnes in Europe. Heavy duty trucks have a GVW of over 33,000 lbs (Class 8) in North America and over 16 metric tonnes in Europe. The Company’s finance and leasing activities are principally related to Company products and associated equipment. The Company’s Other business is the manufacturing and marketing of industrial winches.

TRUCKS

The Company and its subsidiaries design and manufacture heavy, medium and light duty diesel trucks which are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Canada and Mexico, are used world-wide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. The Company competes in the North American Class 5 - 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada and in Mexicali, Mexico, which are operated by the Company’s wholly owned subsidiaries located in those countries. The Company competes in the European light/medium market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of the Company’s wholly owned subsidiaries. The Company is constructing a new DAF assembly plant in Ponta Grossa, Brasil and expects to begin manufacturing DAF vehicles for sale in Brasil and other South American countries in late 2013. Commercial trucks comprise the largest segment of the Company’s business, accounting for 77% of total 2012 net sales and revenues.

Substantially all trucks are sold to independent dealers. The Kenworth and Peterbilt nameplates are marketed and distributed by separate divisions in the U.S. and a foreign subsidiary in Canada. The Kenworth nameplate is also marketed and distributed by foreign subsidiaries in Mexico and Australia. The DAF nameplate is marketed and distributed worldwide by a foreign subsidiary headquartered in the Netherlands. The decision to operate as a subsidiary or as a division is incidental to Truck segment operations and reflects legal, tax and regulatory requirements in the various countries where PACCAR operates.

The Truck segment utilizes centrally managed purchasing, information technology, technical research and testing, treasury and finance functions. Some manufacturing plants in North America produce trucks for more than one nameplate, while other plants produce trucks for only one nameplate, depending on various factors. As a result of the close similarity of the business models employed by each nameplate, best manufacturing practices within the Company are shared on a routine basis.

The Company’s trucks have a reputation for high quality and are essentially custom products, most of which are ordered by dealers according to customer specification. Some units are ordered by dealers for stocking to meet the needs of certain customers who require immediate delivery or for customers that require chassis to be fitted with specialized bodies. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures its own engines and axles and a higher percentage of other components for its heavy truck models. In 2010, the Company began installing PACCAR engines in approximately 25% of the Company’s Kenworth and Peterbilt heavy-duty trucks in the U.S. and Canada. Engines not manufactured by the Company are purchased from Cummins Inc. (Cummins). The Company has a long term agreement with Cummins to provide for continuity of supply. A loss of supply from Cummins, and the resulting interruption in the production of trucks, would have a material effect on the Company’s results. The cost of purchased materials and parts includes raw materials, partially processed materials, such as castings, and finished components manufactured by independent suppliers. The cost of materials purchased from suppliers of raw materials, partially processed materials and finished components make up more than 85% of the cost of new trucks. The value of finished truck components manufactured by independent suppliers ranges from approximately 50% in Europe to approximately 90% in North America. In addition to purchased materials, the Company’s cost of sales includes labor and factory overhead, vehicle delivery, and warranty. Accordingly, except for certain factory overhead costs such as depreciation, property taxes and utilities, the Company’s cost of sales are highly variable in relation to sales.

The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 3% of consolidated revenues in 2012. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would either require the Company to contract for an alternative source of supply or to manufacture cabs itself.

Other than these components, the Company is not limited to any single source for any significant component, although the sudden inability of a supplier to deliver components could have a temporary adverse effect on production of certain products. No significant shortages of materials or components were experienced in 2012. Manufacturing inventory levels are based upon production schedules and orders are placed with suppliers accordingly.

Key factors affecting Truck segment earnings include the number of new trucks sold in the markets served and the margins realized on the sales. The Company’s sales of new trucks is dependent on the size of the truck markets served and the Company’s share of those markets. Truck segment sales and margins tend to be cyclical related to the level of overall economic activity, the availability of capital and the amount of freight being transported. The Company’s costs for trucks sold consist primarily of material costs which are influenced by commodities prices such as steel, copper, aluminum and petroleum. The Company utilizes long term supply agreements with its suppliers to reduce the variability of the unit cost of purchased materials and finished components. The Company’s spending on research and development varies based on product development cycles and government requirements such as the periodic need to meet diesel engine emissions standards in the various markets served. The Company maintains rigorous control of Selling, General and Administrative (SG&A) expenses and seeks to minimize such costs.

There are four principal competitors in the U.S. and Canada commercial truck market. The Company’s share of the U.S. and Canadian Class 8 market was 28.9% of retail sales in 2012. In

Europe, there are six principal competitors in the commercial truck market, including parent companies to two competitors of the Company in the United States. In 2012, DAF had a 16.0% share of the Western and Central European heavy-duty market and a 11.5% share of the light/medium market. These markets are highly competitive in price, quality and service, and PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

The Peterbilt, Kenworth and DAF nameplates are recognized internationally and play an important role in the marketing of the Company’s truck products. The Company engages in a continuous program of trademark and trade name protection in all marketing areas of the world.

The Company’s truck products are subject to environmental noise and emission regulations and competing manufacturers are subject to the same regulations. The Company believes the cost of complying with noise and emission regulations will not be detrimental to its business.

The Company had a total production backlog of $3.4 billion at the end of 2012. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90-day backlog approximated $1.4 billion at December 31, 2012, $2.6 billion at December 31, 2011, and $2.0 billion at December 31, 2010. Production of the year end 2012 backlog is expected to be substantially completed during 2013.

PARTS

The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles in the U.S., Canada, Europe, Australia, Mexico and South America. Aftermarket truck parts are sold and delivered to the Company’s independent dealers through the Company’s fifteen parts distribution centers (PDC). Parts are primarily purchased from various suppliers and also manufactured by the Company. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. As a percentage of total consolidated net sales and revenues, parts sales were 16% in 2012.

Key factors affecting Parts segment earnings include the aftermarket parts sold in the markets served and the margins realized on the sales. Aftermarket parts sales are influenced by the total number of the Company’s trucks in service and the average age and mileage of those trucks. To reflect the benefit the Parts segment receives from the Truck segment, certain factory overhead, research and development, engineering and selling, general and administrative expenses are allocated from the Truck segment to the Parts segment. The Company’s cost for parts sold consist primarily of material costs which are influenced by commodities prices such as steel, copper, aluminum and petroleum. The Company utilizes long term supply agreements with its suppliers to reduce the variability of the cost of parts sold. The Company maintains rigorous control of Selling, General and Administrative expenses and seeks to minimize such costs.

OTHER BUSINESSES

Other businesses include a division of the Company which manufactures industrial winches in two U.S. plants and markets them under the Braden, Carco, and Gearmatic nameplates. The markets for these products are highly competitive and the Company competes with a number of well established firms. Sales of industrial winches were approximately 1% of net sales and revenues in 2012, 2011 and 2010.

The Braden, Carco, and Gearmatic trademarks and trade names are recognized internationally and play an important role in the marketing of those products.

FINANCIAL SERVICES

PACCAR Financial Services (PFS) operates in 23 countries principally in North America, Europe, Australia and South America through wholly owned finance companies operating under the PACCAR Financial trade name. PFS also conducts full service leasing operations through wholly owned subsidiaries in North America and Germany under the PacLease trade name. Selected dealers in North America are franchised to provide full service leasing. PFS provides its franchisees equipment financing and administrative support. PFS also operates full service lease outlets on its own behalf. PFS’s retail loan and lease customers consist of small, medium and large commercial trucking companies, independent owner/operators and other businesses that purchased their trucks principally from PACCAR’s independent dealers.

The Company’s finance receivables are classified as wholesale, dealer retail and customer retail segments. Customer retail receivables are further segregated between fleet (customer retail accounts operating more than five trucks) and owner/operator (all other customer retail accounts) classes. Each individual class has similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk. The wholesale segment consists of truck inventory financing to PACCAR dealers. The customer retail segment consists of loans and leases directly to customers for the acquisition of commercial vehicles and related equipment. The dealer retail segment consists of loans and leases to participating dealers and franchises that use the proceeds to fund customers’ acquisition of commercial vehicles and related equipment.

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

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans. An additional source of funds is loans from other PACCAR companies.

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

The revenue earned on loans and leases depends on market interest and lease rates and the ability of PFS to differentiate itself from the competition by superior industry knowledge and customer service. Dealer inventory loans have variable rates with rates reset monthly based on an index pertaining to the applicable local market. Retail loan and lease contracts normally have fixed rates over the contract term. PFS obtains funds either through fixed rate borrowings or through variable rate borrowings which have been effectively converted to fixed rate through the use of interest rate contracts. This enables PFS to obtain a stable spread between the cost of borrowing and the yield on fixed rate contracts over the contract term. Included in Financial Services cost of revenues is depreciation on equipment on operating leases. The amount of depreciation on operating leases principally depends on the amount of leased equipment, and the average term of the lease which generally range from three to five years and residual values which generally range from 30 to 50%. The margin earned is the difference between the revenues on loan and lease contracts and the direct costs of operation including interest and depreciation.

PFS incurs credit losses when customers are unable to pay the full amounts due under loan and finance lease contracts. PFS takes a conservative approach to underwriting new retail business in order to minimize credit losses and the related provision for losses.

The ability of these customers to pay their obligations to PFS depends on the state of the general economy, the extent of freight demand, freight rates and the cost of fuel. PFS limits its exposure to any one customer, with no one customer or dealer balance representing over 4% of the aggregate portfolio. PFS generally requires a down payment and secures its interest in the underlying truck equipment collateral and may include other collateral or personal guarantees. In the event of default, PFS will repossess the vehicle and sell it in the open market primarily through its dealer network. PFS will take legal means to recover any shortfall between the amounts owed and the amounts recovered from sale of the collateral. The amount of credit losses depends on the rate of default on loans and finance leases and, in the event of repossession, the ability to recover the amount owed from sale of the collateral which is affected by used truck prices. PFS’s experience over the last fifty years financing truck sales has been that periods of economic weakness result in higher past dues and increased rates of repossession. Used truck prices also tend to fall during periods of economic weakness. As a result, credit losses tend to increase during periods of economic weakness. PFS provides an allowance for credit losses based on specifically identified customer risks and an analysis of estimated losses inherent in the portfolio, considering the amount of past due accounts, the trends of used truck prices and the economic environment in each of its markets.

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

EMPLOYEES

On December 31, 2012, the Company had approximately 21,800 employees.

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

Taxes. Changes in statutory income tax rates in the countries in which the Company operates impact the Company’s effective tax rate. Changes to other taxes or the adoption of other new tax legislation could affect the Company’s provision for income taxes and related tax assets and liabilities.

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

In 2011, the Company began construction on a new DAF truck assembly facility in Ponta Grossa, Brasil. The facility is expected to be completed in late 2013. The Company invests in facilities, equipment and processes to provide manufacturing and warehouse capacity to meet its customers’ needs and improve operating performance.

The following summarizes the number of the Company’s manufacturing plants and parts distribution centers by geographical location within indicated industry segments:

	U.S.	Canada	Australia	Mexico	Europe	So. America
Truck	4	1	1	1	3	—
Parts	6	1	1	1	5	1
Other	2	—	—	—	—	—

ITEM 3.	LEGAL PROCEEDINGS.

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

(a)	Market Information, Holders, Dividends, Securities Authorized for Issuance Under Equity Compensation Plans and Performance Graph

Data regarding Market Information, Holders and Dividends are included in the Annual Report to Stockholders for the year ended December 31, 2012, under the caption “Common Stock Market Prices and Dividends” and are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2012 regarding compensation plans under which PACCAR equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options and Other Rights (1)	Weighted-average Exercise Price of Outstanding Options (2)	Securities Available for Future Grant (Excluding Shares Reflected in Column (1)) (3)
Stock plans approved by stockholders	5,532,755	$38.56	17,208,333

All stock compensation plans have been approved by the stockholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 337,855 shares that represent deferred cash awards payable in stock. The weighted-average exercise price does not include the securities that represent deferred cash awards.

Securities available for future grant are authorized under the following two plans: (i) 16,297,780 shares under the LTI Plan, and (ii) 910,553 shares under the RSDC Plan.

Data regarding the Performance Graph are included in the Annual Report to Stockholders for the year ended December 31, 2012, under the caption “Stockholder Return Performance Graph” and are incorporated herein by reference.

(b)	Use of Proceeds from Registered Securities

Not applicable

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 6, 2011, the Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of December 31, 2012, $192.0 million of shares have been repurchased under this plan.

There were no repurchases made under this plan during fourth quarter of 2012.

ITEM 6.	SELECTED FINANCIAL DATA.

Information in response to Item 301 of Regulation S-K appears in the Annual Report to Stockholders for the year ended December 31, 2012 under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information in response to Item 303 of Regulation S-K appears in the Annual Report to Stockholders for the year ended December 31, 2012 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information in response to Item 305 of Regulation S-K appears in the Annual Report to Stockholders for the year ended December 31, 2012 under the caption “Market Risks and Derivative Instruments” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant, included in the Annual Report to Stockholders for the year ended December 31, 2012, are incorporated herein by reference:

Consolidated Statements of Income — Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheets — December 31, 2012 and 2011

Consolidated Statements of Cash Flows — Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements — December 31, 2012, 2011 and 2010

Information in response to Item 302(A) of Regulation S-K appears in the Annual Report to Stockholders for the year ended December 31, 2012 under the caption “Quarterly Results (Unaudited)” and is incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting on page 84 and Report of Independent Registered Public Accounting Firm on the Company’s Internal Control over Financial

Reporting on page 85 of the Annual Report to Stockholders for the year ended December 31, 2012, are incorporated herein by reference.

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 401(a), (d), and (e) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 29, 2013 and is incorporated herein by reference:

Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

Item 401(b) of Regulation S-K:

Executive Officers of the registrant as of February 27, 2013:

Name and Age	Present Position and Other Position(s) Held During Last Five Years
Mark C. Pigott (59)	Chairman and Chief Executive Officer since 1997. Mr. Pigott is the brother of John M. Pigott, a director of the Company.

Ronald E. Armstrong (57)	President; Executive Vice President from August 2010 to December 2010; Senior Vice President from December 2007 to July 2010.

Daniel D. Sobic (59)	Executive Vice President; Senior Vice President from January 2007 to October 2008.

Robert J. Christensen (56)	Executive Vice President and Chief Financial Officer since January 2013; Executive Vice President from August 2010 to December 2012; Senior Vice President from November 2008 to July 2010; Vice President of PACCAR and General Manager of Kenworth from July 2002 to October 2008.

David C. Anderson (59)	Vice President and General Counsel since December 2004.

Michael T. Barkley (57)	Vice President and Controller since January 1, 2007.

Robert A. Bengston (57)	Vice President, Financial Services; Managing Director PACCAR Financial Europe from January 2004 to December 2008.

Jack K. LeVier (53)	Vice President, Human Resources since June 2007.

Samuel M. Means III (71)	Vice President; Director General Mexico from January 1993 to December 2010.

Name and Age	Present Position and Other Position(s) Held During Last Five Years
T. Kyle Quinn (51)	Vice President and Chief Information Officer; General Manager and Chief Information Officer from September 2008 to December 2009; Senior Director Applications and Global Operations from May 2005 to August 2008.

Harrie C.A.M. Schippers (50)	Vice President of PACCAR and President of DAF Trucks N.V.; Finance Director, DAF Trucks N.V. from August 2003 to March 2010.

Officers are elected annually but may be appointed or removed on interim dates.

Item 405 of Regulation S-K:

The information required by this item is included in the proxy statement for the annual stockholders meeting of April 29, 2013 and is incorporated herein by reference.

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

Item 407(d)(4) and 407(d)(5) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 29, 2013 and is incorporated herein by reference:

•	Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”

•	Identification of audit committee financial experts is included under the caption “AUDIT COMMITTEE REPORT.”

ITEM 11.	EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 29, 2013 and is incorporated herein by reference:

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

Stock ownership information is included under the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “STOCK OWNERSHIP OF OFFICERS AND DIRECTORS” in the proxy statement for the annual stockholders meeting of April 29, 2013 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 5 of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 2012.

Information concerning director independence is included under the caption “BOARD GOVERNANCE” in the proxy statement for the annual stockholders meeting of April 29, 2013 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal accountant fees and services information is included under the caption “INDEPENDENT AUDITORS” in the proxy statement for the annual stockholders meeting of April 29, 2013 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1)	Listing of financial statements

The following consolidated financial statements of PACCAR Inc, included in the Annual Report to Stockholders for the year ended December 31, 2012, are incorporated by reference in Item 8:

Consolidated Statements of Income — Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheets — December 31, 2012 and 2011

Consolidated Statements of Cash Flows — Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements — December 31, 2012, 2011 and 2010

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(3) Listing of Exhibits (in order of assigned index numbers):

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3) (i)	Articles of Incorporation:

	(a) Restated Certificate of Incorporation of PACCAR Inc	8-K	September 19, 2005	99.3	001-14817

	(b) Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008	10-Q	May 2, 2008	3(b)	001-14817

(ii)	Bylaws:

	(a) Amended and Restated Bylaws of PACCAR Inc	8-K	September 19, 2005	99.4	001-14817

	(b) Second Amended and Restated Bylaws of PACCAR Inc	8-K	July 13, 2012	3(ii)	001-14817

(4)	Instruments defining the rights of security holders, including indentures:

	(a) Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b) Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c) Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d) Form of InterNotes, Series B (PACCAR Financial Corp.)	S-3	November 7, 2012	4.4	333-184808

	(e) Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company	S-3	November 18, 2008	4.1	333-155429

	(f) Forms of Medium-Term Note, Series A	S-3	November 18, 2008	4.2A and 4.2B	333-155429

	(g) Indenture for Senior Debt Securities dated as of December 19, 2011 between PACCAR Inc and The Bank of New York Mellon Trust Company, N.A.	S-3	December 19, 2011	4.1	333-178607

	(h) Forms of Medium-Term Note, Series B (Fixed- and Floating-Rate)	S-3	December 19, 2011	4.2A and 4.2B	333-178607

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(i) Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. and PACCAR Financial PLC	10-Q	November 5, 2009	4(f)	001-14817

(j)      Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)	Material Contracts:

	(a) PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b) Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

	(c) Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d) Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	10-K	February 27, 2009	10(d)	001-14817

	(e) PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f) PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(g) Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 29, 2012	10(g)	001-14817

	(h) PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	DEF14A	March 10, 2011	Appendix B	001-14817

	(i) PACCAR Inc Long Term Incentive Plan	DEF14A	March 10, 2011	Appendix A	001-14817

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(j) PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

	(k) PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	8-K	February 5, 2007	99.1	001-14817

	(l) PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement	10-K	February 26, 2010	10(m)	001-14817

	(m) PACCAR Inc Long Term Incentive Plan, Alternate Form of Restricted Stock Award Agreement	10-K	March 1, 2011	10(n)	001-14817

	(n) PACCAR Inc Long Term Incentive Plan, Amended Form of Share Match Restricted Stock Award Agreement	8-K	February 5, 2007	99.3	001-14817

	(o) PACCAR Inc Long Term Incentive Plan, 2008 Form of Share Match Restricted Stock Award Agreement	8-K	February 5, 2008	99.1	001-14817

	(p) PACCAR Inc Long Term Incentive Plan, 2011 Form of Share Match Restricted Stock Award Agreement	10-K	March 1, 2011	10(p)	001-14817

	(q) PACCAR Inc Savings Investment Plan, Amendment and Restatement effective January 1, 2009	10-K	March 1, 2011	10(r)	001-14817

	(r) Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities	8-K	May 16, 2007	10.1	001-14817

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

(a) Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2008 - 2012*

(13)	Annual report to security holders – Portions of the 2012 Annual Report to Stockholders have been incorporated by reference and are filed herewith.

(21)	Subsidiaries of the registrant

(23)	Consent of independent registered public accounting firm

(24)	Power of attorney – Powers of attorney of certain directors

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a) Certification of Principal Executive Officer*

(b) Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

(a) Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith
(b)	Exhibits (Exhibits filed with the Securities and Exchange Commission are not included herein. Copies of exhibits will be furnished to stockholders at a cost of 25¢ per page upon written request addressed to Corporate Secretary, PACCAR Inc, P.O. Box 1518, Bellevue, Washington 98009.)
(c)	Financial Statement Schedules – All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACCAR Inc
Registrant

Date: February 27, 2013	/S/ M. C. PIGOTT
M. C. Pigott, Chairman
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ M. C. PIGOTT	Chief Executive Officer and Director
M.C. Pigott	(Principal Executive Officer)

/S/ R. J. CHRISTENSEN	Executive Vice President and Chief Financial Officer
R. J. Christensen	(Principal Financial Officer)

/S/ M. T. BARKLEY	Vice President and Controller
M. T. Barkley	(Principal Accounting Officer)

*/S/ A. J. CARNWATH	Director
A. J. Carnwath

*/S/ J. M. FLUKE, JR.	Director
J. M. Fluke, Jr.

*/S/ K. S. HACHIGIAN	Director
K. S. Hachigian

*/S/ L. KAUFMANN	Director
L. Kaufmann

*/S/ R. C. MCGEARY	Director
R. C. McGeary

*/S/ J. M. PIGOTT	Director
J. M. Pigott

*/S/ M. A. SCHULZ	Director
M. A. Schulz

*/S/ G. M. E. SPIERKEL	Director
G. M. E. Spierkel

*/S/ W. R. STALEY	Director
W. R. Staley

*/S/ C. R. WILLIAMSON	Director
C. R. Williamson

*By	/S/ M. C. PIGOTT
M. C. Pigott
Attorney-in-Fact