Form 10-Q
period 2013-03-31
PACCAR INC
filed 2013-05-08
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value—353,720,149 shares as of April 30, 2013

PACCAR Inc - Form 10-Q

PACCAR Inc - Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended March 31
	2013	2012
TRUCK, PARTS AND OTHER:
Net sales and revenues	$3,631.2	$4,514.7

Cost of sales and revenues	3,189.3	3,919.9
Research and development	72.1	72.3
Selling, general and administrative	117.7	125.8
Interest and other expense (income), net	1.5	(2.1)

	3,380.6	4,115.9

Truck, Parts and Other Income Before Income Taxes	250.6	398.8

FINANCIAL SERVICES:
Interest and fees	113.8	109.9
Operating lease, rental and other income	179.3	151.5

Revenues	293.1	261.4

Interest and other borrowing expenses	38.9	39.7
Depreciation and other expense	144.1	118.8
Selling, general and administrative	23.5	24.1
Provision for losses on receivables	6.5	7.5

	213.0	190.1

Financial Services Income Before Income Taxes	80.1	71.3
Investment income	6.5	8.9

Total Income Before Income Taxes	337.2	479.0

Income taxes	101.1	151.7

Net Income	$236.1	$327.3

Net Income Per Share:
Basic	$.67	$.92
Diluted	$.67	$.91

Weighted Average Common Shares Outstanding:
Basic	354.0	357.0
Diluted	354.8	357.8

Dividends declared per share	$.20	$.18

Comprehensive Income	$156.6	$422.4

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Consolidated Balance Sheets (Millions)

	March 31 2013	December 31 2012*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$1,202.1	$1,203.2
Trade and other receivables, net	1,096.0	902.1
Marketable debt securities	1,177.7	1,192.7
Inventories, net	818.2	782.4
Other current assets	345.6	331.7

Total Truck, Parts and Other Current Assets	4,639.6	4,412.1

Equipment on operating leases, net	847.9	857.9
Property, plant and equipment, net	2,333.4	2,312.9
Other noncurrent assets, net	284.9	249.4

Total Truck, Parts and Other Assets	8,105.8	7,832.3

FINANCIAL SERVICES:
Cash and cash equivalents	59.3	69.2
Finance and other receivables, net	8,249.2	8,298.3
Equipment on operating leases, net	2,023.2	2,030.8
Other assets	396.6	397.2

Total Financial Services Assets	10,728.3	10,795.5

	$18,834.1	$18,627.8

* The December 31, 2012 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Consolidated Balance Sheets (Millions)

	March 31 2013	December 31 2012*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,304.4	$2,168.3
Current portion of long-term debt	150.0

Total Truck, Parts and Other Current Liabilities	2,454.4	2,168.3

Long-term debt		150.0
Residual value guarantees and deferred revenues	894.3	903.5
Other liabilities	630.3	579.5

Total Truck, Parts and Other Liabilities	3,979.0	3,801.3

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	286.1	309.5
Commercial paper and bank loans	3,068.9	3,562.7
Term notes	4,639.7	4,167.4
Deferred taxes and other liabilities	912.5	940.0

Total Financial Services Liabilities	8,907.2	8,979.6

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 1.2 billion shares, issued 353.7 and 353.4 million shares	353.7	353.4
Additional paid-in capital	70.9	56.6
Retained earnings	5,762.3	5,596.4
Accumulated other comprehensive loss	(239.0)	(159.5)

Total Stockholders’ Equity	5,947.9	5,846.9

	$18,834.1	$18,627.8

*	The December 31, 2012 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Three Months Ended March 31
	2013	2012
OPERATING ACTIVITIES:
Net income	$236.1	$327.3
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	45.0	48.6
Equipment on operating leases and other	139.7	122.0
Provision for losses on financial services receivables	6.5	7.5
Other, net	10.9	(11.1)
Pension contributions	(3.4)	(82.7)
Change in operating assets and liabilities:
Trade and other receivables	(213.9)	(212.6)
Wholesale receivables on new trucks	(14.4)	(257.7)
Sales-type finance leases and dealer direct loans on new trucks	14.9	(16.4)
Inventories	(47.8)	(96.2)
Accounts payable and accrued expenses	220.6	287.9
Income taxes, warranty and other	(10.2)	9.7

Net Cash Provided by Operating Activities	384.0	126.3

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(630.0)	(693.6)
Collections on retail loans and direct financing leases	604.3	577.9
Marketable securities purchases	(189.1)	(156.0)
Marketable securities sales and maturities	170.1	129.7
Payments for property, plant and equipment	(138.4)	(70.7)
Acquisition of equipment for operating leases	(251.5)	(229.3)
Proceeds from asset disposals	82.8	85.5
Other, net	10.3	(8.6)

Net Cash Used in Investing Activities	(341.5)	(365.1)

FINANCING ACTIVITIES:
Cash dividends paid	(70.7)	(314.4)
Purchase of treasury stock		(15.6)
Stock compensation transactions	7.6	4.9
Net decrease in commercial paper and short-term bank loans	(458.9)	(25.9)
Proceeds from long-term debt	500.0	633.0
Payments of long-term debt	(15.4)	(259.6)

Net Cash (Used in) Provided by Financing Activities	(37.4)	22.4
Effect of exchange rate changes on cash	(16.1)	32.8

Net Decrease in Cash and Cash Equivalents	(11.0)	(183.6)
Cash and cash equivalents at beginning of period	1,272.4	2,106.7

Cash and cash equivalents at end of period	$1,261.4	$1,923.1

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2012.

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

Three Months Ended March 31,	2013	2012
Additional shares	800,600	829,500
Antidilutive options	2,384,300	2,571,900

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires disclosure of additional information about reclassification adjustments from other comprehensive income. The ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company adopted ASU 2013-02 in the first quarter of 2013; the implementation of this amendment resulted in additional disclosures (see note F), but did not have an impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, an update to ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASUs require entities with derivatives, repurchase agreements and securities borrowing and lending transactions that are either offset on the balance sheet, or subject to a master netting arrangement, to provide expanded disclosures about the nature of the rights of offset. The updated ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company adopted ASU 2013-01 in the first quarter of 2013; the implementation of this amendment resulted in additional disclosures (see note I), but did not have an impact on the Company’s consolidated financial statements.

NOTE B – Investments in Marketable Debt Securities

The Company’s investments in marketable debt securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive (loss) income.

The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third-party pricing services including the manner employed to collect market information. On a quarterly basis, the Company also performs review and validation procedures on the pricing information received from the third-party providers. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance.

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

Marketable debt securities at March 31, 2013 and December 31, 2012 consisted of the following:

At March 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$219.7	$1.7		$221.4
U.S. corporate securities	65.4	.3		65.7
U.S. government and agency securities	.4	.1		.5
Non-U.S. government securities	333.0	5.4		338.4
Non-U.S. corporate securities	437.6	1.3	$.3	438.6
Other debt securities	112.7	.5	.1	113.1

	$1,168.8	$9.3	$.4	$1,177.7

At December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$217.2	$1.5	$.1	$218.6
U.S. corporate securities	59.8	.3		60.1
U.S. government and agency securities	.8			.8
Non-U.S. government securities	349.3	5.8	.1	355.0
Non-U.S. corporate securities	447.5	1.4	.2	448.7
Other debt securities	108.9	.6		109.5

	$1,183.5	$9.6	$.4	$1,192.7

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. The proceeds from sales and maturities of marketable securities for the three months ended March 31, 2013 and 2012 were $170.1 and $129.7, respectively. Gross realized gains were $.1 and $.7 and gross realized losses were $.1 for both the three month periods ended March 31, 2013 and 2012, respectively.

The fair value of marketable debt securities that have been in an unrealized loss position for less than 12 months at March 31, 2013 was $190.7 and the associated unrealized loss was $.4. The fair value of marketable debt securities that have been in an unrealized loss position for less than 12 months at December 31, 2012 was $291.0 and the associated unrealized loss was $.4. There were no marketable debt securities that have been in an unrealized loss position for 12 months or greater at March 31, 2013 and December 31, 2012.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

For the investment securities in gross unrealized loss positions identified above, the Company does not intend to sell the investment securities. It is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses and the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairments during the periods presented.

Contractual maturities on marketable debt securities at March 31, 2013 were as follows:

Maturities:	Amortized Cost	Fair Value
Within one year	$508.8	$512.0
One to five years	659.8	665.5
Six to ten years	.2	.2

	$1,168.8	$1,177.7

NOTE C – Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last-in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	March 31 2013	December 31 2012
Finished products	$446.3	$432.0
Work in process and raw materials	542.1	519.8

	988.4	951.8
Less LIFO reserve	(170.2)	(169.4)

	$818.2	$782.4

Under the LIFO method of accounting (used for approximately 49% of March 31, 2013 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D – Finance and Other Receivables

Finance and other receivables include the following:

	March 31 2013	December 31 2012
Loans	$3,735.3	$3,738.2
Retail direct financing leases	2,473.4	2,489.3
Sales-type finance leases	888.8	916.8
Dealer wholesale financing	1,526.0	1,541.0
Operating lease and other trade receivables	116.3	112.0
Unearned interest: Finance leases	(357.7)	(369.0)

	8,382.1	8,428.3

Less allowance for losses:
Loans and leases	(114.4)	(112.6)
Dealer wholesale financing	(11.8)	(11.8)
Operating lease and other trade receivables	(6.7)	(5.6)

	$8,249.2	$8,298.3

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2013 or December 31, 2012. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is impaired or on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately four months in 2013 and seven months in 2012 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2013 and December 31, 2012.

The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and direct and sales-type finance leases, net of unearned interest. The wholesale segment consists of truck inventory financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires monthly reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases, obtains personal guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest generally over 36 to 60 months and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

The Company individually evaluates certain finance receivables for impairment. Finance receivables which are evaluated individually for impairment consist of all wholesale accounts and certain large retail accounts with past due balances or otherwise determined to be at a higher risk of loss. A finance receivable is impaired if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled. In addition, all retail loans and leases which have been classified as TDRs and all customer accounts over 90 days past due are considered impaired. Generally, impaired accounts are on non-accrual status. Impaired accounts classified as TDRs which have been performing for 90 consecutive days are placed on accrual status if it is deemed probable that the Company will collect all principal and interest payments.

Impaired receivables are considered collateral dependent. Large balance retail and all wholesale impaired receivables are individually evaluated to determine the appropriate reserve for losses. The determination of reserves for large balance impaired receivables considers the fair value of the associated collateral. When the underlying collateral fair value exceeds the Company’s recorded investment, no reserve is recorded. Small balance impaired receivables with similar risk characteristics are evaluated as a separate pool to determine the appropriate reserve for losses using the historical loss information discussed below.

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

In determining the fair value of the collateral, the Company uses a pricing matrix and categorizes the fair value as Level 2 in the hierarchy of fair value measurement. The pricing matrix is reviewed quarterly and updated as appropriate. The pricing matrix considers the make, model and year of the equipment as well as recent sales prices of comparable equipment through wholesale channels to the Company’s dealers (principal market). The fair value of the collateral also considers the overall condition of the equipment.

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

For the following credit quality disclosures, finance receivables are classified as dealer wholesale, dealer retail and customer retail segments. Customer retail receivables are further segregated between fleet and owner/operator classes. Each individual class has similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk. The wholesale segment consists of truck inventory financing to PACCAR dealers. The customer retail segment consists of loans and leases directly to customers for the acquisition of commercial vehicles and related equipment. The dealer retail segment consists of loans and leases to participating dealers and franchises that use the proceeds to fund customers’ acquisition of commercial vehicles and related equipment. The fleet class consists of customer retail accounts operating more than five trucks. All other customer retail accounts are considered owner/operator.

The allowance for credit losses is summarized as follows:

	2013
		Retail
	Wholesale	Customer	Dealer	Other*	Total
Balance at January 1	$11.8	$99.2	$13.4	$5.6	$130.0
Provision for losses	.3	5.5	(.8)	1.5	6.5
Charge-offs	(.1)	(4.6)		(.4)	(5.1)
Recoveries		1.4		.2	1.6
Currency translation and other	(.2)	.4	(.1)	(.2)	(.1)

Balance at March 31	$11.8	$101.9	$12.5	$6.7	$132.9

	2012
		Retail
	Wholesale	Customer	Dealer	Other*	Total
Balance at January 1	$11.7	$106.5	$12.0	$8.8	$139.0
Provision for losses	2.7	3.4	.1	1.3	7.5
Charge-offs		(6.7)		(2.1)	(8.8)
Recoveries		1.3		.1	1.4
Currency translation and other	.2	2.0			2.2

Balance at March 31	$14.6	$106.5	$12.1	$8.1	$141.3

* Operating lease and other trade receivables.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

		Retail
At March 31, 2013	Wholesale	Customer	Dealer	Total
Recorded investment for impaired finance receivables evaluated individually	$3.7	$68.3		$72.0
Allowance for impaired finance receivables determined individually	2.2	12.6		14.8
Recorded investment for finance receivables evaluated collectively	1,522.3	5,283.5	$1,388.0	8,193.8
Allowance for finance receivables determined collectively	9.6	89.3	12.5	111.4

		Retail
At December 31, 2012	Wholesale	Customer	Dealer	Total
Recorded investment for impaired finance receivables evaluated individually	$3.6	$67.4	$.1	$71.1
Allowance for impaired finance receivables determined individually	2.2	10.8		13.0
Recorded investment for finance receivables evaluated collectively	1,537.4	5,278.2	1,429.6	8,245.2
Allowance for finance receivables determined collectively	9.6	88.4	13.4	111.4

The recorded investment for finance receivables that are on non-accrual status in the wholesale segment and the fleet, owner/operator and retail dealer portfolio classes as of March 31, 2013 is $3.1, $46.6, $10.3 and nil, respectively, and as of December 31, 2012 was $3.1, $42.8, $11.7 and $.1, respectively.

Impaired Loans

Impaired loans with no specific reserves were $5.5 and $6.8 at March 31, 2013 and December 31, 2012, respectively. Impaired loans with a specific reserve are summarized below. The impaired loans with specific reserve represent the unpaid principal balance.

		Retail Customer
At March 31, 2013	Wholesale	Fleet	Owner / Operator	Retail Dealer	Total
Impaired loans with a specific reserve	$3.7	$39.6	$5.9		$49.2
Associated allowance	(2.2)	(8.4)	(1.2)		(11.8)

Net carrying amount of impaired loans	$1.5	$31.2	$4.7		$37.4

Average recorded investment*	$6.3	$39.3	$8.1		$53.7

* Represents the average during the 12 months ended March 31, 2013.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

		Retail Customer
At December 31, 2012	Wholesale	Fleet	Owner / Operator	Retail Dealer	Total
Impaired loans with a specific reserve	$3.6	$43.9	$6.8		$54.3
Associated allowance	(2.2)	(7.3)	(1.2)		(10.7)

Net carrying amount of impaired loans	$1.4	$36.6	$5.6		$43.6

Average recorded investment*	$17.9	$31.9	$11.4		$61.2

* Represents the average during the 12 months ended March 31, 2012.

During the period the loans above were considered impaired, interest income recognized on a cash basis is as follows:

Three Months Ended March 31,	2013	2012
Interest income recognized:
Fleet	$.4	$.4
Owner/Operator	.2	.3

	$.6	$.7

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in North America, Europe and Australia. The Company’s portfolio is diversified over a large number of customers and dealers with no single customer or dealer balance representing over 4% of the total portfolio. The Company retains as collateral a security interest in the related equipment.

At the inception of each contract, the Company considers the credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit-rating agency ratings, loan-to-value ratios and other internal metrics. On an ongoing basis, the Company monitors credit quality based on past-due status and collection experience as the Company has found a meaningful correlation between the past due status of customers and the risk of loss.

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

		Retail Customer
At March 31, 2013	Wholesale	Fleet	Owner / Operator	Retail Dealer	Total
Performing	$1,467.4	$3,921.8	$1,317.7	$1,382.6	$8,089.5
Watch	54.9	31.5	12.5	5.4	104.3
At-risk	3.7	56.2	12.1		72.0

	$1,526.0	$4,009.5	$1,342.3	$1,388.0	$8,265.8

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

		Retail Customer
At December 31, 2012	Wholesale	Fleet	Owner / Operator	Retail Dealer	Total
Performing	$1,479.1	$3,878.4	$1,365.6	$1,423.3	$8,146.4
Watch	58.3	23.5	10.7	6.3	98.8
At-risk	3.6	54.7	12.7	.1	71.1

	$1,541.0	$3,956.6	$1,389.0	$1,429.7	$8,316.3

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

		Retail Customer
At March 31, 2013	Wholesale	Fleet	Owner / Operator	Retail Dealer	Total
Current and up to 30 days past due	$1,520.2	$3,980.8	$1,321.1	$1,388.0	$8,210.1
31 – 60 days past due	1.9	11.8	9.3		23.0
Greater than 60 days past due	3.9	16.9	11.9		32.7

	$1,526.0	$4,009.5	$1,342.3	$1,388.0	$8,265.8

		Retail Customer
At December 31, 2012	Wholesale	Fleet	Owner / Operator	Retail Dealer	Total
Current and up to 30 days past due	$1,537.0	$3,934.8	$1,369.0	$1,429.7	$8,270.5
31 – 60 days past due	.5	9.4	7.9		17.8
Greater than 60 days past due	3.5	12.4	12.1		28.0

	$1,541.0	$3,956.6	$1,389.0	$1,429.7	$8,316.3

Troubled Debt Restructurings

The balance of TDRs was $37.8 and $38.5 at March 31, 2013 and December 31, 2012, respectively. At modification date, the pre-modification and post-modification recorded investment balances by portfolio class are as follows:

Three Months Ended March 31,	2013		2012
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$4.2	$4.1	$11.9	$11.2
Owner / Operator	.5	.5	1.0	1.0

	$4.7	$4.6	$12.9	$12.2

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2013.

The post-modification recorded investment in finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past-due) in the first quarter of 2013 was $.5 and $.1 for fleet and owner/operator, respectively, and in the first quarter of 2012 was $.9 and $.1 for fleet and owner/operator, respectively. The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at March 31, 2013 and 2012.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory which is included in Financial Services other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at March 31, 2013 and December 31, 2012 was $11.5 and $20.9, respectively. Proceeds from the sales of repossessed assets were $20.3 and $16.2 for the three months ended March 31, 2013 and 2012, respectively. These amounts are included in proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expense on the Consolidated Statements of Comprehensive Income.

NOTE E – Product Support Liabilities

Product support liabilities are estimated future payments related to product warranties, optional extended warranties and repair and maintenance (R&M) contracts. The Company generally offers one year warranties covering most of its vehicles and related aftermarket parts. Specific terms and conditions vary depending on the product and the country of sale. Optional extended warranty and R&M contracts can be purchased for periods which generally range up to five years. Warranty expenses and reserves are estimated and recorded at the time products or contracts are sold based on historical data regarding the source, frequency and cost of claims, net of any recoveries. The Company periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience. Revenue from extended warranty contracts is deferred and recognized to income on a straight-line basis over the contract period. Warranty costs on these contracts are recognized as incurred.

Changes in product support liabilities are summarized as follows:

	2013	2012
Balance at January 1	$540.7	$448.7
Cost accruals and revenue deferrals	68.6	87.7
Payments and revenue recognized	(58.5)	(58.6)
Currency translation	(10.9)	8.2

Balance at March 31	$539.9	$486.0

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE F – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income were as follows:

Three Months Ended March 31,	2013	2012
Net income	$236.1	$327.3
Other comprehensive income:
Derivative contracts, net of tax of $(1.1) and $.4	2.1	(1.0)
Marketable securities, net of tax of $.1 and $(.2)	(.2)	.3
Employee benefit plans, net of tax of $(6.7) and $(1.9)	14.6	4.5
Currency translation (losses) gains	(96.0)	91.3

Net other comprehensive (loss) income	(79.5)	95.1

Comprehensive income	$156.6	$422.4

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive (loss)/income (AOCI) as of March 31, 2013 and December 31, 2012 and the changes in AOCI during the three months ended March 31, 2013 by component* are as follows:

	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for- Sales Securities	Defined Benefit Pension Plans	Foreign Currency Translation	Total
Balance at December 31, 2012	$(27.2)	$6.6	$(496.5)	$357.6	$(159.5)
Amounts recorded in AOCI	14.9	(.2)	7.3	(96.0)	(74.0)
Amounts reclassified out of AOCI	(12.8)		7.3		(5.5)

Net current period OCI	2.1	(.2)	14.6	(96.0)	(79.5)

Balance at March 31, 2013	$(25.1)	$6.4	$(481.9)	$261.6	$(239.0)

*All amounts are net of tax. Amounts in parentheses indicate reductions in the AOCI component of stockholders’ equity.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the three months ended March 31, 2013 are as follows:

AOCI Components	Line Item in the Consolidated Statement of Comprehensive Income	Amount Reclassified Out of AOCI**
Gains and Losses on cash flow hedges
Truck, Parts and Other:
Foreign-exchange contracts	Cost of sales and revenue	$(2.3)
	Interest and other (income) expense, net	(.2)

Financial Services:
Interest-rate contracts	Interest and other borrowing expenses	(15.6)

	Pre-tax expense reduction	(18.1)
	Tax expense	5.3

	After-tax expense reduction	(12.8)

Defined benefit pension plans
Truck, Parts and Other:
Prior service costs	Cost of sales and revenue	$.3
Actuarial loss	Cost of sales and revenue $5.7, SG&A $4.8	10.5

Financial Services:
Actuarial loss	SG&A	.4

	Pre-tax expense	11.2
	Tax benefit	(3.9)

	After-tax expense	7.3

Total reclassifications out of AOCI		$(5.5)

** Amounts in parentheses indicate reductions in expenses in the Consolidated Statement of Comprehensive Income. Amounts without parenthesis indicate expenses in the Consolidated Statement of Comprehensive Income.

The amount reclassified out of accumulated comprehensive income for realized gains on available-for-sale securities was nil for the three months ended March 31, 2013.

Stock Compensation Plans

Stock-based compensation expense was $5.8 and $5.9 for the three months ended March 31, 2013 and 2012, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $.6 and $.8 for the three months ended March 31, 2013 and 2012, respectively, and have been classified as a financing cash flow.

During the first quarter of 2013, the Company issued 336,827 common shares under deferred and stock compensation arrangements.

NOTE G – Income Taxes

The effective income tax rate in the first quarter of 2013 of 30.0% decreased from 31.7% in the first quarter of 2012. The decrease in the current quarter effective tax rate was primarily due to the impact of U.S. tax law changes enacted on January 2, 2013 that had a retroactive effect to January 1, 2012 for research and development and undistributed foreign finance income.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE H – Segment Information

PACCAR operates in three principal segments: Truck, Parts and Financial Services.

Three Months Ended March 31,	2013	2012
Net sales and revenues:
Truck
Total	$3,075.8	$3,971.7
Less intersegment	(142.5)	(177.3)

External customers	2,933.3	3,794.4

Parts
Total	678.4	691.1
Less intersegment	(11.0)	(10.7)

External customers	667.4	680.4

Other	30.5	39.9

	3,631.2	4,514.7
Financial Services	293.1	261.4

	$3,924.3	$4,776.1

Income (loss) before income taxes:
Truck	$165.0	$300.3
Parts	95.3	101.6
Other	(9.7)	(3.1)

	250.6	398.8
Financial Services	80.1	71.3
Investment income	6.5	8.9

	$337.2	$479.0

Depreciation and amortization:
Truck	$77.7	$77.7
Parts	1.3	1.6
Other	2.5	2.6

	81.5	81.9
Financial Services	103.2	88.7

	$184.7	$170.6

Included in Other is the Company’s industrial winch manufacturing business and other sales, income and expense not attributable to a reportable segment, including a portion of corporate expenses.

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

All of the Company’s interest-rate contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events.

For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at March 31, 2013.

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

At March 31, 2013, the notional amount of the Company’s interest-rate contracts was $3,325.3. Notional maturities for all interest-rate contracts are $684.6 for the remainder of 2013, $1,349.9 for 2014, $930.6 for 2015, $148.5 for 2016, $209.2 for 2017 and $2.5 thereafter. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At March 31, 2013, the notional amount of the outstanding foreign-exchange contracts was $253.2. Foreign-exchange contracts mature within one year.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet locations and fair value of derivative financial instruments:

	March 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$12.0		$4.6
Deferred taxes and other liabilities		$91.6		$111.7
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	.2		.2
Accounts payable, accrued expenses and other		1.1		.1

Total	$12.2	$92.7	$4.8	$111.8

	March 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Economic hedges:
Interest-rate contracts:
Financial Services:
Other assets	$.7
Deferred taxes and other liabilities				$.6
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	.2		$.3
Accounts payable, accrued expenses and other		$.3		.2
Financial Services:
Other assets	.3
Deferred taxes and other liabilities				.4

Total	$1.2	$.3	$.3	$1.2

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following tables present the gross and pro forma net amounts in the statement of financial position of derivative financial instruments.

As of March 31, 2013	Gross Amount Recognized in Balance Sheet	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Assets:
Truck, Parts and Other
Foreign exchange contracts	$.4		$.4
Financial Services
Interest rate contracts	12.7	$(6.0)	6.7
Foreign exchange contracts	.3		.3

Total Derivative Assets	$13.4	$(6.0)	$7.4

Liabilities:
Truck, Parts and Other
Foreign exchange contracts	$1.4		$1.4
Financial Services
Interest rate contracts	91.6	$(6.0)	85.6

Total Derivative Liabilities	$93.0	$(6.0)	$87.0

As of December 31, 2012	Gross Amount Recognized in Balance Sheet	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Assets:
Truck, Parts and Other
Foreign exchange contracts	$.5		$.5
Financial Services
Interest rate contracts	4.6	$(2.6)	2.0

Total Derivative Assets	$5.1	$(2.6)	$2.5

Liabilities:
Truck, Parts and Other
Foreign exchange contracts	$.3		$.3
Financial Services
Interest rate contracts	112.3	$(2.6)	109.7
Foreign exchange contracts	.4		.4

Total Derivative Liabilities	$113.0	$(2.6)	$110.4

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

Three Months Ended March 31,	2013	2012
Interest-rate swaps	$.2	$2.1
Term notes	(.2)	(2.2)

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive (loss) income to the extent such hedges are considered effective. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 5.2 years.

Amounts in accumulated other comprehensive (loss) income are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to cost of sales or to Financial Services interest expense, consistent with the hedged transaction. For the three months ended March 31, 2013 and 2012, the Company recognized gains on the ineffective portions of $.1 and $.2, respectively.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income and earnings:

Three Months Ended March 31,	2013		2012
	Interest-Rate Contracts	Foreign-Exchange Contracts	Interest-Rate Contracts	Foreign-Exchange Contracts
Loss (gain) recognized in OCI:
Truck, Parts and Other:		$(1.6)		$1.2
Financial Services:	$(19.7)		$5.5

	$(19.7)	$(1.6)	$5.5	$1.2

Expense (income) reclassified out of accumulated other comprehensive (loss) income into income:

Three Months Ended March 31,	2013		2012
	Interest-Rate Contracts	Foreign-Exchange Contracts	Interest-Rate Contracts	Foreign-Exchange Contracts
Truck, Parts and Other:
Cost of sales and revenues		$(2.3)		$2.6
Interest and other expense (income), net		(.2)		.4
Financial Services:
Interest and other borrowing expenses	$(15.6)		$2.8

	$(15.6)	$(2.5)	$2.8	$3.0

The amount of loss recorded in accumulated other comprehensive (loss) income at March 31, 2013 that is estimated to be reclassified to interest expense or cost of sales in the following 12 months if interest rates and exchange rates remain unchanged is approximately $20.1, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

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

The (income) expense recognized in earnings related to economic hedges is as follows:

Three Months Ended March 31,	2013		2012
	Interest-Rate Contracts	Foreign-Exchange Contracts	Interest-Rate Contracts	Foreign-Exchange Contracts
Truck, Parts and Other:
Cost of sales and revenues		$(.1)
Interest and other income, net		1.7		$(.6)
Financial Services:
Interest and other borrowing expenses (income)	$(1.3)	.3	$1.0	(.3)

	$(1.3)	$1.9	$1.0	$(.9)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2013. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At March 31, 2013	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$221.4	$221.4
U.S. corporate securities		65.7	65.7
U.S. government and agency securities	$.3	.2	.5
Non-U.S. government securities		338.4	338.4
Non-U.S. corporate securities		438.6	438.6
Other debt securities		113.1	113.1

Total marketable debt securities	$.3	$1,177.4	$1,177.7

Derivatives
Interest-rate swaps		$1.7	$1.7
Cross currency swaps		11.0	11.0
Foreign-exchange contracts		.7	.7

Total derivative assets		$13.4	$13.4

Liabilities:
Derivatives
Cross currency swaps		$58.2	$58.2
Interest-rate swaps		33.4	33.4
Foreign-exchange contracts		1.4	1.4

Total derivative liabilities		$93.0	$93.0

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2012	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$218.6	$218.6
U.S. corporate securities		60.1	60.1
U.S. government and agency securities	$.6	.2	.8
Non-U.S. government securities		355.0	355.0
Non-U.S. corporate securities		448.7	448.7
Other debt securities		109.5	109.5

Total marketable debt securities	$.6	$1,192.1	$1,192.7

Derivatives
Interest-rate swaps		$1.6	$1.6
Cross currency swaps		3.0	3.0
Foreign-exchange contracts		.5	.5

Total derivative assets		$5.1	$5.1

Liabilities:
Derivatives
Cross currency swaps		$74.1	$74.1
Interest-rate swaps		38.2	38.2
Foreign-exchange contracts		.7	.7

Total derivative liabilities		$113.0	$113.0

Fair Value Disclosure of Other Financial Instruments

For financial instruments that are not recognized at fair value, the Company uses the following methods and assumptions to determine the fair value. These instruments are categorized as Level 2, except fixed-rate loans which are categorized as Level 3.

Cash and Cash Equivalents: Carrying amounts approximate fair value.

Financial Services Net Receivables: For floating-rate loans, wholesale financings, and operating lease and other trade receivables, carrying values approximate fair values. For fixed-rate loans, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable loans. Finance lease receivables and related allowance for credit losses have been excluded from the accompanying table.

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

The Company’s estimate of fair value for fixed-rate loans and debt that are not carried at fair value at March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Financial Services fixed-rate loans	$3,378.9	$3,434.8	$3,361.7	$3,434.8

Liabilities:
Truck, Parts and Other fixed-rate debt	$150.0	$158.2	$150.0	$160.6
Financial Services fixed-rate debt	$3,484.2	$3,549.9	$3,277.2	$3,350.5

NOTE K – Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

Three Months Ended March 31,	2013	2012
Service cost	$18.9	$17.1
Interest on projected benefit obligation	20.3	20.0
Expected return on assets	(29.9)	(27.4)
Amortization of prior service costs	.3	.4
Recognized actuarial loss	10.9	10.6

Net pension expense	$20.5	$20.7

During the three months ended March 31, 2013 and 2012, the Company contributed $3.4 and $82.7 to its pension plans, respectively.

PACCAR Inc - Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

PACCAR is a global technology company whose Truck segment includes the design and manufacture of high-quality, light-, medium- and heavy-duty commercial trucks. In North America, trucks are sold under the Kenworth and Peterbilt nameplates, in Europe, under the DAF nameplate and in Australia and South America, under the Kenworth and DAF nameplates. The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles. The Company’s Financial Services segment (PFS) derives its earnings primarily from financing or leasing PACCAR products in North America, Europe and Australia. The Company’s Other business is the manufacturing and marketing of industrial winches.

Consolidated net sales and revenues were $3.92 billion in the first quarter of 2013 compared to $4.78 billion in same period in 2012 primarily due to lower truck deliveries in North America. Truck unit sales decreased in the first quarter of 2013 to 30,600 units from 39,800 units in the same period in 2012, reflecting lower industry retail sales in North America. Aftermarket parts sales in the first quarter of 2013 were $667.4 million compared to $680.4 million in the first quarter of 2012 due to lower sales in Europe.

Net income in the first quarter of 2013 was $236.1 million ($.67 per diluted share) a decrease from $327.3 million ($.91 per diluted share) in the first quarter of 2012 primarily due to lower pretax income in the Truck segment.

During March 2013, the Company announced the launch of the Kenworth T880 and Peterbilt Model 567 at the Mid-America Truck Show in Louisville, Kentucky. These new models expand PACCAR’s construction, utility and refuse vehicle offerings in North America and complement the Kenworth T680 and Peterbilt Model 579 on-highway vehicles launched in 2012. All of these vehicles are lightweight and utilize a 2.1 meter-wide stamped aluminum cab.

In April 2013, the Company announced the launch of DAF LF and CF Euro 6 truck models and the PACCAR MX-11 Euro 6 engine at the Commercial Vehicle Show in Birmingham, the United Kingdom. The DAF LF has been designed for distribution and urban delivery and the CF designed for a wide range of applications, ranging from regional transportation to heavy construction. These DAF Euro 6 models have durable lightweight chassis, fuel-efficient drivelines, enhanced aerodynamic exteriors and spacious interiors.

The PACCAR MX-11 Euro 6 engine is a 10.8-liter engine with power outputs ranging from 290 to 440 horsepower and a torque range up to 1,500 lb.-ft. and adds to the broad range of PACCAR engines that have been developed and are available for DAF’s Euro 6 vehicles. In the first quarter of 2013, the Company’s research and development expenses (R&D) of $72.1 million were comparable to the $72.3 million in the first quarter of 2012 and focused on engine and other new vehicle development.

Truck and Parts Outlook

Truck industry retail sales in the U.S. and Canada in 2013 are expected to be 210,000-240,000 units compared to 224,900 units in 2012, reflecting the ongoing replacement of the aging industry fleet and some anticipated improvement in the economy.
The 2013 truck industry registrations for over 16-tonne vehicles in Europe are expected to be 210,000-235,000 units compared to 221,500 units in 2012 as some customers are expected to purchase Euro 5 vehicles ahead of the introduction of the Euro 6 emission requirement in 2014.

Parts industry aftermarket sales in 2013 in the U.S. and Canada are expected to modestly increase due to some economic growth and an aging truck fleet. Parts industry aftermarket sales in Europe in 2013 are expected to be comparable to 2012, reflecting uncertain economic growth in the Eurozone.

Capital investments in 2013 are expected to be $400 to $500 million, focused on the completion of the truck factory in Brasil and the development of new products and services worldwide. R&D in 2013 is expected to be $250 to $275 million, focused on comprehensive product development programs and enhanced manufacturing operating efficiency.

PACCAR Inc - Form 10-Q

Financial Services Outlook

Based on the 2013 truck market outlook, average earning assets this year are expected to increase approximately 5-10% as new business financing from truck sales exceeds customer collections. Current levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, past due accounts, truck repossessions and credit losses would likely increase from the current low levels.

See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect the Truck, Parts and Financial Services outlook.

RESULTS OF OPERATIONS:

($ in millions, except per share amounts) Three Months Ended March 31,	2013	2012
Net sales and revenues:
Truck	$2,933.3	$3,794.4
Parts	667.4	680.4
Other	30.5	39.9

Truck, Parts and Other	3,631.2	4,514.7
Financial Services	293.1	261.4

	$3,924.3	$4,776.1

Income (loss) before taxes:
Truck	$165.0	$300.3
Parts	95.3	101.6
Other	(9.7)	(3.1)

Truck, Parts and Other	250.6	398.8
Financial Services	80.1	71.3
Investment income	6.5	8.9
Income taxes	(101.1)	(151.7)

Net income	$236.1	$327.3

Diluted earnings per share	$.67	$.91

Return on Revenues	6.0%	6.9%

The following provides an analysis of the results of operations for the Company’s three reportable segments, Truck, Parts and Financial Services. Where possible, the Company has quantified the factors identified in the following discussion and analysis. In cases where it is not possible to quantify the impact of factors, the Company lists them in estimated order of importance. Factors for which the Company is unable to specifically quantify the impact include market demand, fuel prices, freight tonnage and economic conditions affecting the Company’s results of operations.

PACCAR Inc - Form 10-Q

2013 Compared to 2012:

Truck

The Company’s Truck segment accounted for 74.7% of revenues in the first quarter of 2013 compared to 79.4% in the first quarter of 2012.

($ in millions) Three Months Ended March 31,	2013	2012	% Change
Truck net sales and revenues:
U.S. and Canada	$1,610.2	$2,376.4	(32)
Europe	851.4	822.0	4
Mexico, South America, Australia and Other	471.7	596.0	(21)

	$2,933.3	$3,794.4	(23)

Truck income before income taxes	$165.0	$300.3	(45)

Pre-tax return on revenues	5.6%	7.9%

The Company’s worldwide truck net sales and revenues in the first quarter of 2013 of $2.93 billion decreased from the first quarter of 2012 due to lower truck deliveries in the U.S. and Canada ($766.2 million) and Colombia ($190.8 million), partially offset by higher truck deliveries in Mexico and Australia. The decrease in Truck segment income before income taxes for the first quarter of 2013 reflects the lower truck unit deliveries as slower economic growth has led to reduced demand for new trucks.

The effect of foreign currencies on Truck income before income taxes in the first quarter of 2013 was not significant.

The Company’s new truck deliveries are summarized below:

($ in millions) Three Months Ended March 31,	2013	2012	% Change
United States	12,700	19,300	(34)
Canada	2,700	3,600	(25)

U.S. and Canada	15,400	22,900	(33)
Europe	10,600	11,000	(4)
Mexico, South America, Australia and Other	4,600	5,900	(22)

Total units	30,600	39,800	(23)

The Company’s U.S. and Canada heavy-duty truck retail market share was 26.6% in the first quarter of 2013 compared to 28.9% in the first quarter of 2012. Industry retail sales in the heavy-duty market in the U.S. and Canada decreased to 44,900 units in the first quarter of 2013 compared to 53,900 units in the first quarter of 2012. The medium-duty market was 16,200 units in the first quarter of 2013 compared to 18,300 units in the first quarter of 2012. The Company’s medium-duty market share was 12.1% in the first quarter of 2013 compared to 13.4% in the first quarter of 2012.

The over 16-tonne truck market in Western and Central Europe was 48,400 units in the first quarter of 2013 compared to 57,700 units in the first quarter of 2012. The Company’s market share was 15.9% in the first quarter of 2013 compared to 15.6% in the first quarter of 2012. DAF market share in the 6- to 16-tonne market in the first quarter of 2013 was 10.9%, compared to 11.4% in the first quarter of 2012. The 6- to 16-tonne market in the first quarter of 2013 was 11,900 units, compared to 14,000 units in the first quarter of 2012.

PACCAR Inc - Form 10-Q

The major factors for the change in net sales and revenues, cost of sales and revenues, and gross margin for the three months ended March 31, 2013 for the Truck segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Three Months Ended March 31, 2012	$3,794.4	$3,385.1	$409.3
Increase (decrease)
Truck delivery volume	(869.0)	(730.9)	(138.1)
Average truck sales prices	(10.8)		(10.8)
Average per truck material, labor and other direct costs		10.4	(10.4)
Factory overhead, warehouse and other indirect costs		(18.3)	18.3
Operating lease income and depreciation expense	20.6	19.8	.8
Currency translation	(1.9)	.2	(2.1)

Total decrease	(861.1)	(718.8)	(142.3)

Three Months Ended March 31, 2013	$2,933.3	$2,666.3	$267.0

•

Truck delivery volume reflects lower truck deliveries in the U.S. and Canada and Colombia, partially offset by higher deliveries in Mexico and Australia. Average truck sales prices decreased sales by $10.8 million reflecting decreased price realization in Latin America.

•	Average truck cost increased $10.4 million primarily due to higher direct labor and other direct costs.

•

Factory overhead, warehouse and other indirect costs decreased $18.3 million primarily due to lower manufacturing supplies and maintenance ($9.9 million) and salaries and related costs ($7.0 million) resulting from lower production levels.

•	Operating lease income and depreciation expense increased due to a higher volume of operating leases.

•	Truck gross margin in the first quarter of 2013 of 9.1% decreased from 10.8% in the same period in 2012 primarily from lower truck volume as noted above.

Truck SG&A was $53.1 million in the first quarter of 2013 compared to $61.0 in the first quarter of 2012, reflecting lower salaries and related expenses. As a percentage of sales, SG&A was 1.8% in the first quarter of 2013 and 1.6% in the first quarter 2012 as the Company continued ongoing cost control.

Parts

The Company’s Parts segment accounted for 17.0% of revenues in the first quarter of 2013 compared to 14.2% in the first quarter of 2012, reflecting stable Parts deliveries and the decrease in Truck segment deliveries.

($ in millions) Three Months Ended March 31,	2013	2012	% Change
Parts net sales and revenues:
U.S. and Canada	$382.7	$379.5	1
Europe	200.0	216.5	(8)
Mexico, South America, Australia and Other	84.7	84.4

	$667.4	$680.4	(2)

Parts income before income taxes	$95.3	$101.6	(6)

Pre-tax return on revenues	14.3%	14.9%

The Company’s worldwide parts net sales and revenues decreased primarily due to lower market demand in Europe, partially offset by slightly higher market demand in the U.S. and Canada. The decrease in Parts segment income before taxes and pretax return on revenues was primarily due to lower gross margin ($6.1 million) as noted in the table below.

PACCAR Inc - Form 10-Q

The effect of foreign currencies on Parts income before income taxes in the first quarter of 2013 was not significant.

The major factors for the change in net sales and revenues, cost of sales and revenues, and gross margin for the three months ended March 31, 2013 for the Parts segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Three Months Ended March 31, 2012	$680.4	$504.5	$175.9
Increase (decrease)
Aftermarket parts volume	(13.2)	(11.1)	(2.1)
Average aftermarket parts sales prices	.2		.2
Average aftermarket parts direct costs		2.1	(2.1)
Warehouse and other indirect costs		1.8	(1.8)
Currency translation		.3	(.3)

Total decrease	(13.0)	(6.9)	(6.1)

Three Months Ended March 31, 2013	$667.4	$497.6	$169.8

•

Lower market demand in Europe, partially offset by higher market demand in the U.S. and Canada resulted in decreased aftermarket parts sales volume of $13.2 million and related cost of sales by $11.1 million.

•	Average aftermarket parts direct costs increased $2.1 million from higher material costs.

•	Warehouse and other indirect costs increased $1.8 million primarily due to higher costs from warehouse capacity expansion to support higher future sales volume.

•	Parts gross margins in the first quarter of 2013 of 25.4% decreased from 25.9% in the first quarter of 2012 due to the factors noted above.

Parts SG&A was $50.8 million in the first quarter of 2013 and $52.2 million in the first quarter of 2012. The lower SG&A reflects lower marketing expenses ($1.3 million). As a percentage of sales, SG&A was 7.6% in the first quarter of 2013 and 7.7% in the first quarter 2012.

PACCAR Inc - Form 10-Q

Financial Services

The Company’s Financial Services segment accounted for 7.5% of revenues in the first quarter of 2013, an increase from 5.5% in the first quarter of 2012 primarily due to higher average earning assets and a decrease in Truck segment unit deliveries.

($ in millions)
Three Months Ended March 31,	2013	2012	% Change
New loan and lease volume:
U.S. and Canada	$476.8	$551.7	(14)
Europe	191.3	223.3	(14)
Mexico and Australia	193.9	155.1	25

	$862.0	$930.1	(7)
New loan and lease volume by product:
Loans and finance leases	$680.6	$773.9	(12)
Equipment on operating leases	181.4	156.2	16

	$862.0	$930.1	(7)
New loan and lease unit volume:
Loans and finance leases	6,700	7,850	(15)
Equipment on operating leases	1,800	1,550	16

	8,500	9,400	(10)
Average earning assets:
U.S. and Canada	$6,188.0	$5,433.1	14
Europe	2,372.1	2,308.2	3
Mexico and Australia	1,733.7	1,444.5	20

	$10,293.8	$9,185.8	12
Average earning assets by product:
Loans and finance leases	$6,781.9	$5,952.5	14
Dealer wholesale financing	1,385.3	1,524.4	(9)
Equipment on lease and other	2,126.6	1,708.9	24

	$10,293.8	$9,185.8	12
Revenue:
U.S. and Canada	$160.8	$136.5	18
Europe	72.3	72.4
Mexico and Australia	60.0	52.5	14

	$293.1	$261.4	12
Revenue by product:
Loans and finance leases	$101.2	$95.0	7
Dealer wholesale financing	12.6	14.9	(15)
Equipment on lease and other	179.3	151.5	18

	$293.1	$261.4	12

Income before income taxes	$80.1	$71.3	12

In the first three months of 2013, new loan and lease volume decreased to $862.0 million from $930.1 million during the first quarter of 2012, reflecting a decrease in new PACCAR truck sales, partially offset by higher market share. PFS finance market share on new PACCAR trucks increased to 29.5% in the first quarter of 2013 from 25.9% in the first three months of 2012 primarily due to higher market share in the U.S. and Canada.

PACCAR Inc - Form 10-Q

The increase in PFS revenues primarily resulted from higher average earning asset balances, partially offset by lower yields. PFS income before income taxes increased to $80.1 million in the first quarter of 2013 compared to $71.3 million in the first quarter of 2012 primarily due to higher average finance receivables as noted below.

The major factors for the change in interest and fees, interest and other borrowing expenses and finance margin for the three months ended March 31, 2013 are outlined in the table below:

($ in millions)	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Three Months Ended March 31, 2012	$109.9	$39.7	$70.2
Increase (decrease)
Average finance receivables	11.2		11.2
Average debt balances		5.0	(5.0)
Yields	(7.1)		(7.1)
Borrowing rates		(5.7)	5.7
Currency translation	(.2)	(.1)	(.1)

Total increase (decrease)	3.9	(.8)	4.7

Three Months Ended March 31, 2013	$113.8	$38.9	$74.9

•

Average finance receivables increased $.7 billion from an increase in retail portfolio new business volume exceeding repayments, partially offset by a decrease in dealer wholesale financing, primarily in the U.S. and Canada.

•

Average debt balances increased $1.0 billion in the first quarter of 2013 and included increased medium-term note funding. The higher average debt balances reflect funding for the higher average earning asset portfolio, including loans, finance leases and equipment on operating leases.

•	Lower market rates resulted in lower portfolio yields (5.7% in 2013 and 6.1% in 2012) and lower borrowing rates (2.0% in 2013 and 2.4% in 2012).

The following table summarizes operating lease, rental and other income and depreciation and other expense:

(in millions)
Three Months Ended March 31,	2013	2012
Operating lease revenues	$157.4	$140.3
Used truck sales and other	21.9	11.2

Operating lease, rental and other income	$179.3	$151.5

Depreciation on operating lease	$101.3	$86.4
Vehicle operating expenses	23.3	24.4
Cost of used truck sales and other	19.5	8.0

Depreciation and other expense	$144.1	$118.8

PACCAR Inc - Form 10-Q

The major factors for the change in operating lease, rental and other income, depreciation and other expense and lease margin for the three months ended March 31, 2013 are outlined in the table below:

($ in millions)	Operating Lease, Rental and Other Income	Depreciation and Other Expense	Margin
Three Months Ended March 31, 2012	$151.5	$118.8	$32.7
Increase (decrease)
Used truck sales and other	10.6	11.5	(.9)
Gains on returned lease assets		(.2)	.2
Average operating lease assets	12.6	10.1	2.5
Revenue and cost per asset	4.2	3.6	.6
Currency translation	.4	.3	.1

Total increase	27.8	25.3	2.5

Three Months Ended March 31, 2013	$179.3	$144.1	$35.2

•

Used truck sales and other revenues increased operating lease, rental and other income by $10.6 million and depreciation and other expense by $11.5 million, reflecting a higher number of used truck units sold and lower results on sales.

•

Average operating lease assets increased $417.7 million, which increased income by $12.6 million and related depreciation and other expense by $10.1 million, as a result of a higher volume of equipment placed in service from higher demand for leased vehicles.

•	Average revenue and cost per asset increased $4.2 million and $3.6 million, respectively, reflecting the higher demand for leased vehicles.

The following tables summarize the provision for losses on receivables and net charge-offs:

	Provision For
($ in millions)	Losses on	Net
Three Months Ended March 31, 2013	Receivables	Charge-Offs
U.S. and Canada	$1.9	$1.6
Europe	3.1	1.5
Mexico and Australia	1.5	.4

	$6.5	$3.5

	Provision For
($ in millions)	Losses on	Net
Three Months Ended March 31, 2012	Receivables	Charge-Offs
U.S. and Canada	$1.9	$2.7
Europe	3.2	2.1
Mexico and Australia	2.4	2.6

	$7.5	$7.4

The provision for losses on receivables for the first quarter of 2013 declined $1.0 million compared to same period in 2012 due to a lower provision in Mexico and Australia reflecting lower charge-offs and improved portfolio quality since March 2012.

The Company modifies loans and finance leases as a normal part of its Financial Services operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not

PACCAR Inc - Form 10-Q

considered to be in financial difficulty. Insignificant delays are modifications extending terms up to three months for customers experiencing some short term financial stress, but not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification. When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies loans and finance leases for credit reasons and grants a concession, the modifications are classified as troubled debt restructurings (TDR).

The post-modification balance of accounts modified during the three months ended March 31, 2013 and 2012 are summarized below:

($ in millions)
Three Months Ended March 31,	2013		2012
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$96.8	5.7%	$78.8	5.3%
Insignificant Delay	17.9	1.1%	22.3	1.5%
Credit - No Concession	5.3	.3%	15.4	1.0%
Credit - Troubled Debt Restructuring (TDR)	4.6	.3%	12.2	.8%

	$124.6	7.4%	$128.7	8.6%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

First quarter 2013 total modification activity decreased slightly compared to 2012 due to lower modifications in all categories except commercial. The higher commercial modifications primarily reflected growth in the portfolio.

The following table summarizes the Company’s 30+ days past-due accounts:

	March 31 2013	December 31 2012	March 31 2012
Percentage of retail loan and lease accounts
30+ days past due:
U.S. and Canada	.2%	.3%	.9%
Europe	1.3%	1.0%	1.2%
Mexico and Australia	2.0%	1.5%	3.8%

Worldwide	.7%	.6%	1.5%

Worldwide PFS accounts 30+ days past due were .7% at March 31, 2013 and have increased from .6% at December 31, 2012 due to higher past dues in Europe and Mexico. The Company continues to focus on maintaining low past-due balances.

When the Company modifies a 30+ days past-due account, the customer is then generally considered current under the revised contractual terms. The Company modified $7.8 million of accounts worldwide during the first quarter of 2013, $11.5 million during the fourth quarter of 2012 and $20.1 million during the first quarter of 2012 that were 30+ days past-due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31 2013	December 31 2012	March 31 2012
Pro forma percentage of retail loan and lease accounts
30+ days past due:
U.S. and Canada	.3%	.4%	1.0%
Europe	1.5%	1.3%	1.8%
Mexico and Australia	2.2%	1.9%	4.8%

Worldwide	.9%	.8%	1.8%

PACCAR Inc - Form 10-Q

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past-dues if they were not performing under the modified terms at March 31, 2013, December 31, 2012 and March 31, 2012. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2013, December 31, 2012 and March 31, 2012.

For both first quarter of 2013 and 2012, the Company’s pretax return on revenue for Financial Services was 27.3%.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expense. Other sales represent approximately 1% of consolidated net sales and revenues for both the first quarter of 2013 and 2012. Other SG&A was $13.9 million in the first quarter of 2013 compared to $12.5 million in the first quarter of 2012. The SG&A increase was primarily due to higher salary related expenses. Other income (loss) before tax was a loss of $9.7 million in the first quarter of 2013 compared to a loss of $3.1 million in the same period of 2012, primarily due to lower income before tax from the winch business and higher salary related expenses.

Investment income was $6.5 million in the first quarter of 2013 compared to $8.9 million in the same period of 2012, respectively. The lower investment income in the first quarter of 2013 primarily reflects lower yields on investments from lower market interest rates and lower average investment balances.

The effective income tax rate in the first quarter of 2013 of 30.0% decreased from 31.7% in the first quarter of 2012. The lower effective income tax rate in 2013 was primarily due to the impact of U.S. tax law changes enacted on January 2, 2013 that had a retroactive effect to January 1, 2012 for R&D and undistributed foreign finance income.

(in millions)
Three Months Ended March 31,	2013	2012
Domestic income before taxes	$147.2	$259.4
Foreign income before taxes	190.0	219.6

Total income before taxes	$337.2	$479.0

Domestic pre-tax return on revenues	8.0%	10.4%
Foreign pre-tax return on revenues	9.1%	9.6%

Total pre-tax return on revenues	8.6%	10.0%

For the first quarter of 2013, the decrease in income before income taxes for domestic and foreign operations compared to the first quarter of 2012 was primarily due to Truck segment operations. The first quarter of 2013 return on revenues for domestic operations of 8.0% declined from 10.4% in 2012 and the first quarter of 2013 return on revenues for foreign operations of 9.1% declined from 9.6% in 2012. Both results reflect lower returns on Truck segment operations, partially offset by higher returns for Financial Services segment operations.

PACCAR Inc - Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)	March 31 2013	December 31 2012
Cash and cash equivalents	$1,261.4	$1,272.4
Marketable debt securities	1,177.7	1,192.7

	$2,439.1	$2,465.1

The Company’s total cash and marketable debt securities at March 31, 2013 was comparable to the balances at December 31, 2012.

The change in cash and cash equivalents is summarized below:

($ in millions) Three Months Ended March 31,	2013	2012
Operating activities:
Net income	$236.1	$327.3
Net income items not affecting cash	202.1	167.0
Pension contributions	(3.4)	(82.7)
Changes in operating assets and liabilities	(50.8)	(285.3)

Net cash provided by operating activities	384.0	126.3
Net cash used in investing activities	(341.5)	(365.1)
Net cash (used in) provided by financing activities	(37.4)	22.4
Effect of exchange rate changes on cash	(16.1)	32.8

Net decrease in cash and cash equivalents	(11.0)	(183.6)
Cash and cash equivalents at beginning of the period	1,272.4	2,106.7

Cash and cash equivalents at end of the period	$1,261.4	$1,923.1

Operating activities: Cash provided by operations increased $257.7 million to $384.0 million in the first quarter of 2013. The higher operating cash flow was primarily due to a $243.3 million lower increase in Financial Services segment wholesale receivables and $79.3 million from lower pension contributions in 2013, partially offset by $91.2 million of lower net income.

Investing activities: Cash used in investing activities of $341.5 million in the first quarter of 2013 decreased $23.6 million from the cash used in the first quarter of 2012. Net new loan and lease originations in the Financial Services segment in the first quarter of 2013 were $90.0 million lower. This amount was partially offset by $67.7 million of higher cash used for acquisitions of property, plant and equipment.

Financing activities: Cash used by financing activities in the first quarter of 2013 of $37.4 million was $59.8 million higher than the cash provided in financing activities in the first quarter of 2012 of $22.4 million. This was primarily due to $321.8 million cash outflows from lower financial services portfolio growth (net repayments on commercial paper and bank loans of $433.0 million, partially offset by higher net issuance of long-term debt of $111.2 million in the first quarter of 2013). This was partially offset by $243.7 million of lower dividend payments and no purchase of treasury stock in the first quarter of 2013, compared with $15.6 million purchased in the first quarter of 2012.

Credit Lines and Other

The Company has line of credit arrangements of $3.70 billion, of which $3.47 billion were unused at March 31, 2013. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion matures in June 2013, $1.0 billion matures in June 2016 and $1.0 billion matures in

PACCAR Inc - Form 10-Q

June 2017. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the three months ended March 31, 2013.

In December 2011, PACCAR Inc filed a shelf registration under the Securities Act of 1933. The current registration expires in the fourth quarter of 2014 and does not limit the principal amount of debt securities that may be issued during the period. The total amount of medium-term notes outstanding for PACCAR Inc as of March 31, 2013 was $500.0 million.

In December 2011, PACCAR’s Board of Directors approved the repurchase of $300.0 million of the Company’s common stock and as of March 31, 2013, $192.0 million of shares have been repurchased pursuant to the authorization.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future. The current portion of long-term debt totaled $150.0 million as of March 31, 2013.

Expenditures for property, plant and equipment in the first quarter of 2013 totaled $136.8 million compared to $70.2 million in the first quarter of 2012 as the Company invested in new products and building a new DAF factory in Brasil. Capital spending in 2013 is expected to be approximately $400 to $500 million. The capital spending will primarily relate to building a new DAF factory in Brasil. Spending on R&D in 2013 is expected to be $250 to $275 million. PACCAR will continue to focus on new product programs, engine development and manufacturing efficiency improvements.

The Company conducts business in the countries of Spain, Italy, Portugal, Ireland and Greece, which have been experiencing significant financial stress. As of March 31, 2013, the Company had finance and trade receivables in these countries of approximately 1% of consolidated total assets. As of March 31, 2013, the Company did not have any marketable debt security investments in corporate or sovereign government securities in these countries. In addition, the Company had no derivative counterparty credit exposures in these countries as of March 31, 2013.

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

The Company issues commercial paper for a portion of its funding in its Financial Services segment. Some of this commercial paper is converted to fixed interest rate debt through the use of interest rate swaps, which are used to manage interest rate risk. In the event of a future significant disruption in the financial markets, the Company may not be able to issue replacement commercial paper. As a result, the Company is exposed to liquidity risk from the shorter maturity of short-term borrowings paid to lenders compared to the longer timing of receivable collections from customers. The Company believes its cash balances and investments, collections on existing finance receivables, syndicated bank lines and current investment-grade credit ratings of A+/A1 will continue to provide it with sufficient resources and access to capital markets at competitive interest rates and therefore contribute to the Company maintaining its liquidity and financial stability. A decrease in these credit ratings could negatively impact the Company’s ability to access capital markets at competitive interest rates and the Company’s ability to maintain liquidity and financial stability.

In November 2012, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration statement under the Securities Act of 1933 effective for a three year period. The total

PACCAR Inc - Form 10-Q

amount of medium-term notes outstanding for PFC as of March 31, 2013 was $3.20 billion. The registration expires in the fourth quarter of 2015 and does not limit the principal amount of debt securities that may be issued during that period.

As of March 31, 2013, the Company’s European finance subsidiary, PACCAR Financial Europe, had €717.8 million available for issuance under a €1.50 billion medium-term note program registered with the London Stock Exchange. The program was renewed in the second quarter of 2012 and is renewable annually through the filing of a new prospectus.

In April 2011, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in 2016 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At March 31, 2013, 7.20 billion pesos remained available for issuance.

PACCAR believes its Financial Services companies will be able to continue funding receivables, servicing debt and paying dividends through internally generated funds, access to public and private debt markets and lines of credit.

FORWARD-LOOKING STATEMENTS:

Certain information presented in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales; changes affecting the profitability of truck owners and operators; price changes impacting equipment costs and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs or litigation; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2013. For additional information, refer to Item 7A as presented in the 2012 Annual Report on Form 10-K.

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

PACCAR Inc - Form 10-Q

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the three months ended March 31, 2013.

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

On July 15, 2011, the National Labor Relations Board (“NLRB”) ruled unanimously that the Company is not required to compensate former employees of the Peterbilt plant in Madison, Tennessee for wages and benefits incurred during a work stoppage that ended on April 9, 2009. On December 20, 2011 the NLRB denied a motion to reconsider its decision filed by the union that represented the plant production employees. On April 17, 2012, the union filed a petition for review of the July 15, 2011 NLRB decision in the U.S. Court of Appeals for the Sixth Circuit. The Court of Appeals denied the union’s petition on February 28, 2013 and the union did not request rehearing by the applicable deadline.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2012 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the three months ended March 31, 2013.

(c) Issuer purchases of equity securities.

On December 6, 2011, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of March 31, 2013, $192.0 million of shares have been repurchased under this plan. There were no repurchases made under this plan during first quarter of 2013.

ITEM 6. EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc - Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date May 8, 2013	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc - Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

	(a)	Restated Certificate of Incorporation of PACCAR Inc	8-K	September 19, 2005	99.3	001-14817

	(b)	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008	10-Q	May 2, 2008	3(b)	001-14817

(ii)		Bylaws:

	(a)	Second Amended and Restated Bylaws of PACCAR Inc	8-K	July 13, 2012	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Form of InterNotes, Series B (PACCAR Financial Corp.)	S-3	November 7, 2012	4.4	333-184808

	(e)	Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company	S-3	November 18, 2008	4.1	333-155429

	(f)	Forms of Medium-Term Note, Series A	S-3	November 18, 2008	4.2A and 4.2B	333-155429

	(g)	Indenture for Senior Debt Securities dated as of December 19, 2011 between PACCAR Inc and The Bank of New York Mellon Trust Company, N.A.	S-3	December 19, 2011	4.1	333-178607

	(h)	Forms of Medium-Term Note, Series B (Fixed- and Floating-Rate)	S-3	December 19, 2011	4.2A and 4.2B	333-178607

PACCAR Inc - Form 10-Q

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(i)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. and PACCAR Financial PLC	10-Q	November 5, 2009	4(f)	001-14817

	(j)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	10-K	February 27, 2009	10(d)	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(g)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 29, 2012	10(g)	001-14817

	(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	DEF14A	March 10, 2011	Appendix B	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan	DEF14A	March 10, 2011	Appendix A	001-14817

	(j)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

PACCAR Inc - Form 10-Q

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(k)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	8-K	February 5, 2007	99.1	001-14817

	(l)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement	10-K	February 26, 2010	10(m)	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, Alternate Form of Restricted Stock Award Agreement	10-K	March 1, 2011	10(n)	001-14817

	(n)	PACCAR Inc Long Term Incentive Plan, 2008 Form of Share Match Restricted Stock Award Agreement	8-K	February 5, 2008	99.1	001-14817

	(o)	PACCAR Inc Long Term Incentive Plan, 2011 Form of Share Match Restricted Stock Award Agreement	10-K	March 1, 2011	10(p)	001-14817

	(p)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective January 1, 2009	10-K	March 1, 2011	10(r)	001-14817

	(q)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities	8-K	May 16, 2007	10.1	001-14817

	(r)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	10-Q	October 27, 2008	10(o)	001-14817

(12)		Statements Re: Computation of Ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three month periods ended March 31, 2013 and 2012*

	(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2008 - 2012	10-K	February 27, 2013	12(a)	001-14817

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

PACCAR Inc - Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(32)	Section 1350 Certifications:

(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

* filed herewith