Form 10-Q
period 2013-09-30
PACCAR INC
filed 2013-11-07
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Common Stock, $1 par value — 354,091,886 shares as of October 31, 2013

PACCAR Inc - Form 10-Q

PACCAR Inc - Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
TRUCK, PARTS AND OTHER:
Net sales and revenues	$4,006.6	$3,546.7	$11,649.5	$12,252.5

Cost of sales and revenues	3,491.1	3,108.5	10,175.0	10,660.9
Research and development	56.6	66.8	190.5	212.9
Selling, general and administrative	111.1	113.9	341.1	362.2
Interest and other expense (income), net	3.3	.3	4.4	(.2)

	3,662.1	3,289.5	10,711.0	11,235.8

Truck, Parts and Other Income Before Income Taxes	344.5	257.2	938.5	1,016.7

FINANCIAL SERVICES:
Interest and fees	116.4	115.5	345.2	336.9
Operating lease, rental and other income	177.1	158.0	530.2	464.1

Revenues	293.5	273.5	875.4	801.0

Interest and other borrowing expenses	37.9	40.6	116.2	118.4
Depreciation and other expense	140.2	127.2	423.2	367.5
Selling, general and administrative	23.6	22.6	70.8	70.8
Provision for losses on receivables	3.6	2.7	15.4	15.2

	205.3	193.1	625.6	571.9

Financial Services Income Before Income Taxes	88.2	80.4	249.8	229.1
Investment income	7.3	7.8	21.8	24.9

Total Income Before Income Taxes	440.0	345.4	1,210.1	1,270.7

Income taxes	130.6	111.8	373.0	412.6

Net Income	$309.4	$233.6	$837.1	$858.1

Net Income Per Share:
Basic	$.87	$.66	$2.36	$2.41
Diluted	$.87	$.66	$2.36	$2.41

Weighted Average Common Shares Outstanding:
Basic	354.4	353.7	354.1	355.5
Diluted	355.4	354.3	355.0	356.3

Dividends declared per share	$.20	$.20	$.60	$.58

Comprehensive Income	$428.2	$308.9	$805.5	$916.5

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Consolidated Balance Sheets (Millions)

	September 30	December 31
	2013	2012*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$1,630.4	$1,203.2
Trade and other receivables, net	1,093.4	902.1
Marketable debt securities	1,201.1	1,192.7
Inventories, net	893.1	782.4
Other current assets	370.9	331.7

Total Truck, Parts and Other Current Assets	5,188.9	4,412.1

Equipment on operating leases, net	1,016.1	857.9
Property, plant and equipment, net	2,460.9	2,312.9
Other noncurrent assets, net	273.1	249.4

Total Truck, Parts and Other Assets	8,939.0	7,832.3

FINANCIAL SERVICES:
Cash and cash equivalents	80.0	69.2
Finance and other receivables, net	8,694.9	8,298.3
Equipment on operating leases, net	2,191.8	2,030.8
Other assets	405.9	397.2

Total Financial Services Assets	11,372.6	10,795.5

	$20,311.6	$18,627.8

* The December 31, 2012 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Consolidated Balance Sheets (Millions)

	September 30	December 31
	2013	2012*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,518.7	$2,168.3
Current portion of long-term debt	150.0

Total Truck, Parts and Other Current Liabilities	2,668.7	2,168.3

Long-term debt		150.0
Residual value guarantees and deferred revenues	1,070.4	903.5
Other liabilities	671.8	579.5

Total Truck, Parts and Other Liabilities	4,410.9	3,801.3

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	346.4	309.5
Commercial paper and bank loans	2,642.8	3,562.7
Term notes	5,493.6	4,167.4
Deferred taxes and other liabilities	937.0	940.0

Total Financial Services Liabilities	9,419.8	8,979.6

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 354.1 and 353.4 million shares	354.1	353.4
Additional paid-in capital	96.4	56.6
Retained earnings	6,221.5	5,596.4
Accumulated other comprehensive loss	(191.1)	(159.5)

Total Stockholders’ Equity	6,480.9	5,846.9

	$20,311.6	$18,627.8

*	The December 31, 2012 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Nine Months Ended
	September 30
	2013	2012
OPERATING ACTIVITIES:
Net income	$837.1	$858.1
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	150.4	144.6
Equipment on operating leases and other	438.3	377.8
Provision for losses on financial services receivables	15.4	15.2
Other, net	54.3	58.1
Pension contributions	(12.0)	(93.7)
Change in operating assets and liabilities:
Trade and other receivables	(185.5)	(27.6)
Wholesale receivables on new trucks	(207.3)	(177.6)
Sales-type finance leases and dealer direct loans on new trucks	(19.0)	(112.1)
Inventories	(117.3)	(201.0)
Accounts payable and accrued expenses	511.0	13.9
Residual value guarantees, deferred revenues and other, net	234.9	60.9

Net Cash Provided by Operating Activities	1,700.3	916.6

INVESTING ACTIVITIES:
Retail loans and direct financing leases originated	(2,189.5)	(2,332.3)
Collections on retail loans and direct financing leases	1,892.0	1,773.8
Marketable securities purchases	(658.5)	(498.5)
Marketable securities sales and maturities	628.5	445.8
Payments for property, plant and equipment	(377.8)	(334.6)
Acquisition of equipment for operating leases	(1,004.7)	(962.7)
Proceeds from asset disposals	238.7	251.2
Other, net	7.2	(4.9)

Net Cash Used in Investing Activities	(1,464.1)	(1,662.2)

FINANCING ACTIVITIES:
Cash dividends paid	(212.3)	(455.9)
Purchase of treasury stock		(162.1)
Stock compensation transactions	25.7	7.4
Net decrease in commercial paper and short-term bank loans	(912.1)	(557.9)
Proceeds from long-term debt	1,884.1	1,951.1
Payments of long-term debt	(565.5)	(402.6)

Net Cash Provided by Financing Activities	219.9	380.0
Effect of exchange rate changes on cash	(18.1)	9.4

Net Increase (Decrease) in Cash and Cash Equivalents	438.0	(356.2)
Cash and cash equivalents at beginning of period	1,272.4	2,106.7

Cash and cash equivalents at end of period	$1,710.4	$1,750.5

See Notes to Consolidated Financial Statements.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2012.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Additional shares	994,000	689,000	907,000	746,000
Antidilutive options	783,000	2,495,000	873,000	2,552,000

New Accounting Pronouncements: In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if available under the applicable tax jurisdiction. The ASU is effective for annual periods beginning after December 15, 2013 and interim periods within those annual periods. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. government and London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The ASU is effective for qualifying new or redesignated hedging relationships entered on or after July 17, 2013. The Company adopted ASU 2013-10 in the third quarter of 2013; the implementation of this amendment did not have an impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires disclosure of additional information about reclassification adjustments from other comprehensive income. The ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company adopted ASU 2013-02 in the first quarter of 2013; the implementation of this amendment resulted in additional disclosures (see Note F), but did not have an impact on the Company’s consolidated financial statements.

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

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Marketable debt securities at September 30, 2013 and December 31, 2012 consisted of the following:

	Amortized	Unrealized	Unrealized	Fair
At September 30, 2013	Cost	Gains	Losses	Value
U.S. tax-exempt securities	$205.4	$1.1	$.1	$206.4
U.S. corporate securities	79.6	.1		79.7
U.S. government and agency securities	.6			.6
Non-U.S. corporate securities	564.6	1.4	.4	565.6
Non-U.S. government securities	243.6	1.1	.2	244.5
Other debt securities	103.8	.5		104.3

	$1,197.6	$4.2	$.7	$1,201.1

	Amortized	Unrealized	Unrealized	Fair
At December 31, 2012	Cost	Gains	Losses	Value
U.S. tax-exempt securities	$217.2	$1.5	$.1	$218.6
U.S. corporate securities	59.8	.3		60.1
U.S. government and agency securities	.8			.8
Non-U.S. corporate securities	447.5	1.4	.2	448.7
Non-U.S. government securities	349.3	5.8	.1	355.0
Other debt securities	108.9	.6		109.5

	$1,183.5	$9.6	$.4	$1,192.7

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. The proceeds from sales and maturities of marketable securities for the nine months ended September 30, 2013 and 2012 were $628.5 and $445.8, respectively. Gross realized gains were $1.7 and $1.9 for the nine months ended September 30, 2013 and 2012, respectively, and gross realized losses were $.5 and $.1 for the nine months ended September 30, 2013 and 2012, respectively.

The fair value of marketable debt securities that have been in an unrealized loss position for less than 12 months at September 30, 2013 was $246.1 and the associated unrealized loss was $.7. The fair value of marketable debt securities that have been in an unrealized loss position for less than 12 months at December 31, 2012 was $291.0 and the associated unrealized loss was $.4. The fair value of marketable debt securities that have been in an unrealized loss position for 12 months or greater at September 30, 2013 was $1.0 and the associated unrealized loss was less than $.1. There were no marketable debt securities that were in an unrealized loss position for 12 months or greater at December 31, 2012.

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

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Contractual maturities on marketable debt securities at September 30, 2013 were as follows:

	Amortized	Fair
Maturities:	Cost	Value
Within one year	$530.0	$531.1
One to five years	667.1	669.5
Six to ten years	.1	.1
More than ten years	.4	.4

	$1,197.6	$1,201.1

NOTE C – Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last-in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	September 30	December 31
	2013	2012
Finished products	$480.6	$432.0
Work in process and raw materials	583.4	519.8

	1,064.0	951.8
Less LIFO reserve	(170.9)	(169.4)

	$893.1	$782.4

Under the LIFO method of accounting (used for approximately 48% of September 30, 2013 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE D – Finance and Other Receivables

Finance and other receivables include the following:

	September 30	December 31
	2013	2012
Loans	$3,838.1	$3,738.2
Direct financing leases	2,621.4	2,489.3
Sales-type finance leases	875.6	916.8
Dealer wholesale financing	1,736.2	1,541.0
Operating lease and other trade receivables	118.9	112.0
Unearned interest on finance leases	(363.6)	(369.0)

	$8,826.6	$8,428.3
Less allowance for losses:
Loans and leases	(112.1)	(112.6)
Dealer wholesale financing	(10.9)	(11.8)
Operating lease and other trade receivables	(8.7)	(5.6)

	$8,694.9	$8,298.3

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at September 30, 2013 or December 31, 2012. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is impaired or on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately six months in 2013 and seven months in 2012 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at September 30, 2013 and December 31, 2012.

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

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The allowance for credit losses is summarized as follows:

	2013
	Dealer		Customer Retail
	Wholesale	Retail		Other*	Total
Balance at January 1	$11.8	$13.4	$99.2	$5.6	$130.0
Provision for losses	(.7)	(.7)	11.2	5.6	15.4
Charge-offs	(.2)		(11.1)	(6.7)	(18.0)
Recoveries			4.2	1.0	5.2
Currency translation and other		(.1)	(4.0)	3.2	(.9)

Balance at September 30	$10.9	$12.6	$99.5	$8.7	$131.7

	2012
	Dealer		Customer Retail
	Wholesale	Retail		Other*	Total
Balance at January 1	$11.7	$11.9	$106.6	$8.8	$139.0
Provision for losses	2.3	1.2	9.3	2.4	15.2
Charge-offs			(17.1)	(4.8)	(21.9)
Recoveries	.1		4.6	.3	5.0
Currency translation and other	(1.7)	.1	4.0	(.6)	1.8

Balance at September 30	$12.4	$13.2	$107.4	$6.1	$139.1

* Operating lease and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	Dealer		Customer Retail
At September 30, 2013	Wholesale	Retail		Total
Recorded investment for impaired finance receivables evaluated individually	$9.1		$49.4	$58.5
Allowance for impaired finance receivables determined individually	1.5		7.6	9.1
Recorded investment for finance receivables evaluated collectively	1,727.1	$1,403.3	5,518.8	8,649.2
Allowance for finance receivables determined collectively	9.4	12.6	91.9	113.9

	Dealer		Customer Retail
At December 31, 2012	Wholesale	Retail		Total
Recorded investment for impaired finance receivables evaluated individually	$3.6	$.1	$67.4	$71.1
Allowance for impaired finance receivables determined individually	2.2		10.8	13.0
Recorded investment for finance receivables evaluated collectively	1,537.4	1,429.6	5,278.2	8,245.2
Allowance for finance receivables determined collectively	9.6	13.4	88.4	111.4

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The recorded investment for finance receivables that are on non-accrual status is as follows:

	September 30	December 31
	2013	2012
Dealer:
Wholesale	$9.1	$3.1
Retail		.1
Customer Retail:
Fleet	36.7	42.8
Owner/Operator	9.5	11.7

	$55.3	$57.7

Impaired Loans

Impaired loans with no specific reserves were $2.3 and $6.8 at September 30, 2013 and December 31, 2012, respectively. Impaired loans with a specific reserve are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of September 30, 2013 and December 31, 2012 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
At September 30, 2013	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve	$9.1		$20.9	$4.2	$34.2
Associated allowance	(1.5)		(2.9)	(.8)	(5.2)

Net carrying amount of impaired loans	$7.6		$18.0	$3.4	$29.0

Average recorded investment*	$4.8		$31.4	$6.0	$42.2

* Represents the average during the 12 months ended September 30, 2013.

	Dealer		Customer Retail
At December 31, 2012	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve	$3.6		$43.9	$6.8	$54.3
Associated allowance	(2.2)		(7.3)	(1.2)	(10.7)

Net carrying amount of impaired loans	$1.4		$36.6	$5.6	$43.6

Average recorded investment*	$12.7		$32.7	$10.2	$55.6

* Represents the average during the 12 months ended September 30, 2012.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

During the period the loans above were considered impaired, interest income recognized on a cash basis is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Interest income recognized:
Dealer wholesale			$.1	$.1
Customer retail - fleet	$.5	$.2	1.8	.9
Customer retail - owner/operator		.2	.4	.6

	$.5	$.4	$2.3	$1.6

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

	Dealer		Customer Retail
At September 30, 2013	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$1,681.4	$1,396.3	$4,235.2	$1,256.7	$8,569.6
Watch	45.7	7.0	20.0	6.9	79.6
At-risk	9.1		39.4	10.0	58.5

	$1,736.2	$1,403.3	$4,294.6	$1,273.6	$8,707.7

	Dealer		Customer Retail
At December 31, 2012	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$1,479.1	$1,423.3	$3,878.4	$1,365.6	$8,146.4
Watch	58.3	6.3	23.5	10.7	98.8
At-risk	3.6	.1	54.7	12.7	71.1

	$1,541.0	$1,429.7	$3,956.6	$1,389.0	$8,316.3

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Dealer		Customer Retail
At September 30, 2013	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$1,727.8	$1,403.3	$4,259.3	$1,259.2	$8,649.6
31 – 60 days past due	1.8		20.9	5.6	28.3
Greater than 60 days past due	6.6		14.4	8.8	29.8

	$1,736.2	$1,403.3	$4,294.6	$1,273.6	$8,707.7

	Dealer		Customer Retail
At December 31, 2012	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$1,537.0	$1,429.7	$3,934.8	$1,369.0	$8,270.5
31 – 60 days past due	.5		9.4	7.9	17.8
Greater than 60 days past due	3.5		12.4	12.1	28.0

	$1,541.0	$1,429.7	$3,956.6	$1,389.0	$8,316.3

Troubled Debt Restructurings

The balance of TDRs was $19.1 and $38.5 at September 30, 2013 and December 31, 2012, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$1.5	$1.3	$9.2	$8.9
Owner / Operator	.7	.7	1.4	1.4

	$2.2	$2.0	$10.6	$10.3

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$14.7	$13.9	$45.3	$43.8
Owner / Operator	.6	.6	2.1	2.1

	$15.3	$14.5	$47.4	$45.9

The effect on the allowance for credit losses from such modifications was not significant at September 30, 2013 and 2012.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past-due) during the period by portfolio class are as follows:

	Nine Months Ended
	September 30
	2013	2012
Fleet	$2.5	$7.7
Owner / Operator	.2	.5

	$2.7	$8.2

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at September 30, 2013 and 2012.

Repossessions

When the Company determines that a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory which is included in Financial Services other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at September 30, 2013 and December 31, 2012 was $12.1 and $20.9, respectively. Proceeds from the sales of repossessed assets were $44.5 and $48.7 for the nine months ended September 30, 2013 and 2012, respectively. These amounts are included in proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expense on the Consolidated Statements of Comprehensive Income.

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

Changes in product support liabilities are summarized as follows:

	2013	2012
Balance at January 1	$540.7	$448.7
Cost accruals and revenue deferrals	238.0	234.6
Payments and revenue recognized	(195.4)	(168.0)
Currency translation	4.6	1.2

Balance at September 30	$587.9	$516.5

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE F – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Net income	$309.4	$837.1
Other comprehensive income (loss) (OCI):
Unrealized (losses) gains on derivative contracts	(3.5)	9.8
Tax effect	.8	(3.3)

	(2.7)	6.5

Unrealized gains (losses) on marketable debt securities	.1	(5.7)
Tax effect		1.6

	.1	(4.1)

Employee benefit plans	2.5	36.8
Tax effect	(1.5)	(12.6)

	1.0	24.2

Currency translation gains (losses)	120.4	(58.2)

Net other comprehensive income (loss)	118.8	(31.6)

Comprehensive income	$428.2	$805.5

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Net income	$233.6	$858.1
Other comprehensive income:
Unrealized losses on derivative contracts	(3.3)	(9.5)
Tax effect	.9	2.6

	(2.4)	(6.9)

Unrealized gains on marketable debt securities	1.1	3.8
Tax effect	(.3)	(1.1)

	.8	2.7

Employee benefit plans	5.0	24.1
Tax effect	(2.0)	(8.1)

	3.0	16.0

Currency translation gains	73.9	46.6

Net other comprehensive income	75.3	58.4

Comprehensive income	$308.9	$916.5

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss (AOCI) as of September 30, 2013 and December 31, 2012 and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets, consisted of the following:

	Gains and (Losses) on Derivative Contracts	Unrealized Gains and (Losses) on Marketable Debt Securities	Defined Benefit Pension Plans	Foreign Currency Translation	Total
Balance at December 31, 2012	$(27.2)	$6.6	$(496.5)	$357.6	$(159.5)
Amounts recorded in AOCI	27.3	(5.1)	2.1	(56.2)	(31.9)
Amounts reclassified out of AOCI	(20.8)	1.0	22.1	(2.0)	.3

Net other comprehensive income (loss)	6.5	(4.1)	24.2	(58.2)	(31.6)

Balance at September 30, 2013	$(20.7)	$2.5	$(472.3)	$299.4	$(191.1)

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the nine months ended September 30, 2013 are as follows:

AOCI Components	Line Item in the Consolidated Statement of Comprehensive Income	Amount Reclassified Out of AOCI
Gains and losses on cash flow hedges:
Truck, Parts and Other
Foreign-exchange contracts	Cost of sales and revenues	$(.5)
	Interest and other expense (income), net	(.2)

Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(29.1)

	Pre-tax expense reduction	(29.8)
	Tax expense	9.0

	After-tax expense reduction	(20.8)

Unrealized gains and losses on marketable debt securities:
Marketable debt securities	Investment income	1.4
	Tax expense	(.4)

	After-tax income increase	1.0

Defined benefit pension plans:
Truck, Parts and Other
Prior service costs	Cost of sales and revenues $.8, SG&A $.1	.9
Actuarial loss	Cost of sales and revenues $17.4, SG&A $14.2, R&D $.1	31.7

Financial Services
Actuarial loss	SG&A	1.3

	Pre-tax expense increase	33.9
	Tax benefit	(11.8)

	After-tax expense increase	22.1

Foreign Currency Translation:
Truck, Parts and Other	Interest and other expense (income), net	(1.1)
Financial Services	Interest and other borrowing expenses	(.9)

	Expense reduction	(2.0)

Total reclassifications out of AOCI		$.3

Stock Compensation Plans

Stock-based compensation expense was $2.7 and $11.2 for the three and nine months ended September 30, 2013, respectively, and $2.6 and $11.0 for the three and nine months ended September 30, 2012, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $1.1 and $2.7 for the three and nine months ended September 30, 2013, respectively, and nil and $.8 for the three and nine months ended September 30, 2012, respectively, and have been classified as a financing cash flow.

During the first three quarters of 2013, the Company issued 858,515 common shares under deferred and stock compensation arrangements.

NOTE G – Income Taxes

The effective income tax rate in the third quarter of 2013 of 29.7% decreased from 32.4% in the same period of 2012. For the first nine months of 2013, the effective income tax rate of 30.8% decreased from 32.5% in the first nine months of 2012. The decrease in the effective tax rate in both periods of 2013 was primarily due to a higher proportion of income generated in lower taxed jurisdictions.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE H – Segment Information

PACCAR operates in three principal segments: Truck, Parts and Financial Services.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net sales and revenues:
Truck
Total	$3,416.6	$3,016.3	$9,924.6	$10,710.1
Less intersegment	(155.4)	(156.4)	(460.1)	(572.1)

External customers	3,261.2	2,859.9	9,464.5	10,138.0

Parts
Total	726.2	661.4	2,126.0	2,031.1
Less intersegment	(10.9)	(11.3)	(33.8)	(34.4)

External customers	715.3	650.1	2,092.2	1,996.7

Other	30.1	36.7	92.8	117.8

	4,006.6	3,546.7	11,649.5	12,252.5
Financial Services	293.5	273.5	875.4	801.0

	$4,300.1	$3,820.2	$12,524.9	$13,053.5

Income (loss) before income taxes:
Truck	$242.5	$170.2	$645.9	$742.6
Parts	106.5	88.7	311.2	280.2
Other	(4.5)	(1.7)	(18.6)	(6.1)

	344.5	257.2	938.5	1,016.7
Financial Services	88.2	80.4	249.8	229.1
Investment income	7.3	7.8	21.8	24.9

	$440.0	$345.4	$1,210.1	$1,270.7

Depreciation and amortization:
Truck	$89.2	$75.1	$250.9	$233.4
Parts	1.2	1.4	3.9	4.5
Other	2.5	2.6	7.4	7.7

	92.9	79.1	262.2	245.6
Financial Services	113.5	97.1	326.5	276.8

	$206.4	$176.2	$588.7	$522.4

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

All of the Company’s interest-rate contracts and certain foreign exchange contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at September 30, 2013.

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

At September 30, 2013, the notional amount of the Company’s interest-rate contracts was $3,597.0. Notional maturities for all interest-rate contracts are $217.7 for the remainder of 2013, $1,227.9 for 2014, $1,146.5 for 2015, $760.0 for 2016, $217.2 for 2017 and $27.7 thereafter. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At September 30, 2013, the notional amount of the outstanding foreign-exchange contracts was $451.7. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification and fair value of derivative financial instruments:

	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$30.3		$4.6
Deferred taxes and other liabilities		$71.0		$111.7
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	.2		.2
Accounts payable, accrued expenses and other		2.6		.1

Total	$30.5	$73.6	$4.8	$111.8

Economic hedges:
Interest-rate contracts:
Financial Services:
Deferred taxes and other liabilities				$.6
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.2		$.3
Accounts payable, accrued expenses and other		$.5		.2
Financial Services:
Other assets	.2
Deferred taxes and other liabilities		1.4		.4

Total	$.4	$1.9	$.3	$1.2

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following tables present the balance sheet classification of the gross and pro forma net amounts of derivative financial instruments:

As of September 30, 2013	Gross Amount Recognized in Balance Sheet	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Assets:
Truck, Parts and Other
Foreign-exchange contracts	$.4	$(.1)	$.3
Financial Services
Interest-rate contracts	30.3	(12.3)	18.0
Foreign-exchange contracts	.2		.2

Total derivative assets	$30.9	$(12.4)	$18.5

Liabilities:
Truck, Parts and Other
Foreign-exchange contracts	$3.1	$(.1)	$3.0
Financial Services
Interest-rate contracts	71.0	(12.3)	58.7
Foreign-exchange contracts	1.4		1.4

Total derivative liabilities	$75.5	$(12.4)	$63.1

As of December 31, 2012	Gross Amount Recognized in Balance Sheet	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Assets:
Truck, Parts and Other
Foreign-exchange contracts	$.5		$.5
Financial Services
Interest-rate contracts	4.6	$(2.6)	2.0

Total derivative assets	$5.1	$(2.6)	$2.5

Liabilities:
Truck, Parts and Other
Foreign-exchange contracts	$.3		$.3
Financial Services
Interest-rate contracts	112.3	$(2.6)	109.7
Foreign-exchange contracts	.4		.4

Total derivative liabilities	$113.0	$(2.6)	$110.4

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Interest-rate swaps	$.2	$(2.4)	$.5	$(4.0)
Term notes	(.2)	3.2	(.6)	4.7

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss to the extent such hedges are considered effective. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.6 years.

Amounts in accumulated other comprehensive loss are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to cost of sales or to Financial Services interest expense, consistent with the hedged transaction. The ineffective portions were nil and a gain of $.2 during the third quarter of 2013 and 2012, and were gains of $.1 and $.4 during the first nine months of 2013 and 2012, respectively.

The following table presents the pre-tax effects of derivative instruments recognized in OCI:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Interest-Rate	Foreign-Exchange	Interest-Rate	Foreign-Exchange
	Contracts	Contracts	Contracts	Contracts
Loss (gain) recognized in OCI:
Truck, Parts and Other		$4.6		$1.7
Financial Services	$33.1		$(41.3)

	$33.1	$4.6	$(41.3)	$1.7

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Interest-Rate	Foreign-Exchange	Interest-Rate	Foreign-Exchange
	Contracts	Contracts	Contracts	Contracts
Loss recognized in OCI:
Truck, Parts and Other		$1.3		$2.2
Financial Services	$5.7		$29.4

	$5.7	$1.3	$29.4	$2.2

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Expense (income) reclassified out of accumulated other comprehensive loss into income:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Interest-Rate	Foreign-Exchange	Interest-Rate	Foreign-Exchange
	Contracts	Contracts	Contracts	Contracts
Truck, Parts and Other:
Cost of sales and revenues		$1.8		$(.5)
Interest and other expense (income), net		(.5)		(.2)
Financial Services:
Interest and other borrowing expenses	$32.8		$(29.1)

	$32.8	$1.3	$(29.1)	$(.7)

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Interest-Rate	Foreign-Exchange	Interest-Rate	Foreign-Exchange
	Contracts	Contracts	Contracts	Contracts
Truck, Parts and Other:
Cost of sales and revenues		$1.6		$4.3
Interest and other expense (income), net		.4		.4
Financial Services:
Interest and other borrowing expenses	$1.6		$17.7

	$1.6	$2.0	$17.7	$4.7

The amount of loss recorded in accumulated other comprehensive loss at September 30, 2013 that is estimated to be reclassified to interest expense or cost of sales in the following 12 months if interest rates and exchange rates remain unchanged is approximately $23.8, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

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

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The expense (income) recognized in earnings related to economic hedges is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Interest-Rate	Foreign-Exchange	Interest-Rate	Foreign-Exchange
	Contracts	Contracts	Contracts	Contracts
Truck, Parts and Other:
Cost of sales and revenues		$(1.3)		$(.9)
Interest and other expense (income), net		.4		.8
Financial Services:
Interest and other borrowing expenses	$(.1)	(4.3)	$(1.5)	(8.9)

	$(.1)	$(5.2)	$(1.5)	$(9.0)

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Interest-Rate	Foreign-Exchange	Interest-Rate	Foreign-Exchange
	Contracts	Contracts	Contracts	Contracts
Truck, Parts and Other:
Cost of sales and revenues				$(.3)
Interest and other expense (income), net		$2.0		(.4)
Financial Services:
Interest and other borrowing expenses	$1.6	(.5)	$1.5	.6

	$1.6	$1.5	$1.5	$(.1)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2013. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At September 30, 2013	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$206.4	$206.4
U.S. corporate securities		79.7	79.7
U.S. government and agency securities	$.4	.2	.6
Non-U.S. corporate securities		565.6	565.6
Non-U.S. government securities		244.5	244.5
Other debt securities		104.3	104.3

Total marketable debt securities	$.4	$1,200.7	$1,201.1

Derivatives
Cross currency swaps		$26.8	$26.8
Interest-rate swaps		3.5	3.5
Foreign-exchange contracts		.6	.6

Total derivative assets		$30.9	$30.9

Liabilities:
Derivatives
Cross currency swaps		$42.9	$42.9
Interest-rate swaps		28.1	28.1
Foreign-exchange contracts		4.5	4.5

Total derivative liabilities		$75.5	$75.5

PACCAR Inc - Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2012	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$218.6	$218.6
U.S. corporate securities		60.1	60.1
U.S. government and agency securities	$.6	.2	.8
Non-U.S. corporate securities		448.7	448.7
Non-U.S. government securities		355.0	355.0
Other debt securities		109.5	109.5

Total marketable debt securities	$.6	$1,192.1	$1,192.7

Derivatives
Cross currency swaps		$3.0	$3.0
Interest-rate swaps		1.6	1.6
Foreign-exchange contracts		.5	.5

Total derivative assets		$5.1	$5.1

Liabilities:
Derivatives
Cross currency swaps		$74.1	$74.1
Interest-rate swaps		38.2	38.2
Foreign-exchange contracts		.7	.7

Total derivative liabilities		$113.0	$113.0

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

The Company’s estimate of fair value for fixed-rate loans and debt that are not carried at fair value at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Financial Services fixed-rate loans	$3,482.6	$3,537.4	$3,361.7	$3,434.8

Liabilities:
Truck, Parts and Other fixed-rate debt	150.0	153.5	150.0	160.6
Financial Services fixed-rate debt	4,029.0	4,076.6	3,277.2	3,350.5

NOTE K – Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Service cost	$18.3	$16.0	$55.0	$48.0
Interest on projected benefit obligation	20.2	20.3	60.6	61.0
Expected return on assets	(29.8)	(27.6)	(89.4)	(82.8)
Amortization of prior service costs	.3	.3	.9	1.1
Recognized actuarial loss	11.0	10.8	33.0	32.4

Net pension expense	$20.0	$19.8	$60.1	$59.7

During the three and nine months ended September 30, 2013, the Company contributed $5.9 and $12.0 to its pension plans, respectively, and $8.3 and $93.7 for the three and nine months ended September 30, 2012, respectively.

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

Consolidated net sales and revenues in the third quarter and first nine months of 2013 were $4.30 billion and $12.52 billion compared to $3.82 billion and $13.05 billion from the same periods in 2012. Truck unit sales increased in the third quarter of 2013 to 35,400 units from 31,100 units in the third quarter of 2012 primarily due to higher industry retail sales in the U.S., Canada and Europe, partially offset by lower retail sales in Mexico and South America. Truck unit sales decreased in the first nine months of 2013 to 100,700 units from 108,700 units in the same period last year, primarily due to lower industry retail sales in the U.S., Canada and South America, partially offset by higher industry retail sales in Europe. Aftermarket parts sales in the third quarter of 2013 were a record $715.3 million compared to $650.1 million in the third quarter in 2012 primarily due to strong demand worldwide. Aftermarket parts sales in the first nine months of 2013 were $2.09 billion compared to $2.00 billion in the same period of 2012.

Third quarter 2013 net income was $309.4 million ($.87 per diluted share) compared to $233.6 million ($.66 per diluted share) in the third quarter of 2012. The third quarter 2013 results reflect higher Truck segment sales, record Parts sales and record Financial Services segment pre-tax income. For the first nine months of 2013, net income was $837.1 million ($2.36 per diluted share) compared to $858.1 million ($2.41 per diluted share) in the first nine months of 2012. The year-to-date 2013 results reflect lower sales in the Truck segment in the first half of 2013, partially offset by record Parts sales and record Financial Services segment pre-tax income.

In October 2013, PACCAR began production of DAF trucks at its new DAF assembly plant in Ponta Grossa, Brasil. The new 300,000 square foot facility on 569 acres is a high-technology, environmentally friendly plant that will assemble premium-quality DAF XF, CF and LF vehicles. The factory will build DAF trucks for Brasil and the rest of the South American market. The above six tonne truck market in Brasil is projected to be over 145,000 units in 2013, with steady growth expected in future years.

PACCAR completed a new parts distribution center in Brasil and an expansion of the Lancaster, Pennsylvania distribution center that doubled its warehouse space.

Kenworth and Peterbilt continue to launch new products, and in November 2013, production will begin on the Kenworth T880 and the Peterbilt Model 567 trucks, which are designed for the vocational market.

In the third quarter and first nine months of 2013, the Company’s research and development expenses (R&D) were $56.6 million and $190.5 million compared to $66.8 million and $212.9 million in the third quarter and first nine months of 2012, respectively. R&D declined as new truck models and engines began production. R&D is focused on engine and new vehicle development.

Truck and Parts Outlook

Truck industry Class 8 retail sales in the U.S. and Canada in 2013 are expected to be 205,000-215,000 units compared to 224,900 units in 2012, reflecting the ongoing replacement of the aging truck population and an improving housing sector. Estimates for the U.S. and Canada truck industry Class 8 retail sales for 2014 are in the range of 210,000-240,000 units, driven primarily by ongoing fleet replacement and some expansion of industry fleet capacity reflecting modest overall economic growth.

PACCAR Inc - Form 10-Q

In Europe, the 2013 truck industry registrations for over 16-tonne vehicles are expected to be 215,000-225,000 units compared to 221,500 units in 2012. Some customers are purchasing Euro 5 vehicles ahead of the introduction of the Euro 6 emission requirement in 2014. Estimates for 2014 over 16-tonne truck industry registrations in Europe are in the range of 200,000-230,000 units reflecting the impact of the pull-forward of industry truck purchases in 2013.

In 2014, Parts industry aftermarket sales are expected to grow 3-7%, reflecting modest economic growth in the U.S. and Canada and Europe.

Capital investments in 2013 are expected to be $425 to $475 million and include the completion of the truck factory in Brasil and the development of new products and services worldwide. R&D in 2013 is expected to be $250 to $260 million, focused on comprehensive product development programs and enhanced manufacturing operating efficiency. In 2014, capital investments are expected to be $350 to $400 million and R&D is expected to be $225 to $275 million, as PACCAR will continue to focus on enhanced manufacturing operating efficiencies and investing in new products and services.

Financial Services Outlook

Based on the truck market outlook, average earning assets in the fourth quarter are expected to be slightly higher than current levels, and in 2014 may grow further based on truck industry forecasts. Current levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, past due accounts, truck repossessions and credit losses would likely increase from the current low levels.

See the Forward Looking Statement section of Management’s Discussion and Analysis for factors that may affect the Truck, Parts and Financial Services outlook.

RESULTS OF OPERATIONS:

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions, except per share amounts)	2013	2012	2013	2012
Net sales and revenues:
Truck	$3,261.2	$2,859.9	$9,464.5	$10,138.0
Parts	715.3	650.1	2,092.2	1,996.7
Other	30.1	36.7	92.8	117.8

Truck, Parts and Other	4,006.6	3,546.7	11,649.5	12,252.5
Financial Services	293.5	273.5	875.4	801.0

	$4,300.1	$3,820.2	$12,524.9	$13,053.5

Income (loss) before taxes:
Truck	$242.5	$170.2	$645.9	$742.6
Parts	106.5	88.7	311.2	280.2
Other	(4.5)	(1.7)	(18.6)	(6.1)

Truck, Parts and Other	344.5	257.2	938.5	1,016.7
Financial Services	88.2	80.4	249.8	229.1
Investment income	7.3	7.8	21.8	24.9
Income taxes	(130.6)	(111.8)	(373.0)	(412.6)

Net income	$309.4	$233.6	$837.1	$858.1

Diluted earnings per share	$.87	$.66	$2.36	$2.41

Return on Revenues	7.2%	6.1%	6.7%	6.6%

PACCAR Inc - Form 10-Q

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

2013 Compared to 2012:

Truck

The Company’s Truck segment accounted for 75.8% and 75.6% of revenues in the third quarter and first nine months of 2013 compared to 74.9% and 77.7% in the third quarter and first nine months of 2012.

($ in millions)	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	% Change	2013	2012	% Change
Truck net sales and revenues:
U.S. and Canada	$1,880.8	$1,431.2	31	$5,333.3	$5,860.8	(9)
Europe	876.1	755.9	16	2,556.6	2,368.6	8
Mexico, South America, Australia and Other	504.3	672.8	(25)	1,574.6	1,908.6	(17)

	$3,261.2	$2,859.9	14	$9,464.5	$10,138.0	(7)

Truck income before income taxes	$242.5	$170.2	42	$645.9	$742.6	(13)

Pre-tax return on revenues	7.4%	6.0%		6.8%	7.3%

The Company’s worldwide truck net sales and revenues in the third quarter of 2013 of $3.26 billion increased from the third quarter of 2012 due to higher truck deliveries in the U.S. and Canada ($449.6 million) and Europe ($120.2 million), partially offset by lower truck deliveries in Mexico ($70.1 million), Australia ($63.7 million) and South America ($51.0 million). In the first nine months of 2013, the Company’s worldwide truck sales and revenues decreased compared to the same period in 2012, due to lower market demand in the U.S. and Canada ($527.5 million) and South America ($355.8 million), partially offset by higher market demand in Europe ($188.0 million).

For the third quarter of 2013, Truck segment income before income taxes reflects higher truck unit deliveries in the U.S. and Canada and Europe. For the first nine months of 2013, Truck segment income before income taxes reflects lower truck unit deliveries and price realization due to slower economic growth.

The third quarter and first nine months of 2013 Truck income before income taxes was also affected by the translation of weaker foreign currencies, primarily the Australian and Canadian dollars, partially offset by a stronger euro. Truck income before income taxes decreased by $.5 million and $8.0 million, respectively, due to the translation effect of currencies in the third quarter and first nine months of 2013.

PACCAR Inc - Form 10-Q

The Company’s new truck deliveries are summarized below:

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	% Change	2013	2012	% Change
U.S.	15,700	12,200	29	43,700	49,000	(11)
Canada	2,500	2,100	19	7,800	8,800	(11)

U.S. and Canada	18,200	14,300	27	51,500	57,800	(11)
Europe	12,000	10,200	18	33,700	32,200	5
Mexico, South America, Australia and Other	5,200	6,600	(21)	15,500	18,700	(17)

Total units	35,400	31,100	14	100,700	108,700	(7)

The truck markets in the U.S. and Canada and Europe improved in the third quarter of 2013 compared to 2012, partially offset by the impact of lower markets in Mexico, South America and Australia.

In the first nine months of 2013, industry retail sales in the heavy-duty market in the U.S. and Canada decreased to 153,000 units compared to 169,600 units in the same period of 2012. The Company’s heavy-duty truck retail market share was 27.9% in the first nine months of 2013 compared to 29.0% in the same period of 2012. The medium-duty market was 48,800 units in the first nine months of 2013 compared to 48,900 units in the same period of 2012. The Company’s medium-duty market share was 14.9% in both the first nine months of 2013 and 2012.

The over 16-tonne truck market in Western and Central Europe was 157,200 units in the first nine months of 2013 compared to 168,200 units in the same period of 2012. The Company’s market share was 15.9% in the first nine months of 2013 compared to 16.0% in the same period of 2012. The 6- to 16-tonne market in the first nine months of 2013 was 39,200 units compared to 42,400 units in the same period of 2012. DAF market share in the 6- to 16-tonne market in the first nine months of 2013 was 11.3% compared to 11.6% in the same period of 2012.

The major factors for the change in net sales and revenues, cost of sales and revenues, and gross margin for the three months ended September 30, 2013 for the Truck segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Three Months Ended September 30, 2012	$2,859.9	$2,592.2	$267.7
Increase (decrease)
Truck delivery volume	329.1	286.1	43.0
Average truck sales prices	(18.6)		(18.6)
Average per truck material, labor and other direct costs		(48.4)	48.4
Factory overhead and other indirect costs		17.4	(17.4)
Operating lease income and depreciation expense	70.5	66.2	4.3
Currency translation	20.3	18.6	1.7

Total increase	401.3	339.9	61.4

Three Months Ended September 30, 2013	$3,261.2	$2,932.1	$329.1

•	Truck delivery volume reflects higher truck deliveries in the U.S. and Canada and Europe, partially offset by lower deliveries in Mexico and South America.

•	Average truck sales prices decreased sales by $18.6 million reflecting lower price realization, primarily in Europe.

•	Average truck cost decreased $48.4 million primarily due to lower material and labor costs.

PACCAR Inc - Form 10-Q

•	Factory overhead and other indirect costs increased $17.4 million primarily due to higher depreciation expense ($5.7 million) and salaries and related costs ($7.0 million).

•	Operating lease income and depreciation expense increased primarily due to a higher volume of operating leases in Europe.

•	Truck gross margin in the third quarter of 2013 of 10.1% increased from 9.4% in the same period in 2012 primarily from higher truck volume and lower average material and labor costs as noted above.

The major factors for the change in net sales and revenues, cost of sales and revenues, and gross margin for the nine months ended September 30, 2013 for the Truck segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Nine Months Ended September 30, 2012	$10,138.0	$9,078.2	$1,059.8
Increase (decrease)
Truck delivery volume	(713.5)	(591.7)	(121.8)
Average truck sales prices	(87.0)		(87.0)
Average per truck material, labor and other direct costs		(77.3)	77.3
Factory overhead and other indirect costs		4.2	(4.2)
Operating lease income and depreciation expense	112.4	107.2	5.2
Currency translation	14.6	21.1	(6.5)

Total decrease	(673.5)	(536.5)	(137.0)

Nine Months Ended September 30, 2013	$9,464.5	$8,541.7	$922.8

•	Truck delivery volume reflects lower truck deliveries in the U.S. and Canada and South America.

•	Average truck sales prices decreased sales by $87.0 million, reflecting decreased price realization from lower market demand.

•	Average truck cost decreased $77.3 million primarily due to lower direct labor and material costs.

•	Factory overhead and other indirect costs increased $4.2 million, primarily due to higher depreciation expense.

•	Operating lease income and depreciation expense increased due to a higher volume of operating leases in Europe.

•	Truck gross margin in the first nine months of 2013 of 9.8% decreased from 10.5% in the same period in 2012 primarily from lower truck volume as noted above.

Truck SG&A of $51.1 million in the third quarter of 2013 decreased from $53.4 million in the third quarter of 2012. The lower spending for the third quarter of 2013 is primarily due to lower sales and marketing expenses of $2.4 million. In the first nine months of 2013, Truck SG&A was $154.6 million compared to $174.7 million in the first nine months of 2012. The lower spending for the first nine months of 2013 was primarily due to lower sales and marketing expenses of $13.0 million and ongoing cost controls.

As a percentage of sales, Truck SG&A decreased to 1.6% in the third quarter of 2013 compared to 1.9% for the same period in 2012 and decreased to 1.6% in the first nine months of 2013 as compared to 1.7% for the same period in 2012.

PACCAR Inc - Form 10-Q

Parts

The Company’s Parts segment accounted for 16.6% and 16.7% of revenues in the third quarter and first nine months of 2013 compared to 17.0% and 15.3% in the third quarter and first nine months of 2012.

($ in millions)	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	% Change	2013	2012	% Change
Parts net sales and revenues:
U.S. and Canada	$424.1	$388.8	9	$1,215.5	$1,156.9	5
Europe	202.7	174.5	16	607.3	585.5	4
Mexico, South America, Australia and Other	88.5	86.8	2	269.4	254.3	6

	$715.3	$650.1	10	$2,092.2	$1,996.7	5

Parts income before income taxes	$106.5	$88.7	20	$311.2	$280.2	11

Pre-tax return on revenues	14.9%	13.6%		14.9%	14.0%

The Company’s worldwide parts net sales and revenues increased in the third quarter and the first nine months of 2013 primarily due to higher aftermarket demand worldwide. The increase in Parts segment income before taxes and pre-tax return on revenues in the third quarter and first nine months of 2013 was primarily due to higher sales, gross margins and cost control.

The major factors for the change in net sales and revenues, cost of sales and revenues, and gross margin for the three months ended September 30, 2013 for the Parts segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Three Months Ended September 30, 2012	$650.1	$487.7	$162.4
Increase (decrease)
Aftermarket parts volume	62.0	39.5	22.5
Average aftermarket parts sales prices	(2.8)		(2.8)
Average aftermarket parts direct costs		3.1	(3.1)
Warehouse and other indirect costs		.5	(.5)
Currency translation	6.0	3.6	2.4

Total increase	65.2	46.7	18.5

Three Months Ended September 30, 2013	$715.3	$534.4	$180.9

•	Higher market demand in all markets resulted in increased aftermarket parts sales volume of $62.0 million and related cost of sales by $39.5 million.

•	Average aftermarket parts sales prices decreased sales by $2.8 million reflecting lower price realization.

•	Average aftermarket parts direct costs increased $3.1 million from higher material costs.

•	Parts gross margins in the third quarter of 2013 of 25.3% increased from 25.0% in the third quarter of 2012 due to the factors noted above.

PACCAR Inc - Form 10-Q

The major factors for the change in net sales and revenues, cost of sales and revenues, and gross margin for the nine months ended September 30, 2013 for the Parts segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Nine Months Ended September 30, 2012	$1,996.7	$1,491.7	$505.0
Increase (decrease)
Aftermarket parts volume	65.4	40.4	25.0
Average aftermarket parts sales prices	24.5		24.5
Average aftermarket parts direct costs		15.7	(15.7)
Warehouse and other indirect costs		4.5	(4.5)
Currency translation	5.6	4.3	1.3

Total increase	95.5	64.9	30.6

Nine Months Ended September 30, 2013	$2,092.2	$1,556.6	$535.6

•	Higher market demand in all markets resulted in increased aftermarket parts sales volume of $65.4 million and related cost of sales by $40.4 million.

•	Average aftermarket parts sales prices increased sales by $24.5 million reflecting improved price realization.

•	Average aftermarket parts direct costs increased $15.7 million due to higher material costs.

•	Warehouse and other indirect costs increased $4.5 million primarily due to higher costs from warehouse capacity expansion to support sales volume.

•	Parts gross margins in the first nine months of 2013 of 25.6% increased from 25.3% in the first nine months of 2012 due to the factors noted above.

Parts SG&A was $51.1 million in the third quarter of 2013 compared to $51.2 million in the third quarter of 2012. In the first nine months of 2013, Parts SG&A was $152.9 million compared to $155.9 million in the first nine months of 2012.

As a percentage of sales, Parts SG&A decreased to 7.1% in the third quarter of 2013 from 7.9% in the third quarter of 2012, reflecting higher sales volumes. For the first nine months of 2013, Parts SG&A as a percentage of sales was 7.3%, down from 7.8% in the first nine months of 2012, due to lower sales and marketing expenses.

PACCAR Inc - Form 10-Q

Financial Services

The Company’s Financial Services segment accounted for 6.8% and 7.0% of revenues in the third quarter and first nine months of 2013 compared to 7.2% and 6.1% in the third quarter and first nine months of 2012.

($ in millions)	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	% Change	2013	2012	% Change
New loan and lease volume:
U.S. and Canada	$666.2	$735.5	(9)	$1,847.2	$2,124.1	(13)
Europe	196.2	202.3	(3)	586.7	646.0	(9)
Mexico and Australia	213.9	224.1	(5)	650.8	570.5	14

	$1,076.3	$1,161.9	(7)	$3,084.7	$3,340.6	(8)
New loan and lease volume by product:
Loans and finance leases	$842.0	$902.2	(7)	$2,417.1	$2,621.1	(8)
Equipment on operating leases	234.3	259.7	(10)	667.6	719.5	(7)

	$1,076.3	$1,161.9	(7)	$3,084.7	$3,340.6	(8)
New loan and lease unit volume:
Loans and finance leases	8,240	8,970	(8)	23,360	25,940	(10)
Equipment on operating leases	2,190	2,600	(16)	6,430	6,830	(6)

	10,430	11,570	(10)	29,790	32,770	(9)
Average earning assets:
U.S. and Canada	$6,385.6	$6,109.7	5	$6,277.0	$5,791.4	8
Europe	2,457.2	2,197.7	12	2,406.1	2,263.8	6
Mexico and Australia	1,786.5	1,613.7	11	1,767.1	1,510.1	17

	$10,629.3	$9,921.1	7	$10,450.2	$9,565.3	9
Average earning assets by product:
Loans and finance leases	$6,883.2	$6,323.0	9	$6,820.9	$6,080.5	12
Dealer wholesale financing	1,491.4	1,600.5	(7)	1,441.3	1,585.0	(9)
Equipment on lease and other	2,254.7	1,997.6	13	2,188.0	1,899.8	15

	$10,629.3	$9,921.1	7	$10,450.2	$9,565.3	9
Revenue:
U.S. and Canada	$156.5	$149.5	5	$470.8	$427.9	10
Europe	75.7	67.2	13	221.9	210.1	6
Mexico and Australia	61.3	56.8	8	182.7	163.0	12

	$293.5	$273.5	7	$875.4	$801.0	9
Revenue by product:
Loans and finance leases	$102.4	$100.2	2	$305.2	$290.3	5
Dealer wholesale financing	14.0	15.3	(8)	40.0	46.6	(14)
Equipment on lease and other	177.1	158.0	12	530.2	464.1	14

	$293.5	$273.5	7	$875.4	$801.0	9

Income before income taxes	$88.2	$80.4	10	$249.8	$229.1	9

In the third quarter and first nine months, new loan and lease volume decreased 7% and 8% to $1.08 billion and $3.08 billion, respectively, compared to the third quarter and first nine months of 2012. The lower volume in the third quarter and first nine months of 2013 primarily reflects lower market shares. In the third quarter of 2013, PFS market share on new PACCAR trucks decreased to 29.0% from 33.1% for the same period in 2012, primarily due to lower market share in the U.S. and Canada and Europe. For the first nine months of 2013, PFS market share was 29.0% compared to 29.8% for the same period in 2012.

PACCAR Inc - Form 10-Q

The increase in PFS revenues in the third quarter and first nine months ended September 30, 2013 primarily resulted from higher average earning asset balances, partially offset by lower yields. PFS income before income taxes increased to $88.2 million and $249.8 million in the third quarter and first nine months of 2013 compared to $80.4 million and $229.1 million in the same periods in 2012 primarily due to higher finance and lease margin.

The major factors for the change in interest and fees, interest and other borrowing expenses and finance margin for the three months ended September 30, 2013 are outlined in the table below:

($ in millions)	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Three Months Ended September 30, 2012	$115.5	$40.6	$74.9
Increase (decrease)
Average finance receivables	8.7		8.7
Average debt balances		2.5	(2.5)
Yields	(6.0)		(6.0)
Borrowing rates		(5.7)	5.7
Currency translation	(1.8)	.5	(2.3)

Total increase (decrease)	.9	(2.7)	3.6

Three Months Ended September 30, 2013	$116.4	$37.9	$78.5

•

Average finance receivables increased $.4 billion from retail portfolio new business volume exceeding repayments, partially offset by a decrease in dealer wholesale financing, primarily in the U.S. and Canada.

•

Average debt balances increased $.5 billion in the third quarter of 2013 and included increased medium-term note funding. The higher average debt balances reflect funding for the higher average earning asset portfolio, including loans, finance leases and equipment on operating leases.

•	Lower market rates resulted in lower portfolio yields (5.6% in 2013 compared to 5.9% in 2012) and lower borrowing rates (1.9% in 2013 compared to 2.2% in 2012).

The major factors for the change in interest and fees, interest and other borrowing expenses and finance margin for the nine months ended September 30, 2013 are outlined in the table below:

($ in millions)	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Nine Months Ended September 30, 2012	$336.9	$118.4	$218.5
Increase (decrease)
Average finance receivables	26.3		26.3
Average debt balances		10.7	(10.7)
Yields	(15.5)		(15.5)
Borrowing rates		(13.4)	13.4
Currency translation	(2.5)	.5	(3.0)

Total increase (decrease)	8.3	(2.2)	10.5

Nine Months Ended September 30, 2013	$345.2	$116.2	$229.0

•

Average finance receivables increased $.6 billion from retail portfolio new business volume exceeding repayments, partially offset by a decrease in dealer wholesale financing, primarily in the U.S. and Canada.

•

Average debt balances increased $.7 billion in the first nine months of 2013 and included increased medium-term note funding. The higher average debt balances reflect funding for the higher average earning asset portfolio, including loans, finance leases and equipment on operating leases.

PACCAR Inc - Form 10-Q

•	Lower market rates resulted in lower portfolio yields (5.6% in 2013 compared to 5.9% in 2012) and lower borrowing rates (2.0% in 2013 compared to 2.2% in 2012).

The following table summarizes operating lease, rental and other income and depreciation and other expense:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30		September 30
	2013	2012	2013	2012
Operating lease revenues	$168.3	$146.9	$488.8	$431.8
Used truck sales and other	8.8	11.1	41.4	32.3

Operating lease, rental and other income	$177.1	$158.0	$530.2	$464.1

Depreciation on operating lease	$110.3	$94.5	$317.4	$270.0
Vehicle operating expenses	24.0	23.3	71.6	72.4
Cost of used truck sales and other	5.9	9.4	34.2	25.1

Depreciation and other expense	$140.2	$127.2	$423.2	$367.5

The major factors for the change in operating lease, rental and other income, depreciation and other expense and lease margin for the three months ended September 30, 2013 are outlined in the table below:

($ in millions)	Operating Lease, Rental and Other Income	Depreciation and Other Expense	Lease Margin
Three Months Ended September 30, 2012	$158.0	$127.2	$30.8
Increase (decrease)
Operating lease impairments		(.1)	.1
Used truck sales and other	(2.3)	(3.5)	1.2
Results on returned lease assets		(.4)	.4
Average operating lease assets	15.6	12.2	3.4
Revenue and cost per asset	3.8	3.0	.8
Currency translation	2.0	1.8	.2

Total increase	19.1	13.0	6.1

Three Months Ended September 30, 2013	$177.1	$140.2	$36.9

•

Used truck sales and other revenues decreased operating lease, rental and other income by $2.3 million and decreased depreciation and other expense by $3.5 million, reflecting a lower number of used truck units sold.

•

Average operating lease assets increased $257.1 million, which increased income by $15.6 million and related depreciation and other expense by $12.2 million, as a result of higher demand for leased vehicles.

•	Revenue and cost per asset increased $3.8 million and $3.0 million, respectively, reflecting the higher demand for leased vehicles and the related costs for higher fleet utilization.

PACCAR Inc - Form 10-Q

The major factors for the change in operating lease, rental and other income, depreciation and other expense and lease margin for the nine months ended September 30, 2013 are outlined in the table below:

($ in millions)	Operating Lease, Rental and Other Income	Depreciation and Other Expense	Lease Margin
Nine Months Ended September 30, 2012	$464.1	$367.5	$96.6
Increase (decrease)
Operating lease impairments		(.4)	.4
Used truck sales and other	9.1	9.1
Results on returned lease assets		3.2	(3.2)
Average operating lease assets	43.7	34.4	9.3
Revenue and cost per asset	10.7	7.1	3.6
Currency translation	2.6	2.3	.3

Total increase	66.1	55.7	10.4

Nine Months Ended September 30, 2013	$530.2	$423.2	$107.0

•

Used truck sales and other revenues increased operating lease, rental and other income by $9.1 million and increased depreciation and other expense by $9.1 million, reflecting a higher number of used truck units sold.

•

Average operating lease assets increased $288.2 million, which increased income by $43.7 million and related depreciation and other expense by $34.4 million, as a result of higher demand for leased vehicles.

•	Revenue and cost per asset increased $10.7 million and $7.1 million, respectively, reflecting the higher demand for leased vehicles and the related costs for higher fleet utilization.

The following tables summarize the provision for losses on receivables and net charge-offs:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2013		September 30, 2013
	Provision For Losses on Receivables	Net Charge-Offs	Provision For Losses on Receivables	Net Charge-Offs
U.S. and Canada	$1.7	$1.3	$5.7	$3.7
Europe	1.5	1.6	7.2	9.6
Mexico and Australia	.4	.2	2.5	.6

	$3.6	$3.1	$15.4	$13.9

($ in millions)	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Provision For Losses on Receivables	Net Charge-Offs	Provision For Losses on Receivables	Net Charge-Offs
U.S. and Canada	$(.4)	$2.7	$2.6	$5.7
Europe	1.9	1.4	7.6	5.5
Mexico and Australia	1.2	1.5	5.0	5.7

	$2.7	$5.6	$15.2	$16.9

PACCAR Inc - Form 10-Q

The provision for losses on receivables was $3.6 million for the third quarter of 2013, an increase of $.9 million compared to the same period in 2012, reflecting higher provisions in the U.S. and Canada due to portfolio growth, partially offset by lower provisions in Mexico and Australia due to fewer units with losses. The provision for losses on receivables was $15.4 million for the first nine months of 2013, an increase of $.2 million compared to the same period in 2012, due to higher provisions in the U.S. and Canada due to portfolio growth, partially offset by lower provisions in Mexico and Australia reflecting improved portfolio quality.

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

The post-modification balance of accounts modified during the nine months ended September 30, 2013 and 2012 are summarized below:

($ in millions)
Nine Months Ended September 30,	2013		2012
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$205.5	3.9%	$168.0	3.5%
Insignificant delay	96.7	1.9%	46.4	1.0%
Credit - no concession	20.9	.4%	30.9	.6%
Credit - TDR	10.3	.2%	45.9	.9%

	$333.4	6.4%	$291.2	6.0%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first nine months of 2013 total modification activity increased slightly compared to 2012 due to higher modifications for commercial reasons and insignificant delays, partially offset by lower credit modifications. The increase in commercial modifications primarily reflect higher levels of additional equipment financed and end-of-contract modifications. The higher modifications for insignificant delays were mainly due to granting two customers in Australia extensions primarily due to business disruptions arising from flooding and granting one large fleet customer in the U.S. a one-month extension.

The following table summarizes the Company’s 30+ days past-due accounts:

	September 30 2013	December 31 2012	September 30 2012
Percentage of retail loan and lease accounts
30+ days past due:
U.S. and Canada	.4%	.3%	.7%
Europe	1.1%	1.0%	1.0%
Mexico and Australia	1.6%	1.5%	1.8%

Worldwide	.7%	.6%	.9%

PACCAR Inc - Form 10-Q

Worldwide PFS accounts 30+ days past due were .7% at September 30, 2013 and have increased .1% from December 31, 2012. The Company continues to focus on maintaining low past-due balances.

When the Company modifies a 30+ days past-due account, the customer is then generally considered current under the revised contractual terms. The Company modified $8.1 million of accounts worldwide during the third quarter of 2013, $11.5 million during the fourth quarter of 2012 and $10.5 million during the third quarter of 2012 that were 30+ days past-due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	September 30 2013	December 31 2012	September 30 2012
Pro forma percentage of retail loan and lease accounts
30+ days past due:
U.S. and Canada	.4%	.4%	.7%
Europe	1.2%	1.3%	1.0%
Mexico and Australia	2.2%	1.9%	2.8%

Worldwide	.8%	.8%	1.1%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past-dues if they were not performing under the modified terms at September 30, 2013, December 31, 2012 and September 30, 2012. The effect on the allowance for credit losses from such modifications was not significant at September 30, 2013, December 31, 2012 and September 30, 2012.

For the third quarter and first nine months of 2013, the Company’s 2013 pre-tax return on revenue for Financial Services was 30.1% and 28.5% compared to 29.4% and 28.6% for the same periods of 2012.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expense. Other sales represent approximately 1% of consolidated net sales and revenues for the third quarter and first nine months of 2013 and 2012. Other SG&A was $9.0 million and $33.6 million in the third quarter and first nine months of 2013 compared to $9.4 million and $31.6 million in the third quarter and first nine months of 2012, respectively. Other income (loss) before tax was a loss of $4.5 million and a loss of $18.6 million in the third quarter and first nine months of 2013 compared to a loss of $1.7 million and a loss of $6.1 million in the same periods of 2012. The higher loss was primarily due to lower income before tax from the winch business.

Investment income was $7.3 million and $21.8 million in the third quarter and first nine months of 2013 compared to $7.8 million and $24.9 million, respectively, in the same time period of 2012. The lower investment income in the third quarter and first nine months of 2013 primarily reflects lower yields on investments from lower market interest rates.

The effective income tax rate in the third quarter of 2013 of 29.7% decreased from 32.4% in the same period of 2012. For the first nine months of 2013, the effective income tax rate of 30.8% decreased from 32.5% in the first nine months of 2012. The decrease in the effective tax rate in both periods of 2013 was primarily due to a higher proportion of income generated in lower taxed jurisdictions.

PACCAR Inc - Form 10-Q

	Three Months Ended		Nine Months Ended
($ in millions)	September 30		September 30
	2013	2012	2013	2012
Domestic income before taxes	$226.9	$137.5	$568.3	$608.3
Foreign income before taxes	213.1	207.9	641.8	662.4

Total income before taxes	$440.0	$345.4	$1,210.1	$1,270.7

Domestic pre-tax return on revenues	10.4%	7.9%	9.3%	9.4%
Foreign pre-tax return on revenues	10.0%	10.0%	10.0%	10.1%

Total pre-tax return on revenues	10.2%	9.0%	9.7%	9.7%

During the third quarter of 2013, improvements in truck and parts sales in the U.S. contributed to higher third quarter domestic income before taxes and pre-tax return on revenues.

During the first nine months of 2013, domestic and foreign income before taxes were lower than the same period in 2012 primarily due to lower first half 2013 Truck segment operations, which were partially off-set by improvements in the third quarter, primarily domestic Truck segment operations.

LIQUIDITY AND CAPITAL RESOURCES:

	September 30	December 31
($ in millions)	2013	2012
Cash and cash equivalents	$1,710.4	$1,272.4
Marketable debt securities	1,201.1	1,192.7

	$2,911.5	$2,465.1

The Company’s total cash and marketable debt securities at September 30, 2013 increased $446.4 million from the balances at December 31, 2012 due primarily to an increase in cash and cash equivalents.

The change in cash and cash equivalents is summarized below:

($ in millions)
Nine Months Ended September 30,	2013	2012
Operating activities:
Net income	$837.1	$858.1
Net income items not affecting cash	658.4	595.7
Pension contributions	(12.0)	(93.7)
Changes in operating assets and liabilities	216.8	(443.5)

Net cash provided by operating activities	1,700.3	916.6
Net cash used in investing activities	(1,464.1)	(1,662.2)
Net cash provided by financing activities	219.9	380.0
Effect of exchange rate changes on cash	(18.1)	9.4

Net increase (decrease) in cash and cash equivalents	438.0	(356.2)
Cash and cash equivalents at beginning of the period	1,272.4	2,106.7

Cash and cash equivalents at end of the period	$1,710.4	$1,750.5

Operating activities: Cash provided by operations increased $783.7 million to $1,700.3 million in the first nine months of 2013, primarily due to an improvement in working capital and $81.7 million in lower pension contributions. Higher operating cash flow reflects $497.1 million higher inflow for purchases of goods and services in accounts payable and accrued expenses in excess of payments and a lower

PACCAR Inc - Form 10-Q

increase in inventories of $83.7 million. In addition, there was a $63.4 million lower increase in Financial Services segment wholesale receivables, sales-type leases and dealer direct loans, and depreciation of equipment on operating leases was higher by $60.5 million. These cash inflows were partially offset by $21.0 million of lower net income and a $91.5 million decrease in cash receipts for sales of goods and services in accounts receivable exceeding sales.

Investing activities: Cash used in investing activities of $1,464.1 million in the first nine months of 2013 decreased $198.1 million from the cash used in the first nine months of 2012. Net new loan and lease originations in the Financial Services segment in the first nine months of 2013 were $261.0 million lower, partially offset by $43.2 million of higher cash used for acquisitions of property, plant and equipment.

Financing activities: Cash provided by financing activities decreased to $219.9 million from $380.0 million in the first nine months of 2012. In the first nine months of 2013, the Company issued $1.88 billion of medium-term debt, $67.0 million less than the first nine months of 2012. The proceeds were used to repay medium-term debt of $565.5 million and to reduce outstanding balances on commercial paper and bank loans by $912.1 million, resulting in cash provided by borrowing activities of $406.5 million, $584.1 million lower than the cash provided by borrowing activities of $990.6 million in the first nine months of 2012. In both periods, cash provided by net borrowings was used to fund growth in the Financial Services portfolios. These lower amounts of cash provided by borrowing activities were partially offset by no purchases of treasury stock in the first nine months of 2013, compared to $162.1 million purchased in the first nine months of 2012. In addition, the Company paid $212.3 million of dividends in the first nine months of 2013, a decrease of $243.6 million compared to $455.9 million in the same period of 2012; the higher dividends paid in 2012 reflect a special dividend declared in 2011 and paid in early 2012.

Credit Lines and Other

The Company has line of credit arrangements of $3.67 billion, of which $3.42 billion were unused at September 30, 2013. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion matures in June 2014, $1.0 billion matures in June 2017 and $1.0 billion matures in June 2018. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the nine months ended September 30, 2013.

In December 2011, PACCAR Inc filed a shelf registration under the Securities Act of 1933. The current registration expires in the fourth quarter of 2014 and does not limit the principal amount of debt securities that may be issued during the period. The total amount of medium-term notes outstanding for PACCAR Inc as of September 30, 2013 was $500.0 million.

In December 2011, PACCAR’s Board of Directors approved the repurchase of $300.0 million of the Company’s common stock, and as of September 30, 2013, $192.0 million of shares have been repurchased pursuant to the authorization.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future. The current portion of long-term debt was $150.0 million as of September 30, 2013.

Investments for property, plant and equipment in the first nine months of 2013 totaled $294.8 million compared to $353.1 million in the first nine months of 2012 as the Company invested in new products and building a new DAF factory in Brasil. Capital investments in 2013 are expected to be approximately $425 to $475 million. Spending on R&D in 2013 is expected to be $250 to $260 million. PACCAR will continue to focus on new product programs, engine development and manufacturing efficiency improvements. In 2014, capital investments are expected to be $350 to $400 million and R&D is expected to be $225 to $275 million, as PACCAR will continue to focus on enhanced manufacturing operating efficiencies and investing in new products and services.

PACCAR Inc - Form 10-Q

The Company conducts business in the countries of Spain, Italy, Portugal, Ireland and Greece, which have been experiencing significant financial stress. As of September 30, 2013, the Company had finance and trade receivables in these countries of approximately 1% of consolidated total assets. As of September 30, 2013, the Company did not have any marketable debt security investments in corporate or sovereign government securities in these countries. In addition, the Company had no derivative counterparty credit exposures in these countries as of September 30, 2013.

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

In November 2012, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration statement under the Securities Act of 1933 effective for a three year period. The total amount of medium-term notes outstanding for PFC as of September 30, 2013 was $3.6 billion. The registration expires in the fourth quarter of 2015 and does not limit the principal amount of debt securities that may be issued during that period.

As of September 30, 2013, the Company’s European finance subsidiary, PACCAR Financial Europe, had €418.3 million available for issuance under a €1.50 billion medium-term note program registered with the London Stock Exchange. The program was renewed in the second quarter of 2013 and is renewable annually through the filing of a new prospectus.

In April 2011, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in 2016 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At September 30, 2013, 7.64 billion pesos remained available for issuance.

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

PACCAR Inc - Form 10-Q

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the nine months ended September 30, 2013. For additional information, refer to Item  7A as presented in the 2012 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the nine months ended September 30, 2013.

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company’s business or financial condition.

On June 3, 2013, the Company and PFC entered into a settlement with the United States Securities and Exchange Commission (“SEC”) that fully resolves the previously reported SEC investigation into the Company’s financial reporting from 2008 to 2011. See Legal Proceedings in the Company’s Form 10-Q for the second quarter of 2013 for additional details.

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

PACCAR Inc - Form 10-Q

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2012 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the nine months ended September 30, 2013.

(c) Issuer purchases of equity securities.

On December 6, 2011, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of September 30, 2013, $192.0 million of shares have been repurchased under this plan. There were no repurchases made under this plan during the first nine months of 2013.

ITEM 6. EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc - Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date November 7, 2013	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc - Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

	(a)	Restated Certificate of Incorporation of PACCAR Inc	8-K	September 19, 2005	99.3	001-14817

	(b)	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008	10-Q	May 2, 2008	3(b)	001-14817

(ii)		Bylaws:

	(a)	Second Amended and Restated Bylaws of PACCAR Inc	8-K	July 13, 2012	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Form of InterNotes, Series B (PACCAR Financial Corp.)	S-3	November 7, 2012	4.4	333-184808

	(e)	Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company	S-3	November 18, 2008	4.1	333-155429

	(f)	Forms of Medium-Term Note, Series A	S-3	November 18, 2008	4.2A and 4.2B	333-155429

	(g)	Indenture for Senior Debt Securities dated as of December 19, 2011 between PACCAR Inc and The Bank of New York Mellon Trust Company, N.A.	S-3	December 19, 2011	4.1	333-178607

	(h)	Forms of Medium-Term Note, Series B (Fixed- and Floating-Rate)	S-3	December 19, 2011	4.2A and 4.2B	333-178607

PACCAR Inc - Form 10-Q

Exhibit Number		Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(i)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V.*

	(j)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	10-K	February 27, 2009	10(d)	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(g)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 29, 2012	10(g)	001-14817

	(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	DEF14A	March 10, 2011	Appendix B	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan	DEF14A	March 10, 2011	Appendix A	001-14817

	(j)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

PACCAR Inc - Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(k)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

(l)	PACCAR Inc Long Term Incentive Plan, 2014 Form of Nonstatutory Stock Option Agreement	10-Q	August 7, 2013	10(l)	001-14817

(m)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	8-K	February 5, 2007	99.1	001-14817

(n)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement	10-K	February 26, 2010	10(m)	001-14817

(o)	PACCAR Inc Long Term Incentive Plan, Alternate Form of Restricted Stock Award Agreement	10-K	March 1, 2011	10(n)	001-14817

(p)	PACCAR Inc Long Term Incentive Plan, 2008 Form of Share Match Restricted Stock Award Agreement	8-K	February 5, 2008	99.1	001-14817

(q)	PACCAR Inc Long Term Incentive Plan, 2011 Form of Share Match Restricted Stock Award Agreement	10-K	March 1, 2011	10(p)	001-14817

(r)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective January 1, 2009	10-K	March 1, 2011	10(r)	001-14817

(s)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities	8-K	May 16, 2007	10.1	001-14817

(t)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	10-Q	October 27, 2008	10(o)	001-14817

PACCAR Inc - Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(u)	Second Amendment to Memorandum of Understanding dated as of September 26, 2013, by and among PACCAR Engine Company, the Mississippi Development Authority and the Mississippi Major Economic Impact Authority*

(12)	Statements Re: Computation of Ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine month periods ended September 30, 2013 and 2012*

(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2008 - 2012	10-K	February 27, 2013	12(a)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

(a)	Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

* filed herewith