Form 10-K
period 2013-12-31
PACCAR INC
filed 2014-02-27
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013:

Common Stock, $1 par value - $18.61 billion

The number of shares outstanding of the registrant’s classes of common stock, as of January 31, 2014:

Common Stock, $1 par value – 354,402,609 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on April 29, 2014 are incorporated by reference into Part III.

PACCAR Inc – FORM 10-K

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

(b)	Financial Information About Industry Segments and Geographic Areas

Information about the Company’s industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears in Item 8, Note R, of this Form 10-K.

(c)	Narrative Description of Business

PACCAR is a multinational company operating in three principal industry segments: (1) the Truck segment includes the design, manufacture and distribution of high-quality, light-, medium- and heavy-duty commercial trucks; (2) the Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles; and (3) the Financial Services segment includes finance and leasing products and services provided to customers and dealers. Light and medium-duty trucks have a gross vehicle weight (GVW) ranging from 16,000 to 33,000 lbs (Class 5 to 7) in North America and 6 to 16 metric tonnes in Europe. Heavy duty trucks have a GVW of over 33,000 lbs (Class 8) in North America and over 16 metric tonnes in Europe. PACCAR’s finance and leasing activities are principally related to PACCAR products and associated equipment. PACCAR’s Other business is the manufacturing and marketing of industrial winches.

TRUCKS

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Canada, Mexico and Brasil, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. PACCAR competes in the North American Class 5 - 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada and in Mexicali, Mexico, which are operated by PACCAR’s wholly owned subsidiaries located in those countries. PACCAR competes in the European light/medium market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly owned subsidiaries. PACCAR completed construction of its new 300,000 square-foot DAF assembly facility in Ponta Grossa, Brasil in October 2013. Brasil is a major truck market with industry sales above six tonnes in 2013 of 149,000 units. During the fourth quarter of 2013, DAF began truck production in Brasil. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounts for 76% of total 2013 net sales and revenues.

Substantially all trucks are sold to independent dealers. The Kenworth and Peterbilt nameplates are marketed and distributed by separate divisions in the U.S. and a foreign subsidiary in Canada. The Kenworth nameplate is also marketed and distributed by foreign subsidiaries in Mexico and Australia. The DAF nameplate is marketed and distributed worldwide by a foreign subsidiary headquartered in the Netherlands and is also marketed and distributed by a foreign subsidiary in Brasil. The decision to operate as a subsidiary or as a division is incidental to PACCAR’s Truck segment operations and reflects legal, tax and regulatory requirements in the various countries where PACCAR operates.

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

The Company’s trucks have a reputation for high quality and are essentially custom products, most of which are ordered by dealers according to customer specification. Some units are ordered by dealers for stocking to meet the needs of certain customers who require immediate delivery or for customers that require chassis to be fitted with specialized bodies. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures PACCAR engines and axles and a higher percentage of other components for its heavy truck models. In 2013, the Company installed PACCAR engines in 33% of the Company’s Kenworth and Peterbilt heavy-duty trucks in the U.S. and Canada. Engines not manufactured by the Company are purchased from Cummins Inc. (Cummins). The Company has a long term agreement with Cummins to provide for continuity of supply. A loss of supply from Cummins, and the resulting interruption in the production of trucks, would have a material effect on the Company’s results. The cost of purchased materials and parts includes raw materials, partially processed materials, such as castings, and finished components manufactured by independent suppliers. The cost of materials purchased from suppliers of raw materials, partially processed materials and finished components make up approximately 85% of the cost of new trucks. The value of major finished truck components manufactured by independent suppliers ranges from approximately 35% in Europe to approximately 85% in North America. In addition to purchased materials, the Company’s cost of sales includes labor and factory overhead, vehicle delivery and warranty. Accordingly, except for certain factory overhead costs such as depreciation, property taxes and utilities, the Company’s cost of sales are highly variable in relation to sales.

The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 3% of consolidated revenues in 2013. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would either require the Company to contract for an alternative source of supply or to manufacture cabs itself.

Other than these components, the Company is not limited to any single source for any significant component, although the sudden inability of a supplier to deliver components could have a temporary adverse effect on production of certain products. No significant shortages of materials or components were experienced in 2013. Manufacturing inventory levels are based upon production schedules, and orders are placed with suppliers accordingly.

Key factors affecting Truck segment earnings include the number of new trucks sold in the markets served and the margins realized on the sales. The Company’s sales of new trucks is dependent on the size of the truck markets served and the Company’s share of those markets. Truck segment sales and margins tend to be cyclical related to the level of overall economic activity, the availability of capital and the amount of freight being transported. The Company’s costs for trucks sold consist primarily of material costs which are influenced by commodities prices such as steel, copper, aluminum and petroleum. The Company utilizes long term supply agreements with its suppliers to reduce the variability of the unit cost of purchased materials and finished components. The Company’s spending on research and development varies based on product development cycles and government requirements such as the periodic need to meet diesel engine emissions and vehicle fuel efficiency standards in the various markets served. The Company maintains rigorous control of selling, general and administrative (SG&A) expenses and seeks to minimize such costs.

There are four principal competitors in the U.S. and Canada commercial truck market. The Company’s share of the U.S. and Canadian Class 8 market was 28.0% of retail sales in 2013. In Europe, there are six principal competitors in the commercial truck market, including parent companies to two competitors of the Company in the United States. In 2013, DAF had a record 16.2% share of the Western and Central European heavy-duty market and a record 11.8% share of the light/medium market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

The Peterbilt, Kenworth and DAF nameplates are recognized internationally and play an important role in the marketing of the Company’s truck products. The Company engages in a continuous program of trademark and trade name protection in all marketing areas of the world.

The Company’s truck products are subject to environmental noise and emission regulations. Competing manufacturers are subject to the same regulations. The Company believes the cost of complying with noise and emission regulations will not be detrimental to its business.

The Company had a total production backlog of $4.0 billion at the end of 2013. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90-day backlog approximated $2.0 billion at December 31, 2013, $1.4 billion at December 31, 2012, and $2.6 billion at December 31, 2011. Production of the year end 2013 backlog is expected to be substantially completed during 2014.

PARTS

The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles in the U.S., Canada, Europe, Australia, Mexico and South America. Aftermarket truck parts are sold and delivered to the Company’s independent dealers through the Company’s 16 strategically located parts distribution centers (PDCs). Parts are primarily purchased from various suppliers and also manufactured by the Company. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 16% of total 2013 net sales and revenues.

During 2013, PACCAR completed construction of a new 280,000 square-foot parts PDC in Eindhoven, the Netherlands, established a PDC in Ponta Grossa, Brasil, and doubled the warehouse space in its Lancaster, Pennsylvania PDC.

Key factors affecting Parts segment earnings include the aftermarket parts sold in the markets served and the margins realized on the sales. Aftermarket parts sales are influenced by the total number of the Company’s trucks in service and the average age and mileage of those trucks. To reflect the benefit the Parts segment receives from costs incurred by the Truck segment, certain factory overhead, research and development, engineering and SG&A expenses are allocated from the Truck segment to the Parts segment. The Company’s cost for parts sold consist primarily of material costs which are influenced by commodities prices such as steel, copper, aluminum and petroleum. The Company utilizes long term supply agreements with its suppliers to reduce the variability of the cost of parts sold. The Company maintains rigorous control of SG&A expenses and seeks to minimize such costs.

OTHER BUSINESSES

Other businesses include a division of the Company which manufactures industrial winches in two U.S. plants and markets them under the Braden, Carco, and Gearmatic nameplates. The markets for these products are highly competitive, and the Company competes with a number of well established firms. Sales of industrial winches were approximately 1% of net sales and revenues in 2013, 2012 and 2011.

The Braden, Carco, and Gearmatic trademarks and trade names are recognized internationally and play an important role in the marketing of those products.

FINANCIAL SERVICES

PACCAR Financial Services (PFS) operates in 23 countries in North America, Europe, Australia and South America through wholly owned finance companies operating under the PACCAR Financial trade name. PFS also conducts full service leasing operations through wholly owned subsidiaries in North America and Germany under the PacLease trade name. Selected dealers in North America are franchised to provide full service leasing. PFS provides its franchisees equipment financing and administrative support. PFS also operates full service lease outlets on its own behalf. PFS’s retail loan and lease customers consist of small, medium and large commercial trucking companies, independent owner/operators and other businesses that purchased their trucks principally from PACCAR’s independent dealers.

The Company’s finance receivables are classified as dealer wholesale, dealer retail and customer retail segments. The dealer wholesale segment consists of truck inventory financing to PACCAR dealers. The dealer retail segment consists of loans and leases to participating dealers and franchises that use the proceeds to fund customers’ acquisition of commercial vehicles and related equipment. The customer retail segment consists of loans and leases directly to customers for the acquisition of commercial vehicles and related equipment. Customer retail receivables are further segregated between fleet and owner/operator classes. The fleet class consists of customer retail accounts operating more than five trucks. All other customer retail accounts are considered owner/operator. Each individual class has similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk.

Receivables are secured by the products financed or leased. The terms of loan and lease contracts vary with the type and usage of equipment but generally range from three to five years. Payment is required on dealer inventory financing when the floored truck is sold to a customer or upon maturity of the flooring loan, whichever comes first. Dealer inventory loans generally mature within one to two years.

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

The revenue earned on loans and leases depends on market interest and lease rates and the ability of PFS to differentiate itself from the competition by superior industry knowledge and customer service. Dealer inventory loans have variable rates with rates reset monthly based on an index pertaining to the applicable local market. Retail loan and lease contracts normally have fixed rates over the contract term. PFS obtains funds either through fixed rate borrowings or through variable rate borrowings, a portion of which have been effectively converted to fixed rate through the use of interest rate contracts. This enables PFS to obtain a stable spread between the cost of borrowing and the yield on fixed rate contracts over the contract term. Included in Financial Services cost of revenues is depreciation on equipment on operating leases. The amount of depreciation on operating leases principally depends on the amount of leased equipment, and the average term of the lease which generally range from three to five years and residual values which generally range from 30 to 50%. The margin earned is the difference between the revenues on loan and lease contracts and the direct costs of operation, including interest and depreciation.

PFS incurs credit losses when customers are unable to pay the full amounts due under loan and finance lease contracts. PFS takes a conservative approach to underwriting new retail business in order to minimize credit losses and the related provision for losses.

The ability of these customers to pay their obligations to PFS depends on the state of the general economy, the extent of freight demand, freight rates and the cost of fuel, among other factors. PFS limits its exposure to any one customer, with no one customer or dealer balance representing over 4% of the aggregate portfolio. PFS generally requires a down payment and secures its interest in the underlying truck equipment collateral and may include other collateral or personal guarantees. In the event of default, PFS will repossess the vehicle and sell it in the open market primarily through its dealer network. PFS will take legal means to recover any shortfall between the amounts owed and the amounts recovered from sale of the collateral. The amount of credit losses depends on the rate of default on loans and finance leases and, in the event of repossession, the ability to recover the amount owed from sale of the collateral which is affected by used truck prices. PFS’s experience over the last fifty years financing truck sales has been that periods of economic weakness result in higher past dues and increased rates of repossession. Used truck prices also tend to fall during periods of economic weakness. As a result, credit losses tend to increase during periods of economic weakness. PFS provides an allowance for credit losses based on specifically identified customer risks and an analysis of estimated losses inherent in the portfolio, considering the amount of past due accounts, the trends of used truck prices and the economic environment in each of its markets.

Financial Services SG&A expenses consist primarily of personnel costs associated with originating and servicing the Company’s loan and lease portfolios. These costs vary somewhat depending on overall levels of business activity, but given the ongoing nature of servicing activities tend to be relatively stable.

PATENTS

The Company owns numerous patents which relate to all product lines. Although these patents are considered important to the overall conduct of the Company’s business, no patent or group of patents is considered essential to a material part of the Company’s business.

REGULATION

As a manufacturer of highway trucks, the Company is subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration as well as environmental laws and regulations in the United States, and is subject to similar regulations in Canada, Mexico, Australia, Brasil and Europe. In addition, the Company is subject to certain other licensing requirements to do business in the United States and Europe. The Company believes it is in compliance with laws and regulations applicable to safety standards, the environment and other licensing requirements in all countries where it has operations.

Information regarding the effects that compliance with international, federal, state and local provisions regulating the environment have on the Company’s capital and operating expenditures and the Company’s involvement in environmental cleanup activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements in Items 7 and 8, respectively.

EMPLOYEES

On December 31, 2013, the Company had approximately 21,800 employees.

OTHER DISCLOSURES

The Company’s filings on Forms 10-K, 10-Q and 8-K and any amendments to those reports can be found on the Company’s website www.paccar.com free of charge as soon as practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, our reports filed with the SEC can be found at www.sec.gov. The information on the Company’s website is not incorporated by reference into this report.

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

Information Technology. The Company relies on information technology systems, including the internet and other computer systems, which may be subject to disruptions during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses; or outside parties attempting to disrupt the Company’s business or gain unauthorized access to the Company’s electronic data. The Company maintains excellent protections to guard against such events. If the Company’s computer systems were to be damaged, disrupted or breached, it could result in negative impact on the Company’s operating results and also could cause reputational damage, business disruption or the disclosure of confidential data.

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

Environmental Regulations. The Company’s operations are subject to and affected by environmental laws and regulations that impose significant compliance costs. The Company could experience higher research and development costs due to changes in government requirements for its products, including changes in engine and vehicle emissions, safety regulations, fuel requirements or greenhouse gas regulations.

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

Accounting Estimates. In the preparation of the Company’s financial statements in accordance with U.S. generally accepted accounting principles, management uses estimates and makes judgments and assumptions that affect asset and liability values and the amounts reported as income and expense during the periods presented. Certain of these estimates, judgments and assumptions, such as residual values on operating leases, the allowance for credit losses, warranty and pension expenses and the provision for income taxes, are particularly sensitive. If actual results are different from estimates used by management, they may have a material impact on the financial statements. For additional disclosures regarding accounting estimates, see “Critical Accounting Policies” under Item 7 of this Form 10-K.

Taxes. Changes in statutory income tax rates in the countries in which the Company operates impact the Company’s effective tax rate. Changes to other taxes or the adoption of other new tax legislation could affect the Company’s provision for income taxes and related tax assets and liabilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company and its subsidiaries own and operate manufacturing plants in five U.S. states, three countries in Europe, and in Australia, Canada, Mexico and Brasil. The Company also has 16 parts distribution centers, many sales and service offices, and finance and administrative offices which are operated in owned or leased premises in these and other countries. Facilities for product testing and research and development are located in Washington state and the Netherlands. The Company’s corporate headquarters is located in owned premises in Bellevue, Washington. The Company considers all of the properties used by its businesses to be suitable for their intended purposes.

PACCAR completed its construction of a new DAF assembly plant in Ponta Grossa, Brasil and began manufacturing DAF vehicles for sale in Brasil and other South American countries in October 2013. The Company invests in facilities, equipment and processes to provide manufacturing and warehouse capacity to meet its customers’ needs and improve operating performance.

The following summarizes the number of the Company’s manufacturing plants and parts distribution centers by geographical location within indicated industry segments:

	U.S.	Canada	Australia	Mexico	Europe	So. America
Truck	4	1	1	1	3	1
Parts	6	1	1	1	5	2
Other	2	-	-	-	-	-

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information, Holders, Dividends, Securities Authorized for Issuance Under Equity Compensation Plans and Performance Graph.

Market Information, Holders and Dividends.

Common stock of the Company is traded on the NASDAQ Global Select Market under the symbol PCAR. The table below reflects the range of trading prices as reported by The NASDAQ Stock Market LLC and cash dividends declared. There were 1,868 record holders of the common stock at December 31, 2013.

	2013			2012
	CASH DIVIDENDS DECLARED	STOCK PRICE		CASH DIVIDENDS DECLARED	STOCK PRICE
QUARTER		HIGH	LOW		HIGH	LOW
First	$.20	$51.38	$45.42	$.18	$48.00	$38.36
Second	.20	55.05	47.12	.20	48.22	35.55
Third	.20	60.00	52.59	.20	43.38	35.21
Fourth	.20	59.35	53.67	.20	45.68	39.52
Year-End Extra	.90			.80

The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2013 regarding compensation plans under which PACCAR equity securities are authorized for issuance.

	Number of Securities Granted and to be Issued on Exercise of Outstanding Options and Other Rights	Weighted-average Exercise Price of Outstanding Options	Securities Available for Future Grant
Stock compensation plans approved by stockholders	5,262,726	$41.11	16,756,019

All stock compensation plans have been approved by the stockholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 350,826 shares that represent deferred cash awards payable in stock. The weighted-average exercise price does not include the securities that represent deferred cash awards.

Securities available for future grant are authorized under the following two plans: (i) 15,866,956 shares under the LTI Plan, and (ii) 889,063 shares under the RSDC Plan.

Stockholder Return Performance Graph.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, to the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the return of an industry peer group of companies (the Peer Group Index) for the last five fiscal years ended December 31, 2013. Standard & Poor’s has calculated a return for each company in the Peer Group Index weighted according to its respective capitalization at the beginning of each period with dividends reinvested on a monthly basis. Management believes that the identified companies and methodology used in the graph for the Peer Group Index provides a better comparison than other indices available. The Peer Group Index consists of AGCO Corporation, Caterpillar Inc., Cummins Inc., Dana Holding Corporation, Deere & Company, Eaton Corporation, Meritor Inc., Navistar International Corp., Oshkosh Corporation, Scania AB and AB Volvo. The comparison assumes that $100 was invested on December 31, 2008 in the Company’s common stock and in the stated indices and assumes reinvestment of dividends.

	2008	2009	2010	2011	2012	2013
PACCAR Inc	100	129.13	207.10	139.81	174.92	235.96
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
Peer Group Index	100	147.56	258.76	219.07	252.36	289.67

(b)	Use of Proceeds from Registered Securities

Not applicable

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 6, 2011, the Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of December 31, 2013, $192.0 million of shares have been repurchased under this plan. There were no repurchases made under this plan during 2013.

ITEM 6.	SELECTED FINANCIAL DATA.

	2013	2012	2011	2010	2009
	(millions except per share data)
Truck, Parts and Other Net Sales	$15,948.9	$15,951.7	$15,325.9	$9,325.1	$7,076.7
Financial Services Revenues	1,174.9	1,098.8	1,029.3	967.8	1,009.8

Total Revenues	$17,123.8	$17,050.5	$16,355.2	$10,292.9	$8,086.5
Net Income	$1,171.3	$1,111.6	$1,042.3	$457.6	$111.9
Net Income Per Share:
Basic	3.31	3.13	2.87	1.25	.31
Diluted	3.30	3.12	2.86	1.25	.31
Cash Dividends Declared Per Share	1.70	1.58	1.30	.69	.54
Total Assets:
Truck, Parts and Other	9,095.4	7,832.3	7,771.3	6,355.9	6,137.7
Financial Services	11,630.1	10,795.5	9,401.4	7,878.2	8,431.3
Truck, Parts and Other Long-Term Debt	150.0	150.0	150.0	150.0	172.3
Financial Services Debt	8,274.2	7,730.1	6,505.4	5,102.5	5,900.5
Stockholders’ Equity	6,634.3	5,846.9	5,364.4	5,357.8	5,103.7
Ratio of Earnings to Fixed Charges	11.17x	10.69x	8.93x	3.89x	1.56x

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW:

PACCAR is a global technology company whose Truck segment includes the design and manufacture of high-quality, light-, medium- and heavy-duty commercial trucks. In North America, trucks are sold under the Kenworth and Peterbilt nameplates, in Europe, under the DAF nameplate and in Australia and South America, under the Kenworth and DAF nameplates. The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles. The Company’s Financial Services segment derives its earnings primarily from financing or leasing PACCAR products in North America, Europe and Australia. The Company’s Other business is the manufacturing and marketing of industrial winches.

Consolidated net sales and revenues of $17.12 billion in 2013 were the highest in the Company’s history. The increase from $17.05 billion in 2012 was mainly due to record aftermarket parts sales and higher financial services revenue. Improving fleet utilization and the age of the North American truck fleet are contributing to excellent parts and service business. Truck unit sales decreased in 2013 to 137,100 units from 140,400 units in 2012, reflecting lower industry retail sales in North America, partially offset by a larger over 16-tonne market and record DAF market share in Europe.

In 2013, PACCAR earned net income for the 75th consecutive year. Net income in 2013 of $1.17 billion was the third highest in the Company’s history, increasing from $1.11 billion ($3.12 per diluted share) in 2012, primarily due to record Parts segment sales, improved Truck segment operating margin and record Financial Services segment pre-tax income. Earnings per diluted share of $3.30 was the second best in the Company’s history.

PACCAR completed construction of its new 300,000 square-foot DAF assembly facility in Ponta Grossa, Brasil in October 2013. Brasil is a major truck market with industry sales above six tonnes in 2013 of 149,000 units. During the fourth quarter of 2013, DAF began truck production in Brasil. During 2014, DAF plans to steadily increase truck production. The independent DAF dealer service network in Brasil consisted of 20 locations in 2013 and is expected to expand to 40 locations in 2014. It is estimated that Brasil industry truck sales in the above six tonnes segment will be 150,000 units in 2014.

PACCAR launched a new range of vocational trucks in 2013: the Kenworth T880, the Peterbilt Model 567 and the DAF CF and LF Euro 6 models. PACCAR expanded its family of engines with the introduction of higher horsepower ratings for the PACCAR MX-13 engine and the new PACCAR MX-11 engine. In 2013, the Company’s research and development expenses were $251.4 million compared to $279.3 million in 2012.

During 2013, PACCAR completed construction of a new 280,000 square-foot parts distribution center (PDC) in Eindhoven, the Netherlands, established a PDC in Ponta Grossa, Brasil, and doubled the warehouse space in the Lancaster, Pennsylvania PDC. The Company has 16 PDCs strategically located to support customers in North America, Europe, Australia and South America.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 23 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $11.63 billion that earned a record pre-tax profit of $340.2 million. PFS issued $2.10 billion in medium-term notes during the year to support portfolio growth.

Truck and Parts Outlook

Truck industry retail sales in the U.S. and Canada in 2014 are expected to be 210,000–240,000 units compared to 212,200 units in 2013 driven primarily by ongoing fleet replacement and some expansion of industry fleet capacity reflecting modest overall economic growth. In Europe, the 2014 truck industry registrations for over 16-tonne vehicles are expected to be 200,000–230,000 units, compared to the 240,800 trucks in 2013. Some customers accelerated purchases of Euro 5 vehicles in 2013 ahead of the introduction of the Euro 6 emission requirement in 2014.

In 2014, Parts industry aftermarket sales are expected to grow 3-7%, reflecting modest economic growth in the U.S. and Canada and Europe.

Capital investments in 2014 are expected to be $350 to $400 million, focused on enhanced powertrain development and increased operating efficiency for the assembly facilities. Research and development (R&D) in 2014 is expected to be $225 to $275 million, focused on new products and services.

Financial Services Outlook

Average earning assets in 2014 are expected to grow approximately 5% reflecting record Financial Services asset levels at the start of the year. Current levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, past due accounts, truck repossessions and credit losses would likely increase from the current low levels.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

($ in millions, except per share amounts) Year Ended December 31,	2013	2012	2011
Net sales and revenues:
Truck	$13,002.9	$13,131.5	$12,630.7
Parts	2,822.2	2,667.5	2,577.0
Other	123.8	152.7	118.2

Truck, Parts and Other	15,948.9	15,951.7	15,325.9
Financial Services	1,174.9	1,098.8	1,029.3

	$17,123.8	$17,050.5	$16,355.2

Income (loss) before income taxes:
Truck	$936.7	$920.4	$864.7
Parts	416.0	374.6	394.1
Other	(26.5)	(7.0)	(26.5)

Truck, Parts and Other	1,326.2	1,288.0	1,232.3
Financial Services	340.2	307.8	236.4
Investment income	28.6	33.1	38.2
Income taxes	(523.7)	(517.3)	(464.6)

Net Income	$1,171.3	$1,111.6	$1,042.3

Diluted earnings Per Share	$3.30	$3.12	$2.86

Return on revenues	6.8%	6.5%	6.4%

The following provides an analysis of the results of operations for the Company’s three reportable segments - Truck, Parts and Financial Services. Where possible, the Company has quantified the factors identified in the following discussion and analysis. In cases where it is not possible to quantify the impact of factors, the Company lists them in estimated order of importance. Factors for which the Company is unable to specifically quantify the impact include market demand, fuel prices, freight tonnage and economic conditions affecting the Company’s results of operations.

2013 Compared to 2012:

Truck

The Company’s Truck segment accounted for 76% and 77% of total revenues for 2013 and 2012, respectively.

($ in millions) Year Ended December 31,	2013	2012	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$7,138.1	$7,467.8	(4)
Europe	3,844.4	3,217.1	19
Mexico, South America, Australia and other	2,020.4	2,446.6	(17)

	$13,002.9	$13,131.5	(1)

Truck income before income taxes	$936.7	$920.4	2

Pre-tax return on revenues	7.2%	7.0%

The Company’s worldwide truck net sales and revenues decreased due to lower market demand in the U.S. and Canada ($329.7 million), South America ($342.3 million) and Australia ($94.8 million), partially offset by higher market demand in Europe ($627.3 million). Truck segment income before income taxes and pre-tax return on revenues reflects improved price realization, primarily in Europe, and lower R&D and selling, general and administrative (SG&A) expenses, partially offset by lower truck unit deliveries.

The Company’s new truck deliveries are summarized below:

Year Ended December 31,	2013	2012	% CHANGE
U.S.	59,000	62,200	(5)
Canada	9,700	10,900	(11)

U.S. and Canada	68,700	73,100	(6)
Europe	48,400	43,500	11
Mexico, South America, Australia and other	20,000	23,800	(16)

Total units	137,100	140,400	(2)

In 2013, industry retail sales in the heavy-duty market in the U.S. and Canada decreased to 212,200 units compared to 224,900 units in 2012. The Company’s heavy-duty truck retail market share was 28.0% compared to 28.9% in 2012. The medium-duty market was 65,900 units in 2013 compared to 64,600 units in 2012. The Company’s medium-duty market share was 15.7% in 2013 compared to 15.4% in 2012.

The over 16-tonne truck market in Western and Central Europe in 2013 was 240,800 units, an 8% increase from 222,000 units in 2012 reflecting a pre-buy of Euro 5 trucks by some customers ahead of Euro 6 emissions regulations effective in 2014. The Company’s market share was a record 16.2% in 2013, an increase from 16.0% in 2012. The 6- to 16-tonne market in 2013 was 57,000 units compared to 55,500 units in 2012. The Company’s market share was a record 11.8% in 2013, an increase from 11.4% in 2012.

Sales in Mexico, South America, Australia and other markets decreased in 2013 primarily due to fewer new truck deliveries in Colombia.

The major factors for the change in net sales and revenues, cost of sales and revenues and gross margin between 2013 and 2012 for the Truck segment are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
2012	$13,131.5	$11,794.0	$1,337.5
Increase (decrease)
Truck delivery volume	(399.7)	(324.5)	(75.2)
Average truck sales prices	57.6		57.6
Average per truck material, labor and other direct costs		2.2	(2.2)
Factory overhead and other indirect costs		20.6	(20.6)
Operating lease revenues and depreciation expense	149.0	142.4	6.6
Currency translation	64.5	57.2	7.3

Total decrease	(128.6)	(102.1)	(26.5)

2013	$13,002.9	$11,691.9	$1,311.0

•	Truck delivery volume reflects lower truck deliveries in all markets except Europe. Higher deliveries in Europe reflect purchases of Euro 5 vehicles ahead of the Euro 6 emission requirement in 2014.

•	Average truck sales prices increased sales by $57.6 million, reflecting increased price realization from higher market demand in Europe.

•	Factory overhead and other indirect costs increased $20.6 million, primarily due to higher depreciation expense.

•	Operating lease income and depreciation expense increased due to a higher volume of operating leases in Europe.

•	Truck gross margins in 2013 of 10.1% decreased slightly from 10.2% in 2012 primarily from lower truck volume as noted above.

Truck SG&A was $214.1 million in 2013 compared to $231.0 million in 2012. The lower spending in 2013 was primarily due to lower sales and marketing expense of $5.9 million and ongoing cost controls. As a percentage of sales, SG&A decreased to 1.6% in 2013 compared to 1.8% in 2012.

Parts

The Company’s Parts segment accounted for 16% of total revenues for both 2013 and 2012.

($ in millions) Year Ended December 31,	2013	2012	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$1,635.5	$1,529.1	7
Europe	828.3	786.7	5
Mexico, South America, Australia and other	358.4	351.7	2

	$2,822.2	$2,667.5	6

Parts income before income taxes	$416.0	$374.6	11

Pre-tax return on revenues	14.7%	14.0%

The Company’s worldwide parts net sales and revenues increased due to higher aftermarket demand worldwide. The increase in Parts segment income before taxes and pre-tax return on revenues was primarily due to higher sales, gross margins and cost controls.

The major factors for the change in net sales and revenues, cost of sales and revenues and gross margin between 2013 and 2012 for the Parts segment are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
2012	$2,667.5	$1,995.0	$672.5
Increase (decrease)
Aftermarket parts volume	103.6	67.4	36.2
Average aftermarket parts sales prices	38.3		38.3
Average aftermarket parts direct costs		29.6	(29.6)
Warehouse and other indirect costs		6.5	(6.5)
Currency translation	12.8	8.5	4.3

Total increase	154.7	112.0	42.7

2013	$2,822.2	$2,107.0	$715.2

•	Higher market demand in all markets resulted in increased aftermarket parts sales volume of $103.6 million and related cost of sales by $67.4 million.

•	Average aftermarket parts sales prices increased sales by $38.3 million reflecting improved price realization.

•	Average aftermarket parts direct costs increased $29.6 million due to higher material costs.

•	Warehouse and other indirect costs increased $6.5 million primarily due to higher costs from warehouse capacity expansion to support sales volume.

•	Parts gross margins in 2013 of 25.3% increased slightly from 25.2% in 2012 due to the factors noted above.

Parts SG&A decreased slightly to $204.1 million in 2013 from $206.0 million in 2012 due to lower sales and marketing expenses. As a percentage of sales, Parts SG&A decreased to 7.2% in 2013 from 7.7% in 2012, due to cost controls and higher sales volume.

Financial Services

The Company’s Financial Services segment accounted for 6.9% and 6.4% of total revenues for 2013 and 2012, respectively.

($ in millions) Year Ended December 31,	2013	2012	% CHANGE
New loan and lease volume:
U.S. and Canada	$2,617.4	$2,913.1	(10)
Europe	838.3	888.2	(6)
Mexico and Australia	862.9	820.9	5

	$4,318.6	$4,622.2	(7)
New loan and lease volume by product:
Loans and finance leases	$3,368.1	$3,660.7	(8)
Equipment on operating lease	950.5	961.5	(1)

	$4,318.6	$4,622.2	(7)
New loan and lease unit volume:
Loans and finance leases	32,200	36,100	(11)
Equipment on operating lease	9,000	9,400	(4)

	41,200	45,500	(9)
Average earning assets:
U.S. and Canada	$6,331.9	$5,894.6	7
Europe	2,495.9	2,285.1	9
Mexico and Australia	1,770.1	1,556.0	14

	$10,597.9	$9,735.7	9
Average earning assets by product:
Loans and finance leases	$6,876.3	$6,213.2	11
Dealer wholesale financing	1,490.9	1,574.7	(5)
Equipment on lease and other	2,230.7	1,947.8	15

	$10,597.9	$9,735.7	9
Revenues:
U.S. and Canada	$626.6	$592.8	6
Europe	303.5	283.5	7
Mexico and Australia	244.8	222.5	10

	$1,174.9	$1,098.8	7
Revenue by product:
Loans and finance leases	$407.7	$392.2	4
Dealer wholesale financing	55.1	61.5	(10)
Equipment on lease and other	712.1	645.1	10

	$1,174.9	$1,098.8	7

Income before income taxes	$340.2	$307.8	11

In 2013, new loan and lease volume decreased 7% to $4.32 billion from $4.62 billion in 2012. The lower volume in 2013 primarily reflects lower market shares. PFS’s finance market share on new PACCAR truck sales was 29.2% in 2013 compared to 30.6% in the prior year primarily due to lower market share in the U.S. and Canada and Europe.

The increase in PFS revenue to $1.17 billion in 2013 from $1.10 billion in 2012 primarily resulted from higher average earning asset balances, partially offset by lower yields. PFS income before income taxes increased to a record $340.2 million compared to $307.8 million in 2012 primarily due to higher finance and lease margins and a lower provision for losses on receivables.

The major factors for the change in interest and fees, interest and other borrowing expenses and finance margin for the year ended December 31, 2013 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
2012	$453.7	$158.4	$295.3
Increase (decrease)
Average finance receivables	33.5		33.5
Average debt balances		13.1	(13.1)
Yields	(20.5)		(20.5)
Borrowing rates		(15.7)	15.7
Currency translation	(3.9)	.1	(4.0)

Total increase (decrease)	9.1	(2.5)	11.6

2013	$462.8	$155.9	$306.9

•

Average finance receivables increased $590.5 million (net of foreign exchange effects) in 2013 from retail portfolio new business volume exceeding repayments, partially offset by a decrease in dealer wholesale financing, primarily in the U.S. and Canada.

•

Average debt balances increased $671.5 million in 2013 and included increased medium-term note funding. The higher average debt balances reflect funding for a higher average earning asset portfolio, including loans, finance leases and equipment on operating leases.

•	Lower market rates resulted in lower portfolio yields (5.6% in 2013 and 5.8% in 2012) and lower borrowing rates (2.0% in 2013 and 2.2% in 2012).

The following table summarizes operating lease, rental and other revenues and depreciation and other expense:

($ in millions) Year Ended December 31,	2013	2012
Operating lease revenues	$663.0	$585.9
Used truck sales and other	49.1	59.2

Operating lease, rental and other revenues	$712.1	$645.1

Depreciation of operating lease equipment	$435.4	$369.9
Vehicle operating expenses	98.1	97.0
Cost of used truck sales and other	38.2	50.5

Depreciation and other expense	$571.7	$517.4

The major factors for the change in operating lease, rental and other revenues, depreciation and other expense and related lease margin for the year ended December 31, 2013 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSE	LEASE MARGIN
2012	$645.1	$517.4	$127.7
Increase (decrease)
Operating lease impairments		(.1)	.1
Used truck sales and other	(10.1)	(12.2)	2.1
Results on returned lease assets		3.0	(3.0)
Average operating lease assets	55.3	43.6	11.7
Revenue and cost per asset	17.5	16.0	1.5
Currency translation	4.3	4.0	.3

Total increase	67.0	54.3	12.7

2013	$712.1	$571.7	$140.4

•

Used truck sales and other revenues decreased operating lease, rental and other revenues by $10.1 million and decreased depreciation and other expense by $12.2 million, reflecting a lower number of used truck units sold.

•

Average operating lease assets increased $282.9 million in 2013, which increased revenues by $55.3 million and related depreciation and other expense by $43.6 million, as a result of a higher demand for leased vehicles.

•	Revenue and cost per asset increased $17.5 million and $16.0 million, respectively, reflecting the higher demand for leased vehicles and the related costs for higher fleet utilization.

The following table summarizes the provision for losses on receivables and net charge-offs:

($ in millions)	2013		2012
	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$1.9	$.5	$4.6	$15.2
Europe	7.4	11.0	9.9	9.2
Mexico and Australia	3.6	2.1	5.5	6.9

	$12.9	$13.6	$20.0	$31.3

The provision for losses on receivables was $12.9 million in 2013, a decrease of $7.1 million compared to 2012, due to lower provisions in all markets reflecting improved portfolio performance.

The Company modifies loans and finance leases as a normal part of its Financial Services operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Insignificant delays are modifications extending terms up to three months for customers experiencing some short-term financial stress, but not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification. When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customer and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies loans and finance leases for credit reasons and grants a concession, the modifications are classified as troubled debt restructurings (TDRs).

The post-modification balances of accounts modified during the year ended December 31, 2013 and 2012 are summarized below:

($ in millions)	2013		2012
	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$233.0	3.2%	$211.6	3.1%
Insignificant delay	110.1	1.6%	57.1	.9%
Credit - no concession	24.2	.3%	41.0	.6%
Credit - TDR	13.6	.2%	56.9	.8%

	$380.9	5.3%	$366.6	5.4%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio.

In 2013, total modification activity increased slightly compared to 2012 due to higher modifications for commercial reasons and insignificant delays, partially offset by lower credit modifications. The increase in commercial modifications primarily reflects higher levels of additional equipment financed and end-of-contract modifications. The higher modifications for insignificant delays were mainly due to granting two customers in Australia extensions due to business disruptions arising from flooding and granting one large fleet customer in the U.S. a one-month extension.

The following table summarizes the Company’s 30+ days past due accounts:

At December 31,	2013	2012
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.3%	.3%
Europe	.7%	1.0%
Mexico and Australia	1.4%	1.5%

Worldwide	.5%	.6%

Worldwide PFS accounts 30+ days past due were .5% at December 31, 2013 and have decreased .1% from December 31, 2012. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $4.9 million of accounts worldwide during the fourth quarter of 2013 and $11.5 million during the fourth quarter of 2012 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

At December 31,	2013	2012
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.3%	.4%
Europe	.8%	1.3%
Mexico and Australia	1.7%	1.9%

Worldwide	.6%	.8%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2013 and 2012. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2013 and 2012.

The Company’s 2013 and 2012 pre-tax return on average earning assets for Financial Services was 3.2%.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expense. Other sales represent approximately 1.0% of consolidated net sales and revenues for 2013 and 2012. Other SG&A was $47.1 million in 2013 and $39.4 million in 2012 as higher salaries and related expenses of $6.2 million and charitable contributions of $3.0 million were partially offset by lower professional fees of $1.6 million. Other income (loss) before tax was a loss of $26.5 million in 2013 compared to a loss of $7.0 million in 2012. The higher loss in 2013 was primarily due to lower income before tax from the winch business.

Investment income was $28.6 million in 2013 compared to $33.1 million in 2012. The lower investment income in 2013 primarily reflects lower yields on investments from lower market interest rates.

The 2013 effective income tax rate of 30.9% decreased from 31.8% in 2012. The decrease in the effective tax rate was primarily due to a higher proportion of income generated in lower taxed jurisdictions.

($ in millions)
Year Ended December 31,	2013	2012
Domestic income before taxes	$827.0	$786.6
Foreign income before taxes	868.0	842.3

Total income before taxes	$1,695.0	$1,628.9

Domestic pre-tax return on revenues	10.2%	9.6%
Foreign pre-tax return on revenues	9.7%	9.6%

Total pre-tax return on revenues	9.9%	9.6%

The higher income before income taxes and return on revenues for domestic operations were primarily due to higher revenues and margins from parts and financial services operations, partially offset by lower revenues and margins from the Truck segment. The higher income before income taxes and return on revenues for foreign operations were primarily due to higher revenues and margins from parts operations, partially offset by lower revenues and margins from all foreign truck markets, except Europe.

2012 Compared to 2011:

Truck

The Company’s Truck segment accounted for 77% of total revenues for both 2012 and 2011.

($ in millions)
Year Ended December 31,	2012	2011	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$7,467.8	$6,776.4	10
Europe	3,217.1	3,914.6	(18)
Mexico, South America, Australia and other	2,446.6	1,939.7	26

	$13,131.5	$12,630.7	4

Truck income before income taxes	$920.4	$864.7	6

Pre-tax return on revenues	7.0%	6.8%

The Company’s worldwide truck net sales and revenues increased due to higher market demand in all markets except Europe, which experienced difficult economic conditions during 2012. The increase in Truck segment income before income taxes and pre-tax return on revenues for 2012 primarily reflects the higher truck unit sales and lower R&D expenses.

The Company’s new truck deliveries are summarized below:

Year Ended December 31,	2012	2011	% CHANGE
U.S.	62,200	58,900	6
Canada	10,900	10,500	4

U.S. and Canada	73,100	69,400	5
Europe	43,500	48,700	(11)
Mexico, South America, Australia and other	23,800	19,900	20

Total units	140,400	138,000	2

In 2012, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 224,900 units compared to 197,000 units in 2011. The Company’s heavy-duty retail truck market share increased to a record 28.9% from 28.1% in 2011, reflecting overall strong demand for the Company’s premium products. The medium-duty market was 64,600 units in 2012 compared to 61,000 units in 2011. The Company’s medium-duty market share was 15.4% in 2012 compared to 12.4% in 2011.

The over 16-tonne truck market in Western and Central Europe in 2012 was 222,000 units, a 8.5% decline from 242,500 units in 2011 reflecting economic weakness in the Eurozone. The Company’s market share was a record 16.0% in 2012, an increase from 15.5% in 2011. The 6- to 16-tonne market in 2012 was 55,500 units compared to 61,100 units in 2011. The Company’s market share was 11.4% in 2012, an increase from 9.0% in 2011.

Sales and revenues in Mexico, South America, Australia and other markets increased in 2012 primarily due to higher new truck deliveries in Mexico and Australia from increased market demand and higher market share.

The major factors for the change in net sales and revenues, cost of sales and revenues and gross margin between 2012 and 2011 for the Truck segment are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
2011	$12,630.7	$11,323.8	$1,306.9
Increase (decrease)
Truck delivery volume	428.0	406.5	21.5
Average truck sales prices	326.0		326.0
Average per truck material, labor and other direct costs		254.4	(254.4)
Factory overhead and other indirect costs		63.4	(63.4)
Currency translation	(253.2)	(254.1)	.9

Total increase	500.8	470.2	30.6

2012	$13,131.5	$11,794.0	$1,337.5

•

The higher truck delivery volume reflects improved truck markets in North America and Australia and higher market share, partially offset by lower deliveries in Europe. The increased demand for trucks also resulted in higher average truck sales prices which increased sales by $326.0 million.

•	Average truck material, labor and other direct costs increased $254.4 million primarily due to higher material costs.

•	Factory overhead and other indirect costs increased $63.4 million primarily due to higher salaries and related costs ($44.2 million).

•	The currency translation effect on sales and cost of sales primarily reflects a weaker euro.

•

Truck gross margins in 2012 of 10.2% were comparable to the 10.3% in 2011 as higher average margins in North America and Australia were more than offset by lower average margins in Europe from lower market demand.

Truck SG&A was $231.0 million in 2012, comparable to 2011. As a percentage of sales, SG&A was 1.8% in 2012 and in 2011, reflecting ongoing cost control.

Parts

The Company’s Parts segment accounted for 16% of total revenues for both 2012 and 2011.

($ in millions)
Year Ended December 31,	2012	2011	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$1,529.1	$1,386.5	10
Europe	786.7	885.2	(11)
Mexico, South America, Australia and other	351.7	305.3	15

	$2,667.5	$2,577.0	4

Parts income before income taxes	$374.6	$394.1	(5)

Pre-tax return on revenues	14.0%	15.3%

The Company’s worldwide parts net sales and revenues increased due to higher market demand in North America, partially offset by lower market demand in Europe. The decrease in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher SG&A expenses ($21.8 million) and higher cost allocations from the Truck segment ($12.5 million), partially offset by a higher gross margin ($13.4 million).

The major factors for the change in net sales and revenues, cost of sales and revenues and gross margin between 2012 and 2011 for the Parts segment are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
2011	$2,577.0	$1,918.2	$658.8
Increase (decrease)
Aftermarket parts volume	67.5	43.2	24.3
Average aftermarket parts sales prices	72.6		72.6
Average aftermarket parts direct costs		52.9	(52.9)
Warehouse and other indirect costs		16.3	(16.3)
Currency translation	(49.6)	(35.6)	(14.0)

Total increase	90.5	76.8	13.7

2012	$2,667.5	$1,995.0	$672.5

•

Higher market demand in the U.S. and Canada, partially offset by lower market demand in Europe, resulted in increased aftermarket parts sales volume of $67.5 million and related cost of sales of $43.2 million.

•	Average aftermarket parts sales prices increased by $72.6 million reflecting improved price realization from improved market demand in North America.

•	Average aftermarket parts direct costs increased $52.9 million from higher material costs.

•	Warehouse and other indirect costs increased $16.3 million primarily due to higher salaries and related costs from higher warehouse capacity to support higher sales volume.

•	The currency translation effect on sales and cost of sales primarily reflects a weaker euro.

•	Parts gross margins in 2012 of 25.2% decreased from 25.6% in 2011 primarily from a lower proportion of sales in Europe.

Parts SG&A was $206.0 million in 2012 (including $6.6 million from the effect of weaker foreign currencies) and $184.2 million in 2011. The higher SG&A reflects higher marketing expenses ($13.1 million) and salaries and related expenses ($6.7 million) to support business expansion activities. As a percentage of sales, SG&A was 7.7% in 2012 and 7.1% in 2011.

Financial Services

The Company’s Financial Services segment accounted for 6.4% of revenues in 2012 compared to 6.3% in 2011.

($ in millions)
Year Ended December 31,	2012	2011	% CHANGE
New loan and lease volume:
U.S. and Canada	$2,913.1	$2,523.1	15
Europe	888.2	933.5	(5)
Mexico and Australia	820.9	604.4	36

	$4,622.2	$4,061.0	14
New loan and lease volume by product:
Loans and finance leases	$3,660.7	$3,117.2	17
Equipment on operating lease	961.5	943.8	2

	$4,622.2	$4,061.0	14
New loan and lease unit volume:
Loans and finance leases	36,100	35,200	3
Equipment on operating lease	9,400	9,500	(1)

	45,500	44,700	2
Average earning assets:
U.S. and Canada	$5,894.6	$4,595.0	28
Europe	2,285.1	2,234.9	2
Mexico and Australia	1,556.0	1,445.1	8

	$9,735.7	$8,275.0	18
Average earning assets by product:
Loans and finance leases	$6,213.2	$5,291.0	17
Dealer wholesale financing	1,574.7	1,220.4	29
Equipment on lease and other	1,947.8	1,763.6	10

	$9,735.7	$8,275.0	18
Revenues:
U.S. and Canada	$592.8	$508.6	17
Europe	283.5	313.0	(9)
Mexico and Australia	222.5	207.7	7

	$1,098.8	$1,029.3	7
Revenue by product:
Loans and finance leases	$392.2	$373.2	5
Dealer wholesale financing	61.5	49.9	23
Equipment on lease and other	645.1	606.2	6

	$1,098.8	$1,029.3	7

Income before income taxes	$307.8	$236.4	30

In 2012, new loan and lease volume increased 14% to $4.62 billion from $4.06 billion in 2011, reflecting a higher average amount financed per unit and a slight unit increase in new loan and lease volume. PFS’s finance market share on new PACCAR truck sales was 30.6% in 2012 compared to 31.0% in the prior year.

The increase in PFS revenues to $1.10 billion in 2012 from $1.03 billion in 2011 primarily resulted from higher average earning asset balances, partially offset by lower yields. PFS income before income taxes increased to $307.8 million in 2012 compared to $236.4 million in 2011 primarily due to higher finance margin, as noted below, and a lower provision for losses on receivables.

The major factors for the change in interest and fees, interest and other borrowing expenses and finance margin for the year ended December 31, 2012 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
2011	$423.1	$181.3	$241.8
Increase (decrease)
Average finance receivables	87.5		87.5
Average debt balances		37.6	(37.6)
Yields	(51.7)		(51.7)
Borrowing rates		(57.8)	57.8
Currency translation	(5.2)	(2.7)	(2.5)

Total increase (decrease)	30.6	(22.9)	53.5

2012	$453.7	$158.4	$295.3

•

Average finance receivables increased $1.43 billion (excluding foreign currency effects of $150.1 million) from an increase in retail portfolio new business volume exceeding repayments and an increase in dealer wholesale financing, primarily in the U.S. and Canada.

•

Average debt balances increased $1.64 billion (excluding foreign currency effects of $139.1 million) in 2012 and included increased medium-term note funding. The higher average debt balances reflect funding for a higher average finance receivable portfolio.

•	Lower market rates resulted in lower portfolio yields (5.8% in 2012 and 6.5% in 2011) and lower borrowing rates (2.2% in 2012 and 3.1% in 2011).

•	Currency translation variances primarily reflect a decrease in the value of the euro compared to the U.S. dollar.

The following table summarizes operating lease, rental and other revenues and depreciation and other expense:

($ in millions)
Year Ended December 31,	2012	2011
Operating lease revenues	$585.9	$567.0
Used truck sales and other	59.2	39.2

Operating lease, rental and other revenues	$645.1	$606.2

Depreciation of operating lease equipment	$369.9	$346.6
Vehicle operating expenses	97.0	103.2
Cost of used truck sales and other	50.5	26.4

Depreciation and other expense	$517.4	$476.2

The major factors for the change in operating lease, rental and other revenues, depreciation and other expense and related margin for the year ended December 31, 2012 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSE	LEASE MARGIN
2011	$606.2	$476.2	$130.0
Increase (decrease)
Operating lease impairments		(.6)	.6
Used truck sales and other	20.0	24.1	(4.1)
Results on returned lease assets		5.7	(5.7)
Average operating lease assets	34.9	28.2	6.7
Currency translation and other	(16.0)	(16.2)	.2

Total increase (decrease)	38.9	41.2	(2.3)

2012	$645.1	$517.4	$127.7

•

Used truck sales and other revenues increased operating lease, rental and other revenues by $20.0 million and depreciation and other by $24.1 million, reflecting a higher number of used truck trade units sold and lower gains on sale.

•	Results on returned lease assets reflect a decrease in used truck values in Europe.

•

Average operating lease assets increased $184.2 million in 2012, which increased revenues by $34.9 million and related depreciation and other expense by $28.2 million, as a result of a higher volume of equipment placed in service from higher demand for leased vehicles.

•	Currency translation and other primarily results from a decrease in the value of the euro compared to the U.S. dollar.

The following table summarizes the provision for losses on receivables and net charge-offs:

($ in millions)	2012		2011
	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$4.6	$15.2	$3.8	$6.7
Europe	9.9	9.2	17.9	15.3
Mexico and Australia	5.5	6.9	19.7	23.0

	$20.0	$31.3	$41.4	$45.0

The provision for losses on receivables and net charge-offs for 2012 declined compared to 2011 primarily due to decreases in Europe, Mexico and Australia from improving portfolio performance. The higher charge-offs in the U.S. and Canada of $15.2 million in 2012 compared to $6.7 million in 2011 primarily reflects the charge-off of one large account in the U.S.

The Company modifies loans and finance leases as a normal part of its Financial Services operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Insignificant delays are modifications extending terms up to three months for customers experiencing some short term financial stress but not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification. When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customer and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies loans and finance leases for credit reasons and grants a concession, the modifications are classified as TDRs.

The post-modification balances of accounts modified during the years ended December 31, 2012 and 2011 are summarized below:

($ in millions)	2012		2011
	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$211.6	3.1%	$197.1	3.4%
Insignificant delay	57.1	.9%	130.1	2.2%
Credit - no concession	41.0	.6%	50.5	.9%
Credit - TDR	56.9	.8%	33.1	.6%

	$366.6	5.4%	$410.8	7.1%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio.

Total modification activity of $366.6 million in 2012 decreased compared to 2011, primarily due to lower insignificant delay modifications in Australia. In the first quarter of 2011, due to severe flooding in the Queensland, Australia region, the Company provided modifications to credit qualified customers. In addition, the Company’s TDRs increased in 2012 from 2011 primarily due to the restructuring of one large account in Europe and one in the U.S.

The following table summarizes the Company’s 30+ days past due accounts:

At December 31,	2012	2011
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.3%	1.1%
Europe	1.0%	1.0%
Mexico and Australia	1.5%	3.4%

Worldwide	.6%	1.5%

Worldwide PFS accounts 30+ days past due at December 31, 2012 of .6% improved from 1.5% at December 31, 2011 due to lower or the same past dues in all markets, reflecting a better operating environment for customers in all markets and the charge-off of a major account in the U.S. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $11.5 million of accounts worldwide during the fourth quarter of 2012 and $4.5 million during the fourth quarter of 2011 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

At December 31,	2012	2011
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.4%	1.1%
Europe	1.3%	1.0%
Mexico and Australia	1.9%	3.8%

Worldwide	.8%	1.5%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2012 and 2011. During the fourth quarter of 2012, the Company entered into a restructuring agreement with a large customer in the U.S. The restructuring resulted in a charge-off of $8.2 million at December 31, 2012 which was provided for in prior periods. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2011.

The Company’s 2012 pre-tax return on revenue for Financial Services increased to 28.0% from 23.0% in 2011 primarily results from lower borrowing rates exceeding the decline in asset yields and a lower provision for losses reflecting improvement in portfolio quality.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expense. Sales represent approximately 1% of consolidated net sales and revenues for 2012 and 2011. Other SG&A was $39.4 million in 2012 and $37.7 million in 2011 as higher salaries and related expenses of $8.0 million was partially offset by lower professional fees of $2.5 million and charitable contributions of $2.0 million. Other income (loss) before tax was a loss of $7.0 million in 2012 compared to a loss of $26.5 million in 2011. The lower loss in 2012 is primarily due to $6.1 million of higher income before tax from the winch business and $5.0 million lower transportation equipment expenses.

Investment income was $33.1 million in 2012 compared to $38.2 million in 2011. The lower investment income in 2012 reflects lower yields on investments from lower market interest rates and lower average invested balances.

The 2012 effective income tax rate of 31.8% increased from 30.8% in 2011 from a higher proportion of income in jurisdictions with higher tax rates.

($ in millions)
Year Ended December 31,	2012	2011
Domestic income before taxes	$786.6	$607.0
Foreign income before taxes	842.3	899.9

Total income before taxes	$1,628.9	$1,506.9

Domestic pre-tax return on revenues	9.6%	8.2%
Foreign pre-tax return on revenues	9.6%	10.0%

Total pre-tax return on revenues	9.6%	9.2%

The improvements in income before income taxes and return on revenues for domestic operations were primarily due to higher revenue and margins from truck and parts operations. The lower income before income taxes and return on revenues for foreign operations were primarily due to lower revenue and margins from truck and parts operations in Europe.

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)
At December 31,	2013	2012	2011
Cash and cash equivalents	$1,750.1	$1,272.4	$2,106.7
Marketable debt securities	1,267.5	1,192.7	910.1

	$3,017.6	$2,465.1	$3,016.8

The Company’s total cash and marketable debt securities at December 31, 2013 increased $552.5 million from the balances at December 31, 2012, primarily due to an increase in cash and cash equivalents.

The change in cash and cash equivalents is summarized below:

($ in millions)
Year Ended December 31,	2013	2012	2011
Operating activities:
Net income	$1,171.3	$1,111.6	$1,042.3
Net income items not affecting cash	957.5	906.6	967.7
Pension contributions	(26.2)	(190.8)	(85.2)
Changes in operating assets and liabilities, net	273.1	(308.4)	(332.2)

Net cash provided by operating activities	2,375.7	1,519.0	1,592.6
Net cash used in investing activities	(2,151.0)	(2,588.0)	(2,419.0)
Net cash provided by financing activities	273.8	209.5	946.1
Effect of exchange rate changes on cash	(20.8)	25.2	(53.8)

Net increase (decrease) in cash and cash equivalents	477.7	(834.3)	65.9
Cash and cash equivalents at beginning of the year	1,272.4	2,106.7	2,040.8

Cash and cash equivalents at end of the year	$1,750.1	$1,272.4	$2,106.7

2013 Compared to 2012:

Operating activities: Cash provided by operations increased $856.7 million to $2.38 billion in 2013 primarily due to an improvement in working capital and $164.6 million in lower pension contributions. Higher operating cash flow reflects a $544.4 million higher inflow for purchases of goods and services in accounts payable and accrued expenses in excess of payments, $87.9 million in higher depreciation of equipment on operating leases and $59.7 million of higher net income. In addition, there was a $21.9 million lower increase in inventories. These cash inflows were partially offset by a $190.2 million increase in sales of goods and services in accounts receivable exceeding cash receipts.

Investing activities: Cash used in investing activities of $2.15 billion in 2013 decreased $437.0 million from the $2.59 billion used in 2012. Net new loan and lease originations in the Financial Services segment in 2013 were $307.6 million lower, reflecting a lower growth in the portfolio. In addition, net purchases of marketable securities were $179.4 million lower in 2013.

Financing activities: Cash provided by financing activities increased to $273.8 million from $209.5 million in 2012. The Company paid $283.1 million of dividends in 2013, a decrease of $526.4 million, compared to the $809.5 million paid in 2012. The higher dividends paid in 2012 reflect a special dividend declared in 2011 and paid in early 2012, and a special dividend declared and paid at the end of 2012. The special dividend declared in 2013 is payable in 2014. In addition, there were no purchases of treasury stock in 2013, compared to $162.1 million purchased in 2012. In 2013, the Company issued $2.13 billion of medium-term debt, $67.0 million less than 2012. The proceeds were used to repay medium-term debt of $568.9 million and to reduce outstanding balances on commercial paper and bank loans by $1.04 billion, resulting in cash provided by borrowing activities of $525.9 million, $641.3 million lower than the cash provided by borrowing activities of $1.17 billion in 2012.

2012 Compared to 2011:

Operating activities: Cash provided by operations decreased $73.6 million to $1.52 billion in 2012. The lower operating cash flow was primarily due to an $888.6 million outflow as payments for goods and services in accounts payable and accrued expenses exceeded purchases in 2012 and purchases exceeded payments in 2011. In addition, a $161.8 million outflow occurred from income tax payments exceeding expense in 2012 and income tax expense exceeding payments in 2011. Also, pension contributions in 2012 were $105.6 million higher than in 2011. These outflows were partially offset by a $483.6 million inflow as receipts from sales of goods and services in accounts receivable exceeded sales in 2012 and sales exceeded receipts in 2011, a $544.6 million lower increase in Financial Services segment wholesale receivables and $69.3 million higher net income.

Investing activities: Cash used in investing activities of $2.59 billion in 2012 increased $169.0 million from the $2.42 billion used in 2011. In 2012, there was $174.7 million increased cash used for acquisitions of property, plant and equipment for new product and facility investments. In addition there was $220.3 million of higher new loan and lease originations in the Financial Services segment reflecting increased portfolio growth. These higher cash outflows were partially offset by lower net purchases of marketable securities of $191.2 million compared to 2011.

Financing activities: Cash provided by financing activities in 2012 of $209.5 million was $736.6 million lower than the cash provided by financing activities in 2011. In 2012, the Company paid $809.5 million in dividends, an increase of $592.1 million, compared to $217.4 million in 2011. The higher amounts paid results from a special dividend declared in 2011 and paid in early 2012, higher regular quarterly dividends in 2012 and a special dividend declared and paid at the end of 2012. In 2012, the Company issued $2.20 billion of long-term debt, $1.04 billion higher than 2011. The proceeds were partially used to repay medium-term debt of $668.1 million and to reduce outstanding balances of commercial paper by $365.8 million, resulting in cash provided by borrowing activities of $1.2 billion, $.3 billion lower than the cash provided by borrowing activities of $1.5 billion in 2011. In both periods, cash provided by net borrowings was used to fund growth in the Financial Services portfolios. These lower amounts of cash provided by financing activities were partially offset by lower purchases of treasury stock of $175.5 million in 2012.

Credit Lines and Other:

The Company has line of credit arrangements of $3.71 billion, of which $3.47 billion were unused at December 31, 2013. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion matures in June 2014, $1.0 billion matures in June 2017 and $1.0 billion matures in June 2018. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the year ended December 31, 2013.

In December 2011, PACCAR Inc filed a shelf registration under the Securities Act of 1933. The current registration expires in the fourth quarter of 2014 and does not limit the principal amount of debt securities that may be issued during the period. The total amount of medium-term notes outstanding for PACCAR Inc as of December 31, 2013 was $500.0 million.

In December 2011, PACCAR’s Board of Directors approved the repurchase of $300.0 million of the Company’s common stock, and as of December 31, 2013, $192.0 million of shares have been repurchased pursuant to the authorization.

At December 31, 2013 and December 31, 2012, the Company had cash and cash equivalents and marketable debt securities of $1.75 billion and $1.82 billion, respectively, which are considered indefinitely reinvested in foreign subsidiaries. The Company periodically repatriates foreign earnings that are not indefinitely reinvested. Dividends paid by foreign subsidiaries to the U.S. parent were $.19 billion, $.23 billion and $.33 billion in 2013, 2012 and 2011, respectively. The Company believes that its U.S. cash and cash equivalents and marketable debt securities, future operating cash flow and access to the capital markets, along with periodic repatriation of foreign earnings, will be sufficient to meet U.S. liquidity requirements.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future. Long-term debt was $150.0 million as of December 31, 2013, which was repaid upon maturity in February 2014.

Investments for property, plant and equipment in 2013 totaled $406.5 million compared to $509.7 million in 2012 as the Company invested in new products and building a new DAF factory in Brasil. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $5.72 billion, which have significantly increased operating capacity and efficiency and the quality of the Company’s premium products.

In 2014, capital investments are expected to be $350 to $400 million and are targeted for enhanced powertrain development and increased operating efficiency of our assembly facilities. Spending on R&D in 2014 is expected to be $225 to $275 million, as PACCAR will continue to focus on new products and services.

The Company conducts business in Spain, Italy, Portugal, Ireland and Greece which have been experiencing significant financial stress. As of December 31, 2013, the Company had finance and trade receivables in these countries of approximately 1% of consolidated total assets. As of December 31, 2013, the Company did not have any marketable debt security investments in corporate or sovereign government securities in these countries. In addition, the Company had no derivative counterparty credit exposures in these countries as of December 31, 2013.

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

In November 2012, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933 effective for a three year period. The total amount of medium-term notes outstanding for PFC as of December 31, 2013 was $3.85 billion. The registration expires in the fourth quarter of 2015 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2013, the Company’s European finance subsidiary, PACCAR Financial Europe, had €418.5 million available for issuance under a €1.50 billion medium-term note program registered with the London Stock Exchange. The program was renewed in the second quarter of 2013 and is renewable annually through the filing of a new prospectus.

In April 2011, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in 2016 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At December 31, 2013, 7.38 billion pesos remained available for issuance.

PACCAR believes its Financial Services companies will be able to continue funding receivables, servicing debt and paying dividends through internally generated funds, access to public and private debt markets and lines of credit.

Commitments

The following summarizes the Company’s contractual cash commitments at December 31, 2013:

($ in millions)	MATURITY
	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Borrowings*	$4,144.6	$3,399.7	$877.3		$8,421.6
Purchase obligations	166.9	125.1			292.0
Interest on debt**	66.9	56.7	6.2		129.8
Operating leases	23.4	31.5	14.7	$2.4	72.0
Other obligations	11.1	18.8	1.8	8.5	40.2

	$4,412.9	$3,631.8	$900.0	$10.9	$8,955.6

*	Borrowings include commercial paper and other short-term debt.
**	Includes interest on fixed and floating-rate term debt. Interest on floating-rate debt is based on the applicable market rates at December 31, 2013.

Of the $8.55 billion total cash commitments for borrowings and interest on term debt, $8.40 billion were related to the Financial Services segment. As described in Note I of the consolidated financial statements, borrowings consist primarily of term notes and commercial paper issued by the Financial Services segment. The Company expects to fund its maturing Financial Services debt obligations principally from funds provided by collections from customers on loans and lease contracts, as well as from the proceeds of commercial paper and medium-term note borrowings. Purchase obligations are the Company’s contractual commitment to acquire future production inventory and capital equipment. Other obligations include deferred cash compensation.

The Company’s other commitments include the following at December 31, 2013:

($ in millions)	COMMITMENT EXPIRATION
	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Loan and lease commitments	$407.4				$407.4
Residual value guarantees	180.0	$293.2	$166.0	$14.7	653.9
Letters of credit	18.5	1.0	1.0	.1	20.6

	$605.9	$294.2	$167.0	$14.8	$1,081.9

Loan and lease commitments are for funding new retail loan and lease contracts. Residual value guarantees represent the Company’s commitment to acquire trucks at a guaranteed value if the customer decides to return the truck at a specified date in the future.

IMPACT OF ENVIRONMENTAL MATTERS:

The Company, its competitors and industry in general are subject to various domestic and foreign requirements relating to the environment. The Company believes its policies, practices and procedures are designed to prevent unreasonable risk of environmental damage and that its handling, use and disposal of hazardous or toxic substances have been in accordance with environmental laws and regulations enacted at the time such use and disposal occurred.

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has provided an accrual for the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities in the years ended December 31, 2013, 2012 and 2011 were $2.3 million, $1.7 million and $1.2 million, respectively. Management expects that these matters will not have a significant effect on the Company’s consolidated cash flow, liquidity or financial condition.

CRITICAL ACCOUNTING POLICIES:

The Company’s significant accounting policies are disclosed in Note A of the consolidated financial statements. In the preparation of the Company’s financial statements, in accordance with U.S. generally accepted accounting principles, management uses estimates and makes judgments and assumptions that affect asset and liability values and the amounts reported as income and expense during the periods presented. The following are accounting policies which, in the opinion of management, are particularly sensitive and which, if actual results are different from estimates used by management, may have a material impact on the financial statements.

Operating Leases

Trucks sold pursuant to agreements accounted for as operating leases are disclosed in Note E of the consolidated financial statements. In determining its estimate of the residual value of such vehicles, the Company considers the length of the lease term, the truck model, the expected usage of the truck and anticipated market demand. Operating lease terms generally range from three to five years. The resulting residual values on operating leases generally range between 30% and 50% of original equipment cost. If the sales price of the trucks at the end of the term of the agreement differs from the Company’s estimated residual value, a gain or loss will result.

Future market conditions, changes in government regulations and other factors outside the Company’s control could impact the ultimate sales price of trucks returned under these contracts. Residual values are reviewed regularly and adjusted if market conditions warrant. A decrease in the estimated equipment residual values would increase annual depreciation expense over the remaining lease term.

During 2013, 2012 and 2011, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a decrease in depreciation expense of $4.4 million, $5.0 million and $10.2 million, respectively.

At December 31, 2013, the aggregate residual value of equipment on operating leases in the Financial Services segment and residual value guarantee on trucks accounted for as operating leases in the Truck segment was $1.89 billion. A 10% decrease in used truck values worldwide, expected to persist over the remaining maturities of the Company’s operating leases, would reduce residual value estimates and result in the Company recording an average of approximately $47.2 million of additional depreciation per year.

Allowance for Credit Losses

The allowance for credit losses related to the Company’s loans and finance leases is disclosed in Note D of the consolidated financial statements. The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and direct and sales-type finance leases, net of unearned interest. The wholesale segment consists of wholesale financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires monthly reporting of the dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases, obtains personal guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest, generally over 36 to 60 months, and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

The Company individually evaluates certain finance receivables for impairment. Finance receivables which are evaluated individually for impairment consist of all wholesale accounts and certain large retail accounts with past due balances or otherwise determined to be at a higher risk of loss. A finance receivable is impaired if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled. In addition, all retail loans and leases which have been classified as TDRs and all customer accounts over 90 days past due are considered impaired. Generally, all impaired accounts are on non-accrual status.

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

For finance receivables that are not individually impaired, the Company collectively evaluates and determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past due account data and current market conditions. Information used includes assumptions regarding the likelihood of collecting current and past due accounts, repossession rates, the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse. The Company has developed a range of loss estimates for each of its country portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. After determining the appropriate level of the allowance for credit losses, the provision for losses on finance receivables is charged to income as necessary to reflect management’s estimate of incurred credit losses, net of recoveries, inherent in the portfolio.

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current market conditions. As accounts become past due, the likelihood increases they will not be fully collected. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 20% and 80%. Over the past three years, the Company’s year-end 30+ days past due accounts have ranged between .5% and 1.5% of loan and lease receivables. Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 10 to 35 basis points of receivables. Past dues were .5% at December 31, 2013. If past dues were 100 basis points higher or 1.5% as of December 31, 2013, the Company’s estimate of credit losses would likely have increased by approximately $5 to $22 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

Product Warranty

Product warranty is disclosed in Note H of the consolidated financial statements. The expenses related to product warranty are estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. Management takes actions to minimize warranty costs through quality-improvement programs; however, actual claim costs incurred could materially differ from the estimated amounts and require adjustments to the reserve. Historically those adjustments have not been material. Over the past three years, warranty expense as a percentage of Truck, Parts and Other net sales and revenues has ranged between 1.1% and 1.2%. If the 2013 warranty expense had been .2% higher as a percentage of net sales and revenues in 2013, warranty expense would have increased by approximately $32 million.

Pension Benefits

Employee benefits are disclosed in Note L of the consolidated financial statements. The Company’s accounting for employee pension benefit costs and obligations is based on management assumptions about the future used by actuaries to estimate net costs and liabilities. These assumptions include discount rates, long-term rates of return on plan assets, inflation rates, retirement rates, mortality rates and other factors. Management bases these assumptions on historical results, the current environment and reasonable estimates of future events.

The discount rate for pension benefits is based on market interest rates of high-quality corporate bonds with a maturity profile that matches the timing of the projected benefit payments of the plans. Changes in the discount rate affect the valuation of the plan benefits obligation and funded status of the plans. The long-term rate of return on plan assets is based on projected returns for each asset class and relative weighting of those asset classes in the plans.

Because differences between actual results and the assumptions for returns on plan assets, retirement rates and mortality rates are accumulated and amortized into expense over future periods, management does not believe these differences or a typical percentage change in these assumptions worldwide would have a material effect on its financial results in the next year. The most significant assumption which could negatively affect pension expense is a decrease in the discount rate. If the discount rate was to decrease .5%, 2013 net pension expense would increase to $96.3 million from $80.1 million and the projected benefit obligation would increase $153 million to $2.11 billion from $1.96 billion.

Income Taxes

Income taxes are disclosed in Note M of the consolidated financial statements. The Company calculates income tax expense on pre-tax income based on current tax law. Deferred tax assets and liabilities are recorded for future tax consequences on temporary differences between recorded amounts in the financial statements and their respective tax basis. The determination of income tax expense requires management estimates and involves judgment regarding indefinitely reinvested foreign earnings, jurisdictional mix of earnings and future outcomes regarding tax law issues included in tax returns. The Company updates its assumptions on all of these factors each quarter as well as new information on tax laws and differences between estimated taxes and actual returns when filed. If the Company’s assessment of these matters changes, the effect is accounted for in earnings in the period the change is made.

FORWARD-LOOKING STATEMENTS:

Certain information presented in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs or litigation; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currencies are presented in millions for the market risks and derivative instruments sections below.

Interest-Rate Risks - See Note O for a description of the Company’s hedging programs and exposure to interest rate fluctuations. The Company measures its interest-rate risk by estimating the amount by which the fair value of interest- rate sensitive assets and liabilities, including derivative financial instruments, would change assuming an immediate 100 basis point increase across the yield curve as shown in the following table:

Fair Value Gains (Losses)	2013	2012
CONSOLIDATED:
Assets
Cash equivalents and marketable debt securities	$(16.6)	$(19.4)
TRUCK, PARTS AND OTHER:
Liabilities
Fixed rate long-term debt	.3	1.9
FINANCIAL SERVICES:
Assets
Fixed rate loans	(68.4)	(65.2)
Liabilities
Fixed rate term debt	71.0	76.4
Interest-rate swaps related to Financial Services debt	28.4	29.4

Total	$14.7	$23.1

Currency Risks - The Company enters into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations of foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso (See Note O for additional information concerning these hedges). Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted foreign currency exchange rates would be a loss of $27.7 related to contracts outstanding at December 31, 2013, compared to a loss of $28.0 at December 31, 2012. These amounts would be largely offset by changes in the values of the underlying hedged exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2013	2012	2011
	(millions, except per share data)
TRUCK, PARTS AND OTHER:
Net sales and revenues	$15,948.9	$15,951.7	$15,325.9

Cost of sales and revenues	13,900.7	13,908.3	13,341.8
Research and development	251.4	279.3	288.2
Selling, general and administrative	465.3	476.4	452.9
Interest and other expense (income), net	5.3	(.3)	10.7

	14,622.7	14,663.7	14,093.6

Truck, Parts and Other Income Before Income Taxes	1,326.2	1,288.0	1,232.3

FINANCIAL SERVICES:
Interest and fees	462.8	453.7	423.1
Operating lease, rental and other revenues	712.1	645.1	606.2

Revenues	1,174.9	1,098.8	1,029.3

Interest and other borrowing expenses	155.9	158.4	181.3
Depreciation and other expense	571.7	517.4	476.2
Selling, general and administrative	94.2	95.2	94.0
Provision for losses on receivables	12.9	20.0	41.4

	834.7	791.0	792.9

Financial Services Income Before Income Taxes	340.2	307.8	236.4

Investment income	28.6	33.1	38.2

Total Income Before Income Taxes	1,695.0	1,628.9	1,506.9
Income taxes	523.7	517.3	464.6

Net Income	$1,171.3	$1,111.6	$1,042.3

Net Income Per Share
Basic	$3.31	$3.13	$2.87

Diluted	$3.30	$3.12	$2.86

Weighted average number of common shares outstanding
Basic	354.2	355.1	363.3

Diluted	355.2	355.8	364.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2013	2012	2011
	(millions)
Net income	$1,171.3	$1,111.6	$1,042.3
Other comprehensive income (loss):
Unrealized gains (losses) on derivative contracts
Gains (losses) arising during the period	53.2	(29.2)	(52.9)
Tax effect	(16.3)	9.1	18.8
Reclassification adjustment	(35.6)	22.7	47.7
Tax effect	10.8	(7.8)	(17.7)

	12.1	(5.2)	(4.1)
Unrealized (losses) gains on marketable debt securities
Net holding (loss) gain	(8.3)	2.7	7.0
Tax effect	2.2	(.6)	(1.9)
Reclassification adjustment	1.7	(2.9)	1.6
Tax effect	(.5)	.8	(.6)

	(4.9)		6.1
Pension plans
Gains (losses) arising during the period	324.9	(71.0)	(281.9)
Tax effect	(120.1)	22.4	99.0
Reclassification adjustment	45.3	45.4	26.2
Tax effect	(15.8)	(15.2)	(9.0)

	234.3	(18.4)	(165.7)
Foreign currency translation (losses) gains	(73.3)	83.1	(96.6)

Net other comprehensive income (loss)	168.2	59.5	(260.3)

Comprehensive Income	$1,339.5	$1,171.1	$782.0

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

ASSETS

December 31,	2013	2012
	(millions)
TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$1,657.7	$1,203.2
Trade and other receivables, net	1,019.6	902.1
Marketable debt securities	1,267.5	1,192.7
Inventories, net	813.6	782.4
Other current assets	308.1	331.7

Total Truck, Parts and Other Current Assets	5,066.5	4,412.1

Equipment on operating leases, net	1,038.3	857.9
Property, plant and equipment, net	2,513.3	2,312.9
Other noncurrent assets, net	477.3	249.4

Total Truck, Parts and Other Assets	9,095.4	7,832.3

FINANCIAL SERVICES:
Cash and cash equivalents	92.4	69.2
Finance and other receivables, net	8,812.1	8,298.3
Equipment on operating leases, net	2,290.1	2,030.8
Other assets	435.5	397.2

Total Financial Services Assets	11,630.1	10,795.5

	$20,725.5	$18,627.8

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

December 31,	2013	2012
	(millions)
TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,155.0	$2,073.2
Dividend payable	318.8
Current portion of long-term debt	150.0

Total Truck, Parts and Other Current Liabilities	2,623.8	2,073.2
Long-term debt		150.0
Residual value guarantees and deferred revenues	1,093.8	903.5
Other liabilities	734.4	674.6

Total Truck, Parts and Other Liabilities	4,452.0	3,801.3

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	391.7	309.5
Commercial paper and bank loans	2,508.9	3,562.7
Term notes	5,765.3	4,167.4
Deferred taxes and other liabilities	973.3	940.0

Total Financial Services Liabilities	9,639.2	8,979.6

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares; issued 354.3 million and 353.4 million shares	354.3	353.4
Additional paid-in capital	106.2	56.6
Retained earnings	6,165.1	5,596.4
Accumulated other comprehensive income (loss)	8.7	(159.5)

Total Stockholders’ Equity	6,634.3	5,846.9

	$20,725.5	$18,627.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2013	2012	2011
	(millions)
OPERATING ACTIVITIES:
Net Income	$1,171.3	$1,111.6	$1,042.3
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	210.7	188.8	196.5
Equipment on operating leases and other	600.0	512.1	477.3
Provision for losses on financial services receivables	12.9	20.0	41.4
Deferred taxes	97.3	151.7	224.1
Other, net	36.6	34.0	28.4
Pension contributions	(26.2)	(190.8)	(85.2)
Change in operating assets and liabilities:
(Increase) decrease in assets other than cash and cash equivalents:
Receivables:
Trade and other	(115.0)	75.2	(408.4)
Wholesale receivables on new trucks	(82.5)	(6.5)	(551.1)
Sales-type finance leases and dealer direct loans on new trucks	(101.9)	(186.6)	(141.3)
Inventories	(39.6)	(61.5)	(187.1)
Other assets, net	(86.9)	(120.7)	28.1
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	240.8	(303.6)	585.0
Residual value guarantees and deferred revenues	261.8	204.4	231.8
Other liabilities, net	196.4	90.9	110.8

Net Cash Provided by Operating Activities	2,375.7	1,519.0	1,592.6

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(2,992.8)	(3,235.5)	(2,731.9)
Collections on retail loans and direct financing leases	2,469.2	2,404.3	2,121.0
Net decrease (increase) in wholesale receivables on used equipment	6.5	(5.7)	(18.1)
Purchases of marketable securities	(990.1)	(1,048.9)	(1,614.2)
Proceeds from sales and maturities of marketable securities	888.9	768.3	1,142.4
Payments for property, plant and equipment	(510.6)	(515.4)	(340.7)
Acquisitions of equipment for operating leases	(1,362.2)	(1,288.0)	(1,306.6)
Proceeds from asset disposals	340.1	330.2	339.0
Other, net		2.7	(9.9)

Net Cash Used in Investing Activities	(2,151.0)	(2,588.0)	(2,419.0)

FINANCING ACTIVITIES:
Payments of cash dividends	(283.1)	(809.5)	(217.4)
Purchases of treasury stock		(162.1)	(337.6)
Proceeds from stock compensation transactions	31.0	13.9	10.9
Net (decrease) increase in commercial paper and short-term bank loans	(1,039.3)	(365.8)	1,642.6
Proceeds from long-term debt	2,134.1	2,201.1	1,165.5
Payments on long-term debt	(568.9)	(668.1)	(1,317.9)

Net Cash Provided by Financing Activities	273.8	209.5	946.1
Effect of exchange rate changes on cash	(20.8)	25.2	(53.8)

Net Increase (Decrease) in Cash and Cash Equivalents	477.7	(834.3)	65.9
Cash and Cash Equivalents at beginning of year	1,272.4	2,106.7	2,040.8

Cash and Cash Equivalents at end of year	$1,750.1	$1,272.4	$2,106.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 31,	2013	2012	2011
	(millions, except per share data)
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of year	$353.4	$356.8	$365.3
Treasury stock retirement		(4.2)	(9.2)
Stock compensation	.9	.8	.7

Balance at end of year	354.3	353.4	356.8

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	56.6	52.1	105.1
Treasury stock retirement		(28.0)	(82.7)
Stock compensation and tax benefit	49.6	32.5	29.7

Balance at end of year	106.2	56.6	52.1

TREASURY STOCK, AT COST:
Balance at beginning of year
Purchases, shares: 2013-nil; 2012-4.2; 2011-9.2		(162.1)	(337.6)
Retirements		162.1	337.6

Balance at end of year

RETAINED EARNINGS:
Balance at beginning of year	5,596.4	5,174.5	4,846.1
Net income	1,171.3	1,111.6	1,042.3
Cash dividends declared on common stock, per share: 2013-$1.70; 2012-$1.58; 2011-$1.30	(602.6)	(559.8)	(468.2)
Treasury stock retirement		(129.9)	(245.7)

Balance at end of year	6,165.1	5,596.4	5,174.5

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of year	(159.5)	(219.0)	41.3
Other comprehensive income (loss)	168.2	59.5	(260.3)

Balance at end of year	8.7	(159.5)	(219.0)

Total Stockholders’ Equity	$6,634.3	$5,846.9	$5,364.4

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

A.	SIGNIFICANT ACCOUNTING POLICIES

Description of Operations: PACCAR Inc (the Company or PACCAR) is a multinational company operating in three principal segments: (1) the Truck segment includes the design and manufacture of high-quality, light-, medium- and heavy-duty commercial trucks; (2) the Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles; and (3) the Financial Services segment (PFS) derives its earnings primarily from financing or leasing PACCAR products in the U.S., Canada, Mexico, Europe and Australia. PACCAR’s sales and revenues are derived primarily from North America and Europe. The Company also operates in Australia and sells trucks and parts to customers in Asia, Africa, Middle East and South America.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:

Truck, Parts and Other: Substantially all sales and revenues of trucks and related aftermarket parts are recorded by the Company when products are shipped to dealers or customers, except for certain truck shipments that are subject to a residual value guarantee to the customer. Revenues related to these shipments are generally recognized on a straight-line basis over the guarantee period (see Note E). At the time certain truck and parts sales to a dealer are recognized, the Company records an estimate of any future sales incentive costs related to such sales. The estimate is based on historical data and announced incentive programs. In the Truck and Parts segments, the Company grants extended payment terms on selected receivables. Interest is charged for the period beyond standard payment terms. Interest income is recorded as earned.

Financial Services: Interest income from finance and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest income over the expected life of the contracts, generally 36 to 60 months, using the straight-line method which approximates the interest method. For operating leases, rental revenue is recognized on a straight-line basis over the lease term. Rental revenues for the years ended December 31, 2013, 2012 and 2011 were $631.7, $551.5 and $527.8, respectively. Depreciation and related leased unit operating expenses were $503.5, $434.9 and $412.5 for the years ended December 31, 2013, 2012 and 2011, respectively.

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2013 or December 31, 2012. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

Cash and Cash Equivalents: Cash equivalents consist of liquid investments with a maturity at date of purchase of 90 days or less.

Marketable Debt Securities: The Company’s investments in marketable debt securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss).

The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third-party pricing services, including the manner employed to collect market information. On a quarterly basis, the Company also performs review and validation procedures on the pricing information received from the third-party providers. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

The Company evaluates its investment in marketable debt securities at the end of each reporting period to determine if a decline in fair value is other than temporary. Realized losses are recognized upon management’s determination that a decline in fair value is other than temporary. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions regarding the amount and timing of recovery. The Company reviews and evaluates its investments at least quarterly to identify investments that have indications of other-than-temporary impairments. It is reasonably possible that a change in estimate could occur in the near term relating to an other-than-temporary impairment. Accordingly, the Company considers several factors when evaluating debt securities for other-than-temporary impairment, including whether the decline in fair value of the security is due to increased default risk for the specific issuer or market interest rate risk.

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

Receivables:

Trade and Other Receivables: The Company’s trade and other receivables are recorded at cost, net of allowances. At December 31, 2013 and 2012, respectively, trade and other receivables include trade receivables from dealers and customers of $847.6 and $768.0 and other receivables of $172.0 and $134.1 relating primarily to value added tax receivables and supplier allowances and rebates.

Finance and Other Receivables:

Loans – Loans represent fixed or floating-rate loans to customers collateralized by the vehicles purchased and are recorded at amortized cost.

Finance leases – Finance leases are retail direct financing leases and sales-type finance leases, which lease equipment to retail customers and dealers. These leases are reported as the sum of minimum lease payments receivable and estimated residual value of the property subject to the contracts, reduced by unearned interest which is shown separately.

Dealer wholesale financing – Dealer wholesale financing is floating-rate wholesale loans to PACCAR dealers for new and used trucks and are recorded at amortized cost. The loans are collateralized by the trucks being financed.

Operating lease and other trade receivables – Operating lease and other trade receivables are monthly rentals due on operating leases, interest on loans and other amounts due within one year in the normal course of business.

Allowance for Credit Losses:

Truck, Parts and Other: The Company historically has not experienced significant losses or past due amounts on trade and other receivables in its Truck, Parts and Other businesses. The Company’s Truck, Parts and Other trade receivable past dues are determined based on contractual payment terms. Accounts are considered past due once the unpaid balance is over 30 days outstanding. Accounts are charged-off against the allowance for credit losses when, in the judgment of management, they are considered to be uncollectible. The allowance for credit losses for Truck, Parts and Other was $2.4 and $3.2 for the years ended December 31, 2013 and 2012, respectively. Net charge-offs were $.2, $.3 and $1.1 for the years ended December 31, 2013, 2012 and 2011, respectively.

Financial Services: The Company continuously monitors the payment performance of its finance receivables. For large retail finance customers and dealers with wholesale financing, the Company regularly reviews their financial statements and makes site visits and phone contact as appropriate. If the Company becomes aware of circumstances that could cause those customers or dealers to face financial difficulty, whether or not they are past due, the customers are placed on a watch list.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

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

On average, modifications extended contractual terms by approximately six months in 2013 and seven months in 2012 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2013 and December 31, 2012.

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

For finance receivables that are not individually impaired, the Company collectively evaluates and determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past due account data and current market conditions. Information used includes assumptions regarding the likelihood of collecting current and past due accounts, repossession rates, the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse. The Company has developed a range of loss estimates for each of its country portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. After determining the appropriate level of the allowance for credit losses, a provision for losses on finance receivables is charged to income as necessary to reflect management’s estimate of incurred credit losses, net of recoveries, inherent in the portfolio.

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

Accounts are charged-off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible (generally upon repossession of the collateral). Typically the timing between the repossession and charge-off is not significant. In cases where repossession is delayed (e.g., for legal proceedings), the Company records partial charge-offs. The charge-off is determined by comparing the fair value of the collateral, less cost to sell, to the recorded investment.

Inventories: Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last-in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method. Cost of sales and revenues include shipping and handling costs incurred to deliver products to dealers and customers.

Equipment on Operating Leases: The Company’s Financial Services segment leases equipment under operating leases to customers. In addition, in the Truck segment, equipment sold to customers in Europe subject to a residual value guarantee (RVG) by the Company is accounted for as an operating lease. Equipment is recorded at cost and is depreciated on the straight-line basis to the lower of the estimated residual value or guarantee value. Lease and guarantee periods generally range from three to five years. Estimated useful lives of the equipment range from four to nine years. The Company reviews residual values of equipment on operating leases periodically to determine that recorded amounts are appropriate.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method based on the estimated useful lives of the various classes of assets. Certain production tooling is amortized on a unit of production basis.

Long-lived Assets and Goodwill: The Company evaluates the carrying value of property, plant and equipment when events and circumstances warrant a review. Goodwill is tested for impairment at least on an annual basis. There were no impairment charges for the three years ended December 31, 2013. Goodwill was $144.6 and $139.4 at December 31, 2013 and 2012, respectively.

Product Support Liabilities: Product support liabilities are estimated future payments related to product warranties, optional extended warranties and repair and maintenance (R&M) contracts. The Company generally offers one year warranties covering most of its vehicles and related aftermarket parts. Specific terms and conditions vary depending on the product and the country of sale. Optional extended warranty and R&M contracts can be purchased for periods which generally range up to five years. Warranty expenses and reserves are estimated and recorded at the time products or contracts are sold based on historical data regarding the source, frequency and cost of claims, net of any recoveries. The Company periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience. Revenue from extended warranty and R&M contracts is deferred and recognized to income generally on a straight-line basis over the contract period. Warranty and R&M costs on these contracts are recognized as incurred.

Derivative Financial Instruments: As part of its risk management strategy, the Company enters into derivative contracts to hedge against interest rates and foreign currency risk. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. All of the Company’s interest-rate and certain foreign exchange contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at December 31, 2013.

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

Foreign Currency Translation: For most of the Company’s foreign subsidiaries, the local currency is the functional currency. All assets and liabilities are translated at year-end exchange rates and all income statement amounts are translated at the weighted average rates for the period. Translation adjustments are recorded in accumulated other comprehensive income (loss). The Company uses the U.S. dollar as the functional currency for all but one of its Mexican subsidiaries, which uses the local currency. For the U.S. functional currency entities in Mexico, inventories, cost of sales, property, plant and equipment and depreciation are remeasured at historical rates and resulting adjustments are included in net income.

Earnings per Share: Basic earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding, plus the effect of any participating securities. Diluted earnings per common share are computed assuming that all potentially dilutive securities are converted into common shares under the treasury stock method.

Reclassifications: Certain liabilities for product support programs for 2012 were reclassified from current to non-current liabilities to conform to the 2013 presentation.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires disclosure of additional information about reclassification adjustments from other comprehensive income. The ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company adopted ASU 2013-02 in the first quarter of 2013; the implementation of this amendment resulted in additional disclosures (see Note N), but did not have an impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, an update to ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASUs require entities with derivatives, repurchase agreements and securities borrowing and lending transactions that are either offset on the balance sheet, or subject to a master netting arrangement, to provide expanded disclosures about the nature of the rights of offset. The updated ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company adopted ASU 2013-01 in the first quarter of 2013; the implementation of this amendment resulted in additional disclosures (see Note O), but did not have an impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

B.	INVESTMENTS IN MARKETABLE DEBT SECURITIES

Marketable debt securities consisted of the following at December 31:

2013	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$214.9	$1.2		$216.1
U.S. corporate securities	78.2	.1	$.1	78.2
U.S. government and agency securities	5.5			5.5
Non-U.S. corporate securities	608.5	1.2	.4	609.3
Non-U.S. government securities	217.3	.7	.5	217.5
Other debt securities	140.5	.4		140.9

	$1,264.9	$3.6	$1.0	$1,267.5

2012	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$217.2	$1.5	$.1	$218.6
U.S. corporate securities	59.8	.3		60.1
U.S. government and agency securities	.8			.8
Non-U.S. corporate securities	447.5	1.4	.2	448.7
Non-U.S. government securities	349.3	5.8	.1	355.0
Other debt securities	108.9	.6		109.5

	$1,183.5	$9.6	$.4	$1,192.7

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $2.0, $3.8 and $3.2, and gross realized losses were $.7, $.3 and $1.3 for the years ended December 31, 2013, 2012 and 2011, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

At December 31,	2013		2012
	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER
Fair value	$388.3	$28.4	$291.0
Unrealized losses	.9	.1	.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

Contractual maturities at December 31, 2013 were as follows:

Maturities:	AMORTIZED COST	FAIR VALUE
Within one year	$534.7	$535.5
One to five years	729.9	731.6
Six to ten years	.3	.4

	$1,264.9	$1,267.5

Marketable debt securities included $.4 and nil of variable rate demand obligations (VRDOs) at December 31, 2013 and 2012, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically.

C.     INVENTORIES

Inventories include the following:

At December 31,	2013	2012
Finished products	$440.6	$432.0
Work in process and raw materials	545.2	519.8

	985.8	951.8
Less LIFO reserve	(172.2)	(169.4)

	$813.6	$782.4

Inventories valued using the LIFO method comprised 47% and 49% of consolidated inventories before deducting the LIFO reserve at December 31, 2013 and 2012, respectively.

D.     FINANCE AND OTHER RECEIVABLES

Finance and other receivables include the following:

At December 31,	2013	2012
Loans	$3,977.4	$3,738.2
Direct financing leases	2,680.8	2,489.3
Sales-type finance leases	921.1	916.8
Dealer wholesale financing	1,616.5	1,541.0
Operating lease and other trade receivables	121.3	112.0
Unearned interest: Finance leases	(375.7)	(369.0)

	$8,941.4	$8,428.3
Less allowance for losses:
Loans and leases	(110.9)	(112.6)
Dealer wholesale financing	(10.4)	(11.8)
Operating lease and other trade receivables	(8.0)	(5.6)

	$8,812.1	$8,298.3

The net activity of sales-type finance leases, dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

Annual minimum payments due on finance receivables are as follows:

	LOANS	FINANCE LEASES
2014	$1,285.8	$1,041.5
2015	1,028.4	849.8
2016	806.7	675.4
2017	535.9	451.5
2018	277.2	226.6
Thereafter	43.4	127.5

	$3,977.4	$3,372.3

Estimated residual values included with finance leases amounted to $229.6 in 2013 and $206.0 in 2012. Experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, repayment experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while others may be extended or modified.

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

Allowance for Credit Losses: The allowance for credit losses is summarized as follows:

	2013
	DEALER		CUSTOMER RETAIL
	WHOLESALE	RETAIL		OTHER*	TOTAL
Balance at January 1	$11.8	$13.4	$99.2	$5.6	$130.0
Provision for losses	(.9)	.2	9.8	3.8	12.9
Charge-offs	(.5)		(21.2)	(2.8)	(24.5)
Recoveries			9.9	1.0	10.9
Currency translation and other		(.2)	(.2)	.4

Balance at December 31	$10.4	$13.4	$97.5	$8.0	$129.3

	2012
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$11.7	$12.0	$106.5	$8.8	$139.0
Provision for losses	1.8	1.4	13.1	3.7	20.0
Charge-offs			(32.1)	(6.6)	(38.7)
Recoveries			7.0	.4	7.4
Currency translation and other	(1.7)		4.7	(.7)	2.3

Balance at December 31	$11.8	$13.4	$99.2	$5.6	$130.0

*	Operating lease and other trade receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

	2011
	DEALER		CUSTOMER RETAIL
	WHOLESALE	RETAIL		OTHER*	TOTAL
Balance at January 1	$7.5	$10.1	$123.4	$4.0	$145.0
Provision for losses	5.8	1.9	19.8	13.9	41.4
Charge-offs	(1.4)		(47.3)	(10.2)	(58.9)
Recoveries			12.7	1.2	13.9
Currency translation and other	(.2)		(2.1)	(.1)	(2.4)

Balance at December 31	$11.7	$12.0	$106.5	$8.8	$139.0

*	Operating lease and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	DEALER		CUSTOMER
At December 31, 2013	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$8.5		$42.1	$50.6
Allowance for impaired finance receivables determined individually	1.4		5.9	7.3
Recorded investment for finance receivables evaluated collectively	1,608.0	$1,525.6	5,635.9	8,769.5
Allowance for finance receivables determined collectively	9.0	13.4	91.6	114.0

	DEALER		CUSTOMER
At December 31, 2012	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$3.6	$.1	$67.4	$71.1
Allowance for impaired finance receivables determined individually	2.2		10.8	13.0
Recorded investment for finance receivables evaluated collectively	1,537.4	1,429.6	5,278.2	8,245.2
Allowance for finance receivables determined collectively	9.6	13.4	88.4	111.4

The recorded investment for finance receivables that are on non-accrual status is as follows:

At December 31,	2013	2012
Dealer:
Wholesale	$8.0	$3.1
Retail		.1
Customer retail:
Fleet	30.5	42.8
Owner/operator	8.6	11.7

	$47.1	$57.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

Impaired Loans: Impaired loans with no specific reserves were $10.7 and $6.8 at December 31, 2013 and 2012, respectively. Impaired loans with a specific reserve are summarized below in which the impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of December 31, 2013 and 2012 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
At December 31, 2013	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve	$8.5		$10.8	$3.1	$22.4
Associated allowance	(1.4)		(2.1)	(.6)	(4.1)

Net carrying amount of impaired loans	$7.1		$8.7	$2.5	$18.3

Average recorded investment	$5.8		$28.9	$5.0	$39.7

	DEALER		CUSTOMER RETAIL
At December 31, 2012	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve	$3.6		$43.9	$6.8	$54.3
Associated allowance	(2.2)		(7.3)	(1.2)	(10.7)

Net carrying amount of impaired loans	$1.4		$36.6	$5.6	$43.6

Average recorded investment	$9.4		$35.0	$9.2	$53.6

During the period the loans above were considered impaired, interest income recognized on a cash basis is as follows:

	2013	2012	2011
Interest income recognized:
Dealer wholesale	$.1	$.1	$.4
Customer retail - fleet	2.9	1.2	2.7
Customer retail - owner/operator	.9	.8	2.0

	$3.9	$2.1	$5.1

Credit Quality: The Company’s customers are principally concentrated in the transportation industry in North America, Europe and Australia. The Company’s portfolio is diversified over a large number of customers and dealers with no single customer or dealer balances representing over 4% of the total portfolio. The Company retains as collateral a security interest in the related equipment.

At the inception of each contract, the Company considers the credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit-rating agency ratings, loan-to-value ratios and other internal metrics. On an ongoing basis, the Company monitors credit quality based on past due status and collection experience as there is a meaningful correlation between the past due status of customers and the risk of loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

The Company has three credit quality indicators: performing, watch and at-risk. Performing accounts pay in accordance with the contractual terms and are not considered high risk. Watch accounts include accounts 31 to 90 days past due and large accounts that are performing but are considered to be high-risk. Watch accounts are not impaired. At-risk accounts are accounts that are impaired, including TDRs, accounts over 90 days past due and other accounts on non-accrual status. The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	DEALER		CUSTOMER RETAIL
At December 31, 2013	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$1,576.9	$1,520.1	$4,396.5	$1,219.5	$8,713.0
Watch	31.1	5.5	12.7	7.2	56.5
At-risk	8.5		33.3	8.8	50.6

	$1,616.5	$1,525.6	$4,442.5	$1,235.5	$8,820.1

	DEALER		CUSTOMER RETAIL
At December 31, 2012	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$1,479.1	$1,423.3	$3,878.4	$1,365.6	$8,146.4
Watch	58.3	6.3	23.5	10.7	98.8
At-risk	3.6	.1	54.7	12.7	71.1

	$1,541.0	$1,429.7	$3,956.6	$1,389.0	$8,316.3

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due.

Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
At December 31, 2013	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$1,611.7	$1,525.6	$4,417.5	$1,221.4	$8,776.2
31 – 60 days past due	1.7		9.2	6.3	17.2
Greater than 60 days past due	3.1		15.8	7.8	26.7

	$1,616.5	$1,525.6	$4,442.5	$1,235.5	$8,820.1

	DEALER		CUSTOMER RETAIL
At December 31, 2012	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$1,537.0	$1,429.7	$3,934.8	$1,369.0	$8,270.5
31 – 60 days past due	.5		9.4	7.9	17.8
Greater than 60 days past due	3.5		12.4	12.1	28.0

	$1,541.0	$1,429.7	$3,956.6	$1,389.0	$8,316.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

Troubled Debt Restructurings: The balance of TDRs was $27.6 and $38.5 at December 31, 2013 and 2012, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	2013		2012
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$11.4	$11.2	$64.0	$54.2
Owner/operator	2.4	2.4	2.7	2.7

	$13.8	$13.6	$66.7	$56.9

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2013. The decrease in the post-modification recorded investment in 2012 primarily reflects a TDR of one large customer in the U.S. during the fourth quarter of 2012. The restructuring resulted in a charge-off of $8.2 at December 31, 2012. A specific reserve had been provided for this exposure in prior periods.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the year ended by portfolio class are as follows:

	2013	2012
Fleet	$4.6	$19.3
Owner/operator	.7	.6

	$5.3	$19.9

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at December 31, 2013 and 2012.

Repossessions: When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Financial Services other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at December 31, 2013 and 2012 was $13.7 and $20.9, respectively. Proceeds from the sales of repossessed assets were $63.2, $62.2 and $80.1 for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included in proceeds from asset disposals in the Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expense on the Consolidated Statements of Income.

E.	EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases for Truck, Parts and Other and for the Financial Services segment is as follows:

	TRUCK, PARTS AND OTHER		FINANCIAL SERVICES
At December 31,	2013	2012	2013	2012
Equipment on operating leases	$1,357.8	$1,183.7	$3,212.2	$2,778.2
Less allowance for depreciation	(319.5)	(325.8)	(922.1)	(747.4)

	$1,038.3	$857.9	$2,290.1	$2,030.8

Annual minimum lease payments due on Financial Services operating leases beginning January 1, 2014 are $530.3, $373.4, $245.0, $127.2, $41.9 and $6.6 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

When the equipment is sold subject to an RVG, the full sales price is received from the customer. A liability is established for the residual value obligation with the remainder of the proceeds recorded as deferred lease revenue. These amounts are summarized below:

	TRUCK, PARTS AND OTHER
At December 31,	2013	2012
Residual value guarantees	$653.9	$496.3
Deferred lease revenues	439.9	407.2

	$1,093.8	$903.5

The deferred lease revenue is amortized on a straight-line basis over the RVG contract period. At December 31, 2013, the annual amortization of deferred revenues beginning January 1, 2014 is $175.3, $127.5, $82.7, $47.8, $6.5 and $.1 thereafter. Annual maturities of the RVGs beginning January 1, 2014 are $180.0, $149.2, $144.0, $120.4, $45.6 and $14.7 thereafter.

F.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment include the following:

At December 31,	USEFUL LIVES	2013	2012
Land		$238.5	$231.0
Buildings and improvements	10-40 years	1,024.9	960.1
Machinery, equipment and production tooling	3-12 years	3,345.8	2,678.6
Construction in progress		321.2	667.9

		4,930.4	4,537.6
Less allowance for depreciation		(2,417.1)	(2,224.7)

		$2,513.3	$2,312.9

G.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

Accounts payable, accrued expenses and other include the following:

At December 31,	2013	2012
Truck, Parts and Other:
Accounts payable	$975.8	$838.0
Product support reserves	291.7	265.2
Accrued expenses	264.1	261.7
Accrued capital expenditures	139.9	241.1
Salaries and wages	223.9	210.3
Other	259.6	256.9

	$2,155.0	$2,073.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

H.	PRODUCT SUPPORT LIABILITIES

Changes in product support liabilities are summarized as follows:

	2013	2012	2011
Balance at January 1	$540.7	$448.7	$372.2
Cost accruals and revenue deferrals	340.4	305.4	304.3
Payments and revenue recognized	(260.6)	(219.7)	(219.6)
Currency translation	10.0	6.3	(8.2)

Balance at December 31	$630.5	$540.7	$448.7

Product support liabilities are included in the accompanying Consolidated Balance Sheets as follows:

At December 31,	2013	2012
Truck, Parts and Other:
Accounts payable, accrued expenses and other	$291.7	$265.2
Other liabilities	327.5	265.8
Financial Services:
Deferred taxes and other liabilities	11.3	9.7

	$630.5	$540.7

I.	BORROWINGS AND CREDIT ARRANGEMENTS

Truck, Parts and Other long-term debt at December 31, 2013 and 2012, consisted of $150.0 of notes with an effective interest rate of 6.9% which was repaid upon maturity in February 2014.

Financial Services borrowings include the following:

	2013		2012
At December 31,	EFFECTIVE RATE	BORROWINGS	EFFECTIVE RATE	BORROWINGS
Commercial paper	1.2%	$2,266.8	1.1%	$3,325.0
Medium-term bank loans	5.0%	242.1	5.5%	237.7

		2,508.9		3,562.7
Term notes	1.8%	5,765.3	2.1%	4,167.4

	1.7%	$8,274.2	1.8%	$7,730.1

The commercial paper and term notes of $8,032.1 and $7,492.4 at December 31, 2013 and 2012 include a net effect of fair value hedges and unamortized discounts of $1.5 and $6.3, respectively. The effective rate is the weighted average rate as of December 31, 2013 and 2012 and includes the effects of interest-rate contracts.

The annual maturities of the Financial Services borrowings are as follows:

Beginning January 1, 2014	COMMERCIAL PAPER	BANK LOANS	TERM NOTES	TOTAL
2014	$2,267.8	$165.6	$1,562.3	$3,995.7
2015		23.0	1,599.7	1,622.7
2016		38.2	1,738.8	1,777.0
2017		15.3	612.0	627.3
2018			250.0	250.0

	$2,267.8	$242.1	$5,762.8	$8,272.7

Interest paid on borrowings was $149.3, $149.9 and $192.1 in 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company capitalized interest on borrowings of $10.3 in Truck, Parts and Other in each respective year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets, and to a lesser extent, bank loans. The medium-term notes are issued by PACCAR Inc, PACCAR Financial Corp. (PFC), PACCAR Financial Europe and PACCAR Financial Mexico.

In December 2011, PACCAR Inc filed a shelf registration under the Securities Act of 1933. The current registration expires in the fourth quarter of 2014 and does not limit the principal amount of debt securities that may be issued during the period. The total amount of medium-term notes outstanding for PACCAR Inc as of December 31, 2013 was $500.0.

In November 2012, the Company’s U.S. finance subsidiary, PFC, filed a shelf registration under the Securities Act of 1933 effective for a three year period. The total amount of medium-term notes outstanding for PFC as of December 31, 2013 was $3,850.0. The registration expires in the fourth quarter of 2015 and does not limit the principal amount of debt securities that may be issued during that period.

At December 31, 2013, the Company’s European finance subsidiary, PACCAR Financial Europe, had €418.5 available for issuance under a €1,500.0 medium-term note program registered with the London Stock Exchange. The program was renewed in the second quarter of 2013 and is renewable annually through the filing of a new prospectus.

In April 2011, PACCAR Financial Mexico registered a 10,000.0 peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in 2016 and limits the amount of commercial paper (up to one year) to 5,000.0 pesos. At December 31, 2013, 7,380.0 pesos remained available for issuance.

The Company has line of credit arrangements of $3,707.9, of which $3,465.8 were unused at December 31, 2013. Included in these arrangements are $3,000.0 of syndicated bank facilities, of which $1,000.0 matures in June 2014, $1,000.0 matures in June 2017 and $1,000.0 matures in June 2018. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the year ended December 31, 2013.

J.	LEASES

The Company leases certain facilities and computer equipment under operating leases. Leases expire at various dates through the year 2023. At January 1, 2014, annual minimum rent payments under non-cancelable operating leases having initial or remaining terms in excess of one year are $23.4, $18.9, $12.6, $8.6, $6.1 and $2.4 thereafter. For the years ended December 31, 2013, 2012 and 2011, total rental expenses under all leases amounted to $34.1, $29.1 and $29.0, respectively.

K.	COMMITMENTS AND CONTINGENCIES

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has an undiscounted accrual to provide for the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities for the years ended December 31, 2013, 2012 and 2011 were $2.3, $1.7 and $1.2, respectively.

While the timing and amount of the ultimate costs associated with future environmental cleanup cannot be determined, management expects that these matters will not have a significant effect on the Company’s consolidated financial position.

At December 31, 2013, PACCAR had standby letters of credit of $20.6, which guarantee various insurance and financing activities. At December 31, 2013, PACCAR’s financial services companies, in the normal course of business, had outstanding commitments to fund new loan and lease transactions amounting to $407.4. The commitments generally expire in 90 days. The Company had other commitments, primarily to purchase production inventory, equipment and energy amounting to $175.6, $132.7, $7.6 for 2014, 2015 and 2016, respectively, and nil thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

PACCAR is a defendant in various legal proceedings and, in addition, there are various other contingent liabilities arising in the normal course of business. After consultation with legal counsel, management does not anticipate that disposition of these proceedings and contingent liabilities will have a material effect on the consolidated financial statements.

L.	EMPLOYEE BENEFITS

Severance Costs: The Company incurred severance expense in 2013, 2012 and 2011 of $3.5, $4.8 and $.8, respectively.

Defined Benefit Pension Plans: PACCAR has several defined benefit pension plans, which cover a majority of its employees. The Company evaluates its actuarial assumptions on an annual basis and considers changes based upon market conditions and other factors.

The Company funds its pensions in accordance with applicable employee benefit and tax laws. The Company contributed $26.2 to its pension plans in 2013 and $190.8 in 2012. The Company expects to contribute in the range of $30.0 to $70.0 to its pension plans in 2014, of which $15.5 is estimated to satisfy minimum funding requirements. Annual benefits expected to be paid beginning January 1, 2014 are $71.6, $74.5, $81.0, $85.5, $91.0 and for the five years thereafter, a total of $532.0.

Plan assets are invested in global equity and debt securities through professional investment managers with the objective to achieve targeted risk adjusted returns and maintain liquidity sufficient to fund current benefit payments. Typically, each defined benefit plan has an investment policy that includes a target for asset mix, including maximum and minimum ranges for allocation percentages by investment category. The actual allocation of assets may vary at times based upon rebalancing policies and other factors. The Company periodically assesses the target asset mix by evaluating external sources of information regarding the long-term historical return, volatilities and expected future returns for each investment category. In addition, the long-term rates of return assumptions for pension accounting are reviewed annually to ensure they are appropriate. Target asset mix and forecast long-term returns by asset category are considered in determining the assumed long-term rates of return, although historical returns realized are given some consideration.

The fair value of mutual funds, common stocks and U.S. treasuries is determined using the market approach and is based on the quoted prices in active markets. These securities are categorized as Level 1. The fair value of commingled trust funds is determined using the market approach and is based on the unadjusted net asset value per unit as determined by the sponsor of the fund based on the fair values of underlying investments. These securities are categorized as Level 2. The fair value of debt securities is determined using the market approach and is based on the quoted market prices of the securities or other observable inputs. These securities are categorized as Level 2.

The following information details the allocation of plan assets by investment type. See Note P for definitions of fair value levels.

At December 31, 2013	TARGET	LEVEL 1	LEVEL 2	TOTAL
Equities:
U.S. equities			$585.5	$585.5
Global equities			661.7	661.7

Total equities	50 - 70%		1,247.2	1,247.2

Fixed income:
U.S. fixed income		$252.5	299.6	552.1
Non-U.S. fixed income			260.3	260.3

Total fixed income	30 - 50%	252.5	559.9	812.4

Cash and other		1.2	47.6	48.8

Total plan assets		$253.7	$1,854.7	$2,108.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

At December 31, 2012	TARGET	LEVEL 1	LEVEL 2	TOTAL
Equities:
U.S. equities			$549.9	$549.9
Global equities			566.3	566.3

Total equities	50 - 70%		1,116.2	1,116.2

Fixed income:
U.S. fixed income		$230.8	275.8	506.6
Non-U.S. fixed income			234.9	234.9

Total fixed income	30 - 50%	230.8	510.7	741.5

Cash and other		.3	43.0	43.3

Total plan assets		$231.1	$1,669.9	$1,901.0

The following additional data relates to all pension plans of the Company:

At December 31,	2013	2012
Weighted average assumptions:
Discount rate	4.7%	4.0%
Rate of increase in future compensation levels	3.9%	3.8%
Assumed long-term rate of return on plan assets	6.6%	6.6%

The components of the change in projected benefit obligation and change in plan assets are as follows:
	2013	2012
Change in projected benefit obligation:
Benefit obligation at January 1	$2,068.0	$1,808.1
Service cost	73.5	64.1
Interest cost	81.0	81.4
Benefits paid	(68.4)	(71.1)
Actuarial (gain) loss	(199.2)	163.8
Currency translation and other	3.2	18.3
Participant contributions	3.5	3.4

Projected benefit obligation at December 31	$1,961.6	$2,068.0

Change in plan assets:
Fair value of plan assets at January 1	$1,901.0	$1,549.9
Employer contributions	26.2	190.8
Actual return on plan assets	242.5	208.8
Benefits paid	(68.4)	(71.1)
Currency translation and other	3.6	19.2
Participant contributions	3.5	3.4

Fair value of plan assets at December 31	2,108.4	1,901.0

Funded status at December 31	$146.8	$(167.0)

Amounts recorded on balance sheet:	2013	2012
Other noncurrent assets	$217.7	$10.0
Other liabilities	70.9	177.0
Accumulated other comprehensive (income) loss:
Actuarial loss	257.0	490.4
Prior service cost	4.9	5.7
Net initial transition amount	.3	.4

Of the December 31, 2013 amounts in accumulated other comprehensive income (loss), $20.8 of unrecognized actuarial loss and $1.3 of unrecognized prior service cost are expected to be amortized into net pension expense in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

The accumulated benefit obligation for all pension plans of the Company was $1,742.2 and $1,794.7 at December 31, 2013 and 2012, respectively.

Information for all plans with an accumulated benefit obligation in excess of plan assets is as follows:

At December 31,		2013	2012
Projected benefit obligation		$78.6	$214.5
Accumulated benefit obligation		63.4	198.8
Fair value of plan assets		9.2	123.5
The components of pension expense are as follows:
Year Ended December 31,	2013	2012	2011
Service cost	$73.5	$64.1	$45.5
Interest on projected benefit obligation	81.0	81.4	81.6
Expected return on assets	(119.4)	(110.8)	(105.1)
Amortization of prior service costs	1.3	1.4	1.5
Recognized actuarial loss	44.0	39.2	24.7
Curtailment gain	(.3)
Settlement loss		4.8

Net pension expense	$80.1	$80.1	$48.2

Multi-employer Plans: The Company participates in multi-employer plans in the U.S. and Europe. These are typically under collective bargaining agreements and cover its union-represented employees. The Company’s participation in the following multi-employer plans for the years ended December 31 are as follows:

		PENSION PLAN NUMBER	COMPANY CONTRIBUTIONS
PENSION PLAN	EIN		2013	2012	2011
Metal and Electrical Engineering Industry Pension Fund		135668	$24.5	$22.0	$22.7
Western Metal Industry Pension Plan	91-6033499	001	1.5	1.6	1.8
Other plans			.9	1.0	.6

			$26.9	$24.6	$25.1

The Company contributions shown in the table above approximates the multi-employer pension expense for each of the years ended December 31, 2013, 2012 and 2011, respectively.

Metal and Electrical Engineering Industry Pension Fund is a multi-employer union plan incorporating all DAF employees in the Netherlands and is covered by a collective bargaining agreement that will expire on April 30, 2015. The Company’s contributions were less than 5% of the total contributions to the plan for the last two reporting periods ending December 2013. The plan is required by law (the Netherlands Pension Act) to have a coverage ratio in excess of 104.3%. Because the coverage ratio of the plan was 103.8% at December 31, 2013, a funding improvement plan is in place. In February 2014, a decision to reduce pension benefits as part of the funding improvement plan was approved.

The Western Metal Industry Pension Plan is located in the U.S. and is covered by a collective bargaining agreement that will expire on November 1, 2015. In accordance with the U.S. Pension Protection Act of 2006, the plan was certified as critical (red) status and a funding improvement plan was implemented requiring additional contributions through 2022 as long as the plan remains in critical status. For the last two reporting periods ending December 2013, contributions by the Company were greater than 5% and less than 12% of the total contributions to the plan.

Other plans are principally located in the U.S. For the last two reporting periods, none were under funding improvement plans and Company contributions to these plans are less than 5% of each plan’s total contributions.

There were no significant changes for the multi-employer plans in the periods presented that affected comparability between periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

Defined Contribution Plans: The Company maintains several defined contribution benefit plans whereby it contributes designated amounts on behalf of participant employees. The largest plan is for U.S. salaried employees where the Company matches a percentage of employee contributions up to an annual limit. The match was 5% of eligible pay in 2013, 2012 and 2011. Other plans are located in Australia, Brasil, Canada, the Netherlands and Belgium. Expenses for these plans were $34.0, $33.6 and $29.3 in 2013, 2012 and 2011, respectively.

M.	INCOME TAXES

The Company’s tax rate is based on income and statutory tax rates in the various jurisdictions in which the Company operates. Tax law requires certain items to be included in the Company’s tax returns at different times than the items reflected in the Company’s financial statements. As a result, the Company’s annual tax rate reflected in its financial statements is different than that reported in its tax returns. Some of these differences are permanent, such as expenses that are not deductible in the Company’s tax return, and some differences reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. The Company establishes valuation allowances for its deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The components of the Company’s income before income taxes include the following:

Year Ended December 31,	2013	2012	2011
Domestic	$827.0	$786.6	$607.0
Foreign	868.0	842.3	899.9

	$1,695.0	$1,628.9	$1,506.9

The components of the Company’s provision for income taxes include the following:
Year Ended December 31,	2013	2012	2011
Current provision:
Federal	$191.4	$126.2	$.4
State	20.9	31.5	20.5
Foreign	214.1	207.9	219.6

	426.4	365.6	240.5
Deferred provision:
Federal	68.8	134.4	207.8
State	18.4	9.5	3.4
Foreign	10.1	7.8	12.9

	97.3	151.7	224.1

	$523.7	$517.3	$464.6

Tax benefits recognized for net operating loss carryforwards were $4.5, $3.2 and $8.1 for the years ended 2013, 2012 and 2011, respectively.

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
Effect of:
Tax on foreign earnings	(3.8)	(3.1)	(3.3)
Other, net	(.3)	(.1)	(.9)

	30.9%	31.8%	30.8%

The Company has not provided a deferred tax liability for the temporary differences of approximately $4,400.0 related to the investments in foreign subsidiaries that are considered to be indefinitely reinvested. The amount of the deferred tax liability would be approximately $850.0 as of December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

Included in domestic taxable income for 2013, 2012 and 2011 are $241.7, $256.0 and $311.0 of foreign earnings, respectively, which are not indefinitely reinvested, for which domestic taxes of $19.5, $22.1 and $28.5, respectively, were provided as the difference between the domestic and foreign rate on those earnings.

At December 31, 2013, the Company had net operating loss carryforwards of $474.1, of which $229.6 related to foreign subsidiaries and $244.5 related to states in the U.S. The related deferred tax asset was $78.2. The carryforward periods range from five years to indefinite, subject to certain limitations under applicable laws. The future tax benefits of net operating loss carryforwards are evaluated on a regular basis, including a review of historical and projected operating results.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

At December 31,	2013	2012
Assets:
Accrued expenses	$188.4	$179.9
Postretirement benefit plans		64.4
Net operating loss carryforwards	78.2	64.2
Allowance for losses on receivables	47.0	50.4
Other	88.4	83.3

	402.0	442.2
Valuation allowance	(43.9)	(21.2)

	358.1	421.0
Liabilities:
Financial Services leasing depreciation	(851.8)	(775.8)
Depreciation and amortization	(296.1)	(241.4)
Postretirement benefit plans	(51.3)
Other	(5.4)	(14.1)

	(1,204.6)	(1,031.3)

Net deferred tax liability	$(846.5)	$(610.3)

The balance sheet classification of the Company’s deferred tax assets and liabilities are as follows:

At December 31,	2013	2012
Truck, Parts and Other:
Other current assets	$122.2	$151.2
Other noncurrent assets, net	33.1	40.9
Accounts payable, accrued expenses and other	(.6)	(1.7)
Other liabilities	(218.7)	(90.7)
Financial Services:
Other assets	77.2	72.4
Deferred taxes and other liabilities	(859.7)	(782.4)

Net deferred tax liability	$(846.5)	$(610.3)

Cash paid for income taxes was $434.0, $448.2 and $284.0 in 2013, 2012 and 2011, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
Balance at January 1	$23.4	$18.3	$43.1
Additions for tax positions related to the current year	1.0	1.0	.9
Additions for tax positions related to prior years	.3	9.9	5.6
Reductions for tax positions related to prior years	(.7)	(5.2)	(22.9)
Reductions related to settlements	(9.7)	(.3)	(7.7)
Lapse of statute of limitations	(1.2)	(.3)	(.7)

Balance at December 31	$13.1	$23.4	$18.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

The Company had $13.1 and $23.4 of unrecognized tax benefits, of which $1.5 and $1.9 would impact the effective tax rate, if recognized, as of December 31, 2013, and 2012, respectively.

The Company recognized $1.1 of income, $1.0 of expense and $2.1 of income related to interest and penalties in 2013, 2012 and 2011, respectively. Accrued interest expense and penalties were $5.5 and $6.7 as of December 31, 2013 and 2012, respectively. Interest and penalties are classified as income taxes in the Consolidated Statements of Income.

The Company believes it is reasonably possible that approximately $7 to $8 of unrecognized tax benefits, resulting from intercompany transactions, will be resolved within the next twelve months from Competent Authority negotiations between tax authorities of two jurisdictions; the company does not expect the net impact of these negotiations will be material to its effective tax rate. As of December 31, 2013, the United States Internal Revenue Service has completed examinations of the Company’s tax returns for all years through 2010. The Company’s tax returns for other major jurisdictions remain subject to examination for the years ranging from 2006 through 2013.

N.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss): The components of accumulated other comprehensive income (loss) (AOCI) as of December 31, 2013 and 2012 and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets, consisted of the following:

	UNREALIZED GAINS AND (LOSSES) ON DERIVATIVE CONTRACTS	UNREALIZED GAINS AND (LOSSES) ON MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at December 31, 2012	$(27.2)	$6.6	$(496.5)	$357.6	$(159.5)
Recorded into AOCI	36.9	(6.1)	204.8	(71.3)	164.3
Reclassified out of AOCI	(24.8)	1.2	29.5	(2.0)	3.9

Net other comprehensive income (loss)	12.1	(4.9)	234.3	(73.3)	168.2

Balance at December 31, 2013	$(15.1)	$1.7	$(262.2)	$284.3	$8.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions, except per share data)

Reclassifications out of AOCI during the year ended December 31, 2013 are as follows:

AOCI COMPONENTS	LINE ITEM IN THE CONSOLIDATED STATEMENT OF INCOME	AMOUNT RECLASSIFIED OUT OF AOCI
Unrealized gains and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Cost of sales and revenues	$1.0
	Interest and other expense (income), net	(.6)
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(36.0)

	Pre-tax expense reduction	(35.6)
	Tax expense	10.8

	After-tax expense reduction	(24.8)

Unrealized gains and losses on marketable debt securities:
Marketable debt securities	Investment income	1.7
	Tax expense	(.5)

	After-tax income increase	1.2

Pension plans:
Truck, Parts and Other
Prior service costs	Cost of sales and revenues $.4, SG&A $.6, R&D $.3	1.3
Actuarial loss	Cost of sales and revenues $21.4, SG&A $20.3	41.7
Financial Services
Actuarial loss	SG&A	2.3

	Pre-tax expense increase	45.3
	Tax benefit	(15.8)

	After-tax expense increase	29.5

Foreign currency translation:
Truck, Parts and Other	Interest and other expense (income), net	(1.1)
Financial Services	Interest and other borrowing expenses	(.9)

	Expense reduction	(2.0)

Total reclassifications out of AOCI		$3.9

Other Capital Stock Changes: In 2012 and 2011, the Company purchased and retired 4.2 million and 9.2 million treasury shares, respectively. In 2013, there were no purchases or retirements of treasury shares.

O.	DERIVATIVE FINANCIAL INSTRUMENTS

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

At December 31, 2013, the notional amount of the Company’s interest-rate contracts was $3,746.6. Notional maturities for all interest-rate contracts are $1,219.2 for 2014, $1,248.4 for 2015, $1,020.9 for 2016, $219.6 for 2017, $13.5 for 2018 and $25.0 thereafter. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At December 31, 2013, the notional amount of the outstanding foreign-exchange contracts was $301.8. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification and fair value of derivative financial instruments:

At December 31,	2013		2012
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$46.3		$4.6
Deferred taxes and other liabilities		$67.7		$111.7
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets			.2
Accounts payable, accrued expenses and other		.6		.1

Total	$46.3	$68.3	$4.8	$111.8

Economic hedges:
Interest-rate contracts:
Financial Services:
Deferred taxes and other liabilities				$.6
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.6		$.3
Accounts payable, accrued expenses and other		$.2		.2
Financial Services:
Other assets	1.1
Deferred taxes and other liabilities		.1		.4

Total	$1.7	$.3	$.3	$1.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

The following tables present the balance sheet classification of the gross and pro forma net amounts of derivative financial instruments:

At December 31, 2013	GROSS AMOUNT RECOGNIZED IN BALANCE SHEET	AMOUNT NOT OFFSET IN FINANCIAL INSTRUMENTS	PRO FORMA NET AMOUNT
Assets:
Truck, Parts and Other
Foreign-exchange contracts	$.6	$(.2)	$.4
Financial Services
Interest-rate contracts	46.3	(16.1)	30.2
Foreign-exchange contracts	1.1		1.1

Total derivative assets	$48.0	$(16.3)	$31.7

Liabilities:
Truck, Parts and Other
Foreign-exchange contracts	$.8	$(.2)	$.6
Financial Services
Interest-rate contracts	67.7	(16.1)	51.6
Foreign-exchange contracts	.1		.1

Total derivative liabilities	$68.6	$(16.3)	$52.3

At December 31, 2012	GROSS AMOUNT RECOGNIZED IN BALANCE SHEET	AMOUNT NOT OFFSET IN FINANCIAL INSTRUMENTS	PRO FORMA NET AMOUNT
Assets:
Truck, Parts and Other
Foreign-exchange contracts	$.5		$.5
Financial Services
Interest-rate contracts	4.6	$(2.6)	2.0

Total derivative assets	$5.1	$(2.6)	$2.5

Liabilities:
Truck, Parts and Other
Foreign-exchange contracts	$.3		$.3
Financial Services
Interest-rate contracts	112.3	$(2.6)	109.7
Foreign-exchange contracts	.4		.4

Total derivative liabilities	$113.0	$(2.6)	$110.4

Fair Value Hedges: Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The expense or (income) recognized in earnings related to fair value hedges was included in interest and other borrowing expenses in the Financial Services segment of the Consolidated Statements of Income as follows:

Year Ended December 31,	2013	2012	2011
Interest-rate swaps	$.7	$(3.8)	$(4.4)
Term notes	(.8)	4.5	3.7

Cash Flow Hedges: Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) to the extent such hedges are considered effective. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

Amounts in accumulated other comprehensive income (loss) are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to cost of sales or to Financial Services interest expense, consistent with the hedged transaction. For the periods ended December 31, 2013, 2012 and 2011, the Company recognized gains on the ineffective portion of $.1, $.5 and $.8, respectively.

The following table presents the pre-tax effects of derivative instruments recognized in OCI:

Year Ended December 31,	2013		2012		2011
	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS
Gain (loss) recognized in other comprehensive income:
Truck, Parts and Other		$(1.2)		$(1.3)		$2.3
Financial Services	$54.4		$(27.9)		$(55.2)

Total	$54.4	$(1.2)	$(27.9)	$(1.3)	$(55.2)	$2.3

Expense (income) reclassified out of accumulated other comprehensive (income) loss into income:

Truck, Parts and Other:
Cost of sales and revenues		$1.0		$3.2		$(4.1)
Interest and other expense (income), net		(.6)		.2
Financial Services:
Interest and other borrowing expenses	$(36.0)		$19.3		$51.8

Total	$(36.0)	$.4	$19.3	$3.4	$51.8	$(4.1)

The amount of loss recorded in accumulated other comprehensive income (loss) at December 31, 2013 that is estimated to be reclassified to interest expense or cost of sales in the following 12 months if interest rates and exchange rates remain unchanged is approximately $21.0, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

Economic Hedges: For other risk management purposes, the Company enters into derivative instruments that do not qualify for hedge accounting. These derivative instruments are used to mitigate the risk of market volatility arising from borrowings and foreign currency denominated transactions. Changes in the fair value of economic hedges are recorded in earnings in the period in which the change occurs.

The expense (income) recognized in earnings related to economic hedges is as follows:

Year Ended December 31,	2013		2012		2011
	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$(1.3)		$(.3)		$.2
Interest and other expense (income), net		.3		(.5)		(2.8)
Financial Services:
Interest and other borrowing expenses	$(1.5)	(9.6)	$1.0	.6	$(4.1)	(1.2)

Total	$(1.5)	$(10.6)	$1.0	$(.2)	$(4.1)	$(3.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

P.	FAIR VALUE MEASUREMENTS

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2013. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

The fair value of U.S. government agency obligations, non-U.S. government bonds, municipal bonds, corporate bonds, asset-backed securities, commercial paper, and term deposits is determined using the market approach and is primarily based on matrix pricing as a practical expedient which does not rely exclusively on quoted prices for a specific security. Significant inputs used to determine fair value include interest rates, yield curves, credit rating of the security and other observable market information and are categorized as Level 2.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At December 31, 2013	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$216.1	$216.1
U.S. corporate securities		78.2	78.2
U.S. government and agency securities	$5.2	.3	5.5
Non-U.S. corporate securities		609.3	609.3
Non-U.S. government securities		217.5	217.5
Other debt securities		140.9	140.9

Total marketable debt securities	$5.2	$1,262.3	$1,267.5

Derivatives
Cross currency swaps		$40.9	$40.9
Interest-rate swaps		5.4	5.4
Foreign-exchange contracts		1.7	1.7

Total derivative assets		$48.0	$48.0

Liabilities:
Derivatives
Cross currency swaps		$42.1	$42.1
Interest-rate swaps		25.6	25.6
Foreign-exchange contracts		.9	.9

Total derivative liabilities		$68.6	$68.6

At December 31, 2012	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$218.6	$218.6
U.S. corporate securities		60.1	60.1
U.S. government and agency securities	$.6	.2	.8
Non-U.S. corporate securities		448.7	448.7
Non-U.S. government securities		355.0	355.0
Other debt securities		109.5	109.5

Total marketable debt securities	$.6	$1,192.1	$1,192.7

Derivatives
Cross currency swaps		$3.0	$3.0
Interest-rate swaps		1.6	1.6
Foreign-exchange contracts		.5	.5

Total derivative assets		$5.1	$5.1

Liabilities:
Derivatives
Cross currency swaps		$74.1	$74.1
Interest-rate swaps		38.2	38.2
Foreign-exchange contracts		.7	.7

Total derivative liabilities		$113.0	$113.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions, except per share data)

Fair Value Disclosure of Other Financial Instruments

For financial instruments that are not recognized at fair value, the Company uses the following methods and assumptions to determine the fair value. These instruments are categorized as Level 2, except cash which is categorized as Level 1 and fixed rate loans which are categorized as Level 3.

Cash and Cash Equivalents: Carrying amounts approximate fair value.

Financial Services Net Receivables: For floating-rate loans, wholesale financings, and operating lease and other trade receivables, carrying values approximate fair values. For fixed rate loans, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable loans. Finance lease receivables and related allowance for credit losses have been excluded from the accompanying table.

Debt: The carrying amounts of financial services commercial paper, variable rate bank loans and variable rate term notes approximate fair value. For fixed rate debt, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable debt.

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

At December 31,	2013		2012
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Assets:
Financial Services fixed rate loans	$3,592.7	$3,627.3	$3,361.7	$3,434.8

Liabilities:
Truck, Parts and Other fixed rate debt	150.0	151.1	150.0	160.6
Financial Services fixed rate debt	4,039.1	4,087.0	3,277.2	3,350.5

Q.	STOCK COMPENSATION PLANS

PACCAR has certain plans under which officers and key employees may be granted options to purchase shares of the Company’s authorized but unissued common stock under plans approved by stockholders. Non-employee directors and certain officers may be granted restricted shares of the Company’s common stock under plans approved by stockholders. Options outstanding under these plans were granted with exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Options expire no later than ten years from the grant date and generally vest after three years. Restricted stock awards generally vest over three years or earlier upon meeting certain age and service requirements.

The Company recognizes compensation cost on these options and restricted stock awards on a straight-line basis over the requisite period the employee is required to render service. The maximum number of shares of the Company’s common stock authorized for issuance under these plans is 46.7 million shares, and as of December 31, 2013, the maximum number of shares available for future grants was 16.8 million.

The estimated fair value of each option award is determined on the date of grant using the Black-Scholes-Merton option pricing model that uses assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility. The dividend yield is based on an estimated future dividend yield using projected net income for the next five years, implied dividends and Company stock price. The expected term is based on the period of time that options granted are expected to be outstanding based on historical experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions, except per share data)

	2013	2012	2011
Risk-free interest rate	.88%	.74%	2.22%
Expected volatility	44%	47%	45%
Expected dividend yield	3.3%	3.8%	2.8%
Expected term	5 years	5 years	5 years
Weighted average grant date fair value of options per share	$13.78	$12.67	$16.45

The fair value of options granted was $11.2, $12.0 and $10.9 for the years ended December 31, 2013, 2012 and 2011, respectively. The fair value of options vested during the years ended December 31, 2013, 2012 and 2011 was $8.8, $8.9 and $7.6, respectively.

A summary of activity under the Company’s stock plans is presented below:

	2013	2012	2011
Intrinsic value of options exercised	$19.6	$15.4	$13.5
Cash received from stock option exercises	31.0	13.9	10.9
Tax benefit related to stock option exercises	3.9	4.4	4.7
Stock based compensation	14.0	13.9	13.8
Tax benefit related to stock based compensation	4.9	4.8	4.8

The summary of options as of December 31, 2013 and changes during the year then ended is presented below:

	NUMBER OF SHARES	PER SHARE EXERCISE PRICE*	REMAINING CONTRACTUAL LIFE IN YEARS*	AGGREGATE INTRINSIC VALUE
Options outstanding at January 1	5,042,800	$38.56
Granted	814,300	47.81
Exercised	(952,300)	32.57
Cancelled	(159,600)	45.61

Options outstanding at December 31	4,745,200	$41.11	5.90	$85.7

Vested and expected to vest	4,562,900	$40.92	5.80	$83.3

Exercisable	2,582,200	$36.46	3.97	$58.6

*	Weighted Average

The fair value of restricted shares is determined based upon the stock price on the date of grant. The summary of nonvested restricted shares as of December 31, 2013 and changes during the year then ended is presented below:

NONVESTED SHARES	NUMBER OF SHARES	GRANT DATE FAIR VALUE*
Nonvested awards outstanding at January 1	152,100	$43.68
Granted	98,900	47.53
Vested	(82,000)	42.88
Forfeited	(2,300)	46.40

Nonvested awards outstanding at December 31	166,700	$46.32

*	Weighted Average

As of December 31, 2013, there was $9.7 of total unrecognized compensation cost related to nonvested stock options, which is recognized over a remaining weighted average vesting period of 1.47 years. Unrecognized compensation cost related to nonvested restricted stock awards of $1.1 is expected to be recognized over a remaining weighted average vesting period of 1.22 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions, except per share data)

The dilutive and antidilutive options are shown separately in the table below:

Year Ended December 31,	2013	2012	2011
Additional shares	932,000	730,000	1,082,000
Antidilutive options	873,800	2,572,000	1,244,700

A total of 187,500 performance based restricted stock awards were granted in 2008 and 2007 at a weighted average fair value of $43.61. These awards vest after five years if the Company’s earnings per share growth over the same five year period meet or exceed certain performance goals. No matching shares were granted under this program in 2013, 2012 or 2011.

The fair value of the performance based restricted stock awards were determined based on the stock price on the grant date. Compensation expense for awards with performance conditions is recorded only when it is probable that the requirements will be achieved. As of December 31, 2013, the requirements were not achieved.

R.	SEGMENT AND RELATED INFORMATION

PACCAR operates in three principal segments: Truck, Parts and Financial Services. The Company evaluates the performance of its Truck and Parts segments based on operating profits, which excludes investment income, other income and expense and income taxes. The Financial Services segment’s performance is evaluated based on income before income taxes. Geographic revenues from external customers are presented based on the country of the customer. The accounting policies of the reportable segments are the same as those applied in the consolidated financial statements as described in Note A.

Truck and Parts: The Truck segment includes the manufacture of trucks and the Parts segment includes the distribution of related aftermarket parts, both of which are sold through the same network of independent dealers. These segments derive a large proportion of their revenues and operating profits from operations in North America and Europe. The Truck segment incurs substantial costs to design, manufacture and sell trucks to its customers. The sale of new trucks provides the Parts segment with the basis for parts sales that may continue over the life of the truck, but are generally concentrated in the first five years after truck delivery. To reflect the benefit the Parts segment receives from costs incurred by the Truck segment, certain expenses are allocated from the Truck segment to the Parts segment. The expenses allocated are based on a percentage of the average annual expenses for factory overhead, engineering, research and development and SG&A expenses for the preceding five years. The allocation is based on the ratio of the average parts direct margin dollars (net sales less material and labor costs) to the total truck and parts direct margin dollars for the previous five years. The Company believes such expenses have been allocated on a reasonable basis. Truck segment assets related to the indirect expense allocation are not allocated to the Parts segment.

Financial Services: The Financial Services segment includes finance and leasing of primarily PACCAR products and services provided to truck customers and dealers. Revenues are primarily generated from operations in North America and Europe.

Other: Included in Other is the Company’s industrial winch manufacturing business. Also within this category are other sales, income and expense not attributable to a reportable segment, including a portion of corporate expense. Intercompany interest income on cash advances to the financial services companies is included in Other and was $.7, $.9 and $.6 for 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

Geographic Area Data	2013	2012	2011
Revenues:
United States	$8,147.6	$8,234.8	$7,389.8
Europe	4,967.2	4,282.3	5,104.0
Other	4,009.0	4,533.4	3,861.4

	$17,123.8	$17,050.5	$16,355.2

Property, plant and equipment, net:
United States	$1,183.1	$1,182.5	$1,059.1
The Netherlands	620.0	529.7	467.1
Other	710.2	600.7	447.1

	$2,513.3	$2,312.9	$1,973.3

Equipment on operating leases, net:
United States	$1,153.8	$1,019.7	$871.2
United Kingdom	414.9	425.3	374.8
Germany	404.1	390.8	350.6
Other	1,355.6	1,052.9	793.2

	$3,328.4	$2,888.7	$2,389.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011 (currencies in millions)

Business Segment Data	2013	2012	2011
Net sales and revenues:

Truck	$13,627.7	$13,797.1	$13,359.2
Less intersegment	(624.8)	(665.6)	(728.5)

External customers	13,002.9	13,131.5	12,630.7

Parts	2,868.3	2,712.1	2,617.1
Less intersegment	(46.1)	(44.6)	(40.1)

External customers	2,822.2	2,667.5	2,577.0

Other	123.8	152.7	118.2

	15,948.9	15,951.7	15,325.9
Financial Services	1,174.9	1,098.8	1,029.3

	$17,123.8	$17,050.5	$16,355.2

Income before income taxes:
Truck	$936.7	$920.4	$864.7
Parts	416.0	374.6	394.1
Other	(26.5)	(7.0)	(26.5)

	1,326.2	1,288.0	1,232.3
Financial Services	340.2	307.8	236.4
Investment income	28.6	33.1	38.2

	$1,695.0	$1,628.9	$1,506.9

Depreciation and amortization:
Truck	$352.9	$308.8	$311.8
Parts	5.3	5.9	6.8
Other	10.2	10.6	9.2

	368.4	325.3	327.8
Financial Services	442.3	375.6	346.0

	$810.7	$700.9	$673.8

Expenditures for long-lived assets:
Truck	$812.9	$816.0	$876.9
Parts	6.8	17.1	2.2
Other	20.8	22.8	28.2

	840.5	855.9	907.3
Financial Services	931.2	943.1	934.3

	$1,771.7	$1,799.0	$1,841.6

Segment assets:
Truck	$5,123.3	$4,530.2	$4,043.9
Parts	748.4	707.8	641.4
Other	298.5	198.4	185.3
Cash and marketable securities	2,925.2	2,395.9	2,900.7

	9,095.4	7,832.3	7,771.3
Financial Services	11,630.1	10,795.5	9,401.4

	$20,725.5	$18,627.8	$17,172.7

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of PACCAR Inc (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the Company’s internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, we concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Ernst & Young LLP, the Independent Registered Public Accounting Firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is included on page 75.

Mark C. Pigott
Chairman and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of PACCAR Inc

We have audited the accompanying consolidated balance sheets of PACCAR Inc as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PACCAR Inc at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PACCAR Inc’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

Ernst & Young LLP
(manual signature)

Seattle, Washington
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON THE COMPANY’S INTERNAL CONTROL OVER

FINANCIAL REPORTING

The Board of Directors and Stockholders of PACCAR Inc

We have audited PACCAR Inc’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). PACCAR Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PACCAR Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PACCAR Inc as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 27, 2014 expressed an unqualified opinion thereon.

Ernst & Young LLP
(manual signature)

Seattle, Washington
February 27, 2014

QUARTERLY RESULTS (UNAUDITED)

	QUARTER
				(a)
	FIRST	SECOND	THIRD	FOURTH
	(millions except per share data)
2013
Truck, Parts and Other:
Net sales and revenues	$3,631.2	$4,011.7	$4,006.6	$4,299.4
Cost of sales and revenues	3,189.3	3,494.6	3,491.1	3,725.7
Research and development	72.1	61.8	56.6	60.9
Financial Services:
Revenues	293.1	288.8	293.5	299.5
Interest and other borrowing expenses	38.9	39.4	37.9	39.7
Depreciation and other expense	144.1	138.9	140.2	148.5
Net Income	236.1	291.6	309.4	334.2
Net Income Per Share (b):
Basic	$.67	$.82	$.87	$.94
Diluted	.67	.82	.87	.94

2012
Truck, Parts and Other:
Net sales and revenues	$4,514.7	$4,191.1	$3,546.7	$3,699.2
Cost of sales and revenues	3,919.9	3,632.5	3,108.5	3,247.4
Research and development	72.3	73.8	66.8	66.4
Financial Services:
Revenues	261.4	266.1	273.5	297.8
Interest and other borrowing expenses	39.7	38.1	40.6	40.0
Depreciation and other expense	118.8	121.5	127.2	149.9
Net Income	327.3	297.2	233.6	253.5
Net Income Per Share (b):
Basic	$.92	$.83	$.66	$.72
Diluted	.91	.83	.66	.72

(a)	The fourth quarter 2012 includes the benefit of a $12.7 reduction in cost of sales related to the capitalization of new product tooling that had been expensed in the first nine months of 2012. The positive effect on net income for the fourth quarter was $9.0 ($.03 per share).

(b)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted shares outstanding and the effects of rounding for each period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting on page 74 and Report of Independent Registered Public Accounting Firm on the Company’s Internal Control over Financial Reporting on page 75 for the year ended December 31, 2013, are included in this Form 10-K.

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 401(a), (d), and (e) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 29, 2014 and is incorporated herein by reference:

Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

Item 401(b) of Regulation S-K:

Executive Officers of the registrant as of February 27, 2014:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (60)	Chairman and Chief Executive Officer since 1997. Mr. Pigott is the brother of John M. Pigott, a director of the Company.

Ronald E. Armstrong (58)	President since January 2011; Executive Vice President from August 2010 to December 2010; Senior Vice President from December 2007 to July 2010.

Daniel D. Sobic (60)	Executive Vice President since October 1, 2008.

Robert J. Christensen (57)	Executive Vice President and Chief Financial Officer since January 2013; Executive Vice President from August 2010 to December 2012; Senior Vice President from November 2008 to July 2010.

David C. Anderson (60)	Vice President and General Counsel since January 1, 2005.

Michael T. Barkley (58)	Vice President and Controller since January 1, 2007.

Robert A. Bengston (58)	Senior Vice President, Financial Services since January 2014; Vice President, Financial Services from March 2009 to December 2013; Managing Director of PACCAR Financial Europe from July 2004 to February 2009.

Jack K. LeVier (54)	Vice President, Human Resources since June 2007.

Samuel M. Means III (73)	Vice President since January 2011; Director General Mexico from January 1993 to December 2010.

T. Kyle Quinn (52)	Senior Vice President and Chief Information Officer since January 2014; Vice President and Chief Information Officer from January 2010 to December 2013; General Manager and Chief Information Officer from September 2008 to December 2009.

Harrie C.A.M. Schippers (51)	Vice President of PACCAR and President of DAF Trucks N.V. since April 2010; Finance Director, DAF Trucks N.V. from August 2003 to March 2010.

Officers are elected annually but may be appointed or removed on interim dates.

Item 405 of Regulation S-K:

The information required by this item is included in the proxy statement for the annual stockholders meeting of April 29, 2014 and is incorporated herein by reference.

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

Item 407(d)(4) and 407(d)(5) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 29, 2014 and is incorporated herein by reference:

•	Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”

•	Identification of audit committee financial experts is included under the caption “AUDIT COMMITTEE REPORT.”

ITEM 11.	EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 29, 2014 and is incorporated herein by reference:

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

Stock ownership information is included under the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “STOCK OWNERSHIP OF OFFICERS AND DIRECTORS” in the proxy statement for the annual stockholders meeting of April 29, 2014 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 5 of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 2013.

Information concerning director independence is included under the caption “BOARD GOVERNANCE” in the proxy statement for the annual stockholders meeting of April 29, 2014 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal accountant fees and services information is included under the caption “INDEPENDENT AUDITORS” in the proxy statement for the annual stockholders meeting of April 29, 2014 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1)	Listing of financial statements

The following consolidated financial statements of PACCAR Inc, are included in Item 8:

Consolidated Statements of Income — Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2013, 2012 and 2011

Consolidated Balance Sheets — December 31, 2013 and 2012

Consolidated Statements of Cash Flows — Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements — December 31, 2013, 2012 and 2011

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(3) Listing of Exhibits (in order of assigned index numbers):

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3) (i)	Articles of Incorporation:

	(a) Restated Certificate of Incorporation of PACCAR Inc	8-K	September 19, 2005	99.3	001-14817

	(b) Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008	10-Q	May 2, 2008	3(b)	001-14817

(ii)	Bylaws:

	(a) Second Amended and Restated Bylaws of PACCAR Inc	8-K	July 13, 2012	3(ii)	001-14817

	(b) Third Amended and Restated Bylaws of PACCAR Inc	8-K	December 13, 2013	3(ii)	001-14817

(4)	Instruments defining the rights of security holders, including indentures:

	(a) Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(b) Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c) Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d) Form of InterNotes, Series B (PACCAR Financial Corp.)	S-3	November 7, 2012	4.4	333-184808

	(e) Indenture for Senior Debt Securities dated as of November 18, 2008 between PACCAR Inc and Wilmington Trust Company	S-3	November 18, 2008	4.1	333-155429

	(f) Forms of Medium-Term Note, Series A	S-3	November 18, 2008	4.2A and 4.2B	333-155429

	(g) Indenture for Senior Debt Securities dated as of December 19, 2011 between PACCAR Inc and The Bank of New York Mellon Trust Company, N.A.	S-3	December 19, 2011	4.1	333-178607

	(h) Forms of Medium-Term Note, Series B (Fixed- and Floating-Rate)	S-3	December 19, 2011	4.2A and 4.2B	333-178607

	(i) Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V.	10-Q	November 7, 2013	4(i)	001-14817

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

(u)     Second Amendment to Memorandum of Understanding dated as of September 26, 2013, by and among PACCAR Engine Company, the Mississippi Development Authority and the Mississippi Major Economic Impact Authority

		10-Q	November 7, 2013	10(u)	001-14817

(12)		Statements Re: Computation of Ratios*:

(a) Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2009 - 2013*

(21)		Subsidiaries of the registrant*

(23)		Consent of independent registered public accounting firm*

(24)		Power of attorney – Powers of attorney of certain directors*

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

(a) Certification of Principal Executive Officer*

(b) Certification of Principal Financial Officer*

(32)		Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		XBRL Instance Document*

(101.SCH)		XBRL Taxonomy Extension Schema Document*

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith

(b)	Exhibits (Exhibits filed with the Securities and Exchange Commission are not included herein. Copies of exhibits will be furnished to stockholders at a cost of 25¢ per page upon written request addressed to Corporate Secretary, PACCAR Inc, P.O. Box 1518, Bellevue, Washington 98009.)

(c)	Financial Statement Schedules – All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACCAR Inc
Registrant

Date: February 27, 2014	/s/ M. C. Pigott
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