Form 10-Q
period 2014-03-31
PACCAR INC
filed 2014-05-07
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Common Stock, $1 par value – 354,697,430 shares as of April 30, 2014

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I - FINANCIAL INFORMATION

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended March 31
	2014	2013
TRUCK, PARTS AND OTHER:
Net sales and revenues	$4,086.2	$3,631.2

Cost of sales and revenues	3,595.5	3,189.3
Research and development	52.7	72.1
Selling, general and administrative	121.4	117.7
Interest and other expense, net	1.4	1.5

	3,771.0	3,380.6

Truck, Parts and Other Income Before Income Taxes	315.2	250.6

FINANCIAL SERVICES:
Interest and fees	112.9	113.8
Operating lease, rental and other revenues	180.8	179.3

Revenues	293.7	293.1

Interest and other borrowing expenses	36.6	38.9
Depreciation and other expense	144.3	144.1
Selling, general and administrative	23.6	23.5
Provision for losses on receivables	3.7	6.5

	208.2	213.0

Financial Services Income Before Income Taxes	85.5	80.1

Investment income	5.8	6.5

Total Income Before Income Taxes	406.5	337.2

Income taxes	132.6	101.1

Net Income	$273.9	$236.1

Net Income Per Share:
Basic	$.77	$.67
Diluted	$.77	$.67

Weighted Average Number of Common Shares Outstanding:
Basic	354.9	354.0
Diluted	356.0	354.8

Dividends declared per share	$.20	$.20

Comprehensive Income	$279.2	$156.6

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	March 31 2014	December 31 2013*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$1,211.2	$1,657.7
Trade and other receivables, net	1,186.9	1,019.6
Marketable debt securities	1,250.4	1,267.5
Inventories, net	958.0	813.6
Other current assets	312.4	308.1

Total Truck, Parts and Other Current Assets	4,918.9	5,066.5

Equipment on operating leases, net	995.2	1,038.3
Property, plant and equipment, net	2,508.6	2,513.3
Other noncurrent assets, net	518.4	477.3

Total Truck, Parts and Other Assets	8,941.1	9,095.4

FINANCIAL SERVICES:
Cash and cash equivalents	78.7	92.4
Finance and other receivables, net	8,863.6	8,812.1
Equipment on operating leases, net	2,253.0	2,290.1
Other assets	461.2	435.5

Total Financial Services Assets	11,656.5	11,630.1

	$20,597.6	$20,725.5

*	The December 31, 2013 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	March 31 2014	December 31 2013*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,411.4	$2,155.0
Dividend payable		318.8
Current portion of long-term debt		150.0

Total Truck, Parts and Other Current Liabilities	2,411.4	2,623.8

Residual value guarantees and deferred revenues	1,047.6	1,093.8
Other liabilities	758.6	734.4

Total Truck, Parts and Other Liabilities	4,217.6	4,452.0

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	348.6	391.7
Commercial paper and bank loans	2,871.9	2,508.9
Term notes	5,368.0	5,765.3
Deferred taxes and other liabilities	928.0	973.3

Total Financial Services Liabilities	9,516.5	9,639.2

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 1.2 billion shares, issued 354.7 and 354.3 million shares	354.7	354.3
Additional paid-in capital	126.7	106.2
Retained earnings	6,368.1	6,165.1
Accumulated other comprehensive income	14.0	8.7

Total Stockholders’ Equity	6,863.5	6,634.3

	$20,597.6	$20,725.5

*	The December 31, 2013 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Three Months Ended March 31
	2014	2013
OPERATING ACTIVITIES:
Net income	$273.9	$236.1
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	65.2	45.0
Equipment on operating leases and other	154.6	139.7
Provision for losses on financial services receivables	3.7	6.5
Other, net	(23.1)	10.9
Change in operating assets and liabilities:
Trade and other receivables	(160.9)	(213.9)
Wholesale receivables on new trucks	(58.1)	(14.4)
Sales-type finance leases and dealer direct loans on new trucks	21.5	14.9
Inventories	(143.2)	(47.8)
Accounts payable and accrued expenses	179.6	220.6
Income taxes, warranty and other	(27.5)	(13.6)

Net Cash Provided by Operating Activities	285.7	384.0

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(662.7)	(630.0)
Collections on retail loans and direct financing leases	660.9	604.3
Net (increase) decrease in wholesale receivables on used equipment	(6.8)	10.3
Purchases of marketable securities	(308.9)	(189.1)
Proceeds from sales and maturities of marketable securities	321.7	170.1
Payments for property, plant and equipment	(80.3)	(138.4)
Acquisitions of equipment for operating leases	(182.9)	(251.5)
Proceeds from asset disposals	83.4	82.8

Net Cash Used in Investing Activities	(175.6)	(341.5)

FINANCING ACTIVITIES:
Payments of cash dividends	(389.7)	(70.7)
Proceeds from stock compensation transactions	11.6	7.6
Net increase (decrease) in commercial paper and short-term bank loans	348.7	(458.9)
Proceeds from long-term debt	11.3	500.0
Payments of long-term debt	(550.0)	(15.4)

Net Cash Used in Financing Activities	(568.1)	(37.4)
Effect of exchange rate changes on cash	(2.2)	(16.1)

Net Decrease in Cash and Cash Equivalents	(460.2)	(11.0)
Cash and cash equivalents at beginning of period	1,750.1	1,272.4

Cash and cash equivalents at end of period	$1,289.9	$1,261.4

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10-K for the year ended December 31, 2013.

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

Three Months Ended March 31,	2014	2013
Additional shares	1,102,600	800,600
Antidilutive options	656,200	2,306,800

New Accounting Pronouncements: In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if available under the applicable tax jurisdiction. The ASU was effective for annual periods beginning after December 15, 2013 and interim periods within those annual periods. The Company adopted ASU 2013-11 in the first quarter of 2014; the implementation of this amendment did not have a material impact on the Company’s consolidated financial statements.

NOTE B - Investments in Marketable Debt Securities

The Company’s investments in marketable debt securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (AOCI).

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

Marketable debt securities at March 31, 2014 and December 31, 2013 consisted of the following:

At March 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$218.0	$1.2	$.1	$219.1
U.S. corporate securities	56.5	.1		56.6
U.S. government and agency securities	5.5			5.5
Non-U.S. corporate securities	683.5	2.0	.1	685.4
Non-U.S. government securities	183.5	.9	.3	184.1
Other debt securities	99.6	.1		99.7

	$1,246.6	$4.3	$.5	$1,250.4

At December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$214.9	$1.2		$216.1
U.S. corporate securities	78.2	.1	$.1	78.2
U.S. government and agency securities	5.5			5.5
Non-U.S. corporate securities	608.5	1.2	.4	609.3
Non-U.S. government securities	217.3	.7	.5	217.5
Other debt securities	140.5	.4		140.9

	$1,264.9	$3.6	$1.0	$1,267.5

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.4 and $.1 for the three months ended March 31, 2014 and 2013, respectively, and gross realized losses were $.1 for both the three month periods ended March 31, 2014 and 2013.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	March 31, 2014		December 31, 2013
	Less than Twelve Months	Twelve Months or Greater	Less than Twelve Months	Twelve Months or Greater

Fair value	$247.9		$388.3	$28.4
Unrealized losses	.5		.9	.1

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Contractual maturities on marketable debt securities at March 31, 2014 were as follows:

Maturities:	Amortized Cost	Fair Value
Within one year	$486.8	$487.3
One to five years	759.5	762.8
Six to ten years	.3	.3

	$1,246.6	$1,250.4

NOTE C - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last-in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	March 31 2014	December 31 2013
Finished products	$592.2	$440.6
Work in process and raw materials	538.6	545.2

	1,130.8	985.8
Less LIFO reserve	(172.8)	(172.2)

	$958.0	$813.6

Under the LIFO method of accounting (used for approximately 40% of March 31, 2014 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D - Finance and Other Receivables

Finance and other receivables include the following:

	March 31 2014	December 31 2013
Loans	$3,989.4	$3,977.4
Direct financing leases	2,709.4	2,680.8
Sales-type finance leases	874.6	921.1
Dealer wholesale financing	1,679.2	1,616.5
Operating lease and other trade receivables	112.8	121.3
Unearned interest: Finance leases	(371.5)	(375.7)

	$8,993.9	$8,941.4
Less allowance for losses:
Loans and leases	(111.6)	(110.9)
Dealer wholesale financing	(10.8)	(10.4)
Operating lease and other trade receivables	(7.9)	(8.0)

	$8,863.6	$8,812.1

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2014 or December 31, 2013. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately three months in 2014 and six months in 2013 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2014 and December 31, 2013.

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

Impaired receivables are generally considered collateral dependent. Large balance retail and all wholesale impaired receivables are individually evaluated to determine the appropriate reserve for losses. The determination of reserves for large balance impaired receivables considers the fair value of the associated collateral. When the underlying collateral fair value exceeds the Company’s recorded investment, no reserve is recorded. Small balance impaired receivables with similar risk characteristics are evaluated as a separate pool to determine the appropriate reserve for losses using the historical loss information discussed below.

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

The allowance for credit losses is summarized as follows:

	2014
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$10.4	$13.4	$97.5	$8.0	$129.3
Provision for losses	.4	(.4)	2.9	.8	3.7
Charge-offs			(3.5)	(1.1)	(4.6)
Recoveries			1.7	.2	1.9
Currency translation and other		(.1)	.1

Balance at March 31	$10.8	$12.9	$98.7	$7.9	$130.3

	2013
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$11.8	$13.4	$99.2	$5.6	$130.0
Provision for losses	.3	(.8)	5.5	1.5	6.5
Charge-offs	(.1)		(4.6)	(.4)	(5.1)
Recoveries			1.4	.2	1.6
Currency translation and other	(.2)	(.1)	.4	(.2)	(.1)

Balance at March 31	$11.8	$12.5	$101.9	$6.7	$132.9

*	Operating lease and other trade receivables.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	Dealer		Customer
At March 31, 2014	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$6.5		$39.7	$46.2
Allowance for impaired finance receivables determined individually	1.3		4.6	5.9
Recorded investment for finance receivables evaluated collectively	1,672.7	$1,464.3	5,697.9	8,834.9
Allowance for finance receivables determined collectively	9.5	12.9	94.1	116.5

	Dealer		Customer
At December 31, 2013	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$8.5		$42.1	$50.6
Allowance for impaired finance receivables determined individually	1.4		5.9	7.3
Recorded investment for finance receivables evaluated collectively	1,608.0	$1,525.6	5,635.9	8,769.5
Allowance for finance receivables determined collectively	9.0	13.4	91.6	114.0

The recorded investment for finance receivables that are on non-accrual status is as follows:

	March 31 2014	December 31 2013
Dealer:
Wholesale	$5.6	$8.0
Customer retail:
Fleet	25.8	30.5
Owner/operator	6.2	8.6

	$37.6	$47.1

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Impaired Loans

Impaired loans with no specific reserves were $8.1 and $10.7 at March 31, 2014 and December 31, 2013, respectively. Impaired loans with a specific reserve are summarized below for which the impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of March 31, 2014 and December 31, 2013 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
At March 31, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve	$6.5		$12.5	$2.9	$21.9
Associated allowance	(1.3)		(1.9)	(.6)	(3.8)

Net carrying amount of impaired loans	$5.2		$10.6	$2.3	$18.1

Average recorded investment*	$6.2		$27.7	$4.3	$38.2

*	Represents the average during the 12 months ended March 31, 2014.

	Dealer		Customer Retail
At December 31, 2013	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve	$8.5		$10.8	$3.1	$22.4
Associated allowance	(1.4)		(2.1)	(.6)	(4.1)

Net carrying amount of impaired loans	$7.1		$8.7	$2.5	$18.3

Average recorded investment*	$6.3		$39.3	$8.1	$53.7

*	Represents the average during the 12 months ended March 31, 2013.

During the period the loans above were considered impaired, interest income recognized on a cash basis is as follows:

Three Months Ended March 31,	2014	2013
Interest income recognized:
Dealer wholesale	$.1	$.4
Customer retail - fleet	.3
Customer retail - owner/operator	.1	.2

	$.5	$.6

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

	Dealer		Customer Retail
At March 31, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$1,646.9	$1,463.3	$4,479.2	$1,192.3	$8,781.7
Watch	25.8	1.0	15.7	10.7	53.2
At-risk	6.5		32.2	7.5	46.2

	$1,679.2	$1,464.3	$4,527.1	$1,210.5	$8,881.1

	Dealer		Customer Retail
At December 31, 2013	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$1,576.9	$1,520.1	$4,396.5	$1,219.5	$8,713.0
Watch	31.1	5.5	12.7	7.2	56.5
At-risk	8.5		33.3	8.8	50.6

	$1,616.5	$1,525.6	$4,442.5	$1,235.5	$8,820.1

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
At March 31, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$1,676.2	$1,464.3	$4,497.2	$1,194.8	$8,832.5
31 – 60 days past due	.8		11.1	8.5	20.4
Greater than 60 days past due	2.2		18.8	7.2	28.2

	$1,679.2	$1,464.3	$4,527.1	$1,210.5	$8,881.1

	Dealer		Customer Retail
At December 31, 2013	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$1,611.7	$1,525.6	$4,417.5	$1,221.4	$8,776.2
31 – 60 days past due	1.7		9.2	6.3	17.2
Greater than 60 days past due	3.1		15.8	7.8	26.7

	$1,616.5	$1,525.6	$4,442.5	$1,235.5	$8,820.1

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Troubled Debt Restructurings

The balance of TDRs was $28.0 and $27.6 at March 31, 2014 and December 31, 2013, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

Three Months Ended March 31,	2014		2013
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$4.9	$4.9	$4.2	$4.1
Owner/operator	1.0	1.0	.5	.5

	$5.9	$5.9	$4.7	$4.6

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2014 and 2013.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the period by portfolio class are as follows:

Three Months Ended March 31,	2014	2013
Fleet	$.2	$.5
Owner/operator	.1	.1

	$.3	$.6

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at March 31, 2014 and 2013.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Financial Services other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at March 31, 2014 and December 31, 2013 was $16.8 and $13.7, respectively. Proceeds from the sales of repossessed assets were $12.7 and $20.3 for the three months ended March 31, 2014 and 2013, respectively. These amounts are included in proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expense on the Consolidated Statements of Comprehensive Income.

NOTE E - Product Support Liabilities

Product support liabilities are estimated future payments related to product warranties, optional extended warranties and repair and maintenance (R&M) contracts. The Company generally offers one year warranties covering most of its vehicles and related aftermarket parts. For vehicles equipped with engines manufactured by PACCAR, the Company generally offers two year warranties on the engine. Specific terms and conditions vary depending on the product and the country of sale. Optional extended warranty and R&M contracts can be purchased for periods which generally range up to five years. Warranty expenses and reserves are estimated and recorded at the time products or contracts are sold based on historical data regarding the source, frequency and cost of claims, net of any recoveries. The Company periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience. Revenue from extended warranty and R&M contracts is deferred and recognized to income generally on a straight-line basis over the contract period. Warranty and R&M costs on these contracts are recognized as incurred.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Changes in product support liabilities are summarized as follows:

	2014	2013
Balance at January 1	$630.5	$540.7
Cost accruals and revenue deferrals	130.8	68.6
Payments and revenue recognized	(74.8)	(58.5)
Currency translation	1.5	(10.9)

Balance at March 31	$688.0	$539.9

NOTE F – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income were as follows:

Three Months Ended March 31,	2014	2013
Net income	$273.9	$236.1
Other comprehensive income (loss) (OCI):
Unrealized gains on derivative contracts	1.7	3.2
Tax effect	(.6)	(1.1)

	1.1	2.1

Unrealized gains (losses) on marketable debt securities	1.2	(.3)
Tax effect	(.2)	.1

	1.0	(.2)

Pension plans	6.4	21.3
Tax effect	(2.1)	(6.7)

	4.3	14.6

Foreign currency translation losses	(1.1)	(96.0)

Net other comprehensive income (loss)	5.3	(79.5)

Comprehensive income	$279.2	$156.6

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income

The components of AOCI as of March 31, 2014 and December 31, 2013 and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets, consisted of the following:

	Unrealized Gains and (Losses) on Derivative Contracts	Unrealized Gains on Marketable Debt Securities	Pension Plans	Foreign Currency Translation	Total
Balance at December 31, 2013	$(15.1)	$1.7	$(262.2)	$284.3	$8.7
Recorded into AOCI	6.1	.7	.6	(1.1)	6.3
Reclassified out of AOCI	(5.0)	.3	3.7		(1.0)

Net other comprehensive income (loss)	1.1	1.0	4.3	(1.1)	5.3

Balance at March 31, 2014	$(14.0)	$2.7	$(257.9)	$283.2	$14.0

	Unrealized Gains and (Losses) on Derivative Contracts	Unrealized Gains and (Losses) on Marketable Debt Securities	Pension Plans	Foreign Currency Translation	Total
Balance at December 31, 2012	$(27.2)	$6.6	$(496.5)	$357.6	$(159.5)
Recorded into AOCI	14.9	(.2)	7.3	(96.0)	(74.0)
Reclassified out of AOCI	(12.8)		7.3		(5.5)

Net other comprehensive income (loss)	2.1	(.2)	14.6	(96.0)	(79.5)

Balance at March 31, 2013	$(25.1)	$6.4	$(481.9)	$261.6	$(239.0)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the three months ended March 31, 2014 are as follows:

AOCI Components	Line Item in the Consolidated Statement of Comprehensive Income	Amount Reclassified Out of AOCI
Unrealized gains and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Cost of sales and revenues	$.1
	Interest and other expense, net	(.1)

Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(6.9)

	Pre-tax expense reduction	(6.9)
	Tax expense	1.9

	After-tax expense reduction	(5.0)

Unrealized gains and losses on marketable debt securities:
Marketable debt securities	Investment income	.4
	Tax expense	(.1)

	After-tax income increase	.3

Pension plans:
Truck, Parts and Other
Prior service costs	Cost of sales and revenues $.2, SG&A $.1	.3
Actuarial loss	Cost of sales and revenues $2.7, SG&A $2.2	4.9

Financial Services
Actuarial loss	SG&A	.3

	Pre-tax expense increase	5.5
	Tax benefit	(1.8)

	After-tax expense increase	3.7

Total reclassifications out of AOCI		$(1.0)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the three months ended March 31, 2013 are as follows:

AOCI Components	Line Item in the Consolidated Statement of Comprehensive Income	Amount Reclassified Out of AOCI
Unrealized gains and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Cost of sales and revenues	$(2.3)
	Interest and other expense, net	(.2)

Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(15.6)

	Pre-tax expense reduction	(18.1)
	Tax expense	5.3

	After-tax expense reduction	(12.8)

Pension plans:
Truck, Parts and Other
Prior service costs	Cost of sales and revenues	.3
Actuarial loss	Cost of sales and revenues $5.7, SG&A $4.8	10.5

Financial Services
Actuarial loss	SG&A	.4

	Pre-tax expense increase	11.2
	Tax benefit	(3.9)

	After-tax expense increase	7.3

Total reclassifications out of AOCI		$(5.5)

Stock Compensation Plans

Stock-based compensation expense was $7.5 and $5.8 for the three months ended March 31, 2014 and 2013, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $1.3 and $.7 for the three months ended March 31, 2014 and 2013, respectively, and have been classified as a financing cash flow.

During the first quarter of 2014, the Company issued 406,457 common shares under deferred and stock compensation arrangements.

NOTE G - Income Taxes

The effective income tax rate in the first quarter of 2014 of 32.6% increased from 30.0% in the first quarter of 2013. The increase in the effective tax rate was primarily due to the impact of U.S. tax law changes enacted on January 2, 2013 that had a favorable tax effect for R&D and undistributed foreign finance income in the first quarter of 2013. In addition, there was a higher proportion of income generated in higher taxed jurisdictions in 2014 as compared to 2013.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE H - Segment Information

PACCAR operates in three principal segments: Truck, Parts and Financial Services.

Three Months Ended March 31,	2014	2013
Net sales and revenues:
Truck	$3,488.6	$3,075.8
Less intersegment	(159.4)	(142.5)

External customers	3,329.2	2,933.3

Parts	737.2	678.4
Less intersegment	(10.6)	(11.0)

External customers	726.6	667.4

Other	30.4	30.5

	4,086.2	3,631.2
Financial Services	293.7	293.1

	$4,379.9	$3,924.3

Income (loss) before income taxes:
Truck	$212.3	$165.0
Parts	112.1	95.3
Other	(9.2)	(9.7)

	315.2	250.6
Financial Services	85.5	80.1
Investment income	5.8	6.5

	$406.5	$337.2

Depreciation and amortization:
Truck	$99.7	$77.7
Parts	1.4	1.3
Other	2.6	2.5

	103.7	81.5
Financial Services	116.1	103.2

	$219.8	$184.7

Truck and Parts

The Truck segment includes the manufacture of trucks and the Parts segment includes the distribution of related aftermarket parts, both of which are sold through the same network of independent dealers. These segments derive a large proportion of their revenues and operating profits from operations in North America and Europe. The Truck segment incurs substantial costs to design, manufacture and sell trucks to its customers. The sale of new trucks provides the Parts segment with the basis for parts sales that may continue over the life of the truck, but are generally concentrated in the first five years after truck delivery. To reflect the benefit the Parts segment receives from costs incurred by the Truck segment, certain expenses are allocated from the Truck segment to the Parts segment. The expenses allocated are based on a percentage of the average annual expenses for factory overhead, engineering, research and development (R&D) and selling, general and administrative (SG&A) expenses for the preceding five years. The allocation is based on the ratio of the average parts direct margin dollars (net sales less material and labor costs) to the total truck and parts direct margin dollars

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

for the previous five years. The Company believes such expenses have been allocated on a reasonable basis. Truck segment assets related to the indirect expense allocation are not allocated to the Parts segment.

Financial Services

The Financial Services segment includes finance and leasing of primarily PACCAR products and services provided to truck customers and dealers. Revenues are primarily generated from operations in North America and Europe.

Other

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

NOTE I - Derivative Financial Instruments

As part of its risk management strategy, the Company enters into derivative contracts to hedge against interest rates and foreign currency risk. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. All of the Company’s interest-rate and certain foreign exchange contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at March 31, 2014.

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

At March 31, 2014, the notional amount of the Company’s interest-rate contracts was $3,923.7. Notional maturities for all interest-rate contracts are $986.8 for the remainder of 2014, $1,399.6 for 2015, $1,047.9 for 2016, $219.6 for 2017, $231.0 for 2018 and $38.8 thereafter. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At March 31, 2014, the notional amount of the outstanding foreign-exchange contracts was $341.0. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification and fair value of derivative financial instruments:

	March 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$47.5		$46.3
Deferred taxes and other liabilities		$49.6		$67.7
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	.1
Accounts payable, accrued expenses and other		.6		.6

Total	$47.6	$50.2	$46.3	$68.3

Economic hedges:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.1		$.6
Accounts payable, accrued expenses and other		$.6		$.2
Financial Services:
Other assets	.1		1.1
Deferred taxes and other liabilities		2.1		.1

Total	$.2	$2.7	$1.7	$.3

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following tables present the balance sheet classification of the gross and pro forma net amounts of derivative financial instruments:

As of March 31, 2014	Gross Amount Recognized in Balance Sheet	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Assets:
Truck, Parts and Other
Foreign-exchange contracts	$.2	$(.2)
Financial Services
Interest-rate contracts	47.5	(11.5)	$36.0
Foreign-exchange contracts	.1		.1

Total derivative assets	$47.8	$(11.7)	$36.1

Liabilities:
Truck, Parts and Other
Foreign-exchange contracts	$1.2	$(.2)	$1.0
Financial Services
Interest-rate contracts	49.6	(11.5)	38.1
Foreign-exchange contracts	2.1		2.1

Total derivative liabilities	$52.9	$(11.7)	$41.2

As of December 31, 2013	Gross Amount Recognized in Balance Sheet	Amount Not Offset in Financial Instruments	Pro Forma Net Amount
Assets:
Truck, Parts and Other
Foreign-exchange contracts	$.6	$(.2)	$.4
Financial Services
Interest-rate contracts	46.3	(16.1)	30.2
Foreign-exchange contracts	1.1		1.1

Total derivative assets	$48.0	$(16.3)	$31.7

Liabilities:
Truck, Parts and Other
Foreign-exchange contracts	$.8	$(.2)	$.6
Financial Services
Interest-rate contracts	67.7	(16.1)	51.6
Foreign-exchange contracts	.1		.1

Total derivative liabilities	$68.6	$(16.3)	$52.3

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Three Months Ended March 31,	2014	2013
Interest-rate swaps	$.1	$.2
Term notes	(1.1)	(1.4)

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI to the extent such hedges are considered effective. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.9 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to cost of sales or to Financial Services interest expense, consistent with the hedged transaction. For the three months ended March 31, 2014 and 2013, the Company recognized gains on the ineffective portions of nil and $.1, respectively.

The following table presents the pre-tax effects of derivative instruments recognized in OCI:

Three Months Ended March 31,	2014		2013
	Interest- Rate Contracts	Foreign- Exchange Contracts	Interest- Rate Contracts	Foreign- Exchange Contracts
Gain (loss) recognized in other comprehensive income:
Truck, Parts and Other		$.2		$1.6
Financial Services	$8.4		$19.7

Total	$8.4	$.2	$19.7	$1.6

Expense (income) reclassified out of AOCI into income:

Three Months Ended March 31,	2014		2013
	Interest- Rate Contracts	Foreign- Exchange Contracts	Interest- Rate Contracts	Foreign- Exchange Contracts
Truck, Parts and Other:
Cost of sales and revenues		$.1		$(2.3)
Interest and other expense, net		(.1)		(.2)
Financial Services:
Interest and other borrowing expenses	$(6.9)		$(15.6)

Total	$(6.9)		$(15.6)	$(2.5)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amount of loss recorded in AOCI at March 31, 2014 that is estimated to be reclassified to interest expense or cost of sales in the following 12 months if interest rates and exchange rates remain unchanged is approximately $21.8, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

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

The expense (income) recognized in earnings related to economic hedges is as follows:

Three Months Ended March 31,	2014		2013
	Interest- Rate Contracts	Foreign- Exchange Contracts	Interest- Rate Contracts	Foreign- Exchange Contracts
Truck, Parts and Other:
Cost of sales and revenues		$.2		$(.1)
Interest and other expense, net		(.9)		1.7
Financial Services:
Interest and other borrowing expenses		.5	$(1.3)	.3

Total		$(.2)	$(1.3)	$1.9

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2014. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At March 31, 2014	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$219.1	$219.1
U.S. corporate securities		56.6	56.6
U.S. government and agency securities	$5.3	.2	5.5
Non-U.S. corporate securities		685.4	685.4
Non-U.S. government securities		184.1	184.1
Other debt securities		99.7	99.7

Total marketable debt securities	$5.3	$1,245.1	$1,250.4

Derivatives
Cross currency swaps		$39.5	$39.5
Interest-rate swaps		8.0	8.0
Foreign-exchange contracts		.3	.3

Total derivative assets		$47.8	$47.8

Liabilities:
Derivatives
Cross currency swaps		$22.8	$22.8
Interest-rate swaps		26.8	26.8
Foreign-exchange contracts		3.3	3.3

Total derivative liabilities		$52.9	$52.9

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2013	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$216.1	$216.1
U.S. corporate securities		78.2	78.2
U.S. government and agency securities	$5.2	.3	5.5
Non-U.S. corporate securities		609.3	609.3
Non-U.S. government securities		217.5	217.5
Other debt securities		140.9	140.9

Total marketable debt securities	$5.2	$1,262.3	$1,267.5

Derivatives
Cross currency swaps		$40.9	$40.9
Interest-rate swaps		5.4	5.4
Foreign-exchange contracts		1.7	1.7

Total derivative assets		$48.0	$48.0

Liabilities:
Derivatives
Cross currency swaps		$42.1	$42.1
Interest-rate swaps		25.6	25.6
Foreign-exchange contracts		.9	.9

Total derivative liabilities		$68.6	$68.6

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

Debt: The carrying amounts of financial services commercial paper, variable rate bank loans and variable-rate term notes approximate fair value. For fixed rate debt, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable debt.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Financial Services fixed rate loans	$3,622.1	$3,666.1	$3,592.7	$3,627.3

Liabilities:
Truck, Parts and Other fixed rate debt			150.0	151.1
Financial Services fixed rate debt	3,690.8	3,731.1	4,039.1	4,087.0

NOTE K - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

Three Months Ended March 31,	2014	2013
Service cost	$17.0	$18.9
Interest on projected benefit obligation	23.0	20.3
Expected return on assets	(32.0)	(29.9)
Amortization of prior service costs	.3	.3
Recognized actuarial loss	5.2	10.9

Net pension expense	$13.5	$20.5

During the three months ended March 31, 2014 and 2013, the Company contributed $4.2 and $3.4 to its pension plans, respectively.

PACCAR Inc – Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consolidated net sales and revenues in the first quarter of 2014 increased to $4.38 billion from $3.92 billion in the first quarter of 2013. Truck unit sales increased in the first quarter of 2014 to 31,800 units from 30,600 units in the same period of 2013 reflecting stronger industry truck sales in North America. The Company’s worldwide parts net sales and revenues increased to $726.6 million in the first quarter of 2014 from $667.4 million for the same period last year, primarily due to higher aftermarket demand in the U.S. and Canada and Europe. Financial Services revenues of $293.7 million in the first quarter of 2014 were comparable to $293.1 million in the first quarter of 2013.

Net income in the first quarter of 2014 increased to $273.9 million ($.77 per diluted share) from $236.1 million ($.67 per diluted share) in the first quarter of 2013. The first quarter 2014 results reflect higher Truck and Parts segment sales and good Financial Services results.

In the first quarter of 2014, the Company repaid $150.0 million of manufacturing debt and, as a result, had no manufacturing debt as of March 31, 2014.

In the first quarter of 2014, the Company’s research and development (R&D) expenses were $52.7 million compared to $72.1 million in the first quarter of 2013. R&D declined as new truck models and engines began production. R&D is focused on engine and new vehicle development.

Truck and Parts Outlook

Truck industry retail sales in the U.S. and Canada in 2014 are expected to be 220,000-240,000 units compared to 212,200 units in 2013 driven primarily by ongoing replacement of the aging truck population and improving construction and automotive sectors. The truck market in 2014 may also benefit from some expansion of industry fleet capacity, reflecting improved freight demand. In Europe, the 2014 truck industry registrations for over 16-tonne vehicles are expected to be 200,000-230,000 units, compared to 240,800 units in 2013.

In 2014, Parts industry aftermarket sales are expected to increase 3-7%, reflecting modest economic growth in the U.S. and Canada and Europe.

Capital investments in 2014 are expected to be $300 to $350 million, focused on enhanced powertrain development and increased operating efficiency for the assembly facilities. R&D in 2014 is expected to be $200 to $250 million.

Financial Services Outlook

Average earning assets in 2014 are expected to increase approximately 5% reflecting higher Financial Services asset level at the start of the year. Current levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, past due accounts, truck repossessions and credit losses would likely increase from the current low levels.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

PACCAR Inc – Form 10-Q

RESULTS OF OPERATIONS:

($ in millions, except per share amounts) Three Months Ended March 31,	2014	2013
Net sales and revenues:
Truck	$3,329.2	$2,933.3
Parts	726.6	667.4
Other	30.4	30.5

Truck, Parts and Other	4,086.2	3,631.2
Financial Services	293.7	293.1

	$4,379.9	$3,924.3

Income (loss) before income taxes:
Truck	$212.3	$165.0
Parts	112.1	95.3
Other	(9.2)	(9.7)

Truck, Parts and Other	315.2	250.6
Financial Services	85.5	80.1
Investment income	5.8	6.5
Income taxes	(132.6)	(101.1)

Net income	$273.9	$236.1

Diluted earnings per share	$.77	$.67

Return on revenues	6.3%	6.0%

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

2014 Compared to 2013:

Truck

The Company’s Truck segment accounted for 76.0% of revenues in the first quarter of 2014 compared to 74.7% in the first quarter of 2013.

($ in millions) Three Months Ended March 31,	2014	2013	% Change
Truck net sales and revenues:
U.S. and Canada	$1,959.1	$1,610.2	22
Europe	962.6	851.4	13
Mexico, South America, Australia and other	407.5	471.7	(14)

	$3,329.2	$2,933.3	13

Truck income before income taxes	$212.3	$165.0	29

Pre-tax return on revenues	6.4%	5.6%

The Company’s worldwide truck net sales and revenues in the first quarter of 2014 of $3.33 billion increased from the first quarter of 2013 primarily due to higher truck deliveries in the U.S., higher price realization in Europe related to higher content Euro 6 emission vehicles, partially offset by lower truck deliveries in Mexico, Australia and Europe.

PACCAR Inc – Form 10-Q

For the first quarter of 2014, Truck segment income before income taxes and pre-tax return on revenues reflects higher truck unit deliveries in the U.S. and lower R&D spending, partially offset by lower deliveries in all foreign markets.

The Company’s new truck deliveries are summarized below:

Three Months Ended March 31,	2014	2013	% Change
U.S.	16,100	12,700	27
Canada	2,500	2,700	(7)

U.S. and Canada	18,600	15,400	21
Europe	9,300	10,600	(12)
Mexico, South America, Australia and other	3,900	4,600	(15)

Total units	31,800	30,600	4

In the first quarter of 2014, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 50,300 units from 44,900 units in the same period of 2013. The Company’s heavy-duty truck retail market share was 27.2% in the first quarter of 2014 compared to 26.6% in the first quarter of 2013. The medium-duty market was 18,000 units in the first quarter of 2014 compared to 16,200 units in the same period of 2013. The Company’s medium-duty market share was 13.4% in the first quarter of 2014 compared to 12.1% in the first quarter of 2013.

The over 16-tonne truck market in Western and Central Europe in the first quarter of 2014 was 54,000 units, an 11% increase from 48,700 units in the first quarter of 2013. The largest increases were in Germany, France and Spain, partially offset by reduction in the U.K. and the Netherlands. The Company’s market share was 12.2% in the first quarter of 2014, a decrease from 15.8% in the same period of 2013. The decrease in market share was primarily due to lower DAF registrations in the U.K. and the Netherlands which were impacted by the Euro 5/Euro 6 transition rules. The 6- to 16-tonne market in the first quarter of 2014 was 11,000 units compared to 11,900 units in the first quarter of 2013. DAF market share in the 6- to 16-tonne market in the first quarter of 2014 was 6.3% compared to 11.0% in the same period of 2013. The decline in market share is a result of reduced registrations in the U.K. which were also affected by the Euro 5/Euro 6 transition rules.

The major factors for the change in net sales and revenues, cost of sales and revenues and gross margin for the three months ended March 31, 2014 for the Truck segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Three Months Ended March 31, 2013	$2,933.3	$2,666.3	$267.0
Increase (decrease)
Truck delivery volume	239.5	210.8	28.7
Average truck sales prices	148.4		148.4
Average per truck material, labor and other direct costs		118.7	(118.7)
Factory overhead and other indirect costs		30.3	(30.3)
Operating lease revenues and depreciation expense	18.4	16.3	2.1
Currency translation	(10.4)	(9.7)	(.7)

Total increase	395.9	366.4	29.5

Three Months Ended March 31, 2014	$3,329.2	$3,032.7	$296.5

PACCAR Inc – Form 10-Q

•

Truck delivery volume reflects higher deliveries in the U.S. ($346.7 million), partially offset by lower truck deliveries in Mexico ($48.8 million), Europe ($36.0 million) and Australia ($30.0 million).

•

Average truck sales prices increased sales by $148.4 million, primarily due to higher content Euro 6 emission vehicles in Europe ($92.6 million) and improved price realization in the U.S. and Canada ($39.0 million).

•	Costs of sales increased $118.7 million due to higher average cost per truck, primarily from the effect of higher content Euro 6 emission vehicles in Europe ($91.5 million).

•	Factory overhead and other indirect costs increased $30.3 million primarily due to higher salaries and related costs ($24.8 million) and depreciation expense ($7.6 million).

•	Operating lease revenues and depreciation expense increased due to a higher operating lease portfolio in Europe.

•	Truck gross margin in the first quarter of 2014 of 8.9% decreased slightly from 9.1% in the same period in 2013 due to the factors noted above.

Truck selling, general and administrative (SG&A) expenses increased to $54.0 million in the first quarter of 2014 compared to $53.1 million in the first quarter of 2013, primarily due to higher salaries and related costs. As a percentage of sales, SG&A decreased to 1.6% in the first quarter of 2014 compared to 1.8% in the first quarter of 2013 reflecting higher sales volume.

Parts

The Company’s Parts segment accounted for 16.6% of revenues in the first quarter of 2014 compared to 17.0% in the first quarter of 2013.

($ in millions) Three Months Ended March 31,	2014	2013	% Change
Parts net sales and revenues:
U.S. and Canada	$424.0	$382.7	11
Europe	218.2	200.0	9
Mexico, South America, Australia and other	84.4	84.7

	$726.6	$667.4	9

Parts income before income taxes	$112.1	$95.3	18

Pre-tax return on revenues	15.4%	14.3%

The Company’s worldwide parts net sales and revenues increased in the first quarter of 2014 due to higher aftermarket demand, primarily in the U.S., Canada and Europe. The increase in Parts segment income before taxes and pre-tax return on revenues in the first quarter of 2014 was primarily due to higher sales and gross margins.

PACCAR Inc – Form 10-Q

The major factors for the change in net sales and revenues, cost of sales and revenues and gross margin for the three months ended March 31, 2014 for the Parts segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Three Months Ended March 31, 2013	$667.4	$497.6	$169.8
Increase (decrease)
Aftermarket parts volume	29.1	19.9	9.2
Average aftermarket parts sales prices	28.6		28.6
Average aftermarket parts direct costs		19.4	(19.4)
Warehouse and other indirect costs		1.8	(1.8)
Currency translation	1.5	.4	1.1

Total increase	59.2	41.5	17.7

Three Months Ended March 31, 2014	$726.6	$539.1	$187.5

•	Higher market demand, primarily in the U.S., Canada and Europe, resulted in increased aftermarket parts sales volume of $29.1 million and related cost of sales by $19.9 million.

•	Average aftermarket parts sales prices increased sales by $28.6 million reflecting improved price realization.

•	Average aftermarket parts direct costs increased $19.4 million due to higher material costs.

•	Warehouse and other indirect costs increased $1.8 million primarily due to additional costs to support higher sales volume.

•	Parts gross margins in the first quarter of 2014 of 25.8% increased from 25.4% in the first quarter of 2013 due to the factors noted above.

Parts SG&A increased to $51.8 million in the first quarter of 2014 compared to $50.8 million in the first quarter of 2013, primarily due to higher salaries and related expenses. As a percentage of sales, Parts SG&A decreased to 7.1% in the first quarter of 2014 from 7.6% in the first quarter of 2013 due to higher sales volume.

PACCAR Inc – Form 10-Q

Financial Services

The Company’s Financial Services segment accounted for 6.7% of revenues in the first quarter of 2014 compared to 7.5% in the first quarter of 2013.

($ in millions) Three Months Ended March 31,	2014	2013	% Change
New loan and lease volume:
U.S. and Canada	$480.0	$476.8	1
Europe	225.0	191.3	18
Mexico and Australia	158.3	193.9	(18)

	$863.3	$862.0
New loan and lease volume by product:
Loans and finance leases	$707.4	$680.6	4
Equipment on operating lease	155.9	181.4	(14)

	$863.3	$862.0
New loan and lease unit volume:
Loans and finance leases	6,800	6,700	1
Equipment on operating lease	1,500	1,800	(17)

	8,300	8,500	(2)
Average earning assets:
U.S. and Canada	$6,525.7	$6,188.0	5
Europe	2,738.8	2,372.1	15
Mexico and Australia	1,719.3	1,733.7	(1)

	$10,983.8	$10,293.8	7
Average earning assets by product:
Loans and finance leases	$7,166.0	$6,781.9	6
Dealer wholesale financing	1,434.3	1,385.3	4
Equipment on lease and other	2,383.5	2,126.6	12

	$10,983.8	$10,293.8	7
Revenue:
U.S. and Canada	$153.4	$160.8	(5)
Europe	80.1	72.3	11
Mexico and Australia	60.2	60.0

	$293.7	$293.1
Revenue by product:
Loans and finance leases	$100.5	$101.2	(1)
Dealer wholesale financing	12.4	12.6	(2)
Equipment on lease and other	180.8	179.3	1

	$293.7	$293.1

Income before income taxes	$85.5	$80.1	7

New loan and lease volume of $863.3 million in the first quarter of 2014 was comparable to $862.0 million in the first quarter of 2013. In the first quarter of 2014, finance market share on new PACCAR trucks sales was 27.5% compared to 27.9% in the first quarter of 2013 reflecting lower market share in the U.S. and Canada.

Financial Services revenues of $293.7 million in the first quarter of 2014 increased slightly from $293.1 million in the first quarter of 2013 primarily due to higher average earning asset balances, offset by lower yields. Income before income taxes increased to $85.5 million in the first quarter of 2014 from $80.1 million in the first quarter of 2013 primarily due to higher finance and lease margins and a lower provision for losses on receivables.

PACCAR Inc – Form 10-Q

The major factors for the change in interest and fees, interest and other borrowing expenses and finance margin for the three months ended March 31, 2014 are outlined in the table below:

($ in millions)	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Three Months Ended March 31, 2013	$113.8	$38.9	$74.9
Increase (decrease)
Average finance receivables	7.0		7.0
Average debt balances		2.0	(2.0)
Yields	(6.1)		(6.1)
Borrowing rates		(3.7)	3.7
Currency translation	(1.8)	(.6)	(1.2)

Total (decrease) increase	(.9)	(2.3)	1.4

Three Months Ended March 31, 2014	$112.9	$36.6	$76.3

•

Average finance receivables increased $529.6 million (excluding foreign exchange effects) in the first quarter of 2014 as a result of retail portfolio new business volume exceeding repayments and an increase in dealer wholesale financing.

•

Average debt balances increased $448.6 million in the first quarter of 2014. The higher average debt balances reflect funding for a higher average earning asset portfolio, including loans, finance leases and equipment on operating leases.

•	Lower market rates resulted in lower portfolio yields (5.4% in 2014 compared to 5.7% in 2013) and lower borrowing rates (1.9% in 2014 compared to 2.0% in 2013).

The following table summarizes operating lease, rental and other revenues and depreciation and other expense:

(in millions) Three Months Ended March 31,	2014	2013
Operating lease revenues	$173.5	$157.4
Used truck sales and other	7.3	21.9

Operating lease, rental and other revenues	$180.8	$179.3

Depreciation of operating lease equipment	$114.8	$101.3
Vehicle operating expenses	25.4	23.3
Cost of used truck sales and other	4.1	19.5

Depreciation and other expense	$144.3	$144.1

PACCAR Inc – Form 10-Q

The major factors for the change in operating lease, rental and other revenues, depreciation and other expense and lease margin for the three months ended March 31, 2014 are outlined below:

($ in millions)	Operating Lease, Rental And Other Revenues	Depreciation and Other Expense	Lease Margin
Three Months Ended March 31, 2013	$179.3	$144.1	$35.2
Increase (decrease)
Operating lease impairments		(.3)	.3
Used truck sales and other	(14.6)	(15.4)	.8
Results on returned lease assets		.4	(.4)
Average operating lease assets	12.7	10.1	2.6
Revenue and cost per asset	2.2	4.3	(2.1)
Currency translation	1.2	1.1	.1

Total increase	1.5	.2	1.3

Three Months Ended March 31, 2014	$180.8	$144.3	$36.5

•	A lower volume of used truck sales decreased operating lease, rental and other revenues by $14.6 million and decreased depreciation and other expense by $15.4 million.

•	Average operating lease assets increased $256.9 million, which increased revenues by $12.7 million and related depreciation and other expense by $10.1 million.

•

Revenue and cost per asset increased $2.2 million and $4.3 million, respectively. Operating lease margin decreased by $2.1 million mainly due to lower fleet utilization and higher vehicle related expenses.

The following table summarizes the provision for losses on receivables and net charge-offs:

($ in millions) Three Months Ended March 31,	2014		2013
	Provision For Losses on Receivables	Net Charge-Offs	Provision For Losses on Receivables	Net Charge-Offs
U.S. and Canada	$1.5	$.5	$1.9	$1.6
Europe	2.2	2.2	3.1	1.5
Mexico and Australia			1.5	.4

	$3.7	$2.7	$6.5	$3.5

The provision for losses on receivables was $3.7 million for the first quarter of 2014, a decrease of $2.8 million compared to the same period in 2013, due to lower provisions in all markets reflecting improved portfolio performance.

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

PACCAR Inc – Form 10-Q

The post-modification balance of accounts modified during the three months ended March 31, 2014 and 2013 are summarized below:

($ in millions) Three Months Ended March 31,	2014		2013
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$47.5	2.7%	$96.8	5.7%
Insignificant delay	36.7	2.0%	17.9	1.1%
Credit - no concession	6.5	.4%	5.3	.3%
Credit - TDR	5.9	.3%	4.6	.3%

	$96.6	5.4%	$124.6	7.4%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first quarter of 2014, total modification activity decreased compared to 2013 due to lower modifications for commercial reasons, partially offset by higher insignificant delay and credit modifications. The decrease in commercial modifications primarily reflects lower levels of additional equipment financed and end-of-contract modifications. The higher modifications for insignificant delays were mainly due to granting a two-month extension to one large fleet customer in the U.S.

The following table summarizes the Company’s 30+ days past due accounts:

	March 31 2014	December 31 2013	March 31 2013
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.3%	.3%	.2%
Europe	1.1%	.7%	1.3%
Mexico and Australia	1.5%	1.4%	2.0%

Worldwide	.6%	.5%	.7%

Accounts 30+ days past due were .6% at March 31, 2014 and have increased .1% from December 31, 2013 due to higher past due accounts in Europe and Australia. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $3.3 million of accounts worldwide during the first quarter of 2014, $4.9 million during the fourth quarter of 2013 and $7.8 million during the first quarter of 2013 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31 2014	December 31 2013	March 31 2013
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.3%	.3%	.3%
Europe	1.1%	.8%	1.5%
Mexico and Australia	1.7%	1.7%	2.2%

Worldwide	.7%	.6%	.9%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2014, December 31, 2013 and March 31, 2013. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2014, December 31, 2013 and March 31, 2013.

PACCAR Inc – Form 10-Q

For both first quarter of 2014 and 2013, the Company’s annualized pre-tax return on average earning assets for Financial Services was 3.2%.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expense. Other sales represent approximately 1% of consolidated net sales and revenues for both the first quarter of 2014 and 2013. Other SG&A was $15.5 million in the first quarter of 2014 compared to $13.9 million in the first quarter of 2013 due to higher salaries and related expenses. Other income (loss) before tax was a loss of $9.2 million in the first quarter of 2014 compared to a loss of $9.7 million for the first quarter of 2013. The lower loss was primarily due to higher income before tax from the winch business.

Investment income was $5.8 million in the first quarter of 2014 compared to $6.5 million in the same time period of 2013. The lower investment income in the first quarter of 2014 primarily reflects lower yields on investments due to lower market interest rates, partially offset by higher average investment balances.

The effective income tax rate in the first quarter of 2014 of 32.6% increased from 30.0% in the first quarter of 2013. The increase in the effective tax rate was primarily due to the impact of U.S. tax law changes enacted on January 2, 2013 that had a favorable tax effect for R&D and undistributed foreign finance income in the first quarter of 2013. In addition, there was a higher proportion of income generated in higher taxed jurisdictions in 2014 as compared to 2013.

(in millions)
Three Months Ended March 31,	2014	2013
Domestic income before taxes	$230.2	$147.2
Foreign income before taxes	176.3	190.0

Total income before taxes	$406.5	$337.2

Domestic pre-tax return on revenues	10.3%	8.0%
Foreign pre-tax return on revenues	8.3%	9.1%

Total pre-tax return on revenues	9.3%	8.6%

For the first quarter of 2014, the improvement in income before income taxes and return on revenue for domestic operations were primarily due to higher revenue and margins from truck and parts operations. The lower income before income taxes and return on revenues for foreign operations were primarily due to lower revenue and margins from truck operations from all foreign truck markets except Europe.

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)	March 31 2014	December 31 2013
Cash and cash equivalents	$1,289.9	$1,750.1
Marketable debt securities	1,250.4	1,267.5

	$2,540.3	$3,017.6

The Company’s total cash and marketable debt securities at March 31, 2014 decreased $477.3 million from the balances at December 31, 2013 primarily due to a decrease in cash and cash equivalents.

PACCAR Inc – Form 10-Q

The change in cash and cash equivalents is summarized below:

($ in millions)
Three Months Ended March 31,	2014	2013
Operating activities:
Net income	$273.9	$236.1
Net income items not affecting cash	200.4	202.1
Changes in operating assets and liabilities, net	(188.6)	(54.2)

Net cash provided by operating activities	285.7	384.0
Net cash used in investing activities	(175.6)	(341.5)
Net cash used in financing activities	(568.1)	(37.4)
Effect of exchange rate changes on cash	(2.2)	(16.1)

Net decrease in cash and cash equivalents	(460.2)	(11.0)
Cash and cash equivalents at beginning of the period	1,750.1	1,272.4

Cash and cash equivalents at end of the period	$1,289.9	$1,261.4

Operating activities: Cash provided by operations decreased $98.3 million to $285.7 million in the first quarter of 2014. Lower operating cash flow reflects a higher increase in net purchases of inventories of $95.4 million, a $43.7 million higher increase in Financial Services segment wholesale receivables and a $25.0 million higher decrease in income tax liabilities. These cash outflows were partially offset by a $53.0 million increase in cash receipts for sales of goods and services in accounts receivables exceeding sales and $37.8 million of higher net income.

Investing activities: Cash used in investing activities of $175.6 million decreased $165.9 million from the $341.5 million used in the first quarter of 2013, primarily due to lower cash used in the acquisitions of equipment for operating leases of $68.6 million and lower payments for property, plant and equipment of $58.1 million. In addition, the Company had $12.8 million of net proceeds from issuances of marketable securities in the first quarter of 2014 vs. $19.0 million of net purchases of marketable securities in the first quarter of 2013.

Financing activities: Cash used in financing activities increased to $568.1 million from $37.4 million in the first quarter of 2013. The Company paid $389.7 million of dividends in the first quarter of 2014 compared to the $70.7 million paid in the first quarter of 2013, an increase of $319.0 million. The higher dividends in 2014 reflect a special dividend declared in 2013 and paid in early 2014. In 2013, there was no special dividend payment, as the 2012 special dividend was declared and paid in 2012. In addition, in the first quarter of 2014, the Company issued $348.7 million of commercial paper and short-term bank loans to repay long-term debt of $550.0 million. In the first quarter of 2013, the Company issued $500.0 million in long-term debt to reduce its outstanding commercial paper and short-term bank loans. This resulted in cash used in borrowing activities of $190.0 million in the first quarter of 2014, $215.7 million higher than the cash provided by borrowing activities of $25.7 million in the first quarter of 2013.

Credit Lines and Other

The Company has line of credit arrangements of $3.71 billion, of which $3.46 billion were unused at March 31, 2014. In April 2014, the Company’s line of credit arrangements were reduced by $92.6 million due to the repayment of a bank loan. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion matures in June 2014, $1.0 billion matures in June 2017 and $1.0 billion matures in June 2018. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the quarter ended March 31, 2014.

In December 2011, PACCAR Inc filed a shelf registration under the Securities Act of 1933. The current registration expires in the fourth quarter of 2014 and does not limit the principal amount of debt

PACCAR Inc – Form 10-Q

securities that may be issued during the period. Upon maturity in February 2014, $500.0 million of medium-term notes, of which $150.0 million was manufacturing debt, were repaid in full. There were no medium-term notes outstanding for PACCAR Inc as of March 31, 2014.

In December 2011, PACCAR’s Board of Directors approved the repurchase of $300.0 million of the Company’s common stock, and as of March 31, 2014, $192.0 million of shares have been repurchased pursuant to the authorization.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for property, plant and equipment in the first quarter of 2014 decreased to $54.5 million from $95.6 million, as the first quarter of 2013 included higher spending for new product development and construction of the Eindhoven parts distribution center in Europe and DAF Brasil factory. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $5.78 billion, which have significantly increased operating capacity and efficiency of its facilities and the competitive advantage of the Company’s premium products.

In 2014, capital investments are expected to be approximately $300 to $350 million and are targeted for enhanced powertrain development and increased operating efficiency of our assembly facilities. Spending on R&D in 2014 is expected to be $200 to $250 million as PACCAR will continue to focus on new products and services.

The Company conducts business in Spain, Italy, Portugal, Ireland and Greece, which have been experiencing significant financial stress. As of March 31, 2014, the Company had finance and trade receivables in these countries of approximately 1% of consolidated total assets. As of March 31, 2014, the Company did not have any marketable debt security investments in corporate or sovereign government securities in these countries. In addition, the Company had no derivative counterparty credit exposures in these countries as of March 31, 2014.

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

In November 2012, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933 effective for a three year period. The total amount of medium-term notes outstanding for PFC as of March 31, 2014 was $3.80 billion. The registration expires in the fourth quarter of 2015 and does not limit the principal amount of debt securities that may be issued during that period.

PACCAR Inc – Form 10-Q

As of March 31, 2014, the Company’s European finance subsidiary, PACCAR Financial Europe, had €417.9 million available for issuance under a €1.50 billion medium-term note program registered with the London Stock Exchange. The program was renewed in the second quarter of 2013 and is renewable annually through the filing of a new prospectus.

In April 2011, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in 2016 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At March 31, 2014, 7.90 billion pesos remained available for issuance.

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

There were no material changes in the Company’s market risk during the three months ended March 31, 2014. For additional information, refer to Item 7A as presented in the 2013 Annual Report on Form 10-K.

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

PACCAR Inc – Form 10-Q

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the three months ended March 31, 2014.

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

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2013 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the three months ended March 31, 2014.

(c)	Issuer purchases of equity securities.

On December 6, 2011, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of March 31, 2014, $192.0 million of shares have been repurchased under this plan. There were no repurchases made under this plan during the first three months of 2014.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	May 7, 2014	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc – Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3) (i)	Articles of Incorporation:

	(a) Restated Certificate of Incorporation of PACCAR Inc	8-K	September 19, 2005	99.3	001-14817

	(b) Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008	10-Q	May 2, 2008	3(b)	001-14817

(ii)	Bylaws:

	(a) Second Amended and Restated Bylaws of PACCAR Inc	8-K	July 13, 2012	3(ii)	001-14817

	(b) Third Amended and Restated Bylaws of PACCAR Inc	8-K	December 13, 2013	3(ii)	001-14817

(4)	Instruments defining the rights of security holders, including indentures:

	(a) Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b) Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c) Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d) Form of InterNotes, Series B (PACCAR Financial Corp.)	S-3	November 7, 2012	4.4	333-184808

	(e) Indenture for Senior Debt Securities dated as of December 19, 2011 between PACCAR Inc and The Bank of New York Mellon Trust Company, N.A.	S-3	December 19, 2011	4.1	333-178607

	(f) Forms of Medium-Term Note, Series B (Fixed- and Floating-Rate)	S-3	December 19, 2011	4.2A and 4.2B	333-178607

	(g) Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V.	10-Q	November 7, 2013	4(i)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(h)     Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

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

		10-Q	November 7, 2013	10(u)	001-14817

	(v) Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	10(v)	001-14817

(12)	Statements Re: Computation of Ratios:

(a) Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the three months ended March 31, 2014 and 2013*

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(b) Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2009 – 2013	10-K	February 27, 2014	12(a)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a) Certification of Principal Executive Officer*

(b) Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith