Form 10-Q
period 2014-06-30
PACCAR INC
filed 2014-08-07
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Common Stock, $1 par value – 354,768,689 shares as of July 31, 2014

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
TRUCK, PARTS AND OTHER:
Net sales and revenues	$4,267.0	$4,011.7	$8,353.2	$7,642.9

Cost of sales and revenues	3,719.4	3,494.6	7,314.9	6,683.9
Research and development	49.9	61.8	102.6	133.9
Selling, general and administrative	114.8	112.3	236.2	230.0
Interest and other (income) expense, net	(.9)	(.4)	.5	1.1

	3,883.2	3,668.3	7,654.2	7,048.9

Truck, Parts and Other Income Before Income Taxes	383.8	343.4	699.0	594.0

FINANCIAL SERVICES:
Interest and fees	114.7	115.0	227.6	228.8
Operating lease, rental and other revenues	187.9	173.8	368.7	353.1

Revenues	302.6	288.8	596.3	581.9

Interest and other borrowing expenses	33.7	39.4	70.3	78.3
Depreciation and other expense	148.4	138.9	292.7	283.0
Selling, general and administrative	24.8	23.7	48.4	47.2
Provision for losses on receivables	4.0	5.3	7.7	11.8

	210.9	207.3	419.1	420.3

Financial Services Income Before Income Taxes	91.7	81.5	177.2	161.6

Investment income	5.5	8.0	11.3	14.5

Total Income Before Income Taxes	481.0	432.9	887.5	770.1

Income taxes	161.8	141.3	294.4	242.4

Net Income	$319.2	$291.6	$593.1	$527.7

Net Income Per Share:
Basic	$.90	$.82	$1.67	$1.49
Diluted	$.90	$.82	$1.67	$1.49

Weighted Average Number of Common Shares Outstanding:
Basic	355.1	354.1	355.0	354.0
Diluted	356.3	355.0	356.2	354.8

Dividends declared per share	$.22	$.20	$.42	$.40

Comprehensive Income	$368.7	$220.7	$647.9	$377.3

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	June 30 2014	December 31 2013*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$1,304.8	$1,657.7
Trade and other receivables, net	1,232.2	1,019.6
Marketable debt securities	1,335.0	1,267.5
Inventories, net	969.1	813.6
Other current assets	301.3	308.1

Total Truck, Parts and Other Current Assets	5,142.4	5,066.5

Equipment on operating leases, net	992.1	1,038.3
Property, plant and equipment, net	2,499.8	2,513.3
Other noncurrent assets, net	519.9	477.3

Total Truck, Parts and Other Assets	9,154.2	9,095.4

FINANCIAL SERVICES:
Cash and cash equivalents	75.5	92.4
Finance and other receivables, net	8,879.6	8,812.1
Equipment on operating leases, net	2,349.9	2,290.1
Other assets	448.2	435.5

Total Financial Services Assets	11,753.2	11,630.1

	$20,907.4	$20,725.5

*	The December 31, 2013 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	June 30 2014	December 31 2013*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,340.5	$2,155.0
Dividend payable		318.8
Current portion of long-term debt		150.0

Total Truck, Parts and Other Current Liabilities	2,340.5	2,623.8

Residual value guarantees and deferred revenues	1,042.1	1,093.8
Other liabilities	768.1	734.4

Total Truck, Parts and Other Liabilities	4,150.7	4,452.0

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	345.3	391.7
Commercial paper and bank loans	2,710.3	2,508.9
Term notes	5,609.4	5,765.3
Deferred taxes and other liabilities	932.4	973.3

Total Financial Services Liabilities	9,597.4	9,639.2

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 1.2 billion shares, issued 354.7 and 354.3 million shares	354.7	354.3
Additional paid-in capital	131.9	106.2
Retained earnings	6,609.2	6,165.1
Accumulated other comprehensive income	63.5	8.7

Total Stockholders’ Equity	7,159.3	6,634.3

	$20,907.4	$20,725.5

*	The December 31, 2013 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Six Months Ended June 30
	2014	2013
OPERATING ACTIVITIES:
Net income	$593.1	$527.7
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	133.0	97.2
Equipment on operating leases and other	314.5	285.1
Provision for losses on financial services receivables	7.7	11.8
Other, net	(33.0)	13.1
Change in operating assets and liabilities:
Trade and other receivables	(206.5)	(111.5)
Wholesale receivables on new trucks	64.8	(66.9)
Sales-type finance leases and dealer direct loans on new trucks	(6.3)	5.7
Inventories	(152.0)	(70.7)
Accounts payable and accrued expenses	122.4	367.7
Income taxes, warranty and other	3.1	93.4

Net Cash Provided by Operating Activities	840.8	1,152.6

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(1,471.4)	(1,432.4)
Collections on retail loans and direct financing leases	1,387.5	1,240.6
Net decrease in wholesale receivables on used equipment	4.6	15.1
Purchases of marketable securities	(619.1)	(408.1)
Proceeds from sales and maturities of marketable securities	549.3	365.0
Payments for property, plant and equipment	(158.0)	(269.7)
Acquisitions of equipment for operating leases	(533.9)	(608.3)
Proceeds from asset disposals	187.8	159.8

Net Cash Used in Investing Activities	(653.2)	(938.0)

FINANCING ACTIVITIES:
Payments of cash dividends	(467.8)	(141.4)
Proceeds from stock compensation transactions	13.3	17.5
Net increase (decrease) in commercial paper and short-term bank loans	243.7	(657.7)
Proceeds from long-term debt	951.5	1,345.1
Payments of long-term debt	(1,306.4)	(565.5)

Net Cash Used in Financing Activities	(565.7)	(2.0)
Effect of exchange rate changes on cash	8.3	(43.1)

Net (Decrease) Increase in Cash and Cash Equivalents	(369.8)	169.5
Cash and cash equivalents at beginning of period	1,750.1	1,272.4

Cash and cash equivalents at end of period	$1,380.3	$1,441.9

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10-K for the year ended December 31, 2013.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Additional shares	1,154,100	906,200	1,129,400	836,000
Antidilutive options	655,800	828,800	661,700	1,391,700

New Accounting Pronouncements: In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendment in this ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has been rendered. This ASU is effective for annual periods and interim periods beginning after December 15, 2015 and early adoption is permitted. This amendment may be applied (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The amendment may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the transition alternatives and impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an unrecognized tax benefit, or a portion

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Marketable debt securities at June 30, 2014 and December 31, 2013 consisted of the following:

At June 30, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$328.8	$1.5		$330.3
U.S. corporate securities	60.0	.2		60.2
U.S. government and agency securities	5.5	.1		5.6
Non-U.S. corporate securities	647.4	3.4	$.1	650.7
Non-U.S. government securities	200.4	1.5	.4	201.5
Other debt securities	86.6	.1		86.7

	$1,328.7	$6.8	$.5	$1,335.0

At December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$214.9	$1.2		$216.1
U.S. corporate securities	78.2	.1	$.1	78.2
U.S. government and agency securities	5.5			5.5
Non-U.S. corporate securities	608.5	1.2	.4	609.3
Non-U.S. government securities	217.3	.7	.5	217.5
Other debt securities	140.5	.4		140.9

	$1,264.9	$3.6	$1.0	$1,267.5

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.6 and $.2 for the six months ended June 30, 2014 and 2013, respectively, and gross realized losses were $.1 for both the six months ended June 30, 2014 and 2013.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	June 30, 2014		December 31, 2013
	Less than Twelve Months	Twelve Months or Greater	Less than Twelve Months	Twelve Months or Greater
Fair value	$134.0	$15.9	$388.3	$28.4
Unrealized losses	.3	.2	.9	.1

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Contractual maturities on marketable debt securities at June 30, 2014 were as follows:

Maturities:	Amortized Cost	Fair Value
Within one year	$448.0	$448.5
One to five years	880.3	886.1
More than ten years	.4	.4

	$1,328.7	$1,335.0

NOTE C - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last-in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	June 30 2014	December 31 2013
Finished products	$580.9	$440.6
Work in process and raw materials	561.1	545.2

	1,142.0	985.8
Less LIFO reserve	(172.9)	(172.2)

	$969.1	$813.6

Under the LIFO method of accounting (used for approximately 40% of June 30, 2014 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE D - Finance and Other Receivables

Finance and other receivables include the following:

	June 30 2014	December 31 2013
Loans	$4,031.2	$3,977.4
Direct financing leases	2,798.3	2,680.8
Sales-type finance leases	896.1	921.1
Dealer wholesale financing	1,548.6	1,616.5
Operating lease and other trade receivables	118.5	121.3
Unearned interest: Finance leases	(382.0)	(375.7)

	$9,010.7	$8,941.4
Less allowance for losses:
Loans and leases	(113.2)	(110.9)
Dealer wholesale financing	(10.2)	(10.4)
Operating lease and other trade receivables	(7.7)	(8.0)

	$8,879.6	$8,812.1

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at June 30, 2014 or December 31, 2013. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately four months in 2014 and six months in 2013 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at June 30, 2014 and December 31, 2013.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The allowance for credit losses is summarized as follows:

	2014
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$10.4	$13.4	$97.5	$8.0	$129.3
Provision for losses	(.2)	(.5)	7.3	1.1	7.7
Charge-offs			(7.6)	(1.7)	(9.3)
Recoveries			2.6	.3	2.9
Currency translation and other			.5		.5

Balance at June 30	$10.2	$12.9	$100.3	$7.7	$131.1

	2013
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$11.8	$13.4	$99.2	$5.6	$130.0
Provision for losses	(.4)	(1.0)	12.7	.5	11.8
Charge-offs	(.1)		(13.4)	(.8)	(14.3)
Recoveries			3.0	.5	3.5
Currency translation and other	(.3)	(.1)	(1.5)	(.1)	(2.0)

Balance at June 30	$11.0	$12.3	$100.0	$5.7	$129.0

*	Operating lease and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	Dealer		Customer
At June 30, 2014	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$8.0		$38.4	$46.4
Allowance for impaired finance receivables determined individually	1.3		5.3	6.6
Recorded investment for finance receivables evaluated collectively	1,540.6	$1,503.0	5,802.2	8,845.8
Allowance for finance receivables determined collectively	8.9	12.9	95.0	116.8

	Dealer		Customer
At December 31, 2013	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$8.5		$42.1	$50.6
Allowance for impaired finance receivables determined individually	1.4		5.9	7.3
Recorded investment for finance receivables evaluated collectively	1,608.0	$1,525.6	5,635.9	8,769.5
Allowance for finance receivables determined collectively	9.0	13.4	91.6	114.0

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The recorded investment for finance receivables that are on non-accrual status is as follows:

	June 30 2014	December 31 2013
Dealer:
Wholesale	$8.0	$8.0
Customer retail:
Fleet	27.2	30.5
Owner/operator	6.9	8.6

	$42.1	$47.1

Impaired Loans

Impaired loans with no specific reserves were $5.8 and $10.7 at June 30, 2014 and December 31, 2013, respectively. Impaired loans with a specific reserve are summarized below for which the impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of June 30, 2014 and December 31, 2013 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
At June 30, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve	$8.0		$10.9	$2.6	$21.5
Associated allowance	(1.3)		(1.8)	(.6)	(3.7)

Net carrying amount of impaired loans	$6.7		$9.1	$2.0	$17.8

Average recorded investment*	$7.1		$24.3	$3.6	$35.0

* Represents the average during the 12 months ended June 30, 2014.

	Dealer		Customer Retail
At December 31, 2013	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve	$8.5		$10.8	$3.1	$22.4
Associated allowance	(1.4)		(2.1)	(.6)	(4.1)

Net carrying amount of impaired loans	$7.1		$8.7	$2.5	$18.3

Average recorded investment*	$3.6		$37.1	$6.9	$47.6

*	Represents the average during the 12 months ended June 30, 2013.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

During the period the loans above were considered impaired, interest income recognized on a cash basis is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Interest income recognized:
Dealer wholesale		$.1	$.1	$.1
Customer retail - fleet	$.3	.9	.6	1.3
Customer retail - owner/operator	.1	.2	.2	.4

	$.4	$1.2	$.9	$1.8

Credit Quality

The Company’s customers are principally concentrated in the transportation industry in North America, Europe and Australia. The Company’s portfolio is diversified over a large number of customers and dealers with no single customer or dealer balances representing over 5% of the total portfolio. The Company retains as collateral a security interest in the related equipment.

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

The Company has three credit quality indicators: performing, watch and at-risk. Performing accounts pay in accordance with the contractual terms and are not considered high-risk. Watch accounts include accounts 31 to 90 days past due and large accounts that are performing but are considered to be high-risk. Watch accounts are not impaired. At-risk accounts are accounts that are impaired, including TDRs, accounts over 90 days past due and other accounts on non-accrual status. The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	Dealer		Customer Retail
At June 30, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$1,504.4	$1,501.6	$4,601.0	$1,174.9	$8,781.9
Watch	36.2	1.4	15.3	11.0	63.9
At-risk	8.0		30.5	7.9	46.4

	$1,548.6	$1,503.0	$4,646.8	$1,193.8	$8,892.2

	Dealer		Customer Retail
At December 31, 2013	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$1,576.9	$1,520.1	$4,396.5	$1,219.5	$8,713.0
Watch	31.1	5.5	12.7	7.2	56.5
At-risk	8.5		33.3	8.8	50.6

	$1,616.5	$1,525.6	$4,442.5	$1,235.5	$8,820.1

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Dealer		Customer Retail
At June 30, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$1,544.7	$1,503.0	$4,619.5	$1,177.2	$8,844.4
31 – 60 days past due	1.0		12.0	8.3	21.3
Greater than 60 days past due	2.9		15.3	8.3	26.5

	$1,548.6	$1,503.0	$4,646.8	$1,193.8	$8,892.2

	Dealer		Customer Retail
At December 31, 2013	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$1,611.7	$1,525.6	$4,417.5	$1,221.4	$8,776.2
31 – 60 days past due	1.7		9.2	6.3	17.2
Greater than 60 days past due	3.1		15.8	7.8	26.7

	$1,616.5	$1,525.6	$4,442.5	$1,235.5	$8,820.1

Troubled Debt Restructurings

The balance of TDRs was $26.4 and $27.6 at June 30, 2014 and December 31, 2013, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$.5	$.5	$5.4	$5.4
Owner/operator	.3	.3	1.3	1.3

	$.8	$.8	$6.7	$6.7

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$3.5	$3.5	$7.7	$7.6
Owner/operator	.2	.2	.7	.7

	$3.7	$3.7	$8.4	$8.3

The effect on the allowance for credit losses from such modifications was not significant at June 30, 2014 and 2013.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the period by portfolio class are as follows:

Six Months Ended June 30,	2014	2013
Fleet	$.3	$1.4
Owner/operator	.6	.2

	$.9	$1.6

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at June 30, 2014 and 2013.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Financial Services other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at June 30, 2014 and December 31, 2013 was $15.3 and $13.7, respectively. Proceeds from the sales of repossessed assets were $32.1 and $33.1 for the six months ended June 30, 2014 and 2013, respectively. These amounts are included in proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expense on the Consolidated Statements of Comprehensive Income.

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

Changes in product support liabilities are summarized as follows:

	2014	2013
Balance at January 1	$630.5	$540.7
Cost accruals and revenue deferrals	322.2	224.7
Payments and revenue recognized	(228.9)	(196.7)
Currency translation	2.4	(9.1)

Balance at June 30	$726.2	$559.6

In prior periods, cost accruals and revenue deferrals for the R&M contracts were netted against payments and revenue recognized instead of showing these amounts gross. The netting of these amounts affected only the disclosure in Note E; there was no effect on the Consolidated Statements of Comprehensive Income, the Consolidated Balance Sheets or the Condensed Consolidated Statements of Cash Flows. The table below presents “Cost accruals and revenue deferrals” and “Payments and revenue recognized” as previously reported in Note E and as revised:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013		Six Months Ended June 30, 2013
	Previously Reported	Revised	Previously Reported	Revised	Previously Reported	Revised
Cost accruals and revenue deferrals	$130.8	$170.2	$68.6	$103.3	$158.3	$224.7
Payments and revenue recognized	(74.8)	(114.2)	(58.5)	(93.2)	(130.3)	(196.7)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE F – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net income	$319.2	$291.6	$593.1	$527.7
Other comprehensive income (OCI):
Unrealized (losses) gains on derivative contracts	(1.3)	10.1	.4	13.3
Tax effect	.8	(3.0)	.2	(4.1)

	(.5)	7.1	.6	9.2

Unrealized gains (losses) on marketable debt securities	2.5	(5.5)	3.7	(5.8)
Tax effect	(.8)	1.5	(1.0)	1.6

	1.7	(4.0)	2.7	(4.2)

Pension plans	1.1	13.0	7.5	34.3
Tax effect	(.5)	(4.4)	(2.6)	(11.1)

	.6	8.6	4.9	23.2

Foreign currency translation gains (losses)	47.7	(82.6)	46.6	(178.6)

Net other comprehensive income (loss)	49.5	(70.9)	54.8	(150.4)

Comprehensive income	$368.7	$220.7	$647.9	$377.3

Accumulated Other Comprehensive Income

The components of AOCI as of June 30, 2014 and December 31, 2013 and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets, consisted of the following:

	Derivative Contracts	Marketable Debt Securities	Pension Plans	Foreign Currency Translation	Total
Balance at December 31, 2013	$(15.1)	$1.7	$(262.2)	$284.3	$8.7
Recorded into AOCI	(22.7)	2.8	(2.6)	46.6	24.1
Reclassified out of AOCI	23.3	(.1)	7.5		30.7

Net other comprehensive income	.6	2.7	4.9	46.6	54.8

Balance at June 30, 2014	$(14.5)	$4.4	$(257.3)	$330.9	$63.5

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The components of AOCI as of June 30, 2013 and December 31, 2012 and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets, consisted of the following:

	Derivative Contracts	Marketable Debt Securities	Pension Plans	Foreign Currency Translation	Total
Balance at December 31, 2012	$(27.2)	$6.6	$(496.5)	$357.6	$(159.5)
Recorded into AOCI	54.1	(4.2)	8.5	(176.6)	(118.2)
Reclassified out of AOCI	(44.9)		14.7	(2.0)	(32.2)

Net other comprehensive income (loss)	9.2	(4.2)	23.2	(178.6)	(150.4)

Balance at June 30, 2013	$(18.0)	$2.4	$(473.3)	$179.0	$(309.9)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the six months ended June 30, 2014 are as follows:

AOCI Components	Line Item in the Consolidated Statements of Comprehensive Income	Amount Reclassified Out of AOCI
Unrealized gains and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Cost of sales and revenues	$1.8
	Interest and other (income) expense, net	.1

Financial Services
Interest-rate contracts	Interest and other borrowing expenses	31.6

	Pre-tax expense increase	33.5
	Tax benefit	(10.2)

	After-tax expense increase	23.3

Unrealized gains and losses on marketable debt securities:
Marketable debt securities	Investment income	(.2)
	Tax expense	.1

	After-tax income increase	(.1)

Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues $5.6, SG&A $4.3	9.9
Prior service costs	Cost of sales and revenues $.5, SG&A $.1	.6

Financial Services
Actuarial loss	SG&A	.6

	Pre-tax expense increase	11.1
	Tax benefit	(3.6)

	After-tax expense increase	7.5

Total reclassifications out of AOCI		$30.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the six months ended June 30, 2013 are as follows:

AOCI Components	Line Item in the Consolidated Statements of Comprehensive Income	Amount Reclassified Out of AOCI
Unrealized gains and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Cost of sales and revenues	$(2.3)
	Interest and other (income) expense, net	.3

Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(61.9)

	Pre-tax expense reduction	(63.9)
	Tax expense	19.0

	After-tax expense reduction	(44.9)

Pension plans:
Truck, Parts and Other
Prior service costs	Cost of sales and revenues	.6
Actuarial loss	Cost of sales and revenues $11.5, SG&A $9.6, R&D $.1	21.2

Financial Services
Actuarial loss	SG&A	.8

	Pre-tax expense increase	22.6
	Tax benefit	(7.9)

	After-tax expense increase	14.7

Foreign currency translation:
Truck, Parts and Other	Interest and other (income) expense, net	(1.1)
Financial Services	Interest and other borrowing expenses	(.9)

	Expense reduction	(2.0)

Total reclassifications out of AOCI		$(32.2)

Stock Compensation Plans

Stock-based compensation expense was $2.9 and $10.4 for the three and six months ended June 30, 2014, respectively, and $2.7 and $8.5 for the three and six months ended June 30, 2013, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $.2 and $1.5 for the three and six months ended June 30, 2014, respectively, and $.9 and $1.6 for the three and six months ended June 30, 2013, respectively, and have been classified as a financing cash flow.

During the first half of 2014, the Company issued 452,658 common shares under deferred and stock compensation arrangements.

NOTE G - Income Taxes

The effective income tax rate in the second quarter of 2014 of 33.6% increased from 32.6% in the same period of 2013, and the effective income tax rate in the first half of 2014 of 33.2% increased from 31.5% in the same period of 2013. The increases in the effective tax rates for the second quarter and first half were primarily due to a higher proportion of income generated in higher taxed jurisdictions in 2014 as compared to 2013.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE H - Segment Information

PACCAR operates in three principal segments: Truck, Parts and Financial Services.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net sales and revenues:
Truck	$3,679.4	$3,432.2	$7,168.0	$6,508.0
Less intersegment	(224.4)	(162.2)	(383.8)	(304.7)

External customers	3,455.0	3,270.0	6,784.2	6,203.3

Parts	790.1	721.4	1,527.3	1,399.8
Less intersegment	(12.1)	(11.9)	(22.7)	(22.9)

External customers	778.0	709.5	1,504.6	1,376.9

Other	34.0	32.2	64.4	62.7

	4,267.0	4,011.7	8,353.2	7,642.9
Financial Services	302.6	288.8	596.3	581.9

	$4,569.6	$4,300.5	$8,949.5	$8,224.8

Income (loss) before income taxes:
Truck	$259.6	$238.4	$471.9	$403.4
Parts	126.7	109.4	238.8	204.7
Other	(2.5)	(4.4)	(11.7)	(14.1)

	383.8	343.4	699.0	594.0
Financial Services	91.7	81.5	177.2	161.6
Investment income	5.5	8.0	11.3	14.5

	$481.0	$432.9	$887.5	$770.1

Depreciation and amortization:
Truck	$100.5	$84.0	$200.2	$161.7
Parts	1.3	1.4	2.7	2.7
Other	2.7	2.4	5.3	4.9

	104.5	87.8	208.2	169.3
Financial Services	123.2	109.8	239.3	213.0

	$227.7	$197.6	$447.5	$382.3

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

NOTE I - Derivative Financial Instruments

As part of its risk management strategy, the Company enters into derivative contracts to hedge against interest rates and foreign currency risk. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. All of the Company’s interest-rate and certain foreign exchange contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at June 30, 2014.

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

At June 30, 2014, the notional amount of the Company’s interest-rate contracts was $4,091.2. Notional maturities for all interest-rate contracts are $564.2 for the remainder of 2014, $1,413.0 for 2015, $1,177.6 for 2016, $533.6 for 2017, $315.0 for 2018 and $87.8 thereafter. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At June 30, 2014, the notional amount of the outstanding foreign-exchange contracts was $238.0. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro-forma net amounts of derivative financial instruments:

	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$30.5		$46.3
Deferred taxes and other liabilities		$62.0		$67.7
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	.1
Accounts payable, accrued expenses and other		1.6		.6

Total	$30.6	$63.6	$46.3	$68.3

Economic hedges:
Interest-rate contracts:
Financial Services:
Deferred taxes and other liabilities		$.5
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.3		$.6
Accounts payable, accrued expenses and other		.6		$.2
Financial Services:
Other assets	.1		1.1
Deferred taxes and other liabilities		1.9		.1

Total	$.4	$3.0	$1.7	$.3

Gross amounts recognized in Balance Sheet	$31.0	$66.6	$48.0	$68.6
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(.2)	(.2)	(.2)	(.2)
Financial Services:
Interest-rate contracts	(10.6)	(10.6)	(16.1)	(16.1)

Pro-forma net amount	$20.2	$55.8	$31.7	$52.3

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Interest-rate swaps	$(.6)	$.2	$(.5)	$.4
Term notes	(.1)	(1.3)	(1.2)	(2.7)

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI to the extent such hedges are considered effective. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.7 years.

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to cost of sales or to Financial Services interest expense, consistent with the hedged transaction. The Company recognized losses on the ineffective portions of $.3 and nil for the second quarter of 2014 and 2013, respectively, and losses of $.3 and gains of $.1 for the first six months of 2014 and 2013, respectively.

The following table presents the pre-tax effects of derivative instruments recognized in OCI:

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Interest- Rate Contracts	Foreign- Exchange Contracts	Interest- Rate Contracts	Foreign- Exchange Contracts
Loss recognized in OCI:
Truck, Parts and Other		$(3.0)		$(2.8)
Financial Services	$(38.7)		$(30.3)

	$(38.7)	$(3.0)	$(30.3)	$(2.8)

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Interest- Rate Contracts	Foreign- Exchange Contracts	Interest- Rate Contracts	Foreign- Exchange Contracts
Gain recognized in OCI:
Truck, Parts and Other		$1.3		$2.9
Financial Services	$54.7		$74.4

	$54.7	$1.3	$74.4	$2.9

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Expense (income) reclassified out of AOCI into income:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Interest- Rate Contracts	Foreign- Exchange Contracts	Interest- Rate Contracts	Foreign- Exchange Contracts
Truck, Parts and Other:
Cost of sales and revenues		$1.7		$1.8
Interest and other (income) expense, net		.2		.1
Financial Services:
Interest and other borrowing expenses	$38.5		$31.6

	$38.5	$1.9	$31.6	$1.9

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Interest- Rate Contracts	Foreign- Exchange Contracts	Interest- Rate Contracts	Foreign- Exchange Contracts
Truck, Parts and Other:
Cost of sales and revenues				$(2.3)
Interest and other (income) expense, net		$.5		.3
Financial Services:
Interest and other borrowing expenses	$(46.3)		$(61.9)

	$(46.3)	$.5	$(61.9)	$(2.0)

The amount of loss recorded in AOCI at June 30, 2014 that is estimated to be reclassified to interest expense or cost of sales in the following 12 months if interest rates and exchange rates remain unchanged is approximately $24.7, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The expense (income) recognized in earnings related to economic hedges is as follows:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Interest- Rate Contracts	Foreign- Exchange Contracts	Interest- Rate Contracts	Foreign- Exchange Contracts
Truck, Parts and Other:
Cost of sales and revenues		$(.4)		$(.2)
Interest and other (income) expense, net		1.2		.3
Financial Services:
Interest and other borrowing expenses	$.3	4.3	$.3	4.8

	$.3	$5.1	$.3	$4.9

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Interest- Rate Contracts	Foreign- Exchange Contracts	Interest- Rate Contracts	Foreign- Exchange Contracts
Truck, Parts and Other:
Cost of sales and revenues		$.5		$.4
Interest and other (income) expense, net		(1.3)		.4
Financial Services:
Interest and other borrowing expenses	$(.1)	(4.9)	$(1.4)	(4.6)

	$(.1)	$(5.7)	$(1.4)	$(3.8)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2014. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At June 30, 2014	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$330.3	$330.3
U.S. corporate securities		60.2	60.2
U.S. government and agency securities	$5.3	.3	5.6
Non-U.S. corporate securities		650.7	650.7
Non-U.S. government securities		201.5	201.5
Other debt securities		86.7	86.7

Total marketable debt securities	$5.3	$1,329.7	$1,335.0

Derivatives
Cross currency swaps		$27.3	$27.3
Interest-rate swaps		3.2	3.2
Foreign-exchange contracts		.5	.5

Total derivative assets		$31.0	$31.0

Liabilities:
Derivatives
Cross currency swaps		$38.9	$38.9
Interest-rate swaps		23.6	23.6
Foreign-exchange contracts		4.1	4.1

Total derivative liabilities		$66.6	$66.6

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2013	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$216.1	$216.1
U.S. corporate securities		78.2	78.2
U.S. government and agency securities	$5.2	.3	5.5
Non-U.S. corporate securities		609.3	609.3
Non-U.S. government securities		217.5	217.5
Other debt securities		140.9	140.9

Total marketable debt securities	$5.2	$1,262.3	$1,267.5

Derivatives
Cross currency swaps		$40.9	$40.9
Interest-rate swaps		5.4	5.4
Foreign-exchange contracts		1.7	1.7

Total derivative assets		$48.0	$48.0

Liabilities:
Derivatives
Cross currency swaps		$42.1	$42.1
Interest-rate swaps		25.6	25.6
Foreign-exchange contracts		.9	.9

Total derivative liabilities		$68.6	$68.6

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Financial Services fixed rate loans	$3,675.0	$3,733.3	$3,592.7	$3,627.3

Liabilities:
Truck, Parts and Other fixed rate debt			150.0	151.1
Financial Services fixed rate debt	3,574.2	3,602.9	4,039.1	4,087.0

NOTE K - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Service cost	$17.0	$17.8	$34.0	$36.7
Interest on projected benefit obligation	23.1	20.1	46.1	40.4
Expected return on assets	(32.2)	(29.7)	(64.2)	(59.6)
Amortization of prior service costs	.3	.3	.6	.6
Recognized actuarial loss	5.2	11.1	10.4	22.0

Net pension expense	$13.4	$19.6	$26.9	$40.1

During the three and six months ended June 30, 2014, the Company contributed $4.1 and $8.3 to its pension plans, respectively, and $2.7 and $6.1 for the three and six months ended June 30, 2013, respectively.

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

Consolidated net sales and revenues in the second quarter of 2014 increased to $4.57 billion from $4.30 billion in the second quarter of 2013. In the first six months of 2014, net sales and revenue increased to $8.95 billion from $8.22 billion in the same period in 2013. The Company’s worldwide truck net sales and revenues in the second quarter of 2014 increased to $3.46 billion from $3.27 billion in the second quarter of 2013. In the first six months of 2014, truck net sales increased to $6.78 billion from $6.20 billion in the same period of 2013. Increases in truck sales were primarily due to higher sales volume in the U.S. and Canada and higher price realization for higher content Euro 6 emission vehicles. The Company’s worldwide parts net sales and revenues increased to $778.0 million in the second quarter of 2014 from $709.5 million in the second quarter of 2013. In the first six months of 2014 worldwide parts net sales and revenues increased to $1.50 billion from $1.38 billion in the same period in 2013. Parts growth was primarily due to higher aftermarket demand in the U.S. and Canada and Europe. Financial Services revenues increased to $302.6 million in the second quarter of 2014 from $288.8 million in the second quarter of 2013. In the first six months of 2014, Financial Services revenues increased to $596.3 million from $581.9 million in the same period in 2013. The increase in Financial Services revenues for both periods was primarily due to higher average earning assets.

Second quarter 2014 net income increased to $319.2 million ($.90 per diluted share) from $291.6 million ($.82 per diluted share) in the second quarter of 2013. For the first six months of 2014, net income improved to $593.1 million ($1.67 per diluted share) from $527.7 million ($1.49 per diluted share) in the first six months of 2013. The results reflect improving truck sales in the U.S. and Canada and strong aftermarket Parts and Financial Services results worldwide.

In the second quarter of 2014, DAF introduced a new range of Euro 6 CF and XF four-axle trucks and tractors for heavy-duty applications. These new vehicles expand DAF’s product range in the construction, container and refuse markets and complement DAF’s award-winning Euro 6 on-highway trucks. In addition, Kenworth and Peterbilt launched their new medium-duty cab-over-engine distribution trucks with extensive exterior and interior enhancements.

PACCAR plans to begin construction of a new 176,000 square-foot distribution center in Renton, Washington, in the fourth quarter of 2014. This new facility will more than double the distribution capacity for the Company’s dealers and customers in the northwestern U.S. and western Canada.

In the second quarter and first half of 2014, the Company’s research and development (R&D) expenses were $49.9 million and $102.6 million compared to $61.8 million and $133.9 million in the second quarter and first half of 2013. R&D declined as new truck models and engines began production. R&D is focused on engine and new vehicle development.

Truck and Parts Outlook

Truck industry retail sales in the U.S. and Canada in 2014 are expected to be 230,000-250,000 units compared to 212,200 units in 2013 driven primarily by ongoing replacement of the aging truck population and improving construction and automotive sectors. The truck market in 2014 may also benefit from some expansion of industry fleet capacity, reflecting improved freight demand. In Europe, the 2014 truck industry registrations for over 16-tonne vehicles are expected to be 210,000-230,000 units, compared to 240,800 units in 2013.

PACCAR Inc – Form 10-Q

In 2014, Parts industry aftermarket sales are expected to increase 4-8%, reflecting modest economic growth in the U.S. and Canada and Europe.

Capital investments in 2014 are expected to be $250 to $300 million, focused on enhanced powertrain development and increased operating efficiency for assembly facilities. R&D in 2014 is expected to be $200 to $225 million.

Financial Services Outlook

Average earning assets in 2014 are expected to increase approximately 5%, reflecting higher Financial Services asset levels at the start of the year. Current levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, past due accounts, truck repossessions and credit losses would likely increase from the current low levels.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions, except per share amounts)	2014	2013	2014	2013
Net sales and revenues:
Truck	$3,455.0	$3,270.0	$6,784.2	$6,203.3
Parts	778.0	709.5	1,504.6	1,376.9
Other	34.0	32.2	64.4	62.7

Truck, Parts and Other	4,267.0	4,011.7	8,353.2	7,642.9
Financial Services	302.6	288.8	596.3	581.9

	$4,569.6	$4,300.5	$8,949.5	$8,224.8

Income (loss) before taxes:
Truck	$259.6	$238.4	$471.9	$403.4
Parts	126.7	109.4	238.8	204.7
Other	(2.5)	(4.4)	(11.7)	(14.1)

Truck, Parts and Other	383.8	343.4	699.0	594.0
Financial Services	91.7	81.5	177.2	161.6
Investment income	5.5	8.0	11.3	14.5
Income taxes	(161.8)	(141.3)	(294.4)	(242.4)

Net income	$319.2	$291.6	$593.1	$527.7

Diluted earnings per share	$.90	$.82	$1.67	$1.49

Return on revenues	7.0%	6.8%	6.6%	6.4%

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

PACCAR Inc – Form 10-Q

2014 Compared to 2013:

Truck

The Company’s Truck segment accounted for 75.6% and 75.8% of revenues in the second quarter and first six months of 2014 compared to 76.0% and 75.4% in the second quarter and first six months of 2013.

($ in millions)	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	% Change	2014	2013	% Change
Truck net sales and revenues:
U.S. and Canada	$2,123.2	$1,842.3	15	$4,082.3	$3,452.5	18
Europe	857.7	829.1	3	1,820.3	1,680.5	8
Mexico, South America, Australia and other	474.1	598.6	(21)	881.6	1,070.3	(18)

	$3,455.0	$3,270.0	6	$6,784.2	$6,203.3	9

Truck income before income taxes	$259.6	$238.4	9	$471.9	$403.4	17

Pre-tax return on revenues	7.5%	7.3%		7.0%	6.5%

The Company’s worldwide truck net sales and revenues in the second quarter of 2014 increased to $3.46 billion from $3.27 billion in 2013, primarily due to higher truck deliveries in the U.S. and Canada, higher price realization in Europe related to higher content Euro 6 emission vehicles, partially offset by lower truck deliveries in Europe, Mexico and Australia. The Company’s worldwide truck net sales and revenues in the first six months of 2014 increased to $6.78 billion from $6.20 billion in 2013, primarily due to higher truck deliveries in the U.S., higher price realization in Europe related to higher content Euro 6 emission vehicles, partially offset by lower truck deliveries in Europe, Mexico and Australia.

For the second quarter and first half of 2014, Truck segment income before income taxes and pre-tax return on revenues reflect higher truck unit deliveries in the U.S. and lower R&D spending, partially offset by lower deliveries in foreign markets.

The Company’s new truck deliveries are summarized below:

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	% Change	2014	2013	% Change
U.S.	17,800	15,300	16	33,900	28,000	21
Canada	2,700	2,600	4	5,200	5,300	(2)

U.S. and Canada	20,500	17,900	15	39,100	33,300	17
Europe	8,900	11,100	(20)	18,200	21,700	(16)
Mexico, South America, Australia and other	4,300	5,700	(25)	8,200	10,300	(20)

Total units	33,700	34,700	(3)	65,500	65,300

In the first six months of 2014, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 113,600 units from 99,600 units in the same period of 2013. The Company’s heavy-duty truck retail market share was 27.3% in the first half of 2014 compared to 27.6% in the first half of 2013. The medium-duty market was 36,000 units in the first half of 2014 compared to 32,800 units in the same period of 2013. The Company’s medium-duty market share was 15.5% in the first six months of 2014 compared to 14.1% in the first six months of 2013.

PACCAR Inc – Form 10-Q

The over 16-tonne truck market in Western and Central Europe in the first six months of 2014 was 109,000 units, a 5% increase from 103,700 units in the first six months of 2013. The largest increases were in Germany, Spain and Czech Republic, partially offset by reductions in the U.K., France and the Netherlands. The Company’s market share was 12.6% in the first six months of 2014, a decrease from 15.8% in the same period of 2013. The decrease in market share was primarily due to lower DAF registrations in the U.K. and the Netherlands which were impacted by the Euro 5/Euro 6 transition rules. The 6- to 16-tonne market in the first six months of 2014 was 22,800 units compared to 25,800 units in the first six months of 2013. DAF market share in the 6- to 16-tonne market in the first six months of 2014 was 7.6% compared to 11.4% in the same period of 2013. The decline in market share is a result of reduced registrations in the U.K. which were also affected by the Euro 5/Euro 6 transition rules.

The major factors for the change in net sales and revenues, cost of sales and revenues and gross margin for the three months ended June 30, 2014 for the Truck segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Three Months Ended June 30, 2013	$3,270.0	$2,943.3	$326.7
Increase (decrease)
Truck delivery volume	37.4	40.5	(3.1)
Average truck sales prices	139.9		139.9
Average per truck material, labor and other direct costs		124.9	(124.9)
Factory overhead and other indirect costs		3.9	(3.9)
Operating leases	(2.7)	(4.1)	1.4
Currency translation	10.4	9.5	.9

Total increase	185.0	174.7	10.3

Three Months Ended June 30, 2014	$3,455.0	$3,118.0	$337.0

•	Truck delivery volume reflects higher truck deliveries in the U.S. and Canada which resulted in higher sales ($275.5 million) and cost of sales ($228.8 million), partially offset by lower deliveries in Europe, Mexico and Australia which lowered sales ($248.1 million) and cost of sales ($198.4 million).

•	Average truck sales prices increased sales by $139.9 million, primarily due to higher content Euro 6 emission vehicles in Europe ($90.5 million) and improved price realization in the U.S. and Canada ($35.3 million).

•	Cost of sales increased $124.9 million due to higher average cost per truck, primarily from the effect of higher content Euro 6 emission vehicles in Europe ($113.7 million).

•	Factory overhead and other indirect costs increased $3.9 million primarily due to higher salaries and related costs ($6.8 million) and depreciation expense ($4.4 million), partially offset by lower Euro 6 project expenses ($6.6 million).

•	Operating lease revenues and cost of sales decreased due to lower volume of expiring contracts. Gross margins improved due to higher average margins in the portfolio.

•	Truck gross margin in the second quarter of 2014 of 9.8% decreased slightly from 10.0% in the same period in 2013 due to the factors noted above.

PACCAR Inc – Form 10-Q

The major factors for the change in net sales and revenues, cost of sales and revenues and gross margin for the six months ended June 30, 2014 for the Truck segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Six Months Ended June 30, 2013	$6,203.3	$5,609.6	$593.7
Increase (decrease)
Truck delivery volume	276.9	251.3	25.6
Average truck sales prices	288.3		288.3
Average per truck material, labor and other direct costs		243.6	(243.6)
Factory overhead and other indirect costs		34.2	(34.2)
Operating leases	15.7	12.2	3.5
Currency translation		(.2)	.2

Total increase	580.9	541.1	39.8

Six Months Ended June 30, 2014	$6,784.2	$6,150.7	$633.5

•	Truck delivery volume reflects higher deliveries in the U.S. which resulted in higher sales ($610.5 million) and cost of sales ($518.9 million), partially offset by lower truck deliveries in Mexico, Europe and Australia with lower sales ($363.0 million) and cost of sales ($290.2 million).

•	Average truck sales prices increased sales by $288.3 million, primarily due to higher content Euro 6 emission vehicles in Europe ($183.1 million) and improved price realization in the U.S. and Canada ($74.3 million).

•	Cost of sales increased $243.6 million due to higher average cost per truck, primarily from the effect of higher content Euro 6 emission vehicles in Europe ($205.2 million).

•	Factory overhead and other indirect costs increased $34.2 million primarily due to higher salaries and related costs ($31.6 million) and depreciation expense ($12.0 million), partially offset by lower Euro 6 project expenses ($11.7 million).

•	Operating lease revenues and depreciation expense increased due to a higher operating lease portfolio in Europe.

•	Truck gross margin in the first six months of 2014 of 9.3% decreased slightly from 9.6% in the same period in 2013 due to the factors noted above.

Truck selling, general and administrative (SG&A) expenses of $50.1 million in the second quarter of 2014 was comparable to $50.4 million in the second quarter of 2013. In the first six months of 2014, Truck SG&A of $104.1 million was comparable to $103.5 million in the first six months of 2013.

As a percentage of sales, Truck SG&A for both second quarter of 2014 and 2013 was 1.5%. For the first six months of 2014, Truck SG&A as a percentage of sales decreased to 1.5% from 1.7% in the first six months of 2013, reflecting higher sales volume.

PACCAR Inc – Form 10-Q

Parts

The Company’s Parts segment accounted for 17.0% and 16.8% of revenues in the second quarter and first six months of 2014 compared to 16.5% and 16.7% in the second quarter and first six months of 2013.

($ in millions)	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	% Change	2014	2013	% Change
Parts net sales and revenues:
U.S. and Canada	$464.4	$408.7	14	$888.4	$791.4	12
Europe	220.6	204.6	8	438.8	404.6	8
Mexico, South America, Australia and other	93.0	96.2	(3)	177.4	180.9	(2)

	$778.0	$709.5	10	$1,504.6	$1,376.9	9

Parts income before income taxes	$126.7	$109.4	16	$238.8	$204.7	17

Pre-tax return on revenues	16.3%	15.4%		15.9%	14.9%

The Company’s worldwide parts net sales and revenues increased in the second quarter and first six months of 2014 due to higher aftermarket demand, primarily in the U.S., Canada and Europe. The increase in Parts segment income before taxes and pre-tax return on revenues in the second quarter and first six months of 2014 was primarily due to higher sales.

The major factors for the change in net sales and revenues, cost of sales and revenues and gross margin for the three months ended June 30, 2014 for the Parts segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Three Months Ended June 30, 2013	$709.5	$524.6	$184.9
Increase (decrease)
Aftermarket parts volume	51.3	31.6	19.7
Average aftermarket parts sales prices	9.8		9.8
Average aftermarket parts direct costs		13.9	(13.9)
Warehouse and other indirect costs		1.2	(1.2)
Currency translation	7.4	4.5	2.9

Total increase	68.5	51.2	17.3

Three Months Ended June 30, 2014	$778.0	$575.8	$202.2

•	Higher market demand, primarily in the U.S., Canada and Europe, resulted in increased aftermarket parts sales volume of $51.3 million and related cost of sales by $31.6 million.

•	Average aftermarket parts sales prices increased sales by $9.8 million reflecting improved price realization.

•	Average aftermarket parts direct costs increased $13.9 million due to higher material costs.

•	Warehouse and other indirect costs increased $1.2 million primarily due to additional costs to support higher sales volume.

•	Parts gross margins in the second quarter of 2014 of 26.0% decreased from 26.1% in the second quarter of 2013 due to the factors noted above.

PACCAR Inc – Form 10-Q

The major factors for the change in net sales and revenues, cost of sales and revenues and gross margin for the six months ended June 30, 2014 for the Parts segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Six Months Ended June 30, 2013	$1,376.9	$1,022.2	$354.7
Increase (decrease)
Aftermarket parts volume	80.4	51.5	28.9
Average aftermarket parts sales prices	38.4		38.4
Average aftermarket parts direct costs		33.3	(33.3)
Warehouse and other indirect costs		3.0	(3.0)
Currency translation	8.9	4.9	4.0

Total increase	127.7	92.7	35.0

Six Months Ended June 30, 2014	$1,504.6	$1,114.9	$389.7

•	Higher market demand, primarily in the U.S., Canada and Europe, resulted in increased aftermarket parts sales volume of $80.4 million and related cost of sales by $51.5 million.

•	Average aftermarket parts sales prices increased sales by $38.4 million reflecting improved price realization.

•	Average aftermarket parts direct costs increased $33.3 million due to higher material costs.

•	Warehouse and other indirect costs increased $3.0 million primarily due to additional costs to support higher sales volume.

•	Parts gross margins in the first half of 2014 of 25.9% increased from 25.8% in the first half of 2013 due to the factors noted above.

Parts SG&A for the second quarter increased to $52.5 million in 2014 from $51.0 million in 2013, and in the first half of 2014, Parts SG&A increased to $104.3 million from $101.8 million in 2013. The increase in both periods was primarily due to higher salaries and related expenses.

As a percentage of sales, Parts SG&A decreased to 6.7% in the second quarter of 2014 from 7.2% in the second quarter of 2013 due to higher sales volume. For the first six months of 2014, Parts SG&A as a percentage of sales was 6.9%, down from 7.4% in the first six months of 2013, reflecting higher sales volume.

PACCAR Inc – Form 10-Q

Financial Services

The Company’s Financial Services segment accounted for 6.6% and 6.7% of revenues in the second quarter and first six months of 2014 compared to 6.7% and 7.1% in the second quarter and first six months of 2013.

($ in millions)	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	% Change	2014	2013	% Change
New loan and lease volume:
U.S. and Canada	$780.4	$704.2	11	$1,260.4	$1,181.0	7
Europe	249.8	199.2	25	474.8	390.5	22
Mexico and Australia	170.8	243.0	(30)	329.1	436.9	(25)

	$1,201.0	$1,146.4	5	$2,064.3	$2,008.4	3
New loan and lease volume by product:
Loans and finance leases	$903.4	$894.5	1	$1,614.3	$1,575.1	2
Equipment on operating lease	297.6	251.9	18	450.0	433.3	4

	$1,201.0	$1,146.4	5	$2,064.3	$2,008.4	3
New loan and lease unit volume:
Loans and finance leases	8,500	8,420	1	15,300	15,120	1
Equipment on operating lease	2,730	2,440	12	4,230	4,240

	11,230	10,860	3	19,530	19,360	1
Average earning assets:
U.S. and Canada	$6,650.8	$6,254.7	6	$6,588.6	$6,221.6	6
Europe	2,787.8	2,384.1	17	2,761.7	2,380.3	16
Mexico and Australia	1,730.1	1,781.8	(3)	1,725.1	1,758.4	(2)

	$11,168.7	$10,420.6	7	$11,075.4	$10,360.3	7
Average earning assets by product:
Loans and finance leases	$7,264.1	$6,790.5	7	$7,215.3	$6,788.3	6
Dealer wholesale financing	1,469.5	1,448.8	1	1,452.2	1,417.8	2
Equipment on lease and other	2,435.1	2,181.3	12	2,407.9	2,154.2	12

	$11,168.7	$10,420.6	7	$11,075.4	$10,360.3	7
Revenues:
U.S. and Canada	$159.2	$153.5	4	$312.6	$314.3	(1)
Europe	81.2	73.9	10	161.3	146.2	10
Mexico and Australia	62.2	61.4	1	122.4	121.4	1

	$302.6	$288.8	5	$596.3	$581.9	2
Revenues by product:
Loans and finance leases	$101.6	$101.6		$202.1	$202.8
Dealer wholesale financing	13.1	13.4	(2)	25.5	26.0	(2)
Equipment on lease and other	187.9	173.8	8	368.7	353.1	4

	$302.6	$288.8	5	$596.3	$581.9	2

Income before income taxes	$91.7	$81.5	13	$177.2	$161.6	10

New loan and lease volume of $1,201.0 million and $2,064.3 million in the second quarter and first six months of 2014, respectively, was comparable to $1,146.4 million and $2,008.4 million in the second quarter and first six months of 2013. In the second quarter of 2014, finance market share on new PACCAR trucks sales was 30.4% compared to 29.9% in the second quarter of 2013, reflecting higher market share in Europe. In the first six months of 2014, finance market share on new PACCAR trucks sales was 28.8%, comparable to 29.0% in the same period of 2013.

PACCAR Inc – Form 10-Q

In the second quarter of 2014, Financial Services revenues increased to $302.6 million from $288.8 million in 2013, and in the first six months of 2014, Financial Services revenues increased to $596.3 million from $581.9 million in 2013. The increase for both periods was primarily due to higher average earning asset balances, offset by lower yields. Income before income taxes increased to $91.7 million in the second quarter of 2014 from $81.5 million in 2013, and for the first six months of 2014, income before income taxes increased to $177.2 million from $161.6 million in 2013. The increase in income before income taxes for both periods was primarily due to higher finance and lease margins and a lower provision for losses on receivables.

The major factors for the change in interest and fees, interest and other borrowing expenses and finance margin for the three months ended June 30, 2014 are outlined in the table below:

($ in millions)	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Three Months Ended June 30, 2013	$115.0	$39.4	$75.6
Increase (decrease)
Average finance receivables	6.5		6.5
Average debt balances		1.4	(1.4)
Yields	(6.6)		(6.6)
Borrowing rates		(7.1)	7.1
Currency translation	(.2)		(.2)

Total (decrease) increase	(.3)	(5.7)	5.4

Three Months Ended June 30, 2014	$114.7	$33.7	$81.0

•	Average finance receivables increased $492.1 million (excluding foreign exchange effects) in the second quarter of 2014 as a result of retail portfolio new business volume exceeding repayments and an increase in dealer wholesale financing.

•	Average debt balances increased $353.2 million in the second quarter of 2014. The higher average debt balances reflect funding for a higher average earning asset portfolio, including loans, finance leases and equipment on operating leases.

•	Lower market rates resulted in lower portfolio yields (5.3% in 2014 compared to 5.6% in 2013) and lower borrowing rates (1.6% in 2014 compared to 2.0% in 2013).

The major factors for the change in interest and fees, interest and other borrowing expenses and finance margin for the six months ended June 30, 2014 are outlined in the table below:

($ in millions)	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Six Months Ended June 30, 2013	$228.8	$78.3	$150.5
Increase (decrease)
Average finance receivables	13.5		13.5
Average debt balances		3.4	(3.4)
Yields	(12.7)		(12.7)
Borrowing rates		(10.8)	10.8
Currency translation	(2.0)	(.6)	(1.4)

Total (decrease) increase	(1.2)	(8.0)	6.8

Six Months Ended June 30, 2014	$227.6	$70.3	$157.3

•	Average finance receivables increased $509.1 million (excluding foreign exchange effects) in the first six months of 2014 as a result of retail portfolio new business volume exceeding repayments and an increase in dealer wholesale financing.

PACCAR Inc – Form 10-Q

•	Average debt balances increased $400.9 million in the first six months of 2014. The higher average debt balances reflect funding for a higher average earning asset portfolio, including loans, finance leases and equipment on operating leases.

•	Lower market rates resulted in lower portfolio yields (5.3% in 2014 compared to 5.6% in 2013) and lower borrowing rates (1.7% in 2014 compared to 2.0% in 2013).

The following table summarizes operating lease, rental and other revenues and depreciation and other expense:

($ in millions)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Operating lease revenues	$180.7	$163.1	$354.2	$320.5
Used truck sales and other	7.2	10.7	14.5	32.6

Operating lease, rental and other revenues	$187.9	$173.8	$368.7	$353.1

Depreciation of operating lease equipment	$117.0	$105.8	$231.8	$207.1
Vehicle operating expenses	26.9	24.3	52.3	47.6
Cost of used truck sales and other	4.5	8.8	8.6	28.3

Depreciation and other expense	$148.4	$138.9	$292.7	$283.0

The major factors for the change in operating lease, rental and other revenues, depreciation and other expense and lease margin for the three months ended June 30, 2014 are outlined below:

($ in millions)	Operating Lease, Rental and Other Revenues	Depreciation and Other Expense	Lease Margin
Three Months Ended June 30, 2013	$173.8	$138.9	$34.9
Increase (decrease)
Operating lease impairments		.5	(.5)
Used truck sales	(3.4)	(3.4)
Results on returned lease assets		(3.2)	3.2
Average operating lease assets	10.5	8.0	2.5
Revenue and cost per asset	4.8	5.9	(1.1)
Currency translation and other	2.2	1.7	.5

Total increase	14.1	9.5	4.6

Three Months Ended June 30, 2014	$187.9	$148.4	$39.5

•	A lower volume of used truck sales decreased operating lease, rental and other revenues by $3.4 million and decreased depreciation and other expense by $3.4 million.

•	Average operating lease assets increased $253.8 million, which increased revenues by $10.5 million and related depreciation and other expense by $8.0 million.

•	Revenue and cost per asset increased $4.8 million and $5.9 million, respectively. Operating lease margin decreased by $1.1 million mainly due to lower fleet utilization and higher vehicle related expenses.

PACCAR Inc – Form 10-Q

The major factors for the change in operating lease, rental and other revenues, depreciation and other expense and lease margin for the six months ended June 30, 2014 are outlined below:

($ in millions)	Operating Lease, Rental and Other Revenues	Depreciation and Other Expense	Lease Margin
Six Months Ended June 30, 2013	$353.1	$283.0	$70.1
Increase (decrease)
Operating lease impairments		.2	(.2)
Used truck sales	(17.8)	(18.2)	.4
Results on returned lease assets		(2.8)	2.8
Average operating lease assets	23.2	18.1	5.1
Revenue and cost per asset	7.0	10.2	(3.2)
Currency translation and other	3.2	2.2	1.0

Total increase	15.6	9.7	5.9

Six Months Ended June 30, 2014	$368.7	$292.7	$76.0

•	A lower volume of used truck sales decreased operating lease, rental and other revenues by $17.8 million and decreased depreciation and other expense by $18.2 million.

•	Average operating lease assets increased $253.7 million, which increased revenues by $23.2 million and related depreciation and other expense by $18.1 million.

•	Revenue and cost per asset increased $7.0 million and $10.2 million, respectively. Operating lease margin decreased by $3.2 million due to lower fleet utilization and higher vehicle related expenses.

The following table summarizes the provision for losses on receivables and net charge-offs:

($ in millions)	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Provision For Losses on Receivables	Net Charge-Offs	Provision For Losses on Receivables	Net Charge-Offs
U.S. and Canada	$1.4	$1.5	$2.9	$2.0
Europe	1.2	.9	3.4	3.1
Mexico and Australia	1.4	1.3	1.4	1.3

	$4.0	$3.7	$7.7	$6.4

($ in millions)	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Provision For Losses on Receivables	Net Charge-Offs	Provision For Losses on Receivables	Net Charge-Offs
U.S. and Canada	$2.1	$.8	$4.0	$2.4
Europe	2.6	6.5	5.7	8.0
Mexico and Australia	.6		2.1	.4

	$5.3	$7.3	$11.8	$10.8

PACCAR Inc – Form 10-Q

The provision for losses on receivables was $4.0 million for the second quarter of 2014, a decrease of $1.3 million compared to the same period in 2013, reflecting improved portfolio performance in the U.S., Canada and Europe. For the first half of 2014, the provision for losses was $7.7 million, a decrease of $4.1 million compared to the same period in 2013 due to improved portfolio performance in all regions.

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

The post-modification balance of accounts modified during the six months ended June 30, 2014 and 2013 are summarized below:

($ in millions) Six Months Ended June 30,	2014		2013
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$100.7	2.7%	$139.0	4.1%
Insignificant delay	47.7	1.3%	69.1	2.0%
Credit - no concession	11.8	.3%	15.0	.5%
Credit - TDR	6.7	.2%	8.3	.2%

	$166.9	4.5%	$231.4	6.8%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first six months of 2014, total modification activity decreased compared to 2013 primarily due to lower modifications for commercial reasons and insignificant delays. The decrease in commercial modifications primarily reflects lower levels of additional equipment financed and end-of-contract modifications. The decline in modifications for insignificant delays reflect 2013 extensions granted to two customers in Australia primarily due to business disruptions arising from flooding.

The following table summarizes the Company’s 30+ days past due accounts:

	June 30 2014	December 31 2013	June 30 2013
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.2%	.3%	.3%
Europe	.9%	.7%	1.8%
Mexico and Australia	2.0%	1.4%	1.4%

Worldwide	.6%	.5%	.7%

Accounts 30+ days past due were .6% at June 30, 2014 and have increased .1% from December 31, 2013 due to higher past due accounts in Europe, Australia and Mexico. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $4.3 million of accounts worldwide during the second quarter of 2014, $4.9 million during the fourth quarter of 2013 and $10.9 million during the second quarter of 2013 that were 30+ days past due and became current at the

PACCAR Inc – Form 10-Q

time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	June 30 2014	December 31 2013	June 30 2013
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.2%	.3%	.3%
Europe	1.1%	.8%	2.0%
Mexico and Australia	2.1%	1.7%	2.1%

Worldwide	.7%	.6%	.9%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at June 30, 2014, December 31, 2013 and June 30, 2013. The effect on the allowance for credit losses from such modifications was not significant at June 30, 2014, December 31, 2013 and June 30, 2013.

For the second quarter and first six months of 2014, the Company’s annualized pre-tax return on average earning assets for Financial Services was 3.3% and 3.1% compared to 3.2% and 3.1% for the same periods in 2013.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expense. Other sales represent approximately 1% of consolidated net sales and revenues for both the second quarter and first six months of 2014 and 2013. Other SG&A for the second quarter was $12.3 million in 2014 and $10.7 million in 2013, and for the first six months, Other SG&A was $27.8 million in 2014 compared to $24.6 million in 2013. The increase in SG&A for both periods was primarily due to higher salaries and related expenses. For the second quarter, other income (loss) before tax was a loss of $2.5 million in 2014 and a loss of $4.4 million in 2013. For the first six months, other income (loss) before tax was a loss of $11.7 million in 2014 compared to a loss of $14.1 million in 2013. The lower loss for both periods was primarily due to higher income before tax from the winch business.

Investment income for the second quarter was $5.5 million in 2014 compared to $8.0 million in 2013, and for the first six months, investment income was $11.3 million in 2014 compared to $14.5 million in 2013. The lower investment income in the second quarter and first six months of 2014 primarily reflects lower yields on investments due to lower market interest rates, partially offset by higher average investment balances.

The effective income tax rate in the second quarter of 2014 of 33.6% increased from 32.6% in the same period of 2013, and the effective income tax rate in the first half of 2014 of 33.2% increased from 31.5% in the same period of 2013. The increases in the effective tax rates for the second quarter and first half were primarily due to a higher proportion of income generated in higher taxed jurisdictions in 2014 as compared to 2013.

PACCAR Inc – Form 10-Q

($ in millions)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Domestic income before taxes	$308.3	$194.2	$538.5	$341.4
Foreign income before taxes	172.7	238.7	349.0	428.7

Total income before taxes	$481.0	$432.9	$887.5	$770.1

Domestic pre-tax return on revenues	12.6%	9.2%	11.5%	8.7%
Foreign pre-tax return on revenues	8.1%	10.9%	8.2%	10.0%

Total pre-tax return on revenues	10.5%	10.1%	9.9%	9.4%

For the second quarter and first six months of 2014, the improvement in income before income taxes and return on revenues for domestic operations was primarily due to higher revenues from truck and parts operations and higher truck margins. The lower income before income taxes and return on revenues for foreign operations were primarily due to lower revenues and margins from truck operations from all foreign truck markets.

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)	June 30 2014	December 31 2013
Cash and cash equivalents	$1,380.3	$1,750.1
Marketable debt securities	1,335.0	1,267.5

	$2,715.3	$3,017.6

The Company’s total cash and marketable debt securities at June 30, 2014 decreased $302.3 million from the balances at December 31, 2013 primarily due to a decrease in cash and cash equivalents.

The change in cash and cash equivalents is summarized below:

($ in millions)
Six Months Ended June 30,	2014	2013
Operating activities:
Net income	$593.1	$527.7
Net income items not affecting cash	422.2	407.2
Changes in operating assets and liabilities, net	(174.5)	217.7

Net cash provided by operating activities	840.8	1,152.6
Net cash used in investing activities	(653.2)	(938.0)
Net cash used in financing activities	(565.7)	(2.0)
Effect of exchange rate changes on cash	8.3	(43.1)

Net (decrease) increase in cash and cash equivalents	(369.8)	169.5
Cash and cash equivalents at beginning of the period	1,750.1	1,272.4

Cash and cash equivalents at end of the period	$1,380.3	$1,441.9

Operating activities: Cash provided by operations was $840.8 million in the first half of 2014 compared to $1,152.6 million in 2013. Lower operating cash flow was primarily due to a lower inflow for purchases of goods and services in accounts payable and accrued expenses in excess of payments of $245.3 million. In addition, there were higher cash outflows due to a decrease in cash receipts for sales of goods and services in accounts receivable exceeding sales of $95.0 million, a higher increase in net purchases of inventories of $81.3 million and a higher decrease in income tax liabilities of $43.9 million. These cash outflows were partially offset by $65.4 million of higher net income and $131.7 million from Financial Services segment wholesale receivables, whereby cash receipts exceeded sales in 2014 ($64.8 million) versus sales exceeding cash receipts in 2013 ($66.9 million).

PACCAR Inc – Form 10-Q

Investing activities: Cash used in investing activities of $653.2 million decreased $284.8 million from the $938.0 million used in the first half of 2013, primarily due to lower payments for property, plant and equipment of $111.7 million and lower cash used in the acquisitions of equipment for operating leases of $74.4 million. In addition, net new loan and lease originations in the Financial Services segment in the first half of 2014 were $107.9 million lower than in the first half of 2013.

Financing activities: Cash used in financing activities increased to $565.7 million from $2.0 million in the first half of 2013. The Company paid $467.8 million of dividends in the first half of 2014 compared to the $141.4 million paid in the first half of 2013, an increase of $326.4 million. The higher dividends in 2014 reflect a special dividend declared in 2013 and paid in early 2014. In 2013, there was no special dividend payment, as the 2012 special dividend was declared and paid in 2012. In addition, in the first half of 2014, the Company issued $951.5 million of long-term debt and $243.7 million of commercial paper and short-term bank loans to repay long-term debt of $1,306.4 million. In the first half of 2013, the Company issued $1,345.1 million in long-term debt to reduce its outstanding commercial paper and short-term bank loans of $657.7 million and long-term debt of $565.5 million. This resulted in cash used in borrowing activities of $111.2 million in the first half of 2014, $233.1 million higher than the cash provided by borrowing activities of $121.9 million in the first half of 2013.

Credit Lines and Other

The Company has line of credit arrangements of $3.50 billion, of which $3.30 billion were unused at June 30, 2014. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion matures in June 2015, $1.0 billion matures in June 2018 and $1.0 billion matures in June 2019. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the six months ended June 30, 2014.

In December 2011, PACCAR Inc filed a shelf registration under the Securities Act of 1933. The current registration expires in the fourth quarter of 2014 and does not limit the principal amount of debt securities that may be issued during the period. Upon maturity in February 2014, $500.0 million of medium-term notes, of which $150.0 million was manufacturing debt, were repaid in full. There were no medium-term notes outstanding for PACCAR Inc as of June 30, 2014.

In December 2011, PACCAR’s Board of Directors approved the repurchase of $300.0 million of the Company’s common stock, and as of June 30, 2014, $192.0 million of shares have been repurchased pursuant to the authorization.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for property, plant and equipment in the first half of 2014 decreased to $108.9 million from $209.2 million, as the first half of 2013 included higher spending for new product development and construction of the Eindhoven parts distribution center in Europe and DAF Brasil factory. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $5.81 billion, which have significantly increased operating capacity and efficiency of its facilities and the competitive advantage of the Company’s premium products.

PACCAR Inc – Form 10-Q

In 2014, capital investments are expected to be approximately $250 to $300 million and are targeted for enhanced powertrain development and increased operating efficiency of the Company’s assembly facilities. Spending on R&D in 2014 is expected to be $200 to $225 million as PACCAR will continue to focus on new products and services.

The Company conducts business in Spain, Italy, Portugal, Ireland and Greece, which have been experiencing significant financial stress. As of June 30, 2014, the Company had finance and trade receivables in these countries of approximately 1% of consolidated total assets. As of June 30, 2014, the Company did not have any marketable debt security investments in corporate or sovereign government securities in these countries. In addition, the Company had no derivative counterparty credit exposures in these countries as of June 30, 2014.

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

In November 2012, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of June 30, 2014 was $4.05 billion. The registration expires in November 2015 and does not limit the principal amount of debt securities that may be issued during that period.

As of June 30, 2014, the Company’s European finance subsidiary, PACCAR Financial Europe, had €417.6 million available for issuance under a €1.50 billion medium-term note program registered with the London Stock Exchange. The program was renewed in the second quarter of 2014 and is renewable annually through the filing of a new prospectus.

In April 2011, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in 2016 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At June 30, 2014, 8.44 billion pesos remained available for issuance.

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

PACCAR Inc – Form 10-Q

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

There were no material changes in the Company’s market risk during the six months ended June 30, 2014. For additional information, refer to Item 7A as presented in the 2013 Annual Report on Form 10-K.

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

For Items 3, 4 and 5, there was no reportable information for the six months ended June 30, 2014.

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

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2013 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2014.

PACCAR Inc – Form 10-Q

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the six months ended June 30, 2014.

(c)	Issuer purchases of equity securities.

On December 6, 2011, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of June 30, 2014, $192.0 million of shares have been repurchased under this plan. There were no repurchases made under this plan during the first six months of 2014.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	August 7, 2014	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc – Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)	Articles of Incorporation:

	(a)	Restated Certificate of Incorporation of PACCAR Inc	8-K	September 19, 2005	99.3	001-14817

	(b)	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008	10-Q	May 2, 2008	3(b)	001-14817

(ii)	Bylaws:

	(a)	Second Amended and Restated Bylaws of PACCAR Inc	8-K	July 13, 2012	3(ii)	001-14817

	(b)	Third Amended and Restated Bylaws of PACCAR Inc	8-K	December 13, 2013	3(ii)	001-14817

(4)	Instruments defining the rights of security holders, including indentures:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Form of InterNotes, Series B (PACCAR Financial Corp.)	S-3	November 7, 2012	4.4	333-184808

	(e)	Indenture for Senior Debt Securities dated as of December 19, 2011 between PACCAR Inc and The Bank of New York Mellon Trust Company, N.A.	S-3	December 19, 2011	4.1	333-178607

	(f)	Forms of Medium-Term Note, Series B (Fixed- and Floating-Rate)	S-3	December 19, 2011	4.2A and 4.2B	333-178607

	(g)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V.	10-Q	November 7, 2013	4(i)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(h)	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	10(v)	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(g)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 29, 2012	10(g)	001-14817

	(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	DEF14A	March 10, 2011	Appendix B	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan	DEF14A	March 10, 2011	Appendix A	001-14817

	(j)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

	(k)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(l)	PACCAR Inc Long Term Incentive Plan, 2014 Form of Nonstatutory Stock Option Agreement	10-Q	August 7, 2013	10(l)	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	8-K	February 5, 2007	99.1	001-14817

	(n)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement	10-K	February 26, 2010	10(m)	001-14817

	(o)	PACCAR Inc Long Term Incentive Plan, Alternate Form of Restricted Stock Award Agreement	10-K	March 1, 2011	10(n)	001-14817

	(p)	PACCAR Inc Long Term Incentive Plan, 2011 Form of Share Match Restricted Stock Award Agreement	10-K	March 1, 2011	10(p)	001-14817

	(q)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective January 1, 2009	10-K	March 1, 2011	10(r)	001-14817

	(r)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities	8-K	May 16, 2007	10.1	001-14817

	(s)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	10-Q	October 27, 2008	10(o)	001-14817

	(t)	Second Amendment to Memorandum of Understanding dated as of September 26, 2013, by and among PACCAR Engine Company, the Mississippi Development Authority and the Mississippi Major Economic Impact Authority	10-Q	November 7, 2013	10(u)	001-14817

(12)		Statements Re: Computation of Ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the six months ended June 30, 2014 and 2013*

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2009 – 2013	10-K	February 27, 2014	12(a)	001-14817

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

(a)		Certification of Principal Executive Officer*

(b)		Certification of Principal Financial Officer*

(32)		Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		XBRL Instance Document*

(101.SCH)		XBRL Taxonomy Extension Schema Document*

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith