Form 10-Q
period 2014-09-30
PACCAR INC
filed 2014-11-06
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Common Stock, $1 par value – 354,104,279 shares as of October 31, 2014

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
TRUCK, PARTS AND OTHER:
Net sales and revenues	$4,622.5	$4,006.6	$12,975.7	$11,649.5

Cost of sales and revenues	4,006.3	3,491.1	11,321.2	10,175.0
Research and development	50.5	56.6	153.1	190.5
Selling, general and administrative	112.4	111.1	348.6	341.1
Interest and other expense, net	3.5	3.3	4.0	4.4

	4,172.7	3,662.1	11,826.9	10,711.0

Truck, Parts and Other Income Before Income Taxes	449.8	344.5	1,148.8	938.5

FINANCIAL SERVICES:
Interest and fees	118.0	116.4	345.6	345.2
Operating lease, rental and other revenues	187.9	177.1	556.6	530.2

Revenues	305.9	293.5	902.2	875.4

Interest and other borrowing expenses	32.6	37.9	102.9	116.2
Depreciation and other expense	147.3	140.2	440.0	423.2
Selling, general and administrative	24.3	23.6	72.7	70.8
Provision for losses on receivables	4.8	3.6	12.5	15.4

	209.0	205.3	628.1	625.6

Financial Services Income Before Income Taxes	96.9	88.2	274.1	249.8

Investment income	5.7	7.3	17.0	21.8

Total Income Before Income Taxes	552.4	440.0	1,439.9	1,210.1

Income taxes	181.0	130.6	475.4	373.0

Net Income	$371.4	$309.4	$964.5	$837.1

Net Income Per Share:
Basic	$1.05	$.87	$2.72	$2.36
Diluted	$1.04	$.87	$2.71	$2.36

Weighted Average Number of Common Shares Outstanding:
Basic	355.2	354.4	355.1	354.1
Diluted	356.3	355.4	356.2	355.0

Dividends declared per share	$.22	$.20	$.64	$.60

Comprehensive Income	$109.3	$428.2	$757.2	$805.5

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	September 30 2014	December 31 2013*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$1,540.0	$1,657.7
Trade and other receivables, net	1,313.4	1,019.6
Marketable debt securities	1,320.6	1,267.5
Inventories, net	988.1	813.6
Other current assets	308.3	308.1

Total Truck, Parts and Other Current Assets	5,470.4	5,066.5

Equipment on operating leases, net	937.8	1,038.3
Property, plant and equipment, net	2,383.6	2,513.3
Other noncurrent assets, net	466.6	477.3

Total Truck, Parts and Other Assets	9,258.4	9,095.4

FINANCIAL SERVICES:
Cash and cash equivalents	108.4	92.4
Finance and other receivables, net	8,852.6	8,812.1
Equipment on operating leases, net	2,318.2	2,290.1
Other assets	488.5	435.5

Total Financial Services Assets	11,767.7	11,630.1

	$21,026.1	$20,725.5

*	The December 31, 2013 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	September 30 2014	December 31 2013*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,598.1	$2,155.0
Dividend payable		318.8
Current portion of long-term debt		150.0

Total Truck, Parts and Other Current Liabilities	2,598.1	2,623.8

Residual value guarantees and deferred revenues	982.8	1,093.8
Other liabilities	772.8	734.4

Total Truck, Parts and Other Liabilities	4,353.7	4,452.0

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	380.0	391.7
Commercial paper and bank loans	2,925.8	2,508.9
Term notes	5,292.4	5,765.3
Deferred taxes and other liabilities	911.5	973.3

Total Financial Services Liabilities	9,509.7	9,639.2

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: Authorized 1.0 million shares, none issued
Common stock, $1 par value: Authorized 1.2 billion shares, issued 354.8 and 354.3 million shares	354.8	354.3
Additional paid-in capital	138.2	106.2
Treasury stock, at cost - .6 million shares and nil shares	(34.1)
Retained earnings	6,902.4	6,165.1
Accumulated other comprehensive (loss) income	(198.6)	8.7

Total Stockholders’ Equity	7,162.7	6,634.3

	$21,026.1	$20,725.5

*	The December 31, 2013 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Nine Months Ended September 30
	2014	2013
OPERATING ACTIVITIES:
Net income	$964.5	$837.1
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	201.7	150.4
Equipment on operating leases and other	475.9	438.3
Provision for losses on financial services receivables	12.5	15.4
Other, net	(68.8)	54.3
Change in operating assets and liabilities:
Trade and other receivables	(295.3)	(185.5)
Wholesale receivables on new trucks	(90.8)	(207.3)
Sales-type finance leases and dealer direct loans on new trucks	(37.5)	(19.0)
Inventories	(219.6)	(117.3)
Accounts payable and accrued expenses	467.6	511.0
Income taxes, warranty and other	191.4	222.9

Net Cash Provided by Operating Activities	1,601.6	1,700.3

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(2,242.1)	(2,189.5)
Collections on retail loans and direct financing leases	2,098.7	1,892.0
Net decrease in wholesale receivables on used equipment	7.6	7.2
Purchases of marketable securities	(899.9)	(658.5)
Proceeds from sales and maturities of marketable securities	772.0	628.5
Payments for property, plant and equipment	(228.4)	(377.8)
Acquisitions of equipment for operating leases	(880.2)	(1,004.7)
Proceeds from asset disposals	290.0	238.7

Net Cash Used in Investing Activities	(1,082.3)	(1,464.1)

FINANCING ACTIVITIES:
Payments of cash dividends	(545.8)	(212.3)
Purchases of treasury stock	(25.5)
Proceeds from stock compensation transactions	16.4	25.7
Net increase (decrease) in commercial paper and short-term bank loans	595.3	(912.1)
Proceeds from long-term debt	1,266.8	1,884.1
Payments of long-term debt	(1,883.0)	(565.5)

Net Cash (Used in) Provided by Financing Activities	(575.8)	219.9
Effect of exchange rate changes on cash	(45.2)	(18.1)

Net (Decrease) Increase in Cash and Cash Equivalents	(101.7)	438.0
Cash and cash equivalents at beginning of period	1,750.1	1,272.4

Cash and cash equivalents at end of period	$1,648.4	$1,710.4

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10-K for the year ended December 31, 2013.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Additional shares	1,112,000	994,000	1,124,000	907,000
Antidilutive options	655,000	783,000	664,000	873,000

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

NOTE B - Investments in Marketable Debt Securities

The Company’s investments in marketable debt securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive (loss) income (AOCI).

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Marketable debt securities at September 30, 2014 and December 31, 2013 consisted of the following:

At September 30, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$359.0	$1.3	$.1	$360.2
U.S. corporate securities	61.1	.3		61.4
U.S. government and agency securities	5.4			5.4
Non-U.S. corporate securities	589.2	4.1		593.3
Non-U.S. government securities	186.0	1.7	.2	187.5
Other debt securities	112.6	.2		112.8

	$1,313.3	$7.6	$.3	$1,320.6

At December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$214.9	$1.2		$216.1
U.S. corporate securities	78.2	.1	$.1	78.2
U.S. government and agency securities	5.5			5.5
Non-U.S. corporate securities	608.5	1.2	.4	609.3
Non-U.S. government securities	217.3	.7	.5	217.5
Other debt securities	140.5	.4		140.9

	$1,264.9	$3.6	$1.0	$1,267.5

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.9 and $1.7 for the nine months ended September 30, 2014 and 2013, respectively, and gross realized losses were $.1 and $.5 for the nine months ended September 30, 2014 and 2013, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	September 30, 2014		December 31, 2013
	Less than Twelve Months	Twelve Months or Greater	Less than Twelve Months	Twelve Months or Greater
Fair value	$163.2	$26.8	$388.3	$28.4
Unrealized losses	.1	.2	.9	.1

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Contractual maturities on marketable debt securities at September 30, 2014 were as follows:

Maturities:	Amortized Cost	Fair Value
Within one year	$474.2	$474.8
One to five years	839.0	845.7
More than ten years	.1	.1

	$1,313.3	$1,320.6

NOTE C - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last-in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	September 30 2014	December 31 2013
Finished products	$589.0	$440.6
Work in process and raw materials	572.4	545.2

	1,161.4	985.8
Less LIFO reserve	(173.3)	(172.2)

	$988.1	$813.6

Under the LIFO method of accounting (used for approximately 42% of September 30, 2014 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE D - Finance and Other Receivables

Finance and other receivables include the following:

	September 30 2014	December 31 2013
Loans	$3,944.1	$3,977.4
Direct financing leases	2,762.5	2,680.8
Sales-type finance leases	905.2	921.1
Dealer wholesale financing	1,643.0	1,616.5
Operating lease and other trade receivables	103.3	121.3
Unearned interest: Finance leases	(377.6)	(375.7)

	$8,980.5	$8,941.4
Less allowance for losses:
Loans and leases	(109.8)	(110.9)
Dealer wholesale financing	(10.1)	(10.4)
Operating lease and other trade receivables	(8.0)	(8.0)

	$8,852.6	$8,812.1

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at September 30, 2014 or December 31, 2013. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately four months in 2014 and six months in 2013 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at September 30, 2014 and December 31, 2013.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The allowance for credit losses is summarized as follows:

	2014
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$10.4	$13.4	$97.5	$8.0	$129.3
Provision for losses	.2	(.5)	11.5	1.3	12.5
Charge-offs			(11.4)	(2.7)	(14.1)
Recoveries			3.3	.6	3.9
Currency translation and other	(.5)	(.1)	(3.9)	.8	(3.7)

Balance at September 30	$10.1	$12.8	$97.0	$8.0	$127.9

	2013
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$11.8	$13.4	$99.2	$5.6	$130.0
Provision for losses	(.7)	(.7)	11.2	5.6	15.4
Charge-offs	(.2)		(11.1)	(6.7)	(18.0)
Recoveries			4.2	1.0	5.2
Currency translation and other		(.1)	(4.0)	3.2	(.9)

Balance at September 30	$10.9	$12.6	$99.5	$8.7	$131.7

*	Operating lease and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	Dealer		Customer
At September 30, 2014	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$16.0		$59.5	$75.5
Allowance for impaired finance receivables determined individually	1.1		6.1	7.2
Recorded investment for finance receivables evaluated collectively	1,627.0	$1,512.8	5,661.9	8,801.7
Allowance for finance receivables determined collectively	9.0	12.8	90.9	112.7

	Dealer		Customer
At December 31, 2013	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$8.5		$42.1	$50.6
Allowance for impaired finance receivables determined individually	1.4		5.9	7.3
Recorded investment for finance receivables evaluated collectively	1,608.0	$1,525.6	5,635.9	8,769.5
Allowance for finance receivables determined collectively	9.0	13.4	91.6	114.0

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The recorded investment for finance receivables that are on non-accrual status is as follows:

	September 30 2014	December 31 2013
Dealer:
Wholesale	$14.8	$8.0
Customer retail:
Fleet	41.6	30.5
Owner/operator	10.1	8.6

	$66.5	$47.1

Impaired Loans

Impaired loans with no specific reserves were $28.3 and $10.7 at September 30, 2014 and December 31, 2013, respectively. Impaired loans with a specific reserve are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of September 30, 2014 and December 31, 2013 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
At September 30, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve	$3.0		$13.6	$2.8	$19.4
Associated allowance	(1.1)		(1.6)	(.5)	(3.2)

Net carrying amount of impaired loans	$1.9		$12.0	$2.3	$16.2

Average recorded investment*	$8.9		$21.6	$3.2	$33.7

* Represents the average during the 12 months ended September 30, 2014.

	Dealer		Customer Retail
At December 31, 2013	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve	$8.5		$10.8	$3.1	$22.4
Associated allowance	(1.4)		(2.1)	(.6)	(4.1)

Net carrying amount of impaired loans	$7.1		$8.7	$2.5	$18.3

Average recorded investment*	$4.8		$31.4	$6.0	$42.2

*	Represents the average during the 12 months ended September 30, 2013.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

During the period the loans above were considered impaired, interest income recognized on a cash basis is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Interest income recognized:
Dealer wholesale			$.1	$.1
Customer retail - fleet	$.3	$.5	.9	1.8
Customer retail - owner/operator	.1		.3	.4

	$.4	$.5	$1.3	$2.3

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

	Dealer		Customer Retail
At September 30, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$1,611.0	$1,511.3	$4,480.4	$1,158.9	$8,761.6
Watch	16.0	1.5	14.4	8.2	40.1
At-risk	16.0		48.6	10.9	75.5

	$1,643.0	$1,512.8	$4,543.4	$1,178.0	$8,877.2

	Dealer		Customer Retail
At December 31, 2013	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$1,576.9	$1,520.1	$4,396.5	$1,219.5	$8,713.0
Watch	31.1	5.5	12.7	7.2	56.5
At-risk	8.5		33.3	8.8	50.6

	$1,616.5	$1,525.6	$4,442.5	$1,235.5	$8,820.1

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
At September 30, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$1,631.8	$1,512.8	$4,516.1	$1,161.7	$8,822.4
31 – 60 days past due	6.2		16.4	7.7	30.3
Greater than 60 days past due	5.0		10.9	8.6	24.5

	$1,643.0	$1,512.8	$4,543.4	$1,178.0	$8,877.2

	Dealer		Customer Retail
At December 31, 2013	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$1,611.7	$1,525.6	$4,417.5	$1,221.4	$8,776.2
31 – 60 days past due	1.7		9.2	6.3	17.2
Greater than 60 days past due	3.1		15.8	7.8	26.7

	$1,616.5	$1,525.6	$4,442.5	$1,235.5	$8,820.1

Troubled Debt Restructurings

The balance of TDRs was $41.4 and $27.6 at September 30, 2014 and December 31, 2013, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$18.7	$18.5	$24.1	$23.9
Owner/operator	.4	.4	1.7	1.7

	$19.1	$18.9	$25.8	$25.6

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$1.5	$1.3	$9.2	$8.9
Owner/operator	.7	.7	1.4	1.4

	$2.2	$2.0	$10.6	$10.3

The effect on the allowance for credit losses from such modifications was not significant at September 30, 2014 and 2013.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the period by portfolio class are as follows:

Nine Months Ended September 30,	2014	2013
Fleet	$1.6	$2.5
Owner/operator	.9	.2

	$2.5	$2.7

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at September 30, 2014 and 2013.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Financial Services other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at September 30, 2014 and December 31, 2013 was $18.4 and $13.7, respectively. Proceeds from the sales of repossessed assets were $44.3 and $44.5 for the nine months ended September 30, 2014 and 2013, respectively. These amounts are included in proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expense on the Consolidated Statements of Comprehensive Income.

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

Changes in product support liabilities are summarized as follows:

	2014	2013
Balance at January 1	$630.5	$540.7
Cost accruals and revenue deferrals	490.0	343.3
Payments and revenue recognized	(335.0)	(300.7)
Currency translation	(27.2)	4.6

Balance at September 30	$758.3	$587.9

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

	Nine Months Ended
	September 30, 2013
	Previously Reported	Revised
Cost accruals and revenue deferrals	$238.0	$343.3
Payments and revenue recognized	(195.4)	(300.7)

NOTE F – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net income	$371.4	$309.4	$964.5	$837.1
Other comprehensive income (OCI):
Unrealized gains (losses) on derivative contracts	7.5	(3.5)	7.9	9.8
Tax effect	(2.6)	.8	(2.4)	(3.3)

	4.9	(2.7)	5.5	6.5

Unrealized gains (losses) on marketable debt securities	1.0	.1	4.7	(5.7)
Tax effect	(.1)		(1.1)	1.6

	.9	.1	3.6	(4.1)

Pension plans	14.5	2.5	22.0	36.8
Tax effect	(4.4)	(1.5)	(7.0)	(12.6)

	10.1	1.0	15.0	24.2

Foreign currency translation (losses) gains	(278.0)	120.4	(231.4)	(58.2)

Net other comprehensive (loss) income	(262.1)	118.8	(207.3)	(31.6)

Comprehensive income	$109.3	$428.2	$757.2	$805.5

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive (Loss) Income

The components of AOCI as of September 30, 2014 and December 31, 2013 and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets, consisted of the following:

	Derivative Contracts	Marketable Debt Securities	Pension Plans	Foreign Currency Translation	Total
Balance at December 31, 2013	$(15.1)	$1.7	$(262.2)	$284.3	$8.7
Recorded into AOCI	(.2)	4.1	3.8	(231.4)	(223.7)
Reclassified out of AOCI	5.7	(.5)	11.2		16.4

Net other comprehensive income (loss)	5.5	3.6	15.0	(231.4)	(207.3)

Balance at September 30, 2014	$(9.6)	$5.3	$(247.2)	$52.9	$(198.6)

The components of AOCI as of September 30, 2013 and December 31, 2012 and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets, consisted of the following:

	Derivative Contracts	Marketable Debt Securities	Pension Plans	Foreign Currency Translation	Total
Balance at December 31, 2012	$(27.2)	$6.6	$(496.5)	$357.6	$(159.5)
Recorded into AOCI	27.3	(5.1)	2.1	(56.2)	(31.9)
Reclassified out of AOCI	(20.8)	1.0	22.1	(2.0)	.3

Net other comprehensive income (loss)	6.5	(4.1)	24.2	(58.2)	(31.6)

Balance at September 30, 2013	$(20.7)	$2.5	$(472.3)	$299.4	$(191.1)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the nine months ended September 30, 2014 are as follows:

AOCI Components	Line Item in the Consolidated Statements of Comprehensive Income	Amount Reclassified Out of AOCI
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Cost of sales and revenues	$1.7
	Interest and other expense, net	.1

Financial Services
Interest-rate contracts	Interest and other borrowing expenses	8.0

	Pre-tax expense increase	9.8
	Tax benefit	(4.1)

	After-tax expense increase	5.7

Unrealized (gains) and losses on marketable debt securities:
Marketable debt securities	Investment income	(.8)
	Tax expense	.3

	After-tax income increase	(.5)

Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues $8.4, SG&A $6.5	14.9
Prior service costs	Cost of sales and revenues $.7, SG&A $.2	.9

Financial Services
Actuarial loss	SG&A	.8

	Pre-tax expense increase	16.6
	Tax benefit	(5.4)

	After-tax expense increase	11.2

Total reclassifications out of AOCI		$16.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the nine months ended September 30, 2013 are as follows:

AOCI Components	Line Item in the Consolidated Statements of Comprehensive Income	Amount Reclassified Out of AOCI
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Cost of sales and revenues	$(.5)
	Interest and other expense, net	(.2)

Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(29.1)

	Pre-tax expense reduction	(29.8)
	Tax expense	9.0

	After-tax expense reduction	(20.8)

Unrealized (gains) and losses on marketable debt securities:
Marketable debt securities	Investment income	1.4
	Tax benefit	(.4)

	After-tax income reduction	1.0

Pension plans:
Truck, Parts and Other
Prior service costs	Cost of sales and revenues $.8, SG&A $.1	.9
Actuarial loss	Cost of sales and revenues $17.4, SG&A $14.2 R&D $.1	31.7

Financial Services
Actuarial loss	SG&A	1.3

	Pre-tax expense increase	33.9
	Tax benefit	(11.8)

	After-tax expense increase	22.1

Foreign currency translation:
Truck, Parts and Other	Interest and other expense, net	(1.1)
Financial Services	Interest and other borrowing expenses	(.9)

	Expense reduction	(2.0)

Total reclassifications out of AOCI		$.3

Stock Compensation Plans

Stock-based compensation expense was $2.5 and $12.9 for the three and nine months ended September 30, 2014, respectively, and $2.7 and $11.2 for the three and nine months ended September 30, 2013, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $.5 and $2.0 for the three and nine months ended September 30, 2014, respectively, and $1.0 and $2.5 for the three and nine months ended September 30, 2013, respectively, and have been classified as a financing cash flow.

During the first three quarters of 2014, the Company issued 541,252 common shares under deferred and stock compensation arrangements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE G - Income Taxes

The effective income tax rate in the third quarter of 2014 of 32.8% increased from 29.7% in the same period of 2013, and the effective income tax rate in the first nine months of 2014 of 33.0% increased from 30.8% in the same period of 2013. The increases in the effective tax rates for the third quarter and first nine months were primarily due to a higher proportion of income generated in higher taxed jurisdictions in 2014 as compared to 2013.

NOTE H - Segment Information

PACCAR operates in three principal segments: Truck, Parts and Financial Services.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net sales and revenues:
Truck	$4,000.1	$3,416.6	$11,168.1	$9,924.6
Less intersegment	(189.5)	(155.4)	(573.3)	(460.1)

External customers	3,810.6	3,261.2	10,594.8	9,464.5

Parts	797.0	726.2	2,324.3	2,126.0
Less intersegment	(12.8)	(10.9)	(35.5)	(33.8)

External customers	784.2	715.3	2,288.8	2,092.2

Other	27.7	30.1	92.1	92.8

	4,622.5	4,006.6	12,975.7	11,649.5
Financial Services	305.9	293.5	902.2	875.4

	$4,928.4	$4,300.1	$13,877.9	$12,524.9

Income (loss) before income taxes:
Truck	$330.0	$242.5	$801.9	$645.9
Parts	127.9	106.5	366.7	311.2
Other	(8.1)	(4.5)	(19.8)	(18.6)

	449.8	344.5	1,148.8	938.5
Financial Services	96.9	88.2	274.1	249.8
Investment income	5.7	7.3	17.0	21.8

	$552.4	$440.0	$1,439.9	$1,210.1

Depreciation and amortization:
Truck	$103.5	$89.2	$303.7	$250.9
Parts	1.5	1.2	4.2	3.9
Other	3.1	2.5	8.4	7.4

	108.1	92.9	316.3	262.2
Financial Services	122.0	113.5	361.3	326.5

	$230.1	$206.4	$677.6	$588.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

NOTE I - Derivative Financial Instruments

As part of its risk management strategy, the Company enters into derivative contracts to hedge against interest rates and foreign currency risk. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. All of the Company’s interest-rate and certain foreign exchange contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at September 30, 2014.

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

At September 30, 2014, the notional amount of the Company’s interest-rate contracts was $3,724.3. Notional maturities for all interest-rate contracts are $238.5 for the remainder of 2014, $1,271.4 for 2015, $1,230.7 for 2016, $543.3 for 2017, $330.2 for 2018 and $110.2 thereafter. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At September 30, 2014, the notional amount of the outstanding foreign-exchange contracts was $351.4. Foreign-exchange contracts mature within one year.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification, fair value, gross and pro-forma net amounts of derivative financial instruments:

	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$54.5		$46.3
Deferred taxes and other liabilities		$48.2		$67.7
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	1.7
Accounts payable, accrued expenses and other		.6		.6

Total	$56.2	$48.8	$46.3	$68.3

Economic hedges:
Interest-rate contracts:
Financial Services:
Deferred taxes and other liabilities		$.2
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.7		$.6
Accounts payable, accrued expenses and other		.5		$.2
Financial Services:
Other assets	7.3		1.1
Deferred taxes and other liabilities		.1		.1

Total	$8.0	$.8	$1.7	$.3

Gross amounts recognized in Balance Sheet	$64.2	$49.6	$48.0	$68.6
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(.1)	(.1)	(.2)	(.2)
Financial Services:
Interest-rate contracts	(3.5)	(3.5)	(16.1)	(16.1)

Pro-forma net amount	$60.6	$46.0	$31.7	$52.3

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Interest-rate swaps	$.6	$.2	$.1	$.6
Term notes	(1.0)	(1.2)	(2.2)	(3.9)

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

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to cost of sales or to Financial Services interest expense, consistent with the hedged transaction. The Company recognized gains on the ineffective portions of $.3 for the third quarters of 2014 and 2013, and gain of nil and $.1 for the first nine months of 2014 and 2013, respectively.

The following table presents the pre-tax effects of derivative instruments recognized in OCI:

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Interest- Rate Contracts	Foreign- Exchange Contracts	Interest- Rate Contracts	Foreign- Exchange Contracts
Gain (loss) recognized in OCI:
Truck, Parts and Other		$2.5		$(.3)
Financial Services	$28.7		$(1.6)

	$28.7	$2.5	$(1.6)	$(.3)

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Interest- Rate Contracts	Foreign- Exchange Contracts	Interest- Rate Contracts	Foreign- Exchange Contracts
(Loss) gain recognized in OCI:
Truck, Parts and Other		$(4.6)		$(1.7)
Financial Services	$(33.1)		$41.3

	$(33.1)	$(4.6)	$41.3	$(1.7)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Expense (income) reclassified out of AOCI into income:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Interest- Rate Contracts	Foreign- Exchange Contracts	Interest- Rate Contracts	Foreign- Exchange Contracts
Truck, Parts and Other:
Cost of sales and revenues		$(.1)		$1.7
Interest and other expense, net				.1
Financial Services:
Interest and other borrowing expenses	$(23.6)		$8.0

	$(23.6)	$(.1)	$8.0	$1.8

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Interest- Rate Contracts	Foreign- Exchange Contracts	Interest- Rate Contracts	Foreign- Exchange Contracts
Truck, Parts and Other:
Cost of sales and revenues		$1.8		$(.5)
Interest and other expense, net		(.5)		(.2)
Financial Services:
Interest and other borrowing expenses	$32.8		$(29.1)

	$32.8	$1.3	$(29.1)	$(.7)

The amount of loss recorded in AOCI at September 30, 2014 that is estimated to be reclassified to interest expense or cost of sales in the following 12 months if interest rates and exchange rates remain unchanged is approximately $21.1, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The expense (income) recognized in earnings related to economic hedges is as follows:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Interest- Rate Contracts	Foreign- Exchange Contracts	Interest- Rate Contracts	Foreign- Exchange Contracts
Truck, Parts and Other:
Cost of sales and revenues		$(3.8)		$(4.0)
Interest and other expense, net		1.9		2.2
Financial Services:
Interest and other borrowing expenses	$(.3)	(7.8)		(3.1)

	$(.3)	$(9.7)		$(4.9)

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Interest- Rate Contracts	Foreign- Exchange Contracts	Interest- Rate Contracts	Foreign- Exchange Contracts
Truck, Parts and Other:
Cost of sales and revenues		$(1.3)		$(.9)
Interest and other expense, net		.4		.8
Financial Services:
Interest and other borrowing expenses	$(.1)	(4.3)	$(1.5)	(8.9)

	$(.1)	$(5.2)	$(1.5)	$(9.0)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2014. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

Derivative Financial Instruments: The Company’s derivative contracts consist of interest-rate swaps, cross currency swaps and foreign currency exchange contracts. These derivative contracts are traded over the counter, and their fair value is determined using industry standard valuation models, which are based on the income approach (i.e., discounted cash flows). The significant observable inputs into the valuation models include interest rates, yield curves, currency exchange rates, credit default swap spreads and forward rates and are categorized as Level 2.

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At September 30, 2014	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$360.2	$360.2
U.S. corporate securities		61.4	61.4
U.S. government and agency securities	$5.2	.2	5.4
Non-U.S. corporate securities		593.3	593.3
Non-U.S. government securities		187.5	187.5
Other debt securities		112.8	112.8

Total marketable debt securities	$5.2	$1,315.4	$1,320.6

Derivatives
Cross currency swaps		$49.8	$49.8
Interest-rate swaps		4.7	4.7
Foreign-exchange contracts		9.7	9.7

Total derivative assets		$64.2	$64.2

Liabilities:
Derivatives
Cross currency swaps		$30.7	$30.7
Interest-rate swaps		17.7	17.7
Foreign-exchange contracts		1.2	1.2

Total derivative liabilities		$49.6	$49.6

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2013	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$216.1	$216.1
U.S. corporate securities		78.2	78.2
U.S. government and agency securities	$5.2	.3	5.5
Non-U.S. corporate securities		609.3	609.3
Non-U.S. government securities		217.5	217.5
Other debt securities		140.9	140.9

Total marketable debt securities	$5.2	$1,262.3	$1,267.5

Derivatives
Cross currency swaps		$40.9	$40.9
Interest-rate swaps		5.4	5.4
Foreign-exchange contracts		1.7	1.7

Total derivative assets		$48.0	$48.0

Liabilities:
Derivatives
Cross currency swaps		$42.1	$42.1
Interest-rate swaps		25.6	25.6
Foreign-exchange contracts		.9	.9

Total derivative liabilities		$68.6	$68.6

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Financial Services fixed rate loans	$3,600.3	$3,646.1	$3,592.7	$3,627.3

Liabilities:
Truck, Parts and Other fixed rate debt			150.0	151.1
Financial Services fixed rate debt	3,433.9	3,453.9	4,039.1	4,087.0

NOTE K - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Service cost	$17.0	$18.3	$51.0	$55.0
Interest on projected benefit obligation	23.0	20.2	69.1	60.6
Expected return on assets	(32.1)	(29.8)	(96.3)	(89.4)
Amortization of prior service costs	.3	.3	.9	.9
Recognized actuarial loss	5.3	11.0	15.7	33.0

Net pension expense	$13.5	$20.0	$40.4	$60.1

During the three and nine months ended September 30, 2014, the Company contributed $3.7 and $12.0 to its pension plans, respectively, and $5.9 and $12.0 for the three and nine months ended September 30, 2013, respectively.

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

Consolidated net sales and revenues in the third quarter of 2014 increased to $4.93 billion from $4.30 billion in the third quarter of 2013. In the first nine months of 2014, net sales and revenue increased to $13.88 billion from $12.52 billion in the same period in 2013. The Company’s worldwide truck net sales and revenues in the third quarter of 2014 increased to $3.81 billion from $3.26 billion in the third quarter of 2013. In the first nine months of 2014, truck net sales increased to $10.59 billion from $9.46 billion in the same period of 2013. Increases in truck sales were primarily due to higher sales volume in the U.S. and Canada and higher price realization for higher content Euro 6 emission vehicles. The Company’s worldwide parts net sales and revenues increased to a record $784.2 million in the third quarter of 2014 from $715.3 million in the third quarter of 2013. In the first nine months of 2014, worldwide parts net sales and revenues increased to a record $2.29 billion from $2.09 billion in the same period in 2013. Parts growth was due to higher aftermarket demand worldwide and innovative products and services offered by PACCAR Parts. Financial Services revenues increased to $305.9 million in the third quarter of 2014 from $293.5 million in the third quarter of 2013. In the first nine months of 2014, Financial Services revenues increased to $902.2 million from $875.4 million in the same period in 2013. The increase in Financial Services revenues for both periods was primarily due to higher average earning assets.

Third quarter 2014 net income increased to $371.4 million ($1.04 per diluted share) from $309.4 million ($.87 per diluted share) in the third quarter of 2013. For the first nine months of 2014, net income improved to $964.5 million ($2.71 per diluted share) from $837.1 million ($2.36 per diluted share) in the first nine months of 2013. The results reflect improving truck sales in the U.S. and Canada and strong aftermarket Parts and Financial Services results worldwide.

In the third quarter of 2014, DAF introduced the new DAF Euro 6 CF Silent distribution truck for deliveries in urban areas with noise restrictions, and the new DAF Euro 6 CF and XF Low Deck tractors which maximize trailer volume within European height and length regulations. These new vehicles expand DAF’s product range in distribution and over-the-road applications and expand DAF’s Euro 6 range of trucks.

PACCAR Parts opened a new parts distribution center in Montreal, Canada and now has 17 parts distribution centers supporting over 2,000 DAF, Kenworth and Peterbilt dealer locations.

In the third quarter and first nine months of 2014, the Company’s research and development (R&D) expenses were $50.5 million and $153.1 million, respectively, compared to $56.6 million and $190.5 million in the third quarter and first nine months of 2013, respectively. R&D declined as new truck models and engines developed in 2013 and prior years began production. R&D is focused on engine and new vehicle development.

Truck and Parts Outlook

Truck industry retail sales in the U.S. and Canada in 2014 are expected to be 245,000-255,000 units compared to 212,200 units in 2013 driven primarily by economic growth, including improving construction and automotive sectors. The truck market in 2014 is benefiting from some expansion of industry fleet capacity, reflecting improved freight demand. Estimates for U.S. and Canada truck

PACCAR Inc – Form 10-Q

industry class 8 retail sales in 2015 are in the range of 240,000-270,000 driven primarily by continued strong freight tonnage and expansion of fleet capacity to meet increased demand. In Europe, the 2014 truck industry registrations for over 16-tonne vehicles are expected to be 210,000-220,000 units, compared to 240,800 units in 2013. The 2015 industry sales in the above 16-tonne truck market are projected to be in the range of 200,000-240,000 units.

In 2014, Parts industry aftermarket sales are expected to increase 7-9%, and in 2015, aftermarket sales are expected to increase 4-7%, reflecting modest economic growth in the U.S. and Canada and Europe.

In 2014, capital investments are expected to be $225 to $250 million and R&D is expected to be $205 to $215 million and are focused on enhanced powertrain development, new technologies and increased operating efficiency for truck assembly and parts distribution facilities. In 2015, capital expenditures for product development and enhanced operating efficiency are projected to be $325 to $375 million, and research and development expenses are estimated to be $200 to $250 million.

Financial Services Outlook

Based on the truck market outlook, average earning assets in the fourth quarter and in 2015 are expected to be slightly higher than current levels based on truck industry forecasts. Current levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, past due accounts, truck repossessions and credit losses would likely increase from the current low levels.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions, except per share amounts)	2014	2013	2014	2013
Net sales and revenues:
Truck	$3,810.6	$3,261.2	$10,594.8	$9,464.5
Parts	784.2	715.3	2,288.8	2,092.2
Other	27.7	30.1	92.1	92.8

Truck, Parts and Other	4,622.5	4,006.6	12,975.7	11,649.5
Financial Services	305.9	293.5	902.2	875.4

	$4,928.4	$4,300.1	$13,877.9	$12,524.9

Income (loss) before taxes:
Truck	$330.0	$242.5	$801.9	$645.9
Parts	127.9	106.5	366.7	311.2
Other	(8.1)	(4.5)	(19.8)	(18.6)

Truck, Parts and Other	449.8	344.5	1,148.8	938.5
Financial Services	96.9	88.2	274.1	249.8
Investment income	5.7	7.3	17.0	21.8
Income taxes	(181.0)	(130.6)	(475.4)	(373.0)

Net income	$371.4	$309.4	$964.5	$837.1

Diluted earnings per share	$1.04	$.87	$2.71	$2.36

Return on revenues	7.5%	7.2%	6.9%	6.7%

The following provides an analysis of the results of operations for the Company’s three reportable segments, Truck, Parts and Financial Services. Where possible, the Company has quantified the impact of factors identified in the following discussion and

PACCAR Inc – Form 10-Q

analysis. In cases where it is not possible to quantify the impact of factors, the Company lists them in estimated order of importance. Factors for which the Company is unable to specifically quantify the impact include market demand, fuel prices, freight tonnage and economic conditions affecting the Company’s results of operations.

2014 Compared to 2013:

Truck

The Company’s Truck segment accounted for 77.3% and 76.3% of revenues in the third quarter and first nine months of 2014 compared to 75.8% and 75.6% in the third quarter and first nine months of 2013.

($ in millions)	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	% Change	2014	2013	% Change
Truck net sales and revenues:
U.S. and Canada	$2,477.9	$1,880.8	32	$6,560.2	$5,333.3	23
Europe	816.4	876.1	(7)	2,636.7	2,556.6	3
Mexico, South America, Australia and other	516.3	504.3	2	1,397.9	1,574.6	(11)

	$3,810.6	$3,261.2	17	$10,594.8	$9,464.5	12

Truck income before income taxes	$330.0	$242.5	36	$801.9	$645.9	24

Pre-tax return on revenues	8.7%	7.4%		7.6%	6.8%

The Company’s worldwide truck net sales and revenues in the third quarter of 2014 increased to $3.81 billion from $3.26 billion in 2013, primarily due to higher truck deliveries in the U.S. and Canada, higher price realization in Europe related to higher content Euro 6 emission vehicles, partially offset by lower truck deliveries in Europe and Mexico. The Company’s worldwide truck net sales and revenues in the first nine months of 2014 increased to $10.59 billion from $9.46 billion in 2013, primarily due to higher truck deliveries in the U.S., higher price realization in Europe related to higher content Euro 6 emission vehicles, partially offset by lower truck deliveries in Europe and Mexico.

For the third quarter and first nine months of 2014, Truck segment income before income taxes and pre-tax return on revenues reflect higher truck unit deliveries in the U.S. and lower R&D spending, partially offset by lower deliveries in Europe and Mexico.

The Company’s new truck deliveries are summarized below:

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	% Change	2014	2013	% Change
U.S.	20,600	15,700	31	54,500	43,700	25
Canada	2,900	2,500	16	8,100	7,800	4

U.S. and Canada	23,500	18,200	29	62,600	51,500	22
Europe	9,200	12,000	(23)	27,400	33,700	(19)
Mexico, South America, Australia and other	4,600	5,200	(12)	12,800	15,500	(17)

Total units	37,300	35,400	5	102,800	100,700	2

PACCAR Inc – Form 10-Q

In the first nine months of 2014, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 179,000 units from 153,000 units in the same period of 2013. The Company’s heavy-duty truck retail market share was 27.5% in the first nine months of 2014 compared to 27.9% in the first nine months of 2013. The medium-duty market was 54,200 units in the first nine months of 2014 compared to 48,800 units in the same period of 2013. The Company’s medium-duty market share was 16.1% in the first nine months of 2014 compared to 14.9% in the first nine months of 2013.

The over 16-tonne truck market in Western and Central Europe in the first nine months of 2014 was 162,600 units, a 3% increase from 157,600 units in the first nine months of 2013. The largest increases were in Germany, Spain and the Central European countries, partially offset by reductions in the U.K. and France. The Company’s market share was 13.4% in the first nine months of 2014, a decrease from 15.8% in the same period of 2013. The decrease in market share was primarily due to lower DAF registrations in the U.K. and the Netherlands which were impacted by the Euro 5/Euro 6 transition rules. DAF’s market share in the over 16-tonne market was 15.2% in the third quarter of 2014. The 6- to 16-tonne market in the first nine months of 2014 was 34,400 units compared to 39,300 units in the first nine months of 2013. DAF market share in the 6- to 16-tonne market in the first nine months of 2014 was 8.7% compared to 11.2% in the same period of 2013. The decline in market share is a result of reduced registrations in the U.K. which were also affected by the Euro 5/Euro 6 transition rules.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin for the three months ended September 30, 2014 for the Truck segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Three Months Ended September 30, 2013	$3,261.2	$2,932.1	$329.1
Increase (decrease)
Truck delivery volume	492.3	424.8	67.5
Average truck sales prices	101.1		101.1
Average per truck material, labor and other direct costs		73.3	(73.3)
Factory overhead and other indirect costs		14.8	(14.8)
Operating leases	(28.9)	(27.5)	(1.4)
Currency translation	(15.1)	(14.5)	(.6)

Total increase	549.4	470.9	78.5

Three Months Ended September 30, 2014	$3,810.6	$3,403.0	$407.6

•	Truck delivery volume reflects higher truck deliveries in the U.S., Canada and Australia which resulted in higher sales ($618.2 million) and cost of sales ($524.4 million), partially offset by lower deliveries in Europe and Mexico which lowered sales ($135.3 million) and cost of sales ($108.9 million).

•	Average truck sales prices increased sales by $101.1 million, primarily due to higher content Euro 6 emission vehicles in Europe ($54.6 million), improved price realization in the U.S. and Canada ($25.9 million) and in Latin America and Australia ($20.6 million).

•	Average cost per truck increased cost of sales by $73.3 million, primarily due to higher content Euro 6 emission vehicles in Europe ($78.1 million).

•	Factory overhead and other indirect costs increased $14.8 million primarily due to higher salaries and related costs ($17.9 million), partially offset by lower Euro 6 project expenses ($5.7 million).

•	Operating lease revenues and cost of sales decreased due to lower average asset balances.

•	Truck gross margin in the third quarter of 2014 of 10.7% increased from 10.1% in the same period in 2013 due to the factors noted above.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin for the nine months ended September 30, 2014 for the Truck segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Nine Months Ended September 30, 2013	$9,464.5	$8,541.7	$922.8
Increase (decrease)
Truck delivery volume	769.2	676.1	93.1
Average truck sales prices	389.4		389.4
Average per truck material, labor and other direct costs		316.9	(316.9)
Factory overhead and other indirect costs		49.0	(49.0)
Operating leases	(13.2)	(15.3)	2.1
Currency translation	(15.1)	(14.7)	(.4)

Total increase	1,130.3	1,012.0	118.3

Nine Months Ended September 30, 2014	$10,594.8	$9,553.7	$1,041.1

•	Truck delivery volume reflects higher deliveries in the U.S. and Canada which resulted in higher sales ($1,211.5 million) and cost of sales ($1,025.0 million), partially offset by lower truck deliveries in Mexico, Europe and Australia with lower sales ($471.0 million) and cost of sales ($377.4 million).

•	Average truck sales prices increased sales by $389.4 million, primarily due to higher content Euro 6 emission vehicles in Europe ($237.7 million), improved price realization in U.S. and Canada ($100.2 million) and in Latin America and Australia ($51.5 million).

•	Average cost per truck increased cost of sales by $316.9 million, primarily due to higher content Euro 6 emission vehicles in Europe ($283.3 million).

•	Factory overhead and other indirect costs increased $49.0 million primarily due to higher salaries and related costs ($49.5 million) and depreciation expense ($12.9 million), partially offset by lower Euro 6 project expenses ($17.4 million).

•	Operating lease revenues and cost of sales decreased due to lower average asset balances.

•	Truck gross margin in the first nine months of 2014 and 2013 was 9.8%.

Truck selling, general and administrative (SG&A) expenses for the third quarter of 2014 decreased to $46.8 million from $51.1 million in 2013, and in the first nine months of 2014, Truck SG&A decreased to $150.9 million from $154.6 million in 2013. The decrease in both periods was primarily due to lower promotion and marketing costs.

As a percentage of sales, Truck SG&A decreased to 1.2% in the third quarter of 2014 compared to 1.6% for the same period in 2013. For the first nine months of 2014, Truck SG&A as a percentage of sales decreased to 1.4% from 1.6% in the first nine months of 2013, reflecting higher sales volume and ongoing cost controls.

PACCAR Inc – Form 10-Q

Parts

The Company’s Parts segment accounted for 15.9% and 16.5% of revenues in the third quarter and first nine months of 2014 compared to 16.6% and 16.7% in the third quarter and first nine months of 2013.

($ in millions)	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	% Change	2014	2013	% Change
Parts net sales and revenues:
U.S. and Canada	$475.6	$424.1	12	$1,364.0	$1,215.5	12
Europe	210.8	202.7	4	649.6	607.3	7
Mexico, South America, Australia and other	97.8	88.5	11	275.2	269.4	2

	$784.2	$715.3	10	$2,288.8	$2,092.2	9

Parts income before income taxes	$127.9	$106.5	20	$366.7	$311.2	18

Pre-tax return on revenues	16.3%	14.9%		16.0%	14.9%

The Company’s worldwide parts net sales and revenues increased in the third quarter and first nine months of 2014 due to higher aftermarket demand worldwide. The increase in Parts segment income before taxes and pre-tax return on revenues in the third quarter and first nine months of 2014 was primarily due to higher sales and gross margins.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin for the three months ended September 30, 2014 for the Parts segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Three Months Ended September 30, 2013	$715.3	$534.4	$180.9
Increase (decrease)
Aftermarket parts volume	53.8	30.6	23.2
Average aftermarket parts sales prices	15.0		15.0
Average aftermarket parts direct costs		13.4	(13.4)
Warehouse and other indirect costs		2.6	(2.6)
Currency translation	.1	.2	(.1)

Total increase	68.9	46.8	22.1

Three Months Ended September 30, 2014	$784.2	$581.2	$203.0

•	Higher market demand in all markets resulted in increased aftermarket parts sales volume of $53.8 million and related cost of sales by $30.6 million.

•	Average aftermarket parts sales prices increased sales by $15.0 million reflecting improved price realization.

•	Average aftermarket parts direct costs increased $13.4 million due to higher material costs.

•	Warehouse and other indirect costs increased $2.6 million primarily due to additional costs to support higher sales volume.

•	Parts gross margins in the third quarter of 2014 of 25.9% increased from 25.3% in the third quarter of 2013 due to the factors noted above.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin for the nine months ended September 30, 2014 for the Parts segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Nine Months Ended September 30, 2013	$2,092.2	$1,556.6	$535.6
Increase (decrease)
Aftermarket parts volume	134.2	82.1	52.1
Average aftermarket parts sales prices	53.4		53.4
Average aftermarket parts direct costs		46.7	(46.7)
Warehouse and other indirect costs		5.6	(5.6)
Currency translation	9.0	5.1	3.9

Total increase	196.6	139.5	57.1

Nine Months Ended September 30, 2014	$2,288.8	$1,696.1	$592.7

•	Higher market demand in all markets resulted in increased aftermarket parts sales volume of $134.2 million and related cost of sales by $82.1 million.

•	Average aftermarket parts sales prices increased sales by $53.4 million reflecting improved price realization.

•	Average aftermarket parts direct costs increased $46.7 million due to higher material costs.

•	Warehouse and other indirect costs increased $5.6 million primarily due to additional costs to support higher sales volume.

•	Parts gross margins in the first nine months of 2014 of 25.9% increased from 25.6% in the first nine months of 2013 due to the factors noted above.

Parts SG&A for the third quarter increased to $52.2 million in 2014 from $51.1 million in 2013, and in the first nine months of 2014, Parts SG&A increased to $156.5 million from $152.9 million in 2013. The increase in both periods was primarily due to higher salaries and related expenses.

As a percentage of sales, Parts SG&A decreased to 6.7% in the third quarter of 2014 from 7.1% in the third quarter of 2013 due to higher sales volume. For the first nine months of 2014, Parts SG&A as a percentage of sales was 6.8%, down from 7.3% in the first nine months of 2013, reflecting higher sales volume.

PACCAR Inc – Form 10-Q

Financial Services

The Company’s Financial Services segment accounted for 6.2% and 6.5% of revenues in the third quarter and first nine months of 2014 compared to 6.8% and 7.0% in the third quarter and first nine months of 2013.

($ in millions)	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	% Change	2014	2013	% Change
New loan and lease volume:
U.S. and Canada	$731.5	$666.2	10	$1,991.9	$1,847.2	8
Europe	233.7	196.2	19	708.5	586.7	21
Mexico and Australia	159.6	213.9	(25)	488.7	650.8	(25)

	$1,124.8	$1,076.3	5	$3,189.1	$3,084.7	3
New loan and lease volume by product:
Loans and finance leases	$866.5	$842.0	3	$2,480.8	$2,417.1	3
Equipment on operating lease	258.3	234.3	10	708.3	667.6	6

	$1,124.8	$1,076.3	5	$3,189.1	$3,084.7	3
New loan and lease unit volume:
Loans and finance leases	8,080	8,240	(2)	23,380	23,360
Equipment on operating lease	2,420	2,190	11	6,650	6,430	3

	10,500	10,430	1	30,030	29,790	1
Average earning assets:
U.S. and Canada	$6,858.2	$6,385.6	7	$6,679.3	$6,277.0	6
Europe	2,656.2	2,457.2	8	2,726.3	2,406.1	13
Mexico and Australia	1,740.4	1,786.5	(3)	1,729.0	1,767.1	(2)

	$11,254.8	$10,629.3	6	$11,134.6	$10,450.2	7
Average earning assets by product:
Loans and finance leases	$7,319.9	$6,883.2	6	$7,249.9	$6,820.9	6
Dealer wholesale financing	1,418.9	1,491.4	(5)	1,441.8	1,441.3
Equipment on lease and other	2,516.0	2,254.7	12	2,442.9	2,188.0	12

	$11,254.8	$10,629.3	6	$11,134.6	$10,450.2	7
Revenues:
U.S. and Canada	$163.4	$156.5	4	$476.0	$470.8	1
Europe	80.3	75.7	6	241.6	221.9	9
Mexico and Australia	62.2	61.3	1	184.6	182.7	1

	$305.9	$293.5	4	$902.2	$875.4	3
Revenues by product:
Loans and finance leases	$105.2	$102.4	3	$307.3	$305.2	1
Dealer wholesale financing	12.8	14.0	(9)	38.3	40.0	(4)
Equipment on lease and other	187.9	177.1	6	556.6	530.2	5

	$305.9	$293.5	4	$902.2	$875.4	3

Income before income taxes	$96.9	$88.2	10	$274.1	$249.8	10

New loan and lease volume of $1,124.8 million and $3,189.1 million in the third quarter and first nine months of 2014, respectively, was comparable to $1,076.3 million and $3,084.7 million in the third quarter and first nine months of 2013. In the third quarter of 2014, finance market share on new PACCAR trucks sales was 27.6% compared to 28.7% in the third quarter of 2013. In the first nine months of 2014, finance market share on new PACCAR trucks sales was 28.3%, comparable to 28.7% in the same period of 2013.

PACCAR Inc – Form 10-Q

In the third quarter of 2014, Financial Services revenues increased to $305.9 million from $293.5 million in 2013, and in the first nine months of 2014, Financial Services revenues increased to $902.2 million from $875.4 million in 2013. The increase for both periods was primarily due to higher average earning asset balances, offset by lower yields. Income before income taxes increased to $96.9 million in the third quarter of 2014 from $88.2 million in 2013, and for the first nine months of 2014, income before income taxes increased to $274.1 million from $249.8 million in 2013. The increase in income before income taxes for both periods was primarily due to higher finance and lease margins related to increased average earning asset balances.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the three months ended September 30, 2014 are outlined in the table below:

($ in millions)	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Three Months Ended September 30, 2013	$116.4	$37.9	$78.5
Increase (decrease)
Average finance receivables	5.1		5.1
Average debt balances		1.0	(1.0)
Yields	(4.0)		(4.0)
Borrowing rates		(6.4)	6.4
Currency translation	.5	.1	.4

Total increase (decrease)	1.6	(5.3)	6.9

Three Months Ended September 30, 2014	$118.0	$32.6	$85.4

•	Average finance receivables increased $381.2 million (excluding foreign exchange effects) in the third quarter of 2014 as a result of retail portfolio new business volume exceeding repayments.

•	Average debt balances increased $272.0 million in the third quarter of 2014. The higher average debt balances reflect funding for a higher average earning asset portfolio, including loans, finance leases and equipment on operating leases.

•	Lower market rates resulted in lower portfolio yields (5.3% in 2014 compared to 5.6% in 2013) and lower borrowing rates (1.6% in 2014 compared to 1.9% in 2013).

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the nine months ended September 30, 2014 are outlined in the table below:

($ in millions)	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Nine Months Ended September 30, 2013	$345.2	$116.2	$229.0
Increase (decrease)
Average finance receivables	18.6		18.6
Average debt balances		4.4	(4.4)
Yields	(16.7)		(16.7)
Borrowing rates		(17.2)	17.2
Currency translation	(1.5)	(.5)	(1.0)

Total increase (decrease)	.4	(13.3)	13.7

Nine Months Ended September 30, 2014	$345.6	$102.9	$242.7

•	Average finance receivables increased $468.2 million (excluding foreign exchange effects) in the first nine months of 2014 as a result of retail portfolio new business volume exceeding repayments.

PACCAR Inc – Form 10-Q

•	Average debt balances increased $357.9 million in the first nine months of 2014. The higher average debt balances reflect funding for a higher average earning asset portfolio, including loans, finance leases and equipment on operating leases.

•	Lower market rates resulted in lower portfolio yields (5.3% in 2014 compared to 5.6% in 2013) and lower borrowing rates (1.7% in 2014 compared to 2.0% in 2013).

The following table summarizes operating lease, rental and other revenues and depreciation and other expense:

($ in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Operating lease revenues	$181.8	$168.3	$536.0	$488.8
Used truck sales and other	6.1	8.8	20.6	41.4

Operating lease, rental and other revenues	$187.9	$177.1	$556.6	$530.2

Depreciation of operating lease equipment	$119.4	$110.3	$351.2	$317.4
Vehicle operating expenses	24.7	24.0	77.0	71.6
Cost of used truck sales and other	3.2	5.9	11.8	34.2

Depreciation and other expense	$147.3	$140.2	$440.0	$423.2

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expense and lease margin for the three months ended September 30, 2014 are outlined below:

($ in millions)	Operating Lease, Rental and Other Revenues	Depreciation and Other Expense	Lease Margin
Three Months Ended September 30, 2013	$177.1	$140.2	$36.9
Increase (decrease)
Used truck sales	(2.6)	(2.5)	(.1)
Results on returned lease assets		(2.4)	2.4
Average operating lease assets	10.0	7.6	2.4
Revenue and cost per asset	3.0	4.3	(1.3)
Currency translation and other	.4	.1	.3

Total increase	10.8	7.1	3.7

Three Months Ended September 30, 2014	$187.9	$147.3	$40.6

•	A lower volume of used truck sales decreased operating lease, rental and other revenues by $2.6 million and decreased depreciation and other expense by $2.5 million.

•	Average operating lease assets increased $261.3 million, which increased revenues by $10.0 million and related depreciation and other expense by $7.6 million.

•	Revenue and cost per asset increased $3.0 million and $4.3 million, respectively. Operating lease margin decreased by $1.3 million mainly due to lower fleet utilization and higher vehicle related expenses.

PACCAR Inc – Form 10-Q

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expense and lease margin for the nine months ended September 30, 2014 are outlined below:

($ in millions)	Operating Lease, Rental and Other Revenues	Depreciation and Other Expense	Lease Margin
Nine Months Ended September 30, 2013	$530.2	$423.2	$107.0
Increase (decrease)
Used truck sales	(20.4)	(20.7)	.3
Results on returned lease assets		(5.2)	5.2
Average operating lease assets	33.2	25.7	7.5
Revenue and cost per asset	10.0	14.5	(4.5)
Currency translation and other	3.6	2.5	1.1

Total increase	26.4	16.8	9.6

Nine Months Ended September 30, 2014	$556.6	$440.0	$116.6

•	A lower volume of used truck sales decreased operating lease, rental and other revenues by $20.4 million and decreased depreciation and other expense by $20.7 million.

•	Average operating lease assets increased $254.9 million, which increased revenues by $33.2 million and related depreciation and other expense by $25.7 million.

•	Revenue and cost per asset increased $10.0 million and $14.5 million, respectively. Operating lease margin decreased by $4.5 million due to lower fleet utilization and higher vehicle related expenses.

The following table summarizes the provision for losses on receivables and net charge-offs:

($ in millions)	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Provision For Losses on Receivables	Net Charge-Offs	Provision For Losses on Receivables	Net Charge-Offs
U.S. and Canada	$1.4	$.8	$4.3	$2.8
Europe	1.5	1.2	4.9	4.3
Mexico and Australia	1.9	1.8	3.3	3.1

	$4.8	$3.8	$12.5	$10.2

($ in millions)	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Provision For Losses on Receivables	Net Charge-Offs	Provision For Losses on Receivables	Net Charge-Offs
U.S. and Canada	$1.7	$1.3	$5.7	$3.7
Europe	1.5	1.6	7.2	9.6
Mexico and Australia	.4	.2	2.5	.6

	$3.6	$3.1	$15.4	$13.9

The provision for losses on receivables of $4.8 million for the third quarter of 2014, increased $1.2 million from the third quarter of 2013, primarily driven by a general weakening in the mining industry in Australia, partially offset by improved portfolio performance in the U.S. and Canada. For the first nine months, the provision for losses declined to $12.5 million in 2014 from $15.4 million in 2013 primarily due to improved portfolio performance in the U.S. and Canada and Europe, partially offset by higher past dues resulting from a weaker mining industry in Australia.

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

The post-modification balance of accounts modified during the nine months ended September 30, 2014 and 2013 are summarized below:

($ in millions) Nine Months Ended September 30,	2014		2013
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$134.5	2.5%	$205.5	3.9%
Insignificant delay	55.8	1.0%	96.7	1.9%
Credit - no concession	20.3	.4%	20.9	.4%
Credit - TDR	25.9	.5%	10.3	.2%

	$236.5	4.4%	$333.4	6.4%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first nine months of 2014, total modification activity decreased compared to 2013 primarily due to lower modifications for commercial reasons and insignificant delays, partially offset by an increase in TDR modifications. The decrease in commercial modifications primarily reflects lower levels of additional equipment financed and end-of-contract modifications. The decline in modifications for insignificant delays reflect 2013 extensions granted to two customers in Australia primarily due to business disruptions arising from flooding. TDR modifications increased primarily due to a contract modification for a large customer in the U.S.

The following table summarizes the Company’s 30+ days past due accounts:

	September 30 2014	December 31 2013	September 30 2013
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%	.3%	.4%
Europe	1.6%	.7%	1.1%
Mexico and Australia	1.7%	1.4%	1.6%

Worldwide	.6%	.5%	.7%

Accounts 30+ days past due were .6% at September 30, 2014 and have increased .1% from December 31, 2013 due to higher past due accounts in Europe, Australia and Mexico. The Company continues to focus on maintaining low past due balances.

PACCAR Inc – Form 10-Q

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $8.6 million of accounts worldwide during the third quarter of 2014, $4.9 million during the fourth quarter of 2013 and $8.1 million during the third quarter of 2013 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	September 30 2014	December 31 2013	September 30 2013
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.2%	.3%	.4%
Europe	1.7%	.8%	1.2%
Mexico and Australia	2.1%	1.7%	2.2%

Worldwide	.7%	.6%	.8%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at September 30, 2014, December 31, 2013 and September 30, 2013. The effect on the allowance for credit losses from such modifications was not significant at September 30, 2014, December 31, 2013 and September 30, 2013.

The Company’s annualized pre-tax return on average earning assets for Financial Services was 3.4% in the third quarter of 2014 and 3.3% for the same period in 2013. For the first nine months of 2014, the Company’s annualized pre-tax return on average earning assets for Financial Services was 3.3% and 3.2% for the same period in 2013.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expense. Other sales represent approximately 1% of consolidated net sales and revenues for both the third quarter and first nine months of 2014 and 2013. Other SG&A for the third quarter was $13.5 million in 2014 and $9.0 million in 2013, and for the first nine months, Other SG&A was $41.3 million in 2014 compared to $33.6 million in 2013. The increase in SG&A for both periods was primarily due to higher salaries and related expenses. For the third quarter, other income (loss) before tax was a loss of $8.1 million in 2014 and a loss of $4.5 million in 2013; the higher loss in the third quarter was primarily due to higher salaries and related expenses and lower income before tax from the winch business. For the first nine months, other income (loss) before tax was a loss of $19.8 million in 2014 compared to a loss of $18.6 million in 2013; the higher year-to-date loss was primarily due to higher salaries and related expenses, partially offset by higher income before tax from the winch business.

Investment income for the third quarter was $5.7 million in 2014 compared to $7.3 million in 2013, and for the first nine months, investment income was $17.0 million in 2014 compared to $21.8 million in 2013. The lower investment income in the third quarter and first nine months of 2014 primarily reflects lower yields on investments due to lower market interest rates, partially offset by higher average investment balances.

The effective income tax rate in the third quarter of 2014 of 32.8% increased from 29.7% in the same period of 2013, and the effective income tax rate in the first nine months of 2014 of 33.0% increased from 30.8% in the same period of 2013. The increases in the effective tax rates for the third quarter and first nine months were primarily due to a higher proportion of income generated in higher taxed jurisdictions in 2014 as compared to 2013.

PACCAR Inc – Form 10-Q

($ in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Domestic income before taxes	$354.7	$226.9	$893.2	$568.3
Foreign income before taxes	197.7	213.1	546.7	641.8

Total income before taxes	$552.4	$440.0	$1,439.9	$1,210.1

Domestic pre-tax return on revenues	12.7%	10.4%	11.9%	9.3%
Foreign pre-tax return on revenues	9.2%	10.0%	8.5%	10.0%

Total pre-tax return on revenues	11.2%	10.2%	10.4%	9.7%

For the third quarter and first nine months of 2014, the improvement in income before income taxes and return on revenues for domestic operations was due to higher revenues from truck and parts operations and higher truck margins.

For the third quarter of 2014, the lower income before income taxes and return on revenues for foreign operations were primarily due to lower revenues and margins from truck operations in all foreign markets, except Australia. For the first nine months of 2014, the lower income before income taxes and return on revenues for foreign operations were primarily due to lower revenues and truck margins in all foreign markets.

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)	September 30 2014	December 31 2013
Cash and cash equivalents	$1,648.4	$1,750.1
Marketable debt securities	1,320.6	1,267.5

	$2,969.0	$3,017.6

The Company’s total cash and marketable debt securities at September 30, 2014 decreased $48.6 million from the balances at December 31, 2013 due to a decrease in cash and cash equivalents.

The change in cash and cash equivalents is summarized below:

($ in millions)
Nine Months Ended September 30,	2014	2013
Operating activities:
Net income	$964.5	$837.1
Net income items not affecting cash	621.3	658.4
Changes in operating assets and liabilities, net	15.8	204.8

Net cash provided by operating activities	1,601.6	1,700.3
Net cash used in investing activities	(1,082.3)	(1,464.1)
Net cash (used in) provided by financing activities	(575.8)	219.9
Effect of exchange rate changes on cash	(45.2)	(18.1)

Net (decrease) increase in cash and cash equivalents	(101.7)	438.0
Cash and cash equivalents at beginning of period	1,750.1	1,272.4

Cash and cash equivalents at end of period	$1,648.4	$1,710.4

Operating activities: Cash provided by operations was $1,601.6 million in the first nine months of 2014 compared to $1,700.3 million in 2013. Lower operating cash flow reflects cash usage due to sales of goods and services in accounts receivable exceeding cash

PACCAR Inc – Form 10-Q

receipts ($109.8 million) and a higher increase in net purchases of inventory of $102.3 million. In addition, lower cash inflows resulted from a reduction in liabilities for residual value guarantees (RVG) and deferred revenues of $180.2 million, primarily due to a lower volume of new RVG contracts compared to 2013. These outflows were partially offset by $127.4 million of higher net income, a $116.5 million lower increase in Financial Services segment wholesale receivables and $51.3 million of higher depreciation on property, plant and equipment.

Investing activities: Cash used in investing activities of $1,082.3 million decreased $381.8 million from the $1,464.1 million used in the first nine months of 2013, primarily due to lower net new loan and lease originations of $154.1 million, lower payments for property, plant and equipment of $149.4 million and lower cash used in the acquisitions of equipment for operating leases of $124.5 million. These lower cash outflows were partially offset by $97.9 million of higher net purchases of marketable securities in 2014.

Financing activities: Cash used in financing activities was $575.8 million for the first nine months of 2014 compared to cash provided by financing activities of $219.9 million in the first nine months of 2013. The Company paid $545.8 million of dividends in the first nine months of 2014 compared to $212.3 million paid in the first nine months of 2013, an increase of $333.5 million. The higher dividends in 2014 reflect a special dividend declared in 2013 and paid in early 2014. In 2013, there was no special dividend payment, as the 2012 special dividend was declared and paid in 2012. The Company also repurchased .6 million shares of common stock for $34.1 million of which $25.5 million was settled in cash through September 30, 2014. In addition, in the first nine months of 2014, the Company issued $1,266.8 million of long-term debt and $595.3 million of commercial paper and short-term bank loans to repay long-term debt of $1,883.0 million. In the first nine months of 2013, the Company issued $1,884.1 million in medium-term debt to reduce its outstanding commercial paper and bank loans by $912.1 million and repay medium-term debt of $565.5 million. This resulted in cash used in borrowing activities of $20.9 million in the first nine months of 2014, $427.4 million higher than the cash provided by borrowing activities of $406.5 million in the first nine months of 2013.

Credit Lines and Other

The Company has line of credit arrangements of $3.52 billion, of which $3.39 billion were unused at September 30, 2014. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion matures in June 2015, $1.0 billion matures in June 2018 and $1.0 billion matures in June 2019. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the nine months ended September 30, 2014.

In December 2011, PACCAR Inc filed a shelf registration under the Securities Act of 1933. The current registration expires in the fourth quarter of 2014 and does not limit the principal amount of debt securities that may be issued during the period. Upon maturity in February 2014, $500.0 million of medium-term notes, of which $150.0 million was manufacturing debt, were repaid in full. There were no medium-term notes outstanding for PACCAR Inc as of September 30, 2014.

In December 2011, PACCAR’s Board of Directors approved the repurchase of $300.0 million of the Company’s common stock. As of September 30, 2014, $226.1 million shares have been repurchased pursuant to the authorization, including the repurchase of .6 million common shares for $34.1 million during the third quarter.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

PACCAR Inc – Form 10-Q

Investments for property, plant and equipment in the first nine months of 2014 decreased to $158.5 million from $294.8 million, as the first nine months of 2013 included higher spending for new product development and construction of the Eindhoven parts distribution center in Europe and DAF Brasil factory. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $5.82 billion, which have significantly increased operating capacity and efficiency of its facilities and the competitive advantage of the Company’s premium products.

In 2014, capital investments are expected to be approximately $225 to $250 million and are targeted for enhanced powertrain development, new technologies and increased operating efficiency of the Company’s truck assembly and parts distribution facilities. Spending on R&D in 2014 is expected to be $205 to $215 million as PACCAR will continue to focus on new products and services.

In 2015, capital investments are expected to be $325 to $375 million, and R&D is expected to be $200 to $250 million as PACCAR will continue to focus on enhanced powertrain development, increased operating efficiencies and new products and services.

The Company conducts business in Spain, Italy, Portugal, Ireland, Greece, Russia, Ukraine and certain other countries which have been experiencing significant financial stress, fiscal or political strain and the corresponding potential default. The Company routinely monitors our financial exposure to global financial conditions, our global counterparties and our operating environments. As of September 30, 2014, the Company had finance and trade receivables in these countries of approximately 1% of consolidated total assets. As of September 30, 2014, the Company did not have any marketable debt security investments in corporate or sovereign government securities in these countries. In addition, the Company had no derivative counterparty credit exposures in these countries as of September 30, 2014.

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

In November 2012, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of September 30, 2014 was $3.85 billion. The registration expires in November 2015 and does not limit the principal amount of debt securities that may be issued during that period.

As of September 30, 2014, the Company’s European finance subsidiary, PACCAR Financial Europe, had €417.1 million available for issuance under a €1.50 billion medium-term note program registered with the London Stock Exchange. The program was renewed in the second quarter of 2014 and is renewable annually through the filing of a new prospectus.

PACCAR Inc – Form 10-Q

In April 2011, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in 2016 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At September 30, 2014, 7.78 billion pesos remained available for issuance.

PACCAR believes its Financial Services companies will be able to continue funding receivables, servicing debt and paying dividends through internally generated funds, access to public and private debt markets and lines of credit.

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs or litigation; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the nine months ended September 30, 2014. For additional information, refer to Item 7A as presented in the 2013 Annual Report on Form 10-K.

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

PACCAR Inc – Form 10-Q

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the nine months ended September 30, 2014.

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

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2013 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For items 2(a) and (b), there was no reportable information for the nine months ended September 30, 2014.

(c)	Issuer purchases of equity securities.

On December 6, 2011, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of September 30, 2014, the Company has repurchased 5.6 million shares for $226.1 million under this plan. The following are details of repurchases made under the plan for the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Plans
July 1 - 31, 2014			$108,003,152
August 1 - 31, 2014			$108,003,152
September 1 - 30, 2014	581,355	$58.65	$73,894,577

Total	581,355	$58.65	$73,894,577

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	November 6, 2014	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc – Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)	Articles of Incorporation:

	(a)	Restated Certificate of Incorporation of PACCAR Inc	8-K	September 19, 2005	99.3	001-14817

	(b)	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008	10-Q	May 2, 2008	3(b)	001-14817

(ii)	Bylaws:

	(a)	Third Amended and Restated Bylaws of PACCAR Inc	8-K	December 13, 2013	3(ii)	001-14817

(4)	Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Form of InterNotes, Series B (PACCAR Financial Corp.)	S-3	November 7, 2012	4.4	333-184808

	(e)	Indenture for Senior Debt Securities dated as of December 19, 2011 between PACCAR Inc and The Bank of New York Mellon Trust Company, N.A.	S-3	December 19, 2011	4.1	333-178607

	(f)	Forms of Medium-Term Note, Series B (Fixed- and Floating-Rate)	S-3	December 19, 2011	4.2A and 4.2B	333-178607

	(g)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. prior to May 9, 2014	10-Q	November 7, 2013	4(i)	001-14817

	(h)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014*

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	**	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	10(v)	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(g)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 29, 2012	10(g)	001-14817

	(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	DEF14A	March 10, 2011	Appendix B	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan	DEF14A	March 10, 2011	Appendix A	001-14817

	(j)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

	(k)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(l)	PACCAR Inc Long Term Incentive Plan, 2014 Form of Nonstatutory Stock Option Agreement	10-Q	August 7, 2013	10(l)	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	8-K	February 5, 2007	99.1	001-14817

	(n)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement	10-K	February 26, 2010	10(m)	001-14817

	(o)	PACCAR Inc Long Term Incentive Plan, Alternate Form of Restricted Stock Award Agreement	10-K	March 1, 2011	10(n)	001-14817

	(p)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective January 1, 2009	10-K	March 1, 2011	10(r)	001-14817

	(q)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities	8-K	May 16, 2007	10.1	001-14817

	(r)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	10-Q	October 27, 2008	10(o)	001-14817

	(s)	Second Amendment to Memorandum of Understanding dated as of September 26, 2013, by and among PACCAR Engine Company, the Mississippi Development Authority and the Mississippi Major Economic Impact Authority	10-Q	November 7, 2013	10(u)	001-14817

(12)		Statements Re: Computation of Ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for the nine months ended September 30, 2014 and 2013*

	(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2009 – 2013	10-K	February 27, 2014	12(a)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith