Form 10-K
period 2014-12-31
PACCAR INC
filed 2015-02-26
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014:

Common Stock, $1 par value - $21.84 billion

The number of shares outstanding of the registrant’s classes of common stock, as of January 31, 2015:

Common Stock, $1 par value - 354,515,811 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on April 21, 2015 are incorporated by reference into Part III.

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

TRUCKS

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Canada, Mexico and Brasil, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products, construction and other materials. The Company also manufactures engines at its Columbus, Mississippi facility. PACCAR competes in the North American Class 5 - 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada and in Mexicali, Mexico, which are operated by PACCAR’s wholly owned subsidiaries located in those countries. PACCAR competes in the European light/medium market with DAF cab-over-engine trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly owned subsidiaries. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounts for 77% of total 2014 net sales and revenues.

Substantially all trucks are sold to independent dealers. The Kenworth and Peterbilt nameplates are marketed and distributed by separate divisions in the U.S. and a foreign subsidiary in Canada. The Kenworth nameplate is also marketed and distributed by foreign subsidiaries in Mexico and Australia. The DAF nameplate is marketed and distributed worldwide by a foreign subsidiary headquartered in the Netherlands and is also marketed and distributed by foreign subsidiaries in Brasil and Australia. The decision to operate as a subsidiary or as a division is incidental to PACCAR’s Truck segment operations and reflects legal, tax and regulatory requirements in the various countries where PACCAR operates.

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

The Company’s trucks have a reputation for high quality and are essentially custom products, most of which are ordered by dealers according to customer specification. Some units are ordered by dealers for stocking to meet the needs of certain customers who require immediate delivery or for customers that require chassis to be fitted with specialized bodies. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures PACCAR engines and axles and a higher percentage of other components for its heavy truck models. The Company also manufactures engines at its Columbus, Mississippi facility. In 2014, the Company installed PACCAR engines in 36% of the Company’s Kenworth and Peterbilt heavy-duty trucks in the U.S. and Canada. Engines not manufactured by the Company are purchased from Cummins Inc. (Cummins). The Company has a long-term agreement with Cummins to provide for continuity of supply. A loss of supply from Cummins, and the resulting interruption in the production of trucks, would have a material effect on the Company’s results. The cost of purchased materials and parts includes raw materials, partially processed materials, such as castings, and finished components manufactured by independent suppliers. The cost of materials purchased from suppliers of raw materials, partially processed materials and finished components make up approximately 85% of the cost of new trucks. The value of major finished truck components manufactured by independent suppliers ranges from approximately 30% in Europe to approximately 85% in North America. In addition to purchased materials, the Company’s cost of sales includes labor and factory overhead, vehicle delivery and warranty. Accordingly, except for certain factory overhead costs such as depreciation, property taxes and utilities, the Company’s cost of sales are highly correlated to sales.

The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light- and medium-duty product lines pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 2% of consolidated revenues in 2014. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would require the Company to either contract for an alternative source of supply or to manufacture cabs itself.

Other than these components, the Company is not limited to any single source for any significant component, although the sudden inability of a supplier to deliver components could have a temporary adverse effect on production of certain products. No significant shortages of materials or components were experienced in 2014. Manufacturing inventory levels are based upon production schedules, and orders are placed with suppliers accordingly.

Key factors affecting Truck segment earnings include the number of new trucks sold in the markets served and the margins realized on the sales. The Company’s sales of new trucks are dependent on the size of the truck markets served and the Company’s share of those markets. Truck segment sales and margins tend to be cyclical related to the level of overall economic activity, the availability of capital and the amount of freight being transported. The Company’s costs for trucks sold consist primarily of material costs which are influenced by commodities prices such as steel, copper, aluminum and petroleum. The Company utilizes long-term supply agreements with its suppliers to reduce the variability of the unit cost of purchased materials and finished components. The Company’s spending on research and development varies based on product development cycles and government requirements such as the periodic need to meet diesel engine emissions and vehicle fuel efficiency standards in the various markets served. The Company maintains rigorous control of selling, general and administrative (SG&A) expenses and seeks to minimize such costs.

There are four principal competitors in the U.S. and Canada commercial truck market. The Company’s share of the U.S. and Canadian Class 8 market was 27.9% of retail sales in 2014, and the Company’s medium-duty market share was 16.7% in 2014. In Europe, there are six principal competitors in the commercial truck market, including parent companies to two competitors of the Company in the U.S. In 2014, DAF had a 13.8% share of the Western and Central European heavy-duty market and a 8.8% share of the light/medium market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

The Peterbilt, Kenworth and DAF nameplates are recognized internationally and play an important role in the marketing of the Company’s truck products. The Company engages in a continuous program of trademark and trade name protection in all marketing areas of the world.

The Company’s truck products are subject to environmental, noise and emission regulations. Competing manufacturers are subject to the same regulations. The Company believes the cost of complying with noise and emission regulations will not be detrimental to its business.

The Company had a total production backlog of $5.6 billion at the end of 2014. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90-day backlog approximated $3.1 billion at December 31, 2014, $2.0 billion at December 31, 2013, and $1.4 billion at December 31, 2012. Production of the year end 2014 backlog is expected to be substantially completed during 2015.

PARTS

The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles in the U.S., Canada, Europe, Australia, Mexico and South America. Aftermarket truck parts are sold and delivered to the Company’s independent dealers through the Company’s 17 strategically located parts distribution centers (PDCs). Parts are primarily purchased from various suppliers and also manufactured by the Company. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 16% of total 2014 net sales and revenues.

PACCAR Parts opened a new PDC in Montreal, Canada in 2014 and began construction of a new 160,000 square-foot PDC in Renton, Washington; the new facility will increase the distribution capacity for the Company’s dealers and customers in the northwestern U.S. and western Canada.

Key factors affecting Parts segment earnings include the aftermarket parts sold in the markets served and the margins realized on the sales. Aftermarket parts sales are influenced by the total number of the Company’s trucks in service and the average age and mileage of those trucks. To reflect the benefit the Parts segment receives from costs incurred by the Truck segment, certain factory overhead, research and development, engineering and SG&A expenses are allocated from the Truck segment to the Parts segment. The Company’s costs for parts sold consist primarily of material costs which are influenced by commodities prices such as steel, copper, aluminum and petroleum. The Company utilizes long-term supply agreements with its suppliers to reduce the variability of the cost of parts sold. The Company maintains rigorous control of SG&A expenses and seeks to minimize such costs.

OTHER BUSINESSES

Other businesses include a division of the Company which manufactures industrial winches in two U.S. plants and markets them under the Braden, Carco and Gearmatic nameplates. The markets for these products are highly competitive, and the Company competes with a number of well established firms. Sales of industrial winches were approximately 1% of net sales and revenues in 2014.

The Braden, Carco and Gearmatic trademarks and trade names are recognized internationally and play an important role in the marketing of those products.

FINANCIAL SERVICES

PACCAR Financial Services (PFS) operates in 22 countries in North America, Europe, Australia and South America through wholly owned finance companies operating under the PACCAR Financial trade name. PFS also conducts full service leasing operations through wholly owned subsidiaries in North America and Germany under the PacLease trade name. Selected dealers in North America are franchised to provide full service leasing. PFS provides its franchisees equipment financing and administrative support. PFS also operates full service lease outlets on its own behalf. PFS’s retail loan and lease customers consist of small, medium and large commercial trucking companies, independent owner/operators and other businesses that purchased their trucks principally from PACCAR’s independent dealers. PFS accounts for 6% of net sales and revenues in 2014.

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

PFS incurs credit losses when customers are unable to pay the full amounts due under loan and finance lease contracts. PFS takes a conservative approach to underwriting new retail business in order to minimize credit losses.

The ability of these customers to pay their obligations to PFS depends on the state of the general economy, the extent of freight demand, freight rates and the cost of fuel, among other factors. PFS limits its exposure to any one customer, with no one customer or dealer balance representing over 5% of the aggregate portfolio assets. PFS generally requires a down payment and secures its interest in the underlying truck equipment collateral and may include other collateral or personal guarantees. In the event of default, PFS will repossess the vehicle and sell it in the open market primarily through its dealer network. PFS will take legal means to recover any shortfall between the amounts owed and the amounts recovered from sale of the collateral. The amount of credit losses depends on the rate of default on loans and finance leases and, in the event of repossession, the ability to recover the amount owed from sale of the collateral which is affected by used truck prices. PFS’s experience over the last fifty years financing truck sales has been that periods of economic weakness result in higher past dues and increased rates of repossession. Used truck prices also tend to fall during periods of economic weakness. As a result, credit losses tend to increase during periods of economic weakness. PFS provides an allowance for credit losses based on specifically identified customer risks and an analysis of estimated losses inherent in the portfolio, considering the amount of past due accounts, the trends of used truck prices and the economic environment in each of its markets.

Financial Services SG&A expenses consist primarily of personnel costs associated with originating and servicing the Company’s loan and lease portfolios. These costs vary somewhat depending on overall levels of business activity, but given the ongoing nature of servicing activities, tend to be relatively stable.

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

Information regarding the effects that compliance with international, federal, state and local provisions regulating the environment has on the Company’s capital and operating expenditures and the Company’s involvement in environmental cleanup activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements in Items 7 and 8, respectively.

EMPLOYEES

On December 31, 2014, the Company had approximately 23,300 employees.

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

Product Liability, Litigation and Regulatory Actions. The Company’s products are subject to recall for environmental, performance and safety-related issues. Product recalls, lawsuits, regulatory actions or increases in the reserves the Company establishes for contingencies may increase the Company’s costs and lower profits. Refer to Item 3 – Legal Proceedings for a discussion of the risk associated with the European Commission investigation. The Company’s reputation and its brand names are valuable assets, and claims or regulatory actions, even if unsuccessful or without merit, could adversely affect the Company’s reputation and brand images because of adverse publicity.

Information Technology. The Company relies on information technology systems, including the internet and other computer systems, which may be subject to disruptions during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses; or outside parties attempting to disrupt the Company’s business or gain unauthorized access to the Company’s electronic data. The Company maintains protections to guard against such events. If the Company’s computer systems were to be damaged, disrupted or breached, it could result in negative impact on the Company’s operating results and also could cause reputational damage, business disruption or the disclosure of confidential data.

Political, Regulatory and Economic Risks

Multinational Operations. The Company’s global operations are exposed to political, economic and other risks and events beyond its control in the countries in which the Company operates. The Company may be adversely affected by political instabilities, fuel shortages or interruptions in utility or transportation systems, natural calamities, wars, terrorism and labor strikes. Changes in government monetary or fiscal policies and international trade policies may impact demand for the Company’s products, financial results and competitive position. PACCAR’s global operations are subject to extensive trade, competition and anti-corruption laws and regulations that could impose significant compliance costs.

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

The Company and its subsidiaries own and operate manufacturing plants in five U.S. states, three countries in Europe, and in Australia, Canada, Mexico and Brasil. The Company also has 17 parts distribution centers, many sales and service offices, and finance and administrative offices which are operated in owned or leased premises in these and other countries. Facilities for product testing and research and development are located in Washington state and the Netherlands. The Company’s corporate headquarters is located in owned premises in Bellevue, Washington. The Company considers all of the properties used by its businesses to be suitable for their intended purposes.

The Company invests in facilities, equipment and processes to provide manufacturing and warehouse capacity to meet its customers’ needs and improve operating performance.

The following summarizes the number of the Company’s manufacturing plants and parts distribution centers by geographical location within indicated industry segments:

	U.S.	Canada	Australia	Mexico	Europe	So. America
Truck	4	1	1	1	3	1
Parts	6	2	1	1	5	2
Other	2	–	–	–	–	–

ITEM 3.	LEGAL PROCEEDINGS.

In January 2011, the European Commission (EC) commenced an investigation of all major European commercial vehicle manufacturers, including subsidiaries of the Company, concerning whether such companies participated in agreements or concerted practices to coordinate their commercial policy in the European Union. On November 20, 2014, the EC issued a Statement of Objections to the manufacturers, including DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH and PACCAR Inc as their parent. The Statement of Objections is a procedural step in which the EC expressed its preliminary view that the manufacturers had participated in anticompetitive practices in the European Union. The EC indicated that it will seek to impose significant fines on the manufacturers. DAF is studying the Statement of Objections and will prepare a response. The EC will review the manufacturers’ responses before issuing a decision. Any decision would be subject to appeal. The Company is unable to estimate the potential fine at this time and accordingly, no accrual for any potential fine has been made as of December 31, 2014.

The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Except for the EC matter noted above, management believes that the disposition of such lawsuits will not materially affect the Company’s business or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information, Holders, Dividends, Securities Authorized for Issuance Under Equity Compensation Plans and Performance Graph.

Market Information, Holders and Dividends.

Common stock of the Company is traded on the NASDAQ Global Select Market under the symbol PCAR. The table below reflects the range of trading prices as reported by the NASDAQ Stock Market LLC and cash dividends declared. There were 1,818 record holders of the common stock at December 31, 2014.

	2014			2013
	DIVIDENDS DECLARED	STOCK PRICE		DIVIDENDS DECLARED	STOCK PRICE
QUARTER		HIGH	LOW		HIGH	LOW
First	$.20	$68.81	$53.59	$.20	$51.38	$45.42
Second	.22	68.38	60.21	.20	55.05	47.12
Third	.22	67.64	56.61	.20	60.00	52.59
Fourth	.22	71.15	55.34	.20	59.35	53.67
Year-End Extra	1.00			.90

The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2014 regarding compensation plans under which PACCAR equity securities are authorized for issuance.

	Number of Securities Granted and to be Issued on Exercise of Outstanding Options and Other Rights	Weighted-average Exercise Price of Outstanding Options	Securities Available for Future Grant
Stock compensation plans approved by stockholders	5,087,666	$44.25	16,072,105

All stock compensation plans have been approved by the stockholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 365,251 shares that represent deferred cash awards payable in stock. The weighted-average exercise price does not include the securities that represent deferred cash awards.

Securities available for future grant are authorized under the following two plans: (i) 15,198,432 shares under the LTI Plan, and (ii) 873,673 shares under the RSDC Plan.

Stockholder Return Performance Graph.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, to the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the return of an industry peer group of companies (the Peer Group Index) for the last five fiscal years ended December 31, 2014. Standard & Poor’s has calculated a return for each company in the Peer Group Index weighted according to its respective capitalization at the beginning of each period with dividends reinvested on a monthly basis. Management believes that the identified companies and methodology used in the graph for the Peer Group Index provide a better comparison than other indices available. The Peer Group Index consists of AGCO Corporation, Caterpillar Inc., Cummins Inc., Dana Holding Corporation, Deere & Company, Eaton Corporation, Meritor Inc., Navistar International Corporation, Oshkosh Corporation and AB Volvo. Scania AB is no longer included in the Peer Group Index of the performance graph due to its acquisition in 2014. The comparison assumes that $100 was invested on December 31, 2009 in the Company’s common stock and in the stated indices and assumes reinvestment of dividends.

	2009	2010	2011	2012	2013	2014
PACCAR Inc	100	160.38	108.27	135.46	182.73	215.96
S&P 500 Index	100	115.06	117.49	136.30	180.44	205.14
Peer Group Index	100	173.34	149.98	169.25	197.02	192.63

(b)	Use of Proceeds from Registered Securities

Not applicable

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 6, 2011, the Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of December 31, 2014, the Company has repurchased 5.7 million shares for $234.7 million under this plan. The following are details of repurchases made under the plan for the fourth quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under this Plan
October 1 - 31, 2014	150,000	$56.99	$65,342,812
November 1 - 30, 2014			$65,342,812
December 1 - 31, 2014			$65,342,812

Total	150,000	$56.99	$65,342,812

ITEM 6.	SELECTED FINANCIAL DATA.

	2014	2013	2012	2011	2010
	(millions except per share data)

Truck, Parts and Other Net Sales	$17,792.8	$15,948.9	$15,951.7	$15,325.9	$9,325.1
Financial Services Revenues	1,204.2	1,174.9	1,098.8	1,029.3	967.8

Total Revenues	$18,997.0	$17,123.8	$17,050.5	$16,355.2	$10,292.9
Net Income	$1,358.8	$1,171.3	$1,111.6	$1,042.3	$457.6
Net Income Per Share:
Basic	3.83	3.31	3.13	2.87	1.25
Diluted	3.82	3.30	3.12	2.86	1.25
Cash Dividends Declared Per Share	1.86	1.70	1.58	1.30	.69
Total Assets:
Truck, Parts and Other	8,701.5	9,095.4	7,832.3	7,771.3	6,355.9
Financial Services	11,917.3	11,630.1	10,795.5	9,401.4	7,878.2
Truck, Parts and Other Long-Term Debt		150.0	150.0	150.0	150.0
Financial Services Debt	8,230.6	8,274.2	7,730.1	6,505.4	5,102.5
Stockholders’ Equity	6,753.2	6,634.3	5,846.9	5,364.4	5,357.8
Ratio of Earnings to Fixed Charges	16.14x	11.17x	10.69x	8.93x	3.89x

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Consolidated net sales and revenues of $18.99 billion in 2014 were the highest in the Company’s history. The increase of 11% from $17.12 billion in 2013 was mainly due to record truck and aftermarket parts sales and higher financial services revenues. Truck unit sales increased in 2014 to 142,900 units from 137,100 units in 2013, reflecting higher industry retail sales in the U.S. and Canada, partially offset by a lower over 16-tonne market in Europe. Record freight volumes and improving fleet utilization are contributing to excellent parts and service business.

In 2014, PACCAR earned net income for the 76th consecutive year. Net income in 2014 of $1.36 billion was the second highest in the Company’s history, increasing from $1.17 billion in 2013, primarily due to record Truck and Parts segment sales, improved Truck segment operating margin and record Financial Services segment pre-tax income. Earnings per diluted share of $3.82 was the second best in the Company’s history.

DAF introduced a new range of Euro 6 CF and XF four-axle trucks and tractors for heavy-duty applications. These new vehicles expand DAF’s product range in the construction, container and refuse markets and complement DAF’s award-winning Euro 6 on-highway trucks. In addition, DAF introduced the new DAF Euro 6 CF Silent distribution truck for deliveries in urban areas with noise restrictions, and the new DAF Euro 6 CF and XF Low Deck tractors which maximize trailer volume within European height and length regulations. These new vehicles expand DAF’s product range in distribution and over-the-road applications and expand DAF’s Euro 6 range of trucks.

Kenworth and Peterbilt launched their new medium-duty cab-over-engine distribution trucks with extensive exterior and interior enhancements. In addition, new vocational Kenworth T880 and Peterbilt Model 567 trucks were introduced, which expanded PACCAR’s offerings in the construction, utility and refuse markets.

In 2014, the Company’s research and development expenses were $215.6 million compared to $251.4 million in 2013.

PACCAR Parts opened a new distribution center in Montreal, Canada and now has 17 parts distribution centers supporting over 2,000 DAF, Kenworth and Peterbilt dealer locations. PACCAR began construction of a new 160,000 square-foot distribution center in Renton, Washington. The new facility will increase the distribution capacity for the Company’s dealers and customers in the northwestern U.S. and western Canada.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 22 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $11.92 billion that earned a record pre-tax profit of $370.4 million. PFS issued $1.58 billion in medium-term notes during the year to support portfolio growth.

Truck and Parts Outlook

Truck industry retail sales in the U.S. and Canada in 2015 are expected to be 250,000–280,000 units compared to 249,400 units in 2014 driven by expansion of truck industry fleet capacity and economic growth. In Europe, the 2015 truck industry registrations for over 16-tonne vehicles are expected to be 200,000–240,000 units, compared to the 226,900 truck registrations in 2014.

Heavy-duty truck industry sales for South America were 129,000 units in 2014, and heavy-duty truck industry sales are estimated to be in a range of 110,000 to 130,000 units in 2015. The production of DAF trucks in Brasil and the continued growth of the DAF Brasil dealer network will further enhance PACCAR’s vehicle sales in South America.

In 2015, PACCAR Parts sales are expected to grow 5-8% in North America, reflecting steady economic growth and high fleet utilization. PACCAR Parts deliveries are expected to increase in Europe, reflecting slightly improving freight markets and PACCAR Parts’ innovative customer service programs. Sales in Europe may be affected by recent declines in the values of the euro relative to the U.S. dollar.

Capital investments in 2015 are expected to be $300 to $350 million, focused on enhanced powertrain development and increased operating efficiency for our factories and distribution centers. Research and development (R&D) in 2015 is expected to be $220 to $260 million, focused on new products and services.

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2015 are expected to be slightly higher than current levels. Current levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

($ in millions, except per share amounts)
Year Ended December 31,	2014	2013	2012
Net sales and revenues:
Truck	$14,594.0	$13,002.9	$13,131.5
Parts	3,077.5	2,822.2	2,667.5
Other	121.3	123.8	152.7

Truck, Parts and Other	17,792.8	15,948.9	15,951.7
Financial Services	1,204.2	1,174.9	1,098.8

	$18,997.0	$17,123.8	$17,050.5

Income (loss) before income taxes:
Truck	$1,160.1	$936.7	$920.4
Parts	496.7	416.0	374.6
Other	(31.9)	(26.5)	(7.0)

Truck, Parts and Other	1,624.9	1,326.2	1,288.0
Financial Services	370.4	340.2	307.8
Investment income	22.3	28.6	33.1
Income taxes	(658.8)	(523.7)	(517.3)

Net Income	$1,358.8	$1,171.3	$1,111.6

Diluted earnings per share	$3.82	$3.30	$3.12

Return on revenues	7.2%	6.8%	6.5%

The following provides an analysis of the results of operations for the Company’s three reportable segments - Truck, Parts and Financial Services. Where possible, the Company has quantified the impact of factors identified in the following discussion and analysis. In cases where it is not possible to quantify the impact of factors, the Company lists them in estimated order of importance. Factors for which the Company is unable to specifically quantify the impact include market demand, fuel prices, freight tonnage and economic conditions affecting the Company’s results of operations.

2014 Compared to 2013:

Truck

The Company’s Truck segment accounted for 77% and 76% of total revenues for 2014 and 2013, respectively.

($ in millions)
Year Ended December 31,	2014	2013	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$8,974.5	$7,138.1	26
Europe	3,657.6	3,844.4	(5)
Mexico, South America, Australia and other	1,961.9	2,020.4	(3)

	$14,594.0	$13,002.9	12

Truck income before income taxes	$1,160.1	$936.7	24

Pre-tax return on revenues	7.9%	7.2%

The Company’s worldwide truck net sales and revenues increased to $14.59 billion from $13.0 billion in 2013, primarily due to higher truck deliveries in the U.S. and Canada, higher price realization in Europe related to higher content Euro 6 emission vehicles, partially offset by lower truck deliveries in Europe and Mexico.

Truck segment income before income taxes and pre-tax return on revenues reflect higher truck unit deliveries and improved price realization in the U.S. and Canada and lower R&D spending, partially offset by lower deliveries in Europe and Mexico.

The Company’s new truck deliveries are summarized below:

Year Ended December 31,	2014	2013	% CHANGE
U.S.	74,300	59,000	26
Canada	10,500	9,700	8

U.S. and Canada	84,800	68,700	23
Europe	39,500	48,400	(18)
Mexico, South America, Australia and other	18,600	20,000	(7)

Total units	142,900	137,100	4

In 2014, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 249,400 units from 212,200 units in 2013. The Company’s heavy-duty truck retail market share was 27.9% compared to 28.0% in 2013. The medium-duty market was 73,300 units in 2014 compared to 65,900 units in 2013. The Company’s medium-duty market share was a record 16.7% in 2014 compared to 15.7% in 2013.

The over 16-tonne truck market in Western and Central Europe in 2014 was 226,900 units, a 6% decrease from 240,800 units in 2013. The largest decreases were in the U.K. and France, partially offset by increases in Germany and Spain. The Company’s market share was 13.8% in 2014, a decrease from 16.2% in 2013. The decrease in market share was primarily due to the lower DAF registrations in the U.K. and the Netherlands which were impacted by the Euro 5/Euro 6 transition rules. The 6 to 16-tonne market in 2014 was 46,900 units compared to 57,200 units in 2013. The Company’s market share was 8.8% in 2014, a decrease from 11.8% in 2013. The decline in market share is a result of reduced registrations in the U.K. which were also affected by the Euro 5/Euro 6 transition rules.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between 2014 and 2013 for the Truck segment are as follows:

	NET	COST	GROSS
($ in millions)	SALES	OF SALES	MARGIN
2013	$13,002.9	$11,691.9	$1,311.0
Increase (decrease)
Truck delivery volume	1,265.8	1,086.9	178.9
Average truck sales prices	477.4		477.4
Average per truck material, labor and other direct costs		408.6	(408.6)
Factory overhead and other indirect costs		63.6	(63.6)
Operating leases	(7.2)	(12.5)	5.3
Currency translation	(144.9)	(133.0)	(11.9)

Total increase	1,591.1	1,413.6	177.5

2014	$14,594.0	$13,105.5	$1,488.5

•     Truck delivery volume reflects higher truck deliveries in the U.S. and Canada which resulted in higher sales ($1,798.6 million) and cost of sales ($1,511.5 million), partially offset by lower truck deliveries in Europe and Mexico which resulted in lower sales ($564.3 million) and costs of sales ($457.8 million).

•     Average truck sales prices increased sales by $477.4 million, primarily due to higher content Euro 6 emission vehicles in Europe ($274.9 million), improved price realization in the U.S. and Canada ($146.6 million) and in Mexico ($31.9 million).

•     Average cost per truck increased cost of sales by $408.6 million, primarily due to higher content Euro 6 emission vehicles in Europe ($352.6 million).

•     Factory overhead and other indirect costs increased $63.6 million, primarily due to higher salaries and related costs ($59.5 million) to support higher sales volume, higher depreciation expense ($13.0 million), partially offset by lower Euro 6 project expenses ($17.4 million).

•     Operating lease revenues and cost of sales decreased due to lower average asset balances as lease maturities exceeded new lease volume.

•     Truck gross margins in 2014 of 10.2% increased from 10.1% in 2013 due to factors noted above.

Truck SG&A expenses for 2014 decreased to $198.2 million from $214.1 million in 2013. The decrease was primarily due to lower promotion and marketing costs. As a percentage of sales, SG&A decreased to 1.4% in 2014 compared to 1.6% in 2013, reflecting higher sales volume and ongoing cost controls.

Parts

The Company’s Parts segment accounted for 16% of total revenues for both 2014 and 2013.

($ in millions)
Year Ended December 31,	2014	2013	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$1,842.9	$1,635.5	13
Europe	867.2	828.3	5
Mexico, South America, Australia and other	367.4	358.4	3

	$3,077.5	$2,822.2	9

Parts income before income taxes	$496.7	$416.0	19

Pre-tax return on revenues	16.1%	14.7%

The Company’s worldwide parts net sales and revenues increased due to higher aftermarket demand in all markets. The increase in Parts segment income before taxes and pre-tax return on revenues was primarily due to higher sales and gross margins.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between 2014 and 2013 for the Parts segment are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
2013	$2,822.2	$2,107.0	$715.2
Increase (decrease)
Aftermarket parts volume	187.8	120.0	67.8
Average aftermarket parts sales prices	82.5		82.5
Average aftermarket parts direct costs		57.8	(57.8)
Warehouse and other indirect costs		8.0	(8.0)
Currency translation	(15.0)	(11.1)	(3.9)

Total increase	255.3	174.7	80.6

2014	$3,077.5	$2,281.7	$795.8

•	Higher market demand in all markets resulted in increased aftermarket parts sales volume of $187.8 million and related cost of sales by $120.0 million.

•	Average aftermarket parts sales prices increased sales by $82.5 million reflecting improved price realization in all markets.

•	Average aftermarket parts direct costs increased $57.8 million due to higher material costs in all markets.

•	Warehouse and other indirect costs increased $8.0 million primarily due to additional costs to support higher sales volume.

•	Parts gross margins in 2014 of 25.9% increased from 25.3% in 2013 due to higher price realization and other factors noted above.

Parts SG&A expense for 2014 increased to $207.5 million from $204.1 million in 2013. The increase was primarily due to higher salaries and related expenses. As a percentage of sales, Parts SG&A decreased to 6.7% in 2014 from 7.2% in 2013, reflecting higher sales volume.

Financial Services

The Company’s Financial Services segment accounted for 6.3% and 6.9% of total revenues for 2014 and 2013, respectively.

($ in millions)
Year Ended December 31,	2014	2013	% CHANGE
New loan and lease volume:
U.S. and Canada	$2,798.3	$2,617.4	7
Europe	988.1	838.3	18
Mexico and Australia	668.7	862.9	(23)

	$4,455.1	$4,318.6	3
New loan and lease volume by product:
Loans and finance leases	$3,516.7	$3,368.1	4
Equipment on operating lease	938.4	950.5	(1)

	$4,455.1	$4,318.6	3
New loan and lease unit volume:
Loans and finance leases	32,900	32,200	2
Equipment on operating lease	9,000	9,000

	41,900	41,200	2
Average earning assets:
U.S. and Canada	$6,779.0	$6,331.9	7
Europe	2,683.8	2,495.9	8
Mexico and Australia	1,721.4	1,770.1	(3)

	$11,184.2	$10,597.9	6
Average earning assets by product:
Loans and finance leases	$7,269.3	$6,876.3	6
Dealer wholesale financing	1,462.0	1,490.9	(2)
Equipment on lease and other	2,452.9	2,230.7	10

	$11,184.2	$10,597.9	6
Revenues:
U.S. and Canada	$641.2	$626.6	2
Europe	317.8	303.5	5
Mexico and Australia	245.2	244.8

	$1,204.2	$1,174.9	2
Revenue by product:
Loans and finance leases	$410.3	$407.7	1
Dealer wholesale financing	52.3	55.1	(5)
Equipment on lease and other	741.6	712.1	4

	$1,204.2	$1,174.9	2

Income before income taxes	$370.4	$340.2	9

In 2014, new loan and lease volume of $4.46 billion increased 3% compared to $4.32 billion in 2013. PFS’s finance market share on new PACCAR truck sales was 27.7% in 2014 compared to 29.2% in 2013 due to increased competition.

PFS revenue of $1.20 billion in 2014 was comparable to $1.17 billion in 2013. PFS income before income taxes increased to a record $370.4 million compared to $340.2 million in 2013, primarily due to higher finance and lease margins related to increased average earning asset balances.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the year ended December 31, 2014 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
2013	$462.8	$155.9	$306.9
Increase (decrease)
Average finance receivables	23.7		23.7
Average debt balances		5.3	(5.3)
Yields	(19.1)		(19.1)
Borrowing rates		(26.0)	26.0
Currency translation	(4.8)	(1.5)	(3.3)

Total (decrease) increase	(.2)	(22.2)	22.0

2014	$462.6	$133.7	$328.9

•      Average finance receivables increased $462.3 million (net of foreign exchange effects) in 2014 as a result of retail portfolio new business volume exceeding collections.

•      Average debt balances increased $329.4 million in 2014 (net of foreign exchange effects). The higher average debt balances reflect funding for a higher average earning asset portfolio, including loans, finance leases and equipment on operating leases.

•      Lower market rates resulted in lower portfolio yields (5.3% in 2014 and 5.6% in 2013) and lower borrowing rates (1.6% in 2014 and 2.0% in 2013).

The following table summarizes operating lease, rental and other revenues and depreciation and other expense:

($ in millions)
Year Ended December 31,	2014	2013
Operating lease and rental revenues	$712.2	$663.0
Used truck sales and other	29.4	49.1

Operating lease, rental and other revenues	$741.6	$712.1

Depreciation of operating lease equipment	$472.3	$435.4
Vehicle operating expenses	100.6	98.1
Cost of used truck sales and other	15.6	38.2

Depreciation and other expense	$588.5	$571.7

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expense and related lease margin for the year ended December 31, 2014 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSE	LEASE MARGIN
2013	$712.1	$571.7	$140.4
Increase (decrease)
Used truck sales	(20.5)	(20.7)	.2
Results on returned lease assets		(6.5)	6.5
Average operating lease assets	39.7	30.6	9.1
Revenue and cost per asset	10.5	15.7	(5.2)
Currency translation and other	(.2)	(2.3)	2.1

Total increase	29.5	16.8	12.7

2014	$741.6	$588.5	$153.1

•	A lower volume of used truck sales decreased operating lease, rental and other revenues by $20.5 million and decreased depreciation and other expense by $20.7 million.

•	Average operating lease assets increased $222.3 million in 2014, which increased revenues by $39.7 million and related depreciation and other expense by $30.6 million.

•	Revenue per asset increased $10.5 million due to higher rental rates, partially offset by lower fee income. Cost per asset increased $15.7 million due to higher depreciation and maintenance expenses.

The following table summarizes the provision for losses on receivables and net charge-offs:

($ in millions)	2014		2013
	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$6.1	$5.1	$1.9	$.5
Europe	5.4	6.5	7.4	11.0
Mexico and Australia	3.9	4.4	3.6	2.1

	$15.4	$16.0	$12.9	$13.6

The provision for losses on receivables was $15.4 million in 2014, an increase of $2.5 million compared to 2013, mainly due to a higher portfolio balance in the U.S., higher past dues resulting from a weaker mining industry in Australia, partially offset by improved portfolio performance across other markets.

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

The post-modification balance of accounts modified during the years ended December 31, 2014 and 2013 are summarized below:
($ in millions)	2014		2013
	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$181.6	2.5%	$233.0	3.2%
Insignificant delay	64.1	.9%	110.1	1.6%
Credit - no concession	31.5	.4%	24.2	.3%
Credit - TDR	27.1	.4%	13.6	.2%

	$304.3	4.2%	$380.9	5.3%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio.

In 2014, total modification activity decreased compared to 2013 primarily due to lower modifications for commercial reasons and insignificant delays, partially offset by an increase in TDR modifications. The decrease in commercial modifications primarily reflects lower levels of additional equipment financed and end-of-contract modifications. The decline in modifications for insignificant delays reflects 2013 extensions granted to two customers in Australia primarily due to business disruptions arising from flooding. TDR modifications increased primarily due to a contract modification for a large customer in the U.S.

The following table summarizes the Company’s 30+ days past due accounts:

At December 31,	2014	2013
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%	.3%
Europe	1.1%	.7%
Mexico and Australia	2.0%	1.4%

Worldwide	.5%	.5%

Accounts 30+ days past due were .5% at December 31, 2014 and 2013. The higher past dues in Europe, Mexico and Australia were offset by lower past dues in the U.S. and Canada. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $4.0 million of accounts worldwide during the fourth quarter of 2014 and $4.9 million during the fourth quarter of 2013 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

At December 31,	2014	2013
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%	.3%
Europe	1.2%	.8%
Mexico and Australia	2.3%	1.7%

Worldwide	.6%	.6%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2014 and 2013. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2014 and 2013.

The Company’s 2014 and 2013 pre-tax return on average earning assets for Financial Services was 3.3% and 3.2%, respectively.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expense. Other sales represent approximately 1% of consolidated net sales and revenues for 2014 and 2013. Other SG&A was $59.5 million in 2014 and $47.1 million in 2013. The increase in SG&A was primarily due to higher salaries and related expenses of $11.4 million. Other income (loss) before tax was a loss of $31.9 million in 2014 compared to a loss of $26.5 million in 2013. The higher loss in 2014 was primarily due to higher salaries and related expenses and lower income before tax from the winch business.

Investment income was $22.3 million in 2014 compared to $28.6 million in 2013. The lower investment income in 2014 primarily reflects lower yields on investments due to lower market interest rates, partially offset by higher average investment balances.

The 2014 effective income tax rate of 32.7% increased from 30.9% in 2013. The increase in the effective tax rate was primarily due to a higher proportion of income generated in higher taxed jurisdictions.

($ in millions)
Year Ended December 31,	2014	2013
Domestic income before taxes	$1,267.3	$827.0
Foreign income before taxes	750.3	868.0

Total income before taxes	$2,017.6	$1,695.0

Domestic pre-tax return on revenues	12.4%	10.2%
Foreign pre-tax return on revenues	8.6%	9.7%

Total pre-tax return on revenues	10.6%	9.9%

The higher income before income taxes and pre-tax return on revenues for domestic operations were primarily due to higher revenues from trucks and parts operations and higher truck margins. The lower income before income taxes and pre-tax return on revenues for foreign operations were primarily due to lower revenues and truck margins in all foreign markets, except Canada.

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

The Company’s worldwide truck net sales and revenues decreased due to lower market demand in the U.S. and Canada ($329.7 million), South America ($342.3 million) and Australia ($94.8 million), partially offset by higher market demand in Europe ($627.3 million). Truck segment income before income taxes and pre-tax return on revenues reflects improved price realization, primarily in Europe, and lower R&D and SG&A expenses, partially offset by lower truck unit deliveries.

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

The over 16-tonne truck market in Western and Central Europe in 2013 was 240,800 units, an 8% increase from 222,000 units in 2012 reflecting a pre-buy of Euro 5 trucks by some customers ahead of Euro 6 emissions regulations effective in 2014. The Company’s market share was a record 16.2% in 2013, an increase from 16.0% in 2012. The 6 to 16-tonne market in 2013 was 57,200 units compared to 55,500 units in 2012. The Company’s market share was a record 11.8% in 2013, an increase from 11.4% in 2012.

Sales in Mexico, South America, Australia and other markets decreased in 2013 primarily due to fewer new truck deliveries in Colombia.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between 2013 and 2012 for the Truck segment are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
2012	$13,131.5	$11,794.0	$1,337.5
Increase (decrease)
Truck delivery volume	(399.7)	(324.5)	(75.2)
Average truck sales prices	57.6		57.6
Average per truck material, labor and other direct costs		2.2	(2.2)
Factory overhead and other indirect costs		20.6	(20.6)
Operating leases	149.0	142.4	6.6
Currency translation	64.5	57.2	7.3

Total decrease	(128.6)	(102.1)	(26.5)

2013	$13,002.9	$11,691.9	$1,311.0

•	Truck delivery volume reflects lower truck deliveries in all markets except Europe. Higher deliveries in Europe reflect purchases of Euro 5 vehicles ahead of the Euro 6 emission requirement in 2014.

•	Average truck sales prices increased sales by $57.6 million, reflecting increased price realization from higher market demand in Europe.

•	Factory overhead and other indirect costs increased $20.6 million, primarily due to higher depreciation expense.

•	Operating lease revenues and cost of sales increased due to a higher volume of operating leases in Europe.

•	Truck gross margins in 2013 of 10.1% decreased slightly from 10.2% in 2012 primarily from lower truck volume as noted above.

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

•

Average finance receivables increased $590.5 million (net of foreign exchange effects) in 2013 from retail portfolio new business volume exceeding collections, partially offset by a decrease in dealer wholesale financing, primarily in the U.S. and Canada.

•

Average debt balances increased $671.5 million in 2013 and included increased medium-term note funding. The higher average debt balances reflect funding for a higher average earning asset portfolio, including loans, finance leases and equipment on operating leases.

•	Lower market rates resulted in lower portfolio yields (5.6% in 2013 and 5.8% in 2012) and lower borrowing rates (2.0% in 2013 and 2.2% in 2012).

The following table summarizes operating lease, rental and other revenues and depreciation and other expense:

($ in millions)
Year Ended December 31,	2013	2012
Operating lease and rental revenues	$663.0	$585.9
Used truck sales and other	49.1	59.2

Operating lease, rental and other revenues	$712.1	$645.1

Depreciation of operating lease equipment	$435.4	$369.9
Vehicle operating expenses	98.1	97.0
Cost of used truck sales and other	38.2	50.5

Depreciation and other expense	$571.7	$517.4

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expense and related lease margin for the year ended December 31, 2013 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSE	LEASE MARGIN
2012	$645.1	$517.4	$127.7
Increase (decrease)
Used truck sales and other	(10.1)	(12.2)	2.1
Results on returned lease assets		2.9	(2.9)
Average operating lease assets	55.3	43.6	11.7
Revenue and cost per asset	17.5	16.0	1.5
Currency translation	4.3	4.0	.3

Total increase	67.0	54.3	12.7

2013	$712.1	$571.7	$140.4

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

The post-modification balances of accounts modified during the years ended December 31, 2013 and 2012 are summarized below:

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

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)
At December 31,	2014	2013	2012
Cash and cash equivalents	$1,737.6	$1,750.1	$1,272.4
Marketable debt securities	1,272.0	1,267.5	1,192.7

	$3,009.6	$3,017.6	$2,465.1

The Company’s total cash and marketable debt securities at December 31, 2014 was comparable to December 31, 2013.

The change in cash and cash equivalents is summarized below:

($ in millions)
Year Ended December 31,	2014	2013	2012
Operating activities:
Net income	$1,358.8	$1,171.3	$1,111.6
Net income items not affecting cash	875.5	957.5	906.6
Pension contributions	(81.1)	(26.2)	(190.8)
Changes in operating assets and liabilities, net	(29.6)	273.1	(308.4)

Net cash provided by operating activities	2,123.6	2,375.7	1,519.0
Net cash used in investing activities	(1,531.9)	(2,151.0)	(2,588.0)
Net cash (used in) provided by financing activities	(520.5)	273.8	209.5
Effect of exchange rate changes on cash	(83.7)	(20.8)	25.2

Net (decrease) increase in cash and cash equivalents	(12.5)	477.7	(834.3)
Cash and cash equivalents at beginning of the year	1,750.1	1,272.4	2,106.7

Cash and cash equivalents at end of the year	$1,737.6	$1,750.1	$1,272.4

2014 Compared to 2013:

Operating activities: Cash provided by operations decreased $252.1 million to $2.12 billion in 2014 compared to $2.38 billion in 2013. Lower operating cash flow reflects a higher increase in Financial Services segment wholesale receivables of $150.3 million and a higher increase in net purchases of inventories of $149.9 million. In addition, lower cash inflows resulted from a reduction in liabilities for residual value guarantees (RVG) and deferred revenues of $138.7 million, primarily due to a lower volume of new RVG contracts compared to 2013, and $54.9 million in higher pension contributions. These outflows were partially offset by $187.5 million of higher net income and $74.5 million of higher depreciation on property, plant and equipment.

Investing activities: Cash used in investing activities of $1.53 billion in 2014 decreased $619.1 million from the $2.15 billion used in 2013, primarily due to lower net new loan and lease originations of $257.0 million, lower payments for property, plant and equipment of $212.4 million and lower cash used in the acquisitions of equipment for operating leases of $123.1 million.

Financing activities: Cash used in financing activities was $520.5 million for 2014 compared to cash provided by financing activities of $273.8 million in 2013. The Company paid $623.8 million of dividends in 2014 compared to $283.1 million paid in 2013, an increase of $340.7 million. The higher dividends in 2014 reflect a special dividend declared in 2013 and paid in early 2014. In 2013, there was no special dividend payment, as the 2012 special dividend was declared and paid in 2012. The Company also repurchased .7 million shares of common stock for $42.7 million in 2014. In 2014, the Company issued $1.65 billion in long-term debt and $349.1 million of commercial paper and short-term bank loans to repay long-term debt of $1.88 billion. In 2013, the Company issued $2.13 billion in medium-term debt to repay medium-term debt of $568.9 million and reduce its outstanding commercial paper and bank loans by $1.04 billion. This resulted in cash provided by borrowing activities of $116.9 million, $409.0 million lower than cash provided by borrowing activities of $525.9 million in 2013.

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

Credit Lines and Other:

The Company has line of credit arrangements of $3.50 billion, of which $3.37 billion were unused at December 31, 2014. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion matures in June 2015, $1.0 billion matures in June 2018 and $1.0 billion matures in June 2019. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the year ended December 31, 2014.

In December 2011, PACCAR Inc filed a shelf registration under the Securities Act of 1933; the registration expired in the fourth quarter of 2014. Upon maturity in February 2014, $500.0 million of medium-term notes, of which $150.0 million was manufacturing debt, were repaid in full.

In December 2011, PACCAR’s Board of Directors approved the repurchase of $300.0 million of the Company’s common stock, and as of December 31, 2014, $234.7 million of shares have been repurchased pursuant to the authorization.

At December 31, 2014 and December 31, 2013, the Company had cash and cash equivalents and marketable debt securities of $1.60 billion and $1.75 billion, respectively, which are considered indefinitely reinvested in foreign subsidiaries. The Company periodically repatriates foreign earnings that are not indefinitely reinvested. Dividends paid by foreign subsidiaries to the U.S. parent were $.24 billion, $.19 billion and $.23 billion in 2014, 2013 and 2012, respectively. The Company believes that its U.S. cash and cash equivalents and marketable debt securities, future operating cash flow and access to the capital markets, along with periodic repatriation of foreign earnings, will be sufficient to meet U.S. liquidity requirements.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for property, plant and equipment in 2014 totaled $220.8 million compared to $406.5 million in 2013 as the Company invested in new products and expanded its aftermarket distribution centers and enhanced its production facilities. Investments in 2014 were lower than 2013, as 2013 included higher spending for new product development and construction of the Eindhoven parts distribution center in Europe and the DAF Brasil factory. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $5.83 billion, which have significantly increased operating capacity and efficiency of its facilities and the competitive advantage of the Company’s premium products.

In 2015, capital investments are expected to be $300 to $350 million and are targeted for enhanced powertrain development and increased operating efficiency of the Company’s factories and parts distribution centers. Spending on R&D in 2015 is expected to be $220 to $260 million, as PACCAR will continue to focus on new products and increased manufacturing capacity.

The Company conducts business in Spain, Italy, Portugal, Ireland, Greece, Russia, Ukraine and certain other countries which have been experiencing significant financial stress, fiscal or political strain and are subject to potential default. The Company routinely monitors its financial exposure to global financial conditions, its global counterparties and its operating environments. As of

December 31, 2014, the Company had finance and trade receivables in these countries of approximately 1% of consolidated total assets. As of December 31, 2014, the Company did not have any marketable debt security investments in corporate or sovereign government securities in these countries. In addition, the Company had no derivative counterparty credit exposures in these countries as of December 31, 2014.

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

In November 2012, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2014 was $4.15 billion. The registration expires in November 2015 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2014, the Company’s European finance subsidiary, PACCAR Financial Europe, had €366.9 million available for issuance under a €1.50 billion medium-term note program registered with the London Stock Exchange. The program was renewed in the second quarter of 2014 and is renewable annually through the filing of a new prospectus.

In April 2011, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in 2016 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At December 31, 2014, 8.00 billion pesos remained available for issuance.

PACCAR believes its Financial Services companies will be able to continue funding receivables, servicing debt and paying dividends through internally generated funds, access to public and private debt markets and lines of credit.

Commitments

The following summarizes the Company’s contractual cash commitments at December 31, 2014:

	MATURITY
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Borrowings*	$4,129.2	$3,464.4	$638.0		$8,231.6
Purchase obligations	255.0	135.2			390.2
Interest on debt**	54.4	57.3	15.5		127.2
Operating leases	19.5	23.9	9.5	$2.2	55.1
Other obligations	10.1	14.1	7.0	7.9	39.1

	$4,468.2	$3,694.9	$670.0	$10.1	$8,843.2

*	Borrowings include commercial paper and other short-term debt.
**	Includes interest on fixed and floating-rate term debt. Interest on floating-rate debt is based on the applicable market rates at December 31, 2014.

Total cash commitments for borrowings and interest on term debt are $8.36 billion and were related to the Financial Services segment. As described in Note I of the consolidated financial statements, borrowings consist primarily of term notes and commercial paper issued by the Financial Services segment. The Company expects to fund its maturing Financial Services debt obligations principally from funds provided by collections from customers on loans and lease contracts, as well as from the proceeds of commercial paper and medium-term note borrowings. Purchase obligations are the Company’s contractual commitments to acquire future production inventory and capital equipment. Other obligations include deferred cash compensation.

The Company’s other commitments include the following at December 31, 2014:

	COMMITMENT EXPIRATION
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Loan and lease commitments	$769.6				$769.6
Residual value guarantees	228.9	$279.9	$104.9	$15.4	629.1
Letters of credit	17.1	1.6	.2	.1	19.0

	$1,015.6	$281.5	$105.1	$15.5	$1,417.7

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

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has provided an accrual for the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities in the years ended December 31, 2014, 2013 and 2012 were $1.2 million, $2.3 million and $1.7 million, respectively. Management expects that these matters will not have a significant effect on the Company’s consolidated cash flow, liquidity or financial condition.

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

During 2014, 2013 and 2012, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a decrease in depreciation expense of $10.6 million, $4.4 million and $5.0 million, respectively.

At December 31, 2014, the aggregate residual value of equipment on operating leases in the Financial Services segment and residual value guarantee on trucks accounted for as operating leases in the Truck segment was $1.91 billion. A 10% decrease in used truck values worldwide, expected to persist over the remaining maturities of the Company’s operating leases, would reduce residual value estimates and result in the Company recording an average of approximately $47.8 million of additional depreciation per year.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 20% and 80%. Over the past three years, the Company’s year-end 30+ days past due accounts have ranged between .5% and .6% of loan and lease receivables. Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 5 to 30 basis points of receivables. Past dues were .5% at December 31, 2014. If past dues were 100 basis points higher or 1.5% as of December 31, 2014, the Company’s estimate of credit losses would likely have increased by a range of $5 to $25 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

Product Warranty

Product warranty is disclosed in Note H of the consolidated financial statements. The expenses related to product warranty are estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. Management takes actions to minimize warranty costs through quality-improvement programs; however, actual claim costs incurred could materially differ from the estimated amounts and require adjustments to the reserve. Historically those adjustments have not been material. Over the past three years, warranty expense as a percentage of Truck, Parts and Other net sales and revenues has ranged between 1.2% and 1.6%. If the 2014 warranty expense had been .2% higher as a percentage of net sales and revenues in 2014, warranty expense would have increased by approximately $36 million.

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

Because differences between actual results and the assumptions for returns on plan assets, retirement rates and mortality rates are accumulated and amortized into expense over future periods, management does not believe these differences or a typical percentage change in these assumptions worldwide would have a material effect on its financial results in the next year. The most significant assumption which could negatively affect pension expense is a decrease in the discount rate. If the discount rate was to decrease .5%, 2014 net pension expense would increase to $76.2 million from $53.1 million and the projected benefit obligation would increase $219.6 million to $2.6 billion from $2.4 billion.

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

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs or litigation; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currencies are presented in millions for the market risks and derivative instruments sections below.

Interest-Rate Risks - See Note O for a description of the Company’s hedging programs and exposure to interest rate fluctuations. The Company measures its interest-rate risk by estimating the amount by which the fair value of interest-rate sensitive assets and liabilities, including derivative financial instruments, would change assuming an immediate 100 basis point increase across the yield curve as shown in the following table:

Fair Value Gains (Losses)	2014	2013
CONSOLIDATED:
Assets
Cash equivalents and marketable debt securities	$(18.0)	$(16.6)
TRUCK, PARTS AND OTHER:
Liabilities
Fixed rate long-term debt		.3
FINANCIAL SERVICES:
Assets
Fixed rate loans	(69.7)	(68.4)
Liabilities
Fixed rate term debt	66.0	71.0
Interest-rate swaps related to Financial Services debt	36.8	28.4

Total	$15.1	$14.7

Currency Risks - The Company enters into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations of foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso (See Note O for additional information concerning these hedges). Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted foreign currency exchange rates would be a loss of $36.2 related to contracts outstanding at December 31, 2014, compared to a loss of $27.7 at December 31, 2013. These amounts would be largely offset by changes in the values of the underlying hedged exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2014	2013	2012
	(millions, except per share data)
TRUCK, PARTS AND OTHER:
Net sales and revenues	$17,792.8	$15,948.9	$15,951.7

Cost of sales and revenues	15,481.6	13,900.7	13,908.3
Research and development	215.6	251.4	279.3
Selling, general and administrative	465.2	465.3	476.4
Interest and other expense (income), net	5.5	5.3	(.3)

	16,167.9	14,622.7	14,663.7

Truck, Parts and Other Income Before Income Taxes	1,624.9	1,326.2	1,288.0

FINANCIAL SERVICES:
Interest and fees	462.6	462.8	453.7
Operating lease, rental and other revenues	741.6	712.1	645.1

Revenues	1,204.2	1,174.9	1,098.8

Interest and other borrowing expenses	133.7	155.9	158.4
Depreciation and other expense	588.5	571.7	517.4
Selling, general and administrative	96.2	94.2	95.2
Provision for losses on receivables	15.4	12.9	20.0

	833.8	834.7	791.0

Financial Services Income Before Income Taxes	370.4	340.2	307.8

Investment income	22.3	28.6	33.1

Total Income Before Income Taxes	2,017.6	1,695.0	1,628.9
Income taxes	658.8	523.7	517.3

Net Income	$1,358.8	$1,171.3	$1,111.6

Net Income Per Share
Basic	$3.83	$3.31	$3.13

Diluted	$3.82	$3.30	$3.12

Weighted Average Number of Common Shares Outstanding
Basic	355.0	354.2	355.1

Diluted	356.1	355.2	355.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2014	2013	2012
	(millions)
Net income	$1,358.8	$1,171.3	$1,111.6
Other comprehensive (loss) income:
Unrealized gains (losses) on derivative contracts
Gains (losses) arising during the period	26.1	53.2	(29.2)
Tax effect	(6.1)	(16.3)	9.1
Reclassification adjustment	(23.5)	(35.6)	22.7
Tax effect	5.1	10.8	(7.8)

	1.6	12.1	(5.2)
Unrealized gains (losses) on marketable debt securities
Net holding gain (loss)	5.5	(8.3)	2.7
Tax effect	(1.3)	2.2	(.6)
Reclassification adjustment	(.9)	1.7	(2.9)
Tax effect	.3	(.5)	.8

	3.6	(4.9)
Pension plans
(Losses) gains arising during the period	(291.1)	324.9	(71.0)
Tax effect	105.3	(120.1)	22.4
Reclassification adjustment	22.0	45.3	45.4
Tax effect	(7.1)	(15.8)	(15.2)

	(170.9)	234.3	(18.4)
Foreign currency translation (losses) gains	(422.8)	(73.3)	83.1

Net other comprehensive (loss) income	(588.5)	168.2	59.5

Comprehensive Income	$770.3	$1,339.5	$1,171.1

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2014	2013
	(millions)
ASSETS
TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$1,665.1	$1,657.7
Trade and other receivables, net	1,047.1	1,019.6
Marketable debt securities	1,272.0	1,267.5
Inventories, net	925.7	813.6
Other current assets	290.5	308.1

Total Truck, Parts and Other Current Assets	5,200.4	5,066.5

Equipment on operating leases, net	934.5	1,038.3
Property, plant and equipment, net	2,313.3	2,513.3
Other noncurrent assets, net	253.3	477.3

Total Truck, Parts and Other Assets	8,701.5	9,095.4

FINANCIAL SERVICES:
Cash and cash equivalents	72.5	92.4
Finance and other receivables, net	9,042.6	8,812.1
Equipment on operating leases, net	2,306.0	2,290.1
Other assets	496.2	435.5

Total Financial Services Assets	11,917.3	11,630.1

	$20,618.8	$20,725.5

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2014	2013
	(millions)
LIABILITIES AND STOCKHOLDERS’ EQUITY
TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,297.2	$2,155.0
Dividend payable	354.4	318.8
Current portion of long-term debt		150.0

Total Truck, Parts and Other Current Liabilities	2,651.6	2,623.8
Residual value guarantees and deferred revenues	970.9	1,093.8
Other liabilities	718.8	734.4

Total Truck, Parts and Other Liabilities	4,341.3	4,452.0

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	384.5	391.7
Commercial paper and bank loans	2,641.9	2,508.9
Term notes	5,588.7	5,765.3
Deferred taxes and other liabilities	909.2	973.3

Total Financial Services Liabilities	9,524.3	9,639.2

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares; issued 355.2 million and 354.3 million shares	355.2	354.3
Additional paid-in capital	156.7	106.2
Treasury stock, at cost - .7 million shares and nil shares	(42.7)
Retained earnings	6,863.8	6,165.1
Accumulated other comprehensive (loss) income	(579.8)	8.7

Total Stockholders’ Equity	6,753.2	6,634.3

	$20,618.8	$20,725.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2014	2013	2012
		(millions)
OPERATING ACTIVITIES:
Net Income	$1,358.8	$1,171.3	$1,111.6
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	285.2	210.7	188.8
Equipment on operating leases and other	632.5	600.0	512.1
Provision for losses on financial services receivables	15.4	12.9	20.0
Deferred taxes	(98.0)	97.3	151.7
Other, net	40.4	36.6	34.0
Pension contributions	(81.1)	(26.2)	(190.8)
Change in operating assets and liabilities:
(Increase) decrease in assets other than cash and cash equivalents:
Receivables:
Trade and other receivables	(71.3)	(115.0)	75.2
Wholesale receivables on new trucks	(232.8)	(82.5)	(6.5)
Sales-type finance leases and dealer direct loans on new trucks	(133.1)	(101.9)	(186.6)
Inventories	(189.5)	(39.6)	(61.5)
Other assets, net	(72.0)	(86.9)	(120.7)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	252.3	240.8	(303.6)
Residual value guarantees and deferred revenues	123.1	261.8	204.4
Other liabilities, net	293.7	196.4	90.9

Net Cash Provided by Operating Activities	2,123.6	2,375.7	1,519.0

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(3,114.2)	(2,992.8)	(3,235.5)
Collections on retail loans and direct financing leases	2,847.6	2,469.2	2,404.3
Net decrease (increase) in wholesale receivables on used equipment	1.1	6.5	(5.7)
Purchases of marketable securities	(1,122.5)	(990.1)	(1,048.9)
Proceeds from sales and maturities of marketable securities	997.9	888.9	768.3
Payments for property, plant and equipment	(298.2)	(510.6)	(515.4)
Acquisitions of equipment for operating leases	(1,239.1)	(1,362.2)	(1,288.0)
Proceeds from asset disposals	395.5	340.1	330.2
Other, net			2.7

Net Cash Used in Investing Activities	(1,531.9)	(2,151.0)	(2,588.0)

FINANCING ACTIVITIES:
Payments of cash dividends	(623.8)	(283.1)	(809.5)
Purchases of treasury stock	(42.7)		(162.1)
Proceeds from stock compensation transactions	29.1	31.0	13.9
Net increase (decrease) in commercial paper and short-term bank loans	349.1	(1,039.3)	(365.8)
Proceeds from long-term debt	1,650.8	2,134.1	2,201.1
Payments on long-term debt	(1,883.0)	(568.9)	(668.1)

Net Cash (Used in) Provided by Financing Activities	(520.5)	273.8	209.5
Effect of exchange rate changes on cash	(83.7)	(20.8)	25.2

Net (Decrease) Increase in Cash and Cash Equivalents	(12.5)	477.7	(834.3)
Cash and cash equivalents at beginning of year	1,750.1	1,272.4	2,106.7

Cash and cash equivalents at end of year	$1,737.6	$1,750.1	$1,272.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 31,	2014	2013	2012
	(millions, except per share data)
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of year	$354.3	$353.4	$356.8
Treasury stock retirement			(4.2)
Stock compensation	.9	.9	.8

Balance at end of year	355.2	354.3	353.4

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	106.2	56.6	52.1
Treasury stock retirement			(28.0)
Stock compensation and tax benefit	50.5	49.6	32.5

Balance at end of year	156.7	106.2	56.6

TREASURY STOCK, AT COST:
Balance at beginning of year
Purchases, shares: 2014-.7; 2013-nil; 2012-4.2	(42.7)		(162.1)
Retirements			162.1

Balance at end of year	(42.7)

RETAINED EARNINGS:
Balance at beginning of year	6,165.1	5,596.4	5,174.5
Net income	1,358.8	1,171.3	1,111.6
Cash dividends declared on common stock, per share: 2014-$1.86; 2013-$1.70; 2012-$1.58	(660.1)	(602.6)	(559.8)
Treasury stock retirement			(129.9)

Balance at end of year	6,863.8	6,165.1	5,596.4

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance at beginning of year	8.7	(159.5)	(219.0)
Other comprehensive (loss) income	(588.5)	168.2	59.5

Balance at end of year	(579.8)	8.7	(159.5)

Total Stockholders’ Equity	$6,753.2	$6,634.3	$5,846.9

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

A.	SIGNIFICANT ACCOUNTING POLICIES

Description of Operations: PACCAR Inc (the Company or PACCAR) is a multinational company operating in three principal segments: (1) the Truck segment includes the design and manufacture of high-quality, light-, medium- and heavy-duty commercial trucks; (2) the Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles; and (3) the Financial Services segment (PFS) derives its earnings primarily from financing or leasing PACCAR products in the U.S., Canada, Mexico, Europe and Australia. PACCAR’s sales and revenues are derived primarily from North America and Europe. The Company also operates in Australia and Brasil and sells trucks and parts to customers in Asia, Africa, Middle East and South America.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Financial Services: Interest income from finance and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest income over the expected life of the contracts, generally 36 to 60 months, using the straight-line method which approximates the interest method. For operating leases, rental revenue is recognized on a straight-line basis over the lease term. Rental revenues for the years ended December 31, 2014, 2013 and 2012 were $681.5, $631.7 and $551.5, respectively. Depreciation and related leased unit operating expenses were $544.0, $503.5 and $434.9 for the years ended December 31, 2014, 2013 and 2012, respectively.

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2014 or December 31, 2013. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

December 31, 2014, 2013 and 2012 (currencies in millions)

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

Receivables:

Trade and Other Receivables: The Company’s trade and other receivables are recorded at cost, net of allowances. At December 31, 2014 and 2013, respectively, trade and other receivables include trade receivables from dealers and customers of $882.2 and $847.6 and other receivables of $165.0 and $172.0 relating primarily to value added tax receivables and supplier allowances and rebates.

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

Allowance for Credit Losses:

Truck, Parts and Other: The Company historically has not experienced significant losses or past due amounts on trade and other receivables in its Truck, Parts and Other businesses. The Company’s Truck, Parts and Other trade receivable past dues are determined based on contractual payment terms. Accounts are considered past due once the unpaid balance is over 30 days outstanding. Accounts are charged-off against the allowance for credit losses when, in the judgment of management, they are considered to be uncollectible. The allowance for credit losses for Truck, Parts and Other was $1.9 and $2.4 for the years ended December 31, 2014 and 2013, respectively. Net charge-offs were $.2, $.2 and $.3 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

December 31, 2014, 2013 and 2012 (currencies in millions)

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

On average, modifications extended contractual terms by approximately five months in 2014 and six months in 2013 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2014 and December 31, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

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

Equipment on Operating Leases: The Company’s Financial Services segment leases equipment under operating leases to its customers. In addition, in the Truck segment, equipment sold to customers in Europe subject to a residual value guarantee (RVG) by the Company is generally accounted for as an operating lease. Equipment is recorded at cost and is depreciated on the straight-line basis to the lower of the estimated residual value or guarantee value. Lease and guarantee periods generally range from three to five years. Estimated useful lives of the equipment range from four to nine years. The Company reviews residual values of equipment on operating leases periodically to determine that recorded amounts are appropriate.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method based on the estimated useful lives of the various classes of assets. Certain production tooling is amortized on a unit of production basis.

Long-lived Assets and Goodwill: The Company evaluates the carrying value of property, plant and equipment when events and circumstances warrant a review. Goodwill is tested for impairment at least on an annual basis. There were no impairment charges for the three years ended December 31, 2014. Goodwill was $128.6 and $144.6 at December 31, 2014 and 2013, respectively. The decrease in value is due to currency translation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at December 31, 2014.

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

Foreign Currency Translation: For most of the Company’s foreign subsidiaries, the local currency is the functional currency. All assets and liabilities are translated at year-end exchange rates and all income statement amounts are translated at the weighted average rates for the period. Translation adjustments are recorded in accumulated other comprehensive (loss) income. The Company uses the U.S. dollar as the functional currency for all but one of its Mexican subsidiaries, which uses the local currency. For the U.S. functional currency entities in Mexico, inventories, cost of sales, property, plant and equipment and depreciation are remeasured at historical rates and resulting adjustments are included in net income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

B.	INVESTMENTS IN MARKETABLE DEBT SECURITIES

Marketable debt securities consisted of the following at December 31:

2014	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$362.9	$.8	$.3	$363.4
U.S. corporate securities	80.9	.6		81.5
U.S. government and agency securities	8.0			8.0
Non-U.S. corporate securities	528.1	3.9		532.0
Non-U.S. government securities	192.1	2.0		194.1
Other debt securities	92.8	.3	.1	93.0

	$1,264.8	$7.6	$.4	$1,272.0

2013	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$214.9	$1.2		$216.1
U.S. corporate securities	78.2	.1	$.1	78.2
U.S. government and agency securities	5.5			5.5
Non-U.S. corporate securities	608.5	1.2	.4	609.3
Non-U.S. government securities	217.3	.7	.5	217.5
Other debt securities	140.5	.4		140.9

	$1,264.9	$3.6	$1.0	$1,267.5

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $1.2, $2.0 and $3.8, and gross realized losses were $.1, $.7 and $.3 for the years ended December 31, 2014, 2013 and 2012, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

At December 31,	2014		2013
	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER
Fair value	$249.6		$388.3	$28.4
Unrealized losses	.4		.9	.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

Contractual maturities at December 31, 2014 were as follows:

Maturities:	AMORTIZED COST	FAIR VALUE
Within one year	$423.6	$424.1
One to five years	841.2	847.9

	$1,264.8	$1,272.0

Marketable debt securities included nil and $.4 of variable rate demand obligations (VRDOs) at December 31, 2014 and 2013, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically.

C.     INVENTORIES

Inventories include the following:

At December 31,	2014	2013
Finished products	$512.3	$440.6
Work in process and raw materials	587.7	545.2

	1,100.0	985.8
Less LIFO reserve	(174.3)	(172.2)

	$925.7	$813.6

Inventories valued using the LIFO method comprised 47% of consolidated inventories before deducting the LIFO reserve at both December 31, 2014 and 2013.

D.     FINANCE AND OTHER RECEIVABLES

Finance and other receivables include the following:

At December 31,	2014	2013
Loans	$3,968.5	$3,977.4
Direct financing leases	2,752.8	2,680.8
Sales-type finance leases	972.8	921.1
Dealer wholesale financing	1,755.8	1,616.5
Operating lease and other trade receivables	99.5	121.3
Unearned interest: Finance leases	(384.8)	(375.7)

	$9,164.6	$8,941.4
Less allowance for losses:
Loans and leases	(105.5)	(110.9)
Dealer wholesale financing	(9.0)	(10.4)
Operating lease and other trade receivables	(7.5)	(8.0)

	$9,042.6	$8,812.1

The net activity of sales-type finance leases, dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

Annual minimum payments due on finance receivables are as follows:

Beginning January 1, 2015				LOANS	FINANCE LEASES
2015				$1,251.2	$1,066.9
2016				1,032.1	905.7
2017				815.3	691.6
2018				523.8	448.0
2019				296.2	265.7
Thereafter				49.9	143.7

				$3,968.5	$3,521.6

Estimated residual values included with finance leases amounted to $204.0 in 2014 and $229.6 in 2013. Experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, repayment experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while others may be extended or modified.

For the following credit quality disclosures, finance receivables are classified into two portfolio segments, wholesale and retail. The retail portfolio is further segmented into dealer retail and customer retail. The dealer wholesale segment consists of truck inventory financing to PACCAR dealers. The dealer retail segment consists of loans and leases to participating dealers and franchises that use the proceeds to fund customers’ acquisition of commercial vehicles and related equipment. The customer retail segment consists of loans and leases directly to customers for the acquisition of commercial vehicles and related equipment. Customer retail receivables are further segregated between fleet and owner/operator classes. The fleet class consists of customer retail accounts operating more than five trucks. All other customer retail accounts are considered owner/operator. These two classes have similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk.

Allowance for Credit Losses: The allowance for credit losses is summarized as follows:

	2014
	DEALER		CUSTOMER RETAIL
	WHOLESALE	RETAIL		OTHER*	TOTAL
Balance at January 1	$10.4	$13.4	$97.5	$8.0	$129.3
Provision for losses	.3	(1.4)	14.8	1.7	15.4
Charge-offs	(.9)		(18.2)	(2.2)	(21.3)
Recoveries			4.6	.7	5.3
Currency translation and other	(.8)	(.1)	(5.1)	(.7)	(6.7)

Balance at December 31	$9.0	$11.9	$93.6	$7.5	$122.0

	2013
	DEALER		CUSTOMER RETAIL
	WHOLESALE	RETAIL		OTHER*	TOTAL
Balance at January 1	$11.8	$13.4	$99.2	$5.6	$130.0
Provision for losses	(.9)	.2	9.8	3.8	12.9
Charge-offs	(.5)		(21.2)	(2.8)	(24.5)
Recoveries			9.9	1.0	10.9
Currency translation and other		(.2)	(.2)	.4

Balance at December 31	$10.4	$13.4	$97.5	$8.0	$129.3

*	Operating lease and other trade receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

	2012
	DEALER		CUSTOMER RETAIL
	WHOLESALE	RETAIL		OTHER*	TOTAL
Balance at January 1	$11.7	$12.0	$106.5	$8.8	$139.0
Provision for losses	1.8	1.4	13.1	3.7	20.0
Charge-offs			(32.1)	(6.6)	(38.7)
Recoveries			7.0	.4	7.4
Currency translation and other	(1.7)		4.7	(.7)	2.3

Balance at December 31	$11.8	$13.4	$99.2	$5.6	$130.0

* Operating lease and other trade receivables. Information regarding finance receivables evaluated and determined individually and collectively is as follows:
		DEALER		CUSTOMER RETAIL
At December 31, 2014		WHOLESALE	RETAIL		TOTAL
Recorded investment for impaired finance receivables evaluated individually		$4.9		$43.7	$48.6
Allowance for impaired finance receivables determined individually		.5		4.6	5.1
Recorded investment for finance receivables evaluated collectively		1,750.9	$1,606.5	5,659.1	9,016.5
Allowance for finance receivables determined collectively		8.5	11.9	89.0	109.4

		DEALER		CUSTOMER RETAIL
At December 31, 2013		WHOLESALE	RETAIL		TOTAL
Recorded investment for impaired finance receivables evaluated individually		$8.5		$42.1	$50.6
Allowance for impaired finance receivables determined individually		1.4		5.9	7.3
Recorded investment for finance receivables evaluated collectively		1,608.0	$1,525.6	5,635.9	8,769.5
Allowance for finance receivables determined collectively		9.0	13.4	91.6	114.0
The recorded investment for finance receivables that are on non-accrual status is as follows:
At December 31,				2014	2013
Dealer:
Wholesale				$4.9	$8.0
Customer retail:
Fleet				34.4	30.5
Owner/operator				8.9	8.6

				$48.2	$47.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

Impaired Loans: Impaired loans with no specific reserves were $16.7 and $10.7 at December 31, 2014 and 2013, respectively. Impaired loans with a specific reserve are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of December 31, 2014 and 2013 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
At December 31, 2014	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve	$.5		$12.7	$2.6	$15.8
Associated allowance	(.5)		(1.5)	(.5)	(2.5)

Net carrying amount of impaired loans			$11.2	$2.1	$13.3

Average recorded investment	$8.8		$22.5	$2.8	$34.1

	DEALER		CUSTOMER RETAIL
At December 31, 2013	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve	$8.5		$10.8	$3.1	$22.4
Associated allowance	(1.4)		(2.1)	(.6)	(4.1)

Net carrying amount of impaired loans	$7.1		$8.7	$2.5	$18.3

Average recorded investment	$5.8		$28.9	$5.0	$39.7

During the period the loans above were considered impaired, interest income recognized on a cash basis is as follows:
			2014	2013	2012
Interest income recognized:
Dealer wholesale			$.1	$.1	$.1
Customer retail - fleet			1.2	2.9	1.2
Customer retail - owner/operator			.4	.9	.8

			$1.7	$3.9	$2.1

Credit Quality: The Company’s customers are principally concentrated in the transportation industry in North America, Europe and Australia. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 5% of the total portfolio assets. The Company retains as collateral a security interest in the related equipment.

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

December 31, 2014, 2013 and 2012 (currencies in millions)

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

	DEALER		CUSTOMER RETAIL
At December 31, 2014	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$1,739.5	$1,606.4	$4,430.9	$1,193.9	$8,970.7
Watch	11.4	.1	21.8	12.5	45.8
At-risk	4.9		34.8	8.9	48.6

	$1,755.8	$1,606.5	$4,487.5	$1,215.3	$9,065.1

	DEALER		CUSTOMER RETAIL
At December 31, 2013	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$1,576.9	$1,520.1	$4,396.5	$1,219.5	$8,713.0
Watch	31.1	5.5	12.7	7.2	56.5
At-risk	8.5		33.3	8.8	50.6

	$1,616.5	$1,525.6	$4,442.5	$1,235.5	$8,820.1

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
At December 31, 2014	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$1,752.9	$1,606.5	$4,464.4	$1,200.0	$9,023.8
31 – 60 days past due	.6		10.6	6.9	18.1
Greater than 60 days past due	2.3		12.5	8.4	23.2

	$1,755.8	$1,606.5	$4,487.5	$1,215.3	$9,065.1

	DEALER		CUSTOMER RETAIL
At December 31, 2013	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$1,611.7	$1,525.6	$4,417.5	$1,221.4	$8,776.2
31 – 60 days past due	1.7		9.2	6.3	17.2
Greater than 60 days past due	3.1		15.8	7.8	26.7

	$1,616.5	$1,525.6	$4,442.5	$1,235.5	$8,820.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

Troubled Debt Restructurings: The balance of TDRs was $36.0 and $27.6 at December 31, 2014 and 2013, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	2014		2013
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$24.4	$24.1	$11.4	$11.2
Owner/operator	2.3	2.3	2.4	2.4

	$26.7	$26.4	$13.8	$13.6

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2014 and 2013.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the year ended by portfolio class are as follows:

			2014	2013
Fleet			$.7	$4.6
Owner/operator			.2	.7

			$.9	$5.3

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at December 31, 2014 and 2013.

Repossessions: When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Financial Services other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at December 31, 2014 and 2013 was $19.0 and $13.7, respectively. Proceeds from the sales of repossessed assets were $58.5, $63.2 and $62.2 for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included in proceeds from asset disposals in the Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expense on the Consolidated Statements of Income.

E.     EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases for Truck, Parts and Other and for the Financial Services segment is as follows:

	TRUCK, PARTS AND OTHER		FINANCIAL SERVICES
At December 31,	2014	2013	2014	2013
Equipment on operating leases	$1,222.9	$1,357.8	$3,269.0	$3,212.2
Less allowance for depreciation	(288.4)	(319.5)	(963.0)	(922.1)

	$934.5	$1,038.3	$2,306.0	$2,290.1

Annual minimum lease payments due on Financial Services operating leases beginning January 1, 2015 are $527.7, $377.2, $243.4, $118.1, $37.0 and $6.8 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

When the equipment is sold subject to an RVG, the full sales price is received from the customer. A liability is established for the residual value obligation with the remainder of the proceeds recorded as deferred lease revenue. These amounts are summarized below:

		TRUCK, PARTS AND OTHER
At December 31,		2014	2013
Residual value guarantees		$629.1	$653.9
Deferred lease revenues		341.8	439.9

		$970.9	$1,093.8

The deferred lease revenue is amortized on a straight-line basis over the RVG contract period. At December 31, 2014, the annual amortization of deferred revenues beginning January 1, 2015 is $139.5, $100.5, $58.2, $33.3, $10.2 and $.1 thereafter. Annual maturities of the RVGs beginning January 1, 2015 are $228.9, $169.1, $110.8, $64.4, $40.5 and $15.4 thereafter.

F. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment include the following:

At December 31,	USEFUL LIVES	2014	2013
Land		$239.0	$238.5
Buildings and improvements	10-40 years	1,082.8	1,024.9
Machinery, equipment and production tooling	3-12 years	3,316.7	3,345.8
Construction in progress		175.8	321.2

		4,814.3	4,930.4
Less allowance for depreciation		(2,501.0)	(2,417.1)

		$2,313.3	$2,513.3

G. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

Accounts payable, accrued expenses and other include the following:

At December 31,		2014	2013
Truck, Parts and Other:
Accounts payable		$1,167.6	$1,005.6
Product support reserves		355.3	291.7
Accrued expenses		213.5	234.3
Accrued capital expenditures		63.9	139.9
Salaries and wages		224.9	223.9
Other		272.0	259.6

		$2,297.2	$2,155.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

H.	PRODUCT SUPPORT LIABILITIES

Changes in product support liabilities are summarized as follows:

		2014	2013	2012
Balance at January 1		$630.5	$540.7	$448.7
Cost accruals and revenue deferrals		642.4	479.6	437.4
Payments and revenue recognized		(456.6)	(399.8)	(351.7)
Currency translation		(43.5)	10.0	6.3

Balance at December 31		$772.8	$630.5	$540.7

In prior periods, cost accruals and revenue deferrals for the R&M contracts were netted against payments and revenue recognized instead of showing these amounts gross. The netting of these amounts affected only the disclosure in Note H; there was no effect on the Consolidated Statements of Comprehensive Income, the Consolidated Balance Sheets or the Condensed Consolidated Statements of Cash Flows. The table below presents “Cost accruals and revenue deferrals” and “Payments and revenue recognized” as previously reported in Note H and as revised:

	2013		2012
	PREVIOUSLY REPORTED	REVISED	PREVIOUSLY REPORTED	REVISED
Cost accrual and revenue deferrals	$340.4	$479.6	$305.4	$437.4
Payments and revenue recognized	(260.6)	(399.8)	(219.7)	(351.7)

Product support liabilities are included in the accompanying Consolidated Balance Sheets as follows:
At December 31,			2014	2013
Truck, Parts and Other:
Accounts payable, accrued expenses and other			$355.3	$291.7
Other liabilities			406.2	327.5
Financial Services:
Deferred taxes and other liabilities			11.3	11.3

			$772.8	$630.5

I.       BORROWINGS AND CREDIT ARRANGEMENTS

Truck, Parts and Other long-term debt at December 31, 2013 consisted of $150.0 of notes with an effective interest rate of 6.9% which was repaid upon maturity in February 2014.

Financial Services borrowings include the following:

	2014		2013
At December 31,	EFFECTIVE RATE	BORROWINGS	EFFECTIVE RATE	BORROWINGS
Commercial paper	.8%	$2,506.0	1.2%	$2,266.8
Medium-term bank loans	5.0%	135.9	5.0%	242.1

		2,641.9		2,508.9
Term notes	1.5%	5,588.7	1.8%	5,765.3

	1.3%	$8,230.6	1.7%	$8,274.2

The commercial paper and term notes of $8,094.7 and $8,032.1 at December 31, 2014 and 2013 include a net effect of fair value hedges and unamortized discounts of $(1.0) and $1.5, respectively. The effective rate is the weighted average rate as of December 31, 2014 and 2013 and includes the effects of interest-rate contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

The annual maturities of the Financial Services borrowings are as follows:

Beginning January 1, 2015	COMMERCIAL PAPER	BANK LOANS	TERM NOTES	TOTAL
2015	$2,506.9	$20.4	$1,601.9	$4,129.2
2016		34.0	1,612.9	1,646.9
2017		23.7	1,793.8	1,817.5
2018		37.4	280.2	317.6
2019		20.4	300.0	320.4

	$2,506.9	$135.9	$5,588.8	$8,231.6

Interest paid on borrowings was $136.3, $149.3 and $149.9 in 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company capitalized interest on borrowings of $1.3, $10.3 and $10.3, respectively, in Truck, Parts and Other.

The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets, and to a lesser extent, bank loans. The medium-term notes are issued by PACCAR Inc, PACCAR Financial Corp. (PFC), PACCAR Financial Europe and PACCAR Financial Mexico.

In December 2011, PACCAR Inc filed a shelf registration under the Securities Act of 1933; the registration expired in the fourth quarter of 2014. Upon maturity in February 2014, $500.0 million of medium-term notes, of which $150.0 million was manufacturing debt, were repaid in full.

In November 2012, the Company’s U.S. finance subsidiary, PFC, filed a shelf registration under the Securities Act of 1933 effective for a three year period. The total amount of medium-term notes outstanding for PFC as of December 31, 2014 was $4,150.0. The registration expires in November 2015 and does not limit the principal amount of debt securities that may be issued during that period.

At December 31, 2014, the Company’s European finance subsidiary, PACCAR Financial Europe, had €366.9 available for issuance under a €1,500.0 medium-term note program registered with the London Stock Exchange. The program was renewed in the second quarter of 2014 and is renewable annually through the filing of a new prospectus.

In April 2011, PACCAR Financial Mexico registered a 10,000.0 peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in 2016 and limits the amount of commercial paper (up to one year) to 5,000.0 pesos. At December 31, 2014, 8,000.0 pesos remained available for issuance.

The Company has line of credit arrangements of $3,503.9, of which $3,368.0 were unused at December 31, 2014. Included in these arrangements are $3,000.0 of syndicated bank facilities, of which $1,000.0 matures in June 2015, $1,000.0 matures in June 2018 and $1,000.0 matures in June 2019. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the year ended December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

J.	LEASES

The Company leases certain facilities and computer equipment under operating leases. Leases expire at various dates through the year 2023. At January 1, 2015, annual minimum rent payments under non-cancelable operating leases having initial or remaining terms in excess of one year are $19.5, $14.2, $9.7, $6.6, $2.9 and $2.2 thereafter. For the years ended December 31, 2014, 2013 and 2012, total rental expenses under all leases amounted to $34.5, $34.1 and $29.1, respectively.

K.	COMMITMENTS AND CONTINGENCIES

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has an undiscounted accrual to provide for the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities for the years ended December 31, 2014, 2013 and 2012 were $1.2, $2.3 and $1.7, respectively.

While the timing and amount of the ultimate costs associated with future environmental cleanup cannot be determined, management expects that these matters will not have a significant effect on the Company’s consolidated financial position.

At December 31, 2014, PACCAR had standby letters of credit of $19.0, which guarantee various insurance and financing activities. At December 31, 2014, PACCAR’s financial services companies, in the normal course of business, had outstanding commitments to fund new loan and lease transactions amounting to $769.6. The commitments generally expire in 90 days. The Company had other commitments, primarily to purchase production inventory, equipment and energy amounting to $262.8, $76.1, $70.6, $5.2 and nil for 2015, 2016, 2017, 2018 and 2019, respectively.

In January 2011, the European Commission (EC) commenced an investigation of all major European commercial vehicle manufacturers, including subsidiaries of the Company, concerning whether such companies participated in agreements or concerted practices to coordinate their commercial policy in the European Union. On November 20, 2014, the EC issued a Statement of Objections to the manufacturers, including DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH and PACCAR Inc as their parent. The Statement of Objections is a procedural step in which the EC expressed its preliminary view that the manufacturers had participated in anticompetitive practices in the European Union. The EC indicated that it will seek to impose significant fines on the manufacturers. DAF is studying the Statement of Objections and will prepare a response. The EC will review the manufacturers’ responses before issuing a decision. Any decision would be subject to appeal. The Company is unable to estimate the potential fine at this time and accordingly, no accrual for any potential fine has been made as of December 31, 2014.

PACCAR is a defendant in various legal proceedings and, in addition, there are various other contingent liabilities arising in the normal course of business. Except for the EC matter noted above, after consultation with legal counsel, management does not anticipate that disposition of these proceedings and contingent liabilities will have a material effect on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

L.	EMPLOYEE BENEFITS

Severance Costs: The Company incurred severance expense in 2014, 2013 and 2012 of $1.8, $3.5 and $4.8, respectively.

Defined Benefit Pension Plans: PACCAR has several defined benefit pension plans, which cover a majority of its employees. The Company evaluates its actuarial assumptions on an annual basis and considers changes based upon market conditions and other factors. For its U.S. plans, the Company adopted the revised mortality tables published in October 2014 by the U.S. Society of Actuaries. As a result of this change in actuarial assumption, the Company’s projected benefit obligation increased by $96.4.

The expected return on plan assets is determined by using a market-related value of assets, which is calculated based on an average of the previous five years of asset gains and losses.

Generally, accumulated unrecognized actuarial gains and losses are amortized using the 10% corridor approach. The corridor is defined as the greater of either 10% of the projected benefit obligation or the market-related value of plan assets. The amortization amount is the excess beyond the corridor divided by the average remaining estimated service life of participants on a straight-line basis.

The Company funds its pensions in accordance with applicable employee benefit and tax laws. The Company contributed $81.1 to its pension plans in 2014 and $26.2 in 2013. The Company expects to contribute in the range of $50.0 to $100.0 to its pension plans in 2015, of which $7.7 is estimated to satisfy minimum funding requirements. Annual benefits expected to be paid beginning January 1, 2015 are $72.7, $76.6, $84.0, $88.6, $94.3 and for the five years thereafter, a total of $555.8.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

The following information details the allocation of plan assets by investment type. See Note P for definitions of fair value levels.

At December 31, 2014	TARGET	LEVEL 1	LEVEL 2	TOTAL
Equities:
U.S. equities			$666.4	$666.4
Global equities			691.3	691.3

Total equities	50 - 70%		1,357.7	1,357.7

Fixed income:
U.S. fixed income		$269.4	339.2	608.6
Non-U.S. fixed income			286.5	286.5

Total fixed income	30 - 50%	269.4	625.7	895.1

Cash and other		7.7	48.9	56.6

Total plan assets		$277.1	$2,032.3	$2,309.4

At December 31, 2013	TARGET	LEVEL 1	LEVEL 2	TOTAL
Equities:
U.S. equities			$585.5	$585.5
Global equities			661.7	661.7

Total equities	50 - 70%		1,247.2	1,247.2

Fixed income:
U.S. fixed income		$252.5	299.6	552.1
Non-U.S. fixed income			260.3	260.3

Total fixed income	30 - 50%	252.5	559.9	812.4

Cash and other		1.2	47.6	48.8

Total plan assets		$253.7	$1,854.7	$2,108.4

The following additional data relates to all pension plans of the Company:
At December 31,			2014	2013
Weighted average assumptions:
Discount rate			3.8%	4.7%
Rate of increase in future compensation levels			3.8%	3.9%
Assumed long-term rate of return on plan assets			6.5%	6.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

The components of the change in projected benefit obligation and change in plan assets are as follows:

	2014	2013
Change in projected benefit obligation:
Benefit obligation at January 1	$1,961.6	$2,068.0
Service cost	67.3	73.5
Interest cost	91.8	81.0
Benefits paid	(72.5)	(68.4)
Actuarial loss (gain)	412.8	(199.2)
Currency translation and other	(47.6)	3.2
Participant contributions	4.0	3.5

Projected benefit obligation at December 31	$2,417.4	$1,961.6

Change in plan assets:
Fair value of plan assets at January 1	$2,108.4	$1,901.0
Employer contributions	81.1	26.2
Actual return on plan assets	235.8	242.5
Benefits paid	(72.5)	(68.4)
Currency translation and other	(47.4)	3.6
Participant contributions	4.0	3.5

Fair value of plan assets at December 31	$2,309.4	$2,108.4

Funded status at December 31	$(108.0)	$146.8

	2014	2013
Amounts recorded on balance sheet:
Other noncurrent assets	$15.0	$217.7
Other liabilities	123.0	70.9
Accumulated other comprehensive (loss) income:
Actuarial loss	428.9	257.0
Prior service cost	3.9	4.9
Net initial transition amount	.3	.3

Of the December 31, 2014 amounts in accumulated other comprehensive (loss) income, $40.8 of unrecognized actuarial loss and $1.3 of unrecognized prior service cost are expected to be amortized into net pension expense in 2015.

The accumulated benefit obligation for all pension plans of the Company was $2,113.7 and $1,742.2 at December 31, 2014 and 2013, respectively.

Information for all plans with an accumulated benefit obligation in excess of plan assets is as follows:

At December 31,	2014	2013
Projected benefit obligation	$224.2	$78.6
Accumulated benefit obligation	212.1	63.4
Fair value of plan assets	139.1	9.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

The components of pension expense are as follows:

Year Ended December 31,	2014	2013	2012
Service cost	$67.3	$73.5	$64.1
Interest on projected benefit obligation	91.8	81.0	81.4
Expected return on assets	(128.0)	(119.4)	(110.8)
Amortization of prior service costs	1.2	1.3	1.4
Recognized actuarial loss	20.8	44.0	39.2
Curtailment gain		(.3)
Settlement loss			4.8

Net pension expense	$53.1	$80.1	$80.1

Multi-employer Plans: The Company participates in multi-employer plans in the U.S. and Europe. These are typically under collective bargaining agreements and cover its union-represented employees. The Company’s participation in the following multi-employer plans for the years ended December 31 are as follows:

		PENSION PLAN	COMPANY CONTRIBUTIONS
PENSION PLAN	EIN	NUMBER	2014	2013	2012
Metal and Electrical Engineering Industry Pension Fund		135668	$27.1	$24.5	$22.0
Western Metal Industry Pension Plan	91-6033499	001	2.0	1.5	1.6
Other plans			1.0	.9	1.0

			$30.1	$26.9	$24.6

The Company contributions shown in the table above approximates the multi-employer pension expense for each of the years ended December 31, 2014, 2013 and 2012, respectively.

Metal and Electrical Engineering Industry Pension Fund is a multi-employer union plan incorporating all DAF employees in the Netherlands and is covered by a collective bargaining agreement that will expire on April 30, 2015. The Company’s contributions were less than 5% of the total contributions to the plan for the last two reporting periods ending December 2014. The plan is required by law (the Netherlands Pension Act) to have a coverage ratio in excess of 104.3%. Because the coverage ratio of the plan was 104.1% at December 31, 2014, a funding improvement plan is in place.

The Western Metal Industry Pension Plan is located in the U.S. and is covered by a collective bargaining agreement that will expire on November 1, 2015. In accordance with the U.S. Pension Protection Act of 2006, the plan was certified as critical (red) status and a funding improvement plan was implemented requiring additional contributions through 2022 as long as the plan remains in critical status. For the last two reporting periods ending December 2014, contributions by the Company were greater than 5% and less than 12% of the total contributions to the plan.

Other plans are principally located in the U.S. For the last two reporting periods, none were under funding improvement plans and Company contributions to these plans are less than 5% of each plan’s total contributions.

There were no significant changes for the multi-employer plans in the periods presented that affected comparability between periods.

Defined Contribution Plans: The Company maintains several defined contribution benefit plans whereby it contributes designated amounts on behalf of participant employees. The largest plan is for U.S. salaried employees where the Company matches a percentage of employee contributions up to an annual limit. The match was 5% of eligible pay in 2014, 2013 and 2012. Other plans are located in Australia, Brasil, Canada, the Netherlands, Belgium and Germany. Expenses for these plans were $36.3, $34.0 and $33.6 in 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

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

The components of the Company’s income before income taxes include the following:

Year Ended December 31,	2014	2013	2012
Domestic	$1,267.3	$827.0	$786.6
Foreign	750.3	868.0	842.3

	$2,017.6	$1,695.0	$1,628.9

The components of the Company’s provision for income taxes include the following:
Year Ended December 31,	2014	2013	2012
Current provision:
Federal	$482.4	$191.4	$126.2
State	59.0	20.9	31.5
Foreign	215.4	214.1	207.9

	756.8	426.4	365.6

Deferred (benefit) provision:
Federal	(88.3)	68.8	134.4
State	.3	18.4	9.5
Foreign	(10.0)	10.1	7.8

	(98.0)	97.3	151.7

	$658.8	$523.7	$517.3

Tax benefits recognized for net operating loss carryforwards were $16.0, $4.5 and $3.2 for the years ended 2014, 2013 and 2012, respectively.

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
Effect of:
State	2.0	1.3	1.4
Federal domestic production deduction	(1.8)	(.9)	(.9)
Tax on foreign earnings	(1.6)	(3.8)	(3.1)
Other, net	(.9)	(.7)	(.6)

	32.7%	30.9%	31.8%

The Company has not provided a deferred tax liability for the temporary differences of approximately $4,100.0 related to the investments in foreign subsidiaries that are considered to be indefinitely reinvested. The amount of the deferred tax liability would be approximately $400.0 as of December 31, 2014.

Included in domestic taxable income for 2014, 2013 and 2012 are $249.0, $241.7 and $256.0 of foreign earnings, respectively, which are not indefinitely reinvested, for which domestic taxes of $18.6, $19.5 and $22.1, respectively, were provided to account for the difference between the domestic and foreign tax rate on those earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

At December 31, 2014, the Company had net operating loss carryforwards of $460.4, of which $206.2 related to foreign subsidiaries and $254.2 related to states in the U.S. The related deferred tax asset was $65.8. The carryforward periods range from five years to indefinite, subject to certain limitations under applicable laws. The future tax benefits of net operating loss carryforwards are evaluated on a regular basis, including a review of historical and projected operating results.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

At December 31,		2014	2013
Assets:
Accrued expenses		$215.9	$188.4
Net operating loss and tax credit carryforwards		67.2	78.2
Postretirement benefit plans		43.3
Allowance for losses on receivables		43.0	47.0
Other		112.1	88.4

		481.5	402.0
Valuation allowance		(30.3)	(43.9)

		451.2	358.1
Liabilities:
Financial Services leasing depreciation		(817.2)	(851.8)
Depreciation and amortization		(289.2)	(296.1)
Postretirement benefit plans			(51.3)
Other		(33.5)	(5.4)

		(1,139.9)	(1,204.6)

Net deferred tax liability		$(688.7)	$(846.5)

The balance sheet classification of the Company’s deferred tax assets and liabilities are as follows:
At December 31,		2014	2013
Truck, Parts and Other:
Other current assets		$134.8	$122.2
Other noncurrent assets, net		16.0	33.1
Accounts payable, accrued expenses and other		(.9)	(.6)
Other liabilities		(87.2)	(218.7)
Financial Services:
Other assets		75.0	77.2
Deferred taxes and other liabilities		(826.4)	(859.7)

Net deferred tax liability		$(688.7)	$(846.5)

Cash paid for income taxes was $689.9, $434.0 and $448.2 in 2014, 2013 and 2012, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
	2014	2013	2012
Balance at January 1	$13.1	$23.4	$18.3
Additions for tax positions related to the current year	.9	1.0	1.0
Additions for tax positions related to prior years	.1	.3	9.9
Reductions for tax positions related to prior years	(.9)	(.7)	(5.2)
Reductions related to settlements		(9.7)	(.3)
Lapse of statute of limitations	(1.2)	(1.2)	(.3)

Balance at December 31	$12.0	$13.1	$23.4

The Company had $12.0, $13.1 and $23.4 of unrecognized tax benefits, of which $1.1, $1.5 and $1.9 would impact the effective tax rate, if recognized, as of December 31, 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

The Company recognized $.8 of income, $1.1 of income and $1.0 of expense related to interest and penalties in 2014, 2013 and 2012, respectively. Accrued interest expense and penalties were $4.7, $5.5 and $6.7 as of December 31, 2014, 2013 and 2012, respectively. Interest and penalties are classified as income taxes in the Consolidated Statements of Income.

The Company believes it is reasonably possible that approximately $7 to $8 of unrecognized tax benefits, resulting primarily from intercompany transactions, will be resolved within the next twelve months from Competent Authority negotiations between tax authorities of two jurisdictions; the Company does not expect the net impact of these negotiations will be material to its effective tax rate. As of December 31, 2014, the United States Internal Revenue Service has completed examinations of the Company’s tax returns for all years through 2010. The Company’s tax returns for other major jurisdictions remain subject to examination for the years ranging from 2004 through 2014.

N.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) Income: The components of accumulated other comprehensive (loss) income as of December 31, 2014 and 2013 and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets, consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at December 31, 2013	$(15.1)	$1.7	$(262.2)	$284.3	$8.7
Recorded into AOCI	20.0	4.2	(185.8)	(422.8)	(584.4)
Reclassified out of AOCI	(18.4)	(.6)	14.9		(4.1)

Net other comprehensive (loss) income	1.6	3.6	(170.9)	(422.8)	(588.5)

Balance at December 31, 2014	$(13.5)	$5.3	$(433.1)	$(138.5)	$(579.8)

The components of AOCI as of December 31, 2013 and 2012 and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets, consisted of the following:
	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at December 31, 2012	$(27.2)	$6.6	$(496.5)	$357.6	$(159.5)
Recorded into AOCI	36.9	(6.1)	204.8	(71.3)	164.3
Reclassified out of AOCI	(24.8)	1.2	29.5	(2.0)	3.9

Net other comprehensive (loss) income	12.1	(4.9)	234.3	(73.3)	168.2

Balance at December 31, 2013	$(15.1)	$1.7	$(262.2)	$284.3	$8.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

Reclassifications out of AOCI during the year ended December 31, 2014 are as follows:

AOCI COMPONENTS	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF INCOME	AMOUNT RECLASSIFIED OUT OF AOCI
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Cost of sales and revenues	$.3
	Interest and other expense (income), net	(2.1)
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(21.7)

	Pre-tax expense reduction	(23.5)
	Tax expense	5.1

	After-tax expense reduction	(18.4)

Unrealized (gains) and losses on marketable debt securities:
Marketable debt securities	Investment income	(.9)
	Tax expense	.3

	After-tax income increase	(.6)

Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues $11.1, SG&A $9.0	20.1
Prior service costs	Cost of sales and revenues $1.0, SG&A $.2	1.2
Financial Services
Actuarial loss	SG&A	.7

	Pre-tax expense increase	22.0
	Tax benefit	(7.1)

	After-tax expense increase	14.9

Total reclassifications out of AOCI		$(4.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

Reclassifications out of AOCI during the year ended December 31, 2013 are as follows:

AOCI COMPONENTS	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF INCOME	AMOUNT RECLASSIFIED OUT OF AOCI
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Cost of sales and revenues	$1.0
	Interest and other expense (income), net	(.6)
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(36.0)

	Pre-tax expense reduction	(35.6)
	Tax expense	10.8

	After-tax expense reduction	(24.8)

Unrealized (gains) and losses on marketable debt securities:
Marketable debt securities	Investment income	1.7
	Tax benefit	(.5)

	After-tax income decrease	1.2

Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues $21.4, SG&A $20.3	41.7
Prior service costs	Cost of sales and revenues $.4, SG&A $.6, R&D $.3	1.3
Financial Services
Actuarial loss	SG&A	2.3

	Pre-tax expense increase	45.3
	Tax benefit	(15.8)

	After-tax expense increase	29.5

Foreign currency translation:
Truck, Parts and Other	Interest and other expense (income), net	(1.1)
Financial Services	Interest and other borrowing expenses	(.9)

	Expense reduction	(2.0)

Total reclassifications out of AOCI		$3.9

Other Capital Stock Changes: In 2014, the Company purchased .7 million treasury shares. In 2013, there were no purchases or retirements of treasury shares. In 2012, the Company purchased and retired 4.2 million treasury shares.

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

At December 31, 2014, the notional amount of the Company’s interest-rate contracts was $3,733.9. Notional maturities for all interest-rate contracts are $1,226.8 for 2015, $1,341.4 for 2016, $633.0 for 2017, $379.9 for 2018, $81.8 for 2019 and $71.0 thereafter. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At December 31, 2014, the notional amount of the outstanding foreign-exchange contracts was $199.5. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro-forma net amounts of derivative financial instruments:

At December 31,	2014		2013
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$82.7		$46.3
Deferred taxes and other liabilities		$45.7		$67.7
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	1.2
Accounts payable, accrued expenses and other		1.9		.6

Total	$83.9	$47.6	$46.3	$68.3

Economic hedges:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$1.9		$.6
Accounts payable, accrued expenses and other		$.9		$.2
Financial Services:
Other assets	3.4		1.1
Deferred taxes and other liabilities				.1

Total	$5.3	$.9	$1.7	$.3

Gross amounts recognized in Balance Sheet	$89.2	$48.5	$48.0	$68.6
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(.9)	(.9)	(.2)	(.2)
Financial Services:
Interest-rate contracts	(3.9)	(3.9)	(16.1)	(16.1)

Pro-forma net amount	$84.4	$43.7	$31.7	$52.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

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

Year Ended December 31,	2014	2013	2012
Interest-rate swaps	$.1	$.7	$(3.8)
Term notes	(2.6)	(5.1)	4.5

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

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to cost of sales or to Financial Services interest expense, consistent with the hedged transaction. For the periods ended December 31, 2014, 2013 and 2012, the Company recognized gains on the ineffective portion of nil, $.1 and $.5, respectively.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive (loss) income (OCI):

Year Ended December 31,	2014		2013		2012
	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS
Gain (loss) recognized in OCI:
Truck, Parts and Other		$1.7		$(1.2)		$(1.3)
Financial Services	$24.4		$54.4		$(27.9)

Total	$24.4	$1.7	$54.4	$(1.2)	$(27.9)	$(1.3)

Expense (income) reclassified out of AOCI into income:

Truck, Parts and Other:
Cost of sales and revenues		$.3		$1.0		$3.2
Interest and other expense (income), net		(2.1)		(.6)		.2
Financial Services:
Interest and other borrowing expenses	$(21.7)		$(36.0)		$19.3

Total	$(21.7)	$(1.8)	$(36.0)	$.4	$19.3	$3.4

The amount of loss recorded in AOCI at December 31, 2014 that is estimated to be reclassified to interest expense or cost of sales in the following 12 months if interest rates and exchange rates remain unchanged is approximately $19.4, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

The expense (income) recognized in earnings related to economic hedges is as follows:

Year Ended December 31,	2014		2013		2012
	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$(5.3)		$(1.3)		$(.3)
Interest and other expense (income), net		3.8		.3		(.5)
Financial Services:
Interest and other borrowing expenses		4.2	$(1.5)	(9.6)	$1.0	.6
Selling, general and administrative		5.2

Total		$7.9	$(1.5)	$(10.6)	$1.0	$(.2)

P.	FAIR VALUE MEASUREMENTS

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2014. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

December 31, 2014, 2013 and 2012 (currencies in millions)

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At December 31, 2014	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$363.4	$363.4
U.S. corporate securities		81.5	81.5
U.S. government and agency securities	$7.7	.3	8.0
Non-U.S. corporate securities		532.0	532.0
Non-U.S. government securities		194.1	194.1
Other debt securities		93.0	93.0

Total marketable debt securities	$7.7	$1,264.3	$1,272.0

Derivatives
Cross currency swaps		$81.7	$81.7
Interest-rate swaps		1.0	1.0
Foreign-exchange contracts		6.5	6.5

Total derivative assets		$89.2	$89.2

Liabilities:
Derivatives
Cross currency swaps		$31.1	$31.1
Interest-rate swaps		14.6	14.6
Foreign-exchange contracts		2.8	2.8

Total derivative liabilities		$48.5	$48.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

At December 31, 2013	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$216.1	$216.1
U.S. corporate securities		78.2	78.2
U.S. government and agency securities	$5.2	.3	5.5
Non-U.S. corporate securities		609.3	609.3
Non-U.S. government securities		217.5	217.5
Other debt securities		140.9	140.9

Total marketable debt securities	$5.2	$1,262.3	$1,267.5

Derivatives
Cross currency swaps		$40.9	$40.9
Interest-rate swaps		5.4	5.4
Foreign-exchange contracts		1.7	1.7

Total derivative assets		$48.0	$48.0

Liabilities:
Derivatives
Cross currency swaps		$42.1	$42.1
Interest-rate swaps		25.6	25.6
Foreign-exchange contracts		.9	.9

Total derivative liabilities		$68.6	$68.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions, except per share data)

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

At December 31,	2014		2013
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Assets:
Financial Services fixed rate loans	$3,627.5	$3,683.3	$3,592.7	$3,627.3

Liabilities:
Truck, Parts and Other fixed rate debt			150.0	151.1
Financial Services fixed rate debt	3,713.4	3,737.7	4,039.1	4,087.0

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

The Company recognizes compensation cost on these options and restricted stock awards on a straight-line basis over the requisite period the employee is required to render service. The maximum number of shares of the Company’s common stock authorized for issuance under these plans is 46.7 million shares, and as of December 31, 2014, the maximum number of shares available for future grants was 16.1 million.

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

		2014	2013	2012
Risk-free interest rate		1.51%	.88%	.74%
Expected volatility		34%	44%	47%
Expected dividend yield		3.4%	3.3%	3.8%
Expected term		5 years	5 years	5 years
Weighted average grant date fair value of options per share		$13.17	$13.78	$12.67

The fair value of options granted was $8.6, $11.2 and $12.0 for the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $10.5, $8.8 and $8.9, respectively.

A summary of activity under the Company’s stock plans is presented below:

		2014	2013	2012
Intrinsic value of options exercised		$20.9	$19.6	$15.4
Cash received from stock option exercises		29.1	31.0	13.9
Tax benefit related to stock award exercises		4.4	3.9	4.4
Stock based compensation		16.2	14.0	13.9
Tax benefit related to stock based compensation		5.6	4.9	4.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions, except per share data)

The summary of options as of December 31, 2014 and changes during the year then ended are presented below:

	NUMBER OF SHARES	PER SHARE EXERCISE PRICE*	REMAINING CONTRACTUAL LIFE IN YEARS*	AGGREGATE INTRINSIC VALUE
Options outstanding at January 1	4,745,200	$41.11
Granted	656,200	59.15
Exercised	(780,700)	37.21
Cancelled	(84,000)	48.46
Options outstanding at December 31	4,536,700	$44.25	5.90	$107.8

Vested and expected to vest	4,414,300	$43.95	5.82	$106.2

Exercisable	2,335,800	$39.42	3.90	$66.8

*  Weighted Average

The fair value of restricted shares is determined based upon the stock price on the date of grant. The summary of nonvested restricted shares as of December 31, 2014 and changes during the year then ended is presented below:

NONVESTED SHARES			NUMBER OF SHARES	GRANT DATE FAIR VALUE*
Nonvested awards outstanding at January 1			166,700	$46.32
Granted			112,500	59.06
Vested			(93,500)	51.17

Nonvested awards outstanding at December 31			185,700	$51.60

*  Weighted Average

As of December 31, 2014, there was $8.4 of total unrecognized compensation cost related to nonvested stock options, which is recognized over a remaining weighted average vesting period of 1.47 years. Unrecognized compensation cost related to nonvested restricted stock awards of $1.1 is expected to be recognized over a remaining weighted average vesting period of 1.30 years.

The dilutive and antidilutive options are shown separately in the table below:

Year Ended December 31,	2014	2013	2012
Additional shares	1,120,500	932,000	730,000
Antidilutive options	673,700	873,800	2,572,000

A total of 187,500 performance based restricted stock awards were granted in 2008 and 2007 at a weighted average fair value of $43.61. These awards were to vest after five years if the Company’s earnings per share growth over the same five year period met or exceeded certain performance goals. All outstanding awards were forfeited in 2013 and 2012 as the performance goals were not achieved. No matching shares were granted under this program in 2014, 2013 or 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

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

Other: Included in Other is the Company’s industrial winch manufacturing business. Also within this category are other sales, income and expense not attributable to a reportable segment, including a portion of corporate expenses. Intercompany interest income on cash advances to the financial services companies is included in Other and was $.9, $.7 and $.9 for 2014, 2013 and 2012, respectively.

Geographic Area Data	2014	2013	2012
Revenues:
United States	$10,106.3	$8,147.6	$8,234.8
Europe	4,835.7	4,967.2	4,282.3
Other	4,055.0	4,009.0	4,533.4

	$18,997.0	$17,123.8	$17,050.5

Property, plant and equipment, net:
United States	$1,132.0	$1,183.1	$1,182.5
The Netherlands	517.4	620.0	529.7
Other	663.9	710.2	600.7

	$2,313.3	$2,513.3	$2,312.9

Equipment on operating leases, net:
United States	$1,226.6	$1,153.8	$1,019.7
Germany	347.0	404.1	390.8
United Kingdom	342.2	414.9	425.3
Other	1,324.7	1,355.6	1,052.9

	$3,240.5	$3,328.4	$2,888.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012 (currencies in millions)

Business Segment Data	2014	2013	2012
Net sales and revenues:

Truck	$15,330.4	$13,627.7	$13,797.1
Less intersegment	(736.4)	(624.8)	(665.6)

External customers	14,594.0	13,002.9	13,131.5

Parts	3,125.9	2,868.3	2,712.1
Less intersegment	(48.4)	(46.1)	(44.6)

External customers	3,077.5	2,822.2	2,667.5

Other	121.3	123.8	152.7

	17,792.8	15,948.9	15,951.7
Financial Services	1,204.2	1,174.9	1,098.8

	$18,997.0	$17,123.8	$17,050.5

Income before income taxes:
Truck	$1,160.1	$936.7	$920.4
Parts	496.7	416.0	374.6
Other	(31.9)	(26.5)	(7.0)

	1,624.9	1,326.2	1,288.0
Financial Services	370.4	340.2	307.8
Investment income	22.3	28.6	33.1

	$2,017.6	$1,695.0	$1,628.9

Depreciation and amortization:
Truck	$415.0	$352.9	$308.8
Parts	5.9	5.3	5.9
Other	11.8	10.2	10.6

	432.7	368.4	325.3
Financial Services	485.0	442.3	375.6

	$917.7	$810.7	$700.9

Expenditures for long-lived assets:
Truck	$504.9	$812.9	$816.0
Parts	9.9	6.8	17.1
Other	12.1	20.8	22.8

	526.9	840.5	855.9
Financial Services	935.3	931.2	943.1

	$1,462.2	$1,771.7	$1,799.0

Segment assets:
Truck	$4,871.1	$5,123.3	$4,530.2
Parts	787.2	748.4	707.8
Other	106.1	298.5	198.4
Cash and marketable securities	2,937.1	2,925.2	2,395.9

	8,701.5	9,095.4	7,832.3
Financial Services	11,917.3	11,630.1	10,795.5

	$20,618.8	$20,725.5	$18,627.8

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, we concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

Ernst & Young LLP, the Independent Registered Public Accounting Firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is included on page 80.

Ronald E. Armstrong

Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of PACCAR Inc

We have audited the accompanying consolidated balance sheets of PACCAR Inc as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PACCAR Inc at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PACCAR Inc’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

Ernst & Young LLP

(manual signature)

Seattle, Washington

February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON THE COMPANY’S INTERNAL CONTROL OVER

FINANCIAL REPORTING

The Board of Directors and Stockholders of PACCAR Inc

We have audited PACCAR Inc’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PACCAR Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PACCAR Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PACCAR Inc as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 26, 2015 expressed an unqualified opinion thereon.

Ernst & Young LLP

(manual signature)

Seattle, Washington

February 26, 2015

QUARTERLY RESULTS (UNAUDITED)

	QUARTER
	FIRST	SECOND	THIRD	FOURTH
	(millions except per share data)
2014
Truck, Parts and Other:
Net sales and revenues	$4,086.2	$4,267.0	$4,622.5	$4,817.1
Cost of sales and revenues	3,595.5	3,719.4	4,006.3	4,160.4
Research and development	52.7	49.9	50.5	62.5
Financial Services:
Revenues	293.7	302.6	305.9	302.0
Interest and other borrowing expenses	36.6	33.7	32.6	30.8
Depreciation and other expense	144.3	148.4	147.3	148.5
Net Income	273.9	319.2	371.4	394.3
Net Income Per Share (a):
Basic	$.77	$.90	$1.05	$1.11
Diluted	.77	.90	1.04	1.11

2013
Truck, Parts and Other:
Net sales and revenues	$3,631.2	$4,011.7	$4,006.6	$4,299.4
Cost of sales and revenues	3,189.3	3,494.6	3,491.1	3,725.7
Research and development	72.1	61.8	56.6	60.9
Financial Services:
Revenues	293.1	288.8	293.5	299.5
Interest and other borrowing expenses	38.9	39.4	37.9	39.7
Depreciation and other expense	144.1	138.9	140.2	148.5
Net Income	236.1	291.6	309.4	334.2
Net Income Per Share (a):
Basic	$.67	$.82	$.87	$.94
Diluted	.67	.82	.87	.94

(a)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted shares outstanding and the effects of rounding for each period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting on page 79 and Report of Independent Registered Public Accounting Firm on the Company’s Internal Control over Financial Reporting on page 80 for the year ended December 31, 2014, are included in this Form 10-K.

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 401(a), (d), and (e) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 21, 2015 and is incorporated herein by reference:

Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

Item 401(b) of Regulation S-K:

Executive Officers of the registrant as of February 26, 2015:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (61)	Executive Chairman of the Board of Directors since April 2014; Chairman and Chief Executive Officer from 1997 to April 2014. Mr. Pigott is the brother of John M. Pigott, a director of the Company.

Ronald E. Armstrong (59)	Chief Executive Officer since April 2014; President from January 2011 to April 2014; Executive Vice President from August 2010 to December 2010; Senior Vice President from December 2007 to July 2010.

Robert J. Christensen (58)	President and Chief Financial Officer since April 2014; Executive Vice President and Chief Financial Officer from January 2013 to April 2014; Executive Vice President from August 2010 to December 2012; Senior Vice President from November 2008 to July 2010.

Daniel D. Sobic (61)	Executive Vice President since October 2008.

David C. Anderson (61)	Vice President and General Counsel since January 2005.

Michael T. Barkley (59)	Vice President and Controller since January 2007.

Robert A. Bengston (59)	Senior Vice President, Financial Services since January 2014; Vice President, Financial Services from March 2009 to December 2013.

T. Kyle Quinn (53)	Senior Vice President and Chief Information Officer since January 2014; Vice President and Chief Information Officer from January 2010 to December 2013.

Gary L. Moore (59)	Senior Vice President since January 2015; Vice President and General Manager, Kenworth Truck Company from January 2012 to December 2014; Interim General Manager, Kenworth Truck Company from July 2011 to December 2011; Assistant General Manager, Sales and Marketing, Kenworth Truck Company from April 2003 to June 2011.

Jack K. LeVier (55)	Vice President, Human Resources since June 2007.

Samuel M. Means III (74)	Vice President since January 2011; Director General Mexico from January 1993 to December 2010.

Harrie C.A.M. Schippers (52)	Vice President of PACCAR Inc and President of DAF Trucks N.V. since April 2010; Finance Director, DAF Trucks N.V. from August 2003 to March 2010.

Officers are elected annually but may be appointed or removed on interim dates.

Item 405 of Regulation S-K:

The information required by this item is included in the proxy statement for the annual stockholders meeting of April 21, 2015 and is incorporated herein by reference.

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

Item 407(d)(4) and 407(d)(5) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 21, 2015 and is incorporated herein by reference:

•	Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”

•	Identification of audit committee financial experts is included under the caption “AUDIT COMMITTEE REPORT.”

ITEM 11.	EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 21, 2015 and is incorporated herein by reference:

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

Stock ownership information is included under the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “STOCK OWNERSHIP OF OFFICERS AND DIRECTORS” in the proxy statement for the annual stockholders meeting of April 21, 2015 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 5 of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 2014.

Information concerning director independence is included under the caption “BOARD GOVERNANCE” in the proxy statement for the annual stockholders meeting of April 21, 2015 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal accountant fees and services information is included under the caption “INDEPENDENT AUDITORS” in the proxy statement for the annual stockholders meeting of April 21, 2015 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Listing of financial statements

The following consolidated financial statements of PACCAR Inc are included in Item 8:

Consolidated Statements of Income

– Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income

– Years Ended December 31, 2014, 2013 and 2012

Consolidated Balance Sheets

– December 31, 2014 and 2013

Consolidated Statements of Cash Flows

– Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity

– Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

– December 31, 2014, 2013 and 2012

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(3) Listing of Exhibits (in order of assigned index numbers):

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3) (i)	Articles of Incorporation:

	(a) Restated Certificate of Incorporation of PACCAR Inc	8-K	September 19, 2005	99.3	001-14817

	(b) Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008	10-Q	May 2, 2008	3(b)	001-14817

(ii)	Bylaws:

	(a) Third Amended and Restated Bylaws of PACCAR Inc	8-K	December 13, 2013	3(ii)	001-14817

(4)	Instruments defining the rights of security holders, including indentures**:

	(a) Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b) Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(c) Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d) Form of InterNotes, Series B (PACCAR Financial Corp.)	S-3	November 7, 2012	4.4	333-184808

	(e) Indenture for Senior Debt Securities dated as of December 19, 2011 between PACCAR Inc and The Bank of New York Mellon Trust Company, N.A.	S-3	December 19, 2011	4.1	333-178607

	(f) Forms of Medium-Term Note, Series B (Fixed- and Floating-Rate)	S-3	December 19, 2011	4.2A and 4.2B	333-178607

	(g) Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. prior to May 9, 2014	10-Q	November 7, 2013	4(i)	001-14817

	(h) Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

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

(t) Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Deferred Restricted Stock Unit Grant Agreement*

(u) Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Restricted Stock Grant Agreement*

(12)	Statements Re: Computation of Ratios:

(a) Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2010 – 2014*

(21)	Subsidiaries of the registrant*

(23)	Consent of the independent registered public accounting firm*

(24)	Power of attorney – Powers of attorney of certain directors*

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a) Certification of Principal Executive Officer*

(b) Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith

(b)	Exhibits (Exhibits filed with the Securities and Exchange Commission are not included herein. Copies of exhibits will be furnished to stockholders at a cost of 25¢ per page upon written request addressed to Corporate Secretary, PACCAR Inc, P.O. Box 1518, Bellevue, Washington 98009).

(c)	Financial Statement Schedules – All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACCAR Inc
Registrant

Date: February 26, 2015	/s/ Ronald E. Armstrong
Ronald E. Armstrong
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ R. E. Armstrong	Chief Executive Officer and Director
R. E. Armstrong	(Principal Executive Officer)

/s/ R. J. Christensen	President and Chief Financial Officer
R. J. Christensen	(Principal Financial Officer)

/s/ M. T. Barkley	Vice President and Controller
M. T. Barkley	(Principal Accounting Officer)

/s/ M. C. Pigott	Executive Chairman and Director
M. C. Pigott

*/s/ A. J. Carnwath	Director
A. J. Carnwath

*/s/ J. M. Fluke, Jr.	Director
J. M. Fluke, Jr.

*/s/ K. S. Hachigian	Director
K. S. Hachigian

*/s/ L. Kaufmann	Director
L. Kaufmann

*/s/ R. C. McGeary	Director
R. C. McGeary

*/s/ J. M. Pigott	Director
J. M. Pigott

*/s/ M. A. Schulz	Director
M. A. Schulz

*/s/ G. M. E. Spierkel	Director
G. M. E. Spierkel

*/s/ C. R. Williamson	Director
C. R. Williamson

*By	/s/ M. C. Pigott
M. C. Pigott Attorney-in-Fact