Form 10-Q
period 2015-03-31
PACCAR INC
filed 2015-05-06
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Common Stock, $1 par value – 354,796,684 shares as of April 30, 2015

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended March 31
	2015	2014
TRUCK, PARTS AND OTHER:
Net sales and revenues	$4,548.0	$4,086.2

Cost of sales and revenues	3,910.2	3,595.5
Research and development	56.2	52.7
Selling, general and administrative	109.5	121.4
Interest and other expense, net	4.5	1.4

	4,080.4	3,771.0

Truck, Parts and Other Income Before Income Taxes	467.6	315.2

FINANCIAL SERVICES:
Interest and fees	110.9	112.9
Operating lease, rental and other revenues	173.8	180.8

Revenues	284.7	293.7

Interest and other borrowing expenses	29.1	36.6
Depreciation and other expense	140.4	144.3
Selling, general and administrative	23.5	23.6
Provision for losses on receivables	2.7	3.7

	195.7	208.2

Financial Services Income Before Income Taxes	89.0	85.5

Investment income	5.1	5.8

Total Income Before Income Taxes	561.7	406.5

Income taxes	183.3	132.6

Net Income	$378.4	$273.9

Net Income Per Share
Basic	$1.07	$.77
Diluted	$1.06	$.77

Weighted Average Number of Common Shares Outstanding
Basic	355.1	354.9
Diluted	356.1	356.0

Dividends declared per share	$.22	$.20

Comprehensive Income	$40.9	$279.2

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	March 31 2015	December 31 2014*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$1,487.3	$1,665.1
Trade and other receivables, net	1,304.5	1,047.1
Marketable debt securities	1,227.2	1,272.0
Inventories, net	865.7	925.7
Other current assets	340.8	290.5

Total Truck, Parts and Other Current Assets	5,225.5	5,200.4

Equipment on operating leases, net	850.5	934.5
Property, plant and equipment, net	2,157.0	2,313.3
Other noncurrent assets, net	255.8	253.3

Total Truck, Parts and Other Assets	8,488.8	8,701.5

FINANCIAL SERVICES:
Cash and cash equivalents	77.4	72.5
Finance and other receivables, net	8,972.6	9,042.6
Equipment on operating leases, net	2,267.2	2,306.0
Other assets	520.8	496.2

Total Financial Services Assets	11,838.0	11,917.3

	$20,326.8	$20,618.8

*	The December 31, 2014 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	March 31 2015	December 31 2014*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,501.0	$2,297.2
Dividend payable		354.4

Total Truck, Parts and Other Current Liabilities	2,501.0	2,651.6

Residual value guarantees and deferred revenues	882.1	970.9
Other liabilities	729.3	718.8

Total Truck, Parts and Other Liabilities	4,112.4	4,341.3

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	386.0	384.5
Commercial paper and bank loans	2,174.6	2,641.9
Term notes	6,000.0	5,588.7
Deferred taxes and other liabilities	922.2	909.2

Total Financial Services Liabilities	9,482.8	9,524.3

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 354.7 million and 355.2 million shares	354.7	355.2
Additional paid-in capital	130.2	156.7
Treasury stock, at cost - nil and .7 million shares		(42.7)
Retained earnings	7,164.0	6,863.8
Accumulated other comprehensive loss	(917.3)	(579.8)

Total Stockholders’ Equity	6,731.6	6,753.2

	$20,326.8	$20,618.8

*	The December 31, 2014 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Three Months Ended March 31
	2015	2014
OPERATING ACTIVITIES:
Net income	$378.4	$273.9
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	70.3	65.2
Equipment on operating leases and other	150.8	154.6
Provision for losses on financial services receivables	2.7	3.7
Other, net	(47.2)	(23.1)
Change in operating assets and liabilities:
Trade and other receivables	(285.7)	(160.9)
Wholesale receivables on new trucks	(215.5)	(58.1)
Sales-type finance leases and dealer direct loans on new trucks	35.3	21.5
Inventories	10.0	(143.2)
Accounts payable and accrued expenses	313.5	179.6
Income taxes, warranty and other	63.6	(27.5)

Net Cash Provided by Operating Activities	476.2	285.7

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(637.5)	(662.7)
Collections on retail loans and direct financing leases	625.4	660.9
Net increase in wholesale receivables on used equipment	(1.6)	(6.8)
Purchases of marketable securities	(322.7)	(308.9)
Proceeds from sales and maturities of marketable securities	276.9	321.7
Payments for property, plant and equipment	(54.8)	(80.3)
Acquisitions of equipment for operating leases	(340.9)	(182.9)
Proceeds from asset disposals	123.0	83.4

Net Cash Used in Investing Activities	(332.2)	(175.6)

FINANCING ACTIVITIES:
Payments of cash dividends	(432.4)	(389.7)
Proceeds from stock compensation transactions	6.3	11.6
Net (decrease) increase in commercial paper and short-term bank loans	(347.9)	348.7
Proceeds from long-term debt	554.3	11.3
Payments of long-term debt	(20.2)	(550.0)

Net Cash Used in Financing Activities	(239.9)	(568.1)
Effect of exchange rate changes on cash	(77.0)	(2.2)

Net Decrease in Cash and Cash Equivalents	(172.9)	(460.2)
Cash and cash equivalents at beginning of period	1,737.6	1,750.1

Cash and cash equivalents at end of period	$1,564.7	$1,289.9

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10-K for the year ended December 31, 2014.

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

Three Months Ended March 31,	2015	2014
Additional shares	1,030,900	1,102,600
Antidilutive options	1,178,900	656,200

New Accounting Pronouncements: In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangements. This ASU requires the Company to account for cloud arrangement costs as an acquisition of software if the arrangement includes a software license; otherwise the arrangement should be accounted for as a service contract. This ASU is effective for annual periods and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The recognition and measurement of debt issuance costs are not affected by this amendment. This ASU is effective for annual periods and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendment in this ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has been rendered. This ASU is effective for annual periods and interim periods beginning after December 15, 2015, and early adoption is permitted. This amendment may be applied (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The amendment may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. In April 2015, the FASB proposed to defer the effective date by one year to December 15, 2017, including interim periods within that reporting period. Under the proposal, early adoption may be permitted, but no sooner than the original effective date. The Company is currently evaluating the transition alternatives and impact on the Company’s consolidated financial statements.

NOTE B - Investments in Marketable Debt Securities

The Company’s investments in marketable debt securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive loss (AOCI).

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Marketable debt securities at March 31, 2015 and December 31, 2014 consisted of the following:

At March 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$362.4	$.8	$.2	$363.0
U.S. corporate securities	69.5	.4		69.9
U.S. government and agency securities	9.1	.1		9.2
Non-U.S. corporate securities	516.8	3.9	.1	520.6
Non-U.S. government securities	167.2	2.1		169.3
Other debt securities	94.7	.5		95.2

	$1,219.7	$7.8	$.3	$1,227.2

At December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$362.9	$.8	$.3	$363.4
U.S. corporate securities	80.9	.6		81.5
U.S. government and agency securities	8.0			8.0
Non-U.S. corporate securities	528.1	3.9		532.0
Non-U.S. government securities	192.1	2.0		194.1
Other debt securities	92.8	.3	.1	93.0

	$1,264.8	$7.6	$.4	$1,272.0

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.8 and $.4 for the three months ended March 31, 2015 and 2014, respectively, and gross realized losses were nil and $.1 for the three months ended March 31, 2015 and 2014, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	March 31, 2015		December 31, 2014
	Less than Twelve Months	Twelve Months or Greater	Less than Twelve Months	Twelve Months or Greater
Fair value	$172.2		$249.6
Unrealized losses	.3		.4

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

Contractual maturities on marketable debt securities at March 31, 2015 were as follows:

Maturities:	Amortized Cost	Fair Value
Within one year	$337.9	$338.5
One to five years	881.8	888.7

	$1,219.7	$1,227.2

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE C - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last-in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	March 31 2015	December 31 2014
Finished products	$504.0	$512.3
Work in process and raw materials	536.6	587.7

	1,040.6	1,100.0
Less LIFO reserve	(174.9)	(174.3)

	$865.7	$925.7

Under the LIFO method of accounting (used for approximately 49% of March 31, 2015 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE D - Finance and Other Receivables

Finance and other receivables include the following:

	March 31 2015	December 31 2014
Loans	$3,899.6	$3,968.5
Direct financing leases	2,608.7	2,752.8
Sales-type finance leases	937.6	972.8
Dealer wholesale financing	1,883.8	1,755.8
Operating lease receivables and other	122.7	99.5
Unearned interest: Finance leases	(362.0)	(384.8)

	$9,090.4	$9,164.6
Less allowance for losses:
Loans and leases	(100.6)	(105.5)
Dealer wholesale financing	(8.8)	(9.0)
Operating lease receivables and other	(8.4)	(7.5)

	$8,972.6	$9,042.6

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2015 or December 31, 2014. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately six months in 2015 and five months in 2014 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2015 and December 31, 2014.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The allowance for credit losses is summarized as follows:

	2015
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$9.0	$11.9	$93.6	$7.5	$122.0
Provision for losses	.3	(.2)	1.9	.7	2.7
Charge-offs			(2.5)	(.5)	(3.0)
Recoveries			.8	.1	.9
Currency translation and other	(.5)	(.2)	(4.7)	.6	(4.8)

Balance at March 31	$8.8	$11.5	$89.1	$8.4	$117.8

	2014
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$10.4	$13.4	$97.5	$8.0	$129.3
Provision for losses	.4	(.4)	2.9	.8	3.7
Charge-offs			(3.5)	(1.1)	(4.6)
Recoveries			1.7	.2	1.9
Currency translation and other		(.1)	.1

Balance at March 31	$10.8	$12.9	$98.7	$7.9	$130.3

*	Operating leases and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	Dealer		Customer
At March 31, 2015	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$3.0		$44.8	$47.8
Allowance for impaired finance receivables determined individually	.5		4.1	4.6
Recorded investment for finance receivables evaluated collectively	1,880.8	$1,555.0	5,484.1	8,919.9
Allowance for finance receivables determined collectively	8.3	11.5	85.0	104.8

	Dealer		Customer
At December 31, 2014	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$4.9		$43.7	$48.6
Allowance for impaired finance receivables determined individually	.5		4.6	5.1
Recorded investment for finance receivables evaluated collectively	1,750.9	$1,606.5	5,659.1	9,016.5
Allowance for finance receivables determined collectively	8.5	11.9	89.0	109.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The recorded investment for finance receivables that are on non-accrual status is as follows:

	March 31 2015	December 31 2014
Dealer:
Wholesale	$3.0	$4.9
Customer retail:
Fleet	33.7	34.4
Owner/operator	8.3	8.9

	$45.0	$48.2

Impaired Loans

Impaired loans with no specific reserves were $15.0 and $16.7 at March 31, 2015 and December 31, 2014, respectively. Impaired loans with a specific reserve are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of March 31, 2015 and December 31, 2014 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
At March 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve	$.5		$12.1	$2.4	$15.0
Associated allowance	(.5)		(1.5)	(.4)	(2.4)

Net carrying amount of impaired loans			$10.6	$2.0	$12.6

Average recorded investment*	$7.7		$23.2	$2.6	$33.5

* Represents the average during the 12 months ended March 31, 2015.

	Dealer		Customer Retail
At December 31, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve	$.5		$12.7	$2.6	$15.8
Associated allowance	(.5)		(1.5)	(.5)	(2.5)

Net carrying amount of impaired loans			$11.2	$2.1	$13.3

Average recorded investment*	$6.2		$27.7	$4.3	$38.2

*	Represents the average during the 12 months ended March 31, 2014.

During the period the loans above were considered impaired, interest income recognized on a cash basis is as follows:

Three Months Ended March 31,	2015	2014
Interest income recognized:
Dealer wholesale		$.1
Customer retail - fleet	$.3	.3
Customer retail - owner/operator	.1	.1

	$.4	$.5

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

	Dealer		Customer Retail
At March 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$1,844.6	$1,554.9	$4,328.6	$1,111.1	$8,839.2
Watch	36.2	.1	33.7	10.7	80.7
At-risk	3.0		36.7	8.1	47.8

	$1,883.8	$1,555.0	$4,399.0	$1,129.9	$8,967.7

	Dealer		Customer Retail
At December 31, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$1,739.5	$1,606.4	$4,430.9	$1,193.9	$8,970.7
Watch	11.4	.1	21.8	12.5	45.8
At-risk	4.9		34.8	8.9	48.6

	$1,755.8	$1,606.5	$4,487.5	$1,215.3	$9,065.1

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
At March 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$1,876.6	$1,555.0	$4,366.6	$1,115.5	$8,913.7
31 – 60 days past due	5.7		17.1	7.3	30.1
Greater than 60 days past due	1.5		15.3	7.1	23.9

	$1,883.8	$1,555.0	$4,399.0	$1,129.9	$8,967.7

	Dealer		Customer Retail
At December 31, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$1,752.9	$1,606.5	$4,464.4	$1,200.0	$9,023.8
31 – 60 days past due	.6		10.6	6.9	18.1
Greater than 60 days past due	2.3		12.5	8.4	23.2

	$1,755.8	$1,606.5	$4,487.5	$1,215.3	$9,065.1

Troubled Debt Restructurings

The balance of TDRs was $34.4 and $36.0 at March 31, 2015 and December 31, 2014, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

Three Months Ended March 31,	2015		2014
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$3.9	$3.8	$4.9	$4.9
Owner/operator	.9	.9	1.0	1.0

	$4.8	$4.7	$5.9	$5.9

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2015 and 2014.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the period by portfolio class are as follows:

Three Months Ended March 31,	2015	2014
Fleet	$2.0	$.2
Owner/operator	.4	.1

	$2.4	$.3

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at March 31, 2015 and 2014.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Financial Services other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at March 31, 2015 and December 31, 2014 was $8.8 and $19.0, respectively. Proceeds from the sales of repossessed assets were $17.3 and $12.7 for the three months ended March 31, 2015 and 2014, respectively. These amounts are included in proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expense on the Consolidated Statements of Comprehensive Income.

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

Changes in product support liabilities are summarized as follows:

	2015	2014
Balance at January 1	$772.8	$630.5
Cost accruals and revenue deferrals	167.3	170.2
Payments and revenue recognized	(116.6)	(114.2)
Currency translation	(37.3)	1.5

Balance at March 31	$786.2	$688.0

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE F - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follows:

Three Months Ended March 31,	2015	2014
Net income	$378.4	$273.9
Other comprehensive income (OCI):
Unrealized (losses) gains on derivative contracts	(.2)	1.7
Tax effect	.4	(.6)

	.2	1.1

Unrealized gains on marketable debt securities	.5	1.2
Tax effect	(.2)	(.2)

	.3	1.0

Pension plans	21.7	6.4
Tax effect	(6.8)	(2.1)

	14.9	4.3

Foreign currency translation losses	(352.9)	(1.1)

Net other comprehensive (loss) income	(337.5)	5.3

Comprehensive income	$40.9	$279.2

Accumulated Other Comprehensive Loss

The components of AOCI as of March 31, 2015 and December 31, 2014 and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets, consisted of the following:

	Derivative Contracts	Marketable Debt Securities	Pension Plans	Foreign Currency Translation	Total
Balance at December 31, 2014	$(13.5)	$5.3	$(433.1)	$(138.5)	$(579.8)
Recorded into AOCI	21.3	.9	8.1	(352.9)	(322.6)
Reclassified out of AOCI	(21.1)	(.6)	6.8		(14.9)

Net other comprehensive income (loss)	.2	.3	14.9	(352.9)	(337.5)

Balance at March 31, 2015	$(13.3)	$5.6	$(418.2)	$(491.4)	$(917.3)

	Derivative Contracts	Marketable Debt Securities	Pension Plans	Foreign Currency Translation	Total
Balance at December 31, 2013	$(15.1)	$1.7	$(262.2)	$284.3	$8.7
Recorded into AOCI	6.1	.7	.6	(1.1)	6.3
Reclassified out of AOCI	(5.0)	.3	3.7		(1.0)

Net other comprehensive income (loss)	1.1	1.0	4.3	(1.1)	5.3

Balance at March 31, 2014	$(14.0)	$2.7	$(257.9)	$283.2	$14.0

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the three months ended March 31, 2015 are as follows:

AOCI Components	Line Item in the Consolidated Statements of Comprehensive Income	Amount Reclassified Out of AOCI
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Cost of sales and revenues	$3.2
	Interest and other expense, net	(1.9)

Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(33.2)

	Pre-tax expense reduction	(31.9)
	Tax expense	10.8

	After-tax expense reduction	(21.1)

Unrealized (gains) and losses on marketable debt securities:
Marketable debt securities	Investment income	(.8)
	Tax expense	.2

	After-tax income increase	(.6)

Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues $5.4, SG&A $4.3	9.7
Prior service costs	Cost of sales and revenues $.2, SG&A $.1	.3

Financial Services
Actuarial loss	SG&A	.4

	Pre-tax expense increase	10.4
	Tax benefit	(3.6)

	After-tax expense increase	6.8

Total reclassifications out of AOCI		$(14.9)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the three months ended March 31, 2014 are as follows:

AOCI Components	Line Item in the Consolidated Statements of Comprehensive Income	Amount Reclassified Out of AOCI
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Cost of sales and revenues	$.1
	Interest and other expense, net	(.1)

Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(6.9)

	Pre-tax expense reduction	(6.9)
	Tax expense	1.9

	After-tax expense reduction	(5.0)

Unrealized (gains) and losses on marketable debt securities:
Marketable debt securities	Investment income	.4
	Tax benefit	(.1)

	After-tax income reduction	.3

Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues $2.7, SG&A $2.2	4.9
Prior service costs	Cost of sales and revenues $.2, SG&A $.1	.3

Financial Services
Actuarial loss	SG&A	.3

	Pre-tax expense increase	5.5
	Tax benefit	(1.8)

	After-tax expense increase	3.7

Total reclassifications out of AOCI		$(1.0)

Stock Compensation Plans

Stock-based compensation expense was $7.8 and $7.5 for the three months ended March 31, 2015 and 2014, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $1.2 and $1.3 for the three months ended March 31, 2015 and 2014, respectively, and have been classified as a financing cash flow.

During the first three months of 2015, the Company issued 267,314 common shares under deferred and stock compensation arrangements. In addition, the Company retired 731,355 treasury shares.

NOTE G - Income Taxes

The effective income tax rate in the first quarter of 2015 and 2014 was of 32.6% for both periods.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE H - Segment Information

PACCAR operates in three principal segments: Truck, Parts and Financial Services.

Three Months Ended March 31,	2015	2014
Net sales and revenues:
Truck	$3,980.8	$3,488.6
Less intersegment	(211.7)	(159.4)

External customers	3,769.1	3,329.2

Parts	764.4	737.2
Less intersegment	(11.7)	(10.6)

External customers	752.7	726.6

Other	26.2	30.4

	4,548.0	4,086.2
Financial Services	284.7	293.7

	$4,832.7	$4,379.9

Income (loss) before income taxes:
Truck	$339.1	$212.3
Parts	138.9	112.1
Other	(10.4)	(9.2)

	467.6	315.2
Financial Services	89.0	85.5
Investment income	5.1	5.8

	$561.7	$406.5

Depreciation and amortization:
Truck	$97.0	$99.7
Parts	1.5	1.4
Other	3.6	2.6

	102.1	103.7
Financial Services	119.0	116.1

	$221.1	$219.8

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

NOTE I - Derivative Financial Instruments

As part of its risk management strategy, the Company enters into derivative contracts to hedge against interest rates and foreign currency risk. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. All of the Company’s interest-rate and certain foreign exchange contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at March 31, 2015.

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

At March 31, 2015, the notional amount of the Company’s interest-rate contracts was $3,795.8. Notional maturities for all interest-rate contracts are $1,004.7 for the remainder of 2015, $1,285.8 for 2016, $638.1 for 2017, $643.9 for 2018, $82.0 for 2019 and $141.3 thereafter. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At March 31, 2015, the notional amount of the outstanding foreign-exchange contracts was $292.9. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$147.2		$82.7
Deferred taxes and other liabilities		$75.9		$45.7
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	1.9		1.2
Accounts payable, accrued expenses and other		1.5		1.9

Total	$149.1	$77.4	$83.9	$47.6

Economic hedges:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$1.4		$1.9
Accounts payable, accrued expenses and other		$1.2		$.9
Financial Services:
Other assets	1.9		3.4
Deferred taxes and other liabilities		.2

Total	$3.3	$1.4	$5.3	$.9

Gross amounts recognized in Balance Sheet	$152.4	$78.8	$89.2	$48.5
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(.9)	(.9)	(.9)	(.9)
Financial Services:
Foreign-exchange contracts	(.1)	(.1)
Interest-rate contracts	(7.1)	(7.1)	(3.9)	(3.9)

Pro forma net amount	$144.3	$70.7	$84.4	$43.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Three Months Ended March 31,	2015	2014
Interest-rate swaps	$(1.4)	$.1
Term notes	1.1	(1.1)

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

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to cost of sales or to Financial Services interest expense, consistent with the hedged transaction. The Company recognized no gains or losses on the ineffective portions for both the three months ended March 31, 2015 and 2014.

The following table presents the pre-tax effects of derivative instruments recognized in OCI:

	2015		2014
Three Months Ended March 31,	Interest- Rate Contracts	Foreign- Exchange Contracts	Interest- Rate Contracts	Foreign- Exchange Contracts
Gain (loss) recognized in OCI:
Truck, Parts and Other				$.2
Financial Services	$31.7		$8.4

Total	$31.7		$8.4	$.2

Expense (income) reclassified out of AOCI into income:

	2015		2014
Three Months Ended March 31,	Interest- Rate Contracts	Foreign- Exchange Contracts	Interest- Rate Contracts	Foreign- Exchange Contracts
Truck, Parts and Other:
Cost of sales and revenues		$3.2		$.1
Interest and other expense, net		(1.9)		(.1)
Financial Services:
Interest and other borrowing expenses	$(33.2)		$(6.9)

Total	$(33.2)	$1.3	$(6.9)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amount of loss recorded in AOCI at March 31, 2015 that is estimated to be reclassified to interest expense or cost of sales in the following 12 months if interest rates and exchange rates remain unchanged is approximately $17.0, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

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

For the quarters ended March 31, 2015 and 2014, expense (income) recognized in earnings related to interest-rate contracts were nil for both periods. The expense (income) recognized in earnings related to foreign-exchange contracts was as follows:

Three Months Ended March 31,	2015	2014
Truck, Parts and Other:
Cost of sales and revenues	$(1.7)	$.2
Interest and other expense, net	2.1	(.9)
Financial Services:
Interest and other borrowing expenses	(14.5)	.5
Selling, general and administrative	(.2)

Total	$(14.3)	$(.2)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2015. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At March 31, 2015	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$363.0	$363.0
U.S. corporate securities		69.9	69.9
U.S. government and agency securities	$8.7	.5	9.2
Non-U.S. corporate securities		520.6	520.6
Non-U.S. government securities		169.3	169.3
Other debt securities		95.2	95.2

Total marketable debt securities	$8.7	$1,218.5	$1,227.2

Derivatives
Cross currency swaps		$145.2	$145.2
Interest-rate swaps		2.0	2.0
Foreign-exchange contracts		5.2	5.2

Total derivative assets		$152.4	$152.4

Liabilities:
Derivatives
Cross currency swaps		$60.0	$60.0
Interest-rate swaps		15.9	15.9
Foreign-exchange contracts		2.9	2.9

Total derivative liabilities		$78.8	$78.8

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2014	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$363.4	$363.4
U.S. corporate securities		81.5	81.5
U.S. government and agency securities	$7.7	.3	8.0
Non-U.S. corporate securities		532.0	532.0
Non-U.S. government securities		194.1	194.1
Other debt securities		93.0	93.0

Total marketable debt securities	$7.7	$1,264.3	$1,272.0

Derivatives
Cross currency swaps		$81.7	$81.7
Interest-rate swaps		1.0	1.0
Foreign-exchange contracts		6.5	6.5

Total derivative assets		$89.2	$89.2

Liabilities:
Derivatives
Cross currency swaps		$31.1	$31.1
Interest-rate swaps		14.6	14.6
Foreign-exchange contracts		2.8	2.8

Total derivative liabilities		$48.5	$48.5

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Financial Services fixed rate loans	$3,551.5	$3,611.5	$3,627.5	$3,683.3

Liabilities:
Financial Services fixed rate debt	4,175.5	4,206.5	3,713.4	3,737.7

NOTE K - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

Three Months Ended March 31,	2015	2014
Service cost	$21.6	$17.0
Interest on projected benefit obligation	22.9	23.0
Expected return on assets	(34.8)	(32.0)
Amortization of prior service costs	.3	.3
Recognized actuarial loss	10.1	5.2

Net pension expense	$20.1	$13.5

During the three months ended March 31, 2015 and 2014, the Company contributed $2.7 and $4.2 to its pension plans, respectively.

PACCAR Inc – Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

PACCAR is a global technology company whose Truck segment includes the design and manufacture of high quality light-, medium- and heavy-duty commercial trucks. In North America, trucks are sold under the Kenworth and Peterbilt nameplates, in Europe, under the DAF nameplate and in Australia and South America, under the Kenworth and DAF nameplates. The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles. The Company’s Financial Services segment derives its earnings primarily from financing or leasing PACCAR products in North America, Europe and Australia. The Company’s Other business is the manufacturing and marketing of industrial winches.

Consolidated net sales and revenues in the first quarter of 2015 increased to $4.83 billion from $4.38 billion in the first quarter of 2014. The Company’s worldwide truck net sales and revenues in the first quarter of 2015 increased to $3.77 billion from $3.33 billion in the first quarter of 2014, reflecting stronger industry truck sales in North America, partially offset by the effects of translating weaker foreign currencies, primarily the euro to the U.S. dollar. The Company’s worldwide parts net sales and revenues increased to $752.7 million in the first quarter of 2015 from $726.6 million in the first quarter of 2014, reflecting higher freight demand, fleet utilization and growth in the size of the North American truck parc, partially offset by currency translation effects. Financial Services revenue was $284.7 million in the first quarter of 2015 compared to $293.7 million in the same period in 2014, reflecting currency translation effects and lower market interest rates.

Net income in the first quarter of 2015 increased to $378.4 million ($1.06 per diluted share) from $273.9 million ($.77 per diluted share) in the first quarter of 2014, reflecting stronger industry truck sales in North America and strong aftermarket Parts results. The U.S. and Canada truck market is benefiting from record freight demand and expansion of industry fleet capacity, and Kenworth and Peterbilt’s primary truck factories are manufacturing at record levels.

In the first quarter of 2015, the Company’s R&D expenses were $56.2 million compared to $52.7 million in the first quarter of 2014. R&D is focused on powertrain and new vehicle development.

Truck and Parts Outlook

Class 8 truck industry retail sales in the U.S. and Canada in 2015 are expected to be 260,000 to 290,000 units compared to 249,400 units in 2014 driven by economic growth, strong freight demand and expansion of truck industry fleet capacity. In Europe, the 2015 truck industry registrations for over 16-tonne vehicles are expected to be 220,000 to 250,000 units, compared to 226,900 truck registrations in 2014. In South America, heavy-duty truck industry sales are estimated to be in a range of 90,000 to 110,000 units in 2015, compared to 129,000 units in 2014.

In 2015, PACCAR Parts sales are expected to grow 6-10% in North America, reflecting steady economic growth and high fleet utilization. PACCAR Parts deliveries are expected to increase 4-7% in Europe, reflecting good freight markets and PACCAR Parts’ innovative customer service programs. The U.S. dollar value of sales in Europe may continue to be affected by recent declines in the value of the euro relative to the U.S. dollar.

Capital investments in 2015 are expected to be $325 to $375 million, focused on enhanced powertrain development and increased operating efficiency for the Company’s factories and distribution centers. Research and development in 2015 is expected to be $225 to $250 million focused on developing new products and services.

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2015 are expected to be similar to current levels. Increases in local currencies are expected to be offset by translation into the U.S. dollar. Current levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels.

PACCAR Inc – Form 10-Q

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

($ in millions, except per share amounts) Three Months Ended March 31,	2015	2014
Net sales and revenues:
Truck	$3,769.1	$3,329.2
Parts	752.7	726.6
Other	26.2	30.4

Truck, Parts and Other	4,548.0	4,086.2
Financial Services	284.7	293.7

	$4,832.7	$4,379.9

Income (loss) before taxes:
Truck	$339.1	$212.3
Parts	138.9	112.1
Other	(10.4)	(9.2)

Truck, Parts and Other	467.6	315.2
Financial Services	89.0	85.5
Investment income	5.1	5.8
Income taxes	(183.3)	(132.6)

Net income	$378.4	$273.9

Diluted earnings per share	$1.06	$.77

Return on revenues	7.8%	6.3%

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

PACCAR Inc – Form 10-Q

2015 Compared to 2014:

Truck

The Company’s Truck segment accounted for 78.0% of revenues in the first quarter of 2015 compared to 76.0% in the first quarter of 2014.

($ in millions) Three Months Ended March 31,	2015	2014	% Change
Truck net sales and revenues:
U.S. and Canada	$2,625.9	$1,959.1	34
Europe	772.5	962.6	(20)
Mexico, South America, Australia and other	370.7	407.5	(9)

	$3,769.1	$3,329.2	13

Truck income before income taxes	$339.1	$212.3	60

Pre-tax return on revenues	9.0%	6.4%

The Company’s worldwide truck net sales and revenues in the first quarter of 2015 increased to $3.77 billion from $3.33 billion in the first quarter of 2014, primarily due to higher truck deliveries in North America. This was partially offset by the effects of translating weaker foreign currencies to the U.S. dollar, primarily the euro, which reduced worldwide truck net sales and revenues by $231.7 million.

For the first quarter of 2015, Truck segment income before income taxes and pre-tax return on revenues reflect higher truck unit deliveries in North America, improved gross margins and lower SG&A spending. The effects on income before income taxes of translating weaker foreign currencies to the U.S. dollar, primarily the euro, were largely offset by lower costs of North America MX engine components imported from Europe.

The Company’s new truck deliveries are summarized below:

Three Months Ended March 31,	2015	2014	% Change
U.S.	21,400	16,100	33
Canada	3,000	2,500	20

U.S. and Canada	24,400	18,600	31
Europe	10,100	9,300	9
Mexico, South America, Australia and other	3,800	3,900	(3)

Total units	38,300	31,800	20

In the first quarter of 2015, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 62,900 units from 50,300 units in the same period of 2014. The Company’s heavy-duty truck retail market share was 27.3% in the first quarter of 2015 compared to 27.2% in the first quarter of 2014. The medium-duty market was 21,300 units in the first quarter of 2015 compared to 18,000 units in the same period of 2014. The Company’s medium-duty market share was 16.9% in the first quarter of 2015 compared to 16.7% in the first quarter of 2014.

The over 16-tonne truck market in Western and Central Europe in the first quarter of 2015 was 62,800 units compared to 54,100 units in the first quarter of 2014. The Company’s market share was 15.2% in the first quarter of 2015 compared to 12.2% in the same period of 2014. The 6 to 16-tonne market in the first quarter of 2015 was 10,000 units compared to 11,000 units in the first quarter of 2014. DAF market share in the 6 to 16-tonne market in the first quarter of 2015 was 8.9% compared to 6.4% in the same period of 2014.             .

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2015 and 2014 for the Truck segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Three Months Ended March 31, 2014	$3,329.2	$3,032.7	$296.5
Increase (decrease)
Truck delivery volume	659.4	546.9	112.5
Average truck sales prices	26.5		26.5
Average per truck material, labor and other direct costs		(20.4)	20.4
Factory overhead and other indirect costs		13.5	(13.5)
Operating leases	(14.3)	(13.7)	(.6)
Currency translation	(231.7)	(215.8)	(15.9)

Total increase	439.9	310.5	129.4

Three Months Ended March 31, 2015	$3,769.1	$3,343.2	$425.9

•	Truck delivery volume reflects higher truck deliveries in the U.S. and Canada which resulted in higher sales ($679.3 million) and cost of sales ($565.8 million), partially offset by lower truck deliveries in Latin America which resulted in lower sales ($16.6 million) and cost of sales ($13.6 million).

•	Average truck sales prices increased sales by $26.5 million, primarily driven by improved price realization in the North American market.

•	Average cost per truck decreased cost of sales by $20.4 million, primarily due to lower material costs, reflecting lower commodity prices and lower costs of North America MX engine components imported from Europe which benefited from the decline in the value of the euro.

•	Factory overhead and other indirect costs increased $13.5 million, primarily due to higher salaries and related expenses ($8.3 million) to support higher sales volume and higher depreciation expense ($2.4 million).

•	Operating lease revenues and cost of sales decreased due to lower average asset balances.

•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

•	Truck gross margin in the first quarter of 2015 of 11.3% increased from 8.9% in the same period in 2014 due to the factors noted above.

Truck SG&A expenses for the first quarter of 2015 decreased to $45.8 million from $54.0 million in the first quarter of 2014. The decrease was primarily due to lower salaries and related expenses ($6.1 million) and currency translation ($3.3 million), primarily related to a decline in the value of the euro relative to the U.S. dollar.

As a percentage of sales, Truck SG&A decreased to 1.2% in the first quarter of 2015 compared to 1.6% in the same period of 2014, reflecting higher sales volume and ongoing cost controls.

PACCAR Inc – Form 10-Q

Parts

The Company’s Parts segment accounted for 15.6% of revenues in the first quarter of 2015 compared to 16.6% in the first quarter of 2014.

($ in millions) Three Months Ended March 31,	2015	2014	% Change
Parts net sales and revenues:
U.S. and Canada	$483.1	$424.0	14
Europe	195.0	218.2	(11)
Mexico, South America, Australia and other	74.6	84.4	(12)

	$752.7	$726.6	4

Parts income before income taxes	$138.9	$112.1	24

Pre-tax return on revenues	18.5%	15.4%

The Company’s worldwide parts net sales and revenues increased in the first quarter of 2015 primarily due to higher aftermarket demand in the U.S., Canada and Europe. This was partially offset by a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro, which reduced worldwide parts net sales and revenues by $48.7 million.

The increase in Parts segment income before taxes and pre-tax return on revenues in the first quarter of 2015 was primarily due to higher sales and gross margins and lower SG&A spending. This was partially offset by a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro, which reduced Parts segment income before income taxes by $9.1 million.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2015 and 2014 for the Parts segment are as follows:

($ in millions)	Net Sales	Cost of Sales	Gross Margin
Three Months Ended March 31, 2014	$726.6	$539.1	$187.5
Increase (decrease)
Aftermarket parts volume	45.0	22.0	23.0
Average aftermarket parts sales prices	29.8		29.8
Average aftermarket parts direct costs		15.0	(15.0)
Warehouse and other indirect costs		2.0	(2.0)
Currency translation	(48.7)	(31.7)	(17.0)

Total increase	26.1	7.3	18.8

Three Months Ended March 31, 2015	$752.7	$546.4	$206.3

•	Higher market demand, primarily in the U.S., Canada and Europe, resulted in increased aftermarket parts sales volume of $45.0 million and related cost of sales by $22.0 million.

•	Average aftermarket parts sales prices increased sales by $29.8 million reflecting improved price realization, primarily in the U.S., Canada and Europe.

•	Average aftermarket parts direct costs increased $15.0 million due to higher material costs.

•	Warehouse and other indirect costs increased $2.0 million primarily due to additional costs to support higher sales volume.

•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

•	Parts gross margin in the first quarter of 2015 increased to 27.4% from 25.8% in the first quarter of 2014 due to the factors noted above.

PACCAR Inc – Form 10-Q

Parts SG&A decreased to $48.2 million in the first quarter of 2015 compared to $51.8 million in the first quarter of 2014. The decrease was primarily due to currency translation ($4.7 million), primarily related to a decline in the value of the euro relative to the U.S. dollar, partially offset by higher salaries and related expenses ($2.3 million). As a percentage of sales, Parts SG&A decreased to 6.4% in the first quarter of 2015 compared to 7.1% in the same period of 2014 primarily due to higher sales volume.

Financial Services

The Company’s Financial Services segment accounted for 5.9% of revenues in the first quarter of 2015 compared to 6.7% in the first quarter of 2014.

($ in millions) Three Months Ended March 31,	2015	2014	% Change
New loan and lease volume:
U.S. and Canada	$560.6	$480.0	17
Europe	238.0	225.0	6
Mexico and Australia	155.5	158.3	(2)

	$954.1	$863.3	11
New loan and lease volume by product:
Loans and finance leases	$683.8	$710.9	(4)
Equipment on operating lease	270.3	152.4	77

	$954.1	$863.3	11
New loan and lease unit volume:
Loans and finance leases	6,800	6,800
Equipment on operating lease	2,600	1,500	73

	9,400	8,300	13
Average earning assets:
U.S. and Canada	$7,077.6	$6,525.7	8
Europe	2,453.4	2,738.8	(10)
Mexico and Australia	1,612.9	1,719.3	(6)

	$11,143.9	$10,983.8	1
Average earning assets by product:
Loans and finance leases	$7,189.6	$7,166.0
Dealer wholesale financing	1,562.1	1,434.3	9
Equipment on lease and other	2,392.2	2,383.5

	$11,143.9	$10,983.8	1
Revenues:
U.S. and Canada	$160.9	$153.4	5
Europe	68.1	80.1	(15)
Mexico and Australia	55.7	60.2	(7)

	$284.7	$293.7	(3)
Revenues by product:
Loans and finance leases	$97.6	$100.5	(3)
Dealer wholesale financing	13.3	12.4	7
Equipment on lease and other	173.8	180.8	(4)

	$284.7	$293.7	(3)

Income before income taxes	$89.0	$85.5	4

PACCAR Inc – Form 10-Q

New loan and lease volume of $954.1 million in the first quarter of 2015 increased from $863.3 million in the first quarter of 2014 primarily driven by higher equipment on operating leases as a result of increased demand from fleet customers in the U.S. and Europe.

In the first quarter of 2015, PFS’s finance share on new PACCAR truck sales was 23.8% compared to 26.8% in the first quarter of 2014 due to increased competition.

In the first quarter of 2015, PFS revenue decreased to $284.7 million from $293.7 million in 2014. The decrease was primarily due to a decline in the value of the euro relative to the U.S. dollar and lower yields, partially offset by higher average earning asset balances. The currency exchange impact lowered PFS revenues by $16.1 million.

Income before income taxes increased to $89.0 million in the first quarter of 2015 from $85.5 million in 2014. The increase in income before income taxes was primarily due to higher average earning asset balances and lower borrowing rates, partially offset by currency translation and lower yields. The currency exchange impact lowered PFS income before income taxes by $3.2 million.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the three months ended March 31, 2015 are outlined below:

($ in millions)	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Three Months Ended March 31, 2014	$112.9	$36.6	$76.3
Increase (decrease)
Average finance receivables	8.7		8.7
Average debt balances		1.6	(1.6)
Yields	(5.1)		(5.1)
Borrowing rates		(7.3)	7.3
Currency translation	(5.6)	(1.8)	(3.8)

Total (decrease) increase	(2.0)	(7.5)	5.5

Three Months Ended March 31, 2015	$110.9	$29.1	$81.8

•	Average finance receivables increased $696.2 million (excluding foreign exchange effects) in the first quarter of 2015 as a result of retail portfolio new business volume exceeding collections.

•	Average debt balances increased $456.3 million (excluding foreign exchange effects) in the first quarter of 2015. The higher average debt balances reflect funding for a higher average earning asset portfolio, including loans, finance leases and equipment on operating leases.

•	Lower market rates resulted in lower portfolio yields (5.1% in 2015 compared to 5.4% in 2014) and lower borrowing rates (1.5% in 2015 compared to 1.9% in 2014).

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

PACCAR Inc – Form 10-Q

The following table summarizes operating lease, rental and other revenues and depreciation and other expense:

($ in millions) Three Months Ended March 31,	2015	2014
Operating lease rental revenues	$168.4	$173.5
Used truck sales and other	5.4	7.3

Operating lease, rental and other revenues	$173.8	$180.8

Depreciation of operating lease equipment	$115.3	$114.8
Vehicle operating expenses	22.1	25.4
Cost of used truck sales and other	3.0	4.1

Depreciation and other expense	$140.4	$144.3

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expense and lease margin for the three months ended March 31, 2015 are outlined below:

($ in millions)	Operating Lease, Rental and Other Revenues	Depreciation and Other Expense	Lease Margin
Three Months Ended March 31, 2014	$180.8	$144.3	$36.5
Increase (decrease)
Used truck sales	(1.3)	(.9)	(.4)
Results on returned lease assets		2.2	(2.2)
Average operating lease assets	6.5	4.7	1.8
Revenue and cost per asset	(1.1)	(.2)	(.9)
Currency translation and other	(11.1)	(9.7)	(1.4)

Total decrease	(7.0)	(3.9)	(3.1)

Three Months Ended March 31, 2015	$173.8	$140.4	$33.4

•	A lower volume of used truck sales decreased operating lease, rental and other revenues by $1.3 million and decreased depreciation and other expense by $.9 million.

•	Average operating lease assets increased $152.9 million (excluding foreign exchange effects), which increased revenues by $6.5 million and related depreciation and other expense by $4.7 million.

•	Revenue per asset decreased $1.1 million due to lower rental income in Mexico and lower fuel surcharges in the U.S., partially offset by higher rental rates in the U.S. Cost per asset decreased $.2 million primarily due to lower fuel expense in the U.S., partially offset by higher maintenance costs in Europe.

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

PACCAR Inc – Form 10-Q

The following table summarizes the provision for losses on receivables and net charge-offs:

($ in millions) Three Months Ended March 31,	2015		2014
	Provision For Losses on Receivables	Net Charge-Offs	Provision For Losses on Receivables	Net Charge-Offs
U.S. and Canada	$.6	$.3	$1.5	$.5
Europe	1.1	.8	2.2	2.2
Mexico and Australia	1.0	1.0

	$2.7	$2.1	$3.7	$2.7

The provision for losses on receivables was $2.7 million for the first quarter of 2015, a decrease of $1.0 million compared to the first quarter of 2014, mainly due to improved portfolio performance in all markets except Mexico and Australia.

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

The post-modification balance of accounts modified during the three months ended March 31, 2015 and 2014 are summarized below:

($ in millions) Three Months Ended March 31,	2015		2014
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$31.7	1.8%	$47.5	2.7%
Insignificant delay	15.9	.9%	36.7	2.0%
Credit - no concession	14.5	.8%	6.5	.4%
Credit - TDR	4.7	.3%	5.9	.3%

	$66.8	3.8%	$96.6	5.4%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first quarter of 2015, total modification activity decreased compared to the same period of 2014 primarily due to lower modifications for commercial reasons and insignificant delays, partially offset by an increase in credit – no concession modifications. The decrease in commercial modifications primarily reflects lower volumes of refinancing. The decline in modifications for insignificant delay reflects a 2014 two-month extension granted to one large fleet customer in the U.S. Credit – no concession modifications increased primarily due to a five-month extension granted to one customer in Australia.

PACCAR Inc – Form 10-Q

The following table summarizes the Company’s 30+ days past due accounts:

	March 31 2015	December 31 2014	March 31 2014
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%	.1%	.3%
Europe	1.3%	1.1%	1.1%
Mexico and Australia	2.7%	2.0%	1.5%

Worldwide	.7%	.5%	.6%

Accounts 30+ days past due were .7% at March 31, 2015 and have increased .2% from December 31, 2014 due to higher past due accounts in Europe, Mexico and Australia. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $3.0 million of accounts worldwide during the first quarter of 2015, $4.0 million during the fourth quarter of 2014 and $3.3 million during the first quarter of 2014 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31 2015	December 31 2014	March 31 2014
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%	.1%	.3%
Europe	1.3%	1.2%	1.1%
Mexico and Australia	2.9%	2.3%	1.7%

Worldwide	.7%	.6%	.7%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2015, December 31, 2014 and March 31, 2014. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2015, December 31, 2014 and March 31, 2014.

The Company’s annualized pre-tax return on average earning assets for Financial Services was 3.2% in the first quarter of 2015 and 2014.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expense. Other sales represented approximately 1% of consolidated net sales and revenues for both the first quarter of 2015 and 2014. Other SG&A was $15.5 million for both the first quarter of 2015 and 2014. For the first quarter, other income (loss) before tax was a loss of $10.4 million in 2015 compared to a loss of $9.2 million in 2014. The higher loss in 2015 was primarily due to lower income before tax from the winch business.

Investment income was $5.1 million in the first quarter of 2015 compared to $5.8 million in 2014. The lower investment income in the first quarter of 2015 primarily reflects the translation effects of weaker foreign currencies to the U.S. dollar, primarily the euro, and lower yields on investments, partially offset by higher realized gains.

PACCAR Inc – Form 10-Q

The effective income tax rate in the first quarter of 2015 and 2014 was 32.6% for both periods.

($ in millions) Three Months Ended March 31,	2015	2014
Domestic income before taxes	$407.1	$230.2
Foreign income before taxes	154.6	176.3

Total income before taxes	$561.7	$406.5

Domestic pre-tax return on revenues	13.9%	10.3%
Foreign pre-tax return on revenues	8.1%	8.3%

Total pre-tax return on revenues	11.6%	9.3%

For the first quarter of 2015, the improvement in income before income taxes and return on revenues for domestic operations was due to higher revenues from truck and parts operations and higher truck and parts margins. For the first quarter of 2015, the lower income before income taxes for foreign operations was primarily due to the translation effects of weaker foreign currencies to the U.S. dollar, primarily the euro.

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)	March 31 2015	December 31 2014
Cash and cash equivalents	$1,564.7	$1,737.6
Marketable debt securities	1,227.2	1,272.0

	$2,791.9	$3,009.6

The Company’s total cash and marketable debt securities at March 31, 2015 decreased $217.7 million from the balances at December 31, 2014 primarily due to a decrease in cash and cash equivalents.

The change in cash and cash equivalents is summarized below:

($ in millions) Three Months Ended March 31,	2015	2014
Operating activities:
Net income	$378.4	$273.9
Net income items not affecting cash	176.6	200.4
Changes in operating assets and liabilities, net	(78.8)	(188.6)

Net cash provided by operating activities	476.2	285.7
Net cash used in investing activities	(332.2)	(175.6)
Net cash used in financing activities	(239.9)	(568.1)
Effect of exchange rate changes on cash	(77.0)	(2.2)

Net decrease in cash and cash equivalents	(172.9)	(460.2)
Cash and cash equivalents at beginning of period	1,737.6	1,750.1

Cash and cash equivalents at end of period	$1,564.7	$1,289.9

Operating activities: Cash provided by operations increased $190.5 million to $476.2 million in the first quarter of 2015 compared to $285.7 million in 2014. Higher operating cash flow reflects $153.2 million from inventory as there was $10.0 million in net sales of inventory in 2015 vs. $143.2 million in net purchases of inventories in 2014, and there was a higher inflow of $133.9 million for purchases of goods and services in accounts payable and accrued expenses in excess of payments. In addition, higher cash inflows resulted from $104.5 million in higher net income and an increase in liabilities for residual value guarantees (RVG) and deferred revenues of $61.4 million, primarily due to a higher volume of RVG contracts compared to 2014. These inflows were partially offset by cash usage from a higher increase in Financial Services segment wholesale receivables of $157.4 million and a higher increase in sales of goods and services in accounts receivable exceeding cash receipts of $124.8 million.

PACCAR Inc – Form 10-Q

Investing activities: Cash used in investing activities of $332.2 million increased $156.6 million from the $175.6 million used in the first quarter of 2014, primarily due to higher cash used in the acquisitions of equipment for operating leases of $158.0 million. In addition, higher outflows reflect $58.6 million from marketable securities net purchases of $45.8 million in 2015 vs. $12.8 million in net proceeds from marketable securities in 2014. This was partially offset by higher proceeds from asset disposals of $39.6 million and lower payments for property, plant and equipment of $25.5 million.

Financing activities: Cash used in financing activities of $239.9 million for the first quarter of 2015 decreased $328.2 million from the $568.1 million used in the first quarter of 2014. The Company paid $432.4 million of dividends in the first quarter of 2015 compared to $389.7 million paid in the first quarter of 2014, an increase of $42.7 million. In the first quarter of 2015, the Company issued $554.3 million of long-term debt to reduce its outstanding commercial paper and short-term bank loans by $347.9 million and to repay long-term debt of $20.2 million. In the first quarter of 2014, the Company issued $348.7 million of commercial paper and short-term bank loans and issued $11.3 million in long-term debt to repay long-term debt of $550.0 million. This resulted in cash provided by borrowing activities of $186.2 million in the first quarter of 2015, $376.2 million higher than the cash used in borrowing activities of $190.0 million in the first quarter of 2014.

Credit Lines and Other

The Company has line of credit arrangements of $3.48 billion, of which $3.37 billion were unused at March 31, 2015. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion matures in June 2015, $1.0 billion matures in June 2018 and $1.0 billion matures in June 2019. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the three months ended March 31, 2015.

In December 2011, PACCAR’s Board of Directors approved the repurchase of $300.0 million of the Company’s common stock, and as of March 31, 2015, $234.7 million of shares have been repurchased pursuant to the authorization.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for property, plant and equipment in the first quarter of 2015 were $37.0 million compared to $54.5 million, as 2014 included higher investments for the DAF Brasil factory. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $5.8 billion, which have significantly increased operating capacity and efficiency of its facilities and the competitive advantage of the Company’s premium products.

In 2015, capital investments are expected to be approximately $325 to $375 million and are targeted for enhanced powertrain development and increased operating efficiency of the Company’s factories and parts distribution centers. Spending on R&D in 2015 is expected to be $225 to $250 million as PACCAR will continue to focus on developing new products and services.

The Company conducts business in Spain, Italy, Portugal, Ireland, Greece, Russia, Ukraine and certain other countries which have been experiencing significant financial stress, fiscal or political strain and are subject to potential default. The Company routinely monitors its financial exposure to global financial conditions, its global counterparties and its operating environments. As of March 31, 2015, the Company had finance and trade receivables in these countries of approximately 1% of consolidated total assets. As of March 31, 2015, the Company did not have any marketable debt security investments in corporate or sovereign government securities in these countries. As of March 31, 2015, the Company’s derivative counterparty credit exposures in these countries were insignificant.

PACCAR Inc – Form 10-Q

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

In November 2012, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of March 31, 2015 was $4.65 billion. The registration expires in November 2015 and does not limit the principal amount of debt securities that may be issued during that period.

As of March 31, 2015, the Company’s European finance subsidiary, PACCAR Financial Europe, had €304.2 million available for issuance under a €1.50 billion medium-term note program registered with the London Stock Exchange. The program was renewed in the second quarter of 2014 and is renewable annually through the filing of a new prospectus.

In April 2011, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in 2016 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At March 31, 2015, 8.40 billion pesos remained available for issuance.

PACCAR believes its Financial Services companies will be able to continue funding receivables, servicing debt and paying dividends through internally generated funds, access to public and private debt markets and lines of credit.

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs or litigation; cybersecurity risks to the Company’s information technology systems; changes in tax rates; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

PACCAR Inc – Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2015. For additional information, refer to Item 7A as presented in the 2014 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the three months ended March 31, 2015.

ITEM 1.	LEGAL PROCEEDINGS

In January 2011, the European Commission (EC) commenced an investigation of all major European commercial vehicle manufacturers, including subsidiaries of the Company, concerning whether such companies participated in agreements or concerted practices to coordinate their commercial policy in the European Union. On November 20, 2014, the EC issued a Statement of Objections to the manufacturers, including DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH and PACCAR Inc as their parent. The Statement of Objections is a procedural step in which the EC expressed its preliminary view that the manufacturers had participated in anticompetitive practices in the European Union. The EC indicated that it will seek to impose significant fines on the manufacturers. DAF is cooperating with the EC and is preparing its response to the Statement of Objections. The EC will review the manufacturers’ responses before issuing a decision. Any decision would be subject to appeal. The Company is unable to estimate the potential fine at this time and accordingly, no accrual for any potential fine has been made as of March 31, 2015.

The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Except for the EC matter noted above, management believes that the disposition of such lawsuits will not materially affect the Company’s business or financial condition.

PACCAR Inc – Form 10-Q

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2014 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the three months ended March 31, 2015.

(c)	Issuer purchases of equity securities.

On December 6, 2011, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of March 31, 2015, the Company has repurchased 5.7 million shares for $234.7 million under this plan. There were no repurchases made under this plan during the first three months of 2015.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	May 6, 2015	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc – Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)	Articles of Incorporation:

	(a)	Restated Certificate of Incorporation of PACCAR Inc	8-K	September 19, 2005	99.3	001-14817

	(b)	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008	10-Q	May 2, 2008	3(b)	001-14817

(ii)	Bylaws:

	(a)	Third Amended and Restated Bylaws of PACCAR Inc	8-K	December 13, 2013	3(ii)	001-14817

(4)	Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Form of InterNotes, Series B (PACCAR Financial Corp.)	S-3	November 7, 2012	4.4	333-184808

	(e)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. prior to May 9, 2014	10-Q	November 7, 2013	4(i)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

	**	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	10(v)	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(g)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

	(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	DEF14A	March 10, 2011	Appendix B	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan	DEF14A	March 10, 2011	Appendix A	001-14817

	(j)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

	(k)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

	(l)	PACCAR Inc Long Term Incentive Plan, 2014 Form of Nonstatutory Stock Option Agreement	10-Q	August 7, 2013	10(l)	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	8-K	February 5, 2007	99.1	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(n)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement	10-K	February 26, 2010	10(m)	001-14817

	(o)	PACCAR Inc Long Term Incentive Plan, Alternate Form of Restricted Stock Award Agreement	10-K	March 1, 2011	10(n)	001-14817

	(p)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective January 1, 2009	10-K	March 1, 2011	10(r)	001-14817

	(q)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities	8-K	May 16, 2007	10.1	001-14817

	(r)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	10-Q	October 27, 2008	10(o)	001-14817

	(s)	Second Amendment to Memorandum of Understanding dated as of September 26, 2013, by and among PACCAR Engine Company, the Mississippi Development Authority and the Mississippi Major Economic Impact Authority	10-Q	November 7, 2013	10(u)	001-14817

	(t)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Deferred Restricted Stock Unit Grant Agreement	10-K	February 26, 2015	10(t)	001-14817

	(u)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Restricted Stock Grant Agreement	10-K	February 26, 2015	10(u)	001-14817

(12)		Statements Re: Computation of Ratios:

	(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for three months ended March 31, 2015 and 2014*

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2010 – 2014	10-K	February 26, 2015	12(a)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith