Form 10-Q
period 2015-06-30
PACCAR INC
filed 2015-08-06
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Common Stock, $1 par value – 354,968,454 shares as of July 31, 2015

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
TRUCK, PARTS AND OTHER:
Net sales and revenues	$4,786.1	$4,267.0	$9,334.1	$8,353.2

Cost of sales and revenues	4,061.2	3,719.4	7,971.4	7,314.9
Research and development	59.3	49.9	115.5	102.6
Selling, general and administrative	108.2	114.8	217.7	236.2
Interest and other expense (income), net	1.3	(.9)	5.8	.5

	4,230.0	3,883.2	8,310.4	7,654.2

Truck, Parts and Other Income Before Income Taxes	556.1	383.8	1,023.7	699.0

FINANCIAL SERVICES:
Interest and fees	111.1	114.7	222.0	227.6
Operating lease, rental and other revenues	182.7	187.9	356.5	368.7

Revenues	293.8	302.6	578.5	596.3

Interest and other borrowing expenses	29.6	33.7	58.7	70.3
Depreciation and other expense	145.9	148.4	286.3	292.7
Selling, general and administrative	23.9	24.8	47.4	48.4
Provision for losses on receivables	3.6	4.0	6.3	7.7

	203.0	210.9	398.7	419.1

Financial Services Income Before Income Taxes	90.8	91.7	179.8	177.2

Investment income	5.3	5.5	10.4	11.3

Total Income Before Income Taxes	652.2	481.0	1,213.9	887.5

Income taxes	205.0	161.8	388.3	294.4

Net Income	$447.2	$319.2	$825.6	$593.1

Net Income Per Share
Basic	$1.26	$.90	$2.32	$1.67
Diluted	$1.26	$.90	$2.32	$1.67

Weighted Average Number of Common Shares Outstanding
Basic	355.3	355.1	355.2	355.0
Diluted	356.3	356.3	356.2	356.2

Dividends declared per share	$.22	$.22	$.44	$.42

Comprehensive Income	$554.9	$368.7	$595.8	$647.9

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	June 30 2015	December 31 2014*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$1,877.7	$1,665.1
Trade and other receivables, net	1,228.1	1,047.1
Marketable debt securities	1,397.3	1,272.0
Inventories, net	888.2	925.7
Other current assets	363.4	290.5

Total Truck, Parts and Other Current Assets	5,754.7	5,200.4

Equipment on operating leases, net	924.5	934.5
Property, plant and equipment, net	2,162.4	2,313.3
Other noncurrent assets, net	274.3	253.3

Total Truck, Parts and Other Assets	9,115.9	8,701.5

FINANCIAL SERVICES:
Cash and cash equivalents	85.4	72.5
Finance and other receivables, net	9,313.1	9,042.6
Equipment on operating leases, net	2,369.0	2,306.0
Other assets	531.9	496.2

Total Financial Services Assets	12,299.4	11,917.3

	$21,415.3	$20,618.8

*	The December 31, 2014 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	June 30 2015	December 31 2014*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,647.2	$2,297.2
Dividend payable		354.4

Total Truck, Parts and Other Current Liabilities	2,647.2	2,651.6

Residual value guarantees and deferred revenues	961.4	970.9
Other liabilities	710.2	718.8

Total Truck, Parts and Other Liabilities	4,318.8	4,341.3

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	395.7	384.5
Commercial paper and bank loans	2,656.4	2,641.9
Term notes	5,914.2	5,588.7
Deferred taxes and other liabilities	911.6	909.2

Total Financial Services Liabilities	9,877.9	9,524.3

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 354.9 million and 355.2 million shares	354.9	355.2
Additional paid-in capital	140.2	156.7
Treasury stock, at cost - nil and .7 million shares		(42.7)
Retained earnings	7,533.1	6,863.8
Accumulated other comprehensive loss	(809.6)	(579.8)

Total Stockholders’ Equity	7,218.6	6,753.2

	$21,415.3	$20,618.8

*	The December 31, 2014 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Six Months Ended June 30
	2015	2014
OPERATING ACTIVITIES:
Net income	$825.6	$593.1
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	146.2	133.0
Equipment on operating leases and other	302.2	314.5
Provision for losses on financial services receivables	6.3	7.7
Other, net	(45.0)	(33.0)
Pension contributions	(55.7)	(8.3)
Change in operating assets and liabilities:
Trade and other receivables	(216.0)	(206.5)
Wholesale receivables on new trucks	(353.4)	64.8
Sales-type finance leases and dealer direct loans on new trucks	33.2	(6.3)
Inventories	1.5	(152.0)
Accounts payable and accrued expenses	481.3	122.4
Income taxes, warranty and other	60.9	11.4

Net Cash Provided by Operating Activities	1,187.1	840.8

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(1,455.9)	(1,471.4)
Collections on retail loans and direct financing leases	1,339.0	1,387.5
Net (increase) decrease in wholesale receivables on used equipment	(11.8)	4.6
Purchases of marketable securities	(711.0)	(619.1)
Proceeds from sales and maturities of marketable securities	516.6	549.3
Payments for property, plant and equipment	(99.4)	(158.0)
Acquisitions of equipment for operating leases	(733.3)	(533.9)
Proceeds from asset disposals	241.1	187.8

Net Cash Used in Investing Activities	(914.7)	(653.2)

FINANCING ACTIVITIES:
Payments of cash dividends	(510.5)	(467.8)
Proceeds from stock compensation transactions	12.7	13.3
Net increase in commercial paper and short-term bank loans	106.3	243.7
Proceeds from long-term debt	1,306.3	951.5
Payments of long-term debt	(909.5)	(1,306.4)

Net Cash Provided by (Used in) Financing Activities	5.3	(565.7)
Effect of exchange rate changes on cash	(52.2)	8.3

Net Increase (Decrease) in Cash and Cash Equivalents	225.5	(369.8)
Cash and cash equivalents at beginning of period	1,737.6	1,750.1

Cash and cash equivalents at end of period	$1,963.1	$1,380.3

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10-K for the year ended December 31, 2014.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Additional shares	1,022,200	1,154,100	1,022,000	1,129,400
Antidilutive options	551,100	655,800	583,400	661,700

New Accounting Pronouncements: In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory. This ASU applies to all inventories except for inventory measured using last-in, first-out (LIFO) or the retail inventory method. This ASU requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual periods beginning after December 15, 2016, and early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU eliminates the requirement to include investments in the fair value hierarchy for which fair value is measured using the net asset value per share practical expedient under Topic 820. This ASU is effective for annual periods beginning after December 15, 2015, and early adoption is permitted. This ASU will not affect the Company’s consolidated financial statements but will result in changes to footnote disclosures.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU requires the Company to account for cloud arrangement costs as an acquisition of software if the arrangement includes a software license; otherwise the arrangement should be accounted for as a service contract. This ASU is effective for annual periods and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this ASU by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but no sooner than the original effective date of annual and interim periods beginning after December 15, 2016. The amendment may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the transition alternatives and impact on the Company’s consolidated financial statements.

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

Marketable debt securities at June 30, 2015 and December 31, 2014 consisted of the following:

At June 30, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$495.6	$1.0	$.3	$496.3
U.S. corporate securities	74.5	.2	.1	74.6
U.S. government and agency securities	8.1	.1		8.2
Non-U.S. corporate securities	551.8	2.6	.5	553.9
Non-U.S. government securities	178.5	1.4	.1	179.8
Other debt securities	84.1	.4		84.5

	$1,392.6	$5.7	$1.0	$1,397.3

At December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$362.9	$.8	$.3	$363.4
U.S. corporate securities	80.9	.6		81.5
U.S. government and agency securities	8.0			8.0
Non-U.S. corporate securities	528.1	3.9		532.0
Non-U.S. government securities	192.1	2.0		194.1
Other debt securities	92.8	.3	.1	93.0

	$1,264.8	$7.6	$.4	$1,272.0

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $1.2 and $.6 for the six months ended June 30, 2015 and 2014, respectively, and gross realized losses were $.1 for both six month periods ended June 30, 2015 and 2014.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	June 30, 2015		December 31, 2014
	Less than Twelve Months	Twelve Months or Greater	Less than Twelve Months	Twelve Months or Greater
Fair value	$409.0		$249.6
Unrealized losses	1.0		.4

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Contractual maturities on marketable debt securities at June 30, 2015 were as follows:

Maturities:	Amortized Cost	Fair Value
Within one year	$394.1	$394.8
One to five years	998.3	1,002.3
Six to ten years	.2	.2

	$1,392.6	$1,397.3

NOTE C - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last-in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	June 30 2015	December 31 2014
Finished products	$478.1	$512.3
Work in process and raw materials	585.1	587.7

	1,063.2	1,100.0
Less LIFO reserve	(175.0)	(174.3)

	$888.2	$925.7

Under the LIFO method of accounting (used for approximately 48% of June 30, 2015 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE D - Finance and Other Receivables

Finance and other receivables include the following:

	June 30 2015	December 31 2014
Loans	$3,960.9	$3,968.5
Direct financing leases	2,722.6	2,752.8
Sales-type finance leases	933.8	972.8
Dealer wholesale financing	2,055.9	1,755.8
Operating lease receivables and other	131.2	99.5
Unearned interest: Finance leases	(371.0)	(384.8)

	$9,433.4	$9,164.6
Less allowance for losses:
Loans and leases	(102.7)	(105.5)
Dealer wholesale financing	(8.7)	(9.0)
Operating lease receivables and other	(8.9)	(7.5)

	$9,313.1	$9,042.6

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at June 30, 2015 or December 31, 2014. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately eight months in 2015 and five months in 2014 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at June 30, 2015 and December 31, 2014.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The allowance for credit losses is summarized as follows:

	2015
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$9.0	$11.9	$93.6	$7.5	$122.0
Provision for losses	.2	(.5)	5.2	1.4	6.3
Charge-offs			(5.2)	(.9)	(6.1)
Recoveries			1.5	.2	1.7
Currency translation and other	(.5)	(.1)	(3.7)	.7	(3.6)

Balance at June 30	$8.7	$11.3	$91.4	$8.9	$120.3

	2014
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$10.4	$13.4	$97.5	$8.0	$129.3
Provision for losses	(.2)	(.5)	7.3	1.1	7.7
Charge-offs			(7.6)	(1.7)	(9.3)
Recoveries			2.6	.3	2.9
Currency translation and other			.5		.5

Balance at June 30	$10.2	$12.9	$100.3	$7.7	$131.1

*	Operating leases and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	Dealer		Customer
At June 30, 2015	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$4.3		$47.4	$51.7
Allowance for impaired finance receivables determined individually	.6		4.2	4.8
Recorded investment for finance receivables evaluated collectively	2,051.6	$1,560.9	5,638.0	9,250.5
Allowance for finance receivables determined collectively	8.1	11.3	87.2	106.6

	Dealer		Customer
At December 31, 2014	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$4.9		$43.7	$48.6
Allowance for impaired finance receivables determined individually	.5		4.6	5.1
Recorded investment for finance receivables evaluated collectively	1,750.9	$1,606.5	5,659.1	9,016.5
Allowance for finance receivables determined collectively	8.5	11.9	89.0	109.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The recorded investment for finance receivables that are on non-accrual status is as follows:

	June 30 2015	December 31 2014
Dealer:
Wholesale	$4.3	$4.9
Customer retail:
Fleet	35.6	34.4
Owner/operator	8.6	8.9

	$48.5	$48.2

Impaired Loans

Impaired loans with no specific reserves were $11.9 and $16.7 at June 30, 2015 and December 31, 2014, respectively. Impaired loans with a specific reserve are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of June 30, 2015 and December 31, 2014 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
At June 30, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve	$4.3		$14.9	$2.2	$21.4
Associated allowance	(.6)		(1.8)	(.4)	(2.8)

Net carrying amount of impaired loans	$3.7		$13.1	$1.8	$18.6

Average recorded investment*	$7.2		$24.4	$2.5	$34.1

* Represents the average during the 12 months ended June 30, 2015.

	Dealer		Customer Retail
At December 31, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve	$.5		$12.7	$2.6	$15.8
Associated allowance	(.5)		(1.5)	(.5)	(2.5)

Net carrying amount of impaired loans			$11.2	$2.1	$13.3

Average recorded investment*	$7.1		$24.3	$3.6	$35.0

*	Represents the average during the 12 months ended June 30, 2014.

During the period the loans above were considered impaired, interest income recognized on a cash basis is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Interest income recognized:
Dealer wholesale				$.1
Customer retail - fleet	$.3	$.3	$.6	.6
Customer retail - owner/operator	.1	.1	.2	.2

	$.4	$.4	$.8	$.9

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

	Dealer		Customer Retail
At June 30, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$2,017.7	$1,560.9	$4,512.6	$1,090.7	$9,181.9
Watch	33.9		26.0	8.7	68.6
At-risk	4.3		38.8	8.6	51.7

	$2,055.9	$1,560.9	$4,577.4	$1,108.0	$9,302.2

	Dealer		Customer Retail
At December 31, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$1,739.5	$1,606.4	$4,430.9	$1,193.9	$8,970.7
Watch	11.4	.1	21.8	12.5	45.8
At-risk	4.9		34.8	8.9	48.6

	$1,755.8	$1,606.5	$4,487.5	$1,215.3	$9,065.1

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
At June 30, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$2,051.1	$1,560.9	$4,543.2	$1,095.8	$9,251.0
31 – 60 days past due	1.3		10.8	5.4	17.5
Greater than 60 days past due	3.5		23.4	6.8	33.7

	$2,055.9	$1,560.9	$4,577.4	$1,108.0	$9,302.2

	Dealer		Customer Retail
At December 31, 2014	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$1,752.9	$1,606.5	$4,464.4	$1,200.0	$9,023.8
31 – 60 days past due	.6		10.6	6.9	18.1
Greater than 60 days past due	2.3		12.5	8.4	23.2

	$1,755.8	$1,606.5	$4,487.5	$1,215.3	$9,065.1

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Troubled Debt Restructurings

The balance of TDRs was $34.2 and $36.0 at June 30, 2015 and December 31, 2014, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$2.4	$2.4	$6.3	$6.2
Owner/operator	1.5	1.5	2.4	2.4

	$3.9	$3.9	$8.7	$8.6

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$.5	$.5	$5.4	$5.4
Owner/operator	.3	.3	1.3	1.3

	$.8	$.8	$6.7	$6.7

The effect on the allowance for credit losses from such modifications was not significant at June 30, 2015 and 2014.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the period by portfolio class are as follows:

Six Months Ended June 30,	2015	2014
Fleet		$.3
Owner/operator	$.5	.6

	$.5	$.9

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at June 30, 2015 and 2014.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating lease. The Company records the vehicles as used truck inventory included in Financial Services other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at June 30, 2015 and December 31, 2014 was $7.0 and $19.0, respectively. Proceeds from the sales of repossessed assets were $31.8 and $32.1 for the six months ended June 30, 2015 and 2014, respectively. These amounts are included in proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expense on the Consolidated Statements of Comprehensive Income.

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

Changes in product support liabilities are summarized as follows:

	2015	2014
Balance at January 1	$772.8	$630.5
Cost accruals and revenue deferrals	317.8	322.2
Payments and revenue recognized	(236.9)	(228.9)
Currency translation	(20.9)	2.4

Balance at June 30	$832.8	$726.2

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE F - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net income	$447.2	$319.2	$825.6	$593.1
Other comprehensive income (OCI):
Unrealized gains (losses) on derivative contracts	3.2	(1.3)	3.0	.4
Tax effect	(1.0)	.8	(.6)	.2

	2.2	(.5)	2.4	.6

Unrealized (losses) gains on marketable debt securities	(3.0)	2.5	(2.5)	3.7
Tax effect	.9	(.8)	.7	(1.0)

	(2.1)	1.7	(1.8)	2.7

Pension plans	2.0	1.1	23.7	7.5
Tax effect	(1.3)	(.5)	(8.1)	(2.6)

	.7	.6	15.6	4.9

Foreign currency translation gains (losses)	106.9	47.7	(246.0)	46.6

Net other comprehensive income (loss)	107.7	49.5	(229.8)	54.8

Comprehensive income	$554.9	$368.7	$595.8	$647.9

Accumulated Other Comprehensive Loss

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets, consisted of the following:

Three Months Ended June 30, 2015	Derivative Contracts	Marketable Debt Securities	Pension Plans	Foreign Currency Translation	Total
Balance at March 31, 2015	$(13.3)	$5.6	$(418.2)	$(491.4)	$(917.3)
Recorded into AOCI	(16.4)	(1.9)	(6.3)	106.9	82.3
Reclassified out of AOCI	18.6	(.2)	7.0		25.4

Net other comprehensive income (loss)	2.2	(2.1)	.7	106.9	107.7

Balance at June 30, 2015	$(11.1)	$3.5	$(417.5)	$(384.5)	$(809.6)

Three Months Ended June 30, 2014	Derivative Contracts	Marketable Debt Securities	Pension Plans	Foreign Currency Translation	Total
Balance at March 31, 2014	$(14.0)	$2.7	$(257.9)	$283.2	$14.0
Recorded into AOCI	(28.8)	2.1	(3.2)	47.7	17.8
Reclassified out of AOCI	28.3	(.4)	3.8		31.7

Net other comprehensive (loss) income	(.5)	1.7	.6	47.7	49.5

Balance at June 30, 2014	$(14.5)	$4.4	$(257.3)	$330.9	$63.5

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Six Months Ended June 30, 2015	Derivative Contracts	Marketable Debt Securities	Pension Plans	Foreign Currency Translation	Total
Balance at December 31, 2014	$(13.5)	$5.3	$(433.1)	$(138.5)	$(579.8)
Recorded into AOCI	4.9	(1.0)	1.8	(246.0)	(240.3)
Reclassified out of AOCI	(2.5)	(.8)	13.8		10.5

Net other comprehensive income (loss)	2.4	(1.8)	15.6	(246.0)	(229.8)

Balance at June 30, 2015	$(11.1)	$3.5	$(417.5)	$(384.5)	$(809.6)

Six Months Ended June 30, 2014	Derivative Contracts	Marketable Debt Securities	Pension Plans	Foreign Currency Translation	Total
Balance at December 31, 2013	$(15.1)	$1.7	$(262.2)	$284.3	$8.7
Recorded into AOCI	(22.7)	2.8	(2.6)	46.6	24.1
Reclassified out of AOCI	23.3	(.1)	7.5		30.7

Net other comprehensive income	.6	2.7	4.9	46.6	54.8

Balance at June 30, 2014	$(14.5)	$4.4	$(257.3)	$330.9	$63.5

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the three months ended June 30, 2015 and 2014 are as follows:

AOCI Components	Line Item in the Consolidated Statements of Comprehensive Income	Three Months Ended June 30
		2015	2014
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$.3
	Cost of sales and revenues	.2	$1.7
	Interest and other expense (income), net	.2	.2

Financial Services
Interest-rate contracts	Interest and other borrowing expenses	25.4	38.5

	Pre-tax expense increase	26.1	40.4
	Tax benefit	(7.5)	(12.1)

	After-tax expense increase	18.6	28.3

Unrealized (gains) and losses on marketable debt securities:
Marketable debt securities	Investment income	(.3)	(.6)
	Tax expense	.1	.2

	After-tax income increase	(.2)	(.4)

Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues	5.8	2.9
	Selling, general and administrative	4.2	2.1

		10.0	5.0
Prior service costs	Cost of sales and revenues	.3	.3

Financial Services
Actuarial loss	Selling, general and administrative	.5	.3

	Pre-tax expense increase	10.8	5.6
	Tax benefit	(3.8)	(1.8)

	After-tax expense increase	7.0	3.8

Total reclassifications out of AOCI		$25.4	$31.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the six months ended June 30, 2015 and 2014 are as follows:

AOCI Components	Line Item in the Consolidated Statements of Comprehensive Income	Six Months Ended June 30
		2015	2014
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$.3
	Cost of sales and revenues	3.4	$1.8
	Interest and other expense (income), net	(1.7)	.1

Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(7.8)	31.6

	Pre-tax expense (reduction) increase	(5.8)	33.5
	Tax expense (benefit)	3.3	(10.2)

	After-tax expense (reduction) increase	(2.5)	23.3

Unrealized (gains) and losses on marketable debt securities:
Marketable debt securities	Investment income	(1.1)	(.2)
	Tax expense	.3	.1

	After-tax income increase	(.8)	(.1)

Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues	11.2	5.6
	Selling, general and administrative	8.5	4.3

		19.7	9.9
Prior service costs	Cost of sales and revenues	.5	.5
	Selling, general and administrative	.1	.1

		.6	.6

Financial Services
Actuarial loss	Selling, general and administrative	.9	.6

	Pre-tax expense increase	21.2	11.1
	Tax benefit	(7.4)	(3.6)

	After-tax expense increase	13.8	7.5

Total reclassifications out of AOCI		$10.5	$30.7

Stock Compensation Plans

Stock-based compensation expense was $2.3 and $10.1 for the three and six months ended June 30, 2015, respectively, and $2.9 and $10.4 for the three and six months ended June 30, 2014, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $1.0 and $2.2 for the three and six months ended June 30, 2015, respectively, and $.2 and $1.5 for the three and six months ended June 30, 2014, respectively, and have been classified as a financing cash flow.

During the first half of 2015, the Company issued 443,964 common shares under deferred and stock compensation arrangements. In addition, the Company retired 731,355 treasury shares.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE G - Income Taxes

The effective income tax rate in the second quarter of 2015 of 31.4% decreased from 33.6% in the same period of 2014, and the effective income tax rate in the first half of 2015 of 32.0% decreased from 33.2% in the same period of 2014. The decreases in the effective tax rates for the second quarter and first half were primarily due to the mix of income generated in jurisdictions with lower tax rates in 2015 as compared to 2014.

NOTE H - Segment Information

PACCAR operates in three principal segments: Truck, Parts and Financial Services.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net sales and revenues:
Truck	$4,228.4	$3,679.4	$8,209.2	$7,168.0
Less intersegment	(245.0)	(224.4)	(456.7)	(383.8)

External customers	3,983.4	3,455.0	7,752.5	6,784.2

Parts	788.4	790.1	1,552.8	1,527.3
Less intersegment	(11.9)	(12.1)	(23.6)	(22.7)

External customers	776.5	778.0	1,529.2	1,504.6

Other	26.2	34.0	52.4	64.4

	4,786.1	4,267.0	9,334.1	8,353.2
Financial Services	293.8	302.6	578.5	596.3

	$5,079.9	$4,569.6	$9,912.6	$8,949.5

Income (loss) before income taxes:
Truck	$420.1	$259.6	$759.2	$471.9
Parts	145.7	126.7	284.6	238.8
Other	(9.7)	(2.5)	(20.1)	(11.7)

	556.1	383.8	1,023.7	699.0
Financial Services	90.8	91.7	179.8	177.2
Investment income	5.3	5.5	10.4	11.3

	$652.2	$481.0	$1,213.9	$887.5

Depreciation and amortization:
Truck	$101.9	$100.5	$198.9	$200.2
Parts	1.6	1.3	3.1	2.7
Other	3.5	2.7	7.1	5.3

	107.0	104.5	209.1	208.2
Financial Services	120.3	123.2	239.3	239.3

	$227.3	$227.7	$448.4	$447.5

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

NOTE I - Derivative Financial Instruments

As part of its risk management strategy, the Company enters into derivative contracts to hedge against interest rates and foreign currency risk. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. All of the Company’s interest-rate and certain foreign exchange contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company had no material exposures to default at June 30, 2015.

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

At June 30, 2015, the notional amount of the Company’s interest-rate contracts was $3,695.1. Notional maturities for all interest-rate contracts are $485.7 for the remainder of 2015, $1,313.1 for 2016, $653.5 for 2017, $1,013.6 for 2018, $83.4 for 2019 and $145.8 thereafter. The majority of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At June 30, 2015, the notional amount of the outstanding foreign-exchange contracts was $289.5. Foreign-exchange contracts mature within one year.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$129.4		$82.7
Deferred taxes and other liabilities		$71.0		$45.7
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	1.4		1.2
Accounts payable, accrued expenses and other		2.7		1.9

Total	$130.8	$73.7	$83.9	$47.6

Economic hedges:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.2		$1.9
Accounts payable, accrued expenses and other		$1.6		$.9
Financial Services:
Other assets	.8		3.4
Deferred taxes and other liabilities		.1

Total	$1.0	$1.7	$5.3	$.9

Gross amounts recognized in Balance Sheet	$131.8	$75.4	$89.2	$48.5
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(.2)	(.2)	(.9)	(.9)
Financial Services:
Interest-rate contracts	(4.5)	(4.5)	(3.9)	(3.9)

Pro forma net amount	$127.1	$70.7	$84.4	$43.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Interest-rate swaps	$.3	$(.6)	$(1.1)	$(.5)
Term notes	(.5)	(.1)	.6	(1.2)

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

Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. Net realized gains and losses from interest-rate contracts are recognized as an adjustment to interest expense. Net realized gains and losses from foreign-exchange contracts are recognized as an adjustment to the line item in the Consolidated Statements of Comprehensive Income consistent with the hedged transaction. The Company recognized losses on the ineffective portions of nil and $.3 for the second quarter of 2015 and 2014, respectively, and losses of nil and $.3 for the first six months of 2015 and 2014, respectively.

The following table presents the pre-tax effects of derivative instruments recognized in OCI:

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Interest-	Foreign-	Interest-	Foreign-
	Rate	Exchange	Rate	Exchange
	Contracts	Contracts	Contracts	Contracts
(Loss) gain recognized in OCI:
Truck, Parts and Other		$(3.0)		$(3.0)
Financial Services	$(19.9)		$11.8

Total	$(19.9)	$(3.0)	$11.8	$(3.0)

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Interest-	Foreign-	Interest-	Foreign-
	Rate	Exchange	Rate	Exchange
	Contracts	Contracts	Contracts	Contracts
Loss recognized in OCI:
Truck, Parts and Other		$(3.0)		$(2.8)
Financial Services	$(38.7)		$(30.3)

Total	$(38.7)	$(3.0)	$(30.3)	$(2.8)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Expense (income) reclassified out of AOCI into the Consolidated Statements of Comprehensive Income as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Interest-	Foreign-	Interest-	Foreign-
	Rate	Exchange	Rate	Exchange
	Contracts	Contracts	Contracts	Contracts
Truck, Parts and Other:
Net sales and revenues		$.3		$.3
Cost of sales and revenues		.2		3.4
Interest and other expense (income), net		.2		(1.7)
Financial Services:
Interest and other borrowing expenses	$25.4		$(7.8)

Total	$25.4	$.7	$(7.8)	$2.0

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Interest-	Foreign-	Interest-	Foreign-
	Rate	Exchange	Rate	Exchange
	Contracts	Contracts	Contracts	Contracts
Truck, Parts and Other:
Cost of sales and revenues		$1.7		$1.8
Interest and other expense (income), net		.2		.1
Financial Services:
Interest and other borrowing expenses	$38.5		$31.6

Total	$38.5	$1.9	$31.6	$1.9

The amount of loss recorded in AOCI at June 30, 2015 that is estimated to be recognized in the Consolidated Statements of Comprehensive Income in the following 12 months if interest rates and exchange rates remain unchanged is approximately $11.4, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The expense (income) recognized in earnings related to economic hedges is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Interest-	Foreign-	Interest-	Foreign-
	Rate	Exchange	Rate	Exchange
	Contracts	Contracts	Contracts	Contracts
Truck, Parts and Other:
Cost of sales and revenues		$(.3)		$(2.0)
Interest and other expense (income), net		(.5)		1.6
Financial Services:
Interest and other borrowing expenses		(3.3)		(17.8)
Selling, general and administrative		(.4)		(.6)

Total		$(4.5)		$(18.8)

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Interest-	Foreign-	Interest-	Foreign-
	Rate	Exchange	Rate	Exchange
	Contracts	Contracts	Contracts	Contracts
Truck, Parts and Other:
Cost of sales and revenues		$(.4)		$(.2)
Interest and other expense (income), net		1.2		.3
Financial Services:
Interest and other borrowing expenses	$.3	4.3	$.3	4.8

Total	$.3	$5.1	$.3	$4.9

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2015. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At June 30, 2015	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$496.3	$496.3
U.S. corporate securities		74.6	74.6
U.S. government and agency securities	$7.7	.5	8.2
Non-U.S. corporate securities		553.9	553.9
Non-U.S. government securities		179.8	179.8
Other debt securities		84.5	84.5

Total marketable debt securities	$7.7	$1,389.6	$1,397.3

Derivatives
Cross currency swaps		$126.1	$126.1
Interest-rate swaps		3.3	3.3
Foreign-exchange contracts		2.4	2.4

Total derivative assets		$131.8	$131.8

Liabilities:
Derivatives
Cross currency swaps		$59.2	$59.2
Interest-rate swaps		11.8	11.8
Foreign-exchange contracts		4.4	4.4

Total derivative liabilities		$75.4	$75.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2014	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$363.4	$363.4
U.S. corporate securities		81.5	81.5
U.S. government and agency securities	$7.7	.3	8.0
Non-U.S. corporate securities		532.0	532.0
Non-U.S. government securities		194.1	194.1
Other debt securities		93.0	93.0

Total marketable debt securities	$7.7	$1,264.3	$1,272.0

Derivatives
Cross currency swaps		$81.7	$81.7
Interest-rate swaps		1.0	1.0
Foreign-exchange contracts		6.5	6.5

Total derivative assets		$89.2	$89.2

Liabilities:
Derivatives
Cross currency swaps		$31.1	$31.1
Interest-rate swaps		14.6	14.6
Foreign-exchange contracts		2.8	2.8

Total derivative liabilities		$48.5	$48.5

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Financial Services fixed rate loans	$3,591.9	$3,648.1	$3,627.5	$3,683.3

Liabilities:
Financial Services fixed rate debt	4,249.7	4,274.2	3,713.4	3,737.7

NOTE K - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Service cost	$24.2	$17.0	$45.8	$34.0
Interest on projected benefit obligation	23.3	23.1	46.2	46.1
Expected return on assets	(35.7)	(32.2)	(70.5)	(64.2)
Amortization of prior service costs	.3	.3	.6	.6
Recognized actuarial loss	10.5	5.2	20.6	10.4

Net pension expense	$22.6	$13.4	$42.7	$26.9

During the three and six months ended June 30, 2015, the Company contributed $53.0 and $55.7 to its pension plans, respectively, and $4.1 and $8.3 for the three and six months ended June 30, 2014, respectively.

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

Consolidated net sales and revenues in the second quarter of 2015 increased to $5.08 billion from $4.57 billion in the second quarter of 2014. In the first six months of 2015, net sales and revenues increased to a record $9.91 billion from $8.95 billion in the same period of 2014. The Company’s worldwide truck net sales and revenues in the second quarter of 2015 increased to $3.98 billion from $3.46 billion in the second quarter of 2014. In the first six months of 2015, truck net sales increased to a record $7.75 billion from $6.78 billion in the same period of 2014. Increases in truck sales were primarily due to stronger industry truck sales in the U.S. and Europe, partially offset by the effects of translating weaker foreign currencies, primarily the euro, to the U.S. dollar. The Company’s worldwide parts net sales and revenues were $776.5 million in the second quarter of 2015 compared to $778.0 million in the second quarter of 2014. In the first six months of 2015, worldwide parts net sales and revenues increased to a record $1.53 billion from $1.50 billion in the same period of 2014. Parts sales benefited from higher freight demand in North America and Europe, higher fleet utilization and growth in the size of the North American truck parc, offset by currency translation effects. Financial Services revenues were $293.8 million in the second quarter of 2015 compared to $302.6 million in the second quarter of 2014. In the first six months of 2015, Financial Services revenues were $578.5 million compared to $596.3 million in the same period in 2014. The decrease in Financial Services revenues in both periods was primarily due to currency translation effects and lower market interest rates, partially offset by higher average earning assets.

Second quarter 2015 net income increased to a record $447.2 million ($1.26 per diluted share) from $319.2 million ($.90 per diluted share) in the second quarter of 2014. For the first six months of 2015, net income improved to a record $825.6 million ($2.32 per diluted share) from $593.1 million ($1.67 per diluted share) in the first six months of 2014. The results reflect increased truck sales in the U.S. and Europe and strong aftermarket parts and financial services results. The U.S. truck market is benefiting from record freight demand and expansion of industry fleet capacity.

In the second quarter and first half of 2015, the Company’s R&D expenses were $59.3 million and $115.5 million compared to $49.9 million and $102.6 million in the second quarter and first half of 2014. R&D is focused on powertrain and new vehicle development.

Kenworth and Peterbilt launched new vehicle technologies that provide customers real-time diagnostic information to enhance their vehicle operating performance. Kenworth TruckTech+ and Peterbilt SmartLinq diagnostic systems are in production on new Class 8 trucks equipped with the PACCAR MX-13 engine.

Truck and Parts Outlook

Class 8 truck industry retail sales in the U.S. and Canada in 2015 are expected to be 270,000 to 290,000 units compared to 249,400 units in 2014 driven by economic growth, strong freight demand and expansion of truck industry fleet capacity. In Europe, the 2015 truck industry registrations for over 16-tonne vehicles are expected to be 240,000 to 260,000 units, compared to 226,900 truck registrations in 2014. In South America, heavy-duty truck industry sales are estimated to be in a range of 70,000 to 80,000 units in 2015, compared to 129,000 units in 2014.

PACCAR Inc – Form 10-Q

In 2015, PACCAR Parts sales are expected to grow 6-9% in North America, reflecting steady economic growth and high fleet utilization. PACCAR Parts deliveries are expected to increase 4-7% in Europe, reflecting good freight markets and PACCAR Parts’ innovative customer service programs. The U.S. dollar value of sales in Europe may continue to be affected by recent declines in the value of the euro relative to the U.S. dollar.

Capital investments in 2015 are expected to be $325 to $375 million, focused on enhanced powertrain development and increased operating efficiency for the Company’s factories and distribution centers. R&D in 2015 is expected to be $225 to $250 million focused on developing new products and services.

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

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions, except per share amounts)	2015	2014	2015	2014
Net sales and revenues:
Truck	$3,983.4	$3,455.0	$7,752.5	$6,784.2
Parts	776.5	778.0	1,529.2	1,504.6
Other	26.2	34.0	52.4	64.4

Truck, Parts and Other	4,786.1	4,267.0	9,334.1	8,353.2
Financial Services	293.8	302.6	578.5	596.3

	$5,079.9	$4,569.6	$9,912.6	$8,949.5

Income (loss) before taxes:
Truck	$420.1	$259.6	$759.2	$471.9
Parts	145.7	126.7	284.6	238.8
Other	(9.7)	(2.5)	(20.1)	(11.7)

Truck, Parts and Other	556.1	383.8	1,023.7	699.0
Financial Services	90.8	91.7	179.8	177.2
Investment income	5.3	5.5	10.4	11.3
Income taxes	(205.0)	(161.8)	(388.3)	(294.4)

Net income	$447.2	$319.2	$825.6	$593.1

Diluted earnings per share	$1.26	$.90	$2.32	$1.67

Return on revenues	8.8%	7.0%	8.3%	6.6%

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

PACCAR Inc – Form 10-Q

2015 Compared to 2014:

Truck

The Company’s Truck segment accounted for 78% of revenues in the second quarter and first six months of 2015 compared to 76% in the second quarter and first six months of 2014.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2015	2014	% Change	2015	2014	% Change
Truck net sales and revenues:
U.S. and Canada	$2,821.6	$2,123.2	33	$5,447.5	$4,082.3	33
Europe	804.7	857.7	(6)	1,577.2	1,820.3	(13)
Mexico, South America, Australia and other	357.1	474.1	(25)	727.8	881.6	(17)

	$3,983.4	$3,455.0	15	$7,752.5	$6,784.2	14

Truck income before income taxes	$420.1	$259.6	62	$759.2	$471.9	61

Pre-tax return on revenues	10.5%	7.5%		9.8%	7.0%

The Company’s worldwide truck net sales and revenues in the second quarter and first half of 2015 increased to $3.98 billion and $7.75 billion, respectively, from $3.46 billion and $6.78 billion in the same periods in 2014, respectively, primarily due to higher truck deliveries in the U.S. and Europe. These were partially offset by the effects of translating weaker foreign currencies to the U.S. dollar, primarily the euro, which reduced second quarter and first half of 2015 worldwide truck net sales and revenues by $261.8 million and $493.5 million, respectively.

For the second quarter and first half of 2015, Truck segment income before income taxes and pre-tax return on revenues reflect higher truck unit deliveries and improved gross margins in the U.S. and Europe. The effects on income before income taxes of translating weaker foreign currencies to the U.S. dollar, primarily the euro, were largely offset by lower costs of North America MX engine components imported from Europe.

The Company’s new truck deliveries are summarized below:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2015	2014	% Change	2015	2014	% Change
U.S. and Canada	26,800	20,500	31	51,200	39,100	31
Europe	11,200	8,900	26	21,300	18,200	17
Mexico, South America, Australia and other	3,600	4,300	(16)	7,400	8,200	(10)

Total units	41,600	33,700	23	79,900	65,500	22

PACCAR Inc – Form 10-Q

In the first six months of 2015, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 138,100 units from 113,600 units in the same period of 2014. The Company’s heavy-duty truck retail market share was 27.7% in the first half of 2015 compared to 27.3% in the first half of 2014. The medium-duty market was 41,300 units in the first half of 2015 compared to 36,000 units in the same period of 2014. The Company’s medium-duty market share was 15.3% in the first six months of 2015 compared to 15.2% in the first six months of 2014.

The over 16-tonne truck market in Western and Central Europe in the first six months of 2015 was 130,700 units compared to 108,800 units in the first six months of 2014. The Company’s market share was 14.8% in the first six months of 2015 compared to 12.6% in the same period of 2014. The 6 to 16-tonne market in the first six months of 2015 was 22,400 units compared to 22,500 units in the first six months of 2014. DAF market share in the 6 to 16-tonne market in the first six months of 2015 was 9.1% compared to 7.7% in the same period of 2014.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended June 30, 2015 and 2014 for the Truck segment are as follows:

	Net	Cost	Gross
($ in millions)	Sales	of Sales	Margin
Three Months Ended June 30, 2014	$3,455.0	$3,118.0	$337.0
Increase (decrease)
Truck delivery volume	768.5	611.8	156.7
Average truck sales prices	21.9		21.9
Average per truck material, labor and other direct costs		(38.8)	38.8
Factory overhead and other indirect costs		24.0	(24.0)
Operating leases	(.2)	.4	(.6)
Currency translation	(261.8)	(237.8)	(24.0)

Total increase	528.4	359.6	168.8

Three Months Ended June 30, 2015	$3,983.4	$3,477.6	$505.8

•	Higher truck unit deliveries in the U.S. and Canada and Europe increased sales ($845.1 million) and cost of sales ($675.6 million). This was partially offset by lower truck deliveries in Mexico and Australia which resulted in lower sales ($78.0 million) and cost of sales ($63.7 million).

•	Average truck sales prices increased sales by $21.9 million, primarily driven by improved price realization in Europe.

•	Average cost per truck decreased cost of sales by $38.8 million, primarily due to lower material costs, reflecting lower commodity prices and lower costs of North America MX engine components imported from Europe which benefited from the decline in the value of the euro.

•	Factory overhead and other indirect costs increased $24.0 million, primarily due to higher supplies and maintenance ($17.0 million) to support higher sales volume and higher depreciation expense ($2.4 million).

•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

•	Truck gross margin in the second quarter of 2015 of 12.7% increased from 9.8% in the same period in 2014 due to the factors noted above.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the six months ended June 30, 2015 and 2014 for the Truck segment are as follows:

	Net	Cost	Gross
($ in millions)	Sales	of Sales	Margin
Six Months Ended June 30, 2014	$6,784.2	$6,150.7	$633.5
Increase (decrease)
Truck delivery volume	1,427.9	1,158.7	269.2
Average truck sales prices	48.4		48.4
Average per truck material, labor and other direct costs		(59.2)	59.2
Factory overhead and other indirect costs		37.5	(37.5)
Operating leases	(14.5)	(13.3)	(1.2)
Currency translation	(493.5)	(453.6)	(39.9)

Total increase	968.3	670.1	298.2

Six Months Ended June 30, 2015	$7,752.5	$6,820.8	$931.7

•	Higher truck unit deliveries in the U.S. and Canada and Europe increased sales ($1,521.6 million) and cost of sales ($1,236.5 million). This was partially offset by lower truck deliveries in Mexico and Australia, which resulted in lower sales ($95.0 million) and cost of sales ($77.2 million).

•	Average truck sales prices increased sales by $48.4 million, driven by improved price realization in Europe and the U.S. and Canada.

•	Average cost per truck decreased cost of sales by $59.2 million, primarily due to lower material costs, reflecting lower commodity prices, and lower costs of North America MX engine components imported from Europe which benefited from the decline in the value of the euro.

•	Factory overhead and other indirect costs increased $37.5 million, primarily due to higher supplies and maintenance ($21.9 million) and salaries and related expenses ($9.4 million) to support higher sales volume and higher depreciation expense ($4.8 million).

•	Operating lease revenues and cost of sales decreased due to lower average asset balances.

•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

•	Truck gross margin in the first six months of 2015 of 12.0% increased from 9.3% in the same period in 2014 due to the factors noted above.

Truck SG&A expenses for the second quarter of 2015 decreased to $45.4 million from $50.1 million in the second quarter of 2014. In the first six months of 2015, Truck SG&A decreased to $91.2 million from $104.1 million in the first six months of 2014. The decrease for the second quarter was primarily due to currency translation effect ($5.9 million), mostly related to a decline in the value of the euro relative to the U.S. dollar, and the decrease for the first six months was due to currency translation impact ($10.3 million) and lower salaries and related expenses ($1.8 million).

As a percentage of sales, Truck SG&A decreased to 1.1% in the second quarter of 2015 compared to 1.5% in the same period of 2014. For the first six months of 2015, Truck SG&A as a percentage of sales decreased to 1.2% from 1.5% in the first six months of 2014, reflecting higher sales volume and ongoing cost controls.

PACCAR Inc – Form 10-Q

Parts

The Company’s Parts segment accounted for 15% of revenues in the second quarter and first six months of 2015 compared to 17% in the second quarter and first six months of 2014.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2015	2014	% Change	2015	2014	% Change
Parts net sales and revenues:
U.S. and Canada	$501.7	$464.4	8	$984.8	$888.4	11
Europe	191.4	220.6	(13)	386.4	438.8	(12)
Mexico, South America, Australia and other	83.4	93.0	(10)	158.0	177.4	(11)

	$776.5	$778.0		$1,529.2	$1,504.6	2

Parts income before income taxes	$145.7	$126.7	15	$284.6	$238.8	19

Pre-tax return on revenues	18.8%	16.3%		18.6%	15.9%

The Company’s worldwide parts net sales and revenues increased in the second quarter and first six months of 2015 primarily due to higher aftermarket demand in North America and Europe. This was partially offset by a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro, which reduced 2015 worldwide parts net sales and revenues by $56.2 million in the second quarter and $104.9 million in the first half.

The increase in Parts segment income before taxes and pre-tax return on revenues in the second quarter and first six months of 2015 was primarily due to higher sales and gross margins. This was partially offset by a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro, which reduced 2015 Parts segment income before income taxes by $11.6 million in the second quarter and $20.7 million in the first half.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended June 30, 2015 and 2014 for the Parts segment are as follows:

	Net	Cost	Gross
($ in millions)	Sales	of Sales	Margin
Three Months Ended June 30, 2014	$778.0	$575.8	$202.2
Increase (decrease)
Aftermarket parts volume	36.0	27.6	8.4
Average aftermarket parts sales prices	18.7		18.7
Average aftermarket parts direct costs		(6.6)	6.6
Warehouse and other indirect costs		2.4	(2.4)
Currency translation	(56.2)	(36.5)	(19.7)

Total (decrease) increase	(1.5)	(13.1)	11.6

Three Months Ended June 30, 2015	$776.5	$562.7	$213.8

•	Higher market demand, primarily in the U.S., Canada and Europe, resulted in increased aftermarket parts sales volume of $36.0 million and related cost of sales by $27.6 million.

•	Average aftermarket parts sales prices increased sales by $18.7 million reflecting improved price realization, primarily in Europe ($13.6 million) and in the U.S. and Canada ($4.9 million).

PACCAR Inc – Form 10-Q

•	Average aftermarket parts direct costs decreased $6.6 million due to lower material costs.

•	Warehouse and other indirect costs increased $2.4 million primarily due to additional costs to support higher sales volume.

•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

•	Parts gross margin in the second quarter of 2015 increased to 27.5% from 26.0% in the second quarter of 2014 due to the factors noted above.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the six months ended June 30, 2015 and 2014 for the Parts segment are as follows:

	Net	Cost	Gross
($ in millions)	Sales	of Sales	Margin
Six Months Ended June 30, 2014	$1,504.6	$1,114.9	$389.7
Increase (decrease)
Aftermarket parts volume	81.0	49.6	31.4
Average aftermarket parts sales prices	48.5		48.5
Average aftermarket parts direct costs		8.4	(8.4)
Warehouse and other indirect costs		4.4	(4.4)
Currency translation	(104.9)	(68.2)	(36.7)

Total increase (decrease)	24.6	(5.8)	30.4

Six Months Ended June 30, 2015	$1,529.2	$1,109.1	$420.1

•	Higher market demand, primarily in the U.S. and Canada and Europe, resulted in increased aftermarket parts sales volume of $81.0 million and related cost of sales by $49.6 million.

•	Average aftermarket parts sales prices increased sales by $48.5 million reflecting improved price realization, primarily in the U.S. and Canada ($28.4 million) and Europe ($21.6 million).

•	Average aftermarket parts direct costs increased $8.4 million due to higher material costs.

•	Warehouse and other indirect costs increased $4.4 million primarily due to additional costs to support higher sales volume.

•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

•	Parts gross margin in the first half of 2015 increased to 27.5% from 25.9% in the first half of 2014 due to the factors noted above.

Parts SG&A expenses for the second quarter of 2015 decreased to $48.8 million from $52.5 million in the second quarter of 2014. The decrease for the second quarter was primarily due to currency translation impact ($6.1 million), mostly related to a decline in the value of the euro relative to the U.S. dollar, partially offset by higher salaries and related expenses ($1.7 million). In the first six months of 2015, Parts SG&A decreased to $97.0 million from $104.3 million in the first six months of 2014. The decrease for the first six months was due to currency translation impact ($11.3 million), partially offset by higher salaries and related expenses ($5.9 million).

As a percentage of sales, Parts SG&A decreased to 6.3% in the second quarter of 2015 compared to 6.7% in the second quarter of 2014 primarily due to higher sales volume. For the first six months of 2015, Parts SG&A as a percentage of sales was 6.3%, down from 6.9% in the first six months of 2014, reflecting higher sales volume.

PACCAR Inc – Form 10-Q

Financial Services

The Company’s Financial Services segment accounted for 6% of revenues in the second quarter and first six months of 2015 compared to 7% in the second quarter and first six months of 2014.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2015	2014	% Change	2015	2014	% Change
New loan and lease volume:
U.S. and Canada	$782.3	$780.4		$1,342.9	$1,260.4	7
Europe	268.9	249.8	8	506.9	474.8	7
Mexico and Australia	148.9	170.8	(13)	304.4	329.1	(8)

	$1,200.1	$1,201.0		$2,154.2	$2,064.3	4
New loan and lease volume by product:
Loans and finance leases	$898.8	$903.4	(1)	$1,582.6	$1,614.3	(2)
Equipment on operating lease	301.3	297.6	1	571.6	450.0	27

	$1,200.1	$1,201.0		$2,154.2	$2,064.3	4
New loan and lease unit volume:
Loans and finance leases	9,000	8,500	6	15,800	15,300	3
Equipment on operating lease	2,900	2,700	7	5,500	4,200	31

	11,900	11,200	6	21,300	19,500	9
Average earning assets:
U.S. and Canada	$7,464.8	$6,650.8	12	$7,272.1	$6,588.6	10
Europe	2,433.8	2,787.8	(13)	2,444.6	2,761.7	(11)
Mexico and Australia	1,550.6	1,730.1	(10)	1,581.4	1,725.1	(8)

	$11,449.2	$11,168.7	3	$11,298.1	$11,075.4	2
Average earning assets by product:
Loans and finance leases	$7,236.0	$7,264.1		$7,213.7	$7,215.3
Dealer wholesale financing	1,748.2	1,469.5	19	1,655.7	1,452.2	14
Equipment on lease and other	2,465.0	2,435.1	1	2,428.7	2,407.9	1

	$11,449.2	$11,168.7	3	$11,298.1	$11,075.4	2
Revenues:
U.S. and Canada	$169.5	$159.2	6	$330.4	$312.6	6
Europe	68.7	81.2	(15)	136.8	161.3	(15)
Mexico and Australia	55.6	62.2	(11)	111.3	122.4	(9)

	$293.8	$302.6	(3)	$578.5	$596.3	(3)
Revenues by product:
Loans and finance leases	$96.7	$101.6	(5)	$194.3	$202.1	(4)
Dealer wholesale financing	14.4	13.1	10	27.7	25.5	9
Equipment on lease and other	182.7	187.9	(3)	356.5	368.7	(3)

	$293.8	$302.6	(3)	$578.5	$596.3	(3)

Income before income taxes	$90.8	$91.7	(1)	$179.8	$177.2	1

New loan and lease volume in the second quarter of 2015 of $1,200.1 million was comparable to $1,201.0 million in the second quarter of 2014. New loan and lease volume in the first six months of 2015 increased to $2,154.2 million from $2,064.3 million in the first six months of 2014, primarily driven by higher equipment on operating leases as a result of increased demand from fleet customers in the U.S. and Europe.

PACCAR Inc – Form 10-Q

In the second quarter of 2015, PFS’s finance share on new PACCAR truck sales was 26.0% compared to 30.4% in the second quarter of 2014 due to increased competition. In the first six months of 2015, finance market share on new PACCAR truck sales was 25.1% compared to 28.8% in the same period of 2014 due to increased competition.

In the second quarter of 2015, PFS revenue decreased to $293.8 million from $302.6 million in 2014, and in the first six months of 2015, PFS revenue decreased to $578.5 million from $596.3 million in 2014. The decrease for both periods was primarily due to a decline in the value of the euro relative to the U.S. dollar and lower yields, partially offset by higher average earning asset balances. The effects of currency exchange lowered PFS revenues by $18.6 million and $34.7 million for the second quarter and first six months of 2015, respectively.

Income before income taxes for the second quarter was $90.8 million in 2015 compared to $91.7 million for the second quarter of 2014. For the first six months of 2015, income before income taxes increased to $179.8 million from $177.2 million in 2014 reflecting higher average earning asset balances and lower borrowing rates, partially offset by the effects of currency translation and lower yields. The currency exchange impact lowered PFS income before income taxes by $4.1 million and $7.3 million for the second quarter and first six months of 2015, respectively.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the three months ended June 30, 2015 and 2014 are outlined below:

($ in millions)	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Three Months Ended June 30, 2014	$114.7	$33.7	$81.0
Increase (decrease)
Average finance receivables	11.2		11.2
Average debt balances		2.9	(2.9)
Yields	(4.6)		(4.6)
Borrowing rates		(3.6)	3.6
Currency translation	(10.2)	(3.4)	(6.8)

Total (decrease) increase	(3.6)	(4.1)	.5

Three Months Ended June 30, 2015	$111.1	$29.6	$81.5

•	Average finance receivables increased $887.6 million (excluding foreign exchange effects) in the second quarter of 2015 as a result of retail portfolio new business volume exceeding collections.

•	Average debt balances increased $806.9 million (excluding foreign exchange effects) in the second quarter of 2015. The higher average debt balances reflect funding for a higher average earning asset portfolio, including loans, finance leases and equipment on operating leases.

•	Lower market rates resulted in lower portfolio yields (5.1% in 2015 compared to 5.3% in 2014) and lower borrowing rates (1.5% in 2015 compared to 1.6% in 2014).

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

PACCAR Inc – Form 10-Q

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the six months ended June 30, 2015 and 2014 are outlined below:

($ in millions)	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Six Months Ended June 30, 2014	$227.6	$70.3	$157.3
Increase (decrease)
Average finance receivables	19.9		19.9
Average debt balances		4.5	(4.5)
Yields	(9.7)		(9.7)
Borrowing rates		(10.9)	10.9
Currency translation	(15.8)	(5.2)	(10.6)

Total (decrease) increase	(5.6)	(11.6)	6.0

Six Months Ended June 30, 2015	$222.0	$58.7	$163.3

•	Average finance receivables increased $793.2 million (excluding foreign exchange effects) in the first six months of 2015 as a result of retail portfolio new business volume exceeding collections.

•	Average debt balances increased $632.6 million (excluding foreign exchange effects) in the first six months of 2015. The higher average debt balances reflect funding for a higher average earning asset portfolio, including loans, finance leases and equipment on operating leases.

•	Lower market rates resulted in lower portfolio yields (5.1% in 2015 compared to 5.3% in 2014) and lower borrowing rates (1.4% in 2015 compared to 1.7% in 2014).

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

The following table summarizes operating lease, rental and other revenues and depreciation and other expense:

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2015	2014	2015	2014
Operating lease rental revenues	$173.7	$180.7	$342.1	$354.2
Used truck sales and other	9.0	7.2	14.4	14.5

Operating lease, rental and other revenues	$182.7	$187.9	$356.5	$368.7

Depreciation of operating lease equipment	$112.5	$117.0	$227.8	$231.8
Vehicle operating expenses	25.5	26.9	47.6	52.3
Cost of used truck sales and other	7.9	4.5	10.9	8.6

Depreciation and other expense	$145.9	$148.4	$286.3	$292.7

PACCAR Inc – Form 10-Q

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expense and lease margin between the three months ended June 30, 2015 and 2014 are outlined below:

($ in millions)	Operating Lease, Rental and Other Revenues	Depreciation and Other Expense	Lease Margin
Three Months Ended June 30, 2014	$187.9	$148.4	$39.5
Increase (decrease)
Used truck sales	2.3	3.6	(1.3)
Results on returned lease assets		.4	(.4)
Average operating lease assets	5.4	4.0	1.4
Revenue and cost per asset	1.0	1.2	(.2)
Currency translation and other	(13.9)	(11.7)	(2.2)

Total decrease	(5.2)	(2.5)	(2.7)

Three Months Ended June 30, 2015	$182.7	$145.9	$36.8

•	A higher volume of used truck sales increased operating lease, rental and other revenues by $2.3 million and increased depreciation and other expense by $3.6 million.

•	Average operating lease assets increased $199.4 million (excluding foreign exchange effects), which increased revenues by $5.4 million and related depreciation and other expense by $4.0 million.

•	Revenue per asset increased $1.0 million mainly due to higher rental rates in Europe and the U.S., partially offset by lower rental income in Mexico and lower fuel surcharges in the U.S. Cost per asset increased $1.2 million primarily due to higher depreciation costs in Europe, partially offset by lower fuel expense in the U.S.

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expense and lease margin between the six months ended June 30, 2015 and 2014 are outlined below:

($ in millions)	Operating Lease, Rental and Other Revenues	Depreciation and Other Expense	Lease Margin
Six Months Ended June 30, 2014	$368.7	$292.7	$76.0
Increase (decrease)
Used truck sales	1.0	2.7	(1.7)
Results on returned lease assets		2.6	(2.6)
Average operating lease assets	11.9	8.7	3.2
Revenue and cost per asset	(.1)	1.0	(1.1)
Currency translation and other	(25.0)	(21.4)	(3.6)

Total decrease	(12.2)	(6.4)	(5.8)

Six Months Ended June 30, 2015	$356.5	$286.3	$70.2

•	A higher volume of used truck sales increased operating lease, rental and other revenues by $1.0 million and increased depreciation and other expense by $2.7 million.

•	Average operating lease assets increased $177.8 million (excluding foreign exchange effects), which increased revenues by $11.9 million and related depreciation and other expense by $8.7 million.

PACCAR Inc – Form 10-Q

•	Revenue per asset decreased $.1 million due to lower rental income in Mexico and lower fuel surcharges in the U.S., partially offset by higher rental rates in Europe and the U.S. Cost per asset increased $1.0 million primarily due to higher depreciation and maintenance costs in Europe, partially offset by lower depreciation costs in Mexico and lower fuel expense in the U.S.

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

The following table summarizes the provision for losses on receivables and net charge-offs:

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
($ in millions)	Provision For Losses on Receivables	Net Charge-Offs	Provision For Losses on Receivables	Net Charge-Offs
U.S. and Canada	$2.7	$1.0	$3.3	$1.3
Europe	.1	.5	1.2	1.3
Mexico and Australia	.8	.8	1.8	1.8

	$3.6	$2.3	$6.3	$4.4

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
($ in millions)	Provision For Losses on Receivables	Net Charge-Offs	Provision For Losses on Receivables	Net Charge-Offs
U.S. and Canada	$1.4	$1.5	$2.9	$2.0
Europe	1.2	.9	3.4	3.1
Mexico and Australia	1.4	1.3	1.4	1.3

	$4.0	$3.7	$7.7	$6.4

The provision for losses on receivables was $3.6 million for the second quarter of 2015, a decrease of $.4 million compared to the second quarter of 2014, mainly due to improved portfolio performance in all markets, partially offset by a higher portfolio balance in the U.S. and Canada. For the first half of 2015, the provision for losses on receivables was $6.3 million, a decrease of $1.4 million compared to the same period in 2014 due to improved portfolio performance in all markets except Mexico, partially offset by a higher portfolio balance in the U.S. and Canada.

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

PACCAR Inc – Form 10-Q

The post-modification balance of accounts modified during the six months ended June 30, 2015 and 2014 are summarized below:

($ in millions) Six Months Ended June 30,	2015		2014
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$90.3	2.5%	$100.7	2.7%
Insignificant delay	32.9	.9%	47.7	1.3%
Credit - no concession	27.2	.8%	11.8	.3%
Credit - TDR	8.6	.2%	6.7	.2%

	$159.0	4.4%	$166.9	4.5%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first six months of 2015, total modification activity decreased compared to the same period of 2014 primarily due to lower modifications for commercial reasons and insignificant delays, partially offset by an increase in credit modifications. The decrease in commercial modifications primarily reflects lower volumes of refinancing. The decline in modifications for insignificant delay reflects a 2014 two-month extension granted to one large fleet customer in the U.S. Credit – no concession modifications increased primarily due to extensions granted to two customers in Australia.

The following table summarizes the Company’s 30+ days past due accounts:

	June 30 2015	December 31 2014	June 30 2014
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.3%	.1%	.2%
Europe	.8%	1.1%	.9%
Mexico and Australia	2.3%	2.0%	2.0%

Worldwide	.6%	.5%	.6%

Accounts 30+ days past due were .6% at June 30, 2015 and have increased slightly from .5% at December 31, 2014, primarily due to higher past due accounts in North America, partially offset by lower past dues in Europe. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $4.0 million of accounts worldwide during the second quarter of 2015, $4.0 million during the fourth quarter of 2014 and $4.3 million during the second quarter of 2014 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	June 30 2015	December 31 2014	June 30 2014
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.3%	.1%	.2%
Europe	.8%	1.2%	1.1%
Mexico and Australia	2.6%	2.3%	2.1%

Worldwide	.7%	.6%	.7%

PACCAR Inc – Form 10-Q

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at June 30, 2015, December 31, 2014 and June 30, 2014. The effect on the allowance for credit losses from such modifications was not significant at June 30, 2015, December 31, 2014 and June 30, 2014.

The Company’s annualized pre-tax return on average earning assets for Financial Services was 3.2% for both the second quarter and first six months of 2015 compared to 3.3% and 3.2% for the same periods in 2014.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expense. Other sales represented approximately 1% of consolidated net sales and revenues for both the second quarter and first half of 2015 and 2014. Other SG&A for the second quarter was $14.0 million in 2015 and $12.3 million in 2014, and for the first half, other SG&A was $29.5 million in 2015 compared to $27.8 million in 2014. The increase in SG&A for both periods was primarily due to higher salaries and related expenses. For the second quarter, other income (loss) before tax was a loss of $9.7 million in 2015 compared to a loss of $2.5 million in 2014. For the first six months, other income (loss) before tax was a loss of $20.1 million in 2015 compared to a loss of $11.7 million in 2014. The lower results in 2015 for both periods was primarily due to lower income before tax from the winch business.

Investment income for the second quarter was $5.3 million in 2015 compared to $5.5 million in 2014, and for the first six months, investment income was $10.4 million in 2015 compared to $11.3 million in 2014. The lower investment income in the second quarter and first six months of 2015 primarily reflects the translation effects of weaker foreign currencies to the U.S. dollar, primarily the euro and the Australian dollar, and lower yields on investments, partially offset by higher realized gains.

The effective income tax rate in the second quarter of 2015 of 31.4% decreased from 33.6% in the same period of 2014, and the effective income tax rate in the first half of 2015 of 32.0% decreased from 33.2% in the same period of 2014. The decreases for the second quarter and first half were primarily due to the mix of income generated in jurisdictions with lower tax rates in 2015 as compared to 2014.

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2015	2014	2015	2014
Domestic income before taxes	$466.4	$308.3	$873.5	$538.5
Foreign income before taxes	185.8	172.7	340.4	349.0

Total income before taxes	$652.2	$481.0	$1,213.9	$887.5

Domestic pre-tax return on revenues	14.3%	12.6%	14.1%	11.5%
Foreign pre-tax return on revenues	10.2%	8.1%	9.1%	8.2%

Total pre-tax return on revenues	12.8%	10.5%	12.2%	9.9%

For the second quarter and first half of 2015, the improvement in income before income taxes and return on revenues for domestic operations was due to higher revenues from truck and parts operations and higher truck and parts margins.

For the second quarter of 2015, the improvement in income before income taxes and return on revenues for foreign operations was primarily due to the higher revenue and margins from European truck and parts operations, which was partially offset by the translation effects of weaker foreign currencies to the U.S. dollar, primarily the euro. For the first half of 2015, the lower income before income taxes for foreign operations was primarily due to the translation effects of weaker foreign currencies to the U.S. dollar, primarily the euro.

PACCAR Inc – Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES:

	June 30	December 31
($ in millions)	2015	2014
Cash and cash equivalents	$1,963.1	$1,737.6
Marketable debt securities	1,397.3	1,272.0

	$3,360.4	$3,009.6

The Company’s total cash and marketable debt securities at June 30, 2015 increased $350.8 million from the balances at December 31, 2014, primarily due to an increase in cash and cash equivalents.

The change in cash and cash equivalents is summarized below:

($ in millions) Six Months Ended June 30,	2015	2014
Operating activities:
Net income	$825.6	$593.1
Net income items not affecting cash	409.7	422.2
Changes in operating assets and liabilities, net	(48.2)	(174.5)

Net cash provided by operating activities	1,187.1	840.8
Net cash used in investing activities	(914.7)	(653.2)
Net cash provided by (used in) financing activities	5.3	(565.7)
Effect of exchange rate changes on cash	(52.2)	8.3

Net increase (decrease) in cash and cash equivalents	225.5	(369.8)
Cash and cash equivalents at beginning of period	1,737.6	1,750.1

Cash and cash equivalents at end of period	$1,963.1	$1,380.3

Operating activities: Cash provided by operations of $1,187.1 million increased $346.3 million in the first half of 2015 from $840.8 million in 2014. Higher operating cash flow reflects higher net income of $232.5 million and a higher inflow of $358.9 million for purchases of goods and services in accounts payable and accrued expenses in excess of payments. In addition, higher operating cash flows reflects $153.5 million from inventory as there was $1.5 million in net inventory reductions in 2015 compared to $152.0 million in net inventory increases in 2014. These inflows were partially offset by $418.2 million from Financial Services segment wholesale receivables, whereby originations exceeded cash receipts in 2015 ($353.4 million) compared to cash receipts exceeding originations in 2014 ($64.8 million).

Investing activities: Cash used in investing activities of $914.7 million increased $261.5 million from the $653.2 million used in the first half of 2014, primarily due to higher cash used in the acquisitions of equipment for operating leases of $199.4 million and $124.6 million in higher net purchases of marketable securities in the first half of 2015. This was partially offset by lower payments for property, plant and equipment of $58.6 million and higher proceeds from asset disposals of $53.3 million.

Financing activities: Cash provided by financing activities was $5.3 million for the first half of 2015 compared to cash used in financing activities of $565.7 million in 2014. The Company paid $510.5 million of dividends in the first half of 2015 compared to $467.8 million paid in the first half of 2014, an increase of $42.7 million. In the first half of 2015, the Company issued $1,306.3 million of long-term debt and $106.3 million of commercial paper to repay long-term debt of $909.5 million. In the first half of 2014, the Company issued $951.5 million of long-term debt and $243.7 million of commercial paper to repay long-term debt of $1,306.4 million. This resulted in cash provided by borrowing activities of $503.1 million in the first half of 2015, $614.3 million higher than the cash used in borrowing activities of $111.2 million in the first half of 2014.

PACCAR Inc – Form 10-Q

Credit Lines and Other

The Company has line of credit arrangements of $3.45 billion, of which $3.34 billion were unused at June 30, 2015. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion matures in June 2016, $1.0 billion matures in June 2019 and $1.0 billion matures in June 2020. The Company intends to replace these credit facilities as they expire with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the six months ended June 30, 2015.

In December 2011, PACCAR’s Board of Directors approved the repurchase of $300.0 million of the Company’s common stock, and as of June 30, 2015, $234.7 million of shares have been repurchased pursuant to the authorization.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for property, plant and equipment in the first half of 2015 were $87.0 million compared to $108.9 million for the same period of 2014, as 2014 included higher investments for the DAF Brasil factory.

In 2015, capital investments are expected to be approximately $325 to $375 million and are targeted for enhanced powertrain development and increased operating efficiency of the Company’s factories and parts distribution centers. Spending on R&D in 2015 is expected to be $225 to $250 million as PACCAR will continue to focus on developing new products and services.

The Company conducts business in Spain, Italy, Portugal, Ireland, Greece, Russia, Ukraine and certain other countries which have been experiencing significant financial stress, fiscal or political strain and are subject to potential default. The Company routinely monitors its financial exposure to global financial conditions, its global counterparties and its operating environments. As of June 30, 2015, the Company had finance and trade receivables in these countries of approximately 1% of consolidated total assets. As of June 30, 2015, the Company did not have any marketable debt security investments in corporate or sovereign government securities in these countries. As of June 30, 2015, the Company’s derivative counterparty credit exposures in these countries were insignificant.

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

PACCAR Inc – Form 10-Q

In November 2012, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of June 30, 2015 was $4.45 billion. The registration expires in November 2015 and does not limit the principal amount of debt securities that may be issued during that period. PFC intends to file a new registration statement prior to its expiration in November 2015.

As of June 30, 2015, the Company’s European finance subsidiary, PACCAR Financial Europe, had €301.7 million available for issuance under a €1.50 billion medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2015 and is renewable annually through the filing of new listing particulars.

In April 2011, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in 2016 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At June 30, 2015, 7.45 billion pesos remained available for issuance.

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

There were no material changes in the Company’s market risk during the six months ended June 30, 2015. For additional information, refer to Item 7A as presented in the 2014 Annual Report on Form 10-K.

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

PACCAR Inc – Form 10-Q

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the six months ended June 30, 2015.

ITEM 1.	LEGAL PROCEEDINGS

In January 2011, the European Commission (EC) commenced an investigation of all major European commercial vehicle manufacturers, including subsidiaries of the Company, concerning whether such companies participated in agreements or concerted practices to coordinate their commercial policy in the European Union. On November 20, 2014, the EC issued a Statement of Objections to the manufacturers, including DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH and PACCAR Inc as their parent. The Statement of Objections is a procedural step in which the EC expressed its preliminary view that the manufacturers had participated in anticompetitive practices in the European Union. The EC indicated that it will seek to impose significant fines on the manufacturers. DAF is cooperating with the EC and is preparing its response to the Statement of Objections. The EC will review the manufacturers’ responses before issuing a decision. Any decision would be subject to appeal. The Company is unable to estimate the potential fine at this time and accordingly, no accrual for any potential fine has been made as of June 30, 2015.

The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Except for the EC matter noted above, management believes that the disposition of such lawsuits will not materially affect the Company’s business or financial condition.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2014 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the six months ended June 30, 2015.

(c)	Issuer purchases of equity securities.

On December 6, 2011, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of June 30, 2015, the Company has repurchased 5.7 million shares for $234.7 million under this plan. There were no repurchases made under this plan during the first six months of 2015.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	August 6, 2015	By	/s/ M. T. Barkley
M. T. Barkley
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc – Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)	Articles of Incorporation:

	(a)	Restated Certificate of Incorporation of PACCAR Inc	8-K	September 19, 2005	99.3	001-14817

	(b)	Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008	10-Q	May 2, 2008	3(b)	001-14817

(ii)	Bylaws:

	(a)	Third Amended and Restated Bylaws of PACCAR Inc	8-K	December 13, 2013	3(ii)	001-14817

(4)	Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	10-K	February 26, 2010	4(c)	001-11677

	(b)	Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Form of InterNotes, Series B (PACCAR Financial Corp.)	S-3	November 7, 2012	4.4	333-184808

	(e)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. prior to May 9, 2014	10-Q	November 7, 2013	4(i)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 11, 2015*

	**	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	10(v)	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(g)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

	(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	DEF14A	March 10, 2011	Appendix B	001-14817

	(i)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (effective 01/01/16)*

	(j)	PACCAR Inc Long Term Incentive Plan*

	(k)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(l)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, 2014 Form of Nonstatutory Stock Option Agreement	10-Q	August 7, 2013	10(l)	001-14817

	(n)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	8-K	February 5, 2007	99.1	001-14817

	(o)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement	10-K	February 26, 2010	10(m)	001-14817

	(p)	PACCAR Inc Long Term Incentive Plan, Alternate Form of Restricted Stock Award Agreement	10-K	March 1, 2011	10(n)	001-14817

	(q)	PACCAR Inc Long Term Incentive Plan, 2016 Restricted Stock Award Agreement*

	(r)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective January 1, 2009	10-K	March 1, 2011	10(r)	001-14817

	(s)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting government entities	8-K	May 16, 2007	10.1	001-14817

	(t)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	10-Q	October 27, 2008	10(o)	001-14817

	(u)	Second Amendment to Memorandum of Understanding dated as of September 26, 2013, by and among PACCAR Engine Company, the Mississippi Development Authority and the Mississippi Major Economic Impact Authority	10-Q	November 7, 2013	10(u)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number		File Number
(v)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Deferred Restricted Stock Unit Grant Agreement	10-K	February 26, 2015	10	(t)	001-14817

(w)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Restricted Stock Grant Agreement	10-K	February 26, 2015	10	(u)	001-14817

(12)	Statements Re: Computation of Ratios:

(a)	Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for six months ended June 30, 2015 and 2014*

(b)	Statement re: computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2010 – 2014	10-K	February 26, 2015	12	(a)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith