Form 10-K
period 2015-12-31
PACCAR INC
filed 2016-02-16
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015:

Common Stock, $1 par value - $22.18 billion

The number of shares outstanding of the registrant’s classes of common stock, as of January 31, 2016:

Common Stock, $1 par value - 351,358,497 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on April 26, 2016 are incorporated by reference into Part III.

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

(c)	Narrative Description of Business

PACCAR is a multinational company operating in three principal industry segments:

(1)	The Truck segment includes the design, manufacture and distribution of high-quality, light-, medium- and heavy-duty commercial trucks. Heavy-duty trucks have a gross vehicle weight (GVW) of over 33,000 lbs (Class 8) in North America and over 16 metric tonnes in Europe. Medium-duty trucks have a GVW ranging from 19,500 to 33,000 lbs (Class 6 to 7) in North America, and in Europe, light- and medium-duty trucks range between 6 to 16 metric tonnes. Trucks are configured with engine in front of cab (conventional) or cab-over-engine (COE).

(2)	The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles.

(3)	The Financial Services segment includes finance and leasing products and services provided to customers and dealers. PACCAR’s finance and leasing activities are principally related to PACCAR products and associated equipment.

PACCAR’s Other business includes the manufacturing and marketing of industrial winches.

TRUCKS

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of freight, petroleum, wood products and construction-related and other materials. The Company also manufactures engines at its facilities in Columbus, Mississippi and Eindhoven, the Netherlands. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio, Denton, Texas, Renton, Washington, Ste. Therese, Canada and Mexicali, Mexico. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada and in Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF COE trucks assembled in the United Kingdom by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the United Kingdom. PACCAR competes in the Brazilian heavy truck market with DAF models assembled at Ponta Grossa in the state of Paraná, Brasil. PACCAR competes in the Australian light and heavy truck markets with Kenworth conventional and COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models assembled in the Netherlands. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounts for 77% of total 2015 net sales and revenues.

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

The Truck segment utilizes centrally managed purchasing, information technology, technical research and testing, treasury and finance functions. Some manufacturing plants in North America produce trucks for more than one nameplate, while other plants produce trucks for only one nameplate, depending on various factors. Best manufacturing practices within the Company are shared on a routine basis reflecting the similarity of the business models employed by each nameplate.

The Company’s trucks have a reputation for high quality and are essentially custom products, most of which are ordered by dealers according to customer specification. Some units are ordered by dealers for stocking to meet the needs of certain customers who require immediate delivery or for customers that require chassis to be fitted with specialized bodies. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures PACCAR engines and axles and a higher percentage of other components for its heavy truck models. The Company also manufactures engines at its Columbus, Mississippi facility. In 2015, the Company installed PACCAR engines in 40% of the Company’s Kenworth and Peterbilt heavy-duty trucks in the U.S. and Canada. Engines not manufactured by the Company are purchased from Cummins Inc. (Cummins). The Company purchased a significant portion of its transmissions from Eaton Corporation Plc. (Eaton) and ZF Friedrichshafen AG (ZF). The Company has long-term agreements with Cummins, Eaton and ZF to provide for continuity of supply. A loss of supply from Cummins, Eaton or ZF, and the resulting interruption in the production of trucks, would have a material effect on the Company’s results. Purchased materials and parts include raw materials, partially processed materials, such as castings, and finished components manufactured by independent suppliers. Raw materials, partially processed materials and finished components make up approximately 85% of the cost of new trucks. The value of major finished truck components manufactured by independent suppliers ranges from approximately 35% in Europe to approximately 85% in North America. In addition to materials, the Company’s cost of sales includes labor and factory overhead, vehicle delivery and warranty. Accordingly, except for certain factory overhead costs such as depreciation, property taxes and utilities, the Company’s cost of sales are highly correlated to sales.

The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 3% of consolidated revenues in 2015. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would either require the Company to contract for an alternative source of supply or to manufacture cabs itself.

Other than these components, the Company is not limited to any single source for any significant component, although the sudden inability of a supplier to deliver components could have a temporary adverse effect on production of certain products. No significant shortages of materials or components were experienced in 2015. Manufacturing inventory levels are based upon production schedules, and orders are placed with suppliers accordingly.

Key factors affecting Truck segment earnings include the number of new trucks sold in the markets served and the margins realized on the sales. The Company’s sales of new trucks are dependent on the size of the truck markets served and the Company’s share of those markets. Truck segment sales and margins tend to be cyclical based on the level of overall economic activity, the availability of capital and the amount of freight being transported. The Company’s costs for trucks consist primarily of material costs, which are influenced by the price of commodities such as steel, copper, aluminum and petroleum. The Company utilizes long-term supply agreements to reduce the variability of the unit cost of purchased materials and finished components. The Company’s spending on research and development varies based on product development cycles and government requirements such as the periodic need to meet diesel engine emissions and vehicle fuel efficiency standards in the various markets served. The Company maintains rigorous control of selling, general and administrative (SG&A) expenses and seeks to minimize such costs.

There are four principal competitors in the U.S. and Canada commercial truck market. The Company’s share of the U.S. and Canadian Class 8 market was 27.4% of retail sales in 2015, and the Company’s medium-duty market share was 17.4% in 2015. In Europe, there are six principal competitors in the commercial truck market, including parent companies to two competitors of the Company in the U.S. In 2015, DAF had a 14.6% share of the Western and Central European heavy-duty market and a 9.0% share of the light/medium market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

The Peterbilt, Kenworth and DAF nameplates are recognized internationally and play an important role in the marketing of the Company’s truck products. The Company engages in a continuous program of trademark and trade name protection in all marketing areas of the world.

The Company’s truck products are subject to noise, emission and safety regulations. Competing manufacturers are subject to the same regulations. The Company believes the cost of complying with noise and emission regulations will not be detrimental to its business.

The Company had a total production backlog of $5.9 billion at the end of 2015. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90-day backlog approximated $2.8 billion at December 31, 2015, $3.1 billion at December 31, 2014 and $2.0 billion at December 31, 2013. Production of the year-end 2015 backlog is expected to be substantially completed during 2016.

PARTS

The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles to over 2,000 Kenworth, Peterbilt and DAF dealers in over 90 countries around the world. Aftermarket truck parts are sold and delivered to the Company’s independent dealers through the Company’s 17 strategically located parts distribution centers (PDCs) located in the U.S., Canada, Europe, Australia, Mexico and South America. Parts are primarily purchased from various suppliers and also manufactured by the Company. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 16% of total 2015 net sales and revenues.

PACCAR’s new 160,000 square-foot PDC in Renton, Washington is under construction and is expected to open in the second quarter of 2016. The new facility will increase the distribution capacity for the Company’s dealers and customers in the northwestern U.S. and western Canada.

Key factors affecting Parts segment earnings include the aftermarket parts sold in the markets served and the margins realized on the sales. Aftermarket parts sales are influenced by the total number of the Company’s trucks in service and the average age and mileage of those trucks. To reflect the benefit the Parts segment receives from costs incurred by the Truck segment, certain factory overhead, research and development, engineering and SG&A expenses are allocated from the Truck segment to the Parts segment. The Company’s cost for parts sold consists primarily of material costs, which are influenced by the price of commodities such as steel, copper, aluminum and petroleum. The Company utilizes long-term supply agreements to reduce the variability of the cost of parts sold. The Company maintains rigorous control of SG&A expenses and seeks to minimize such costs.

FINANCIAL SERVICES

PACCAR Financial Services (PFS) operates in 22 countries in North America, Europe, Australia and South America through wholly owned finance companies operating under the PACCAR Financial trade name. PFS also conducts full service leasing operations through wholly owned subsidiaries in North America, Germany and Australia under the PacLease trade name. Selected dealers in North America are franchised to provide full service leasing. PFS provides its franchisees with equipment financing and administrative support. PFS also operates its own full service lease outlets. PFS’s retail loan and lease customers consist of small, medium and large commercial trucking companies, independent owner/operators and other businesses and acquire their PACCAR trucks principally from independent PACCAR dealers. PFS accounted for 6% of total net sales and revenues and 58% of total assets in 2015.

The Company’s finance receivables are classified as dealer wholesale, dealer retail and customer retail segments. The dealer wholesale segment consists of truck inventory financing to independent PACCAR dealers. The dealer retail segment consists of loans and leases to participating dealers and franchises, which use the proceeds to fund their customers’ acquisition of trucks and related equipment. The customer retail segment consists of loans and leases directly to customers for their acquisition of trucks and related equipment. Customer retail receivables are further segregated by fleet and owner/operator classes. The fleet class consists of customers operating more than five trucks. All others are considered owner/operators. Similar methods are employed to assess and monitor credit risk for each class.

Finance receivables are secured by the trucks and related equipment being financed or leased. The terms of loan and lease contracts generally range from three to five years depending on the type and use of equipment. Payment is required on dealer inventory financing when the floored truck is sold to a customer or upon maturity of the flooring loan, whichever comes first. Dealer inventory loans generally mature within one to two years.

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in public and private offerings and, to a lesser extent, bank loans. An additional source of funds is loans from other PACCAR companies. PFS attempts to match the maturity and interest rate characteristics of its debt with the maturity and interest rate characteristics of loans and leases.

Key factors affecting the earnings of the Financial Services segment include the volume of new loans and leases, the yield earned on the loans and leases, the costs of funding investments in loans and leases and the ability to collect the amounts owed to PFS. New loan and lease volume is dependent on the volume of new trucks sold by Kenworth, Peterbilt and DAF and the share of those truck sales that are financed by the Financial Services segment. The Company’s Financial Services market share is influenced by the extent of competition in the financing market. PFS’s primary competitors include commercial banks and independent finance and leasing companies.

The revenue earned on loans and leases depends on market interest and lease rates and the ability of PFS to differentiate itself from the competition by superior industry knowledge and customer service. Dealer inventory loans have variable rates with rates reset monthly based on an index pertaining to the applicable local market. Retail loan and lease contracts normally have fixed rates over the contract term. PFS obtains funds either through fixed rate borrowings or through variable rate borrowings, a portion of which have been effectively converted to fixed rate through the use of interest-rate contracts. This enables PFS to obtain a stable spread between the cost of borrowing and the yield on fixed rate contracts over the contract term. Included in Financial Services cost of revenues is depreciation on equipment on operating leases. The amount of depreciation on operating leases principally depends on the acquisition cost of leased equipment, the term of the leases, which generally ranges from three to five years, and the residual value of the leases, which generally ranges from 30% to 50%. The margin earned is the difference between the revenues on loan and lease contracts and the direct costs of operation, including interest and depreciation.

PFS incurs credit losses when customers are unable to pay the full amounts due under loan and finance lease contracts. PFS takes a conservative approach to underwriting new retail business in order to minimize credit losses.

The ability of customers to pay their obligations to PFS depends on the state of the general economy, the extent of freight demand, freight rates and the cost of fuel, among other factors. PFS limits its exposure to any one customer, with no one customer or dealer balance representing over 5% of the aggregate portfolio assets. PFS generally requires a down payment and secures its interest in the underlying truck collateral and may require other collateral or guarantees. In the event of default, PFS will repossess the truck and sell it in the open market primarily through its dealer network. PFS will also seek to recover any shortfall between the amounts owed and the amounts recovered from sale of the collateral. The amount of credit losses depends on the rate of default on loans and finance leases and, in the event of repossession, the ability to recover the amount owed from sale of the collateral which is affected by used truck prices. PFS’s experience over the last fifty years financing truck sales has been that periods of economic weakness result in higher past dues and increased rates of repossession. Used truck prices also tend to fall during periods of economic weakness. As a result, credit losses tend to increase during periods of economic weakness. PFS provides an allowance for credit losses based on specifically identified customer risks and an analysis of estimated losses inherent in the portfolio, considering the amount of past due accounts, the trends of used truck prices and the economic environment in each of its markets.

Financial Services SG&A expenses consist primarily of personnel costs associated with originating and servicing the loan and lease portfolios. These costs vary somewhat depending on overall levels of business activity, but given the ongoing nature of servicing activities, tend to be relatively stable.

OTHER BUSINESSES

Other businesses include a division of the Company which manufactures industrial winches in two U.S. plants and markets them under the Braden, Carco and Gearmatic nameplates. The markets for these products are highly competitive, and the Company competes with a number of well established firms. Sales of industrial winches were less than 1% of total net sales and revenues in 2015, 2014 and 2013.

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

REGULATION

As a manufacturer of highway trucks, the Company is subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration as well as environmental laws and regulations in the United States, and is subject to similar regulations in all countries where it has operations and where its trucks are distributed. In addition, the Company is subject to certain other licensing requirements to do business in the United States and Europe. The Company believes it is in compliance with laws and regulations applicable to safety standards, the environment and other licensing requirements in all countries where it has operations and where its trucks are distributed.

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

EMPLOYEES

On December 31, 2015, the Company had approximately 23,000 employees.

OTHER DISCLOSURES

The Company’s filings on Forms 10-K, 10-Q and 8-K and any amendments to those reports can be found on the Company’s website www.paccar.com free of charge as soon as practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, the Company’s reports filed with the SEC can be found at www.sec.gov. The information on the Company’s website is not incorporated by reference into this report.

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

Interest-Rate Risks. The Financial Services segment is subject to interest-rate risks, because increases in interest rates can reduce demand for its products, increase borrowing costs and potentially reduce interest margins. PFS uses derivative contracts to match the interest rate characteristics of its debt to the interest rate characteristics of its finance receivables in order to mitigate the risk of changing interest rates.

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

Information Technology. The Company relies on information technology systems, including the internet and other computer systems, which may be subject to disruptions during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses; or outside parties attempting to disrupt the Company’s business or gain unauthorized access to the Company’s electronic data. The Company maintains protections to guard against such events. If the Company’s computer systems were to be damaged, disrupted or breached, it could result in a negative impact on the Company’s operating results and could also cause reputational damage, business disruption or the disclosure of confidential data.

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

Environmental Regulations. The Company’s operations are subject to environmental laws and regulations that impose significant compliance costs. The Company could experience higher research and development costs due to changes in government requirements for its products, including changes in emissions, fuel, greenhouse gas or other regulations.

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

The Company and its subsidiaries own and operate manufacturing plants in five U.S. states, three countries in Europe, and in Australia, Brasil, Canada and Mexico. The Company also has 17 parts distribution centers, many sales and service offices, and finance and administrative offices which are operated in owned or leased premises in these and other locations. Facilities for product testing and research and development are located in Washington state and the Netherlands. The Company’s corporate headquarters is located in owned premises in Bellevue, Washington. The Company considers all of the properties used by its businesses to be suitable for their intended purposes.

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

In January 2011, the European Commission (EC) commenced an investigation of all major European commercial vehicle manufacturers, including subsidiaries of the Company, concerning whether such companies participated in agreements or concerted practices to coordinate their commercial policy in the European Union. On November 20, 2014, the EC issued a Statement of Objections to the manufacturers, including DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH and PACCAR Inc as their parent. The Statement of Objections is a procedural step in which the EC expressed its preliminary view that the manufacturers had participated in anticompetitive practices in the European Union. The EC indicated that it will seek to impose significant fines on the manufacturers. DAF is cooperating with the EC and is preparing its response to the Statement of Objections. The EC will review the manufacturers’ responses before issuing a decision. Any decision would be subject to appeal. The Company is unable to estimate the potential fine at this time and accordingly, no accrual for any potential fine has been made as of December 31, 2015.

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

Market Information, Holders and Dividends.

Common stock of the Company is traded on the NASDAQ Global Select Market under the symbol PCAR. The table below reflects the range of trading prices as reported by The NASDAQ Stock Market LLC and cash dividends declared. There were 1,713 record holders of the common stock at December 31, 2015.

	2015			2014
	DIVIDENDS	STOCK PRICE		DIVIDENDS	STOCK PRICE
QUARTER	DECLARED	HIGH	LOW	DECLARED	HIGH	LOW
First	$.22	$68.87	$59.33	$.20	$68.81	$53.59
Second	.22	68.44	60.50	.22	68.38	60.21
Third	.24	66.43	51.51	.22	67.64	56.61
Fourth	.24	56.05	45.04	.22	71.15	55.34
Year-End Extra	1.40			1.00

The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2015 regarding compensation plans under which PACCAR equity securities are authorized for issuance.

	Number of Securities Granted and to be Issued on Exercise of Outstanding Options and Other Rights	Weighted-average Exercise Price of Outstanding Options	Securities Available for Future Grant
Stock compensation plans approved by stockholders	4,984,226	$47.23	15,492,920

All stock compensation plans have been approved by the stockholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 380,771 shares that represent deferred cash awards payable in stock. The weighted-average exercise price does not include the securities that represent deferred cash awards.

Securities available for future grant are authorized under the following two plans: (i) 14,637,881 shares under the LTI Plan, and (ii) 855,039 shares under the RSDC Plan.

Stockholder Return Performance Graph.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, to the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the return of the industry peer groups of companies identified in the graph (the “Current Peer Group Index” and the “Prior Peer Group Index”) for the last five fiscal years ended December 31, 2015. Effective January 1, 2015, the Company revised its peer group to include CNH Industrial N.V. (the parent company of Iveco) and removed Scania AB, which was acquired in 2014 and is no longer publicly traded. Standard & Poor’s has calculated a return for each company in the peer group indices weighted according to its respective capitalization at the beginning of each period with dividends reinvested on a monthly basis. Management believes that the identified companies and methodology used in the graph for the peer group indices provides a better comparison than other indices available. The Current Peer Group Index consists of AGCO Corporation, Caterpillar Inc., Cummins Inc., Dana Holding Corporation, Deere & Company, Eaton Corporation, Meritor Inc., Navistar International Corporation, Oshkosh Corporation, AB Volvo and CNH Industrial N.V. CNH Industrial N.V. is included from September 30, 2013, when it began trading on the New York Stock Exchange. The Prior Peer Group Index consists of AGCO Corporation, Caterpillar Inc., Cummins Inc., Dana Holding Corporation, Deere & Company, Eaton Corporation, Meritor Inc., Navistar International Corporation, Oshkosh Corporation, AB Volvo and Scania AB. The comparison assumes that $100 was invested December 31, 2010, in the Company’s common stock and in the stated indices and assumes reinvestment of dividends.

	2010	2011	2012	2013	2014	2015
PACCAR Inc	100	67.51	84.46	113.93	134.66	98.14
S&P 500 Index	100	102.11	118.45	156.82	178.29	180.75
Current Peer Group Index	100	86.52	97.64	113.61	108.97	85.51
Prior Peer Group Index	100	84.66	97.53	111.95	114.14	88.97

(b)	Use of Proceeds from Registered Securities.

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On December 6, 2011, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of September 21, 2015, all of the authorized shares had been repurchased under this plan. On September 23, 2015, the Company’s Board of Directors approved a new plan to repurchase up to an additional $300 million of the Company’s outstanding common stock. As of December 31, 2015, $136.3 million of shares had been purchased under this plan. The following are details of repurchases made under the new plan for the fourth quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value That May Yet be Purchased Under This Plan
October 1 - 31, 2015	150,000	$51.81	$279,021,149
November 1 - 30, 2015	999,448	$51.74	$227,308,096
December 1 - 31, 2015	1,325,000	$47.99	$163,723,038

Total	2,474,448	$49.74	$163,723,038

ITEM 6.	SELECTED FINANCIAL DATA.

	2015	2014	2013	2012	2011
	(millions except per share data)
Truck, Parts and Other Net Sales	$17,942.8	$17,792.8	$15,948.9	$15,951.7	$15,325.9
Financial Services Revenues	1,172.3	1,204.2	1,174.9	1,098.8	1,029.3

Total Revenues	$19,115.1	$18,997.0	$17,123.8	$17,050.5	$16,355.2
Net Income	$1,604.0	$1,358.8	$1,171.3	$1,111.6	$1,042.3
Net Income Per Share:
Basic	4.52	3.83	3.31	3.13	2.87
Diluted	4.51	3.82	3.30	3.12	2.86
Cash Dividends Declared Per Share	2.32	1.86	1.70	1.58	1.30
Total Assets:
Truck, Parts and Other	8,855.2	8,701.5	9,095.4	7,832.3	7,771.3
Financial Services	12,254.6	11,917.3	11,630.1	10,795.5	9,401.4
Truck, Parts and Other Long-Term Debt			150.0	150.0	150.0
Financial Services Debt	8,591.5	8,230.6	8,274.2	7,730.1	6,505.4
Stockholders’ Equity	6,940.4	6,753.2	6,634.3	5,846.9	5,364.4
Ratio of Earnings to Fixed Charges	21.65x	16.14x	11.17x	10.69x	8.93x

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW:

PACCAR is a global technology company whose Truck segment includes the design and manufacture of high-quality, light-, medium- and heavy-duty commercial trucks. In North America, trucks are sold under the Kenworth and Peterbilt nameplates, in Europe, under the DAF nameplate and in Australia and South America, under the Kenworth and DAF nameplates. The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles. The Company’s Financial Services segment derives its earnings primarily from financing or leasing PACCAR products in North America, Europe and Australia. The Company’s Other business includes the manufacturing and marketing of industrial winches.

Consolidated net sales and revenues of $19.12 billion in 2015 were the highest in the Company’s history. The increase from $18.99 billion in 2014 was primarily due to stronger industry truck sales in the U.S. and Europe, partially offset by the effects of translating weaker foreign currencies, primarily the euro, to the U.S. dollar.

In 2015, PACCAR earned net income for the 77th consecutive year. Net income in 2015 of $1.60 billion was the highest in the Company’s history, increasing from $1.36 billion in 2014. The results reflect increased truck sales in the U.S. and Europe and strong aftermarket parts and financial services results. The U.S. truck market benefited from record freight demand and expansion of industry fleet capacity. Earnings per diluted share were $4.51 compared to $3.82 in 2014.

The Company is expanding its range of PACCAR engines in North America with the introduction of the PACCAR MX-11 engine, with an output of up to 430 HP and 1,550 lb.-ft. of torque. The PACCAR MX-11 is scheduled to be available in Kenworth and Peterbilt trucks in early 2016. The PACCAR MX-11 engine is designed to deliver excellent performance and fuel economy, industry-leading durability and reliability, and a quiet operating environment for the driver.

Kenworth and Peterbilt launched new vehicle technologies that provide customers real-time diagnostic information to enhance their vehicle operating performance. Kenworth TruckTech+ and Peterbilt SmartLinq diagnostic systems are in production on new Class 8 trucks equipped with the PACCAR MX-13 engine. In addition, Predictive Cruise Control is in production for Kenworth T680 and T660 trucks and Peterbilt Model 579 and Model 567 trucks, specified with the PACCAR MX-13 engine. The new driver assist systems integrate cruise control with global positioning system data to anticipate road contours, enabling the PACCAR MX-13 engine to achieve outstanding fuel economy.

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

PACCAR Parts added 18 dealer-owned TRP stores in 2015, building on the success of PACCAR Parts’ TRP brand of aftermarket parts for all makes of medium- and heavy-duty trucks, trailers and buses. TRP stores are strategically located to bring TRP products and technical expertise close to the customer. PACCAR’s new 160,000 square-foot distribution center in Renton, Washington is under construction and is expected to open in the second quarter of 2016.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 22 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $12.25 billion that earned pre-tax profit of $362.6 million. PFS issued $1.92 billion in medium-term notes during the year to support portfolio growth.

In 2015, the Company’s capital investments were $308.4 million compared to $223.1 million in 2014, and research and development (R&D) expenses were $239.8 million in 2015 compared to $215.6 million in 2014.

Truck Outlook

Truck industry retail sales in the U.S. and Canada in 2016 are expected to be 230,000 to 260,000 units compared to 278,400 in 2015. In Europe, the 2016 truck industry registrations for over 16-tonne vehicles are projected to increase to a range of 260,000 to 290,000 units, compared to the 269,100 truck registrations in 2015. In South America, heavy-duty truck industry sales were 74,000 units in 2015, and the 2016 heavy-duty truck industry sales are estimated to be in a range of 70,000 to 80,000 units.

Parts Outlook

In 2016, PACCAR Parts sales in North America are expected to increase 3-5%, reflecting steady economic growth and high fleet utilization. In 2016, Europe aftermarket sales are expected to increase 3-5%, reflecting good freight markets and PACCAR Parts’ innovative customer service programs. The U.S. dollar value of sales in Europe may continue to be affected by recent declines in the value of the euro relative to the U.S. dollar.

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2016 are expected to be comparable to the record levels achieved in 2015. Current strong levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volumes would likely decline.

Capital Spending and R&D Outlook

Capital investments in 2016 are expected to be $325 to $375 million, and R&D is expected to be $240 to $270 million focused on enhanced aftermarket support, manufacturing facilities and new product development.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

($ in millions, except per share amounts)
Year Ended December 31,	2015	2014	2013
Net sales and revenues:
Truck	$14,782.5	$14,594.0	$13,002.9
Parts	3,060.1	3,077.5	2,822.2
Other	100.2	121.3	123.8

Truck, Parts and Other	17,942.8	17,792.8	15,948.9
Financial Services	1,172.3	1,204.2	1,174.9

	$19,115.1	$18,997.0	$17,123.8

Income (loss) before income taxes:
Truck	$1,440.3	$1,160.1	$936.7
Parts	555.6	496.7	416.0
Other	(43.2)	(31.9)	(26.5)

Truck, Parts and Other	1,952.7	1,624.9	1,326.2
Financial Services	362.6	370.4	340.2
Investment income	21.8	22.3	28.6
Income taxes	(733.1)	(658.8)	(523.7)

Net Income	$1,604.0	$1,358.8	$1,171.3

Diluted earnings per share	$4.51	$3.82	$3.30

Return on revenues	8.4%	7.2%	6.8%

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

2015 Compared to 2014:

Truck

The Company’s Truck segment accounted for 77% of total revenues for both 2015 and 2014.

($ in millions)
Year Ended December 31,	2015	2014	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$9,774.3	$8,974.5	9
Europe	3,472.1	3,657.6	(5)
Mexico, South America, Australia and other	1,536.1	1,961.9	(22)

	$14,782.5	$14,594.0	1

Truck income before income taxes	$1,440.3	$1,160.1	24

Pre-tax return on revenues	9.7%	7.9%

The Company’s worldwide truck net sales and revenues increased to $14.78 billion from $14.59 billion in 2014, primarily due to higher truck deliveries in the U.S and Europe. The effects of translating weaker foreign currencies to the U.S. dollar, primarily the euro, reduced 2015 worldwide truck net sales and revenues by $940.0 million.

Truck segment income before income taxes and pre-tax return on revenues reflect higher truck unit deliveries and improved gross margins in the U.S. and Europe. The effects on income before income taxes of translating weaker foreign currencies to the U.S. dollar, primarily the euro, were largely offset by lower costs of North American MX engine components imported from Europe.

The Company’s new truck deliveries are summarized below:

Year Ended December 31,	2015	2014	% CHANGE
U.S. and Canada	91,300	84,800	8
Europe	47,400	39,500	20
Mexico, South America, Australia and other	16,000	18,600	(14)

Total units	154,700	142,900	8

In 2015, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 278,400 units from 249,400 units in 2014. The Company’s heavy-duty truck retail market share was 27.4% compared to 27.9% in 2014. The medium-duty market was 82,400 units in 2015 compared to 73,300 units in 2014. The Company’s medium-duty market share was a record 17.4% in 2015 compared to 16.7% in 2014.

The over 16-tonne truck market in Western and Central Europe in 2015 was 269,100 units, a 19% increase from 226,300 units in 2014. DAF market share was 14.6% in 2015, an increase from 13.8% in 2014. The 6 to 16-tonne market in 2015 was 49,000 units compared to 46,500 units in 2014. DAF market share was 9.0% in 2015, an increase from 8.9% in 2014.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between 2015 and 2014 for the Truck segment are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
2014	$14,594.0	$13,105.5	$1,488.5
Increase (decrease)
Truck delivery volume	1,131.1	884.1	247.0
Average truck sales prices	78.2		78.2
Average per truck material, labor and other direct costs		(107.7)	107.7
Factory overhead and other indirect costs		29.6	(29.6)
Operating leases	(80.8)	(75.6)	(5.2)
Currency translation	(940.0)	(857.6)	(82.4)

Total increase (decrease)	188.5	(127.2)	315.7

2015	$14,782.5	$12,978.3	$1,804.2

•     Truck delivery volume reflects higher truck deliveries in the U.S. and Canada and Europe which resulted in higher sales ($1,413.2 million) and cost of sales ($1,113.6 million), partially offset by lower truck deliveries in Mexico and Australia which resulted in lower sales ($288.2 million) and costs of sales ($233.1 million).

•     Average truck sales prices increased sales by $78.2 million, primarily due to improved price realization in Europe.

•     Average cost per truck decreased cost of sales by $107.7 million, primarily due to lower material costs, reflecting lower commodity prices and lower costs of North American MX engine components imported from Europe which benefited from the decline in the value of the euro.

•     Factory overhead and other indirect costs increased $29.6 million, primarily due to higher supplies and maintenance costs ($31.1 million).

•     Operating lease revenues decreased by $80.8 million and cost of sales decreased by $75.6 million due to lower average asset balances.

•     The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

•     Truck gross margins in 2015 of 12.2% increased from 10.2% in 2014 due to the factors noted above.

Truck selling, general and administrative expenses (SG&A) for 2015 decreased to $192.6 million from $198.2 million in 2014. The decrease was primarily due to currency translation effect ($21.8 million), mostly related to a decline in the value of the euro relative to the U.S. dollar, partially offset by higher promotion and marketing costs ($11.6 million) and higher salaries and related expenses ($7.6 million). As a percentage of sales, SG&A decreased to 1.3% in 2015 compared to 1.4% in 2014, reflecting higher sales volume.

Parts

The Company’s Parts segment accounted for 16% of total revenues for both 2015 and 2014.

($ in millions)
Year Ended December 31,	2015	2014	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$1,969.4	$1,842.9	7
Europe	773.9	867.2	(11)
Mexico, South America, Australia and other	316.8	367.4	(14)

	$3,060.1	$3,077.5	(1)

Parts income before income taxes	$555.6	$496.7	12

Pre-tax return on revenues	18.2%	16.1%

The Company’s worldwide parts net sales and revenues were $3.06 billion in 2015 compared to $3.08 billion in 2014. Higher aftermarket demand in North America and Europe was offset by a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro, which reduced 2015 worldwide parts net sales and revenues by $193.3 million.

The increase in Parts segment income before income taxes and pre-tax return on revenues in 2015 was primarily due to higher sales and gross margins. This was partially offset by a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro, which reduced 2015 Parts segment income before income taxes by $34.1 million.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between 2015 and 2014 for the Parts segment are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
2014	$3,077.5	$2,281.7	$795.8
Increase (decrease)
Aftermarket parts volume	123.5	69.1	54.4
Average aftermarket parts sales prices	52.4		52.4
Average aftermarket parts direct costs		2.9	(2.9)
Warehouse and other indirect costs		7.3	(7.3)
Currency translation	(193.3)	(128.6)	(64.7)

Total (decrease) increase	(17.4)	(49.3)	31.9

2015	$3,060.1	$2,232.4	$827.7

•	Higher market demand, primarily in the U.S. and Canada and Europe, resulted in increased aftermarket parts sales volume of $123.5 million and related cost of sales of $69.1 million.

•	Average aftermarket parts sales prices increased sales by $52.4 million reflecting improved price realization in the U.S. and Canada ($31.1 million) and Europe ($21.3 million).

•	Average aftermarket parts direct costs increased $2.9 million due to higher material costs.

•	Warehouse and other indirect costs increased $7.3 million, primarily due to additional costs to support higher sales volume.

•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

•	Parts gross margins in 2015 of 27.0% increased from 25.9% in 2014 due to the factors noted above.

Parts SG&A expense for 2015 decreased to $194.7 million from $207.5 million in 2014. The decrease was primarily due to the effects of currency translation ($21.7 million), mostly related to a decline in the value of the euro relative to the U.S. dollar, partially offset by higher salaries and related expenses ($10.3 million). As a percentage of sales, Parts SG&A decreased to 6.4% in 2015 from 6.7% in 2014.

Financial Services

The Company’s Financial Services segment accounted for 6% of total revenues for both 2015 and 2014.

($ in millions)
Year Ended December 31,	2015	2014	% CHANGE
New loan and lease volume:
U.S. and Canada	$2,758.7	$2,798.3	(1)
Europe	1,039.0	988.1	5
Mexico and Australia	639.5	668.7	(4)

	$4,437.2	$4,455.1
New loan and lease volume by product:
Loans and finance leases	$3,383.0	$3,516.7	(4)
Equipment on operating lease	1,054.2	938.4	12

	$4,437.2	$4,455.1
New loan and lease unit volume:
Loans and finance leases	33,300	32,900	1
Equipment on operating lease	10,700	9,000	19

	44,000	41,900	5
Average earning assets:
U.S. and Canada	$7,458.3	$6,779.0	10
Europe	2,512.9	2,683.8	(6)
Mexico and Australia	1,536.1	1,721.4	(11)

	$11,507.3	$11,184.2	3
Average earning assets by product:
Loans and finance leases	$7,239.9	$7,269.3
Dealer wholesale financing	1,775.2	1,462.0	21
Equipment on lease and other	2,492.2	2,452.9	2

	$11,507.3	$11,184.2	3
Revenues:
U.S. and Canada	$675.5	$641.2	5
Europe	278.6	317.8	(12)
Mexico and Australia	218.2	245.2	(11)

	$1,172.3	$1,204.2	(3)
Revenue by product:
Loans and finance leases	$384.7	$410.3	(6)
Dealer wholesale financing	59.1	52.3	13
Equipment on lease and other	728.5	741.6	(2)

	$1,172.3	$1,204.2	(3)

Income before income taxes	$362.6	$370.4	(2)

New loan and lease volume was $4.44 billion in 2015 compared to $4.46 billion in 2014. PFS finance market share on new PACCAR truck sales was 25.9% in 2015 compared to 27.7% in 2014 due to increased competition.

PFS revenue decreased to $1.17 billion in 2015 from $1.20 billion in 2014. The decrease was primarily due to the effects of translating weaker foreign currencies to the U.S. dollar and lower yields, partially offset by revenues on higher average earning asset balances. The effects of currency translation lowered PFS revenues by $79.3 million for 2015. PFS income before income taxes decreased to $362.6 million from $370.4 million in 2014, primarily due to the effects of translating weaker foreign currencies into the U.S. dollar and lower yields, partially offset by higher average earning asset balances and lower borrowing rates. The effects of currency translation lowered PFS income before income taxes by $21.9 million for 2015.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between 2015 and 2014 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
2014	$462.6	$133.7	$328.9
Increase (decrease)
Average finance receivables	42.8		42.8
Average debt balances		10.1	(10.1)
Yields	(28.2)		(28.2)
Borrowing rates		(15.4)	15.4
Currency translation	(33.4)	(10.4)	(23.0)

Total decrease	(18.8)	(15.7)	(3.1)

2015	$443.8	$118.0	$325.8

•     Average finance receivables increased $883.8 million (excluding foreign exchange effects) in 2015 as a result of retail portfolio new business volume exceeding collections.

•     Average debt balances increased $713.8 million (excluding foreign exchange effects) in 2015. The higher average debt balances reflect funding for a higher average earning asset portfolio, including loans, finance leases and equipment on operating leases.

•     Lower market rates resulted in lower portfolio yields (5.0% in 2015 compared to 5.3% in 2014) and lower borrowing rates (1.4% in 2015 compared to 1.6% in 2014).

•     The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Year Ended December 31,		2015	2014
Operating lease and rental revenues		$691.6	$712.2
Used truck sales and other		36.9	29.4

Operating lease, rental and other revenues		$728.5	$741.6

Depreciation of operating lease equipment		$466.6	$472.3
Vehicle operating expenses		90.7	100.6
Cost of used truck sales and other		26.4	15.6

Depreciation and other expenses		$583.7	$588.5

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between 2015 and 2014 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
2014	$741.6	$588.5	$153.1
Increase (decrease)
Used truck sales	9.5	11.9	(2.4)
Results on returned lease assets		7.7	(7.7)
Average operating lease assets	17.3	13.6	3.7
Revenue and cost per asset	8.1	4.6	3.5
Currency translation and other	(48.0)	(42.6)	(5.4)

Total decrease	(13.1)	(4.8)	(8.3)

2015	$728.5	$583.7	$144.8

•	A higher volume of used truck sales increased operating lease, rental and other revenues by $9.5 million and increased depreciation and other expenses by $11.9 million.

•	Results on returned lease assets increased depreciation and other expenses by $7.7 million, primarily due to lower gains on sales of returned lease units.

•

Average operating lease assets increased $188.2 million in 2015 (excluding foreign exchange effects), which increased revenues by $17.3 million and related depreciation and other expenses by $13.6 million.

•

Revenue per asset increased $8.1 million primarily due to higher fee income and higher rental rates, partially offset by lower fuel revenue. Cost per asset increased $4.6 million, primarily due to higher depreciation expense, partially offset by lower fuel expense.

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

The following table summarizes the provision for losses on receivables and net charge-offs:

($ in millions)	2015		2014
	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$7.7	$4.6	$6.1	$5.1
Europe	1.9	3.9	5.4	6.5
Mexico and Australia	2.8	4.6	3.9	4.4

	$12.4	$13.1	$15.4	$16.0

The provision for losses on receivables was $12.4 million in 2015, a decrease of $3.0 million compared to 2014, mainly due to improved portfolio performance in Europe and the effects of translating weaker foreign currencies to the U.S. dollar, partially offset by higher portfolio balances in Europe and the U.S. and Canada.

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

The post-modification balance of accounts modified during the years ended December 31, 2015 and 2014 are summarized below:

($ in millions)	2015		2014
	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$166.8	2.3%	$181.6	2.5%
Insignificant delay	70.0	1.0%	64.1	.9%
Credit - no concession	36.6	.5%	31.5	.4%
Credit - TDR	44.4	.5%	26.4	.4%

	$317.8	4.3%	$303.6	4.2%

* Recorded investment immediately after modification as a percentage of the year-end retail portfolio balance.

In 2015, total modification activity increased compared to 2014, primarily due to higher modifications for credit - TDRs, partially offset by the effects of translating weaker foreign currencies to the U.S. dollar and lower commercial modifications. TDR modifications increased primarily due to contract modifications in Mexico. The decrease in commercial modifications reflects lower volumes of refinancing.

The following table summarizes the Company’s 30+ days past due accounts:
At December 31,			2015	2014
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada			.3%	.1%
Europe			.7%	1.1%
Mexico and Australia			1.3%	2.0%

Worldwide			.5%	.5%

Accounts 30+ days past due were .5% at December 31, 2015 and 2014, as higher past due accounts in the U.S. and Canada were offset by lower past dues in all other markets. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $2.6 million of accounts worldwide during the fourth quarter of 2015 and $4.0 million during the fourth quarter of 2014 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

At December 31,			2015	2014
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada			.3%	.1%
Europe			.7%	1.2%
Mexico and Australia			1.6%	2.3%

Worldwide			.6%	.6%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2015 and 2014. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2015 and 2014.

The Company’s 2015 and 2014 pre-tax return on average earning assets for Financial Services was 3.2% and 3.3%, respectively.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expense. Other sales represents less than 1% of consolidated net sales and revenues for 2015 and 2014. Other SG&A was $58.7 million in 2015 and $59.5 million in 2014. The decrease in SG&A was primarily due to lower salaries and related expenses. Other income (loss) before tax was a loss of $43.2 million in 2015 compared to a loss of $31.9 million in 2014. The higher loss in 2015 was primarily due to lower income before tax from the winch business which has been affected by lower oilfield related business.

Investment income was $21.8 million in 2015 compared to $22.3 million in 2014. The lower investment income in 2015 was primarily due to the effects of translating weaker foreign currencies to the U.S. dollar, partially offset by higher realized gains and average portfolio balances.

Income Taxes

The 2015 effective income tax rate of 31.4% decreased from 32.7% in 2014. The decrease in the effective tax rate was primarily due to an increase in research tax credits in 2015.

($ in millions)
Year Ended December 31,		2015	2014
Domestic income before taxes		$1,581.6	$1,267.3
Foreign income before taxes		755.5	750.3

Total income before taxes		$2,337.1	$2,017.6

Domestic pre-tax return on revenues		13.7%	12.4%
Foreign pre-tax return on revenues		9.9%	8.6%

Total pre-tax return on revenues		12.2%	10.6%

The improvement in income before income taxes and return on revenues for domestic operations was primarily due to higher revenues from trucks and parts operations and higher truck and parts margins. The increase in foreign income before income taxes was primarily due to higher revenues from trucks and parts operations and higher truck and parts margins, partially offset by translating weaker foreign currencies to the U.S. dollar, primarily the euro. The improvement in return on revenues for foreign operations was primarily due to higher revenues and margins from European truck and parts operations.

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

In 2014, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 249,400 units from 212,200 units in 2013. The Company’s heavy-duty truck retail market share was 27.9% compared to 28.0% in 2013. The medium-duty market was 73,300 units in 2014 compared to 65,900 units in 2013. The Company’s medium-duty market share was 16.7% in 2014 compared to 15.7% in 2013.

The over 16-tonne truck market in Western and Central Europe in 2014 was 226,300 units, a 6% decrease from 240,800 units in 2013. The largest decreases were in the U.K. and France, partially offset by increases in Germany and Spain. The Company’s market share was 13.8% in 2014, a decrease from 16.2% in 2013. The decrease in market share was primarily due to the lower DAF registrations in the U.K. and the Netherlands which were impacted by the Euro 5/Euro 6 transition rules. The 6 to 16-tonne market in 2014 was 46,500 units compared to 57,200 units in 2013. The Company’s market share was 8.9% in 2014, a decrease from 11.8% in 2013. The decline in market share is a result of reduced registrations in the U.K., which were also affected by the Euro 5/Euro 6 transition rules.

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

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between 2014 and 2013 for the Parts segment are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
2013	$2,822.2	$2,107.0	$715.2
Increase (decrease)
Aftermarket parts volume	187.8	120.0	67.8
Average aftermarket parts sales prices	82.5		82.5
Average aftermarket parts direct costs		57.8	(57.8)
Warehouse and other indirect costs		8.0	(8.0)
Currency translation	(15.0)	(11.1)	(3.9)

Total increase	255.3	174.7	80.6

2014	$3,077.5	$2,281.7	$795.8

•	Higher market demand in all markets resulted in increased aftermarket parts sales volume of $187.8 million and related cost of sales by $120.0 million.

•	Average aftermarket parts sales prices increased sales by $82.5 million reflecting improved price realization in all markets.

•	Average aftermarket parts direct costs increased $57.8 million due to higher material costs in all markets.

•	Warehouse and other indirect costs increased $8.0 million primarily due to additional costs to support higher sales volume.

•	Parts gross margins in 2014 of 25.9% increased from 25.3% in 2013 due to the factors noted above.

Parts SG&A expense for 2014 increased to $207.5 million from $204.1 million in 2013. The increase was primarily due to higher salaries and related expenses. As a percentage of sales, Parts SG&A decreased to 6.7% in 2014 from 7.2% in 2013, reflecting higher sales volume.

Financial Services

The Company’s Financial Services segment accounted for 6% and 7% of total revenues for 2014 and 2013, respectively.

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

In 2014, new loan and lease volume of $4.46 billion increased 3% compared to $4.32 billion in 2013. PFS finance market share on new PACCAR truck sales was 27.7% in 2014 compared to 29.2% in 2013 due to increased competition.

PFS revenue of $1.20 billion in 2014 was comparable to $1.17 billion in 2013. PFS income before income taxes increased to a record $370.4 million compared to $340.2 million in 2013, primarily due to higher finance and lease margins related to increased average earning asset balances.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between 2014 and 2013 are outlined below:

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

•    Lower market rates resulted in lower portfolio yields (5.3% in 2014 and 5.6% in 2013) and lower borrowing rates (1.6% in 2014 and 2.0% in 2013).

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Year Ended December 31,		2014	2013
Operating lease and rental revenues		$712.2	$663.0
Used truck sales and other		29.4	49.1
Operating lease, rental and other revenues		$741.6	$712.1

Depreciation of operating lease equipment		$472.3	$435.4
Vehicle operating expenses		100.6	98.1
Cost of used truck sales and other		15.6	38.2

Depreciation and other expenses		$588.5	$571.7

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between 2014 and 2013 are outlined below:
($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
2013	$712.1	$571.7	$140.4
Increase (decrease)
Used truck sales	(20.5)	(20.7)	.2
Results on returned lease assets		(6.5)	6.5
Average operating lease assets	39.7	30.6	9.1
Revenue and cost per asset	10.5	15.7	(5.2)
Currency translation and other	(.2)	(2.3)	2.1

Total increase	29.5	16.8	12.7

2014	$741.6	$588.5	$153.1

•	A lower volume of used truck sales decreased operating lease, rental and other revenues by $20.5 million and decreased depreciation and other expenses by $20.7 million.

•	Average operating lease assets increased $222.3 million in 2014, which increased revenues by $39.7 million and related depreciation and other expenses by $30.6 million.

•	Revenue per asset increased $10.5 million due to higher rental rates, partially offset by lower fee income. Cost per asset increased $15.7 million due to higher depreciation and maintenance expenses.

The following table summarizes the provision for losses on receivables and net charge-offs:

	2014		2013
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$6.1	$5.1	$1.9	$.5
Europe	5.4	6.5	7.4	11.0
Mexico and Australia	3.9	4.4	3.6	2.1

	$15.4	$16.0	$12.9	$13.6

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

The post-modification balances of accounts modified during the years ended December 31, 2014 and 2013 are summarized below:

($ in millions)	2014		2013
	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$181.6	2.5%	$233.0	3.2%
Insignificant delay	64.1	.9%	110.1	1.6%
Credit - no concession	31.5	.4%	24.2	.3%
Credit - TDR	26.4	.4%	13.6	.2%

	$303.6	4.2%	$380.9	5.3%

*	Recorded investment immediately after modification as a percentage of the year-end retail portfolio balance.

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

Income Taxes

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

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)
At December 31,	2015	2014	2013
Cash and cash equivalents	$2,016.4	$1,737.6	$1,750.1
Marketable debt securities	1,448.1	1,272.0	1,267.5

	$3,464.5	$3,009.6	$3,017.6

The Company’s total cash and marketable debt securities at December 31, 2015 increased $454.9 million from the balances at December 31, 2014, primarily due to an increase in cash and cash equivalents.

The change in cash and cash equivalents is summarized below:

($ in millions)
Year Ended December 31,	2015	2014	2013
Operating activities:
Net income	$1,604.0	$1,358.8	$1,171.3
Net income items not affecting cash	910.9	875.5	957.5
Pension contributions	(62.9)	(81.1)	(26.2)
Changes in operating assets and liabilities, net	104.0	(29.6)	273.1

Net cash provided by operating activities	2,556.0	2,123.6	2,375.7
Net cash used in investing activities	(1,974.9)	(1,531.9)	(2,151.0)
Net cash (used in) provided by financing activities	(196.5)	(520.5)	273.8
Effect of exchange rate changes on cash	(105.8)	(83.7)	(20.8)

Net increase (decrease) in cash and cash equivalents	278.8	(12.5)	477.7
Cash and cash equivalents at beginning of the year	1,737.6	1,750.1	1,272.4

Cash and cash equivalents at end of the year	$2,016.4	$1,737.6	$1,750.1

2015 Compared to 2014:

Operating activities: Cash provided by operations increased $432.4 million to $2.56 billion in 2015 compared to $2.12 billion in 2014. Higher operating cash flow reflects $245.2 million of higher net income and $253.8 million from inventory as there was $64.3 million in net inventory reductions in 2015 vs. $189.5 million in net inventory purchases in 2014. In addition, higher cash inflows reflects $176.6 million from accounts receivables as collections exceeded sales in 2015 ($105.3 million) compared to sales exceeding collections in 2014 ($71.3 million). A lower increase in Financial Services sales-type finance leases and dealer direct loans on new trucks also contributed $126.5 million. These cash inflows were partially offset by cash outflows of $414.9 million from accounts payable and accrued expenses, where payments from goods and services exceeded purchases in 2015 ($162.6 million) compared to purchases exceeding payments in 2014 ($252.3 million).

Investing activities: Cash used in investing activities of $1.97 billion in 2015 increased $443.0 million from the $1.53 billion used in 2014, primarily due to higher cash used in the acquisitions of equipment for operating leases of $199.4 million, $169.7 million higher net purchases of marketable securities and $116.0 million in higher net originations of retail loans and direct financing leases in 2015. These outflows were partially offset by higher proceeds from asset disposals of $53.3 million.

Financing activities: Cash used in financing activities was $196.5 million in 2015 compared to $520.5 million in 2014. The Company paid $680.5 million of dividends in 2015 compared to $623.8 million paid in 2014, an increase of $56.7 million. In addition, the Company repurchased 3.8 million shares of common stock for $201.6 million in 2015 compared to .7 million shares for $42.7 million in 2014. In 2015, the Company issued $1.99 billion of term debt and $250.7 million of commercial paper and short-term bank loans and repaid maturing term debt of $1.58 billion. In 2014, the Company issued $1.65 billion of term debt and $349.1 million of commercial paper and short-term bank loans and repaid maturing term debt of $1.88 billion. This resulted in cash provided by borrowing activities of $663.8 million in 2015, $546.9 million higher than cash provided by borrowing activities of $116.9 million in 2014.

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

Financing activities: Cash used in financing activities was $520.5 million for 2014 compared to cash provided by financing activities of $273.8 million in 2013. The Company paid $623.8 million of dividends in 2014 compared to $283.1 million paid in 2013, an increase of $340.7 million. The higher dividends in 2014 reflect a special dividend declared in 2013 and paid in early 2014. In 2013, there was no special dividend payment, as the 2012 special dividend was declared and paid in 2012. The Company also repurchased .7 million shares of common stock for $42.7 million in 2014. In 2014, the Company issued $1.65 billion in term debt and $349.1 million of commercial paper and short-term bank loans and repaid term debt of $1.88 billion. In 2013, the Company issued $2.13 billion in term debt and repaid term debt of $568.9 million and reduced its outstanding commercial paper and bank loans by $1.04 billion. This resulted in cash provided by borrowing activities of $116.9 million, $409.0 million lower than cash provided by borrowing activities of $525.9 million in 2013.

Credit Lines and Other:

The Company has line of credit arrangements of $3.43 billion, of which $3.26 billion were unused at December 31, 2015. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion expires in June 2016, $1.0 billion expires in June 2019 and $1.0 billion expires in June 2020. The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the year ended December 31, 2015.

On September 21, 2015, the Company completed the repurchase of $300.0 million of the Company’s common stock under authorizations approved in December 2011. On September 23, 2015, PACCAR’s Board of Directors approved the repurchase of an additional $300.0 million of the Company’s common stock, and as of December 31, 2015, $136.3 million of shares have been repurchased pursuant to the 2015 authorization.

At December 31, 2015 and December 31, 2014, the Company had cash and cash equivalents and marketable debt securities of $1.82 billion and $1.60 billion, respectively, which are considered indefinitely reinvested in foreign subsidiaries. The Company periodically repatriates foreign earnings that are not indefinitely reinvested. Dividends paid by foreign subsidiaries to the U.S. parent were $.24 billion, $.24 billion and $.19 billion in 2015, 2014 and 2013, respectively. The Company believes that its U.S. cash and cash equivalents and marketable debt securities, future operating cash flow and access to the capital markets, along with periodic repatriation of foreign earnings, will be sufficient to meet U.S. liquidity requirements.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for property, plant and equipment in 2015 increased to $306.5 million from $220.8 million in 2014, primarily due to higher investments by DAF in Europe and the construction of a new parts distribution center in Renton, Washington. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $5.92 billion, which have significantly increased the operating capacity and efficiency of its facilities and the competitive advantage of the Company’s premium products.

In 2016, capital investments are expected to be $325 to $375 million, and R&D is expected to be $240 to $270 million focused on enhanced aftermarket support, manufacturing facilities and new product development.

The Company conducts business in Spain, Italy, Portugal, Ireland, Greece, Russia, Ukraine and certain other countries which have been experiencing significant financial stress, fiscal or political strain and the corresponding potential default. The Company routinely monitors its financial exposure to global financial conditions, global counterparties and operating environments. As of December 31, 2015, the Company had finance and trade receivables in these countries of approximately 1% of consolidated total assets. In addition, the Company’s exposures in these countries were insignificant for both derivative counterparty credit and marketable debt security investments in corporate or sovereign government securities as of December 31, 2015.

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

The Company issues commercial paper for a portion of its funding in its Financial Services segment. Some of this commercial paper is converted to fixed interest rate debt through the use of interest-rate swaps, which are used to manage interest-rate risk.

In November 2015, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2015 was $4.40 billion. The registration expires in November 2018 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2015, the Company’s European finance subsidiary, PACCAR Financial Europe, had €269.0 million available for issuance under a €1.50 billion medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2015 and is renewable annually through the filing of new listing particulars.

In April 2011, PACCAR Financial Mexico (PFM) registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2016 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At December 31, 2015, 8.04 billion pesos remained available for issuance. PFM intends to file a new program in April 2016.

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

Commitments

The following summarizes the Company’s contractual cash commitments at December 31, 2015:

	MATURITY
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Borrowings*	$4,236.6	$3,652.9	$703.1		$8,592.6
Purchase obligations	177.4	56.9			234.3
Interest on debt**	69.9	82.5	18.5		170.9
Operating leases	23.2	18.9	3.9	$1.4	47.4
Other obligations	44.5	10.6	1.7	7.3	64.1

	$4,551.6	$3,821.8	$727.2	$8.7	$9,109.3

*       Commercial paper included in borrowings is at par value.

**     Interest on floating-rate debt is based on the applicable market rates at December 31, 2015.

Total cash commitments for borrowings and interest on term debt are $8.76 billion and were related to the Financial Services segment. As described in Note I of the consolidated financial statements, borrowings consist primarily of term notes and commercial paper issued by the Financial Services segment. The Company expects to fund its maturing Financial Services debt obligations principally from funds provided by collections from customers on loans and lease contracts, as well as from the proceeds of commercial paper and medium-term note borrowings. Purchase obligations are the Company’s contractual commitments to acquire future production inventory and capital equipment. Other obligations include deferred cash compensation.

The Company’s other commitments include the following at December 31, 2015:

	COMMITMENT EXPIRATION
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Loan and lease commitments	$634.7				$634.7
Residual value guarantees	284.0	$325.6	$75.8	$6.0	691.4
Letters of credit	15.2	1.4		.1	16.7

	$933.9	$327.0	$75.8	$6.1	$1,342.8

Loan and lease commitments are for funding new retail loan and lease contracts. Residual value guarantees represent the Company’s commitment to acquire trucks at a guaranteed value if the customer decides to return the truck at a specified date in the future.

IMPACT OF ENVIRONMENTAL MATTERS:

The Company, its competitors and industry in general are subject to various domestic and foreign requirements relating to the environment. The Company believes its policies, practices and procedures are designed to prevent unreasonable risk of environmental damage and that its handling, use and disposal of hazardous or toxic substances have been in accordance with environmental laws and regulations in effect at the time such use and disposal occurred.

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities in the years ended

December 31, 2015, 2014 and 2013 were $2.0 million, $1.2 million and $2.3 million, respectively. Management expects that these matters will not have a significant effect on the Company’s consolidated cash flow, liquidity or financial condition.

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

During 2015, 2014 and 2013, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a decrease in depreciation expense of $5.8 million, $10.6 million and $4.4 million, respectively.

At December 31, 2015, the aggregate residual value of equipment on operating leases in the Financial Services segment and residual value guarantee on trucks accounted for as operating leases in the Truck segment was $2.10 billion. A 10% decrease in used truck values worldwide, expected to persist over the remaining maturities of the Company’s operating leases, would reduce residual value estimates and result in the Company recording an average of approximately $52.6 million of additional depreciation per year.

Allowance for Credit Losses

The allowance for credit losses related to the Company’s loans and finance leases is disclosed in Note D of the consolidated financial statements. The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and direct and sales-type finance leases, net of unearned interest. The wholesale segment consists of truck inventory financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires periodic reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases, obtains guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest, generally over 36 to 60 months, and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

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

The Company evaluates finance receivables that are not individually impaired on a collective basis and determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past due account data and current market conditions. Information used includes assumptions regarding the likelihood of collecting current and past due accounts, repossession rates, the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse. The Company has developed a range of loss estimates for each of its country portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. After determining the appropriate level of the allowance for credit losses, a provision for losses on finance receivables is charged to income as necessary to reflect management’s estimate of incurred credit losses, net of recoveries, inherent in the portfolio.

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 20% and 70%. Over the past three years, the Company’s year-end 30+ days past due accounts were .5% of loan and lease receivables. Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 5 to 30 basis points of receivables. At December 31, 2015, 30+ days past dues were .5%. If past dues were 100 basis points higher or 1.5% as of December 31, 2015, the Company’s estimate of credit losses would likely have increased by a range of $5 to $25 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

Product Warranty

Product warranty is disclosed in Note H of the consolidated financial statements. The expenses related to product warranty are estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. Management takes actions to minimize warranty costs through quality-improvement programs; however, actual claim costs incurred could materially differ from the estimated amounts and require adjustments to the reserve. Historically those adjustments have not been material. Over the past three years, warranty expense as a percentage of Truck, Parts and Other net sales and revenues has ranged between 1.4% and 1.8%. If the 2015 warranty expense had been .2% higher as a percentage of net sales and revenues in 2015, warranty expense would have increased by approximately $36 million.

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

Because differences between actual results and the assumptions for returns on plan assets, retirement rates and mortality rates are accumulated and amortized into expense over future periods, management does not believe these differences or a typical percentage change in these assumptions worldwide would have a material effect on its financial results in the next year. The most significant assumption which could negatively affect pension expense is a decrease in the discount rate. If the discount rate were to decrease .5%,

2015 net pension expense would increase to $107.6 million from $85.0 million and the projected benefit obligation would increase $207.2 million to $2.5 billion from $2.3 billion.

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

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs or litigation; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Fair Value Gains (Losses)	2015	2014
CONSOLIDATED:
Assets
Cash equivalents and marketable debt securities	$(21.7)	$(18.0)
FINANCIAL SERVICES:
Assets
Fixed rate loans	(71.3)	(69.7)
Liabilities
Fixed rate term debt	79.0	66.0
Interest-rate swaps	19.3	36.8

Total	$5.3	$15.1

Currency Risks - The Company enters into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations of foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso (see Note O for additional information concerning these hedges). Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted foreign currency exchange rates would be a loss of $30.4 related to contracts outstanding at December 31, 2015, compared to a loss of $36.2 at December 31, 2014. These amounts would be largely offset by changes in the values of the underlying hedged exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2015	2014	2013
	(millions, except per share data)
TRUCK, PARTS AND OTHER:
Net sales and revenues	$17,942.8	$17,792.8	$15,948.9

Cost of sales and revenues	15,292.1	15,481.6	13,900.7
Research and development	239.8	215.6	251.4
Selling, general and administrative	445.9	465.2	465.3
Interest and other expense, net	12.3	5.5	5.3

	15,990.1	16,167.9	14,622.7

Truck, Parts and Other Income Before Income Taxes	1,952.7	1,624.9	1,326.2

FINANCIAL SERVICES:
Interest and fees	443.8	462.6	462.8
Operating lease, rental and other revenues	728.5	741.6	712.1

Revenues	1,172.3	1,204.2	1,174.9

Interest and other borrowing expenses	118.0	133.7	155.9
Depreciation and other expenses	583.7	588.5	571.7
Selling, general and administrative	95.6	96.2	94.2
Provision for losses on receivables	12.4	15.4	12.9

	809.7	833.8	834.7

Financial Services Income Before Income Taxes	362.6	370.4	340.2

Investment income	21.8	22.3	28.6

Total Income Before Income Taxes	2,337.1	2,017.6	1,695.0
Income taxes	733.1	658.8	523.7

Net Income	$1,604.0	$1,358.8	$1,171.3

Net Income Per Share
Basic	$4.52	$3.83	$3.31

Diluted	$4.51	$3.82	$3.30

Weighted Average Number of Common Shares Outstanding
Basic	354.6	355.0	354.2

Diluted	355.6	356.1	355.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2015	2014	2013
	(millions)
Net income	$1,604.0	$1,358.8	$1,171.3
Other comprehensive (loss) income:
Unrealized gains (losses) on derivative contracts
Gains arising during the period	38.7	26.1	53.2
Tax effect	(10.8)	(6.1)	(16.3)
Reclassification adjustment	(29.3)	(23.5)	(35.6)
Tax effect	8.5	5.1	10.8

	7.1	1.6	12.1
Unrealized (losses) gains on marketable debt securities
Net holding (loss) gain	(2.3)	5.5	(8.3)
Tax effect	.6	(1.3)	2.2
Reclassification adjustment	(2.1)	(.9)	1.7
Tax effect	.6	.3	(.5)

	(3.2)	3.6	(4.9)
Pension plans
Gains (losses) arising during the period	17.7	(291.1)	324.9
Tax effect	(2.6)	105.3	(120.1)
Reclassification adjustment	42.4	22.0	45.3
Tax effect	(14.8)	(7.1)	(15.8)

	42.7	(170.9)	234.3
Foreign currency translation losses	(483.8)	(422.8)	(73.3)

Net other comprehensive (loss) income	(437.2)	(588.5)	168.2

Comprehensive Income	$1,166.8	$770.3	$1,339.5

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2015	2014
	(millions)
ASSETS
TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$1,929.9	$1,665.1
Trade and other receivables, net	879.0	1,047.1
Marketable debt securities	1,448.1	1,272.0
Inventories, net	796.5	925.7
Other current assets	245.7	290.5

Total Truck, Parts and Other Current Assets	5,299.2	5,200.4

Equipment on operating leases, net	992.2	934.5
Property, plant and equipment, net	2,176.4	2,313.3
Other noncurrent assets, net	387.4	253.3

Total Truck, Parts and Other Assets	8,855.2	8,701.5

FINANCIAL SERVICES:
Cash and cash equivalents	86.5	72.5
Finance and other receivables, net	9,303.6	9,042.6
Equipment on operating leases, net	2,380.8	2,306.0
Other assets	483.7	496.2

Total Financial Services Assets	12,254.6	11,917.3

	$21,109.8	$20,618.8

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2015	2014
	(millions)
LIABILITIES AND STOCKHOLDERS’ EQUITY
TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,071.7	$2,297.2
Dividend payable	492.6	354.4

Total Truck, Parts and Other Current Liabilities	2,564.3	2,651.6
Residual value guarantees and deferred revenues	1,047.4	970.9
Other liabilities	720.2	718.8

Total Truck, Parts and Other Liabilities	4,331.9	4,341.3

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	356.9	384.5
Commercial paper and bank loans	2,796.5	2,641.9
Term notes	5,795.0	5,588.7
Deferred taxes and other liabilities	889.1	909.2

Total Financial Services Liabilities	9,837.5	9,524.3

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares; issued 351.3 million and 355.2 million shares	351.3	355.2
Additional paid-in capital	69.3	156.7
Treasury stock, at cost - nil and .7 million shares		(42.7)
Retained earnings	7,536.8	6,863.8
Accumulated other comprehensive loss	(1,017.0)	(579.8)

Total Stockholders’ Equity	6,940.4	6,753.2

	$21,109.8	$20,618.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2015	2014	2013
	(millions)
OPERATING ACTIVITIES:
Net Income	$1,604.0	$1,358.8	$1,171.3
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	292.2	285.2	210.7
Equipment on operating leases and other	614.9	632.5	600.0
Provision for losses on financial services receivables	12.4	15.4	12.9
Deferred taxes	(55.2)	(98.0)	97.3
Other, net	46.6	40.4	36.6
Pension contributions	(62.9)	(81.1)	(26.2)
Change in operating assets and liabilities:
Decrease (increase) in assets other than cash and cash equivalents:
Receivables:
Trade and other receivables	105.3	(71.3)	(115.0)
Wholesale receivables on new trucks	(273.4)	(232.8)	(82.5)
Sales-type finance leases and dealer direct loans on new trucks	(6.6)	(133.1)	(101.9)
Inventories	64.3	(189.5)	(39.6)
Other assets, net	(125.1)	(72.0)	(86.9)
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(162.6)	252.3	240.8
Residual value guarantees and deferred revenues	242.0	123.1	261.8
Other liabilities, net	260.1	293.7	196.4

Net Cash Provided by Operating Activities	2,556.0	2,123.6	2,375.7

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(3,064.5)	(3,114.2)	(2,992.8)
Collections on retail loans and direct financing leases	2,681.9	2,847.6	2,469.2
Net (increase) decrease in wholesale receivables on used equipment	(24.7)	1.1	6.5
Purchases of marketable debt securities	(1,329.8)	(1,122.5)	(990.1)
Proceeds from sales and maturities of marketable debt securities	1,035.5	997.9	888.9
Payments for property, plant and equipment	(286.7)	(298.2)	(510.6)
Acquisitions of equipment for operating leases	(1,438.5)	(1,239.1)	(1,362.2)
Proceeds from asset disposals	448.8	395.5	340.1
Other, net	3.1

Net Cash Used in Investing Activities	(1,974.9)	(1,531.9)	(2,151.0)

FINANCING ACTIVITIES:
Payments of cash dividends	(680.5)	(623.8)	(283.1)
Purchases of treasury stock	(201.6)	(42.7)
Proceeds from stock compensation transactions	21.8	29.1	31.0
Net increase (decrease) in commercial paper and short-term bank loans	250.7	349.1	(1,039.3)
Proceeds from term debt	1,993.2	1,650.8	2,134.1
Payments on term debt	(1,580.1)	(1,883.0)	(568.9)

Net Cash (Used in) Provided by Financing Activities	(196.5)	(520.5)	273.8
Effect of exchange rate changes on cash	(105.8)	(83.7)	(20.8)

Net Increase (Decrease) in Cash and Cash Equivalents	278.8	(12.5)	477.7
Cash and cash equivalents at beginning of year	1,737.6	1,750.1	1,272.4

Cash and cash equivalents at end of year	$2,016.4	$1,737.6	$1,750.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 31,	2015	2014	2013
	(millions, except per share data)
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of year	$355.2	$354.3	$353.4
Treasury stock retirement	(4.6)
Stock compensation	.7	.9	.9

Balance at end of year	351.3	355.2	354.3

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	156.7	106.2	56.6
Treasury stock retirement	(128.5)
Stock compensation and tax benefit	41.1	50.5	49.6

Balance at end of year	69.3	156.7	106.2

TREASURY STOCK, AT COST:
Balance at beginning of year	(42.7)
Purchases, shares: 2015 - 3.85; 2014 - .73; 2013 - nil	(201.6)	(42.7)
Retirements	244.3

Balance at end of year		(42.7)

RETAINED EARNINGS:
Balance at beginning of year	6,863.8	6,165.1	5,596.4
Net income	1,604.0	1,358.8	1,171.3
Cash dividends declared on common stock, per share: 2015 - $2.32; 2014 - $1.86; 2013 - $1.70	(819.8)	(660.1)	(602.6)
Treasury stock retirement	(111.2)

Balance at end of year	7,536.8	6,863.8	6,165.1

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance at beginning of year	(579.8)	8.7	(159.5)
Other comprehensive (loss) income	(437.2)	(588.5)	168.2

Balance at end of year	(1,017.0)	(579.8)	8.7

Total Stockholders’ Equity	$6,940.4	$6,753.2	$6,634.3

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

A.	SIGNIFICANT ACCOUNTING POLICIES

Description of Operations: PACCAR Inc (the Company or PACCAR) is a multinational company operating in three principal segments: (1) the Truck segment includes the design and manufacture of high-quality, light-, medium- and heavy-duty commercial trucks; (2) the Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles; and (3) the Financial Services segment (PFS) includes finance and leasing products and services provided to customers and dealers. PACCAR’s finance and leasing activities are principally related to PACCAR products and associated equipment. PACCAR’s sales and revenues are derived primarily from North America and Europe. The Company also operates in Australia and Brasil and sells trucks and parts to customers in Asia, Africa, Middle East and South America.

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

Financial Services: Interest income from finance and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest income over the expected life of the contracts, generally 36 to 60 months, using the straight-line method which approximates the interest method. For operating leases, rental revenue is recognized on a straight-line basis over the lease term. Rental revenues for the years ended December 31, 2015, 2014 and 2013 were $668.6, $681.5 and $631.7, respectively. Depreciation and related leased unit operating expenses were $536.2, $544.0 and $503.5 for the years ended December 31, 2015, 2014 and 2013, respectively.

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2015 or December 31, 2014. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

Cash and Cash Equivalents: Cash equivalents consist of liquid investments with a maturity at date of purchase of 90 days or less.

Marketable Debt Securities: The Company’s investments in marketable debt securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) (AOCI).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

The Company evaluates its investment in marketable debt securities at the end of each reporting period to determine if a decline in fair value is other than temporary. Realized losses are recognized upon management’s determination that a decline in fair value is other than temporary. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions regarding the amount and timing of recovery. The Company reviews and evaluates its investments at least quarterly to identify investments that have indications of other-than-temporary impairments. It is reasonably possible that a change in estimate could occur in the near term relating to other-than-temporary impairment. Accordingly, the Company considers several factors when evaluating debt securities for other-than-temporary impairment, including whether the decline in fair value of the security is due to increased default risk for the specific issuer or market interest-rate risk.

In assessing default risk, the Company considers the collectability of principal and interest payments by monitoring changes to issuers’ credit ratings, specific credit events associated with individual issuers as well as the credit ratings of any financial guarantor, and the extent and duration to which amortized cost exceeds fair value.

In assessing market interest-rate risk, including benchmark interest rates and credit spreads, the Company considers its intent for selling the securities and whether it is more likely than not the Company will be able to hold these securities until the recovery of any unrealized losses.

Receivables:

Trade and Other Receivables: The Company’s trade and other receivables are recorded at cost, net of allowances. At December 31, 2015 and 2014, respectively, trade and other receivables include trade receivables from dealers and customers of $739.2 and $882.2 and other receivables of $139.8 and $165.0 relating primarily to value added tax receivables and supplier allowances and rebates.

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

Operating lease receivables and other – Operating lease receivables and other include monthly rentals due on operating leases, unamortized loan and lease origination costs, interest on loans and other amounts due within one year in the normal course of business.

Allowance for Credit Losses:

Truck, Parts and Other: The Company historically has not experienced significant losses or past due amounts on trade and other receivables in its Truck, Parts and Other businesses. Accounts are considered past due once the unpaid balance is over 30 days outstanding based on contractual payment terms. Accounts are charged-off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible. The allowance for credit losses for Truck, Parts and Other was $1.3 and $1.9 for the years ended December 31, 2015 and 2014, respectively. Net charge-offs were $.3, $.2 and $.2 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

The Company modifies loans and finance leases in the normal course of its Financial Services operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Insignificant delays are modifications extending terms up to three months for customers experiencing some short-term financial stress, but not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification.

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

On average, modifications extended contractual terms by approximately seven months in 2015 and five months in 2014 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2015 and 2014.

The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and direct and sales-type finance leases, net of unearned interest. The wholesale segment consists of truck inventory financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires periodic reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases, obtains guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest, generally over 36 to 60 months, and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

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

The Company evaluates finance receivables that are not individually impaired on a collective basis and determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past due account data and current market conditions. Information used includes assumptions regarding the likelihood of collecting current and past due accounts, repossession rates, the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse. The Company has developed a range of loss estimates for each of its country portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined as probable based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. After determining the appropriate level of the allowance for credit losses, a provision for losses on finance receivables is charged to income as necessary to reflect management’s estimate of incurred credit losses, net of recoveries, inherent in the portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

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

Accounts are charged-off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible, which generally occurs upon repossession of the collateral. Typically the timing between the repossession and charge-off is not significant. In cases where repossession is delayed (e.g., for legal proceedings), the Company records a partial charge-off. The charge-off is determined by comparing the fair value of the collateral, less cost to sell, to the recorded investment.

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

Long-lived Assets and Goodwill: The Company evaluates the carrying value of property, plant and equipment when events and circumstances warrant a review. Goodwill is tested for impairment at least on an annual basis. There were no impairment charges for the three years ended December 31, 2015. Goodwill was $105.6 and $128.6 at December 31, 2015 and 2014, respectively. The decrease in value was mostly due to currency translation.

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

Derivative Financial Instruments: As part of its risk management strategy, the Company enters into derivative contracts to hedge against interest rates and foreign currency risk. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. All of the Company’s interest-rate and certain foreign-exchange contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio is $132.2 at December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

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

Foreign Currency Translation: For most of the Company’s foreign subsidiaries, the local currency is the functional currency. All assets and liabilities are translated at year-end exchange rates and all income statement amounts are translated at the weighted average rates for the period. Translation adjustments are recorded in AOCI. The Company uses the U.S. dollar as the functional currency for all but one of its Mexican subsidiaries, which uses the local currency. For the U.S. functional currency entities in Mexico, inventories, cost of sales, property, plant and equipment and depreciation are remeasured at historical rates and resulting adjustments are included in net income.

Earnings per Share: Basic earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding, plus the effect of any participating securities. Diluted earnings per common share are computed assuming that all potentially dilutive securities are converted into common shares under the treasury stock method.

New Accounting Pronouncements: In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-1, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment in this ASU addresses the recognition, measurement, presentation and disclosure of financial instruments. The ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The Company is currently evaluating the impact on its consolidated financial statements.

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by requiring all deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The amendment may be applied either prospectively or retrospectively to all periods presented. This ASU is effective for annual periods beginning after December 15, 2016, and early adoption is permitted. The Company adopted ASU 2015-17 prospectively as of December 31, 2015, accordingly, prior period deferred income tax assets and liabilities were not adjusted.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

The FASB also issued the following standards, none of which are expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE*
2015-11	Inventory (Topic 330): Simplifying the Measurement of Inventory.	January 1, 2017

2015-07	Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).	January 1, 2016

2015-05	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.	January 1, 2016

2015-03	Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.	January 1, 2016

2015-15	Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measure of Debt Issuance Costs Associated with Line-of-Credit Arrangements.	January 1, 2016

2014-12	Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period.	January 1, 2016

*	The Company expects to adopt on the effective date.

B.	INVESTMENTS IN MARKETABLE DEBT SECURITIES

Marketable debt securities consisted of the following at December 31:

2015	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$505.0	$.7	$.3	$505.4
U.S. corporate securities	76.7	.1	.1	76.7
U.S. government and agency securities	15.7	.1	.1	15.7
Non-U.S. corporate securities	585.6	1.8	.4	587.0
Non-U.S. government securities	192.7	1.1	.1	193.7
Other debt securities	69.6	.1	.1	69.6

	$1,445.3	$3.9	$1.1	$1,448.1

2014	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$362.9	$.8	$.3	$363.4
U.S. corporate securities	80.9	.6		81.5
U.S. government and agency securities	8.0			8.0
Non-U.S. corporate securities	528.1	3.9		532.0
Non-U.S. government securities	192.1	2.0		194.1
Other debt securities	92.8	.3	.1	93.0

	$1,264.8	$7.6	$.4	$1,272.0

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $2.6, $1.2 and $2.0, and gross realized losses were $.8, $.1 and $.7 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

At December 31,	2015		2014
	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER
Fair value	$579.0		$249.6
Unrealized losses	1.1		.4

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

Contractual maturities at December 31, 2015 were as follows:

Maturities:	AMORTIZED COST	FAIR VALUE
Within one year	$437.1	$437.4
One to five years	1,008.0	1,010.5
Six to ten years	.2	.2

	$1,445.3	$1,448.1

C. INVENTORIES
Inventories include the following:
At December 31,	2015	2014
Finished products	$443.6	$512.3
Work in process and raw materials	528.9	587.7

	972.5	1,100.0
Less LIFO reserve	(176.0)	(174.3)

	$796.5	$925.7

Inventories valued using the LIFO method comprised 52% and 47% of consolidated inventories before deducting the LIFO reserve at both December 31, 2015 and 2014, respectively.
D. FINANCE AND OTHER RECEIVABLES

Finance and other receivables include the following:
At December 31,	2015	2014
Loans	$4,011.7	$3,968.5
Direct financing leases	2,719.5	2,752.8
Sales-type finance leases	969.8	972.8
Dealer wholesale financing	1,950.1	1,755.8
Operating lease receivables and other	131.9	99.5
Unearned interest: Finance leases	(364.6)	(384.8)

	$9,418.4	$9,164.6
Less allowance for losses:
Loans and leases	(99.2)	(105.5)
Dealer wholesale financing	(7.3)	(9.0)
Operating lease receivables and other	(8.3)	(7.5)

	$9,303.6	$9,042.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

The net activity of sales-type finance leases, dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

Annual minimum payments due on finance receivables are as follows:

Beginning January 1, 2016				LOANS	FINANCE LEASES
2016				$1,238.4	$1,083.3
2017				1,049.7	883.7
2018				806.5	672.3
2019				544.3	465.4
2020				331.7	261.9
Thereafter				41.1	112.9

				$4,011.7	$3,479.5

Estimated residual values included with finance leases amounted to $209.8 in 2015 and $204.0 in 2014. Experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, repayment experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while others may be extended or modified.

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

Allowance for Credit Losses: The allowance for credit losses is summarized as follows:

	2015
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$9.0	$11.9	$93.6	$7.5	$122.0
Provision for losses	(.8)	(1.4)	11.6	3.0	12.4
Charge-offs	(.3)		(13.6)	(3.2)	(17.1)
Recoveries			3.5	.5	4.0
Currency translation and other	(.6)	(.2)	(6.2)	.5	(6.5)

Balance at December 31	$7.3	$10.3	$88.9	$8.3	$114.8

	2014
	DEALER		CUSTOMER RETAIL	OTHER*	TOTAL
	WHOLESALE	RETAIL
Balance at January 1	$10.4	$13.4	$97.5	$8.0	$129.3
Provision for losses	.3	(1.4)	14.8	1.7	15.4
Charge-offs	(.9)		(18.2)	(2.2)	(21.3)
Recoveries			4.6	.7	5.3
Currency translation and other	(.8)	(.1)	(5.1)	(.7)	(6.7)

Balance at December 31	$9.0	$11.9	$93.6	$7.5	$122.0

*	Operating lease and other trade receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

	2013
	DEALER		CUSTOMER RETAIL
	WHOLESALE	RETAIL		OTHER*	TOTAL
Balance at January 1	$11.8	$13.4	$99.2	$5.6	$130.0
Provision for losses	(.9)	.2	9.8	3.8	12.9
Charge-offs	(.5)		(21.2)	(2.8)	(24.5)
Recoveries			9.9	1.0	10.9
Currency translation and other		(.2)	(.2)	.4

Balance at December 31	$10.4	$13.4	$97.5	$8.0	$129.3

* Operating lease and other trade receivables. Information regarding finance receivables evaluated and determined individually and collectively is as follows:

		DEALER		CUSTOMER RETAIL
At December 31, 2015		WHOLESALE	RETAIL		TOTAL
Recorded investment for impaired finance receivables evaluated individually		$5.0		$64.0	$69.0
Allowance for impaired finance receivables determined individually		.3		6.5	6.8
Recorded investment for finance receivables evaluated collectively		1,945.1	$1,561.3	5,711.1	9,217.5
Allowance for finance receivables determined collectively		7.0	10.3	82.4	99.7

		DEALER		CUSTOMER RETAIL
At December 31, 2014		WHOLESALE	RETAIL		TOTAL
Recorded investment for impaired finance receivables evaluated individually		$4.9		$43.7	$48.6
Allowance for impaired finance receivables determined individually		.5		4.6	5.1
Recorded investment for finance receivables evaluated collectively		1,750.9	$1,606.5	5,659.1	9,016.5
Allowance for finance receivables determined collectively		8.5	11.9	89.0	109.4
The recorded investment for finance receivables that are on non-accrual status is as follows:
At December 31,				2015	2014
Dealer:
Wholesale				$5.0	$4.9
Customer retail:
Fleet				50.7	34.4
Owner/operator				10.0	8.9

				$65.7	$48.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

Impaired Loans: Impaired loans are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of December 31, 2015 and 2014 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
At December 31, 2015	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve	$5.0		$21.7	$2.4	$29.1
Associated allowance	(.3)		(3.5)	(.5)	(4.3)

	$4.7		$18.2	$1.9	$24.8
Impaired loans with no specific reserve			6.5	.3	6.8

Net carrying amount of impaired loans	$4.7		$24.7	$2.2	$31.6

Average recorded investment	$4.4		$26.6	$2.5	$33.5

	DEALER		CUSTOMER RETAIL
At December 31, 2014	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve	$.5		$12.7	$2.6	$15.8
Associated allowance	(.5)		(1.5)	(.5)	(2.5)

			$11.2	$2.1	$13.3
Impaired loans with no specific reserve	4.4		12.3		16.7

Net carrying amount of impaired loans	$4.4		$23.5	$2.1	$30.0

Average recorded investment	$8.8		$22.5	$2.8	$34.1

During the period the loans above were considered impaired, interest income recognized on a cash basis is as follows:
			2015	2014	2013
Interest income recognized:
Dealer wholesale				$.1	$.1
Customer retail - fleet			$1.4	1.2	2.9
Customer retail - owner/operator			.4	.4	.9

			$1.8	$1.7	$3.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

	DEALER		CUSTOMER RETAIL
At December 31, 2015	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$1,922.4	$1,561.3	$4,680.6	$996.6	$9,160.9
Watch	22.7		27.0	6.9	56.6
At-risk	5.0		53.8	10.2	69.0

	$1,950.1	$1,561.3	$4,761.4	$1,013.7	$9,286.5

	DEALER		CUSTOMER RETAIL
At December 31, 2014	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$1,739.5	$1,606.4	$4,430.9	$1,193.9	$8,970.7
Watch	11.4	.1	21.8	12.5	45.8
At-risk	4.9		34.8	8.9	48.6

	$1,755.8	$1,606.5	$4,487.5	$1,215.3	$9,065.1

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
At December 31, 2015	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$1,949.8	$1,561.3	$4,733.6	$1,002.7	$9,247.4
31 – 60 days past due			8.3	5.4	13.7
Greater than 60 days past due	.3		19.5	5.6	25.4

	$1,950.1	$1,561.3	$4,761.4	$1,013.7	$9,286.5

	DEALER		CUSTOMER RETAIL
At December 31, 2014	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$1,752.9	$1,606.5	$4,464.4	$1,200.0	$9,023.8
31 – 60 days past due	.6		10.6	6.9	18.1
Greater than 60 days past due	2.3		12.5	8.4	23.2

	$1,755.8	$1,606.5	$4,487.5	$1,215.3	$9,065.1

Troubled Debt Restructurings: The balance of TDRs was $52.3 and $36.0 at December 31, 2015 and 2014, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	2015		2014
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$38.3	$37.9	$24.4	$24.1
Owner/operator	6.5	6.5	2.3	2.3

	$44.8	$44.4	$26.7	$26.4

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the year ended by portfolio class are as follows:

			2015	2014
Fleet			$6.7	$.7
Owner/operator			.4	.2

			$7.1	$.9

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at December 31, 2015 and 2014.

Repossessions: When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at December 31, 2015 and 2014 was $14.6 and $19.0, respectively. Proceeds from the sales of repossessed assets were $48.0, $58.5 and $63.2 for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included in proceeds from asset disposals in the Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expenses on the Consolidated Statements of Income.

E.     EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases for Truck, Parts and Other and for the Financial Services segment is as follows:

	TRUCK, PARTS AND OTHER		FINANCIAL SERVICES
At December 31,	2015	2014	2015	2014
Equipment on operating leases	$1,282.6	$1,222.9	$3,335.5	$3,269.0
Less allowance for depreciation	(290.4)	(288.4)	(954.7)	(963.0)

	$992.2	$934.5	$2,380.8	$2,306.0

Annual minimum lease payments due on Financial Services operating leases beginning January 1, 2016 are $542.1, $415.4, $250.4, $108.0, $32.4 and $6.0 thereafter.

When the equipment is sold subject to an RVG, the full sales price is received from the customer. A liability is established for the residual value obligation with the remainder of the proceeds recorded as deferred lease revenue. These amounts are summarized below:

			TRUCK, PARTS AND OTHER
At December 31,			2015	2014
Residual value guarantees			$691.4	$629.1
Deferred lease revenues			356.0	341.8

			$1,047.4	$970.9

The deferred lease revenue is amortized on a straight-line basis over the RVG contract period. At December 31, 2015, the annual amortization of deferred revenues beginning January 1, 2016 is $134.9, $100.5, $64.3, $41.3, $14.7 and $.3 thereafter. Annual maturities of the RVGs beginning January 1, 2016 are $284.0, $228.0, $97.6, $49.7, $26.1 and $6.0 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

F.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment include the following:

At December 31,	USEFUL LIVES	2015	2014
Land		$222.1	$239.0
Buildings and improvements	10-40 years	1,061.7	1,082.8
Machinery, equipment and production tooling	3-12 years	3,237.1	3,316.7
Construction in progress		248.4	175.8

		4,769.3	4,814.3
Less allowance for depreciation		(2,592.9)	(2,501.0)

		$2,176.4	$2,313.3

G. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER Accounts payable, accrued expenses and other include the following:

At December 31,		2015	2014
Truck, Parts and Other:
Accounts payable		$929.7	$1,167.6
Product support liabilities		384.1	355.3
Accrued expenses		231.4	213.5
Accrued capital expenditures		85.7	63.9
Salaries and wages		197.2	224.9
Other		243.6	272.0

		$2,071.7	$2,297.2

H. PRODUCT SUPPORT LIABILITIES Changes in product support liabilities are summarized as follows:
WARRANTY RESERVES	2015	2014	2013
Balance at January 1	$310.8	$218.7	$208.8
Cost accruals	294.8	302.6	220.4
Payments	(228.8)	(210.5)	(211.5)
Change in estimates for pre-existing warranties	(21.3)	16.1	(1.2)
Currency translation	(9.3)	(16.1)	2.2

Balance at December 31	$346.2	$310.8	$218.7

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2015	2014	2013
Balance at January 1	$462.0	$411.8	$331.9
Deferred revenues	333.0	323.7	260.4
Revenues recognized	(248.4)	(246.1)	(188.3)
Currency translation	(21.8)	(27.4)	7.8

Balance at December 31	$524.8	$462.0	$411.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

Product support liabilities are included in the accompanying Consolidated Balance Sheets as follows:

	WARRANTY RESERVES		DEFERRED REVENUES
At December 31,	2015	2014	2015	2014
Truck, Parts and Other:
Accounts payable, accrued expenses and other	$241.6	$229.1	$142.5	$126.2
Other liabilities	104.6	81.7	368.2	324.5
Financial Services:
Deferred taxes and other liabilities			14.1	11.3

	$346.2	$310.8	$524.8	$462.0

I.       BORROWINGS AND CREDIT ARRANGEMENTS

Financial Services borrowings include the following:

	2015		2014
At December 31,	EFFECTIVE RATE	BORROWINGS	EFFECTIVE RATE	BORROWINGS
Commercial paper	.6%	$2,620.4	.8%	$2,506.0
Bank loans	4.8%	176.1	5.0%	135.9

		2,796.5		2,641.9
Term notes	1.4%	5,795.0	1.5%	5,588.7

	1.2%	$8,591.5	1.3%	$8,230.6

The commercial paper and term notes of $8,415.4 and $8,094.7 at December 31, 2015 and 2014 include a net effect of fair value hedges and unamortized discounts of $(1.1) and $(1.0), respectively. The effective rate is the weighted average rate as of December 31, 2015 and 2014 and includes the effects of interest-rate contracts.

The annual maturities of the Financial Services borrowings are as follows:

Beginning January 1, 2016	COMMERCIAL PAPER	BANK LOANS	TERM NOTES	TOTAL
2016	$2,621.2	$39.5	$1,575.9	$4,236.6
2017		20.3	2,229.9	2,250.2
2018		46.5	1,356.2	1,402.7
2019		32.0	579.0	611.0
2020		37.8	54.3	92.1

	$2,621.2	$176.1	$5,795.3	$8,592.6

Interest paid on borrowings was $101.3, $136.3 and $149.3 in 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company capitalized interest on borrowings of nil, $1.3 and $10.3, respectively, in Truck, Parts and Other.

The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets, and to a lesser extent, bank loans. The medium-term notes are issued by PACCAR Financial Corp. (PFC), PACCAR Financial Europe and PACCAR Financial Mexico.

In November 2015, the Company’s U.S. finance subsidiary, PFC, filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2015 was $4,400.0. The registration expires in November 2018 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2015, the Company’s European finance subsidiary, PACCAR Financial Europe, had €269.0 available for issuance under a €1,500.0 medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2015 and is renewable annually through the filing of new listing particulars.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

In April 2011, PACCAR Financial Mexico (PFM) registered a 10,000.0 peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2016 and limits the amount of commercial paper (up to one year) to 5,000.0 pesos. At December 31, 2015, 8,035.0 pesos remained available for issuance. PFM intends to file a new program in April 2016.

The Company has line of credit arrangements of $3,435.0, of which $3,256.4 were unused at December 31, 2015. Included in these arrangements are $3,000.0 of syndicated bank facilities, of which $1,000.0 expires in June 2016, $1,000.0 expires in June 2019 and $1,000.0 expires in June 2020. The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the year ended December 31, 2015.

J.	LEASES

The Company leases certain facilities and computer equipment under operating leases. Leases expire at various dates through the year 2023. At January 1, 2016, annual minimum rent payments under non-cancelable operating leases having initial or remaining terms in excess of one year are $23.2, $11.3, $7.6, $2.6, $1.3 and $1.4 thereafter. For the years ended December 31, 2015, 2014 and 2013, total rental expenses under all leases amounted to $30.5, $34.5 and $34.1, respectively.

K.	COMMITMENTS AND CONTINGENCIES

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has an undiscounted accrual to provide for the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities for the years ended December 31, 2015, 2014 and 2013 were $2.0, $1.2 and $2.3, respectively.

While the timing and amount of the ultimate costs associated with future environmental cleanup cannot be determined, management expects that these matters will not have a significant effect on the Company’s consolidated financial position.

At December 31, 2015, PACCAR had standby letters of credit of $16.7, which guarantee various insurance and financing activities. At December 31, 2015, PACCAR’s financial services companies, in the normal course of business, had outstanding commitments to fund new loan and lease transactions amounting to $634.7. The commitments generally expire in 90 days. The Company had other commitments, primarily to purchase production inventory, equipment and energy amounting to $219.9, $61.1 and $4.0 for 2016, 2017 and 2018, respectively, and nil for 2019 and 2020.

In January 2011, the European Commission (EC) commenced an investigation of all major European commercial vehicle manufacturers, including subsidiaries of the Company, concerning whether such companies participated in agreements or concerted practices to coordinate their commercial policy in the European Union. On November 20, 2014, the EC issued a Statement of Objections to the manufacturers, including DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH and PACCAR Inc as their parent. The Statement of Objections is a procedural step in which the EC expressed its preliminary view that the manufacturers had participated in anticompetitive practices in the European Union. The EC indicated that it will seek to impose significant fines on the manufacturers. DAF is cooperating with the EC and is preparing its response to the Statement of Objections. The EC will review the manufacturers’ responses before issuing a decision. Any decision would be subject to appeal. The Company is unable to estimate the potential fine at this time and accordingly, no accrual for any potential fine has been made as of December 31, 2015.

PACCAR is a defendant in various legal proceedings and, in addition, there are various other contingent liabilities arising in the normal course of business. After consultation with legal counsel, management does not anticipate that disposition of these proceedings (except for the EC matter noted above) and contingent liabilities will have a material effect on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

L.	EMPLOYEE BENEFITS

Severance Costs: The Company incurred severance expense in 2015, 2014 and 2013 of $3.3, $1.8 and $3.5, respectively.

Defined Benefit Pension Plans: The Company has several defined benefit pension plans, which cover a majority of its employees. The Company evaluates its actuarial assumptions on an annual basis and considers changes based upon market conditions and other factors.

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

The Company funds its pensions in accordance with applicable employee benefit and tax laws. The Company contributed $62.9 to its pension plans in 2015 and $81.1 in 2014. The Company expects to contribute in the range of $50.0 to $100.0 to its pension plans in 2016, of which $18.4 is estimated to satisfy minimum funding requirements. Annual benefits expected to be paid beginning January 1, 2016 are $78.9, $81.3, $86.7, $90.6, $97.3 and for the five years thereafter, a total of $571.5.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

The following information details the allocation of plan assets by investment type. See Note P for definitions of fair value levels.

At December 31, 2015	TARGET	LEVEL 1	LEVEL 2	TOTAL
Equities:
U.S. equities			$593.8	$593.8
Global equities			674.2	674.2

Total equities	50 - 70%		1,268.0	1,268.0

Fixed income:
U.S. fixed income		$283.4	348.2	631.6
Non-U.S. fixed income			253.7	253.7

Total fixed income	30 - 50%	283.4	601.9	885.3

Cash and other		8.2	57.5	65.7

Total plan assets		$291.6	$1,927.4	$2,219.0

At December 31, 2014	TARGET	LEVEL 1	LEVEL 2	TOTAL
Equities:
U.S. equities			$666.4	$666.4
Global equities			691.3	691.3

Total equities	50 - 70%		1,357.7	1,357.7

Fixed income:
U.S. fixed income		$269.4	339.2	608.6
Non-U.S. fixed income			286.5	286.5

Total fixed income	30 - 50%	269.4	625.7	895.1

Cash and other		7.7	48.9	56.6

Total plan assets		$277.1	$2,032.3	$2,309.4

The following additional data relates to all pension plans of the Company:
At December 31,			2015	2014
Weighted average assumptions:
Discount rate			4.2%	3.8%
Rate of increase in future compensation levels			3.9%	3.8%
Assumed long-term rate of return on plan assets			6.5%	6.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

The components of the change in projected benefit obligation and change in plan assets are as follows:

	2015	2014
Change in projected benefit obligation:
Benefit obligation at January 1	$2,417.4	$1,961.6
Service cost	91.3	67.3
Interest cost	92.2	91.8
Benefits paid	(121.3)	(72.5)
Actuarial (gain) loss	(141.6)	412.8
Currency translation and other	(35.6)	(47.6)
Participant contributions	3.6	4.0

Projected benefit obligation at December 31	$2,306.0	$2,417.4

Change in plan assets:
Fair value of plan assets at January 1	$2,309.4	$2,108.4
Employer contributions	62.9	81.1
Actual return on plan assets	.3	235.8
Benefits paid	(121.3)	(72.5)
Currency translation and other	(35.9)	(47.4)
Participant contributions	3.6	4.0

Fair value of plan assets at December 31	$2,219.0	$2,309.4

Funded status at December 31	$(87.0)	$(108.0)

	2015	2014
Amounts recorded on balance sheet:
Other noncurrent assets	$27.2	$15.0
Other liabilities	114.2	123.0
Accumulated other comprehensive loss:
Actuarial loss	386.3	428.9
Prior service cost	3.9	3.9
Net initial transition amount	.2	.3

In 2015, the Company provided a one-time lump-sum offer to certain retired employees in the U.S. retirement plan, which resulted in a lump-sum distribution totaling $48.5.

Of the December 31, 2015 amounts in accumulated other comprehensive loss, $26.3 of unrecognized actuarial loss and $1.2 of unrecognized prior service cost are expected to be amortized into net pension expense in 2016.

The accumulated benefit obligation for all pension plans of the Company was $2,028.2 and $2,113.7 at December 31, 2015 and 2014, respectively.

Information for all plans with an accumulated benefit obligation in excess of plan assets is as follows:

At December 31,	2015	2014
Projected benefit obligation	$217.9	$224.2
Accumulated benefit obligation	207.7	212.1
Fair value of plan assets	128.8	139.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

The components of pension expense are as follows:

Year Ended December 31,			2015	2014	2013
Service cost			$91.3	$67.3	$73.5
Interest on projected benefit obligation			92.2	91.8	81.0
Expected return on assets			(140.8)	(128.0)	(119.4)
Amortization of prior service costs			1.3	1.2	1.3
Recognized actuarial loss			41.1	20.8	44.0
Curtailment gain			(.1)		(.3)

Net pension expense			$85.0	$53.1	$80.1

Multi-employer Plans: The Company participates in multi-employer plans in the U.S. and Europe. These are typically under collective bargaining agreements and cover its union-represented employees. The Company’s participation in the following multi-employer plans for the years ended December 31 are as follows:

		PENSION PLAN	COMPANY CONTRIBUTIONS
PENSION PLAN	EIN	NUMBER	2015	2014	2013
Metal and Electrical Engineering Industry Pension Fund		135668	$23.0	$27.1	$24.5
Western Metal Industry Pension Plan	91-6033499	001	2.1	2.0	1.5
Other plans			.9	1.0	.9

			$26.0	$30.1	$26.9

The Company contributions shown in the table above approximates the multi-employer pension expense for each of the years ended December 31, 2015, 2014 and 2013, respectively.

Metal and Electrical Engineering Industry Pension Fund is a multi-employer union plan incorporating all DAF employees in the Netherlands and is covered by a collective bargaining agreement which expired on April 30, 2015; a new agreement is currently under negotiation. The Company’s contributions were less than 5% of the total contributions to the plan for the last two reporting periods ending December 2015. The plan is required by law (the Netherlands Pension Act) to have a coverage ratio in excess of 104.3%. Because the coverage ratio of the plan was 97.7% at December 31, 2015, a funding improvement plan effective through 2026 is in place. The funding improvement plan includes a reduction in pension benefits and delays in future benefit increases.

The Western Metal Industry Pension Plan is located in the U.S. and is covered by a collective bargaining agreement that will expire on November 1, 2020. In accordance with the U.S. Pension Protection Act of 2006, the plan was certified as critical (red) status and a funding improvement plan was implemented requiring additional contributions through 2022 as long as the plan remains in critical status. For the last two reporting periods ending December 2015, contributions by the Company were 12% of the total contributions to the plan.

Other plans are principally located in the U.S. For the last two reporting periods, none were under funding improvement plans and Company contributions to these plans are less than 5% of each plan’s total contributions.

There were no significant changes for the multi-employer plans in the periods presented that affected comparability between periods.

Defined Contribution Plans: The Company maintains several defined contribution benefit plans whereby it contributes designated amounts on behalf of participant employees. The largest plan is for U.S. salaried employees where the Company matches a percentage of employee contributions up to an annual limit. The match was 5% of eligible pay in 2015, 2014 and 2013. Other plans are located in Australia, Brasil, Canada, the Netherlands, Belgium and Germany. Expenses for these plans were $36.1, $36.3 and $34.0 in 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

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

The components of the Company’s income before income taxes include the following:

Year Ended December 31,	2015	2014	2013
Domestic	$1,581.6	$1,267.3	$827.0
Foreign	755.5	750.3	868.0

	$2,337.1	$2,017.6	$1,695.0

The components of the Company’s provision for income taxes include the following:
Year Ended December 31,	2015	2014	2013
Current provision:
Federal	$521.8	$482.4	$191.4
State	61.1	59.0	20.9
Foreign	205.4	215.4	214.1

	788.3	756.8	426.4

Deferred (benefit) provision:
Federal	(57.8)	(88.3)	68.8
State	5.3	.3	18.4
Foreign	(2.7)	(10.0)	10.1

	(55.2)	(98.0)	97.3

	$733.1	$658.8	$523.7

Tax benefits recognized for net operating loss carryforwards were $.6, $16.0 and $4.5 for the years ended 2015, 2014 and 2013, respectively.

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
Effect of:
State	2.1	2.0	1.3
Federal domestic production deduction	(1.8)	(1.8)	(.9)
Tax on foreign earnings	(2.7)	(1.6)	(3.8)
Other, net	(1.2)	(.9)	(.7)

	31.4%	32.7%	30.9%

The Company has not provided a deferred tax liability for the temporary differences of approximately $4,100.0 related to the investments in foreign subsidiaries that are considered to be indefinitely reinvested. The amount of the deferred tax liability would be approximately $300.0 as of December 31, 2015.

Included in domestic taxable income for 2015, 2014 and 2013 are $249.7, $249.0 and $241.7 of foreign earnings, respectively, which are not indefinitely reinvested, for which domestic taxes of $12.2, $18.6 and $19.5, respectively, were provided to account for the difference between the domestic and foreign tax rate on those earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

At December 31, 2015, the Company had net operating loss carryforwards of $397.0, of which $186.3 related to foreign subsidiaries and $210.7 related to states in the U.S. The related deferred tax asset was $62.7, for which a $30.7 valuation allowance has been provided. The carryforward periods range from five years to indefinite, subject to certain limitations under applicable laws. The future tax benefits of net operating loss carryforwards are evaluated on a regular basis, including a review of historical and projected operating results.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

At December 31,		2015	2014
Assets:
Accrued expenses		$240.7	$215.9
Net operating loss and tax credit carryforwards		63.6	67.2
Postretirement benefit plans		44.9	43.3
Allowance for losses on receivables		41.9	43.0
Other		112.5	112.1

		503.6	481.5
Valuation allowance		(32.9)	(30.3)

		470.7	451.2
Liabilities:
Financial Services leasing depreciation		(810.4)	(817.2)
Depreciation and amortization		(277.9)	(289.2)
Other		(29.2)	(33.5)

		(1,117.5)	(1,139.9)

Net deferred tax liability		$(646.8)	$(688.7)

The balance sheet classification of the Company’s deferred tax assets and liabilities are as follows:
At December 31,		2015	2014
Truck, Parts and Other:
Other current assets			$134.8
Other noncurrent assets, net		$135.7	16.0
Accounts payable, accrued expenses and other			(.9)
Other liabilities		(25.0)	(87.2)
Financial Services:
Other assets		44.9	75.0
Deferred taxes and other liabilities		(802.4)	(826.4)

Net deferred tax liability		$(646.8)	$(688.7)

The Company adopted ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, on a prospective basis, effective December 31, 2015. As a result, all deferred income tax assets and liabilities are classified as noncurrent on the Consolidated Balance Sheet as of December 31, 2015.

Cash paid for income taxes was $879.7, $689.9 and $434.0 in 2015, 2014 and 2013, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
Balance at January 1	$12.0	$13.1	$23.4
Additions for tax positions related to the current year	10.3	.9	1.0
Additions for tax positions related to prior years		.1	.3
Reductions for tax positions related to prior years	(2.0)	(.9)	(.7)
Reductions related to settlements			(9.7)
Lapse of statute of limitations	(1.2)	(1.2)	(1.2)

Balance at December 31	$19.1	$12.0	$13.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

The Company had $19.1, $12.0 and $13.1 of unrecognized tax benefits, of which $9.9, $1.1 and $1.5 would impact the effective tax rate, if recognized, as of December 31, 2015, 2014 and 2013, respectively.

The Company recognized $1.9, $.8 and $1.1 of income related to interest in 2015, 2014 and 2013, respectively. Accrued interest expense and penalties were $2.8, $4.7 and $5.5 as of December 31, 2015, 2014 and 2013, respectively. Interest and penalties are classified as income taxes in the Consolidated Statements of Income.

The Company believes it is reasonably possible that approximately $7 of unrecognized tax benefits, resulting primarily from intercompany transactions, will be resolved within the next twelve months from Competent Authority negotiations between tax authorities of two jurisdictions; the Company does not expect the net impact of these negotiations will be material to its effective tax rate. As of December 31, 2015, the United States Internal Revenue Service has completed examinations of the Company’s tax returns for all years through 2010. The Company’s tax returns for other major jurisdictions remain subject to examination for the years ranging from 2005 through 2015.

N.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss): The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity, consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2015	$(13.5)	$5.3	$(433.1)	$(138.5)	$(579.8)
Recorded into AOCI	27.9	(1.7)	15.1	(483.8)	(442.5)
Reclassified out of AOCI	(20.8)	(1.5)	27.6		5.3

Net other comprehensive income (loss)	7.1	(3.2)	42.7	(483.8)	(437.2)

Balance at December 31, 2015	$(6.4)	$2.1	$(390.4)	$(622.3)	$(1,017.0)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2014	$(15.1)	$1.7	$(262.2)	$284.3	$8.7
Recorded into AOCI	20.0	4.2	(185.8)	(422.8)	(584.4)
Reclassified out of AOCI	(18.4)	(.6)	14.9		(4.1)

Net other comprehensive income (loss)	1.6	3.6	(170.9)	(422.8)	(588.5)

Balance at December 31, 2014	$(13.5)	$5.3	$(433.1)	$(138.5)	$(579.8)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2013	$(27.2)	$6.6	$(496.5)	$357.6	$(159.5)
Recorded into AOCI	36.9	(6.1)	204.8	(71.3)	164.3
Reclassified out of AOCI	(24.8)	1.2	29.5	(2.0)	3.9

Net other comprehensive income (loss)	12.1	(4.9)	234.3	(73.3)	168.2

Balance at December 31, 2013	$(15.1)	$1.7	$(262.2)	$284.3	$8.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

Reclassifications out of AOCI during the years ended December 31, 2015, 2014 and 2013 are as follows:

		AMOUNT RECLASSIFIED OUT OF AOCI
AOCI COMPONENTS	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF INCOME	2015	2014	2013
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$(.1)
	Cost of sales and revenues	3.4	$.3	$1.0
	Interest and other expense, net	(4.1)	(2.1)	(.6)
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(28.5)	(21.7)	(36.0)

	Pre-tax expense reduction	(29.3)	(23.5)	(35.6)
	Tax expense	8.5	5.1	10.8

	After-tax expense reduction	(20.8)	(18.4)	(24.8)

Unrealized (gains) and losses on marketable debt securities:
Marketable debt securities	Investment income	(2.1)	(.9)	1.7
	Tax expense (benefit)	.6	.3	(.5)

	After-tax income (increase) decrease	(1.5)	(.6)	1.2

Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues	22.4	11.1	21.4
	Selling, general and administrative	17.1	9.0	20.3

		39.5	20.1	41.7
Prior service costs	Cost of sales and revenues	1.0	1.0	.4
	Selling, general and administrative	.2	.2	.6
	Research and development			.3

		1.2	1.2	1.3
Financial Services
Actuarial loss	Selling, general and administrative	1.7	.7	2.3

	Pre-tax expense increase	42.4	22.0	45.3
	Tax benefit	(14.8)	(7.1)	(15.8)

	After-tax expense increase	27.6	14.9	29.5

Foreign currency translation:
Truck, Parts and Other	Interest and other expense, net			(1.1)
Financial Services	Interest and other borrowing expenses			(.9)

	Expense reduction			(2.0)

Total reclassifications out of AOCI		$5.3	$(4.1)	$3.9

Other Capital Stock Changes: The Company purchased treasury shares of 3.8 million, .7 million and nil in 2015, 2014 and 2013, respectively. The Company retired treasury shares of 4.5 million in 2015; there were no treasury stock retirements in 2014 or 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

At December 31, 2015, the notional amount of the Company’s interest-rate contracts was $3,303.5. Notional maturities for all interest-rate contracts are $1,276.4 for 2016, $728.0 for 2017, $1,040.5 for 2018, $95.0 for 2019, $141.3 for 2020 and $22.3 thereafter. Substantially all of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At December 31, 2015, the notional amount of the outstanding foreign-exchange contracts was $286.1. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro-forma net amounts of derivative financial instruments:

At December 31,	2015		2014
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$132.2		$82.7
Deferred taxes and other liabilities		$46.7		$45.7
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	3.9		1.2
Accounts payable, accrued expenses and other		.2		1.9

Total	$136.1	$46.9	$83.9	$47.6

Economic hedges:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.9		$1.9
Accounts payable, accrued expenses and other		$.3		$.9
Financial Services:
Other assets	.3		3.4
Deferred taxes and other liabilities		1.0

Total	$1.2	$1.3	$5.3	$.9

Gross amounts recognized in Balance Sheet	$137.3	$48.2	$89.2	$48.5
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(.4)	(.4)	(.9)	(.9)
Financial Services:
Interest-rate contracts	(3.3)	(3.3)	(3.9)	(3.9)
Foreign-exchange contracts	(.2)	(.2)

Pro-forma net amount	$133.4	$44.3	$84.4	$43.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

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

Year Ended December 31,				2015	2014	2013
Interest-rate swaps				$(.9)	$.1	$.7
Term notes				.2	(2.6)	(5.1)

Cash Flow Hedges: Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI to the extent such hedges are considered effective. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 5.4 years. For the periods ended December 31, 2015, 2014 and 2013, the Company recognized gains on the ineffective portion of nil, nil and $.1, respectively.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive (loss) income (OCI):

Year Ended December 31,	2015		2014		2013
	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS
Gain (loss) recognized in OCI:
Truck, Parts and Other		$4.9		$1.7		$(1.2)
Financial Services	$33.8		$24.4		$54.4

Total	$33.8	$4.9	$24.4	$1.7	$54.4	$(1.2)

Expense (income) reclassified out of AOCI into income was as follows:
Year Ended December 31,	2015		2014		2013
	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS
Truck, Parts and Other:
Net sales and revenues		$(.1)
Cost of sales and revenues		3.4		$.3		$1.0
Interest and other expense, net		(4.1)		(2.1)		(.6)
Financial Services:
Interest and other borrowing expenses	$(28.5)		$(21.7)		$(36.0)

Total	$(28.5)	$(.8)	$(21.7)	$(1.8)	$(36.0)	$.4

The amount of loss recorded in AOCI at December 31, 2015 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $6.0, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains or losses reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil for the years ended December 31, 2015, 2014 and 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

The (income) expense recognized in earnings related to economic hedges was as follows:

Year Ended December 31,	2015		2014		2013
	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$(.7)		$(5.3)		$(1.3)
Interest and other expense, net		3.0		3.8		.3
Financial Services:
Interest and other borrowing expenses		(7.6)		4.2	$(1.5)	(9.6)
Selling, general and administrative		(2.3)		5.2

Total		$(7.6)		$7.9	$(1.5)	$(10.6)

P.	FAIR VALUE MEASUREMENTS

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2015. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

December 31, 2015, 2014 and 2013 (currencies in millions)

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At December 31, 2015	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$505.4	$505.4
U.S. corporate securities		76.7	76.7
U.S. government and agency securities	$15.1	.6	15.7
Non-U.S. corporate securities		587.0	587.0
Non-U.S. government securities		193.7	193.7
Other debt securities		69.6	69.6

Total marketable debt securities	$15.1	$1,433.0	$1,448.1

Derivatives
Cross currency swaps		$130.5	$130.5
Interest-rate swaps		1.7	1.7
Foreign-exchange contracts		5.1	5.1

Total derivative assets		$137.3	$137.3

Liabilities:
Derivatives
Cross currency swaps		$37.2	$37.2
Interest-rate swaps		9.5	9.5
Foreign-exchange contracts		1.5	1.5

Total derivative liabilities		$48.2	$48.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

At December 31, 2014		LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities			$363.4	$363.4
U.S. corporate securities			81.5	81.5
U.S. government and agency securities		$7.7	.3	8.0
Non-U.S. corporate securities			532.0	532.0
Non-U.S. government securities			194.1	194.1
Other debt securities			93.0	93.0

Total marketable debt securities		$7.7	$1,264.3	$1,272.0

Derivatives
Cross currency swaps			$81.7	$81.7
Interest-rate swaps			1.0	1.0
Foreign-exchange contracts			6.5	6.5

Total derivative assets			$89.2	$89.2

Liabilities:
Derivatives
Cross currency swaps			$31.1	$31.1
Interest-rate swaps			14.6	14.6
Foreign-exchange contracts			2.8	2.8

Total derivative liabilities			$48.5	$48.5

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

Financial Services Net Receivables: For floating-rate loans, wholesale financing, and operating lease and other trade receivables, carrying values approximate fair values. For fixed rate loans, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable loans. Finance lease receivables and related allowance for credit losses have been excluded from the accompanying table.

Debt: The carrying amounts of financial services commercial paper, variable rate bank loans and variable rate term notes approximate fair value. For fixed rate debt, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable debt.

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

At December 31,	2015		2014
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Assets:
Financial Services fixed rate loans	$3,660.6	$3,729.0	$3,627.5	$3,683.3

Liabilities:
Financial Services fixed rate debt	4,167.9	4,192.2	3,713.4	3,737.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions, except per share data)

Q.	STOCK COMPENSATION PLANS

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

The Company recognizes compensation cost on these options and restricted stock awards on a straight-line basis over the requisite period the employee is required to render service. The maximum number of shares of the Company’s common stock authorized for issuance under these plans is 46.7 million shares, and as of December 31, 2015, the maximum number of shares available for future grants was 15.5 million.

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

	2015	2014	2013
Risk-free interest rate	1.35%	1.51%	.88%
Expected volatility	28%	34%	44%
Expected dividend yield	3.4%	3.4%	3.3%
Expected term	5 years	5 years	5 years
Weighted average grant date fair value of options per share	$ 10.98	$ 13.17	$ 13.78

The fair value of options granted was $6.3, $8.6 and $11.2 for the years ended December 31, 2015, 2014 and 2013, respectively. The fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $9.5, $10.5 and $8.8, respectively.

A summary of activity under the Company’s stock plans is presented below:

	2015	2014	2013
Intrinsic value of options exercised	$ 14.1	$ 20.9	$ 19.6
Cash received from stock option exercises	21.8	29.1	31.0
Tax benefit related to stock award exercises	3.5	4.4	3.9
Stock based compensation	14.6	16.2	14.0
Tax benefit related to stock based compensation	5.1	5.6	4.9

The summary of options as of December 31, 2015 and changes during the year then ended are presented below:

	NUMBER OF SHARES	PER SHARE EXERCISE PRICE*	REMAINING CONTRACTUAL LIFE IN YEARS*	AGGREGATE INTRINSIC VALUE
Options outstanding at January 1	4,536,700	$44.25
Granted	569,500	62.46
Exercised	(582,300)	37.50
Cancelled	(102,300)	55.17

Options outstanding at December 31	4,421,600	$47.23	5.69	$17.5

Vested and expected to vest	4,325,600	$46.93	5.63	$17.5

Exercisable	2,590,700	$41.14	4.04	$17.5

*  Weighted Average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions, except per share data)

The fair value of restricted shares is determined based upon the stock price on the date of grant. The summary of nonvested restricted shares as of December 31, 2015 and changes during the year then ended is presented below:

NONVESTED SHARES		NUMBER OF SHARES	GRANT DATE FAIR VALUE*
Nonvested awards outstanding at January 1		185,700	$51.60
Granted		112,000	63.39
Vested		(115,800)	51.70

Nonvested awards outstanding at December 31		181,900	$58.79

*  Weighted Average

As of December 31, 2015, there was $5.9 of total unrecognized compensation cost related to nonvested stock options, which is recognized over a remaining weighted average vesting period of 1.47 years. Unrecognized compensation cost related to nonvested restricted stock awards of $1.4 is expected to be recognized over a remaining weighted average vesting period of 1.51 years.

The dilutive and antidilutive options are shown separately in the table below:

Year Ended December 31,	2015	2014	2013
Additional shares	906,100	1,120,500	932,000
Antidilutive options	1,180,400	673,700	873,800

R.	SEGMENT AND RELATED INFORMATION

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

Truck and Parts: The Truck segment includes the design and manufacture of high-quality, light-, medium- and heavy-duty commercial trucks and the Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles, both of which are sold through the same network of independent dealers. These segments derive a large proportion of their revenues and operating profits from operations in North America and Europe. The Truck segment incurs substantial costs to design, manufacture and sell trucks to its customers. The sale of new trucks provides the Parts segment with the basis for parts sales that may continue over the life of the truck, but are generally concentrated in the first five years after truck delivery. To reflect the benefit the Parts segment receives from costs incurred by the Truck segment, certain expenses are allocated from the Truck segment to the Parts segment. The expenses allocated are based on a percentage of the average annual expenses for factory overhead, engineering, research and development and SG&A expenses for the preceding five years. The allocation is based on the ratio of the average parts direct margin dollars (net sales less material and labor costs) to the total truck and parts direct margin dollars for the previous five years. The Company believes such expenses have been allocated on a reasonable basis. Truck segment assets related to the indirect expense allocation are not allocated to the Parts segment.

Financial Services: The Financial Services segment derives its earnings primarily from financing or leasing of PACCAR products and services provided to truck customers and dealers. Revenues are primarily generated from operations in North America and Europe.

Other: Included in Other is the Company’s industrial winch manufacturing business. Also within this category are other sales, income and expense not attributable to a reportable segment, including a portion of corporate expenses. Intercompany interest income on cash advances to the financial services companies is included in Other and was $.5, $.9 and $.7 for 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

Geographic Area Data	2015	2014	2013
Net sales and revenues:
United States	$11,408.3	$10,106.3	$8,147.6
Europe	4,515.9	4,835.7	4,967.2
Other	3,190.9	4,055.0	4,009.0

	$19,115.1	$18,997.0	$17,123.8

Property, plant and equipment, net:
United States	$1,140.5	$1,132.0	$1,183.1
The Netherlands	438.7	517.4	620.0
Other	597.2	663.9	710.2

	$2,176.4	$2,313.3	$2,513.3

Equipment on operating leases, net:
United States	$1,287.9	$1,226.6	$1,153.8
Mexico	330.0	346.9	361.6
Germany	321.9	347.0	404.1
United Kingdom	321.3	342.2	414.9
Other	1,111.9	977.8	994.0

	$3,373.0	$3,240.5	$3,328.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 (currencies in millions)

Business Segment Data	2015	2014	2013
Net sales and revenues:

Truck	$15,568.6	$15,330.4	$13,627.7
Less intersegment	(786.1)	(736.4)	(624.8)

External customers	14,782.5	14,594.0	13,002.9

Parts	3,104.7	3,125.9	2,868.3
Less intersegment	(44.6)	(48.4)	(46.1)

External customers	3,060.1	3,077.5	2,822.2

Other	100.2	121.3	123.8

	17,942.8	17,792.8	15,948.9
Financial Services	1,172.3	1,204.2	1,174.9

	$19,115.1	$18,997.0	$17,123.8

Income before income taxes:
Truck	$1,440.3	$1,160.1	$936.7
Parts	555.6	496.7	416.0
Other	(43.2)	(31.9)	(26.5)

	1,952.7	1,624.9	1,326.2
Financial Services	362.6	370.4	340.2
Investment income	21.8	22.3	28.6

	$2,337.1	$2,017.6	$1,695.0

Depreciation and amortization:
Truck	$399.8	$415.0	$352.9
Parts	6.2	5.9	5.3
Other	14.9	11.8	10.2

	420.9	432.7	368.4
Financial Services	486.2	485.0	442.3

	$907.1	$917.7	$810.7

Expenditures for long-lived assets:
Truck	$660.0	$504.9	$812.9
Parts	24.9	9.9	6.8
Other	17.7	12.1	20.8

	702.6	526.9	840.5
Financial Services	1,044.4	935.3	931.2

	$1,747.0	$1,462.2	$1,771.7

Segment assets:
Truck	$4,472.3	$4,871.1	$5,123.3
Parts	793.3	787.2	748.4
Other	211.6	106.1	298.5
Cash and marketable securities	3,378.0	2,937.1	2,925.2

	8,855.2	8,701.5	9,095.4
Financial Services	12,254.6	11,917.3	11,630.1

	$21,109.8	$20,618.8	$20,725.5

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2015, based on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Ernst & Young LLP, the Independent Registered Public Accounting Firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is included on page 76.

Ronald E. Armstrong

   Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of PACCAR Inc

We have audited the accompanying consolidated balance sheets of PACCAR Inc as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PACCAR Inc at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PACCAR Inc’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 16, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON THE COMPANY’S INTERNAL CONTROL OVER

FINANCIAL REPORTING

The Board of Directors and Stockholders of PACCAR Inc

We have audited PACCAR Inc’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PACCAR Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PACCAR Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PACCAR Inc as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 16, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 16, 2016

QUARTERLY RESULTS (UNAUDITED)

	QUARTER
	FIRST	SECOND	THIRD	FOURTH
	(millions except per share data)
2015
Truck, Parts and Other:
Net sales and revenues	$4,548.0	$4,786.1	$4,546.2	$4,062.5
Cost of sales and revenues	3,910.2	4,061.2	3,851.3	3,469.4
Research and development	56.2	59.3	57.6	66.7
Financial Services:
Revenues	284.7	293.8	301.0	292.8
Interest and other borrowing expenses	29.1	29.6	29.2	30.1
Depreciation and other expenses	140.4	145.9	152.5	144.9
Net Income	378.4	447.2	431.2	347.2
Net Income Per Share:
Basic	$1.07	$1.26	$1.21	$.98
Diluted	1.06	1.26	1.21	.98

2014
Truck, Parts and Other:
Net sales and revenues	$4,086.2	$4,267.0	$4,622.5	$4,817.1
Cost of sales and revenues	3,595.5	3,719.4	4,006.3	4,160.4
Research and development	52.7	49.9	50.5	62.5
Financial Services:
Revenues	293.7	302.6	305.9	302.0
Interest and other borrowing expenses	36.6	33.7	32.6	30.8
Depreciation and other expenses	144.3	148.4	147.3	148.5
Net Income	273.9	319.2	371.4	394.3
Net Income Per Share:
Basic	$.77	$.90	$1.05	$1.11
Diluted	.77	.90	1.04	1.11

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting on page 75 and Report of Independent Registered Public Accounting Firm on the Company’s Internal Control over Financial Reporting on page 76 for the year ended December 31, 2015, are included in this Form 10-K.

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 401(a), (d), and (e) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 26, 2016 and is incorporated herein by reference:

Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

Item 401(b) of Regulation S-K:

Executive Officers of the registrant as of February 16, 2016:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (62)	Executive Chairman of the Board of Directors since April 2014; Chairman and Chief Executive Officer from 1997 to April 2014. Mr. Pigott is the brother of John M. Pigott, a director of the Company.

Ronald E. Armstrong (60)	Chief Executive Officer since April 2014; President from January 2011 to April 2014.

Robert J. Christensen (59)	President and Chief Financial Officer since April 2014; Executive Vice President and Chief Financial Officer from January 2013 to April 2014; Executive Vice President from August 2010 to December 2012.

Gary L. Moore (60)	Executive Vice President since January 2016; Senior Vice President from January 2015 to December 2015; Vice President and General Manager, Kenworth Truck Company (KW) from January 2012 to December 2014; General Manager, KW from July 2011 to December 2011; Assistant General Manager, Sales and Marketing, KW from April 2003 to June 2011.

Michael T. Barkley (60)	Senior Vice President and Controller since January 2016; Vice President and Controller from January 2007 to December 2015.

Robert A. Bengston (60)	Senior Vice President, Financial Services since January 2014; Vice President, Financial Services from March 2009 to December 2013.

T. Kyle Quinn (54)	Senior Vice President since January 2016; Senior Vice President and Chief Information Officer from January 2014 to December 2015; Vice President and Chief Information Officer from January 2010 to December 2013.

David C. Anderson (62)	Vice President and General Counsel since January 2005.

Jack K. LeVier (56)	Vice President, Human Resources since June 2007.

Harrie C.A.M. Schippers (53)	Vice President of PACCAR and President of DAF Trucks N.V. since April 2010.

Marco A. Davila (58)	Vice President since March 2015; General Manager, DAF Caminhões Brasil Indústria Ltda. from June 2011 to February 2015; General Manager, PACCAR Parts Europe from January 2010 to May 2011.

R. Preston Feight (48)	Vice President and General Manager, KW since January 2015; Assistant General Manager, Sales and Marketing, KW from April 2012 to December 2014; Chief Engineer, KW from August 2008 to March 2012.

Darrin C. Siver (49)	Vice President and General Manager, Peterbilt since June 2013; Vice President and General Manager, PACCAR Parts from May 2010 to May 2013.

Officers are elected annually but may be appointed or removed on interim dates.

Item 405 of Regulation S-K:

The information required by this item is included in the proxy statement for the annual stockholders meeting of April 26, 2016 and is incorporated herein by reference.

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

Item 407(d)(4) and 407(d)(5) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 26, 2016 and is incorporated herein by reference:

•	Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”

•	Identification of audit committee financial experts is included under the caption “AUDIT COMMITTEE REPORT.”

ITEM 11.	EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 26, 2016 and is incorporated herein by reference:

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

Stock ownership information is included under the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “STOCK OWNERSHIP OF OFFICERS AND DIRECTORS” in the proxy statement for the annual stockholders meeting of April 26, 2016 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 5 of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 2015.

Information concerning director independence is included under the caption “BOARD GOVERNANCE” in the proxy statement for the annual stockholders meeting of April 26, 2016 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal accounting fees and services information is included under the caption “INDEPENDENT AUDITORS” in the proxy statement for the annual stockholders meeting of April 26, 2016 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Listing of financial statements

The following consolidated financial statements of PACCAR Inc are included in Item 8:

Consolidated Statements of Income

– Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income

– Years Ended December 31, 2015, 2014 and 2013

Consolidated Balance Sheets

– December 31, 2015 and 2014

Consolidated Statements of Cash Flows

– Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity

– Years Ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

– December 31, 2015, 2014 and 2013

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(3) Listing of Exhibits (in order of assigned index numbers):

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3) (i)	Articles of Incorporation:

	(a) Restated Certificate of Incorporation of PACCAR Inc	8-K	September 19, 2005	99.3	001-14817

	(b) Certificate of Amendment of Certificate of Incorporation of PACCAR Inc dated April 28, 2008	10-Q	May 2, 2008	3(b)	001-14817

(ii)	Bylaws:

	(a) Third Amended and Restated Bylaws of PACCAR Inc	8-K	December 13, 2013	3(ii)	001-14817

(4)	Instruments defining the rights of security holders, including indentures**:

	(a) Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b) Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(c) Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d) Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(e) Form of InterNotes, Series C (PACCAR Financial Corp.)	S-3	November 5, 2015	4.4	333-207838

	(f) Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. prior to May 9, 2014	10-Q	November 7, 2013	4(i)	001-14817

	(g) Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

	(h) Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 11, 2015	10-Q	August 6, 2015	4(g)	001-14817

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

(a) Computation of ratio of earnings to fixed charges of the Company pursuant to SEC reporting requirements for each of the five years ended December 31, 2011 – 2015*

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

PACCAR Inc
Registrant

Date: February 16, 2016	/s/ Ronald E. Armstrong
Ronald E. Armstrong
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ R. E. Armstrong	Chief Executive Officer and Director
R. E. Armstrong	(Principal Executive Officer)

/s/ R. J. Christensen	President and Chief Financial Officer
R. J. Christensen	(Principal Financial Officer)

/s/ M. T. Barkley	Senior Vice President and Controller
M. T. Barkley	(Principal Accounting Officer)

/s/ M. C. Pigott	Executive Chairman and Director
M. C. Pigott

*/s/ A. J. Carnwath	Director
A. J. Carnwath

*/s/ B. E. Ford	Director
B. E. Ford

*/s/ K. S. Hachigian	Director
K. S. Hachigian

*/s/ L. Kaufmann	Director
L. Kaufmann

*/s/ R. C. McGeary	Director
R. C. McGeary

*/s/ J. M. Pigott	Director
J. M. Pigott

*/s/ M. A. Schulz	Director
M. A. Schulz

*/s/ G. M. E. Spierkel	Director
G. M. E. Spierkel

*/s/ C. R. Williamson	Director
C. R. Williamson

*By	/s/ M. C. Pigott
M. C. Pigott
Attorney-in-Fact