Form 10-Q
period 2016-06-30
PACCAR INC
filed 2016-08-03
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Common Stock, $1 par value – 350,528,311 shares as of July 31, 2016

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
TRUCK, PARTS AND OTHER:
Net sales and revenues	$4,115.8	$4,786.1	$8,126.4	$9,334.1

Cost of sales and revenues	3,489.4	4,061.2	6,903.0	7,971.4
Research and development	60.8	59.3	120.4	115.5
Selling, general and administrative	110.2	108.2	220.5	217.7
European Commission charge	(109.6)		833.0
Interest and other expense, net	2.5	1.3	2.6	5.8

	3,553.3	4,230.0	8,079.5	8,310.4

Truck, Parts and Other Income Before Income Taxes	562.5	556.1	46.9	1,023.7

FINANCIAL SERVICES:
Interest and fees	107.1	111.1	214.5	222.0
Operating lease, rental and other revenues	190.3	182.7	372.3	356.5

Revenues	297.4	293.8	586.8	578.5

Interest and other borrowing expenses	32.6	29.6	62.9	58.7
Depreciation and other expenses	156.4	145.9	307.3	286.3
Selling, general and administrative	25.1	23.9	49.6	47.4
Provision for losses on receivables	6.0	3.6	9.4	6.3

	220.1	203.0	429.2	398.7

Financial Services Income Before Income Taxes	77.3	90.8	157.6	179.8

Investment income	6.4	5.3	12.1	10.4

Total Income Before Income Taxes	646.2	652.2	216.6	1,213.9

Income taxes	164.9	205.0	329.9	388.3

Net Income (Loss)	$481.3	$447.2	$(113.3)	$825.6

Net Income (Loss) Per Share
Basic	$1.37	$1.26	$(.32)	$2.32
Diluted	$1.37	$1.26	$(.32)	$2.32

Weighted Average Number of Common Shares Outstanding
Basic	350.9	355.3	351.1	355.2
Diluted	351.6	356.3	351.1	356.2

Dividends declared per share	$.24	$.22	$.48	$.44

Comprehensive Income (Loss)	$443.4	$554.9	$(23.4)	$595.8

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	June 30 2016	December 31 2015*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$1,970.9	$1,929.9
Trade and other receivables, net	1,070.2	879.0
Marketable debt securities	1,426.3	1,448.1
Inventories, net	824.9	796.5
Other current assets	245.7	245.7

Total Truck, Parts and Other Current Assets	5,538.0	5,299.2

Equipment on operating leases, net	1,039.0	992.2
Property, plant and equipment, net	2,210.5	2,176.4
Other noncurrent assets, net	412.6	387.4

Total Truck, Parts and Other Assets	9,200.1	8,855.2

FINANCIAL SERVICES:
Cash and cash equivalents	94.0	86.5
Finance and other receivables, net	9,054.7	9,303.6
Equipment on operating leases, net	2,503.5	2,380.8
Other assets	574.9	483.7

Total Financial Services Assets	12,227.1	12,254.6

	$21,427.2	$21,109.8

*	The December 31, 2015 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	June 30 2016	December 31 2015*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,338.3	$2,071.7
European Commission liability	835.9
Dividend payable		492.6

Total Truck, Parts and Other Current Liabilities	3,174.2	2,564.3

Residual value guarantees and deferred revenues	1,099.6	1,047.4
Other liabilities	716.6	720.2

Total Truck, Parts and Other Liabilities	4,990.4	4,331.9

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	375.9	356.9
Commercial paper and bank loans	2,426.3	2,796.5
Term notes	6,018.1	5,795.0
Deferred taxes and other liabilities	906.8	889.1

Total Financial Services Liabilities	9,727.1	9,837.5

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 351.6 million and 351.3 million shares	351.6	351.3
Additional paid-in capital	86.7	69.3
Treasury stock, at cost -1.1 million and nil shares	(56.3)
Retained earnings	7,254.8	7,536.8
Accumulated other comprehensive loss	(927.1)	(1,017.0)

Total Stockholders’ Equity	6,709.7	6,940.4

	$21,427.2	$21,109.8

*	The December 31, 2015 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Six Months Ended June 30
	2016	2015
OPERATING ACTIVITIES:
Net (loss) income	$(113.3)	$825.6
Adjustments to reconcile net (loss) income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	155.5	146.2
Equipment on operating leases and other	339.9	302.2
Provision for losses on financial services receivables	9.4	6.3
Other, net	(5.9)	(45.0)
Pension contributions	(59.3)	(55.7)
European Commission charge	833.0
Change in operating assets and liabilities:
Trade and other receivables	(215.7)	(216.0)
Wholesale receivables on new trucks	226.0	(353.4)
Sales-type finance leases and dealer direct loans on new trucks	85.8	33.2
Inventories	(12.3)	1.5
Accounts payable and accrued expenses	225.3	481.3
Income taxes, warranty and other	181.0	60.9

Net Cash Provided by Operating Activities	1,649.4	1,187.1

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(1,366.6)	(1,455.9)
Collections on retail loans and direct financing leases	1,238.8	1,339.0
Net decrease (increase) in wholesale receivables on used equipment	14.2	(11.8)
Purchases of marketable debt securities	(543.8)	(711.0)
Proceeds from sales and maturities of marketable debt securities	572.3	516.6
Payments for property, plant and equipment	(152.0)	(99.4)
Acquisitions of equipment for operating leases	(767.2)	(733.3)
Proceeds from asset disposals	218.2	241.1

Net Cash Used in Investing Activities	(786.1)	(914.7)

FINANCING ACTIVITIES:
Payments of cash dividends	(661.0)	(510.5)
Purchases of treasury stock	(56.3)
Proceeds from stock compensation transactions	7.4	12.7
Net (decrease) increase in commercial paper and short-term bank loans	(389.2)	106.3
Proceeds from term debt	1,366.5	1,306.3
Payments on term debt	(1,109.2)	(909.5)

Net Cash (Used in) Provided by Financing Activities	(841.8)	5.3
Effect of exchange rate changes on cash	27.0	(52.2)

Net Increase in Cash and Cash Equivalents	48.5	225.5
Cash and cash equivalents at beginning of period	2,016.4	1,737.6

Cash and cash equivalents at end of period	$2,064.9	$1,963.1

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the non-recurring European Commission charge) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10-K for the year ended December 31, 2015.

Earnings (Loss) per Share: Basic earnings (loss) per common share are computed by dividing earnings (loss) by the weighted average number of common shares outstanding, plus the effect of any participating securities. Diluted earnings (loss) per common share are computed assuming that all potentially dilutive securities are converted into common shares under the treasury stock method. For the six months ended June 30, 2016, potentially dilutive options of 654,200 were excluded from the calculation of diluted loss per share as their inclusion would have been antidilutive due to the net loss. The dilutive and antidilutive options are shown separately in the table below.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Additional shares	704,800	1,022,200		1,022,000
Antidilutive options	1,934,300	551,100	2,597,600	583,400

New Accounting Pronouncements: In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendment in this ASU requires entities having financial assets measured at amortized cost to estimate credit reserves under an expected credit loss model rather than the current incurred loss model. Under this new model, expected credit losses will be based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability. The ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted, but not earlier than annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which amends the existing accounting standards for leases. Under the new lease standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than short-term leases). Lessor accounting is largely unchanged. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The FASB has subsequently issued several related ASUs to clarify the implementation guidance in ASU 2014-09. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but no sooner than annual and interim periods beginning after December 15, 2016. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the transition alternatives and impact on the Company’s consolidated financial statements.

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

Marketable debt securities at June 30, 2016 and December 31, 2015 consisted of the following:

At June 30, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$490.3	$2.7		$493.0
U.S. corporate securities	100.9	.5	$.1	101.3
U.S. government and agency securities	16.2	.3		16.5
Non-U.S. corporate securities	554.6	2.9	.1	557.4
Non-U.S. government securities	154.1	1.8		155.9
Other debt securities	101.6	.6		102.2

	$1,417.7	$8.8	$.2	$1,426.3

At December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. tax-exempt securities	$505.0	$.7	$.3	$505.4
U.S. corporate securities	76.7	.1	.1	76.7
U.S. government and agency securities	15.7	.1	.1	15.7
Non-U.S. corporate securities	585.6	1.8	.4	587.0
Non-U.S. government securities	192.7	1.1	.1	193.7
Other debt securities	69.6	.1	.1	69.6

	$1,445.3	$3.9	$1.1	$1,448.1

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $1.3 and $1.2 for the six months ended June 30, 2016 and 2015, respectively, and gross realized losses were $.1 for both the six month periods ended June 30, 2016 and 2015.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	June 30, 2016		December 31, 2015
	Less than Twelve Months	Twelve Months or Greater	Less than Twelve Months	Twelve Months or Greater
Fair value	$213.4		$579.0
Unrealized losses	.2		1.1

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

Contractual maturities on marketable debt securities at June 30, 2016 were as follows:

Maturities:	Amortized Cost	Fair Value
Within one year	$436.3	$436.8
One to five years	981.3	989.4
Six to ten years	.1	.1

	$1,417.7	$1,426.3

NOTE C - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last-in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	June 30 2016	December 31 2015
Finished products	$505.5	$443.6
Work in process and raw materials	495.0	528.9

	1,000.5	972.5
Less LIFO reserve	(175.6)	(176.0)

	$824.9	$796.5

Under the LIFO method of accounting (used for approximately 48% of June 30, 2016 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D - Finance and Other Receivables

Finance and other receivables include the following:

	June 30 2016	December 31 2015
Loans	$3,988.9	$4,011.7
Direct financing leases	2,750.5	2,719.5
Sales-type finance leases	897.4	969.8
Dealer wholesale financing	1,736.5	1,950.1
Operating lease receivables and other	140.1	131.9
Unearned interest: Finance leases	(344.3)	(364.6)

	$9,169.1	$9,418.4
Less allowance for losses:
Loans and leases	(99.6)	(99.2)
Dealer wholesale financing	(6.3)	(7.3)
Operating lease receivables and other	(8.5)	(8.3)

	$9,054.7	$9,303.6

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at June 30, 2016 or December 31, 2015. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately three months in 2016 and seven months in 2015 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at June 30, 2016 and December 31, 2015.

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

The allowance for credit losses is summarized as follows:

	2016
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$7.3	$10.3	$88.9	$8.3	$114.8
Provision for losses	(1.1)	(.5)	9.6	1.4	9.4
Charge-offs			(9.7)	(1.6)	(11.3)
Recoveries			1.3	.1	1.4
Currency translation and other	.1	.1	(.4)	.3	.1

Balance at June 30	$6.3	$9.9	$89.7	$8.5	$114.4

	2015
	Dealer		Customer
	Wholesale	Retail	Retail	Other*	Total
Balance at January 1	$9.0	$11.9	$93.6	$7.5	$122.0
Provision for losses	.2	(.5)	5.2	1.4	6.3
Charge-offs			(5.2)	(.9)	(6.1)
Recoveries			1.5	.2	1.7
Currency translation and other	(.5)	(.1)	(3.7)	.7	(3.6)

Balance at June 30	$8.7	$11.3	$91.4	$8.9	$120.3

*	Operating leases and other trade receivables.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	Dealer		Customer
At June 30, 2016	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$2.6		$64.9	$67.5
Allowance for impaired finance receivables determined individually	.1		5.8	5.9
Recorded investment for finance receivables evaluated collectively	1,733.9	$1,446.8	5,780.8	8,961.5
Allowance for finance receivables determined collectively	6.2	9.9	83.9	100.0

	Dealer		Customer
At December 31, 2015	Wholesale	Retail	Retail	Total
Recorded investment for impaired finance receivables evaluated individually	$5.0		$64.0	$69.0
Allowance for impaired finance receivables determined individually	.3		6.5	6.8
Recorded investment for finance receivables evaluated collectively	1,945.1	$1,561.3	5,711.1	9,217.5
Allowance for finance receivables determined collectively	7.0	10.3	82.4	99.7

The recorded investment for finance receivables that are on non-accrual status is as follows:

	June 30 2016	December 31 2015
Dealer:
Wholesale	$2.6	$5.0
Customer retail:
Fleet	52.9	50.7
Owner/operator	8.8	10.0

	$64.3	$65.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Impaired Loans

Impaired loans are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of June 30, 2016 and December 31, 2015 was not significantly different than the unpaid principal balance.

	Dealer		Customer Retail
At June 30, 2016	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve	$2.6		$23.3	$2.0	$27.9
Associated allowance	(.1)		(3.2)	(.4)	(3.7)

	$2.5		$20.1	$1.6	$24.2

Impaired loans with no specific reserve			5.6	.3	5.9

Net carrying amount of impaired loans	$2.5		$25.7	$1.9	$30.1

Average recorded investment*	$4.2		$28.1	$2.4	$34.7

* Represents the average during the 12 months ended June 30, 2016.

	Dealer		Customer Retail
At December 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Impaired loans with a specific reserve	$5.0		$21.7	$2.4	$29.1
Associated allowance	(.3)		(3.5)	(.5)	(4.3)

	$4.7		$18.2	$1.9	$24.8

Impaired loans with no specific reserve			6.5	.3	6.8

Net carrying amount of impaired loans	$4.7		$24.7	$2.2	$31.6

Average recorded investment*	$7.2		$24.4	$2.5	$34.1

*	Represents the average during the 12 months ended June 30, 2015.

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Interest income recognized:
Dealer wholesale
Customer retail - fleet	$.3	$.3	$.6	$.6
Customer retail - owner/operator	.1	.1	.2	.2

	$.4	$.4	$.8	$.8

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

	Dealer		Customer Retail
At June 30, 2016	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$1,724.0	$1,446.8	$4,783.7	$963.5	$8,918.0
Watch	9.9		26.0	7.6	43.5
At-risk	2.6		56.1	8.8	67.5

	$1,736.5	$1,446.8	$4,865.8	$979.9	$9,029.0

	Dealer		Customer Retail
At December 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Performing	$1,922.4	$1,561.3	$4,680.6	$996.6	$9,160.9
Watch	22.7		27.0	6.9	56.6
At-risk	5.0		53.8	10.2	69.0

	$1,950.1	$1,561.3	$4,761.4	$1,013.7	$9,286.5

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	Dealer		Customer Retail
At June 30, 2016	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$1,736.0	$1,446.8	$4,826.6	$969.5	$8,978.9
31 – 60 days past due	.3		20.7	6.0	27.0
Greater than 60 days past due	.2		18.5	4.4	23.1

	$1,736.5	$1,446.8	$4,865.8	$979.9	$9,029.0

	Dealer		Customer Retail
At December 31, 2015	Wholesale	Retail	Fleet	Owner/ Operator	Total
Current and up to 30 days past due	$1,949.8	$1,561.3	$4,733.6	$1,002.7	$9,247.4
31 – 60 days past due			8.3	5.4	13.7
Greater than 60 days past due	.3		19.5	5.6	25.4

	$1,950.1	$1,561.3	$4,761.4	$1,013.7	$9,286.5

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Troubled Debt Restructurings

The balance of TDRs was $49.1 and $52.3 at June 30, 2016 and December 31, 2015, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$6.4	$6.4	$14.0	$13.9
Owner/operator	1.4	1.4	3.3	3.3

	$7.8	$7.8	$17.3	$17.2

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Recorded Investment		Recorded Investment
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Fleet	$2.4	$2.4	$6.3	$6.2
Owner/operator	1.5	1.5	2.4	2.4

	$3.9	$3.9	$8.7	$8.6

The effect on the allowance for credit losses from such modifications was not significant at June 30, 2016 and 2015.
TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the period by portfolio class are as follows:
Six Months Ended June 30,			2016	2015
Fleet			$6.7
Owner/operator			.1	$.5

			$6.8	$.5

During the six months ended June 30, 2016 and 2015, there were no significant TDRs that subsequently defaulted and were charged-off.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at June 30, 2016 and December 31, 2015 was $23.9 and $14.6, respectively. Proceeds from the sales of repossessed assets were $21.7 and $31.8 for the six months ended June 30, 2016 and 2015, respectively. These amounts are included in proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expenses on the Consolidated Statements of Comprehensive Income (Loss).

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

Changes in product support liabilities are summarized as follows:

Warranty Reserves	2016	2015
Balance at January 1	$346.2	$310.8
Cost accruals	109.3	150.0
Payments	(128.8)	(112.6)
Change in estimates for pre-existing warranties	(2.8)	(3.2)
Currency translation	(4.0)	(3.5)

Balance at June 30	$319.9	$341.5

Deferred Revenues on Extended Warranties and R&M Contracts	2016	2015
Balance at January 1	$524.8	$462.0
Deferred revenues	192.0	164.9
Revenues recognized	(135.9)	(124.3)
Currency translation	(7.0)	(11.3)

Balance at June 30	$573.9	$491.3

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE F - Stockholders’ Equity

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net income (loss)	$481.3	$447.2	$(113.3)	$825.6
Other comprehensive income (loss) (OCI):
Unrealized gains on derivative contracts	9.5	3.2	2.9	3.0
Tax effect	(2.6)	(1.0)	(.5)	(.6)

	6.9	2.2	2.4	2.4

Unrealized gains (losses) on marketable debt securities	2.6	(3.0)	5.8	(2.5)
Tax effect	(.8)	.9	(1.8)	.7

	1.8	(2.1)	4.0	(1.8)

Pension plans	15.4	2.0	22.4	23.7
Tax effect	(4.8)	(1.3)	(7.2)	(8.1)

	10.6	.7	15.2	15.6

Foreign currency translation (losses) gains	(57.2)	106.9	68.3	(246.0)

Net other comprehensive (loss) income	(37.9)	107.7	89.9	(229.8)

Comprehensive income (loss)	$443.4	$554.9	$(23.4)	$595.8

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets consisted of the following:

Three Months Ended June 30, 2016	Derivative Contracts	Marketable Debt Securities	Pension Plans	Foreign Currency Translation	Total
Balance at April 1, 2016	$(10.9)	$4.3	$(385.8)	$(496.8)	$(889.2)
Recorded into AOCI	15.7	2.1	5.6	(57.2)	(33.8)
Reclassified out of AOCI	(8.8)	(.3)	5.0		(4.1)

Net other comprehensive income (loss)	6.9	1.8	10.6	(57.2)	(37.9)

Balance at June 30, 2016	$(4.0)	$6.1	$(375.2)	$(554.0)	$(927.1)

Three Months Ended June 30, 2015	Derivative Contracts	Marketable Debt Securities	Pension Plans	Foreign Currency Translation	Total
Balance at April 1, 2015	$(13.3)	$5.6	$(418.2)	$(491.4)	$(917.3)
Recorded into AOCI	(16.4)	(1.9)	(6.3)	106.9	82.3
Reclassified out of AOCI	18.6	(.2)	7.0		25.4

Net other comprehensive income (loss)	2.2	(2.1)	.7	106.9	107.7

Balance at June 30, 2015	$(11.1)	$3.5	$(417.5)	$(384.5)	$(809.6)

Six Months Ended June 30, 2016	Derivative Contracts	Marketable Debt Securities	Pension Plans	Foreign Currency Translation	Total
Balance at January 1, 2016	$(6.4)	$2.1	$(390.4)	$(622.3)	$(1,017.0)
Recorded into AOCI	(26.0)	4.8	5.7	68.3	52.8
Reclassified out of AOCI	28.4	(.8)	9.5		37.1

Net other comprehensive income	2.4	4.0	15.2	68.3	89.9

Balance at June 30, 2016	$(4.0)	$6.1	$(375.2)	$(554.0)	$(927.1)

Six Months Ended June 30, 2015	Derivative Contracts	Marketable Debt Securities	Pension Plans	Foreign Currency Translation	Total
Balance at January 1, 2015	$(13.5)	$5.3	$(433.1)	$(138.5)	$(579.8)
Recorded into AOCI	4.9	(1.0)	1.8	(246.0)	(240.3)
Reclassified out of AOCI	(2.5)	(.8)	13.8		10.5

Net other comprehensive income (loss)	2.4	(1.8)	15.6	(246.0)	(229.8)

Balance at June 30, 2015	$(11.1)	$3.5	$(417.5)	$(384.5)	$(809.6)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the three months ended June 30, 2016 and 2015 are as follows:

AOCI Components	Line Item in the Consolidated Statements of Comprehensive Income (Loss)	Three Months Ended June 30
		2016	2015
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$(1.7)	$.3
	Cost of sales and revenues	.6	.2
	Interest and other expense, net	.2	.2

Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(7.6)	25.4

	Pre-tax expense (reduction) increase	(8.5)	26.1
	Tax benefit	(.3)	(7.5)

	After-tax expense (reduction) increase	(8.8)	18.6

Unrealized (gains) and losses on marketable debt securities:
Marketable debt securities	Investment income	(.4)	(.3)
	Tax expense	.1	.1

	After-tax income increase	(.3)	(.2)

Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues	3.5	5.8
	Selling, general and administrative	3.6	4.2

		7.1	10.0
Prior service costs	Cost of sales and revenues	.3	.3

Financial Services
Actuarial loss	Selling, general and administrative	.3	.5

	Pre-tax expense increase	7.7	10.8
	Tax benefit	(2.7)	(3.8)

	After-tax expense increase	5.0	7.0

Total reclassifications out of AOCI		$(4.1)	$25.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the six months ended June 30, 2016 and 2015 are as follows:

AOCI Components	Line Item in the Consolidated Statements of Comprehensive Income (Loss)	Six Months Ended June 30
		2016	2015
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$(6.5)	$.3
	Cost of sales and revenues	.6	3.4
	Interest and other expense, net	1.9	(1.7)

Financial Services
Interest-rate contracts	Interest and other borrowing expenses	50.3	(7.8)

	Pre-tax expense increase (reduction)	46.3	(5.8)
	Tax (benefit) expense	(17.9)	3.3

	After-tax expense increase (reduction)	28.4	(2.5)

Unrealized (gains) and losses on marketable debt securities:
Marketable debt securities	Investment income	(1.1)	(1.1)
	Tax expense	.3	.3

	After-tax income increase	(.8)	(.8)

Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues	6.9	11.2
	Selling, general and administrative	6.5	8.5

		13.4	19.7
Prior service costs	Cost of sales and revenues	.5	.5
	Selling, general and administrative	.1	.1

		.6	.6

Financial Services
Actuarial loss	Selling, general and administrative	.5	.9

	Pre-tax expense increase	14.5	21.2
	Tax benefit	(5.0)	(7.4)

	After-tax expense increase	9.5	13.8

Total reclassifications out of AOCI		$37.1	$10.5

Stock Compensation Plans

Stock-based compensation expense was $1.9 and $9.1 for the three months and six months ended June 30, 2016, respectively, and $2.3 and $10.1 for the three and six months ended June 30, 2015, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to $.1 and $.2 for the three and six months ended June 30, 2016, respectively, and $1.0 and $2.2 for the three and six months ended June 30, 2015, respectively, have been classified as a financing cash flow.

During the first half of 2016, the Company issued 326,205 common shares under deferred and stock compensation arrangements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Other Capital Stock Changes

The Company purchased nil and 1.1 million of treasury shares during the three and six months ended June 30, 2016, respectively.

NOTE G - Income Taxes

The effective tax rate for the second quarter of 2016 declined to 25.5% from 31.4% for the second quarter of 2015, and the effective tax rate for the first half of 2016 was 152.3% compared to 32.0% in the same period of 2015. Substantially all of the difference in tax rates for both periods was due to the non-taxable favorable $109.6 adjustment to the European Commission (EC) charge in the second quarter of 2016 and the non-deductible expense of $833.0 for the EC charge in the first half of 2016.

NOTE H - Segment Information

PACCAR operates in three principal segments: Truck, Parts and Financial Services. The Company evaluates the performance of its Truck and Parts segments based on operating profits, which excludes investment income, other income and expense, the EC charge and income taxes. The Financial Services segment’s performance is evaluated based on income before income taxes. The accounting policies of the reportable segments are the same as those applied in the consolidated financial statements as described in Note A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Other

Included in Other is the Company’s industrial winch manufacturing business. Also within this category are other sales, income and expense not attributable to a reportable segment, including the EC charge and a portion of corporate expenses.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net sales and revenues:
Truck	$3,598.0	$4,228.4	$7,070.4	$8,209.2
Less intersegment	(256.8)	(245.0)	(458.7)	(456.7)

External customers	3,341.2	3,983.4	6,611.7	7,752.5

Parts	769.5	788.4	1,498.8	1,552.8
Less intersegment	(13.1)	(11.9)	(22.9)	(23.6)

External customers	756.4	776.5	1,475.9	1,529.2

Other	18.2	26.2	38.8	52.4

	4,115.8	4,786.1	8,126.4	9,334.1
Financial Services	297.4	293.8	586.8	578.5

	$4,413.2	$5,079.9	$8,713.2	$9,912.6

Income (loss) before income taxes:
Truck	$329.4	$420.1	$633.5	$759.2
Parts	133.4	145.7	268.0	284.6
Other*	99.7	(9.7)	(854.6)	(20.1)

	562.5	556.1	46.9	1,023.7
Financial Services	77.3	90.8	157.6	179.8
Investment income	6.4	5.3	12.1	10.4

	$646.2	$652.2	$216.6	$1,213.9

Depreciation and amortization:
Truck	$112.3	$101.9	$221.9	$198.9
Parts	1.9	1.6	3.5	3.1
Other	3.9	3.5	7.8	7.1

	118.1	107.0	233.2	209.1
Financial Services	134.8	120.3	262.2	239.3

	$252.9	$227.3	$495.4	$448.4

*	Other includes a favorable adjustment to the European Commission charge of $109.6 in the second quarter of 2016 and an expense of $(833.0) for the first half of 2016.

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio is $100.7 at June 30, 2016.

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

At June 30, 2016, the notional amount of the Company’s interest-rate contracts was $3,345.7. Notional maturities for all interest-rate contracts are $500.8 for the remainder of 2016, $743.2 for 2017, $1,058.1 for 2018, $714.6 for 2019, $139.4 for 2020 and $189.6 thereafter. Substantially all of these contracts are floating to fixed swaps that effectively convert an equivalent amount of commercial paper and other variable rate debt to fixed rates.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At June 30, 2016, the notional amount of the outstanding foreign-exchange contracts was $416.2. Foreign-exchange contracts mature within one year.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$100.7		$132.2
Deferred taxes and other liabilities		$53.2		$46.7
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	9.6		3.9
Accounts payable, accrued expenses and other		.6		.2

Total	$110.3	$53.8	$136.1	$46.9

Economic hedges:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.6		$.9
Accounts payable, accrued expenses and other		$.6		$.3
Financial Services:
Other assets	4.5		.3
Deferred taxes and other liabilities		.6		1.0

Total	$5.1	$1.2	$1.2	$1.3

Gross amounts recognized in Balance Sheets	$115.4	$55.0	$137.3	$48.2
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(.5)	(.5)	(.4)	(.4)
Financial Services:
Interest-rate contracts	(10.9)	(10.9)	(3.3)	(3.3)
Foreign-exchange contracts			(.2)	(.2)

Pro forma net amount	$104.0	$43.6	$133.4	$44.3

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The (income) or expense recognized in earnings related to fair value hedges was included in interest and other borrowing expenses in the Financial Services segment of the Consolidated Statements of Comprehensive Income (Loss) as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Interest-rate swaps	$(3.0)	$.3	$(5.0)	$(1.1)
Term notes	2.8	(.5)	4.4	.6

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI to the extent such hedges are considered effective. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 4.9 years. The Company recognized no gains or losses on the ineffective portions for the three and six month periods ended June 30, 2016 and 2015.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income (loss) (OCI):

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Interest-	Foreign-	Interest-	Foreign-
	Rate	Exchange	Rate	Exchange
	Contracts	Contracts	Contracts	Contracts
Gain (loss) recognized in OCI:
Truck, Parts and Other		$9.6		$9.9
Financial Services	$8.4		$(53.3)

Total	$8.4	$9.6	$(53.3)	$9.9

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Interest-	Foreign-	Interest-	Foreign-
	Rate	Exchange	Rate	Exchange
	Contracts	Contracts	Contracts	Contracts
(Loss) gain recognized in OCI:
Truck, Parts and Other		$(3.0)		$(3.0)
Financial Services	$(19.9)		$11.8

Total	$(19.9)	$(3.0)	$11.8	$(3.0)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Expense (income) reclassified out of AOCI into income was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Interest-	Foreign-	Interest-	Foreign-
	Rate	Exchange	Rate	Exchange
	Contracts	Contracts	Contracts	Contracts
Truck, Parts and Other:
Net sales and revenues		$(1.7)		$(6.5)
Cost of sales and revenues		.6		.6
Interest and other expense, net		.2		1.9
Financial Services:
Interest and other borrowing expenses	$(7.6)		$50.3

Total	$(7.6)	$(.9)	$50.3	$(4.0)

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Interest-	Foreign-	Interest-	Foreign-
	Rate	Exchange	Rate	Exchange
	Contracts	Contracts	Contracts	Contracts
Truck, Parts and Other:
Net sales and revenues		$.3		$.3
Cost of sales and revenues		.2		3.4
Interest and other expense, net		.2		(1.7)
Financial Services:
Interest and other borrowing expenses	$25.4		$(7.8)

Total	$25.4	$.7	$(7.8)	$2.0

The amount of loss recorded in AOCI at June 30, 2016 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $.2, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains (losses) reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was $.3 and ($.3) for the three and six months ended June 30, 2016, respectively, and nil for the three and six month periods ended June 30, 2015.

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

For the three and six month periods ended June 30, 2016 and 2015, expense (income) recognized in earnings related to interest-rate contracts was nil. The expense (income) recognized in earnings related to foreign-exchange contracts was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Truck, Parts and Other:
Cost of sales and revenues	$.1	$(.3)	$1.1	$(2.0)
Interest and other expense, net	.9	(.5)	.8	1.6
Financial Services:
Interest and other borrowing expenses	(10.6)	(3.3)	(8.2)	(17.8)
Selling, general and administrative	.5	(.4)	(1.6)	(.6)

Total	$(9.1)	$(4.5)	$(7.9)	$(18.8)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2016. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At June 30, 2016	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$493.0	$493.0
U.S. corporate securities		101.3	101.3
U.S. government and agency securities	$15.6	.9	16.5
Non-U.S. corporate securities		557.4	557.4
Non-U.S. government securities		155.9	155.9
Other debt securities		102.2	102.2

Total marketable debt securities	$15.6	$1,410.7	$1,426.3

Derivatives
Cross currency swaps		$91.9	$91.9
Interest-rate swaps		8.8	8.8
Foreign-exchange contracts		14.7	14.7

Total derivative assets		$115.4	$115.4

Liabilities:
Derivatives
Cross currency swaps		$36.9	$36.9
Interest-rate swaps		16.3	16.3
Foreign-exchange contracts		1.8	1.8

Total derivative liabilities		$55.0	$55.0

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2015	Level 1	Level 2	Total
Assets:
Marketable debt securities
U.S. tax-exempt securities		$505.4	$505.4
U.S. corporate securities		76.7	76.7
U.S. government and agency securities	$15.1	.6	15.7
Non-U.S. corporate securities		587.0	587.0
Non-U.S. government securities		193.7	193.7
Other debt securities		69.6	69.6

Total marketable debt securities	$15.1	$1,433.0	$1,448.1

Derivatives
Cross currency swaps		$130.5	$130.5
Interest-rate swaps		1.7	1.7
Foreign-exchange contracts		5.1	5.1

Total derivative assets		$137.3	$137.3

Liabilities:
Derivatives
Cross currency swaps		$37.2	$37.2
Interest-rate swaps		9.5	9.5
Foreign-exchange contracts		1.5	1.5

Total derivative liabilities		$48.2	$48.2

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Financial Services fixed rate loans	$3,637.5	$3,737.8	$3,660.6	$3,729.0

Liabilities:
Financial Services fixed rate debt	4,968.4	5,033.0	4,167.9	4,192.2

NOTE K - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Service cost	$22.6	$24.2	$44.5	$45.8
Interest on projected benefit obligation	24.1	23.3	47.7	46.2
Expected return on assets	(36.1)	(35.7)	(71.7)	(70.5)
Amortization of prior service costs	.3	.3	.6	.6
Recognized actuarial loss	7.4	10.5	13.9	20.6

Net pension expense	$18.3	$22.6	$35.0	$42.7

During the three and six months ended June 30, 2016, the Company contributed $54.2 and $59.3 to its pension plans, respectively, and $53.0 and $55.7 for the three and six months ended June 30, 2015, respectively.

NOTE L - Commitments and Contingencies

In the first quarter of 2016, the Company recorded a charge of €850.0 ($942.6) in connection with an investigation by the EC of all major European truck manufacturers, including DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH (collectively, “DAF”) and the Company as their parent. On July 19, 2016, the EC concluded its investigation by reaching a settlement with DAF and the Company under which the EC imposed a fine of €752.7 ($833.0) for infringement of European Union competition rules. As a result of the settlement, the Company reversed, in the second quarter of 2016, €97.3 ($109.6) of the previously recorded charge. The fine will be paid by DAF within three months after notification from the EC. The fine is not tax deductible. DAF has sufficient liquidity to fund a payment in the amount of the fine.

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

Consolidated net sales and revenues in the second quarter of 2016 were $4.41 billion compared to $5.08 billion in the second quarter of 2015. In the first six months of 2016, net sales and revenues were $8.71 billion compared to $9.91 billion in the same period of 2015. The Company’s worldwide truck net sales and revenues in the second quarter of 2016 were $3.34 billion compared to $3.98 billion in the second quarter of 2015. In the first six months of 2016, truck net sales were $6.61 billion compared to $7.75 billion in the same period of 2015. Decreases in truck sales were primarily due to lower industry truck sales in the U.S. and Canada, partially offset by higher truck sales in Europe. The Company’s worldwide parts net sales and revenues were $756.4 million in the second quarter of 2016 compared to $776.5 million in the second quarter of 2015. In the first six months of 2016, parts net sales were $1.48 billion compared to $1.53 billion in the same period of 2015. Decreases in parts sales were primarily due to lower demand in North America. Financial Services revenues were $297.4 million in the second quarter of 2016 compared to $293.8 million in the second quarter of 2015. In the first six months of 2016, Financial Services revenues were $586.8 million compared to $578.5 million in the same period of 2015. The increase in Financial Services revenues was primarily due to higher average earning assets, partially offset by lower yields.

Second quarter 2016 net income was $481.3 million ($1.37 per diluted share). The Company earned adjusted net income (non-GAAP) of $371.7 million ($1.06 per diluted share) in the second quarter of 2016, excluding a favorable $109.6 million adjustment to the non-recurring charge established in the first quarter this year for the EC investigation of all European truck manufacturers. On July 19, 2016, the EC concluded its investigation by reaching a settlement with DAF. The Company earned net income of $447.2 million ($1.26 per diluted share) in the second quarter last year. In the first half of 2016, the Company reported a net loss of $113.3 million ($.32 per diluted share). Excluding the non-recurring $833.0 million EC charge, the Company earned adjusted net income (non-GAAP) of $719.7 million ($2.05 per diluted share) in the first half of 2016. In the first half of last year, the Company earned net income of $825.6 million ($2.32 per diluted share). Excluding the non-recurring charge, the second quarter and first half results reflect lower truck and parts sales in North America, partially offset by increased truck sales in Europe. See Reconciliation of Non-GAAP to GAAP Financial Measures on page 52.

In the second quarter and first half of 2016, the Company’s capital investments were $92.3 million and $154.4 million compared to $49.7 million and $87.0 million in the second quarter and first half of 2015. Research and development (R&D) expenses were $60.8 million and $120.4 million in the second quarter and first half of 2016 compared to $59.3 million and $115.5 million in the second quarter and first half of 2015.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 23 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $12.23 billion. PFS issued $1.34 billion in medium-term notes during the first half of 2016 to support portfolio growth.

PACCAR Inc – Form 10-Q

Truck Outlook

Truck industry retail sales in the U.S. and Canada in 2016 are expected to be 220,000 to 240,000 units compared to 278,400 in 2015. In Europe, the 2016 truck industry registrations for over 16-tonne vehicles are projected to increase to a range of 280,000 to 300,000 units, compared to the 269,100 truck registrations in 2015. In South America, heavy-duty truck industry sales in 2016 are estimated to be in a range of 60,000 to 70,000 units compared to 74,000 in 2015.

Parts Outlook

In 2016, PACCAR Parts sales in North America are expected to be comparable to 2015 sales and Europe aftermarket sales are expected to increase slightly, reflecting steady global retail parts demand.

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

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

PACCAR Inc – Form 10-Q

RESULTS OF OPERATIONS:

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions, except per share amounts)	2016	2015	2016	2015
Net sales and revenues:
Truck	$3,341.2	$3,983.4	$6,611.7	$7,752.5
Parts	756.4	776.5	1,475.9	1,529.2
Other	18.2	26.2	38.8	52.4

Truck, Parts and Other	4,115.8	4,786.1	8,126.4	9,334.1
Financial Services	297.4	293.8	586.8	578.5

	$4,413.2	$5,079.9	$8,713.2	$9,912.6

Income (loss) before income taxes:
Truck	$329.4	$420.1	$633.5	$759.2
Parts	133.4	145.7	268.0	284.6
Other*	99.7	(9.7)	(854.6)	(20.1)

Truck, Parts and Other	562.5	556.1	46.9	1,023.7
Financial Services	77.3	90.8	157.6	179.8
Investment income	6.4	5.3	12.1	10.4
Income taxes	(164.9)	(205.0)	(329.9)	(388.3)

Net income (loss)	$481.3	$447.2	$(113.3)	$825.6

Diluted earnings (loss) per share	$1.37	$1.26	$(.32)	$2.32

Return on revenues	10.9%	8.8%	(1.3)%	8.3%
Adjusted return on revenues**	8.4%	8.8%	8.3%	8.3%

*	Other includes a favorable adjustment to the EC charge of $109.6 in the second quarter of 2016 and an expense of $(833.0) for the first half of 2016.
**	Calculated using adjusted net income of $371.7 for the second quarter and $719.7 for the first half of 2016. See page 52 for a reconciliation of non-GAAP to GAAP financial measures.

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

PACCAR Inc – Form 10-Q

2016 Compared to 2015:

Truck

The Company’s Truck segment accounted for 76% of revenues in the second quarter and first six months of 2016 compared to 78% in the second quarter and first six months of 2015.

($ in millions)	Three Months Ended June 30			Six Months Ended June 30
	2016	2015	% Change	2016	2015	% Change
Truck net sales and revenues:
U.S. and Canada	$2,006.7	$2,821.6	(29)	$3,954.2	$5,447.5	(27)
Europe	969.3	804.7	20	1,978.7	1,577.2	25
Mexico, South America, Australia and other	365.2	357.1	2	678.8	727.8	(7)

	$3,341.2	$3,983.4	(16)	$6,611.7	$7,752.5	(15)

Truck income before income taxes	$329.4	$420.1	(22)	$633.5	$759.2	(17)

Pre-tax return on revenues	9.9%	10.5%		9.6%	9.8%

The Company’s worldwide truck net sales and revenues in the second quarter and first half of 2016 decreased to $3.34 billion and $6.61 billion, respectively, from $3.98 billion and $7.75 billion in the same periods in 2015, respectively, primarily due to lower truck deliveries in the U.S. and Canada. This was partially offset by higher truck deliveries in Europe.

For the second quarter and first half of 2016, Truck segment income before income taxes and pre-tax return on revenues reflect lower truck unit deliveries.

The Company’s new truck deliveries are summarized below:

	Three Months Ended June 30			Six Months Ended June 30
	2016	2015	% Change	2016	2015	% Change
U.S. and Canada	19,800	26,800	(26)	38,300	51,200	(25)
Europe	13,100	11,200	17	26,600	21,300	25
Mexico, South America, Australia and other	3,900	3,600	8	7,200	7,400	(3)

Total units	36,800	41,600	(12)	72,100	79,900	(10)

In the first six months of 2016, industry retail sales in the heavy-duty market in the U.S. and Canada decreased to 115,800 units from 138,100 units in the same period of 2015. The Company’s heavy-duty truck retail market share was 26.6% in the first half of 2016 compared to 27.7% in the first half of 2015. The medium-duty market was 45,600 units in the first half of 2016 compared to 41,200 units in the same period of 2015. The Company’s medium-duty market share was 15.4% in both the first six months of 2016 and 2015.

The over 16-tonne truck market in Western and Central Europe in the first six months of 2016 was 154,500 units compared to 130,700 units in the first six months of 2015. DAF market share was 16.0% in the first six months of 2016 compared to 14.8% in the same period of 2015. The 6 to 16-tonne market in the first six months of 2016 was 25,500 units compared to 22,400 units in the first six months of 2015. DAF market share in the 6 to 16-tonne market in the first six months of 2016 was 9.9% compared to 9.0% in the same period of 2015.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended June 30, 2016 and 2015 for the Truck segment are as follows:

	Net	Cost	Gross
($ in millions)	Sales	of Sales	Margin
Three Months Ended June 30, 2015	$3,983.4	$3,477.6	$505.8
(Decrease) increase
Truck delivery volume	(594.6)	(504.2)	(90.4)
Average truck sales prices	(72.4)		(72.4)
Average per truck material, labor and other direct costs		(64.6)	64.6
Factory overhead and other indirect costs		(14.5)	14.5
Operating leases	16.9	16.1	.8
Currency translation	7.9	6.7	1.2

Total decrease	(642.2)	(560.5)	(81.7)

Three Months Ended June 30, 2016	$3,341.2	$2,917.1	$424.1

•	Truck delivery volume reflects lower truck deliveries in the U.S. and Canada which resulted in lower sales ($784.6 million) and cost of sales ($659.3 million), partially offset by higher truck deliveries in Europe which resulted in higher sales ($179.4 million) and cost of sales ($142.9 million).

•	Average truck sales prices decreased sales by $72.4 million, primarily due to lower price realization in Europe ($51.7 million) and the U.S. and Canada ($25.0 million).

•	Average cost per truck decreased cost of sales by $64.6 million, primarily due to lower material costs.

•	Factory overhead and other indirect costs decreased $14.5 million, primarily due to lower salaries and related expenses ($6.1 million) and lower supplies, repairs and maintenance costs ($5.3 million).

•	Operating lease revenues increased by $16.9 million and cost of sales increased by $16.1 million due to higher average asset balances.

•	The currency translation effect on sales and cost of sales reflects an increase in the value of euro relative to the U.S. dollar, partially offset by a decline in the value of other foreign currencies relative to the U.S. dollar, primarily the Canadian dollar.

•	Truck gross margins were 12.7% in both the second quarter of 2016 and 2015 reflecting the factors noted above.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the six months ended June 30, 2016 and 2015 for the Truck segment are as follows:

	Net	Cost	Gross
($ in millions)	Sales	of Sales	Margin
Six Months Ended June 30, 2015	$7,752.5	$6,820.8	$931.7
(Decrease) increase
Truck delivery volume	(1,015.5)	(858.2)	(157.3)
Average truck sales prices	(117.0)		(117.0)
Average per truck material, labor and other direct costs		(133.0)	133.0
Factory overhead and other indirect costs		(30.3)	30.3
Operating leases	42.2	41.1	1.1
Currency translation	(50.5)	(47.2)	(3.3)

Total decrease	(1,140.8)	(1,027.6)	(113.2)

Six Months Ended June 30, 2016	$6,611.7	$5,793.2	$818.5

•	Truck delivery volume reflects lower truck deliveries in the U.S. and Canada which resulted in lower sales ($1,405.9 million) and cost of sales ($1,184.0 million), partially offset by higher truck deliveries in Europe which resulted in higher sales ($405.5 million) and cost of sales ($329.0 million).

•	Average truck sales prices decreased sales by $117.0 million, primarily due to lower price realization in the U.S. and Canada ($66.8 million) and Europe ($53.3 million).

•	Average cost per truck decreased cost of sales by $133.0 million, primarily due to lower material costs.

•	Factory overhead and other indirect costs decreased $30.3 million, primarily due to lower salaries and related expenses ($12.7 million) and lower maintenance costs ($6.8 million).

•	Operating lease revenues increased by $42.2 million and cost of sales increased by $41.1 million due to higher average asset balances.

•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the Canadian and the Australian dollar.

•	Truck gross margins in the first six months of 2016 of 12.4% increased from 12.0% in the same period in 2015 primarily due to the factors noted above.

Truck SG&A for the second quarter of 2016 increased to $50.7 million from $45.4 million in the second quarter of 2015. In the first six months of 2016, Truck SG&A increased to $99.8 million from $91.2 million in the first six months of 2015. The increase in the second quarter and first half was primarily due to higher salaries and related expenses.

As a percentage of sales, Truck SG&A increased to 1.5% in the second quarter and first six months of 2016 from 1.1% in the second quarter of 2015 and 1.2% in the first half of 2015, primarily due to lower net sales.

PACCAR Inc – Form 10-Q

Parts

The Company’s Parts segment accounted for 17% of revenues in the second quarter and first six months of 2016 compared to 15% in the second quarter and first six months of 2015.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2016	2015	% Change	2016	2015	% Change
Parts net sales and revenues:
U.S. and Canada	$483.3	$501.7	(4)	$938.5	$984.8	(5)
Europe	192.1	191.4		385.3	386.4
Mexico, South America, Australia and other	81.0	83.4	(3)	152.1	158.0	(4)

	$756.4	$776.5	(3)	$1,475.9	$1,529.2	(3)

Parts income before income taxes	$133.4	$145.7	(8)	$268.0	$284.6	(6)

Pre-tax return on revenues	17.6%	18.8%		18.2%	18.6%

The Company’s worldwide parts net sales and revenues for the second quarter decreased to $756.4 million in 2016 from $776.5 million in 2015, and for the first six months, worldwide parts net sales and revenues decreased to $1.48 billion in 2016 from $1.53 billion in 2015, reflecting lower aftermarket demand in North America.

For the second quarter and first half of 2016, the decrease in Parts segment income before income taxes and pre-tax return on revenues was primarily due to lower sales volume and margins in North America.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended June 30, 2016 and 2015 for the Parts segment are as follows:

	Net	Cost	Gross
($ in millions)	Sales	of Sales	Margin
Three Months Ended June 30, 2015	$776.5	$562.7	$213.8
(Decrease) increase
Aftermarket parts volume	(16.1)	(6.7)	(9.4)
Average aftermarket parts sales prices	(5.9)		(5.9)
Average aftermarket parts direct costs		(4.1)	4.1
Warehouse and other indirect costs		2.5	(2.5)
Currency translation	1.9	1.2	.7

Total decrease	(20.1)	(7.1)	(13.0)

Three Months Ended June 30, 2016	$756.4	$555.6	$200.8

•	Aftermarket parts sales volume decreased by $16.1 million and related cost of sales decreased by $6.7 million, primarily due to lower market demand in North America.

•	Average aftermarket parts sales prices decreased sales by $5.9 million reflecting lower price realization.

•	Average aftermarket parts direct costs decreased $4.1 million due to lower material costs.

PACCAR Inc – Form 10-Q

•	Warehouse and other indirect costs increased $2.5 million mainly due to costs for start-up of the new distribution center in Renton, Washington, higher depreciation and higher maintenance expense.

•	The currency translation effect on sales and cost of sales reflects an increase in the value of euro relative to the U.S. dollar, partially offset by a decline in the value of the Australian and the Canadian dollar relative to the U.S. dollar.

•	Parts gross margins in the second quarter of 2016 decreased to 26.5% from 27.5% in the second quarter of 2015 due to the factors noted above.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the six months ended June 30, 2016 and 2015 for the Parts segment are as follows:

	Net	Cost	Gross
($ in millions)	Sales	of Sales	Margin
Six Months Ended June 30, 2015	$1,529.2	$1,109.1	$420.1
(Decrease) increase
Aftermarket parts volume	(37.7)	(23.0)	(14.7)
Average aftermarket parts sales prices	(7.4)		(7.4)
Average aftermarket parts direct costs		(10.5)	10.5
Warehouse and other indirect costs		4.8	(4.8)
Currency translation	(8.2)	(5.7)	(2.5)

Total decrease	(53.3)	(34.4)	(18.9)

Six Months Ended June 30, 2016	$1,475.9	$1,074.7	$401.2

•	Aftermarket parts sales volume decreased by $37.7 million and related cost of sales decreased by $23.0 million due to lower market demand in North America.

•	Average aftermarket parts sales prices decreased sales by $7.4 million reflecting lower price realization.

•	Average aftermarket parts direct costs decreased $10.5 million due to lower material costs.

•	Warehouse and other indirect costs increased $4.8 million, primarily due to costs for start-up of the new distribution center in Renton, Washington, higher depreciation and higher maintenance expense.

•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the Australian and Canadian dollar.

•	Parts gross margins in the first half of 2016 decreased to 27.2% from 27.5% in the first half of 2015 due to the factors noted above.

Parts SG&A expense for the second quarter of 2016 was $48.4 million compared to $48.8 million in the second quarter of 2015. In the first six months of 2016, Parts SG&A was $96.2 million compared to $97.0 million in the first six months of 2015.

As a percentage of sales, Parts SG&A increased to 6.4% in the second quarter of 2016 from 6.3% in the second quarter of 2015. For the first six months of 2016, Parts SG&A as a percentage of sales was 6.5%, up from 6.3% in the first six months of 2015. The increase for both periods was primarily due to lower net sales.

PACCAR Inc – Form 10-Q

Financial Services

The Company’s Financial Services segment accounted for 7% of revenues in the second quarter and first six months of 2016 compared to 6% in the second quarter and first six months of 2015.

	Three Months Ended			Six Months Ended
($ in millions)	June 30			June 30
	2016	2015	% Change	2016	2015	% Change
New loan and lease volume:
U.S. and Canada	$702.9	$782.3	(10)	$1,194.8	$1,342.9	(11)
Europe	278.0	268.9	3	547.2	506.9	8
Mexico and Australia	139.4	148.9	(6)	268.5	304.4	(12)

	$1,120.3	$1,200.1	(7)	$2,010.5	$2,154.2	(7)
New loan and lease volume by product:
Loans and finance leases	$801.2	$898.8	(11)	$1,433.9	$1,582.6	(9)
Equipment on operating lease	319.1	301.3	6	576.6	571.6	1

	$1,120.3	$1,200.1	(7)	$2,010.5	$2,154.2	(7)
New loan and lease unit volume:
Loans and finance leases	7,900	8,990	(12)	14,670	15,780	(7)
Equipment on operating lease	3,180	2,880	10	5,750	5,520	4

	11,080	11,870	(7)	20,420	21,300	(4)
Average earning assets:
U.S. and Canada	$7,471.4	$7,464.8		$7,443.2	$7,272.1	2
Europe	2,743.3	2,433.8	13	2,714.7	2,444.6	11
Mexico and Australia	1,464.9	1,550.6	(6)	1,464.5	1,581.4	(7)

	$11,679.6	$11,449.2	2	$11,622.4	$11,298.1	3
Average earning assets by product:
Loans and finance leases	$7,360.4	$7,236.0	2	$7,311.8	$7,213.7	1
Dealer wholesale financing	1,676.1	1,748.2	(4)	1,724.8	1,655.7	4
Equipment on lease and other	2,643.1	2,465.0	7	2,585.8	2,428.7	6

	$11,679.6	$11,449.2	2	$11,622.4	$11,298.1	3
Revenues:
U.S. and Canada	$171.6	$169.5	1	$338.8	$330.4	3
Europe	73.3	68.7	7	143.0	136.8	5
Mexico and Australia	52.5	55.6	(6)	105.0	111.3	(6)

	$297.4	$293.8	1	$586.8	$578.5	1
Revenue by product:
Loans and finance leases	$93.2	$96.7	(4)	$185.9	$194.3	(4)
Dealer wholesale financing	13.9	14.4	(3)	28.6	27.7	3
Equipment on lease and other	190.3	182.7	4	372.3	356.5	4

	$297.4	$293.8	1	$586.8	$578.5	1

Income before income taxes	$77.3	$90.8	(15)	$157.6	$179.8	(12)

For the second quarter, new loan and lease volume was $1,120.3 million in 2016 compared to $1,200.1 million in 2015 and for the first half was $2,010.5 million in 2016 compared to $2,154.2 million in 2015, primarily due to lower truck deliveries in the U.S. and Canada.

PACCAR Inc – Form 10-Q

In the second quarter of 2016, PFS finance market share on new PACCAR truck sales was 26.4%, comparable to 26.7% in the second quarter of 2015. In the first six months of 2016, PFS finance market share on new PACCAR truck sales was 25.0% compared to 25.6% in the first six months of 2015.

In the second quarter of 2016, PFS revenue increased to $297.4 million from $293.8 million in the second quarter of 2015, and in the first six months of 2016, PFS revenue increased to $586.8 million from $578.5 million in the first six months of 2015. The increase for both periods was primarily due to higher average earning asset balances, partially offset by lower yields and the effects of translating weaker foreign currencies to the U.S. dollar. The effects of currency translation lowered PFS revenues by $4.4 million and $13.7 million for the second quarter and the first six months of 2016.

PFS income before income taxes decreased to $77.3 million in the second quarter of 2016 from $90.8 million in the second quarter of 2015, and in the first six months of 2016, PFS income before income taxes decreased to $157.6 million in 2016 from $179.8 million in 2015. The decrease for both periods was primarily due to lower yields, lower results on returned lease assets, higher provision for losses on receivables and the effects of translating weaker foreign currencies into the U.S. dollar, partially offset by higher average earning asset balances.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the three months ended June 30, 2016 and 2015 are outlined below:

($ in millions)	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Three Months Ended June 30, 2015	$111.1	$29.6	$81.5
Increase (decrease)
Average finance receivables	.7		.7
Average debt balances		(.1)	.1
Yields	(1.7)		(1.7)
Borrowing rates		4.2	(4.2)
Currency translation	(3.0)	(1.1)	(1.9)

Total (decrease) increase	(4.0)	3.0	(7.0)

Three Months Ended June 30, 2016	$107.1	$32.6	$74.5

•	Average finance receivables increased $57.9 million (excluding foreign exchange effects) in the second quarter of 2016 as a result of higher loans and finance leases and retail portfolio new business volume exceeding collections, partially offset by lower dealer wholesale financing.

•	Average debt balances decreased $22.6 million (excluding foreign exchange effects) in the second quarter of 2016. The lower average debt balances reflect lower funding requirements as the higher average earning asset portfolio (which includes loans, finance leases, wholesale and equipment on operating lease) was funded with retained equity.

•	Lower portfolio yields (4.9% in 2016 compared to 5.0% in 2015) decreased interest and fees by $1.7 million. The lower portfolio yields reflect higher lending volumes in Europe at lower relative market rates.

•	Higher borrowing rates (1.6% in 2016 compared to 1.4% in 2015) were primarily due to higher debt market rates in North America, partially offset by lower debt market rates in Europe.

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar.

PACCAR Inc – Form 10-Q

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the six months ended June 30, 2016 and 2015 are outlined below:

($ in millions)	Interest and Fees	Interest and Other Borrowing Expenses	Finance Margin
Six Months Ended June 30, 2015	$222.0	$58.7	$163.3
Increase (decrease)
Average finance receivables	6.3		6.3
Average debt balances		1.3	(1.3)
Yields	(5.9)		(5.9)
Borrowing rates		5.4	(5.4)
Currency translation	(7.9)	(2.5)	(5.4)

Total (decrease) increase	(7.5)	4.2	(11.7)

Six Months Ended June 30, 2016	$214.5	$62.9	$151.6

•	Average finance receivables increased $228.7 million (excluding foreign exchange effects) in the first six months of 2016 as a result of higher dealer wholesale balances and retail portfolio new business volume exceeding collections.

•	Average debt balances increased $183.0 million (excluding foreign exchange effects) in the first six months of 2016. The higher average debt balances reflect funding for a higher average earning asset portfolio, including loans, finance leases, wholesale and equipment on operating lease.

•	Lower portfolio yields (4.9% in 2016 compared to 5.0% in 2015) decreased interest and fees by $5.9 million. The lower portfolio yields reflect higher lending volumes in Europe at lower relative market rates.

•	Higher borrowing rates (1.5% in 2016 compared to 1.4% in 2015) were primarily due to higher debt market rates in North America, partially offset by lower debt market rates in Europe.

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Operating lease and rental revenues	$180.5	$173.7	$354.7	$342.1
Used truck sales and other	9.8	9.0	17.6	14.4

Operating lease, rental and other revenues	$190.3	$182.7	$372.3	$356.5

Depreciation of operating lease equipment	$126.2	$112.5	$247.7	$227.8
Vehicle operating expenses	22.1	25.5	45.0	47.6
Cost of used truck sales and other	8.1	7.9	14.6	10.9

Depreciation and other expenses	$156.4	$145.9	$307.3	$286.3

PACCAR Inc – Form 10-Q

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended June 30, 2016 and 2015 are outlined below:

($ in millions)	Operating Lease, Rental and Other Revenues	Depreciation and Other Expenses	Lease Margin
Three Months Ended June 30, 2015	$182.7	$145.9	$36.8
Increase (decrease)
Used truck sales	.6	.3	.3
Results on returned lease assets		4.3	(4.3)
Average operating lease assets	5.3	4.2	1.1
Revenue and cost per asset	2.8	2.7	.1
Currency translation and other	(1.1)	(1.0)	(.1)

Total increase (decrease)	7.6	10.5	(2.9)

Three Months Ended June 30, 2016	$190.3	$156.4	$33.9

•	A higher volume of used truck sales increased operating lease, rental and other revenues by $.6 million, partially offset by lower price realization. Depreciation and other expenses increased by $.3 million due to higher volume and impairments of used trucks reflecting lower used truck prices.

•	Results on returned lease assets increased depreciation and other expenses by $4.3 million, primarily due to gains on sales of returned lease units in 2015 versus losses in 2016.

•	Average operating lease assets increased $168.5 million (excluding foreign exchange effects), which increased revenues by $5.3 million and related depreciation and other expenses by $4.2 million.

•	Revenue per asset increased $2.8 million primarily due to higher rental rates in Europe, partially offset by lower rental utilization. Cost per asset increased $2.7 million primarily due to higher depreciation expense in Europe, partially offset by lower vehicle and maintenance expenses.

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar.

PACCAR Inc – Form 10-Q

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the six months ended June 30, 2016 and 2015 are outlined below:

($ in millions)	Operating Lease, Rental and Other Revenues	Depreciation and Other Expenses	Lease Margin
Six Months Ended June 30, 2015	$356.5	$286.3	$70.2
Increase (decrease)
Used truck sales	2.8	3.8	(1.0)
Results on returned lease assets		7.4	(7.4)
Average operating lease assets	10.9	8.8	2.1
Revenue and cost per asset	7.2	5.4	1.8
Currency translation and other	(5.1)	(4.4)	(.7)

Total increase (decrease)	15.8	21.0	(5.2)

Six Months Ended June 30, 2016	$372.3	$307.3	$65.0

•	A higher volume of used truck sales increased operating lease, rental and other revenues by $2.8 million, partially offset by lower price realization. Depreciation and other expenses increased by $3.8 million due to higher volume and impairments of used trucks reflecting lower used truck prices.

•	Results on returned lease assets increased depreciation and other expenses by $7.4 million, primarily due to gains on sales of returned lease units in 2015 versus losses in 2016.

•	Average operating lease assets increased $161.8 million (excluding foreign exchange effects), which increased revenues by $10.9 million and related depreciation and other expenses by $8.8 million.

•	Revenue per asset increased $7.2 million primarily due to higher rental rates in Europe, partially offset by lower rental utilization and lower fuel revenue. Cost per asset increased $5.4 million primarily due to higher depreciation expense in Europe, partially offset by lower vehicle and maintenance expenses and lower fuel expense.

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar

The following table summarizes the provision for losses on receivables and net charge-offs:

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
($ in millions)	Provision For Losses on Receivables	Net Charge-Offs	Provision For Losses on Receivables	Net Charge-Offs
U.S. and Canada	$4.2	$3.0	$6.3	$7.4
Europe	.7	.6	.8	.5
Mexico and Australia	1.1	1.1	2.3	2.0

	$6.0	$4.7	$9.4	$9.9

PACCAR Inc – Form 10-Q

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
($ in millions)	Provision For Losses on Receivables	Net Charge-Offs	Provision For Losses on Receivables	Net Charge-Offs
U.S. and Canada	$2.7	$1.0	$3.3	$1.3
Europe	.1	.5	1.2	1.3
Mexico and Australia	.8	.8	1.8	1.8

	$3.6	$2.3	$6.3	$4.4

The provision for losses on receivables was $6.0 million for the second quarter of 2016, an increase of $2.4 million compared to the second quarter of 2015. For the first half of 2016, the provision for losses on receivables was $9.4 million, an increase of $3.1 million compared to the first half of 2015. The increase for both periods was primarily due to higher retail portfolio balances in the U.S. and Canada and Europe.

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

The post-modification balance of accounts modified during the six months ended June 30, 2016 and 2015 are summarized below:

($ in millions) Six Months Ended June 30,	2016		2015
	Recorded Investment	% of Total Portfolio*	Recorded Investment	% of Total Portfolio*
Commercial	$93.9	2.6%	$90.3	2.5%
Insignificant delay	57.1	1.6%	32.9	.9%
Credit – no concession	16.3	.4%	27.2	.8%
Credit – TDR	17.2	.5%	8.6	.2%

	$184.5	5.1%	$159.0	4.4%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first six months of 2016, total modification activity increased compared to the first six months of 2015, primarily due to higher modifications for insignificant delays and credit – TDRs, partially offset by lower modifications for credit – no concession. The increase in modifications for insignificant delay reflects more retail customers requesting contract modification. The increase in modifications for credit – TDR primarily reflects the contract modification of two large fleet customers.

PACCAR Inc – Form 10-Q

The following table summarizes the Company’s 30+ days past due accounts:

	June 30 2016	December 31 2015	June 30 2015
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.3%	.3%	.3%
Europe	.8%	.7%	.8%
Mexico and Australia	2.4%	1.3%	2.3%

Worldwide	.7%	.5%	.6%

Accounts 30+ days past due of .7% at June 30, 2016 increased from .5% at December 31, 2015, primarily due to higher past due accounts in Mexico and Australia. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.9 million of accounts worldwide during the second quarter of 2016, $2.6 million during the fourth quarter of 2015 and $4.0 million during the second quarter of 2015 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	June 30 2016	December 31 2015	June 30 2015
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.3%	.3%	.3%
Europe	.8%	.7%	.8%
Mexico and Australia	2.5%	1.6%	2.6%

Worldwide	.7%	.6%	.7%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at June 30, 2016, December 31, 2015 and June 30, 2015. The effect on the allowance for credit losses from such modifications was not significant at June 30, 2016, December 31, 2015 and June 30, 2015.

The Company’s annualized pre-tax return on average earning assets for Financial Services was 2.7% for the second quarter and the first six months of 2016 compared to 3.2% for the same periods in 2015.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including the EC charge and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the second quarter and first half of 2016 and 2015. Other SG&A declined to $10.9 million for the second quarter of 2016 from $14.0 million for the second quarter of 2015, reflecting lower salaries and related expenses in 2016. For the first half, other SG&A was $24.4 million in 2016 compared to $29.5 million in 2015, primarily due to lower salaries and related expenses and lower professional fees. For the second quarter, other income (loss) before tax was income of $99.7 million in 2016 compared to a loss of $9.7 million in 2015, reflecting the favorable $109.6 million adjustment to the EC charge. For the first six months, other income (loss) before tax was a loss of $854.6 million in 2016 compared to a loss of $20.1 million in 2015. The higher loss in the first half of 2016 was primarily due to the EC charge and lower pre-tax results from the winch business which has been affected by lower oilfield related business.

PACCAR Inc – Form 10-Q

Investment income for the second quarter was $6.4 million in 2016 compared to $5.3 million in 2015, and for the first six months, investment income was $12.1 million in 2016 compared to $10.4 million in 2015. The higher investment income in the second quarter and first six months of 2016 primarily reflects higher average portfolio balances, partially offset by the effects of translating weaker foreign currencies to the U.S. dollar.

Income Taxes

The effective tax rate for the second quarter of 2016 declined to 25.5% from 31.4% for the second quarter of 2015, and the effective tax rate for the first half of 2016 was 152.3% compared to 32.0% in the same period of 2015. Substantially all of the difference in tax rates for both periods was due to the non-taxable favorable $109.6 million adjustment to the EC charge in the second quarter of 2016 and the non-deductible expense of $833.0 million for the EC charge in the first half of 2016.

($ in millions)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Domestic income before taxes	$327.9	$466.4	$641.1	$873.5
Foreign income (loss) before taxes	318.3	185.8	(424.5)	340.4

Total income before taxes	$646.2	$652.2	$216.6	$1,213.9

Domestic pre-tax return on revenues	13.3%	14.3%	13.1%	14.1%
Foreign pre-tax return on revenues	16.3%	10.2%	(11.1)%	9.1%

Total pre-tax return on revenues	14.6%	12.8%	2.5%	12.2%

For the second quarter and first half of 2016, the decline in income before income taxes and return on revenues for domestic operations was primarily due to lower revenues from truck operations.

For the second quarter of 2016, the increase in income before income taxes and return on revenues for foreign operations was primarily due to the favorable $109.6 million adjustment to the EC charge and improved revenues and margins from European truck operations. For the first half of 2016, the EC charge of $833.0 million resulted in a loss before income taxes and a negative return on revenues for foreign operations. Excluding the EC charge, first half foreign operations income before income taxes and return on revenues increased primarily due to improved revenues and margins from European truck operations.

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)	June 30 2016	December 31 2015
Cash and cash equivalents	$2,064.9	$2,016.4
Marketable debt securities	1,426.3	1,448.1

	$3,491.2	$3,464.5

The Company’s total cash and marketable debt securities at June 30, 2016 increased $26.7 million from the balances at December 31, 2015, due to an increase in cash and cash equivalents, partially offset by a decrease in marketable debt securities.

PACCAR Inc – Form 10-Q

The change in cash and cash equivalents is summarized below:

($ in millions) Six Months Ended June 30,	2016	2015
Operating activities:
Net (loss) income	$(113.3)	$825.6
Net income items not affecting cash	498.9	409.7
European Commission charge	833.0
Changes in operating assets and liabilities, net	430.8	(48.2)

Net cash provided by operating activities	1,649.4	1,187.1
Net cash used in investing activities	(786.1)	(914.7)
Net cash (used in) provided by financing activities	(841.8)	5.3
Effect of exchange rate changes on cash	27.0	(52.2)

Net increase in cash and cash equivalents	48.5	225.5
Cash and cash equivalents at beginning of period	2,016.4	1,737.6

Cash and cash equivalents at end of period	$2,064.9	$1,963.1

Operating activities: Cash provided by operations increased by $462.3 million to $1,649.4 million in the first half of 2016 compared to $1,187.1 million in 2015. The net loss in 2016 reflects the EC non-cash charge of $833.0 million. Higher operating cash flows reflect $579.4 million from wholesale receivables as the first half of 2016 was a cash inflow of $226.0 million vs. a cash outflow of $353.4 million in 2015. In addition, higher cash from operations reflects a lower cash outflow for advanced payment of income taxes of $181.0 million, which was partially offset by a lower cash inflow of $256.0 million from accounts payable and accrued expenses as purchases of goods and services exceeded payments.

Investing activities: Cash used in investing activities decreased by $128.6 million to $786.1 million in the first half of 2016 from $914.7 million in 2015. Lower net cash used in investing activities reflects $222.9 million from marketable debt securities as there was $28.5 million in net proceeds from sales of marketable debt securities in the first half of 2016 vs. $194.4 million in net purchases of marketable debt securities in 2015. This was partially offset by higher payments for property, plant and equipment of $52.6 million and acquisitions of equipment for operating leases of $33.9 million.

Financing activities: Cash used in financing activities was $841.8 million for the first half of 2016 compared to cash provided by financing activities of $5.3 million in 2015. The Company paid $661.0 million in dividends in the first half of 2016 compared to $510.5 million in 2015; the increase of $150.5 million was primarily due to an increase for the 2015 special dividend paid in January 2016. In addition, the Company repurchased 1.1 million shares of common stock for $56.3 million in the first half of 2016. In the first half of 2016, the Company issued $1,366.5 million of term debt, repaid term debt of $1,109.2 million and reduced its outstanding commercial paper and short-term bank loans by $389.2 million. In the first half of 2015, the Company issued $1,306.3 million of term debt, increased its outstanding commercial paper and short-term bank loans by $106.3 million and repaid term debt of $909.5 million. This resulted in cash used in borrowing activities of $131.9 million in the first half of 2016, $635.0 million lower than the cash provided by borrowing activities of $503.1 million in 2015.

Credit Lines and Other

The Company has line of credit arrangements of $3.38 billion, of which $3.21 billion were unused at June 30, 2016. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion expires in June 2017, $1.0 billion expires in June 2020 and $1.0 billion expires in June 2021. The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the six months ended June 30, 2016.

PACCAR Inc – Form 10-Q

On September 23, 2015, PACCAR’s Board of Directors approved the repurchase of up to $300.0 million of the Company’s common stock, and as of June 30, 2016, $192.6 million of shares have been repurchased pursuant to the 2015 authorization.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future. In the first quarter of 2016, the Company recorded a charge of €850 million ($942.6 million) in connection with an investigation by EC of all major European truck manufacturers. On July 19, 2016, the EC concluded its investigation by reaching a settlement with DAF under which the EC imposed a fine on DAF of €752.7 million ($833.0 million) for infringement of European Union competition rules. As a result of the settlement, the Company reversed, in the second quarter of 2016, €97.3 million ($109.6 million) of the previously recorded charge. The fine will be paid by DAF within three months after notification from the EC. The fine is not tax deductible. DAF has sufficient liquidity to fund a payment in the amount of the fine. The Company’s regular quarterly dividend will not be impacted by the EC charge.

Investments for property, plant and equipment in the first half of 2016 increased to $151.5 million from $87.0 million for the same period of 2015, primarily due to higher investments by DAF in Europe and the construction of a new parts distribution center in Renton, Washington. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $6.0 billion, and have significantly increased the operating capacity and efficiency of its facilities and enhance the quality and value of the Company’s premium products.

In 2016, capital investments are expected to be $325 to $375 million and R&D is expected to be $240 to $260 million focused on enhanced aftermarket support, manufacturing facilities and new product development.

The Company conducts business in certain countries which have been experiencing or may experience significant financial stress, fiscal or political strain and are subject to the corresponding potential for default. The Company routinely monitors its financial exposure to global financial conditions, global counterparties and operating environments. As of June 30, 2016, the Company’s exposures in such countries were insignificant.

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

In November 2015, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of June 30, 2016 was $4.65 billion. The registration expires in November 2018 and does not limit the principal amount of debt securities that may be issued during that period.

PACCAR Inc – Form 10-Q

As of June 30, 2016, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1,308.1 million available for issuance under a €2.50 billion medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2016 and is renewable annually through the filing of new listing particulars.

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At June 30, 2016, 8.30 billion pesos were available for issuance.

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

RECONCILIATION OF NON-GAAP TO GAAP FINANCIAL MEASURES:

This Form 10-Q includes “adjusted net income (non-GAAP)” and “adjusted net income per diluted share (non-GAAP)”, which are financial measures that are not in accordance with U.S. generally accepted accounting principles (“GAAP”), since they exclude the non-recurring EC charge. These measures differ from the most directly comparable measures calculated in accordance with GAAP and may not be comparable to similarly titled non-GAAP financial measures used by other companies.

Management utilizes these non-GAAP measures to evaluate the Company’s performance and believes these measures allow investors and management to evaluate operating trends by excluding a significant non-recurring charge that is not representative of underlying operating trends.

PACCAR Inc – Form 10-Q

Reconciliations of adjusted net income (non-GAAP) and adjusted net income per diluted share (non-GAAP) to the most directly comparable GAAP measures are as follows:

(in millions)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Adjusted net income (non-GAAP)	$371.7	$719.7
Non-recurring European Commission charge	109.6	(833.0)

Net income (loss)	$481.3	$(113.3)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Per diluted share:
Adjusted net income (non-GAAP)	$1.06	$2.05
Non-recurring European Commission charge	.31	(2.37)

Net income (loss)	$1.37	$(.32)

(in millions)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Shares used in per diluted share calculations:
Non-GAAP	351.6	351.8
GAAP	351.6	351.1

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

There were no material changes in the Company’s market risk during the six months ended June 30, 2016. For additional information, refer to Item 7A as presented in the 2015 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the six months ended June 30, 2016.

ITEM 1.	LEGAL PROCEEDINGS

In the first quarter of 2016, the Company recorded a charge of €850.0 million ($942.6 million) in connection with an investigation by the EC of all major European truck manufacturers, including DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH (collectively, “DAF”) and the Company as their parent. On July 19, 2016, the EC concluded its investigation by reaching a settlement with DAF and the Company under which the EC imposed a fine of €752.7 million ($833.0 million) for infringement of European Union competition rules. As a result of the settlement, the Company reversed, in the second quarter of 2016, €97.3 million ($109.6 million) of the previously recorded charge. The fine will be paid by DAF within three months after notification from the EC. The fine is not tax deductible. DAF has sufficient liquidity to fund a payment in the amount of the fine.

The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Except for the EC matter noted above, management believes that the disposition of such lawsuits will not materially affect the Company’s business or financial condition.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2015 Annual Report on Form 10-K. Except for the item described below, there have been no other material changes in the Company’s risk factors during the six months ended June 30, 2016.

Product Liability, Litigation and Regulatory Actions. Following the recent settlement of the EC investigation, it is possible that purchasers of trucks in Europe may bring damage claims against truck manufacturers, including the Company. While any such potential claims would likely take a significant period of time to resolve, and the Company believes it has meritorious defenses, an adverse outcome of any such proceedings could have a material impact on the Company’s results of operations.

PACCAR Inc – Form 10-Q

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the six months ended June 30, 2016.

(c)	Issuer purchases of equity securities.

On September 23, 2015, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of June 30, 2016, the Company has repurchased 3.8 million shares for $192.6 million under this plan. There were no repurchases made under this plan during the second quarter of 2016.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	August 3, 2016	By	/s/ M. T. Barkley
M. T. Barkley
Senior Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc – Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)	Articles of Incorporation:

	Amended and Restated Certificate of Incorporation of PACCAR Inc		10-Q	May 4, 2016	3(i)	001-14817

(ii)	Bylaws:

	Fourth Amended and Restated Bylaws of PACCAR Inc		8-K	April 29, 2016	3(ii)	001-14817

(4)	Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(e)	Form of InterNotes, Series C (PACCAR Financial Corp.)	S-3	November 5, 2015	4.4	333-207838

	(f)	Terms and Conditions of the Notes applicable to the €1,500,000 Medium Term Note Programme of PACCAR Financial Europe B.V. prior to May 9, 2014	10-Q	November 7, 2013	4(i)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €1,500,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

	(h)	Terms and Conditions of the Notes applicable to the €1,500,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 11, 2015	10-Q	August 6, 2015	4(g)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	**	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	10(v)	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(g)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

	(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	DEF14A	March 10, 2011	Appendix B	001-14817

	(i)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (effective 01/01/16)	10-Q	August 6, 2015	10(i)	001-14817

	(j)	PACCAR Inc Long Term Incentive Plan	10-Q	August 6, 2015	10(j)	001-14817

	(k)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(l)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, 2014 Form of Nonstatutory Stock Option Agreement	10-Q	August 7, 2013	10(l)	001-14817

	(n)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	8-K	February 5, 2007	99.1	001-14817

	(o)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement	10-K	February 26, 2010	10(m)	001-14817

	(p)	PACCAR Inc Long Term Incentive Plan, Alternate Form of Restricted Stock Award Agreement	10-K	March 1, 2011	10(n)	001-14817

	(q)	PACCAR Inc Long Term Incentive Plan, 2016 Restricted Stock Award Agreement	10-Q	August 6, 2015	10(q)	001-14817

	(r)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective January 1, 2009	10-K	March 1, 2011	10(r)	001-14817

	(s)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	8-K	May 16, 2007	10.1	001-14817

	(t)	Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	10-Q	October 27, 2008	10(o)	001-14817

	(u)	Second Amendment to Memorandum of Understanding dated as of September 26, 2013, by and among PACCAR Engine Company, the Mississippi Development Authority and the Mississippi Major Economic Impact Authority	10-Q	November 7, 2013	10(u)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
(v)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Deferred Restricted Stock Unit Grant Agreement	10-K	February 26, 2015	10(t)	001-14817

(w)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Restricted Stock Grant Agreement	10-K	February 26, 2015	10(u)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith