Form 10-K
period 2016-12-31
PACCAR INC
filed 2017-02-21
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016:

Common Stock, $1 par value - $17.86 billion

The number of shares outstanding of the registrant’s classes of common stock, as of January 31, 2017:

Common Stock, $1 par value - 350,896,879 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on April 25, 2017 are incorporated by reference into Part III.

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

TRUCKS

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. The Company also manufactures engines, primarily for use in the Company’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington; Ste. Therese, Canada and Mexicali, Mexico. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada and in Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF COE trucks assembled in the United Kingdom (U.K.) by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the U.K. PACCAR competes in the Brazilian heavy truck market with DAF models assembled at Ponta Grossa in the state of Paraná, Brasil. PACCAR competes in the Australian light and heavy truck markets with Kenworth conventional and COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models assembled in the U.K. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounts for 75% of total 2016 net sales and revenues.

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

The Company’s trucks have a reputation for high quality and are essentially custom products, most of which are ordered by dealers according to customer specification. Some units are ordered by dealers for stocking to meet the needs of certain customers who require immediate delivery or for customers that require chassis to be fitted with specialized bodies. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures PACCAR engines and axles and a higher percentage of other components for its heavy truck models. The Company also manufactures engines at its Columbus, Mississippi facility. In 2016, the Company installed PACCAR engines in 47% of the Company’s Kenworth and Peterbilt heavy-duty trucks in the U.S. and Canada and substantially all of the DAF heavy-duty trucks sold throughout the world. Engines not manufactured by the Company are purchased from Cummins Inc. (Cummins). The Company purchased a significant portion of its transmissions from Eaton Corporation Plc. (Eaton) and ZF Friedrichshafen AG (ZF). The Company has long-term agreements with Cummins, Eaton and ZF to provide for continuity of supply. A loss of supply from Cummins, Eaton or ZF, and the resulting interruption in the production of trucks, would have a material effect on the Company’s results. Purchased materials and parts include raw materials, partially processed materials, such as castings, and finished components manufactured by independent suppliers. Raw materials, partially processed materials and finished components make up approximately 90% of the cost of new trucks. The value of major finished truck components manufactured by independent suppliers ranges from approximately 33% in Europe to approximately 85% in North America. In addition to materials, the Company’s cost of sales includes labor and factory overhead, vehicle delivery and warranty. Accordingly, except for certain factory overhead costs such as depreciation, property taxes and utilities, the Company’s cost of sales are highly correlated to sales.

The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 4% of consolidated revenues in 2016. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would either require the Company to contract for an alternative source of supply or to manufacture cabs itself.

Other than these components, the Company is not limited to any single source for any significant component, although the sudden inability of a supplier to deliver components could have a temporary adverse effect on production of certain products. No significant shortages of materials or components were experienced in 2016. Manufacturing inventory levels are based upon production schedules, and orders are placed with suppliers accordingly.

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

There are four principal competitors in the U.S. and Canada commercial truck market. The Company’s share of the U.S. and Canadian Class 8 market was 28.5% of retail sales in 2016, and the Company’s medium-duty market share was 16.2%. In Europe, there are six principal competitors in the commercial truck market, including parent companies to two competitors of the Company in the U.S. In 2016, DAF had a 15.5% share of the European heavy-duty market and a 10.1% share of the light/medium market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

The Peterbilt, Kenworth and DAF nameplates are recognized internationally and play an important role in the marketing of the Company’s truck products. The Company engages in a continuous program of trademark and trade name protection in all marketing areas of the world.

The Company’s truck products are subject to noise, emission and safety regulations. Competing manufacturers are subject to the same regulations. The Company believes the cost of complying with these regulations will not be detrimental to its business.

The Company had a total production backlog of $4.8 billion at the end of 2016. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90-day backlog approximated $2.1 billion at December 31, 2016, $2.8 billion at December 31, 2015 and $3.1 billion at December 31, 2014. Production of the year-end 2016 backlog is expected to be substantially completed during 2017.

PARTS

The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles to over 2,100 Kenworth, Peterbilt and DAF dealers in 98 countries around the world. Aftermarket truck parts are sold and delivered to the Company’s independent dealers through the Company’s 17 strategically located parts distribution centers (PDCs) located in the U.S., Canada, Europe, Australia, Mexico and South America. Parts are primarily purchased from various suppliers and also manufactured by the Company. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 18% of total 2016 net sales and revenues.

PACCAR’s new 160,000 square-foot PDC in Renton, Washington opened in the second quarter of 2016. The new facility increased the distribution capacity for the Company’s dealers and customers in the northwestern U.S. and western Canada.

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

FINANCIAL SERVICES

PACCAR Financial Services (PFS) operates in 23 countries in North America, Europe, Australia and South America through wholly owned finance companies operating under the PACCAR Financial trade name. PFS also conducts full service leasing operations through wholly owned subsidiaries in North America, Germany and Australia under the PacLease trade name. Selected dealers in North America are franchised to provide full service leasing. PFS provides its franchisees with equipment financing and administrative support. PFS also operates its own full service lease outlets. PFS’s retail loan and lease customers consist of small, medium and large commercial trucking companies, independent owner/operators and other businesses and acquire their PACCAR trucks principally from independent PACCAR dealers. PFS accounted for 7% of total net sales and revenues and 59% of total assets in 2016.

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

Finance receivables are secured by the trucks and related equipment being financed or leased. The terms of loan and lease contracts generally range from three to five years depending on the type and use of equipment. Payment is required on dealer inventory financing when the floored truck is sold to a customer or upon maturity of the flooring loan, whichever comes first. Dealer inventory loans generally mature within one year.

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

The revenue earned on loans and leases depends on market interest and lease rates and the ability of PFS to differentiate itself from the competition by superior industry knowledge and customer service. Dealer inventory loans have variable rates with rates reset monthly based on an index pertaining to the applicable local market. Retail loan and lease contracts normally have fixed rates over the contract term. PFS obtains funds either through fixed rate borrowings or through variable rate borrowings, a portion of which have been effectively converted to fixed rate through the use of interest-rate contracts. This enables PFS to obtain a stable spread between the cost of borrowing and the yield on fixed rate contracts over the contract term. Included in Financial Services cost of revenues is depreciation on equipment on operating leases. The amount of depreciation on operating leases principally depends on the acquisition cost of leased equipment, the term of the leases, which generally ranges from three to five years, and the residual value of the leases, which generally ranges from 30% to 60%. The margin earned is the difference between the revenues on loan and lease contracts and the direct costs of operation, including interest and depreciation.

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

OTHER BUSINESSES

Other businesses include a division of the Company which manufactures industrial winches in two U.S. plants and markets them under the Braden, Carco and Gearmatic nameplates. The markets for these products are highly competitive, and the Company competes with a number of well established firms. Sales of industrial winches were less than 1% of total net sales and revenues in 2016, 2015 and 2014.

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

EMPLOYEES

On December 31, 2016, the Company had approximately 23,000 employees.

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

Litigation, Product Liability and Regulatory Actions. On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF. Following the settlement, claims and a petition to certify a claim as a class action have been filed against DAF and other truck manufacturers. Others may bring EC-related claims against the Company or its subsidiaries. While the Company believes it has meritorious defenses, such claims will likely take a significant period of time to resolve. An adverse outcome of such proceedings could have a material impact on the Company’s results of operations. The Company’s products are subject to recall for environmental, performance and safety-related issues. Product recalls, lawsuits, regulatory actions or increases in the reserves the Company establishes for contingencies may increase the Company’s costs and lower profits. The Company’s reputation and its brand names are valuable assets, and claims or regulatory actions, even if unsuccessful or without merit, could adversely affect the Company’s reputation and brand images because of adverse publicity.

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

Environmental Regulations. The Company’s operations are subject to environmental laws and regulations that impose significant compliance costs. The Company could experience higher research and development and manufacturing costs due to changes in government requirements for its products, including changes in emissions, fuel, greenhouse gas or other regulations.

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

Market Information, Holders and Dividends.

Common stock of the Company is traded on the NASDAQ Global Select Market under the symbol PCAR. The table below reflects the range of trading prices as reported by The NASDAQ Stock Market LLC and cash dividends declared. There were 1,668 record holders of the common stock at December 31, 2016.

	2016			2015
	DIVIDENDS	STOCK PRICE		DIVIDENDS	STOCK PRICE
QUARTER	DECLARED	HIGH	LOW	DECLARED	HIGH	LOW
First	$.24	$55.60	$43.46	$.22	$68.87	$59.33
Second	.24	60.86	48.17	.22	68.44	60.50
Third	.24	60.75	49.35	.24	66.43	51.51
Fourth	.24	68.50	53.38	.24	56.05	45.04
Year-End Extra	.60			1.40

The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2016 regarding compensation plans under which PACCAR equity securities are authorized for issuance.

	Number of Securities Granted and to be Issued on Exercise of Outstanding Options and Other Rights	Weighted-average Exercise Price of Outstanding Options	Securities Available for Future Grant
Stock compensation plans approved by stockholders	5,062,131	$48.15	14,626,036

All stock compensation plans have been approved by the stockholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 396,869 shares that represent deferred cash awards payable in stock. The weighted-average exercise price does not include the securities that represent deferred cash awards.

Securities available for future grant are authorized under the following two plans: (i) 13,795,810 shares under the LTI Plan, and (ii) 830,226 shares under the RSDC Plan.

Stockholder Return Performance Graph.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, to the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the return of the industry peer groups of companies identified in the graph (the “Peer Group Index”) for the last five fiscal years ended December 31, 2016. Standard & Poor’s has calculated a return for each company in the Peer Group Index weighted according to its respective capitalization at the beginning of each period with dividends reinvested on a monthly basis. Management believes that the identified companies and methodology used in the graph for the Peer Group Index provide a better comparison than other indices available. The Peer Group Index consists of AGCO Corporation, Caterpillar Inc., Cummins Inc., Dana Holding Corporation, Deere & Company, Eaton Corporation, Meritor Inc., Navistar International Corporation, Oshkosh Corporation, AB Volvo and CNH Industrial N.V. CNH Industrial N.V. is included from September 30, 2013, when it began trading on the New York Stock Exchange. The comparison assumes that $100 was invested December 31, 2011, in the Company’s common stock and in the stated indices and assumes reinvestment of dividends.

	2011	2012	2013	2014	2015	2016
PACCAR Inc	100	125.12	168.78	199.47	145.37	201.17
S&P 500 Index	100	116.00	153.57	174.60	177.01	198.18
Peer Group Index	100	112.85	131.30	125.95	98.83	140.99

(b)	Use of Proceeds from Registered Securities.

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On September 23, 2015, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of December 31, 2016, the Company has repurchased 4.1 million shares for $206.7 million under this plan. The following are details of repurchases made under the plan for the fourth quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value That May Yet be Purchased Under This Plan
October 1 - 31, 2016	50,000	$55.01	$104,684,434
November 1 - 30, 2016	208,911	$54.63	$93,272,662

Total	258,911	$54.70	$93,272,662

ITEM 6.	SELECTED FINANCIAL DATA.

	2016	2015	2014	2013	2012
	(millions except per share data)
Truck, Parts and Other Net Sales	$15,846.6	$17,942.8	$17,792.8	$15,948.9	$15,951.7
Financial Services Revenues	1,186.7	1,172.3	1,204.2	1,174.9	1,098.8

Total Revenues	$17,033.3	$19,115.1	$18,997.0	$17,123.8	$17,050.5
Net Income	$521.7	$1,604.0	$1,358.8	$1,171.3	$1,111.6
Adjusted Net Income*	1,354.7
Net Income Per Share:
Basic	1.49	4.52	3.83	3.31	3.13
Diluted	1.48	4.51	3.82	3.30	3.12
Adjusted Diluted*	3.85
Cash Dividends Declared Per Share	1.56	2.32	1.86	1.70	1.58
Total Assets:
Truck, Parts and Other	8,444.1	8,855.2	8,701.5	9,095.4	7,832.3
Financial Services	12,194.8	12,254.6	11,917.3	11,630.1	10,795.5
Truck, Parts and Other Long-Term Debt				150.0	150.0
Financial Services Debt	8,475.2	8,591.5	8,230.6	8,274.2	7,730.1
Stockholders’ Equity	6,777.6	6,940.4	6,753.2	6,634.3	5,846.9

*	See Reconciliation of GAAP to Non-GAAP Financial Measures for 2016 on page 33, and see Note K on page 60.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

2016 Financial Highlights

•     Worldwide net sales and revenues were $17.03 billion in 2016 compared to $19.12 billion in 2015.

•     Truck sales were $12.77 billion in 2016 compared to $14.78 billion in 2015, reflecting lower industry truck sales in the U.S. and Canada, partially offset by higher truck sales in Europe.

•     Parts sales were $3.01 billion in 2016 compared to $3.06 billion in 2015, reflecting lower demand in North America and the effect of translating weaker foreign currencies into the U.S. dollar.

•     Financial Services revenues were $1.19 billion in 2016 compared to $1.17 billion in 2015, primarily due to higher average earning assets, partially offset by currency translation effects.

•     In 2016, PACCAR earned net income for the 78th consecutive year. Net income was $521.7 million ($1.48 per diluted share) in 2016. On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF. Excluding the $833.0 million non-recurring, non-tax-deductible EC charge recorded in the first half of 2016, the Company earned adjusted net income (non-GAAP) of $1.35 billion ($3.85 per diluted share) in 2016 compared to net income of $1.60 billion ($4.51 per diluted share) in 2015. The operating results reflect lower truck and parts sales in the U.S., partially offset by increased truck sales in Europe. See Reconciliation of GAAP to Non-GAAP Financial Measures on page 33.

•     Capital investments were $402.7 million in 2016 compared to $308.4 million in 2015, reflecting additional investments for the construction of a new DAF cab paint facility in Europe, the Peterbilt plant expansion in Denton, Texas and a new parts distribution center (PDC) in Renton, Washington.

•     After-tax return on beginning equity (ROE) was 7.5%. Excluding the EC charge, adjusted ROE (non-GAAP) was 19.5%. See Reconciliation of GAAP to Non-GAAP Financial Measures on page 33.

•     Research and development (R&D) expenses were $247.2 million in 2016 compared to $239.8 million in 2015.

In April 2016, the Company opened its new 160,000 square-foot PDC in Renton, Washington. The new PDC provides enhanced aftermarket support for dealers and customers in the Pacific Northwest and Western Canada. In addition, the Company will begin construction of a new 160,000 square-foot distribution center in Toronto, Canada in 2017.

The Company launched its DAF Connect telematics system in Europe, which provides customers with fleet management data to enhance vehicle and driver performance. Customers can access information through a secure online service, enabling them to optimize vehicle utilization and uptime, reduce operational expenses and enhance logistical efficiency.

Peterbilt constructed a 102,000 square-foot expansion to its truck manufacturing facility in Denton, Texas. The expansion is Peterbilt’s largest facility investment since the construction of the Denton plant in 1980 and will enhance manufacturing efficiency and provide additional production capacity.

The Company launched a new proprietary tandem axle in North America that reduces vehicle weight by up to 150 pounds and improves fuel economy. The axle became available to customers in January 2017. In addition, the Company is enhancing its range of MX engines for 2017. The updated PACCAR engines will deliver increased power and fuel efficiency and reduce operating costs for customers.

PACCAR Australia launched the Kenworth T610 truck in the fourth quarter of 2016. The Kenworth T610 represents the largest production investment in PACCAR Australia’s 45-year history. The T610 was designed specifically for Australia’s demanding road transport market and delivers industry-leading durability, reliability and fuel efficiency. The new 2.1 meter-wide cab features more driver space, enhanced visibility and excellent ergonomics.

DAF is constructing a new $110 million environmentally friendly, robotic cab paint facility at its factory in Westerlo, Belgium, which will increase capacity and efficiency, and minimize emissions and energy consumption. The facility is expected to open in mid-2017. This strategic investment will support DAF’s market share growth and reflects DAF’s leadership in producing high quality vehicles.

PACCAR Financial Services (PFS) has operations covering four continents and 23 countries. PFS, with its global breadth and its rigorous credit application process, supports a portfolio of loans and leases with total assets of $12.19 billion that earned pre-tax profit of $306.5 million. PFS issued $1.94 billion in medium term notes during 2016 to support portfolio growth and repay maturing debt.

Truck Outlook

Truck industry retail sales in the U.S. and Canada in 2017 are expected to be 190,000 to 220,000 units compared to 215,700 in 2016. In Europe, the 2017 truck industry registrations for over 16-tonne vehicles are expected to be 260,000 to 290,000 units compared to 302,500 in 2016. In South America, heavy-duty truck industry sales were 59,000 units in 2016 and in 2017 are estimated to be in a range of 60,000 to 70,000 units.

Parts Outlook

In 2017, PACCAR Parts sales in North America are expected to grow 2-4% compared to 2016 sales. In 2017, Europe aftermarket sales are expected to increase 1-3%.

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2017 are expected to be comparable to 2016. Current good levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline.

Capital Spending and R&D Outlook

Capital investments in 2017 are expected to be $375 to $425 million, and R&D is expected to be $250 to $280 million. The Company is investing for future growth in PACCAR’s integrated powertrain, advanced driver assistance and truck connectivity technologies, and additional capacity and operating efficiency of the Company’s manufacturing and parts distribution facilities. DAF’s new $110 million cab paint facility is on schedule to open in mid-2017.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

($ in millions, except per share amounts)
Year Ended December 31,	2016	2015	2014
Net sales and revenues:
Truck	$12,767.3	$14,782.5	$14,594.0
Parts	3,005.7	3,060.1	3,077.5
Other	73.6	100.2	121.3

Truck, Parts and Other	15,846.6	17,942.8	17,792.8
Financial Services	1,186.7	1,172.3	1,204.2

	$17,033.3	$19,115.1	$18,997.0

Income (loss) before income taxes:
Truck	$1,125.8	$1,440.3	$1,160.1
Parts	543.8	555.6	496.7
Other*	(873.3)	(43.2)	(31.9)

Truck, Parts and Other	796.3	1,952.7	1,624.9
Financial Services	306.5	362.6	370.4
Investment income	27.6	21.8	22.3
Income taxes	(608.7)	(733.1)	(658.8)

Net Income	$521.7	$1,604.0	$1,358.8

Diluted earnings per share	$1.48	$4.51	$3.82

After-tax return on revenues	3.1%	8.4%	7.2%
After-tax adjusted return on revenues (non-GAAP)**	8.0%

*	In 2016, Other includes the EC charge of $833.0.
**	See Reconciliation of GAAP to Non-GAAP Financial Measures for 2016 on page 33.

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

2016 Compared to 2015:

Truck

The Company’s Truck segment accounted for 75% of revenue in 2016 compared to 77% in 2015.

The Company’s new truck deliveries are summarized below:

Year Ended December 31,	2016	2015	% CHANGE
U.S. and Canada	71,500	91,300	(22)
Europe	53,000	47,400	12
Mexico, South America, Australia and other	16,400	16,000	3

Total units	140,900	154,700	(9)

In 2016, industry retail sales in the heavy-duty market in the U.S. and Canada decreased to 215,700 units from 278,400 units in 2015. The Company’s heavy-duty truck retail market share increased to 28.5% in 2016 from 27.4% in 2015. The medium-duty market was 85,200 units in 2016 compared to 80,200 units in 2015. The Company’s medium-duty market share was 16.2% in 2016 compared to 17.0% in 2015.

The over 16-tonne truck market in Europe in 2016 increased to 302,500 units from 269,100 units in 2015, and DAF’s market share increased to 15.5% in 2016 from 14.6% in 2015. The 6 to 16-tonne market in 2016 increased to 52,900 units from 49,000 units in 2015. DAF market share in the 6 to 16-tonne market in 2016 increased to 10.1% from 9.0% in 2015.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Year Ended December 31,	2016	2015	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$7,363.5	$9,774.3	(25)
Europe	3,863.0	3,472.1	11
Mexico, South America, Australia and other	1,540.8	1,536.1

	$12,767.3	$14,782.5	(14)

Truck income before income taxes	$1,125.8	$1,440.3	(22)

Pre-tax return on revenues	8.8%	9.7%

The Company’s worldwide truck net sales and revenues decreased to $12.77 billion in 2016 from $14.78 billion in 2015, primarily due to lower truck deliveries in the U.S. and Canada, partially offset by higher truck deliveries in Europe. Truck segment income before income taxes and pre-tax return on revenues decreased in 2016, reflecting the lower truck unit deliveries and lower margins.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between 2016 and 2015 for the Truck segment are as follows:

($ in millions)	NET SALES AND REVENUES	COST OF SALES AND REVENUES	GROSS MARGIN
2015	$14,782.5	$12,978.3	$1,804.2
Increase (decrease)
Truck delivery volume	(1,815.9)	(1,581.2)	(234.7)
Average truck sales prices	(147.8)		(147.8)
Average per truck material, labor and other direct costs		(110.5)	110.5
Factory overhead and other indirect costs		(35.6)	35.6
Operating leases	88.7	87.4	1.3
Currency translation	(140.2)	(81.6)	(58.6)

Total decrease	(2,015.2)	(1,721.5)	(293.7)

2016	$12,767.3	$11,256.8	$1,510.5

•     Truck delivery volume reflects lower truck deliveries in the U.S. and Canada, which resulted in lower sales ($2,276.0 million) and cost of sales ($1,954.1 million), partially offset by higher truck deliveries in Europe which resulted in higher sales ($413.3 million) and cost of sales ($320.5 million).

•     Average truck sales prices decreased sales by $147.8 million, primarily due to lower price realization in the U.S. and Canada ($108.9 million) and Europe ($26.3 million).

•     Average cost per truck decreased cost of sales by $110.5 million, primarily due to lower material costs.

•     Factory overhead and other indirect costs decreased $35.6 million, primarily due to lower salaries and related expense ($24.7 million) and lower maintenance costs ($18.3 million), partially offset by higher depreciation expense ($8.3 million).

•     Operating lease revenues increased by $88.7 million and cost of sales increased by $87.4 million due to higher average asset balances.

•     The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the British pound and the Canadian dollar.

•     Truck gross margins decreased to 11.8% in 2016 from 12.2% in 2015 due to the factors noted above.

Truck selling, general and administrative expenses (SG&A) for 2016 increased to $202.5 million from $192.6 million in 2015. The increase was primarily due to higher salaries and related expenses. As a percentage of sales, Truck SG&A increased to 1.6% in 2016 compared to 1.3% in 2015, reflecting the lower sales volume.

Parts

The Company’s Parts segment accounted for 18% of revenues in 2016 compared to 16% in 2015.

($ in millions)
Year Ended December 31,	2016	2015	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$1,932.7	$1,969.4	(2)
Europe	761.8	773.9	(2)
Mexico, South America, Australia and other	311.2	316.8	(2)

	$3,005.7	$3,060.1	(2)

Parts income before income taxes	$543.8	$555.6	(2)

Pre-tax return on revenues	18.1%	18.2%

The Company’s worldwide parts net sales and revenues decreased to $3.01 billion in 2016 from $3.06 billion in 2015, primarily due to lower aftermarket demand in North America and the effect of translating weaker foreign currencies into the U.S. dollar. The decrease in Parts segment income before income taxes and pre-tax return on revenues in 2016 was primarily due to lower sales volume and margins in North America and the effect of translating weaker foreign currencies into the U.S. dollar.

The major factors for the changes in net sales, cost of sales and gross margin between 2016 and 2015 for the Parts segment are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
2015	$3,060.1	$2,232.4	$827.7
Increase (decrease)
Aftermarket parts volume	(43.0)	(28.9)	(14.1)
Average aftermarket parts sales prices	22.5		22.5
Average aftermarket parts direct costs		(4.1)	4.1
Warehouse and other indirect costs		8.5	(8.5)
Currency translation	(33.9)	(12.2)	(21.7)

Total decrease	(54.4)	(36.7)	(17.7)

2016	$3,005.7	$2,195.7	$810.0

•     Aftermarket parts sales volume decreased by $43.0 million and related cost of sales decreased by $28.9 million, primarily due to lower market demand in North America.

•     Average aftermarket parts sales prices increased sales by $22.5 million reflecting higher price realization in Europe.

•     Average aftermarket parts direct costs decreased $4.1 million due to lower material costs.

•     Warehouse and other indirect costs increased $8.5 million primarily due to start-up costs and higher depreciation expense for the new parts distribution center in Renton, Washington, and higher maintenance expense.

•     The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the British pound.

•     Parts gross margins decreased to 26.9% in 2016 from 27.0% in 2015 due to the factors noted above.

Parts SG&A expense for 2016 was $191.7 million compared to $194.7 million in 2015. As a percentage of sales, Parts SG&A was 6.4% in 2016 and 2015, reflecting lower sales offset by ongoing cost control.

Financial Services

The Company’s Financial Services segment accounted for 7% of revenues in 2016 compared to 6% in 2015.

($ in millions)
Year Ended December 31,	2016	2015	% CHANGE
New loan and lease volume:
U.S. and Canada	$2,474.9	$2,758.7	(10)
Europe	1,104.8	1,039.0	6
Mexico and Australia	643.7	639.5	1

	$4,223.4	$4,437.2	(5)
New loan and lease volume by product:
Loans and finance leases	$3,016.4	$3,383.0	(11)
Equipment on operating lease	1,207.0	1,054.2	14

	$4,223.4	$4,437.2	(5)
New loan and lease unit volume:
Loans and finance leases	31,000	33,300	(7)
Equipment on operating lease	12,000	10,700	12

	43,000	44,000	(2)
Average earning assets:
U.S. and Canada	$7,454.0	$7,458.3
Europe	2,673.2	2,512.9	6
Mexico and Australia	1,465.5	1,536.1	(5)

	$11,592.7	$11,507.3	1
Average earning assets by product:
Loans and finance leases	$7,287.2	$7,239.9	1
Dealer wholesale financing	1,643.4	1,775.2	(7)
Equipment on lease and other	2,662.1	2,492.2	7

	$11,592.7	$11,507.3	1
Revenues:
U.S. and Canada	$690.3	$675.5	2
Europe	287.1	278.6	3
Mexico and Australia	209.3	218.2	(4)

	$1,186.7	$1,172.3	1
Revenue by product:
Loans and finance leases	$369.9	$384.7	(4)
Dealer wholesale financing	56.3	59.1	(5)
Equipment on lease and other	760.5	728.5	4

	$1,186.7	$1,172.3	1

Income before income taxes	$306.5	$362.6	(15)

New loan and lease volume was $4.22 billion in 2016 compared to $4.44 billion in 2015, primarily due to lower truck deliveries in the U.S. and Canada. PFS finance market share on new PACCAR truck sales was 26.7% in 2016 compared to 25.9% in 2015.

PFS revenue increased to $1.19 billion in 2016 from $1.17 billion in 2015. The increase was primarily due to higher average earning asset balances, partially offset by the effects of translating weaker foreign currencies to the U.S. dollar. The effects of currency translation lowered PFS revenues by $27.1 million for 2016.

PFS income before income taxes decreased to $306.5 million in 2016 from $362.6 million in 2015, primarily due to lower results on returned lease assets, higher borrowing rates, the effects of translating weaker foreign currencies to the U.S. dollar and a higher provision for losses on receivables, partially offset by higher average earning asset balances. The effects of currency translation lowered PFS income before income taxes by $9.7 million for 2016.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between 2016 and 2015 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
2015	$443.8	$118.0	$325.8
(Decrease) increase
Average finance receivables	(2.2)		(2.2)
Average debt balances		(.2)	.2
Yields	(1.0)		(1.0)
Borrowing rates		13.7	(13.7)
Currency translation	(14.4)	(4.3)	(10.1)

Total (decrease) increase	(17.6)	9.2	(26.8)

2016	$426.2	$127.2	$299.0

•      Average finance receivables decreased $43.9 million (excluding foreign exchange effects) in 2016 as a result of lower dealer wholesale financing, partially offset by loans and finance leases and retail portfolio volume exceeding collections.

•      Average debt balances decreased $9.0 million (excluding foreign exchange effects) in 2016. The lower average debt balances reflect lower funding requirements as the higher average earning asset portfolio (which includes loans, finance leases, wholesale and equipment on operating lease) was funded with retained equity.

•      Lower portfolio yields (4.91% in 2016 compared to 4.92% in 2015) decreased interest and fees by $1.0 million. The lower portfolio yields reflect higher lending volumes in Europe at lower relative market rates.

•      Higher borrowing rates (1.5% in 2016 compared to 1.4% in 2015) were primarily due to higher debt market rates in North America, partially offset by lower debt market rates in Europe.

•      The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Year Ended December 31,		2016	2015
Operating lease and rental revenues		$720.5	$691.6
Used truck sales and other		40.0	36.9

Operating lease, rental and other revenues		$760.5	$728.5

Depreciation of operating lease equipment		$509.1	$466.6
Vehicle operating expenses		92.1	90.7
Cost of used truck sales and other		34.0	26.4

Depreciation and other expenses		$635.2	$583.7

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between 2016 and 2015 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
2015	$728.5	$583.7	$144.8
Increase (decrease)
Used truck sales	3.2	5.2	(2.0)
Results on returned lease assets		19.2	(19.2)
Average operating lease assets	29.2	24.0	5.2
Revenue and cost per asset	11.8	12.5	(.7)
Currency translation and other	(12.2)	(9.4)	(2.8)

Total increase (decrease)	32.0	51.5	(19.5)

2016	$760.5	$635.2	$125.3

•     A higher volume of used truck sales increased operating lease, rental and other revenues by $3.2 million. Depreciation and other expenses increased by $5.2 million due to higher volume and impairments of used trucks reflecting lower used truck prices.

•     Results on returned lease assets increased depreciation and other expenses by $19.2 million, primarily due to gains on sales of returned lease units in 2015 versus losses in 2016.

•     Average operating lease assets increased $178.3 million in 2016 (excluding foreign exchange effects), which increased revenues by $29.2 million and related depreciation and other expenses by $24.0 million.

•     Revenue per asset increased $11.8 million, primarily due to higher rental rates in Europe, partially offset by lower rental utilization and fuel surcharge revenue. Cost per asset increased $12.5 million, primarily due to higher depreciation expense in Europe.

•     The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and British pound.

The following table summarizes the provision for losses on receivables and net charge-offs:

($ in millions)	2016		2015
	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$14.0	$14.7	$7.7	$4.6
Europe	.4	1.2	1.9	3.9
Mexico and Australia	4.0	3.3	2.8	4.6

	$18.4	$19.2	$12.4	$13.1

The provision for losses on receivables was $18.4 million in 2016, an increase of $6.0 million compared to 2015, reflecting higher losses in the oil and gas sector in the U.S. and Canada, partially offset by improved portfolio performance in Europe.

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

The post-modification balance of accounts modified during the years ended December 31, 2016 and 2015 are summarized below:

($ in millions)	2016		2015
	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$236.2	3.2%	$166.8	2.3%
Insignificant delay	90.3	1.3%	70.0	1.0%
Credit - no concession	51.9	.7%	36.6	.5%
Credit - TDR	31.6	.4%	44.4	.5%

	$410.0	5.6%	$317.8	4.3%

*	Recorded investment immediately after modification as a percentage of the year-end retail portfolio balance.

In 2016, total modification activity increased compared to 2015, primarily reflecting higher volume of refinancings for commercial reasons, including a contract modification for one large customer in the U.S. The increase in modifications for insignificant delay reflects more fleet customers requesting payment relief for up to three months. Credit – no concession modifications increased primarily due to extensions granted to one customer in Australia.

The following table summarizes the Company’s 30+ days past due accounts:

At December 31,	2016	2015
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.3%	.3%
Europe	.5%	.7%
Mexico and Australia	1.8%	1.3%

Worldwide	.5%	.5%

Accounts 30+ days past due were .5% at December 31, 2016 and 2015, reflecting lower past dues in Europe offset by higher past dues in Mexico. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $2.6 million of accounts worldwide during the fourth quarter of 2016 and the fourth quarter of 2015 which were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

At December 31,	2016	2015
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.3%	.3%
Europe	.5%	.7%
Mexico and Australia	2.0%	1.6%

Worldwide	.6%	.6%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2016 and 2015. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2016 and 2015.

The Company’s 2016 and 2015 annualized pre-tax return on average earning assets for Financial Services was 2.6% and 3.2%, respectively.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including the EC charge and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for 2016 and 2015. Other SG&A was $46.6 million in 2016 and $58.7 million in 2015. The decrease in SG&A was primarily due to lower salaries and related expenses and lower professional fees. Other income (loss) before tax was a loss of $873.3 million in 2016 compared to a loss of $43.2 million in 2015. The higher loss in 2016 was primarily due to the EC charge and lower pre-tax results from the winch business, which has been affected by lower oilfield related sales, partially offset by lower SG&A expense.

Investment income increased to $27.6 million in 2016 from $21.8 million in 2015, primarily due to higher yields on investments due to higher market interest rates and higher realized gains.

Income Taxes

In 2016, the effective tax rate increased to 53.8% from 31.4% in 2015, and substantially all of the difference in tax rates was due to the non-deductible expense of $833.0 million for the EC charge in 2016. Based on existing tax laws, with the exception of 2016, the Company believes that its historical effective tax rates will be indicative of the Company’s future tax rates.

($ in millions)
Year Ended December 31,		2016	2015
Domestic income before taxes		$1,190.7	$1,581.6
Foreign (loss) income before taxes		(60.3)	755.5

Total income before taxes		$1,130.4	$2,337.1

Domestic pre-tax return on revenues		12.8%	13.7%
Foreign pre-tax return on revenues		(.8)%	9.9%

Total pre-tax return on revenues		6.6%	12.2%

In 2016, the decline in income before income taxes and return on revenues for domestic operations was primarily due to lower revenues from truck operations. In 2016, the EC charge of $833.0 million resulted in a loss before income taxes and a negative return on revenues for foreign operations. Excluding the EC charge, foreign operations income before income taxes and return on revenues increased primarily due to higher revenues from European truck operations as a result of improved truck volumes and margins in Europe.

2015 Compared to 2014:

Truck

The Company’s Truck segment accounted for 77% of total revenues for both 2015 and 2014.

The Company’s new truck deliveries are summarized below:

Year Ended December 31,	2015	2014	% CHANGE
U.S. and Canada	91,300	84,800	8
Europe	47,400	39,500	20
Mexico, South America, Australia and other	16,000	18,600	(14)

Total units	154,700	142,900	8

In 2015, industry retail sales in the heavy-duty truck market in the U.S. and Canada increased to 278,400 units from 249,400 units in 2014. The Company’s heavy-duty truck retail market share was 27.4% compared to 27.9% in 2014. The medium-duty market was 80,200 units in 2015 compared to 70,500 units in 2014. The Company’s medium-duty market share was a record 17.0% in 2015 compared to 16.5% in 2014.

The over 16-tonne truck market in Western and Central Europe in 2015 was 269,100 units, a 19% increase from 226,300 units in 2014. DAF market share was 14.6% in 2015, an increase from 13.8% in 2014. The 6 to 16-tonne market in 2015 was 49,000 units compared to 46,500 units in 2014. DAF market share was 9.0% in 2015, an increase from 8.9% in 2014.

The Company’s worldwide truck net sales and revenue are summarized below:

($ in millions)
Year Ended December 31,	2015	2014	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$9,774.3	$8,974.5	9
Europe	3,472.1	3,657.6	(5)
Mexico, South America, Australia and other	1,536.1	1,961.9	(22)

	$14,782.5	$14,594.0	1

Truck income before income taxes	$1,440.3	$1,160.1	24

Pre-tax return on revenues	9.7%	7.9%

The Company’s worldwide truck net sales and revenues increased to $14.78 billion from $14.59 billion in 2014, primarily due to higher truck deliveries in the U.S. and Europe. The effects of translating weaker foreign currencies to the U.S. dollar, primarily the euro, reduced 2015 worldwide truck net sales and revenues by $940.0 million.

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

•     Truck delivery volume reflects higher truck deliveries in the U.S. and Canada and Europe which resulted in higher sales ($1,413.2 million) and cost of sales ($1,113.6 million), partially offset by lower truck deliveries in Mexico and Australia which resulted in lower sales ($288.2 million) and cost of sales ($233.1 million).

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

Truck SG&A for 2015 decreased to $192.6 million from $198.2 million in 2014. The decrease was primarily due to currency translation effect ($21.8 million), mostly related to a decline in the value of the euro relative to the U.S. dollar, partially offset by higher promotion and marketing costs ($11.6 million) and higher salaries and related expenses ($7.6 million). As a percentage of sales, SG&A decreased to 1.3% in 2015 compared to 1.4% in 2014, reflecting higher sales volume.

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

The major factors for the changes in net sales, cost of sales and gross margin between 2015 and 2014 for the Parts segment are as follows:

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

Financial Services

The Company’s Financial Services segment accounted for 6% of total revenues for both 2015 and 2014.

($ in millions)
Year Ended December 31,	2015	2014	% CHANGE
New loan and lease volume:
U.S. and Canada	$2,758.7	$2,798.3	(1)
Europe	1,039.0	988.1	5
Mexico and Australia	639.5	668.7	(4)

	$4,437.2	$4,455.1
New loan and lease volume by product:
Loans and finance leases	$3,383.0	$3,516.7	(4)
Equipment on operating lease	1,054.2	938.4	12

	$4,437.2	$4,455.1
New loan and lease unit volume:
Loans and finance leases	33,300	32,920	1
Equipment on operating lease	10,700	8,950	20

	44,000	41,870	5
Average earning assets:
U.S. and Canada	$7,458.3	$6,779.0	10
Europe	2,512.9	2,683.8	(6)
Mexico and Australia	1,536.1	1,721.4	(11)

	$11,507.3	$11,184.2	3
Average earning assets by product:
Loans and finance leases	$7,239.9	$7,269.3
Dealer wholesale financing	1,775.2	1,462.0	21
Equipment on lease and other	2,492.2	2,452.9	2

	$11,507.3	$11,184.2	3
Revenues:
U.S. and Canada	$675.5	$641.2	5
Europe	278.6	317.8	(12)
Mexico and Australia	218.2	245.2	(11)

	$1,172.3	$1,204.2	(3)
Revenue by product:
Loans and finance leases	$384.7	$410.3	(6)
Dealer wholesale financing	59.1	52.3	13
Equipment on lease and other	728.5	741.6	(2)

	$1,172.3	$1,204.2	(3)

Income before income taxes	$362.6	$370.4	(2)

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

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)
At December 31,	2016	2015	2014
Cash and cash equivalents	$1,915.7	$2,016.4	$1,737.6
Marketable debt securities	1,140.9	1,448.1	1,272.0

	$3,056.6	$3,464.5	$3,009.6

The Company’s total cash and marketable debt securities at December 31, 2016 decreased $407.9 million from the balances at December 31, 2015, mainly due to a decrease in marketable debt securities.

The change in cash and cash equivalents is summarized below:

($ in millions)
Year Ended December 31,	2016	2015	2014
Operating activities:
Net income	$521.7	$1,604.0	$1,358.8
Net income items not affecting cash	1,072.7	910.9	875.5
Pension contributions	(185.7)	(62.9)	(81.1)
Changes in operating assets and liabilities, net	892.1	104.0	(29.6)

Net cash provided by operating activities	2,300.8	2,556.0	2,123.6
Net cash used in investing activities	(1,564.3)	(1,974.9)	(1,531.9)
Net cash used in financing activities	(823.5)	(196.5)	(520.5)
Effect of exchange rate changes on cash	(13.7)	(105.8)	(83.7)

Net (decrease) increase in cash and cash equivalents	(100.7)	278.8	(12.5)
Cash and cash equivalents at beginning of the year	2,016.4	1,737.6	1,750.1

Cash and cash equivalents at end of the year	$1,915.7	$2,016.4	$1,737.6

2016 Compared to 2015:

Operating activities: Cash provided by operations decreased by $255.2 million to $2.30 billion in 2016. Lower operating cash flows reflect lower net income of $521.7 million in 2016, which includes payment of the $833.0 million EC charge, and higher pension contributions of $122.8 million. This was partially offset by $675.0 million from Financial Services segment wholesale receivables, whereby cash receipts exceeded originations in 2016 ($401.6 million) compared to originations exceeding cash receipts in 2015 ($273.4 million). In addition, there was a lower cash outflow for payment of income taxes of $281.4 million.

Investing activities: Cash used in investing activities decreased by $410.6 million to $1.56 billion in 2016 from $1.97 billion in 2015. Lower net cash used in investing activities reflects $567.2 million from marketable debt securities as there was $272.9 million in net proceeds from sales of marketable debt securities in 2016 versus $294.3 million in net purchases of marketable debt securities in 2015 and higher net originations of retail loans and direct financing leases of $100.7 million. This was partially offset by higher cash used in the acquisitions of equipment for operating leases of $151.2 million and higher payments for property, plant and equipment of $88.5 million.

Financing activities: Cash used in financing activities was $823.5 million in 2016 compared to cash used in financing activities of $196.5 million in 2015. The Company paid $829.3 million in dividends in 2016 compared to $680.5 million in 2015; the increase of $148.8 million was primarily due to an increase for the 2015 special dividend paid in January 2016. In 2016, the Company issued $1.99 billion of term debt, repaid term debt of $1.63 billion and reduced its outstanding commercial paper and short-term bank loans by $322.8 million. In 2015, the Company issued $1.99 billion of term debt, increased its outstanding commercial paper and short-term bank loans by $250.7 million and repaid term debt of $1.58 billion. This resulted in cash provided by borrowing activities of $46.9 million in 2016, $616.9 million lower than the cash provided by borrowing activities of $663.8 million in 2015. The Company repurchased 1.4 million shares of common stock for $70.5 million in 2016 compared to 3.8 million shares for $201.6 million in 2015, a decline of $131.1 million.

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

Credit Lines and Other:

The Company has line of credit arrangements of $3.43 billion, of which $3.22 billion were unused at December 31, 2016. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion expires in June 2017, $1.0 billion expires in June 2020 and $1.0 billion expires in June 2021. The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the year ended December 31, 2016.

On September 23, 2015, PACCAR’s Board of Directors approved the repurchase of up to $300.0 million of the Company’s common stock, and as of December 31, 2016, $206.7 million of shares have been repurchased pursuant to the 2015 authorization.

At December 31, 2016 and December 31, 2015, the Company had cash and cash equivalents and marketable debt securities of $1.33 billion and $1.82 billion, respectively, which are considered indefinitely reinvested in foreign subsidiaries. The Company periodically repatriates foreign earnings that are not indefinitely reinvested. Dividends paid by foreign subsidiaries to the U.S. parent were $.33 billion, $.24 billion and $.24 billion in 2016, 2015 and 2014, respectively. The Company believes that its U.S. cash and cash equivalents and marketable debt securities, future operating cash flow and access to the capital markets, along with periodic repatriation of foreign earnings, will be sufficient to meet U.S. liquidity requirements.

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

Investments for property, plant and equipment in 2016 increased to $394.6 million from $306.5 million in 2015, reflecting additional investments for the construction of a new DAF cab paint facility in Europe, the Peterbilt plant expansion in Denton, Texas and a new PDC in Renton, Washington. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $6.09 billion, and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2017, capital investments are expected to be $375 to $425 million, and R&D is expected to be $250 to $280 million. The Company is investing for future growth in PACCAR’s new truck models integrated powertrain, advanced driver assistance and truck connectivity technologies, and additional capacity and operating efficiency of the Company’s manufacturing and parts distribution facilities.

The Company conducts business in certain countries which have been experiencing or may experience significant financial stress, fiscal or political strain and are subject to the corresponding potential for default. The Company routinely monitors its financial exposure to global financial conditions, global counterparties and operating environments. As of December 31, 2016, the Company’s exposures in such countries were insignificant.

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

In November 2015, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2016 was $4.75 billion. The registration expires in November 2018 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2016, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1,313.4 million available for issuance under a €2.50 billion medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2016 and is renewable annually through the filing of new listing particulars.

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At December 31, 2016, 8.88 billion pesos were available for issuance.

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

Commitments

The following summarizes the Company’s contractual cash commitments at December 31, 2016:

	MATURITY
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Borrowings*	$4,143.8	$3,463.7	$887.0		$8,494.5
Purchase obligations	202.6	132.4	.4	$.2	335.6
Interest on debt**	84.1	95.0	21.6		200.7
Operating leases	19.3	19.3	6.9	2.6	48.1
Other obligations	44.2	9.1	4.6	.5	58.4

	$4,494.0	$3,719.5	$920.5	$3.3	$9,137.3

*       Commercial paper included in borrowings is at par value.

**     Interest on floating-rate debt is based on the applicable market rates at December 31, 2016.

Total cash commitments for borrowings and interest on term debt are $8.70 billion and were related to the Financial Services segment. As described in Note I of the consolidated financial statements, borrowings consist primarily of term notes and commercial paper issued by the Financial Services segment. The Company expects to fund its maturing Financial Services debt obligations principally from funds provided by collections from customers on loans and lease contracts, as well as from the proceeds of commercial paper and medium-term note borrowings. Purchase obligations are the Company’s contractual commitments to acquire future production inventory and capital equipment. Other obligations include deferred cash compensation.

The Company’s other commitments include the following at December 31, 2016:

	COMMITMENT EXPIRATION
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Loan and lease commitments	$603.3				$603.3
Residual value guarantees	259.7	$343.9	$88.2	$7.4	699.2
Letters of credit	14.5	.3	.2	2.5	17.5

	$877.5	$344.2	$88.4	$9.9	$1,320.0

Loan and lease commitments are for funding new retail loan and lease contracts. Residual value guarantees represent the Company’s commitment to acquire trucks at a guaranteed value if the customer decides to return the truck at a specified date in the future.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES:

This Form 10-K includes “adjusted net income (non-GAAP)” and “adjusted net income per diluted share (non-GAAP)”, which are financial measures that are not in accordance with U.S. generally accepted accounting principles (“GAAP”), since they exclude the non-recurring EC charge in 2016. These measures differ from the most directly comparable measures calculated in accordance with GAAP and may not be comparable to similarly titled non-GAAP financial measures used by other companies. In addition, the Form 10-K includes the financial ratios noted below calculated based on non-GAAP measures.

Management utilizes these non-GAAP measures to evaluate the Company’s performance and believes these measures allow investors and management to evaluate operating trends by excluding a significant non-recurring charge that is not representative of underlying operating trends.

Reconciliations from the most directly comparable GAAP measures to adjusted non-GAAP measures are as follows:

($ in millions, except per share amounts) Year Ended December 31, 2016
Net income	$521.7
Non-recurring European Commission charge	833.0

Adjusted net income (non-GAAP)	$1,354.7

Per diluted share:
Net income	$1.48
Non-recurring European Commission charge	2.37

Adjusted net income (non-GAAP)	$3.85

After-tax return on revenues	3.1%
Non-recurring European Commission charge	4.9%

After-tax adjusted return on revenues (non-GAAP)*	8.0%

After-tax return on beginning equity	7.5%
Non-recurring European Commission charge	12.0%

After-tax adjusted return on beginning equity (non-GAAP)*	19.5%

*	Calculated using adjusted net income.

(in millions, except per share amounts)	Quarter Ended March 31, 2016	Quarter Ended June 30, 2016
Net (loss) income	$(594.6)	$481.3
Non-recurring European Commission charge	942.6	(109.6)

Adjusted net income (non-GAAP)	$348.0	$371.7

Per diluted share:
Net (loss) income	$(1.69)	$1.37
Non-recurring European Commission charge	2.68	(.31)

Adjusted net income (non-GAAP)	$.99	$1.06

Shares used in diluted share calculations:
GAAP	351.3	351.6
Non-GAAP	351.9	351.6

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

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities in the years ended December 31, 2016, 2015 and 2014 were $2.2 million, $2.0 million and $1.2 million, respectively. Management expects that these matters will not have a significant effect on the Company’s consolidated cash flow, liquidity or financial condition.

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

Operating Leases

Trucks sold pursuant to agreements accounted for as operating leases are disclosed in Note E of the consolidated financial statements. In determining its estimate of the residual value of such vehicles, the Company considers the length of the lease term, the truck model, the expected usage of the truck and anticipated market demand. Operating lease terms generally range from three to five years. The resulting residual values on operating leases generally range between 30% and 60% of original equipment cost. If the sales price of the trucks at the end of the term of the agreement differs from the Company’s estimated residual value, a gain or loss will result.

Future market conditions, changes in government regulations and other factors outside the Company’s control could impact the ultimate sales price of trucks returned under these contracts. Residual values are reviewed regularly and adjusted if market conditions warrant. A decrease in the estimated equipment residual values would increase annual depreciation expense over the remaining lease term.

During 2016, market values on equipment returning upon operating lease maturity decreased, resulting in an increase in depreciation expense of $9.6 million. During 2015 and 2014, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a reduction in depreciation expense of $5.8 million and $10.6 million, respectively.

At December 31, 2016, the aggregate residual value of equipment on operating leases in the Financial Services segment and residual value guarantee on trucks accounted for as operating leases in the Truck segment was $2.31 billion. A 10% decrease in used truck values worldwide, if expected to persist over the remaining maturities of the Company’s operating leases, would reduce residual value estimates and result in the Company recording an average of approximately $57.7 million of additional depreciation per year.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 20% and 70%. Over the past three years, the Company’s year-end 30+ days past due accounts were .5% of loan and lease receivables. Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 5 to 30 basis points of receivables. At December 31, 2016, 30+ days past dues were .5%. If past dues were 100 basis points higher or 1.5% as of December 31, 2016, the Company’s estimate of credit losses would likely have increased by a range of $5 to $20 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

Product Warranty

Product warranty is disclosed in Note H of the consolidated financial statements. The expenses related to product warranty are estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. Management takes actions to minimize warranty costs through quality-improvement programs; however, actual claim costs incurred could materially differ from the estimated amounts and require adjustments to the reserve. Historically those adjustments have not been material. Over the past three years, warranty expense as a percentage of Truck, Parts and Other net sales and revenues has ranged between 1.3% and 1.8%. If the 2016 warranty expense had been .2% higher as a percentage of net sales and revenues in 2016, warranty expense would have increased by approximately $32 million.

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

The discount rate for pension benefits is based on market interest rates of high quality corporate bonds with a maturity profile that matches the timing of the projected benefit payments of the plans. Changes in the discount rate affect the valuation of the plan benefits obligation and funded status of the plans. The long-term rate of return on plan assets is based on projected returns for each asset class and relative weighting of those asset classes in the plans.

Because differences between actual results and the assumptions for returns on plan assets, retirement rates and mortality rates are accumulated and amortized into expense over future periods, management does not believe these differences or a typical percentage change in these assumptions worldwide would have a material effect on its financial results in the next year. The most significant assumption which could negatively affect pension expense is a decrease in the discount rate. If the discount rate were to decrease .5%, 2016 net pension expense would increase to $92.9 million from $70.1 million and the projected benefit obligation would increase $208.0 million to $2.7 billion from $2.5 billion.

Effective January 2017, the Company will change the method used to estimate service cost and interest cost components of pension expense from a single weighted-average method, which is a single discount rate determined at the pension plans’ measurement date, to an individual spot rate approach, which applies specific spot rates along the yield curve to the relevant projected cash flows. This approach is a more precise measurement of net periodic benefit costs and does not impact the benefit obligation. The Company considers this a change in estimate inseparable from a change in accounting principle, which will be accounted for prospectively. This change is expected to lower pension expense by approximately $15.0 million in 2017.

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

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs or litigation; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Fair Value Gains (Losses)	2016	2015
CONSOLIDATED:
Assets
Cash equivalents and marketable debt securities	$(20.0)	$(21.7)
FINANCIAL SERVICES:
Assets
Fixed rate loans	(68.3)	(71.3)
Liabilities
Fixed rate term debt	95.0	79.0
Interest-rate swaps	4.8	19.3

Total	$11.5	$5.3

Currency Risks - The Company enters into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations of foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso (see Note O for additional information concerning these hedges). Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted foreign currency exchange rates would be a loss of $31.5 related to contracts outstanding at December 31, 2016, compared to a loss of $30.4 at December 31, 2015. These amounts would be largely offset by changes in the values of the underlying hedged exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2016	2015	2014
	(millions, except per share data)
TRUCK, PARTS AND OTHER:
Net sales and revenues	$15,846.6	$17,942.8	$17,792.8

Cost of sales and revenues	13,517.7	15,292.1	15,481.6
Research and development	247.2	239.8	215.6
Selling, general and administrative	440.8	445.9	465.2
European Commission charge	833.0
Interest and other expense, net	11.6	12.3	5.5

	15,050.3	15,990.1	16,167.9

Truck, Parts and Other Income Before Income Taxes	796.3	1,952.7	1,624.9

FINANCIAL SERVICES:
Interest and fees	426.2	443.8	462.6
Operating lease, rental and other revenues	760.5	728.5	741.6

Revenues	1,186.7	1,172.3	1,204.2

Interest and other borrowing expenses	127.2	118.0	133.7
Depreciation and other expenses	635.2	583.7	588.5
Selling, general and administrative	99.4	95.6	96.2
Provision for losses on receivables	18.4	12.4	15.4

	880.2	809.7	833.8

Financial Services Income Before Income Taxes	306.5	362.6	370.4

Investment income	27.6	21.8	22.3

Total Income Before Income Taxes	1,130.4	2,337.1	2,017.6
Income taxes	608.7	733.1	658.8

Net Income	$521.7	$1,604.0	$1,358.8

Net Income Per Share
Basic	$1.49	$4.52	$3.83

Diluted	$1.48	$4.51	$3.82

Weighted Average Number of Common Shares Outstanding
Basic	351.1	354.6	355.0

Diluted	351.8	355.6	356.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2016	2015	2014
	(millions)
Net income	$521.7	$1,604.0	$1,358.8
Other comprehensive income (loss):
Unrealized (losses) gains on derivative contracts
Net (loss) gain arising during the period	(6.5)	38.7	26.1
Tax effect	6.7	(10.8)	(6.1)
Reclassification adjustment	10.8	(29.3)	(23.5)
Tax effect	(8.9)	8.5	5.1

	2.1	7.1	1.6
Unrealized (losses) gains on marketable debt securities
Net holding (loss) gain	(.1)	(2.3)	5.5
Tax effect	.4	.6	(1.3)
Reclassification adjustment	(3.7)	(2.1)	(.9)
Tax effect	1.0	.6	.3

	(2.4)	(3.2)	3.6
Pension plans
Net (loss) gain arising during the period	(50.3)	17.7	(291.1)
Tax effect	7.7	(2.6)	105.3
Reclassification adjustment	28.9	42.4	22.0
Tax effect	(10.0)	(14.8)	(7.1)

	(23.7)	42.7	(170.9)
Foreign currency translation loss	(87.1)	(483.8)	(422.8)

Net other comprehensive loss	(111.1)	(437.2)	(588.5)

Comprehensive Income	$410.6	$1,166.8	$770.3

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2016	2015
	(millions)
ASSETS
TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$1,781.7	$1,929.9
Trade and other receivables, net	862.2	879.0
Marketable debt securities	1,140.9	1,448.1
Inventories, net	727.8	796.5
Other current assets	225.6	245.7

Total Truck, Parts and Other Current Assets	4,738.2	5,299.2

Equipment on operating leases, net	1,013.9	992.2
Property, plant and equipment, net	2,260.0	2,176.4
Other noncurrent assets, net	432.0	387.4

Total Truck, Parts and Other Assets	8,444.1	8,855.2

FINANCIAL SERVICES:
Cash and cash equivalents	134.0	86.5
Finance and other receivables, net	8,837.4	9,303.6
Equipment on operating leases, net	2,623.9	2,380.8
Other assets	599.5	483.7

Total Financial Services Assets	12,194.8	12,254.6

	$20,638.9	$21,109.8

CONSOLIDATED BALANCE SHEETS

December 31,	2016	2015
	(millions)
LIABILITIES AND STOCKHOLDERS’ EQUITY
TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,034.1	$2,071.7
Dividend payable	210.4	492.6

Total Truck, Parts and Other Current Liabilities	2,244.5	2,564.3
Residual value guarantees and deferred revenues	1,072.6	1,047.4
Other liabilities	739.1	720.2

Total Truck, Parts and Other Liabilities	4,056.2	4,331.9

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	395.0	356.9
Commercial paper and bank loans	2,447.5	2,796.5
Term notes	6,027.7	5,795.0
Deferred taxes and other liabilities	934.9	889.1

Total Financial Services Liabilities	9,805.1	9,837.5

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares; issued 350.7 million and 351.3 million shares	350.7	351.3
Additional paid-in capital	70.1	69.3
Retained earnings	7,484.9	7,536.8
Accumulated other comprehensive loss	(1,128.1)	(1,017.0)

Total Stockholders’ Equity	6,777.6	6,940.4

	$20,638.9	$21,109.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2016	2015	2014
	(millions)
OPERATING ACTIVITIES:
Net Income	$521.7	$1,604.0	$1,358.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	302.4	292.2	285.2
Equipment on operating leases and other	690.7	614.9	632.5
Provision for losses on financial services receivables	18.4	12.4	15.4
Deferred taxes	30.9	(55.2)	(98.0)
Other, net	30.3	46.6	40.4
Pension contributions	(185.7)	(62.9)	(81.1)
Change in operating assets and liabilities:
(Increase) decrease in assets other than cash and cash equivalents:
Receivables:
Trade and other receivables	(61.8)	105.3	(71.3)
Wholesale receivables on new trucks	401.6	(273.4)	(232.8)
Sales-type finance leases and dealer direct loans on new trucks	116.1	(6.6)	(133.1)
Inventories	64.1	64.3	(189.5)
Other assets, net	41.0	(125.1)	(72.0)
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(8.6)	(162.6)	252.3
Residual value guarantees and deferred revenues	155.9	242.0	123.1
Other liabilities, net	183.8	260.1	293.7

Net Cash Provided by Operating Activities	2,300.8	2,556.0	2,123.6

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(2,825.9)	(3,064.5)	(3,114.2)
Collections on retail loans and direct financing leases	2,509.8	2,681.9	2,847.6
Net decrease (increase) in wholesale receivables on used equipment	9.5	(24.7)	1.1
Purchases of marketable debt securities	(1,031.9)	(1,329.8)	(1,122.5)
Proceeds from sales and maturities of marketable debt securities	1,304.8	1,035.5	997.9
Payments for property, plant and equipment	(375.2)	(286.7)	(298.2)
Acquisitions of equipment for operating leases	(1,589.7)	(1,438.5)	(1,239.1)
Proceeds from asset disposals	433.8	448.8	395.5
Other, net	.5	3.1

Net Cash Used in Investing Activities	(1,564.3)	(1,974.9)	(1,531.9)

FINANCING ACTIVITIES:
Payments of cash dividends	(829.3)	(680.5)	(623.8)
Purchases of treasury stock	(70.5)	(201.6)	(42.7)
Proceeds from stock compensation transactions	29.4	21.8	29.1
Net (decrease) increase in commercial paper and short-term bank loans	(322.8)	250.7	349.1
Proceeds from term debt	1,994.8	1,993.2	1,650.8
Payments on term debt	(1,625.1)	(1,580.1)	(1,883.0)

Net Cash Used in Financing Activities	(823.5)	(196.5)	(520.5)
Effect of exchange rate changes on cash	(13.7)	(105.8)	(83.7)

Net (Decrease) Increase in Cash and Cash Equivalents	(100.7)	278.8	(12.5)
Cash and cash equivalents at beginning of year	2,016.4	1,737.6	1,750.1

Cash and cash equivalents at end of year	$1,915.7	$2,016.4	$1,737.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 31,	2016	2015	2014
	(millions, except per share data)
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of year	$351.3	$355.2	$354.3
Treasury stock retirement	(1.4)	(4.6)
Stock compensation	.8	.7	.9

Balance at end of year	350.7	351.3	355.2

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	69.3	156.7	106.2
Treasury stock retirement	(43.4)	(128.5)
Stock compensation and tax benefit	44.2	41.1	50.5

Balance at end of year	70.1	69.3	156.7

TREASURY STOCK, AT COST:
Balance at beginning of year		(42.7)
Purchases, shares: 2016 - 1.38; 2015 - 3.85; 2014 - .73	(70.5)	(201.6)	(42.7)
Retirements	70.5	244.3

Balance at end of year			(42.7)

RETAINED EARNINGS:
Balance at beginning of year	7,536.8	6,863.8	6,165.1
Net income	521.7	1,604.0	1,358.8
Cash dividends declared on common stock, per share: 2016 - $1.56; 2015 - $2.32; 2014 - $1.86	(547.9)	(819.8)	(660.1)
Treasury stock retirement	(25.7)	(111.2)

Balance at end of year	7,484.9	7,536.8	6,863.8

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of year	(1,017.0)	(579.8)	8.7
Other comprehensive loss	(111.1)	(437.2)	(588.5)

Balance at end of year	(1,128.1)	(1,017.0)	(579.8)

Total Stockholders’ Equity	$6,777.6	$6,940.4	$6,753.2

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

A.	SIGNIFICANT ACCOUNTING POLICIES

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

Financial Services: Interest income from finance and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest income over the expected life of the contracts, generally 36 to 60 months, using the straight-line method which approximates the interest method. For operating leases, rental revenue is recognized on a straight-line basis over the lease term. Rental revenues for the years ended December 31, 2016, 2015 and 2014 were $698.9, $668.6 and $681.5, respectively. Depreciation and related leased unit operating expenses were $581.7, $536.2 and $544.0 for the years ended December 31, 2016, 2015 and 2014, respectively.

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2016 or December 31, 2015. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

December 31, 2016, 2015 and 2014 (currencies in millions)

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

Receivables:

Trade and Other Receivables: The Company’s trade and other receivables are recorded at cost, net of allowances. At December 31, 2016 and 2015, respectively, trade and other receivables include trade receivables from dealers and customers of $734.6 and $739.2 and other receivables of $127.6 and $139.8 relating primarily to value added tax receivables and supplier allowances and rebates.

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

Allowance for Credit Losses:

Truck, Parts and Other: The Company historically has not experienced significant losses or past due amounts on trade and other receivables in its Truck, Parts and Other businesses. Accounts are considered past due once the unpaid balance is over 30 days outstanding based on contractual payment terms. Accounts are charged-off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible. The allowance for credit losses for Truck, Parts and Other was $1.7 and $1.3 for the years ended December 31, 2016 and 2015, respectively. Net charge-offs were $.1, $.3 and $.2 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

December 31, 2016, 2015 and 2014 (currencies in millions)

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

On average, modifications extended contractual terms by approximately four months in 2016 and seven months in 2015 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2016 and 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

In determining the fair value of the collateral, the Company uses a pricing matrix and categorizes the fair value as Level 2 in the hierarchy of fair value measurement. The pricing matrix is reviewed quarterly and updated as appropriate. The pricing matrix considers the make, model and year of the equipment as well as recent sales prices of comparable equipment sold individually, which is the lowest unit of account, through wholesale channels to the Company’s dealers (principal market). The fair value of the collateral also considers the overall condition of the equipment.

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

Long-lived Assets and Goodwill: The Company evaluates the carrying value of property, plant and equipment when events and circumstances warrant a review. Goodwill is tested for impairment at least on an annual basis. There were no impairment charges for the three years ended December 31, 2016. Goodwill was $103.0 and $105.6 at December 31, 2016 and 2015, respectively. The decrease in value was mostly due to currency translation.

Product Support Liabilities: Product support liabilities include estimated future payments related to product warranties and deferred revenues on optional extended warranties and repair and maintenance (R&M) contracts. The Company generally offers one year warranties covering most of its vehicles and related aftermarket parts. For vehicles equipped with engines manufactured by PACCAR, the Company generally offers two year warranties on the engine. Specific terms and conditions vary depending on the product and the country of sale. Optional extended warranty and R&M contracts can be purchased for periods which generally range up to five years. Warranty expenses and reserves are estimated and recorded at the time products or contracts are sold based on historical data regarding the source, frequency and cost of claims, net of any recoveries. The Company periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience. Revenue from extended warranty and R&M contracts is deferred and recognized to income generally on a straight-line basis over the contract period. Warranty and R&M costs on these contracts are recognized as incurred.

Derivative Financial Instruments: As part of its risk management strategy, the Company enters into derivative contracts to hedge against interest rates and foreign currency risk. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as economic hedges. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. All of the Company’s interest-rate and certain foreign-exchange contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral. Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio is $109.7 at December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

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

New Accounting Pronouncements: In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendment in this ASU requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Currently the recognition of current and deferred income taxes for an intra-entity asset transfer is recognized when the asset has been sold to an outside party. This ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, and early adoption is permitted. This amendment should be applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company will adopt this ASU on January 1, 2017. The effect of the adoption will reduce prepaid income taxes and retained earnings by approximately $20.0. Because the corresponding deferred tax asset is not realizable, the Company will record an offsetting valuation allowance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendment in this ASU addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. This standard should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the standard retrospectively, the standard would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendment in this ASU requires entities having financial assets measured at amortized cost to estimate credit reserves under an expected credit loss model rather than the current incurred loss model. Under this new model, expected credit losses will be based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability. The ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted, but not earlier than annual and interim periods beginning after December 15, 2018. This amendment should be applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which amends the existing accounting standards for leases. Under the new lease standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than short-term leases). Lessor accounting is largely unchanged. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. This ASU requires leases to be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment in this ASU addresses the recognition, measurement, presentation and disclosure of financial instruments. The ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. This amendment is applied with a cumulative effect adjustment as of the beginning of the period of adoption. The Company is currently evaluating the impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The FASB has subsequently issued several related ASUs to clarify the implementation guidance in ASU 2014-09. This standard may be applied retrospectively to each prior period presented or modified retrospectively with cumulative effect recognized as of the date of initial application. The Company expects to adopt this ASU in January 2018 on a modified retrospective basis, with the cumulative effect adjustment recognized into retained earnings as of January 1, 2018.

The Company’s evaluation of the new standard is substantially complete, and the Company does not expect adoption of the new standard to have a material impact on the income statement or retained earnings. The Company currently expects the most significant effect of the standard relates to trucks sold in Europe that are subject to an RVG and are currently accounted for as an operating lease in the Truck, Parts and Other section of the Company’s Consolidated Balance Sheets (see Note E). Under the new standard, based on the Company’s current assessment, revenues would be recognized immediately for certain of these RVG contracts that allow customers the option to return their truck and for which there is no economic incentive to do so. Based on the existing portfolio of RVG contracts, under the new standard, revenues are expected to be recognized immediately for approximately half of the RVG portfolio instead of being deferred and amortized over the life of the RVG contract. The Company will continue to evaluate the new standard, including any new interpretive guidance, and any related impact to its financial statements.

The FASB also issued the following standards, which are not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2017-04	Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 1, 2020*

2016-09	Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.	January 1, 2017**

2015-11	Inventory (Topic 330): Simplifying the Measurement of Inventory.	January 1, 2017**

*	The Company expects to early adopt in 2017.
**	The Company expects to adopt on the effective date.

The Company adopted the following standards effective January 1, 2016, none of which had a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION
2015-07	Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

2015-05	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.

2015-03	Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

2015-15	Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measure of Debt Issuance Costs Associated with Line-of-Credit Arrangements.

2014-12	Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

B.	INVESTMENTS IN MARKETABLE DEBT SECURITIES

Marketable debt securities consisted of the following at December 31:

2016	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$597.9	$.2	$3.1	$595.0
U.S. corporate securities	47.6	.2		47.8
U.S. government and agency securities	16.0			16.0
Non-U.S. corporate securities	306.9	1.5	.4	308.0
Non-U.S. government securities	97.6	.6		98.2
Other debt securities	75.9	.2	.2	75.9

	$1,141.9	$2.7	$3.7	$1,140.9

2015	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$505.0	$.7	$.3	$505.4
U.S. corporate securities	76.7	.1	.1	76.7
U.S. government and agency securities	15.7	.1	.1	15.7
Non-U.S. corporate securities	585.6	1.8	.4	587.0
Non-U.S. government securities	192.7	1.1	.1	193.7
Other debt securities	69.6	.1	.1	69.6

	$1,445.3	$3.9	$1.1	$1,448.1

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $4.4, $2.6 and $1.2, and gross realized losses were $.1, $.8 and $.1 for the years ended December 31, 2016, 2015 and 2014, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

At December 31,	2016		2015
	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER
Fair value	$615.5		$579.0
Unrealized losses	3.7		1.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

Contractual maturities on marketable debt securities at December 31, 2016 were as follows:

Maturities:	AMORTIZED COST	FAIR VALUE
Within one year	$274.5	$274.7
One to five years	858.2	857.0
Six to ten years	.1	.1
More than ten years	9.1	9.1

	$1,141.9	$1,140.9

C. INVENTORIES
Inventories include the following:
At December 31,	2016	2015
Finished products	$452.3	$443.6
Work in process and raw materials	444.7	528.9

	897.0	972.5
Less LIFO reserve	(169.2)	(176.0)

	$727.8	$796.5

Inventories valued using the LIFO method comprised 49% and 52% of consolidated inventories before deducting the LIFO reserve at December 31, 2016 and 2015, respectively.

D. FINANCE AND OTHER RECEIVABLES
Finance and other receivables include the following:
At December 31,	2016	2015
Loans	$3,948.6	$4,011.7
Direct financing leases	2,798.0	2,719.5
Sales-type finance leases	867.3	969.8
Dealer wholesale financing	1,528.5	1,950.1
Operating lease receivables and other	150.9	131.9
Unearned interest: Finance leases	(344.7)	(364.6)

	$8,948.6	$9,418.4
Less allowance for losses:
Loans and leases	(97.1)	(99.2)
Dealer wholesale financing	(5.5)	(7.3)
Operating lease receivables and other	(8.6)	(8.3)

	$8,837.4	$9,303.6

The net activity of sales-type finance leases, dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

Annual minimum payments due on finance receivables are as follows:

Beginning January 1, 2017	LOANS	FINANCE LEASES
2017	$1,238.4	$1,101.8
2018	1,030.4	882.0
2019	802.2	684.6
2020	557.8	446.5
2021	285.0	217.0
Thereafter	34.8	94.3

	$3,948.6	$3,426.2

Estimated residual values included with finance leases amounted to $239.1 in 2016 and $209.8 in 2015. Experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, repayment experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while others may be extended or modified.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

Allowance for Credit Losses: The allowance for credit losses is summarized as follows:

	2016
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$7.3	$10.3	$88.9	$8.3	$114.8
Provision for losses	(1.7)	(.7)	18.6	2.2	18.4
Charge-offs			(22.9)	(2.1)	(25.0)
Recoveries			5.5	.3	5.8
Currency translation and other	(.1)		(2.6)	(.1)	(2.8)

Balance at December 31	$5.5	$9.6	$87.5	$8.6	$111.2

	2015
	DEALER		CUSTOMER RETAIL	OTHER*	TOTAL
	WHOLESALE	RETAIL
Balance at January 1	$9.0	$11.9	$93.6	$7.5	$122.0
Provision for losses	(.8)	(1.4)	11.6	3.0	12.4
Charge-offs	(.3)		(13.6)	(3.2)	(17.1)
Recoveries			3.5	.5	4.0
Currency translation and other	(.6)	(.2)	(6.2)	.5	(6.5)

Balance at December 31	$7.3	$10.3	$88.9	$8.3	$114.8

	2014
	DEALER		CUSTOMER RETAIL	OTHER*	TOTAL
	WHOLESALE	RETAIL
Balance at January 1	$10.4	$13.4	$97.5	$8.0	$129.3
Provision for losses	.3	(1.4)	14.8	1.7	15.4
Charge-offs	(.9)		(18.2)	(2.2)	(21.3)
Recoveries			4.6	.7	5.3
Currency translation and other	(.8)	(.1)	(5.1)	(.7)	(6.7)

Balance at December 31	$9.0	$11.9	$93.6	$7.5	$122.0

*	Operating lease and other trade receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	DEALER		CUSTOMER RETAIL	TOTAL
At December 31, 2016	WHOLESALE	RETAIL
Recorded investment for impaired finance receivables evaluated individually	$.1		$57.3	$57.4
Allowance for impaired finance receivables determined individually	.1		4.9	5.0
Recorded investment for finance receivables evaluated collectively	1,528.4	$1,406.0	5,805.9	8,740.3
Allowance for finance receivables determined collectively	5.4	9.6	82.6	97.6

	DEALER		CUSTOMER RETAIL
At December 31, 2015	WHOLESALE	RETAIL		TOTAL
Recorded investment for impaired finance receivables evaluated individually	$5.0		$64.0	$69.0
Allowance for impaired finance receivables determined individually	.3		6.5	6.8
Recorded investment for finance receivables evaluated collectively	1,945.1	$1,561.3	5,711.1	9,217.5
Allowance for finance receivables determined collectively	7.0	10.3	82.4	99.7

The recorded investment for finance receivables that are on non-accrual status is as follows:

At December 31,			2016	2015
Dealer:
Wholesale			$.1	$5.0
Customer retail:
Fleet			49.5	50.7
Owner/operator			6.9	10.0

			$56.5	$65.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

Impaired Loans: Impaired loans are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of December 31, 2016 and December 31, 2015 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
At December 31, 2016	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$18.9	$1.8	$20.8
Associated allowance	(.1)		(2.8)	(.3)	(3.2)

			$16.1	$1.5	$17.6
Impaired loans with no specific reserve			10.8	.2	11.0

Net carrying amount of impaired loans			$26.9	$1.7	$28.6

Average recorded investment	$2.8		$28.0	$2.4	$33.2

	DEALER		CUSTOMER RETAIL
At December 31, 2015	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve	$5.0		$21.7	$2.4	$29.1
Associated allowance	(.3)		(3.5)	(.5)	(4.3)

	4.7		$18.2	$1.9	$24.8
Impaired loans with no specific reserve			6.5	.3	6.8

Net carrying amount of impaired loans	$4.7		$24.7	$2.2	$31.6

Average recorded investment	$4.4		$26.6	$2.5	$33.5

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:
			2016	2015	2014
Interest income recognized:
Dealer wholesale					$.1
Customer retail - fleet			$1.1	$1.4	1.2
Customer retail - owner/operator			.4	.4	.4

			$1.5	$1.8	$1.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

	DEALER		CUSTOMER RETAIL
At December 31, 2016	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$1,519.3	$1,406.0	$4,863.4	$922.1	$8,710.8
Watch	9.1		14.9	5.5	29.5
At-risk	.1		50.4	6.9	57.4

	$1,528.5	$1,406.0	$4,928.7	$934.5	$8,797.7

	DEALER		CUSTOMER RETAIL
At December 31, 2015	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$1,922.4	$1,561.3	$4,680.6	$996.6	$9,160.9
Watch	22.7		27.0	6.9	56.6
At-risk	5.0		53.8	10.2	69.0

	$1,950.1	$1,561.3	$4,761.4	$1,013.7	$9,286.5

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
At December 31, 2016	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$1,528.4	$1,406.0	$4,898.4	$926.4	$8,759.2
31 – 60 days past due			12.6	3.9	16.5
Greater than 60 days past due	.1		17.7	4.2	22.0

	$1,528.5	$1,406.0	$4,928.7	$934.5	$8,797.7

	DEALER		CUSTOMER RETAIL
At December 31, 2015	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$1,949.8	$1,561.3	$4,733.6	$1,002.7	$9,247.4
31 – 60 days past due			8.3	5.4	13.7
Greater than 60 days past due	.3		19.5	5.6	25.4

	$1,950.1	$1,561.3	$4,761.4	$1,013.7	$9,286.5

Troubled Debt Restructurings: The balance of TDRs was $43.1 and $52.3 at December 31, 2016 and December 31, 2015, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	2016		2015
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$27.2	$27.2	$38.3	$37.9
Owner/operator	4.4	4.4	6.5	6.5

	$31.6	$31.6	$44.8	$44.4

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the year ended by portfolio class are as follows:

			2016	2015
Fleet			$.3	$6.7
Owner/operator			.4	.4

			$.7	$7.1

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at December 31, 2016 and 2015.

Repossessions: When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at December 31, 2016 and 2015 was $25.4 and $14.6, respectively. Proceeds from the sales of repossessed assets were $51.7, $48.0 and $58.5 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in proceeds from asset disposals in the Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expenses on the Consolidated Statements of Income.

E.     EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases for Truck, Parts and Other and for the Financial Services segment is as follows:

	TRUCK, PARTS AND OTHER		FINANCIAL SERVICES
At December 31,	2016	2015	2016	2015
Equipment on operating leases	$1,282.3	$1,282.6	$3,640.6	$3,335.5
Less allowance for depreciation	(268.4)	(290.4)	(1,016.7)	(954.7)

	$1,013.9	$992.2	$2,623.9	$2,380.8

Annual minimum lease payments due on Financial Services operating leases beginning January 1, 2017 are $587.0, $428.6, $253.6, $125.2, $50.0 and $6.1 thereafter.

When the equipment is sold subject to an RVG, the full sales price is received from the customer. A liability is established for the residual value obligation with the remainder of the proceeds recorded as deferred lease revenue. These amounts are summarized below:

			TRUCK, PARTS AND OTHER
At December 31,			2016	2015
Residual value guarantees			$699.2	$691.4
Deferred lease revenues			373.4	356.0

			$1,072.6	$1,047.4

The deferred lease revenue is amortized on a straight-line basis over the RVG contract period. At December 31, 2016, the annual amortization of deferred revenues beginning January 1, 2017 is $153.2, $111.8, $65.1, $39.6, $3.2 and $.5 thereafter. Annual maturities of the RVGs beginning January 1, 2017 are $259.7, $168.1, $175.8, $51.7, $36.5 and $7.4 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

F.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment include the following:

At December 31,	USEFUL LIVES	2016	2015
Land		$221.2	$222.1
Buildings and improvements	10-40 years	1,134.1	1,061.7
Machinery, equipment and production tooling	3-12 years	3,285.2	3,237.1
Construction in progress		352.8	248.4

		4,993.3	4,769.3
Less allowance for depreciation		(2,733.3)	(2,592.9)

		$2,260.0	$2,176.4

G. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER Accounts payable, accrued expenses and other include the following:

At December 31,		2016	2015
Truck, Parts and Other:
Accounts payable		$938.6	$929.7
Product support liabilities		344.2	384.1
Accrued expenses		233.1	231.4
Accrued capital expenditures		111.2	85.7
Salaries and wages		194.8	197.2
Other		212.2	243.6

		$2,034.1	$2,071.7

H. PRODUCT SUPPORT LIABILITIES Changes in product support liabilities are summarized as follows:
WARRANTY RESERVES	2016	2015	2014
Balance at January 1	$346.2	$310.8	$218.7
Cost accruals	211.9	294.8	302.6
Payments	(255.7)	(228.8)	(210.5)
Change in estimates for pre-existing warranties	(7.3)	(21.3)	16.1
Currency translation	(13.0)	(9.3)	(16.1)

Balance at December 31	$282.1	$346.2	$310.8

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2016	2015	2014
Balance at January 1	$524.8	$462.0	$411.8
Deferred revenues	347.6	333.0	323.7
Revenues recognized	(274.3)	(248.4)	(246.1)
Currency translation	(24.6)	(21.8)	(27.4)

Balance at December 31	$573.5	$524.8	$462.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

Product support liabilities are included in the accompanying Consolidated Balance Sheets as follows:

	WARRANTY RESERVES		DEFERRED REVENUES
At December 31,	2016	2015	2016	2015
Truck, Parts and Other:
Accounts payable, accrued expenses and other	$181.4	$241.6	$162.8	$142.5
Other liabilities	100.7	104.6	395.7	368.2
Financial Services:
Deferred taxes and other liabilities			15.0	14.1

	$282.1	$346.2	$573.5	$524.8

I.     BORROWINGS AND CREDIT ARRANGEMENTS

Financial Services borrowings include the following:

	2016		2015
At December 31,	EFFECTIVE RATE	BORROWINGS	EFFECTIVE RATE	BORROWINGS
Commercial paper	.7%	$2,242.5	.6%	$2,620.4
Bank loans	5.5%	205.0	4.8%	176.1

		2,447.5		2,796.5
Term notes	1.5%	6,027.7	1.4%	5,795.0

	1.4%	$8,475.2	1.2%	$8,591.5

Commercial paper and term notes borrowings were $8,270.2 and $8,415.4 at December 31, 2016 and 2015, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(19.3) and $(11.2) at December 31, 2016 and 2015, respectively. The effective rate is the weighted average rate as of December 31, 2016 and 2015 and includes the effects of interest-rate contracts.

The annual maturities of the Financial Services borrowings are as follows:

Beginning January 1, 2017	COMMERCIAL PAPER	BANK LOANS	TERM NOTES	TOTAL
2017	$2,243.3	$55.4	$1,845.1	$4,143.8
2018		38.7	1,658.9	1,697.6
2019		26.5	1,739.6	1,766.1
2020		60.3	302.6	362.9
2021		24.1	500.0	524.1

	$2,243.3	$205.0	$6,046.2	$8,494.5

Interest paid on borrowings was $108.2, $101.3 and $136.3 in 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company capitalized interest on borrowings of nil, nil and $1.3, respectively, in Truck, Parts and Other.

The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets, and to a lesser extent, bank loans. The medium-term notes are issued by PACCAR Financial Corp. (PFC), PACCAR Financial Europe and PACCAR Financial Mexico.

In November 2015, the Company’s U.S. finance subsidiary, PFC, filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2016 was $4,750.0. The registration expires in November 2018 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2016, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1,313.4 available for issuance under a €2,500.0 medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2016 and is renewable annually through the filing of new listing particulars.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

In April 2016, PACCAR Financial Mexico registered a 10,000.0 peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5,000.0 pesos. At December 31, 2016, 8,880.0 pesos remained available for issuance.

The Company has line of credit arrangements of $3,431.0 of which $3,223.4 were unused at December 31, 2016. Included in these arrangements are $3,000.0 of syndicated bank facilities, of which $1,000.0 expires in June 2017, $1,000.0 expires in June 2020 and $1,000.0 expires in June 2021. The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the year ended December 31, 2016.

J.	LEASES

The Company leases certain facilities and computer equipment under operating leases. Leases expire at various dates through the year 2026. At January 1, 2017, annual minimum rent payments under non-cancelable operating leases having initial or remaining terms in excess of one year are $19.3, $12.2, $7.1, $4.5, $2.4 and $2.6 thereafter. For the years ended December 31, 2016, 2015 and 2014, total rental expenses under all leases amounted to $28.8, $30.5 and $34.5, respectively.

K.	COMMITMENTS AND CONTINGENCIES

At December 31, 2016, PACCAR had standby letters of credit and surety bonds totaling $28.9, from third party financial institutions, in the normal course of business, which guarantee various insurance, financing and other activities. At December 31, 2016, PACCAR’s financial services companies, in the normal course of business, had outstanding commitments to fund new loan and lease transactions amounting to $603.3. The commitments generally expire in 90 days. The Company had other commitments, primarily to purchase production inventory, equipment and energy amounting to $245.5, $135.3, $3.8, $3.4, $.2 and $.2 for 2017, 2018, 2019, 2020, 2021 and beyond, respectively.

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has an undiscounted accrual to provide for the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities for the years ended December 31, 2016, 2015 and 2014 were $2.2, $2.0 and $1.2, respectively.

While the timing and amount of the ultimate costs associated with future environmental cleanup cannot be determined, management expects that these matters will not have a significant effect on the Company’s consolidated financial position.

In the first half of 2016, the Company recorded a charge of €752.7 ($833.0) in connection with an investigation by the European Commission (EC) of all major European truck manufacturers, including DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH (collectively, “DAF”) and the Company as their parent. On July 19, 2016, the EC reached a settlement with DAF and the Company under which the EC imposed a fine of €752.7 ($833.0) for infringement of European Union competition rules. DAF paid the fine in August 2016. Following the EC settlement, claims and a petition to certify a claim as a class action have been filed against DAF and other truck manufacturers. Others may bring EC-related claims against the Company or its subsidiaries. While the Company believes it has meritorious defenses, such claims will likely take a significant period of time to resolve, and it is not possible to estimate a range of potential loss. An adverse outcome of such proceedings could have a material impact on the Company’s results of operations.

PACCAR is a defendant in various legal proceedings and, in addition, there are various other contingent liabilities arising in the normal course of business. After consultation with legal counsel, management does not anticipate that disposition of these various proceedings and contingent liabilities will have a material effect on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

L.	EMPLOYEE BENEFITS

Severance Costs: The Company incurred severance expense in 2016, 2015 and 2014 of $2.0, $3.3 and $1.8, respectively.

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

The Company funds its pensions in accordance with applicable employee benefit and tax laws. The Company contributed $185.7 to its pension plans in 2016 and $62.9 in 2015. The Company expects to contribute in the range of $50.0 to $100.0 to its pension plans in 2017, of which $17.1 is estimated to satisfy minimum funding requirements. Annual benefits expected to be paid beginning January 1, 2017 are $80.7, $82.7, $87.4, $93.5, $99.2 and for the five years thereafter, a total of $576.3.

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

The fair value of commingled trust funds is determined using the market approach and is based on the unadjusted net asset value (NAV) per unit as determined by the sponsor of the fund based on the fair values of underlying investments. These assets are collective investment trusts, and substantially all of these investments have no redemption restrictions or unfunded commitments. Securities measured at NAV per unit as a practical expedient are not classified in the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

The following information details the allocation of plan assets by investment type. See Note P for definitions of fair value levels.

		FAIR VALUE HIERARCHY
At December 31, 2016	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$690.8	$690.8
Global equities					746.1	746.1

Total equities	50 - 70%				1,436.9	1,436.9

Fixed income:
U.S. fixed income		$195.7	$196.9	$392.6	317.8	710.4
Non-U.S. fixed income			19.6	19.6	254.5	274.1

Total fixed income	30 - 50%	195.7	216.5	412.2	572.3	984.5

Cash and other		8.8	60.0	68.8	3.9	72.7

Total plan assets		$204.5	$276.5	$481.0	$2,013.1	$2,494.1

		FAIR VALUE HIERARCHY
At December 31, 2015	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$593.8	$593.8
Global equities					674.2	674.2

Total equities	50 - 70%				1,268.0	1,268.0

Fixed income:
U.S. fixed income		$283.4	$173.9	$457.3	174.3	631.6
Non-U.S. fixed income			22.4	22.4	231.3	253.7

Total fixed income	30 - 50%	283.4	196.3	479.7	405.6	885.3

Cash and other		8.2	54.9	63.1	2.6	65.7

Total plan assets		$291.6	$251.2	$542.8	$1,676.2	$2,219.0

The following additional data relates to all pension plans of the Company:
At December 31,					2016	2015
Weighted average assumptions:
Discount rate					3.7%	4.2%
Rate of increase in future compensation levels					3.9%	3.9%
Assumed long-term rate of return on plan assets					6.4%	6.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

The components of the change in projected benefit obligation and change in plan assets are as follows:

	2016	2015
Change in projected benefit obligation:
Benefit obligation at January 1	$2,306.0	$2,417.4
Service cost	88.6	91.3
Interest cost	94.3	92.2
Benefits paid	(80.2)	(121.3)
Actuarial loss (gain)	186.4	(141.6)
Currency translation and other	(90.6)	(35.6)
Participant contributions	1.1	3.6

Projected benefit obligation at December 31	$2,505.6	$2,306.0

Change in plan assets:
Fair value of plan assets at January 1	$2,219.0	$2,309.4
Employer contributions	185.7	62.9
Actual return on plan assets	254.5	.3
Benefits paid	(80.2)	(121.3)
Currency translation and other	(86.0)	(35.9)
Participant contributions	1.1	3.6

Fair value of plan assets at December 31	$2,494.1	$2,219.0

Funded status at December 31	$(11.5)	$(87.0)

	2016	2015
Amounts recorded on balance sheet:
Other noncurrent assets	$107.2	$27.2
Other liabilities	118.7	114.2
Accumulated other comprehensive loss:
Actuarial loss	410.6	386.3
Prior service cost	3.4	3.9
Net initial transition amount	.1	.2

In 2015, the Company provided a one-time lump-sum offer to certain retired employees in the U.S. retirement plan, which resulted in a lump-sum distribution totaling $48.5.

Of the December 31, 2016 amounts in accumulated other comprehensive loss, $27.1 of unrecognized actuarial loss and $1.2 of unrecognized prior service cost are expected to be amortized into net pension expense in 2017.

The accumulated benefit obligation for all pension plans of the Company was $2,215.3 and $2,028.2 at December 31, 2016 and 2015, respectively.

Information for all plans with an accumulated benefit obligation in excess of plan assets is as follows:

At December 31,	2016	2015
Projected benefit obligation	$110.2	$217.9
Accumulated benefit obligation	100.4	207.7
Fair value of plan assets	9.3	128.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

The components of pension expense are as follows:

Year Ended December 31,			2016	2015	2014
Service cost			$88.6	$91.3	$67.3
Interest on projected benefit obligation			94.3	92.2	91.8
Expected return on assets			(141.7)	(140.8)	(128.0)
Amortization of prior service costs			1.2	1.3	1.2
Recognized actuarial loss			27.7	41.1	20.8
Curtailment gain				(.1)

Net pension expense			$70.1	$85.0	$53.1

Effective January 2017, the Company will change the method used to estimate service cost and interest cost components of pension expense from a single weighted-average method, which is a single discount rate determined at the pension plans measurement date, to an individual spot rate approach, which applies specific spot rates along the yield curve to the relevant projected cash flows. This approach is a more precise measurement of net periodic benefit costs and does not impact the benefit obligation. The Company considers this a change in estimate inseparable from a change in accounting principle which will be accounted for prospectively. This change is expected to lower pension expense by approximately $15.0 in 2017.

Multi-employer Plans: The Company participates in multi-employer plans in the U.S. and Europe. These are typically under collective bargaining agreements and cover its union-represented employees. The Company’s participation in the following multi-employer plans for the years ended December 31 are as follows:

		PENSION PLAN	COMPANY CONTRIBUTIONS
PENSION PLAN	EIN	NUMBER	2016	2015	2014
Metal and Electrical Engineering Industry Pension Fund		135668	$23.1	$23.0	$27.1
Western Metal Industry Pension Plan	91-6033499	001	1.5	2.1	2.0
Other plans			.7	.9	1.0

			$25.3	$26.0	$30.1

The Company contributions shown in the table above approximates the multi-employer pension expense for each of the years ended December 31, 2016, 2015 and 2014, respectively.

Metal and Electrical Engineering Industry Pension Fund is a multi-employer union plan incorporating all DAF employees in the Netherlands and is covered by a collective bargaining agreement that will expire May 31, 2018. The Company’s contributions were less than 5% of the total contributions to the plan for the last two reporting periods ending December 2016. The plan is required by law (the Netherlands Pension Act) to have a coverage ratio in excess of 104.3%. Because the coverage ratio of the plan was 96.2% at December 31, 2016, a funding improvement plan effective through 2026 is in place. The funding improvement plan includes a reduction in pension benefits and delays in future benefit increases.

The Western Metal Industry Pension Plan is located in the U.S. and is covered by a collective bargaining agreement that will expire on November 1, 2020. In accordance with the U.S. Pension Protection Act of 2006, the plan was certified as critical (red) status as of December 31, 2016, and a funding improvement plan was implemented requiring additional contributions through 2022 as long as the plan remains in critical status. Contributions by the Company were 15% and 12% of the total contributions to the plan for the years ended December 31, 2016 and 2015, respectively.

Other plans are principally located in the U.S. For the last two reporting periods, none were under funding improvement plans and Company contributions to these plans are less than 5% of each plan’s total contributions.

There were no significant changes for the multi-employer plans in the periods presented that affected comparability between periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

Defined Contribution Plans: The Company maintains several defined contribution benefit plans whereby it contributes designated amounts on behalf of participant employees. The largest plan is for U.S. salaried employees where the Company matches a percentage of employee contributions up to an annual limit. The match was 5% of eligible pay in 2016, 2015 and 2014. Other plans are located in Australia, Brasil, Canada, the Netherlands, Belgium and Germany. Expenses for these plans were $34.1, $36.1 and $36.3 in 2016, 2015 and 2014, respectively.

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

The components of the Company’s income before income taxes include the following:

Year Ended December 31,	2016	2015	2014
Domestic	$1,190.7	$1,581.6	$1,267.3
Foreign	(60.3)	755.5	750.3

	$1,130.4	$2,337.1	$2,017.6

The components of the Company’s provision for income taxes include the following:
Year Ended December 31,	2016	2015	2014
Current provision:
Federal	$322.9	$521.8	$482.4
State	41.7	61.1	59.0
Foreign	213.2	205.4	215.4

	577.8	788.3	756.8

Deferred provision (benefit):
Federal	31.5	(57.8)	(88.3)
State	4.8	5.3	.3
Foreign	(5.4)	(2.7)	(10.0)

	30.9	(55.2)	(98.0)

	$608.7	$733.1	$658.8

Tax benefits recognized for net operating loss carryforwards were $1.2, $.6 and $16.0 for the years ended 2016, 2015 and 2014, respectively.

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
Effect of:
Non-deductible EC charge	25.8
State	2.9	2.1	2.0
Federal domestic production deduction	(2.6)	(1.8)	(1.8)
Tax on foreign earnings	(7.4)	(2.7)	(1.6)
Other, net	.1	(1.2)	(.9)

	53.8%	31.4%	32.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

The Company has not provided a deferred tax liability for the temporary differences of approximately $3,860.0 related to the investments in foreign subsidiaries that are considered to be indefinitely reinvested. The amount of the deferred tax liability would be approximately $130.0 as of December 31, 2016.

Included in domestic taxable income for 2016, 2015 and 2014 are $180.4, $249.7 and $249.0 of foreign earnings, respectively, which are not indefinitely reinvested, for which domestic taxes of $7.1, $12.2 and $18.6, respectively, were provided to account for the difference between the domestic and foreign tax rate on those earnings.

At December 31, 2016, the Company had net operating loss carryforwards of $420.6, of which $232.8 related to foreign subsidiaries and $187.8 related to states in the U.S. The related deferred tax asset was $83.2, for which a $64.5 valuation allowance has been provided. The carryforward periods range from four years to indefinite, subject to certain limitations under applicable laws. The future tax benefits of net operating loss carryforwards are evaluated on a regular basis, including a review of historical and projected operating results.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

At December 31,	2016	2015
Assets:
Accrued expenses	$239.2	$240.7
Net operating loss and tax credit carryforwards	84.4	63.6
Postretirement benefit plans	11.7	44.9
Allowance for losses on receivables	41.2	41.9
Other	106.4	112.5

	482.9	503.6
Valuation allowance	(64.5)	(32.9)

	418.4	470.7
Liabilities:
Financial Services leasing depreciation	(808.7)	(810.4)
Depreciation and amortization	(246.1)	(277.9)
Other	(35.3)	(29.2)

	(1,090.1)	(1,117.5)

Net deferred tax liability	$(671.7)	$(646.8)

The balance sheet classification of the Company’s deferred tax assets and liabilities are as follows:
At December 31,	2016	2015
Truck, Parts and Other:
Other noncurrent assets, net	$119.5	$135.7
Other liabilities	(6.3)	(25.0)
Financial Services:
Other assets	74.6	44.9
Deferred taxes and other liabilities	(859.5)	(802.4)

Net deferred tax liability	$(671.7)	$(646.8)

Cash paid for income taxes was $499.4, $879.7 and $689.9 in 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015	2014
Balance at January 1	$19.1	$12.0	$13.1
Additions for tax positions related to the current year	3.9	10.3	.9
Additions for tax positions related to prior years			.1
Reductions for tax positions related to prior years	(.3)	(2.0)	(.9)
Reductions related to settlements	(5.4)
Lapse of statute of limitations		(1.2)	(1.2)

Balance at December 31	$17.3	$19.1	$12.0

The Company had $17.3, $19.1 and $12.0 of unrecognized tax benefits, of which $13.9, $9.9 and $1.1 would impact the effective tax rate, if recognized, as of December 31, 2016, 2015 and 2014, respectively.

The Company recognized $1.9, $1.9 and $.8 of income related to interest in 2016, 2015 and 2014, respectively. Accrued interest expense and penalties were $.9, $2.8 and $4.7 as of December 31, 2016, 2015 and 2014, respectively. Interest and penalties are classified as income taxes in the Consolidated Statements of Income.

The Company believes it is reasonably possible that no unrecognized tax benefits will be resolved within the next twelve months. As of December 31, 2016, the United States Internal Revenue Service has completed examinations of the Company’s tax returns for all years through 2011, with the exception of 2009 which remains subject to examination. The Company’s tax returns for other major jurisdictions remain subject to examination for the years ranging from 2008 through 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

N.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss): The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity, consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2016	$(6.4)	$2.1	$(390.4)	$(622.3)	$(1,017.0)
Recorded into AOCI	.2	.3	(42.6)	(87.1)	(129.2)
Reclassified out of AOCI	1.9	(2.7)	18.9		18.1

Net other comprehensive income (loss)	2.1	(2.4)	(23.7)	(87.1)	(111.1)

Balance at December 31, 2016	$(4.3)	$(.3)	$(414.1)	$(709.4)	$(1,128.1)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2015	$(13.5)	$5.3	$(433.1)	$(138.5)	$(579.8)
Recorded into AOCI	27.9	(1.7)	15.1	(483.8)	(442.5)
Reclassified out of AOCI	(20.8)	(1.5)	27.6		5.3

Net other comprehensive income (loss)	7.1	(3.2)	42.7	(483.8)	(437.2)

Balance at December 31, 2015	$(6.4)	$2.1	$(390.4)	$(622.3)	$(1,017.0)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2014	$(15.1)	$1.7	$(262.2)	$284.3	$8.7
Recorded into AOCI	20.0	4.2	(185.8)	(422.8)	(584.4)
Reclassified out of AOCI	(18.4)	(.6)	14.9		(4.1)

Net other comprehensive income (loss)	1.6	3.6	(170.9)	(422.8)	(588.5)

Balance at December 31, 2014	$(13.5)	$5.3	$(433.1)	$(138.5)	$(579.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

Reclassifications out of AOCI during the years ended December 31, 2016, 2015 and 2014 are as follows:

		AMOUNT RECLASSIFIED OUT OF AOCI
AOCI COMPONENTS	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF INCOME	2016	2015	2014
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$(27.9)	$(.1)
	Cost of sales and revenues	.6	3.4	$.3
	Interest and other expense, net	1.3	(4.1)	(2.1)
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	36.8	(28.5)	(21.7)

	Pre-tax expense increase (reduction)	10.8	(29.3)	(23.5)
	Tax (benefit) expense	(8.9)	8.5	5.1

	After-tax expense increase (reduction)	1.9	(20.8)	(18.4)

Unrealized (gains) and losses on marketable debt securities:
Marketable debt securities	Investment income	(3.7)	(2.1)	(.9)
	Tax expense	1.0	.6	.3

	After-tax income increase	(2.7)	(1.5)	(.6)

Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues	13.6	22.4	11.1
	Selling, general and administrative	13.0	17.1	9.0

		26.6	39.5	20.1
Prior service costs	Cost of sales and revenues	.9	1.0	1.0
	Selling, general and administrative	.3	.2	.2

		1.2	1.2	1.2
Financial Services
Actuarial loss	Selling, general and administrative	1.1	1.7	.7

	Pre-tax expense increase	28.9	42.4	22.0
	Tax benefit	(10.0)	(14.8)	(7.1)

	After-tax expense increase	18.9	27.6	14.9

Total reclassifications out of AOCI		$18.1	$5.3	$(4.1)

Other Capital Stock Changes: The Company purchased treasury shares of 1.4 million, 3.8 million and ..7 million in 2016, 2015 and 2014, respectively. The Company retired treasury shares of 1.4 million in 2016 and 4.5 million in 2015; there were no treasury stock retirements in 2014.

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

At December 31, 2016, the notional amount of the Company’s interest-rate contracts was $2,977.8. Notional maturities for all interest-rate contracts are $706.8 for 2017, $1,041.9 for 2018, $863.6 for 2019, $174.1 for 2020, $191.4 for 2021 and nil thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At December 31, 2016, the notional amount of the outstanding foreign-exchange contracts was $522.4. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

At December 31,	2016		2015
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$109.7		$132.2
Deferred taxes and other liabilities		$46.3		$46.7
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	3.9		3.9
Accounts payable, accrued expenses and other		1.9		.2

	$113.6	$48.2	$136.1	$46.9

Economic hedges:
Interest-rate contracts:
Financial Services:
Deferred taxes and other liabilities		$.1
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.8		$.9
Accounts payable, accrued expenses and other		.3		$.3
Financial Services:
Other assets	4.0		.3
Deferred taxes and other liabilities		.7		1.0

	$4.8	$1.1	$1.2	$1.3

Gross amounts recognized in Balance Sheet	$118.4	$49.3	$137.3	$48.2
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(1.0)	(1.0)	(.4)	(.4)
Financial Services:
Interest-rate contracts	(15.4)	(15.4)	(3.3)	(3.3)
Foreign-exchange contracts	(.1)	(.1)	(.2)	(.2)

Pro-forma net amount	$101.9	$32.8	$133.4	$44.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

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

Year Ended December 31,				2016	2015	2014
Interest-rate swaps				$5.5	$(.9)	$.1
Term notes				(6.4)	.2	(2.6)

Cash Flow Hedges: Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI to the extent such hedges are considered effective. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 4.6 years. For the periods ended December 31, 2016, 2015 and 2014, the Company recognized no gains or losses on the ineffective portion.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive (loss) income (OCI):

Year Ended December 31,	2016		2015		2014
	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS
Gain (loss) recognized in OCI:
Truck, Parts and Other		$24.4		$4.9		$1.7
Financial Services	$(30.9)		$33.8		$24.4

	$(30.9)	$24.4	$33.8	$4.9	$24.4	$1.7

Expense (income) reclassified out of AOCI into income was as follows:
Year Ended December 31,	2016		2015		2014
	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS
Truck, Parts and Other:
Net sales and revenues		$(27.9)		$(.1)
Cost of sales and revenues		.6		3.4		$.3
Interest and other expense, net		1.3		(4.1)		(2.1)
Financial Services:
Interest and other borrowing expenses	$36.8		$(28.5)		$(21.7)

	$36.8	$(26.0)	$(28.5)	$(.8)	$(21.7)	$(1.8)

The amount of gain recorded in AOCI at December 31, 2016 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $.8, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains or losses reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was a loss of $.3 for the year ended December 31, 2016 and nil for the years ended December 31, 2015 and 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

The (income) expense recognized in earnings related to economic hedges was as follows:

Year Ended December 31,	2016		2015		2014
	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS
Truck, Parts and Other:
Net sales and revenues		$(.4)
Cost of sales and revenues		.4		$(.7)		$(5.3)
Interest and other expense, net		14.9		3.0		3.8
Financial Services:
Interest and other borrowing expenses	$.1	(28.4)		(7.6)		4.2
Selling, general and administrative		1.8		(2.3)		5.2

	$.1	$(11.7)		$(7.6)		$7.9

P.	FAIR VALUE MEASUREMENTS

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2016. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

December 31, 2016, 2015 and 2014 (currencies in millions)

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At December 31, 2016	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$595.0	$595.0
U.S. corporate securities		47.8	47.8
U.S. government and agency securities	$15.4	.6	16.0
Non-U.S. corporate securities		308.0	308.0
Non-U.S. government securities		98.2	98.2
Other debt securities		75.9	75.9

Total marketable debt securities	$15.4	$1,125.5	$1,140.9

Derivatives
Cross currency swaps		$102.7	$102.7
Interest-rate swaps		7.0	7.0
Foreign-exchange contracts		8.7	8.7

Total derivative assets		$118.4	$118.4

Liabilities:
Derivatives
Cross currency swaps		$37.1	$37.1
Interest-rate swaps		9.3	9.3
Foreign-exchange contracts		2.9	2.9

Total derivative liabilities		$49.3	$49.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

At December 31, 2015		LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities			$505.4	$505.4
U.S. corporate securities			76.7	76.7
U.S. government and agency securities		$15.1	.6	15.7
Non-U.S. corporate securities			587.0	587.0
Non-U.S. government securities			193.7	193.7
Other debt securities			69.6	69.6

Total marketable debt securities		$15.1	$1,433.0	$1,448.1

Derivatives
Cross currency swaps			$130.5	$130.5
Interest-rate swaps			1.7	1.7
Foreign-exchange contracts			5.1	5.1

Total derivative assets			$137.3	$137.3

Liabilities:
Derivatives
Cross currency swaps			$37.2	$37.2
Interest-rate swaps			9.5	9.5
Foreign-exchange contracts			1.5	1.5

Total derivative liabilities			$48.2	$48.2

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

At December 31,	2016		2015
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Assets:
Financial Services fixed rate loans	$3,607.4	$3,638.4	$3,660.6	$3,729.0

Liabilities:
Financial Services fixed rate debt	4,915.2	4,929.3	4,167.9	4,192.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

Q.	STOCK COMPENSATION PLANS

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

The Company recognizes compensation cost on these options and restricted stock awards on a straight-line basis over the requisite period the employee is required to render service. The maximum number of shares of the Company’s common stock authorized for issuance under these plans is 46.7 million shares, and as of December 31, 2016, the maximum number of shares available for future grants was 14.6 million.

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

	2016	2015	2014
Risk-free interest rate	1.37%	1.35%	1.51%
Expected volatility	26%	28%	34%
Expected dividend yield	4.0%	3.4%	3.4%
Expected term	5 years	5 years	5 years
Weighted average grant date fair value of options per share	$ 7.51	$ 10.98	$ 13.17

The fair value of options granted was $6.0, $6.3 and $8.6 for the years ended December 31, 2016, 2015 and 2014, respectively. The fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was $7.8, $9.5 and $10.5, respectively.

A summary of activity under the Company’s stock plans is presented below:

	2016	2015	2014
Intrinsic value of options exercised	$ 10.4	$ 14.1	$ 20.9
Cash received from stock option exercises	29.4	21.8	29.1
Tax benefit related to stock award exercises	1.0	3.5	4.4
Stock based compensation	13.1	14.6	16.2
Tax benefit related to stock based compensation	4.7	5.1	5.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

The summary of options as of December 31, 2016 and changes during the year then ended are presented below:

	NUMBER OF SHARES	PER SHARE EXERCISE PRICE*	REMAINING CONTRACTUAL LIFE IN YEARS*	AGGREGATE INTRINSIC VALUE
Options outstanding at January 1	4,421,600	$47.23
Granted	792,700	50.00
Exercised	(679,900)	43.16
Cancelled	(67,500)	59.53

Options outstanding at December 31	4,466,900	$48.15	5.78	$70.3

Vested and expected to vest	4,348,300	$48.06	5.71	$68.9

Exercisable	2,629,100	$42.58	4.08	$56.1

*       Weighted Average

The fair value of restricted shares is determined based upon the stock price on the date of grant. The summary of nonvested restricted shares as of December 31, 2016 and changes during the year then ended is presented below:

NONVESTED SHARES			NUMBER OF SHARES	GRANT DATE FAIR VALUE*
Nonvested awards outstanding at January 1			181,900	$58.79
Granted			148,500	49.53
Vested			(128,100)	53.62
Forfeited			(3,900)	54.71

Nonvested awards outstanding at December 31			198,400	$55.27

*       Weighted Average

As of December 31, 2016, there was $5.3 of total unrecognized compensation cost related to nonvested stock options, which is recognized over a remaining weighted average vesting period of 1.61 years. Unrecognized compensation cost related to nonvested restricted stock awards of $1.5 is expected to be recognized over a remaining weighted average vesting period of 1.55 years.

The dilutive and antidilutive options are shown separately in the table below:

Year Ended December 31,		2016	2015	2014
Additional shares		694,700	906,100	1,120,500
Antidilutive options		1,943,500	1,180,400	673,700

R.	SEGMENT AND RELATED INFORMATION

PACCAR operates in three principal segments: Truck, Parts and Financial Services. The Company evaluates the performance of its Truck and Parts segments based on operating profits, which excludes investment income, other income and expense, the EC charge, and income taxes. The Financial Services segment’s performance is evaluated based on income before income taxes. Geographic revenues from external customers are presented based on the country of the customer. The accounting policies of the reportable segments are the same as those applied in the consolidated financial statements as described in Note A.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

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

Other: Included in Other is the Company’s industrial winch manufacturing business. Also within this category are other sales, income and expense not attributable to a reportable segment, including the EC charge and a portion of corporate expenses. Intercompany interest income on cash advances to the financial services companies is included in Other and was $.4, $.5 and $.9 for 2016, 2015 and 2014, respectively.

Geographic Area Data	2016	2015	2014
Net sales and revenues:
United States	$9,221.3	$11,408.3	$10,106.3
Europe	4,903.3	4,515.9	4,835.7
Other	2,908.7	3,190.9	4,055.0

	$17,033.3	$19,115.1	$18,997.0

Property, plant and equipment, net:
United States	$1,187.0	$1,140.5	$1,132.0
The Netherlands	406.7	438.7	517.4
Other	666.3	597.2	663.9

	$2,260.0	$2,176.4	$2,313.3

Equipment on operating leases, net:
United States	$1,458.0	$1,287.9	$1,226.6
Germany	318.3	321.9	347.0
United Kingdom	309.7	321.3	342.2
Mexico	304.8	330.0	346.9
Other	1,247.0	1,111.9	977.8

	$3,637.8	$3,373.0	$3,240.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014 (currencies in millions)

Business Segment Data	2016	2015	2014
Net sales and revenues:

Truck	$13,652.7	$15,568.6	$15,330.4
Less intersegment	(885.4)	(786.1)	(736.4)

External customers	12,767.3	14,782.5	14,594.0

Parts	3,052.9	3,104.7	3,125.9
Less intersegment	(47.2)	(44.6)	(48.4)

External customers	3,005.7	3,060.1	3,077.5

Other	73.6	100.2	121.3

	15,846.6	17,942.8	17,792.8
Financial Services	1,186.7	1,172.3	1,204.2

	$17,033.3	$19,115.1	$18,997.0

Income before income taxes:
Truck	$1,125.8	$1,440.3	$1,160.1
Parts	543.8	555.6	496.7
Other*	(873.3)	(43.2)	(31.9)

	796.3	1,952.7	1,624.9
Financial Services	306.5	362.6	370.4
Investment income	27.6	21.8	22.3

	$1,130.4	$2,337.1	$2,017.6

Depreciation and amortization:
Truck	$432.8	$399.8	$415.0
Parts	7.3	6.2	5.9
Other	15.8	14.9	11.8

	455.9	420.9	432.7
Financial Services	537.2	486.2	485.0

	$993.1	$907.1	$917.7

Expenditures for long-lived assets:
Truck	$735.6	$660.0	$504.9
Parts	16.9	24.9	9.9
Other	25.5	17.7	12.1

	778.0	702.6	526.9
Financial Services	1,214.4	1,044.4	935.3

	$1,992.4	$1,747.0	$1,462.2

Segment assets:
Truck	$4,429.4	$4,472.3	$4,871.1
Parts	805.1	793.3	787.2
Other	287.0	211.6	106.1
Cash and marketable securities	2,922.6	3,378.0	2,937.1

	8,444.1	8,855.2	8,701.5
Financial Services	12,194.8	12,254.6	11,917.3

	$20,638.9	$21,109.8	$20,618.8

*	Other includes the $833.0 European Commission charge in 2016.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

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

  Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of PACCAR Inc

We have audited the accompanying consolidated balance sheets of PACCAR Inc as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PACCAR Inc at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PACCAR Inc’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON THE COMPANY’S INTERNAL CONTROL OVER

FINANCIAL REPORTING

The Board of Directors and Stockholders of PACCAR Inc

We have audited PACCAR Inc’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PACCAR Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PACCAR Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PACCAR Inc as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 21, 2017

QUARTERLY RESULTS (UNAUDITED)

	QUARTER
	FIRST	SECOND	THIRD	FOURTH
	(millions except per share data)
2016
Truck, Parts and Other:
Net sales and revenues	$4,010.6	$4,115.8	$3,953.2	$3,767.0
Cost of sales and revenues	3,413.6	3,489.4	3,371.5	3,243.2
Research and development	59.6	60.8	59.2	67.6
European Commission charge	942.6	(109.6)
Financial Services:
Revenues	289.4	297.4	296.2	303.7
Interest and other borrowing expenses	30.3	32.6	32.2	32.1
Depreciation and other expenses	150.9	156.4	162.6	165.3
Net (Loss) Income	(594.6)	481.3	346.2	288.8
Adjusted Net Income *	348.0	371.7
Net (Loss) Income Per Share:
Basic	$(1.69)	$1.37	$.99	$.82
Diluted	(1.69)	1.37	.98	.82
Adjusted Diluted *	.99	1.06

2015
Truck, Parts and Other:
Net sales and revenues	$4,548.0	$4,786.1	$4,546.2	$4,062.5
Cost of sales and revenues	3,910.2	4,061.2	3,851.3	3,469.4
Research and development	56.2	59.3	57.6	66.7
Financial Services:
Revenues	284.7	293.8	301.0	292.8
Interest and other borrowing expenses	29.1	29.6	29.2	30.1
Depreciation and other expenses	140.4	145.9	152.5	144.9
Net Income	378.4	447.2	431.2	347.2
Net Income Per Share:
Basic	$1.07	$1.26	$1.21	$.98
Diluted	1.06	1.26	1.21	.98

*	See Reconciliation of GAAP to Non-GAAP Financial Measures for 2016 on page 33.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting on page 79 and Report of Independent Registered Public Accounting Firm on the Company’s Internal Control over Financial Reporting on page 80 for the year ended December 31, 2016, are included in this Form 10-K.

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 401(a), (d), and (e) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 25, 2017 and is incorporated herein by reference:

Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

Item 401(b) of Regulation S-K:

Executive Officers of the registrant as of February 21, 2017:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (63)	Executive Chairman of the Board of Directors since April 2014; Chairman and Chief Executive Officer from 1997 to April 2014. Mr. Pigott is the brother of John M. Pigott, a director of the Company.

Ronald E. Armstrong (61)	Chief Executive Officer since April 2014; President from January 2011 to April 2014.

Gary L. Moore (61)	Executive Vice President since January 2016; Senior Vice President from January 2015 to December 2015; Vice President and General Manager, Kenworth Truck Company (KW) from January 2012 to December 2014.

Harrie C.A.M. Schippers (54)	Executive Vice President and Chief Financial Officer since February 2017; Senior Vice President from April 2016 to February 2017; Vice President of PACCAR and President of DAF Trucks N.V. from April 2010 to April 2016.

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Michael T. Barkley (61)	Senior Vice President and Controller since January 2016; Vice President and Controller from January 2007 to December 2015.

Robert A. Bengston (61)	Senior Vice President, Financial Services since January 2014; Vice President, Financial Services from March 2009 to December 2013.

T. Kyle Quinn (55)	Senior Vice President and General Manager, Peterbilt since January 2017; Senior Vice President from January 2016 to January 2017; Senior Vice President and Chief Information Officer from January 2014 to December 2015; Vice President and Chief Information Officer from January 2010 to December 2013.

Darrin C. Siver (50)	Senior Vice President since January 2017; Vice President and General Manager, Peterbilt from June 2013 to January 2017; Vice President and General Manager, PACCAR Parts from May 2010 to May 2013.

James D. Clack (53)	Vice President, General Counsel and Secretary since May 2016; Assistant General Counsel from October 2015 to May 2016; Senior Counsel from May 2014 to October 2015; Senior Legal Counsel at Weyerhaeuser Company from December 2006 to May 2014.

Marco A. Davila (59)	Vice President since March 2015; General Manager, DAF Caminhões Brasil Indústria Ltda. from June 2011 to February 2015.

C. Michael Dozier (51)	Vice President and General Manager, KW since April 2016; Managing Director, PACCAR Australia from April 2013 to March 2016; Assistant General Manager - Operations, Peterbilt from June 2009 to March 2013.

R. Preston Feight (49)	Vice President of PACCAR and President of DAF Trucks N.V. since April 2016; Vice President and General Manager, KW from January 2015 to April 2016; Assistant General Manager, Sales and Marketing, KW from April 2012 to December 2014; Chief Engineer, KW from August 2008 to March 2012.

Jack K. LeVier (57)	Vice President, Human Resources since June 2007.

A. Lily Ley (51)	Vice President and Chief Information Officer since January 2017; General Manager and Chief Information Officer from January 2016 to December 2016; Assistant General Manager - Global Applications, Information Technology Division (ITD) from January 2015 to December 2015; Senior Director - Global Applications, ITD from May 2010 to December 2014.

Officers are elected annually but may be appointed or removed on interim dates.

Item 405 of Regulation S-K:

The information required by this item is included in the proxy statement for the annual stockholders meeting of April 25, 2017 and is incorporated herein by reference.

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

Item 407(d)(4) and 407(d)(5) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 25, 2017 and is incorporated herein by reference:

•	Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”

•	Identification of audit committee financial experts is included under the caption “AUDIT COMMITTEE REPORT.”

ITEM 11.	EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 25, 2017 and is incorporated herein by reference:

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

Stock ownership information is included under the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “STOCK OWNERSHIP OF OFFICERS AND DIRECTORS” in the proxy statement for the annual stockholders meeting of April 25, 2017 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 5 of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions with management and others as defined by Item 404 of Regulation S-K occurred in 2016.

Information concerning director independence is included under the caption “BOARD GOVERNANCE” in the proxy statement for the annual stockholders meeting of April 25, 2017 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal accounting fees and services information is included under the caption “INDEPENDENT AUDITORS” in the proxy statement for the annual stockholders meeting of April 25, 2017 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Listing of financial statements

The following consolidated financial statements of PACCAR Inc are included in Item 8:

Consolidated Statements of Income

– Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income

– Years Ended December 31, 2016, 2015 and 2014

Consolidated Balance Sheets

– December 31, 2016 and 2015

Consolidated Statements of Cash Flows

– Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity

– Years Ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

– December 31, 2016, 2015 and 2014

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(3) Listing of Exhibits (in order of assigned index numbers):

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(3) (i)	Articles of Incorporation:

	Amended Restated Certificate of Incorporation of PACCAR Inc	10-Q	May 4, 2016	3(i)	001-14817

(ii)	Bylaws:

	(a) Fourth Amended and Restated Bylaws of PACCAR Inc	8-K	April 29, 2016	3(ii)	001-14817

(4)	Instruments defining the rights of security holders, including indentures**:

	(a) Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b) Forms of Medium-Term Note, Series M (PACCAR Financial Corp.)	S-3	November 20, 2009	4.2 and 4.3	333-163273

	(c) Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(d) Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(e) Form of InterNotes, Series C (PACCAR Financial Corp.)	S-3	November 5, 2015	4.4	333-207838

	(f) Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. prior to May 9, 2014	10-Q	November 7, 2013	4(i)	001-14817

	(g) Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

	(h) Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 11, 2015	10-Q	August 6, 2015	4(g)	001-14817

(i) Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2016 *

**     Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

(10)	Material Contracts:

	(a) PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b) Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

	(c) Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d) Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	Appendix A	001-14817

	(e) PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f) PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

	(g) Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

	(h) PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (effective 01/01/16)	10-Q	August 6, 2015	10(i)	001-14817

	(i) PACCAR Inc Long Term Incentive Plan	8-K	September 19, 2016	10(j)	001-14817

	(j) PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

	(k) Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

	(l) PACCAR Inc Long Term Incentive Plan, 2014 Form of Nonstatutory Stock Option Agreement	10-Q	August 7, 2013	10(l)	001-14817

	(m) PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	8-K	February 5, 2007	99.1	001-14817

	(n) PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement	10-K	February 26, 2010	10(m)	001-14817

	(o) PACCAR Inc Long Term Incentive Plan, Alternate Form of Restricted Stock Award Agreement	10-K	March 1, 2011	10(n)	001-14817

	(p) PACCAR Inc Long Term Incentive Plan, 2016 Restricted Stock Award Agreement	10-Q	August 6, 2015	10(q)	001-14817

	(q) PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

	(r) Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	8-K	May 16, 2007	10.1	001-14817

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

PACCAR Inc
Registrant

Date: February 21, 2017	/s/ Ronald E. Armstrong
Ronald E. Armstrong
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ R. E. Armstrong	Chief Executive Officer and Director
R. E. Armstrong	(Principal Executive Officer)

/s/ H. C. A. M. Schippers	Executive Vice President and Chief Financial Officer
H. C. A. M. Schippers	(Principal Financial Officer)

/s/ M. T. Barkley	Senior Vice President and Controller
M. T. Barkley	(Principal Accounting Officer)

/s/ M. C. Pigott	Executive Chairman and Director
M. C. Pigott

*/s/ A. J. Carnwath	Director
A. J. Carnwath

*/s/ B. E. Ford	Director
B. E. Ford

*/s/ K. S. Hachigian	Director
K. S. Hachigian

*/s/ L. Kaufmann	Director
L. Kaufmann

*/s/ R. C. McGeary	Director
R. C. McGeary

*/s/ J. M. Pigott	Director
J. M. Pigott

*/s/ M. A. Schulz	Director
M. A. Schulz

*/s/ G. M. E. Spierkel	Director
G. M. E. Spierkel

*/s/ C. R. Williamson	Director
C. R. Williamson

*By	/s/ M. C. Pigott
M. C. Pigott
Attorney-in-Fact