Form 10-Q
period 2017-03-31
PACCAR INC
filed 2017-05-04
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

Commission File No. 001-14817

PACCAR Inc

(Exact name of registrant as specified in its charter)

Delaware	91-0351110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 - 106th Ave. N.E., Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

(425) 468-7400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value – 351,279,601 shares as of April 30, 2017

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended March 31
	2017	2016
TRUCK, PARTS AND OTHER:
Net sales and revenues	$3,935.7	$4,010.6

Cost of sales and revenues	3,382.2	3,413.6
Research and development	61.0	59.6
Selling, general and administrative	111.3	110.3
European Commission charge		942.6
Interest and other (income) expense, net	(1.6)	.1

	3,552.9	4,526.2

Truck, Parts and Other Income (Loss) Before Income Taxes	382.8	(515.6)

FINANCIAL SERVICES:
Interest and fees	102.2	107.4
Operating lease, rental and other revenues	200.0	182.0

Revenues	302.2	289.4

Interest and other borrowing expenses	34.1	30.3
Depreciation and other expenses	179.7	150.9
Selling, general and administrative	25.2	24.5
Provision for losses on receivables	5.9	3.4

	244.9	209.1

Financial Services Income Before Income Taxes	57.3	80.3

Investment income	8.1	5.7

Total Income (Loss) Before Income Taxes	448.2	(429.6)

Income taxes	137.9	165.0

Net Income (Loss)	$310.3	$(594.6)

Net Income (Loss) Per Share
Basic	$.88	$(1.69)
Diluted	$.88	$(1.69)

Weighted Average Number of Common Shares Outstanding
Basic	351.6	351.3
Diluted	352.7	351.3

Dividends declared per share	$.24	$.24

Comprehensive Income (Loss)	$380.4	$(466.8)

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	March 31 2017	December 31 2016*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$1,688.3	$1,781.7
Trade and other receivables, net	1,145.6	862.2
Marketable debt securities	1,206.4	1,140.9
Inventories, net	772.2	727.8
Other current assets	223.9	225.6

Total Truck, Parts and Other Current Assets	5,036.4	4,738.2

Equipment on operating leases, net	1,072.9	1,013.9
Property, plant and equipment, net	2,270.4	2,260.0
Other noncurrent assets, net	393.6	432.0

Total Truck, Parts and Other Assets	8,773.3	8,444.1

FINANCIAL SERVICES:
Cash and cash equivalents	76.1	134.0
Finance and other receivables, net	8,971.0	8,837.4
Equipment on operating leases, net	2,646.4	2,623.9
Other assets	572.9	599.5

Total Financial Services Assets	12,266.4	12,194.8

	$21,039.7	$20,638.9

*	The December 31, 2016 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	March 31 2017	December 31 2016*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,388.6	$2,034.1
Dividend payable		210.4

Total Truck, Parts and Other Current Liabilities	2,388.6	2,244.5

Residual value guarantees and deferred revenues	1,136.5	1,072.6
Other liabilities	748.0	739.1

Total Truck, Parts and Other Liabilities	4,273.1	4,056.2

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	388.7	395.0
Commercial paper and bank loans	2,516.1	2,447.5
Term notes	5,849.4	6,027.7
Deferred taxes and other liabilities	933.1	934.9

Total Financial Services Liabilities	9,687.3	9,805.1

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 351.3 million and 350.7 million shares	351.3	350.7
Additional paid-in capital	95.1	70.1
Retained earnings	7,690.9	7,484.9
Accumulated other comprehensive loss	(1,058.0)	(1,128.1)

Total Stockholders’ Equity	7,079.3	6,777.6

	$21,039.7	$20,638.9

*	The December 31, 2016 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Three Months Ended March 31
	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$310.3	$(594.6)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	73.9	75.8
Equipment on operating leases and other	185.3	166.7
Provision for losses on financial services receivables	5.9	3.4
Other, net	(16.0)	(17.4)
European Commission charge		942.6
Change in operating assets and liabilities:
Trade and other receivables	(280.4)	(215.4)
Wholesale receivables on new trucks	(80.8)	73.7
Sales-type finance leases and dealer direct loans on new trucks	59.4	49.2
Inventories	(34.8)	(10.4)
Accounts payable and accrued expenses	187.6	210.5
Income taxes, warranty and other	200.1	111.7

Net Cash Provided by Operating Activities	610.5	795.8

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(585.0)	(603.7)
Collections on retail loans and direct financing leases	615.6	592.3
Net decrease in wholesale receivables on used equipment	1.2	6.5
Purchases of marketable debt securities	(246.6)	(304.1)
Proceeds from sales and maturities of marketable debt securities	186.3	318.1
Payments for property, plant and equipment	(92.7)	(77.3)
Acquisitions of equipment for operating leases	(336.6)	(340.1)
Proceeds from asset disposals	120.8	116.1

Net Cash Used in Investing Activities	(337.0)	(292.2)

FINANCING ACTIVITIES:
Payments of cash dividends	(294.7)	(576.9)
Purchases of treasury stock		(56.3)
Proceeds from stock compensation transactions	17.8	2.6
Net increase (decrease) in commercial paper and short-term bank loans	18.8	(117.9)
Proceeds from term debt	412.0	525.6
Payments on term debt	(599.6)	(500.0)

Net Cash Used in Financing Activities	(445.7)	(722.9)
Effect of exchange rate changes on cash	20.9	50.2

Net Decrease in Cash and Cash Equivalents	(151.3)	(169.1)
Cash and cash equivalents at beginning of period	1,915.7	2,016.4

Cash and cash equivalents at end of period	$1,764.4	$1,847.3

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the non-recurring European Commission charge) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10-K for the year ended December 31, 2016.

Earnings (Loss) per Share: Basic earnings (loss) per common share are computed by dividing earnings (loss) by the weighted average number of common shares outstanding, plus the effect of any participating securities. Diluted earnings (loss) per common share are computed assuming that all potentially dilutive securities are converted into common shares under the treasury stock method. For the three months ended March 31, 2016, potentially dilutive options of 548,800 were excluded from the calculation of diluted loss per share as their inclusion would have been antidilutive due to the net loss in the first quarter of 2016. The dilutive and antidilutive options are shown separately in the table below.

Three Months Ended March 31,	2017	2016
Additional shares	1,094,500
Antidilutive options	648,900	2,878,700

New Accounting Pronouncements: In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendment disaggregates the service cost component from non-service cost components of pension expense and prescribes where to present the various components of pension cost on the income statement. This ASU also allows only the service cost component to be eligible for capitalization, when applicable (e.g. as a cost of manufactured inventory or self-constructed assets). The ASU is effective for reporting periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. Upon adoption, the income statement presentation of service and non-service components of pension expense should be applied retrospectively, while the capitalization of service cost is to be applied prospectively. The Company is currently evaluating the impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendment in this ASU requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Currently the recognition of current and deferred income taxes for an intra-entity asset transfer is recognized when the asset has been sold to an outside party. This ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, and early adoption is permitted. This amendment should be applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted this ASU on January 1, 2017. The effect of the adoption reduced prepaid income taxes and retained earnings by $19.9. Because the corresponding deferred tax asset is not realizable, the Company recorded an offsetting valuation allowance.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The FASB has subsequently issued several related ASUs to clarify the implementation guidance in ASU 2014-09. This standard may be applied retrospectively to each prior period presented or modified retrospectively with a cumulative effect recognized as of the date of initial application. The Company expects to adopt this ASU in January 2018 on a modified retrospective basis, with the cumulative effect adjustment recognized into retained earnings as of January 1, 2018.

The Company’s evaluation of the new standard is substantially complete, and the Company does not expect adoption of the new standard to have a material impact on the income statement or retained earnings. The Company currently expects the most significant effect of the standard relates to trucks sold in Europe that are subject to a residual value guarantee (RVG) and are currently accounted for as an operating lease in the Truck, Parts and Other section of the Company’s Consolidated Balance Sheets (see Note E in the 2016 Form 10-K). Under the new standard, based on the Company’s current assessment, revenues would be recognized immediately for certain of these RVG contracts that allow customers the option to return their truck and for which there is no economic incentive to do so. Based on the existing portfolio of RVG contracts, under the new standard, revenues are expected to be recognized immediately for approximately half of the RVG portfolio instead of being deferred and amortized over the life of the RVG contract. The Company will continue to evaluate the new standard, including any new interpretive guidance, and any related impact to its financial statements.

In addition to ASU 2016-16 disclosed above, the Company adopted the following standards effective January 1, 2017, none of which had a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION

2017-04*	Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.

2016-09**	Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

2015-11**	Inventory (Topic 330): Simplifying the Measurement of Inventory.

*	The Company early adopted in 2017.
**	The Company adopted on the effective date of January 1, 2017.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Marketable debt securities at March 31, 2017 and December 31, 2016 consisted of the following:

At March 31, 2017	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$583.5	$1.2	$.9	$583.8
U.S. corporate securities	55.2	.2		55.4
U.S. government and agency securities	16.5			16.5
Non-U.S. corporate securities	348.0	1.6	.2	349.4
Non-U.S. government securities	96.3	.5		96.8
Other debt securities	104.5	.1	.1	104.5

	$1,204.0	$3.6	$1.2	$1,206.4

At December 31, 2016	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$597.9	$.2	$3.1	$595.0
U.S. corporate securities	47.6	.2		47.8
U.S. government and agency securities	16.0			16.0
Non-U.S. corporate securities	306.9	1.5	.4	308.0
Non-U.S. government securities	97.6	.6		98.2
Other debt securities	75.9	.2	.2	75.9

	$1,141.9	$2.7	$3.7	$1,140.9

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.5 and $.8 and gross realized losses were $.2 and $.1 for the three months ended March 31, 2017 and 2016, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	March 31, 2017		December 31, 2016
	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER
Fair value	$395.4		$615.5
Unrealized losses	1.2		3.7

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

Contractual maturities on marketable debt securities at March 31, 2017 were as follows:

Maturities:	AMORTIZED COST	FAIR VALUE
Within one year	$308.2	$308.4
One to five years	886.6	888.8
Six to ten years	.1	.1
More than ten years	9.1	9.1

	$1,204.0	$1,206.4

NOTE C - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last-in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	March 31 2017	December 31 2016
Finished products	$465.7	$452.3
Work in process and raw materials	476.9	444.7

	942.6	897.0
Less LIFO reserve	(170.4)	(169.2)

	$772.2	$727.8

Under the LIFO method of accounting (used for approximately 47% of March 31, 2017 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D - Finance and Other Receivables

Finance and other receivables include the following:

	March 31 2017	December 31 2016
Loans	$3,955.5	$3,948.6
Direct financing leases	2,876.4	2,798.0
Sales-type finance leases	815.0	867.3
Dealer wholesale financing	1,625.1	1,528.5
Operating lease receivables and other	162.8	150.9
Unearned interest: Finance leases	(349.9)	(344.7)

	$9,084.9	$8,948.6
Less allowance for losses:
Loans and leases	(99.7)	(97.1)
Dealer wholesale financing	(5.6)	(5.5)
Operating lease receivables and other	(8.6)	(8.6)

	$8,971.0	$8,837.4

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2017 or December 31, 2016. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately three months in 2017 and four months in 2016 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2017 and December 31, 2016.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The allowance for credit losses is summarized as follows:

	2017
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$5.5	$9.6	$87.5	$8.6	$111.2
Provision for losses		(.3)	5.9	.3	5.9
Charge-offs			(6.5)	(.3)	(6.8)
Recoveries			1.4		1.4
Currency translation and other	.1	.1	2.0		2.2

Balance at March 31	$5.6	$9.4	$90.3	$8.6	$113.9

	2016
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$7.3	$10.3	$88.9	$8.3	$114.8
Provision for losses	(.5)	(.5)	3.2	1.2	3.4
Charge-offs			(5.4)	(.5)	(5.9)
Recoveries	.1		.6		.7
Currency translation and other	.2	.1	1.2	.4	1.9

Balance at March 31	$7.1	$9.9	$88.5	$9.4	$114.9

* Operating leases and other trade receivables.
Information regarding finance receivables evaluated and determined individually and collectively is as follows:

		DEALER		CUSTOMER
At March 31, 2017		WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually		$.1	$4.1	$55.2	$59.4
Allowance for impaired finance receivables determined individually		.1		5.6	5.7
Recorded investment for finance receivables evaluated collectively		1,625.0	1,339.6	5,898.1	8,862.7
Allowance for finance receivables determined collectively		5.5	9.4	84.7	99.6

		DEALER		CUSTOMER
At December 31, 2016		WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually		$.1		$57.3	$57.4
Allowance for impaired finance receivables determined individually		.1		4.9	5.0
Recorded investment for finance receivables evaluated collectively		1,528.4	$1,406.0	5,805.9	8,740.3
Allowance for finance receivables determined collectively		5.4	9.6	82.6	97.6

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The recorded investment for finance receivables that are on non-accrual status is as follows:

	March 31 2017	December 31 2016
Dealer:
Wholesale	$.1	$.1
Retail	4.1
Customer retail:
Fleet	46.6	49.5
Owner/operator	7.8	6.9

	$58.6	$56.5

Impaired Loans

Impaired loans are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of March 31, 2017 and December 31, 2016 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
At March 31, 2017	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$22.0	$2.3	$24.4
Associated allowance	(.1)		(3.3)	(.5)	(3.9)

			$18.7	$1.8	$20.5

Impaired loans with no specific reserve		$4.1	10.1	.2	14.4

Net carrying amount of impaired loans		$4.1	$28.8	$2.0	$34.9

Average recorded investment*	$1.8	$3.6	$29.6	$2.4	$37.4

* Represents the average during the 12 months ended March 31, 2017.

	DEALER		CUSTOMER RETAIL
At December 31, 2016	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$18.9	$1.8	$20.8
Associated allowance	(.1)		(2.8)	(.3)	(3.2)

			$16.1	$1.5	$17.6

Impaired loans with no specific reserve			10.8	.2	11.0

Net carrying amount of impaired loans			$26.9	$1.7	$28.6

Average recorded investment*	$4.4		$27.2	$2.4	$34.0

* Represents the average during the 12 months ended March 31, 2016.

During the period the loans above were considered impaired, interest income recognized on a cash basis is as follows:

Three Months Ended March 31,				2017	2016
Interest income recognized:
Dealer wholesale
Customer retail - fleet				$.3	$.3
Customer retail - owner/operator					.1

				$.3	$.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

	DEALER		CUSTOMER RETAIL
At March 31, 2017	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$1,618.7	$1,339.6	$4,883.8	$983.0	$8,825.1
Watch	6.3		23.8	7.5	37.6
At-risk	.1	4.1	47.4	7.8	59.4

	$1,625.1	$1,343.7	$4,955.0	$998.3	$8,922.1

	DEALER		CUSTOMER RETAIL
At December 31, 2016	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$1,519.3	$1,406.0	$4,863.4	$922.1	$8,710.8
Watch	9.1		14.9	5.5	29.5
At-risk	.1		50.4	6.9	57.4

	$1,528.5	$1,406.0	$4,928.7	$934.5	$8,797.7

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
At March 31, 2017	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$1,624.4	$1,339.6	$4,923.2	$987.5	$8,874.7
31 – 60 days past due	.6		12.5	6.3	19.4
Greater than 60 days past due	.1	4.1	19.3	4.5	28.0

	$1,625.1	$1,343.7	$4,955.0	$998.3	$8,922.1

	DEALER		CUSTOMER RETAIL
At December 31, 2016	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$1,528.4	$1,406.0	$4,898.4	$926.4	$8,759.2
31 – 60 days past due			12.6	3.9	16.5
Greater than 60 days past due	.1		17.7	4.2	22.0

	$1,528.5	$1,406.0	$4,928.7	$934.5	$8,797.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Troubled Debt Restructurings

The balance of TDRs was $44.5 and $43.1 at March 31, 2017 and December 31, 2016, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

Three Months Ended March 31,	2017		2016
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$8.8	$8.8	$7.6	$7.5
Owner/operator	.2	.1	1.9	1.9

	$9.0	$8.9	$9.5	$9.4

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2017 and 2016.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the period by portfolio class are as follows:

Three Months Ended March 31,			2017	2016
Fleet			$.2
Owner/operator			.2	$.2

			$.4	$.2

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at March 31, 2017 and 2016.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at March 31, 2017 and December 31, 2016 was $24.6 and $25.4, respectively. Proceeds from the sales of repossessed assets were $15.5 and $12.4 for the three months ended March 31, 2017 and 2016, respectively. These amounts are included in proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expenses on the Consolidated Statements of Comprehensive Income (Loss).

NOTE E - Product Support Liabilities

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2017	2016
Balance at January 1	$282.1	$346.2
Cost accruals	51.3	52.3
Payments	(59.1)	(61.5)
Change in estimates for pre-existing warranties	3.7	4.6
Currency translation	2.1	2.1

Balance at March 31	$280.1	$343.7

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2017	2016
Balance at January 1	$573.5	$524.8
Deferred revenues	82.8	94.3
Revenues recognized	(71.8)	(65.9)
Currency translation	4.7	5.8

Balance at March 31	$589.2	$559.0

NOTE F - Stockholders’ Equity

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

Three Months Ended March 31,	2017	2016
Net income (loss)	$310.3	$(594.6)
Other comprehensive (loss) income (OCI):
Unrealized losses on derivative contracts	(13.6)	(6.6)
Tax effect	4.0	2.1

	(9.6)	(4.5)

Unrealized gains on marketable debt securities	3.4	3.2
Tax effect	(1.3)	(1.0)

	2.1	2.2

Pension plans	3.9	7.0
Tax effect	(1.3)	(2.4)

	2.6	4.6

Foreign currency translation gains	75.0	125.5

Net other comprehensive income	70.1	127.8

Comprehensive income (loss)	$380.4	$(466.8)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2017	$(4.3)	$(.3)	$(414.1)	$(709.4)	$(1,128.1)
Recorded into AOCI	(45.9)	2.3	(2.1)	75.0	29.3
Reclassified out of AOCI	36.3	(.2)	4.7		40.8

Net other comprehensive (loss) income	(9.6)	2.1	2.6	75.0	70.1

Balance at March 31, 2017	$(13.9)	$1.8	$(411.5)	$(634.4)	$(1,058.0)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2016	$(6.4)	$2.1	$(390.4)	$(622.3)	$(1,017.0)
Recorded into AOCI	(41.7)	2.7	.1	125.5	86.6
Reclassified out of AOCI	37.2	(.5)	4.5		41.2

Net other comprehensive (loss) income	(4.5)	2.2	4.6	125.5	127.8

Balance at March 31, 2016	$(10.9)	$4.3	$(385.8)	$(496.8)	$(889.2)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the three months ended March 31, 2017 and 2016 are as follows:

AOCI COMPONENTS	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	Three Months Ended March 31
		2017	2016
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$4.2	$(4.8)
	Cost of sales and revenues	.1
	Interest and other (income) expense, net		1.7

Financial Services
Interest-rate contracts	Interest and other borrowing expenses	45.8	57.9

	Pre-tax expense increase	50.1	54.8
	Tax benefit	(13.8)	(17.6)

	After-tax expense increase	36.3	37.2

Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.3)	(.7)
	Tax expense	.1	.2

	After-tax income increase	(.2)	(.5)

Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues	3.4	3.4
	Selling, general and administrative	3.1	2.9

		6.5	6.3
Prior service costs	Cost of sales and revenues	.2	.2
	Selling, general and administrative	.1	.1

		.3	.3

Financial Services
Actuarial loss	Selling, general and administrative	.2	.2

	Pre-tax expense increase	7.0	6.8
	Tax benefit	(2.3)	(2.3)

	After-tax expense increase	4.7	4.5

Total reclassifications out of AOCI		$40.8	$41.2

Stock Compensation Plans

Stock-based compensation expense was $7.1 and $7.2 for the three months ended March 31, 2017 and 2016, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized amounted to nil and $.1 for the three months ended March 31, 2017 and 2016, respectively.

During the first quarter of 2017, the Company issued 535,123 common shares under deferred and stock compensation arrangements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE G - Income Taxes

The effective tax rate for the first quarter of 2017 was 30.8% compared to a negative 38.4% for the first quarter of 2016. Substantially all of the difference in tax rates was due to the non-deductible European Commission (EC) charge of $942.6 in 2016.

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

Three Months Ended March 31,	2017	2016
Net sales and revenues:
Truck	$3,297.3	$3,472.4
Less intersegment	(167.2)	(201.9)

External customers	3,130.1	3,270.5

Parts	799.1	729.3
Less intersegment	(12.4)	(9.8)

External customers	786.7	719.5

Other	18.9	20.6

	3,935.7	4,010.6
Financial Services	302.2	289.4

	$4,237.9	$4,300.0

Income (loss) before income taxes:
Truck	$241.7	$304.1
Parts	151.7	134.6
Other*	(10.6)	(954.3)

	382.8	(515.6)
Financial Services	57.3	80.3
Investment income	8.1	5.7

	$448.2	$(429.6)

Depreciation and amortization:
Truck	$107.1	$109.6
Parts	1.9	1.6
Other	3.8	3.9

	112.8	115.1
Financial Services	146.4	127.4

	$259.2	$242.5

*	Other includes the $942.6 EC charge for the first three months of 2016.

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio is $68.7 at March 31, 2017.

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

At March 31, 2017, the notional amount of the Company’s interest-rate contracts was $3,007.6. Notional maturities for all interest-rate contracts are $551.6 for the remainder of 2017, $1,063.4 for 2018, $907.8 for 2019, $288.8 for 2020, $196.0 for 2021 and nil thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At March 31, 2017, the notional amount of the outstanding foreign-exchange contracts was $624.2. Foreign-exchange contracts mature within one year.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	March 31, 2017		December 31, 2016
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$68.7		$109.7
Deferred taxes and other liabilities		$49.8		$46.3
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	.7		3.9
Accounts payable, accrued expenses and other		12.8		1.9

	$69.4	$62.6	$113.6	$48.2

Economic hedges:
Interest-rate contracts:
Financial Services:
Deferred taxes and other liabilities		$.1		$.1
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.7		$.8
Accounts payable, accrued expenses and other		1.1		.3
Financial Services:
Other assets	1.2		4.0
Deferred taxes and other liabilities		7.5		.7

	$1.9	$8.7	$4.8	$1.1

Gross amounts recognized in Balance Sheet	$71.3	$71.3	$118.4	$49.3
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(.8)	(.8)	(1.0)	(1.0)
Financial Services:
Interest-rate contracts	(14.1)	(14.1)	(15.4)	(15.4)
Foreign-exchange contracts	(.8)	(.8)	(.1)	(.1)

Pro forma net amount	$55.6	$55.6	$101.9	$32.8

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

Three Months Ended March 31,	2017	2016
Interest-rate swaps	$1.3	$(2.0)
Term notes	(1.3)	1.6

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI to the extent such hedges are considered effective. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 4.4 years. For the quarters ended March 31, 2017 and 2016, the Company recognized no gains and losses or losses on the ineffective portion.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income (loss) (OCI):

Three Months Ended March 31,	2017		2016
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Gain (loss) recognized in OCI:
Truck, Parts and Other		$(18.7)		$.3
Financial Services	$(45.0)		$(61.7)

	$(45.0)	$(18.7)	$(61.7)	$.3

Expense (income) reclassified out of AOCI into income was as follows:

Three Months Ended March 31,	2017		2016
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Net sales and revenues		$4.2		$(4.8)
Cost of sales and revenues		.1
Interest and other (income) expense, net				1.7
Financial Services:
Interest and other borrowing expenses	$45.8		$57.9

	$45.8	$4.3	$57.9	$(3.1)

The amount of loss recorded in AOCI at March 31, 2017 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $8.8, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of losses reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil and $.6 for the quarters ended March 31, 2017 and 2016, respectively.

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

For the quarters ended March 31, 2017 and 2016, expense (income) recognized in earnings related to interest-rate contracts was nil for both periods. The expense (income) recognized in earnings related to foreign-exchange contracts was as follows:

Three Months Ended March 31,	2017	2016
Truck, Parts and Other:
Cost of sales and revenues	$3.3	$1.0
Interest and other (income) expense, net	31.5	(.1)
Financial Services:
Interest and other borrowing expenses	39.2	2.4
Selling, general and administrative	(3.9)	(2.1)

	$70.1	$1.2

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2017. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At March 31, 2017	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$583.8	$583.8
U.S. corporate securities		55.4	55.4
U.S. government and agency securities	$16.0	.5	16.5
Non-U.S. corporate securities		349.4	349.4
Non-U.S. government securities		96.8	96.8
Other debt securities		104.5	104.5

Total marketable debt securities	$16.0	$1,190.4	$1,206.4

Derivatives
Cross currency swaps		$62.6	$62.6
Interest-rate swaps		6.1	6.1
Foreign-exchange contracts		2.6	2.6

Total derivative assets		$71.3	$71.3

Liabilities:
Derivatives
Cross currency swaps		$40.0	$40.0
Interest-rate swaps		9.9	9.9
Foreign-exchange contracts		21.4	21.4

Total derivative liabilities		$71.3	$71.3

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2016	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$595.0	$595.0
U.S. corporate securities		47.8	47.8
U.S. government and agency securities	$15.4	.6	16.0
Non-U.S. corporate securities		308.0	308.0
Non-U.S. government securities		98.2	98.2
Other debt securities		75.9	75.9

Total marketable debt securities	$15.4	$1,125.5	$1,140.9

Derivatives
Cross currency swaps		$102.7	$102.7
Interest-rate swaps		7.0	7.0
Foreign-exchange contracts		8.7	8.7

Total derivative assets		$118.4	$118.4

Liabilities:
Derivatives
Cross currency swaps		$37.1	$37.1
Interest-rate swaps		9.3	9.3
Foreign-exchange contracts		2.9	2.9

Total derivative liabilities		$49.3	$49.3

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2017		December 31, 2016
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Assets:
Financial Services fixed rate loans	$3,576.9	$3,579.7	$3,607.4	$3,638.4

Liabilities:
Financial Services fixed rate debt	4,761.8	4,767.4	4,915.2	4,929.3

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE K - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

Three Months Ended March 31,	2017	2016
Service cost	$23.8	$21.9
Interest on projected benefit obligation	20.4	23.6
Expected return on assets	(39.8)	(35.6)
Amortization of prior service costs	.3	.3
Recognized actuarial loss	6.7	6.5

Net pension expense	$11.4	$16.7

On January 1, 2017, the Company changed the method used to estimate service cost and interest cost components of pension expense from a single weighted-average method, which is a single discount rate determined at the pension plans measurement date, to an individual spot rate approach, which applies specific spot rates along the yield curve to the relevant projected cash flows. This approach is a more precise measurement of net periodic benefit costs and does not impact the benefit obligation. The Company considers this a change in estimate inseparable from a change in accounting principle and is being accounted for prospectively. This change will lower net pension expense by approximately $15.0 in 2017.

During the three months ended March 31, 2017 and 2016, the Company contributed $4.9 and $5.1 to its pension plans, respectively.

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

The Company is a defendant in various legal proceedings and, in addition, there are various other contingent liabilities arising in the normal course of business. After consultation with legal counsel, management does not anticipate that disposition of these various proceedings and contingent liabilities will have a material effect on the consolidated financial statements.

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

First Quarter Financial Highlights

•	Worldwide net sales and revenues were $4.24 billion in 2017 compared to $4.30 billion in 2016.

•	Truck sales were $3.13 billion in 2017 compared to $3.27 billion in 2016, primarily due to lower industry truck sales in the U.S. and Canada.

•	Parts sales were $786.7 million in 2017 compared to $719.5 million in 2016, reflecting higher demand in the U.S. and Canada.

•	Financial Services revenues were $302.2 million in 2017 compared to $289.4 million in 2016. The increase was primarily revenues from higher average operating lease assets.

•	Net income was $310.3 million ($.88 per diluted share) in 2017 compared to a net loss of $594.6 million ($1.69 per diluted share) in 2016. Excluding a $942.6 million non-recurring, non-taxable charge for the European Commission investigation of all major European truck manufacturers, the Company earned adjusted net income (non-GAAP) of $348.0 million ($.99 per diluted share) in the first quarter of 2016. See Reconciliation of GAAP to non-GAAP Financial Measures on page 41. The operating results reflect lower truck sales in the U.S. and Canada, partially offset by record worldwide Parts segment profit.

•	Capital investments were $72.7 million in 2017 compared to $62.1 million in 2016, reflecting additional investments for the construction of a new DAF cab paint facility in Europe and new products.

•	Research and development (R&D) expenses were $61.0 million in 2017 compared to $59.6 million in 2016.

Kenworth and Peterbilt recently introduced set-forward front axle (SFFA) vocational models. The Kenworth T880S and the Peterbilt Model 567 SFFA trucks are designed to optimize weight distribution and maximize payload in construction, concrete mixer and other applications supporting infrastructure investments. DAF also introduced their new 2017 XF and CF trucks, which incorporate advanced aerodynamics, enhanced powertrain performance and lightweight materials to improve fuel efficiency.

PACCAR Financial Services (PFS) has operations covering four continents and 24 countries. PFS, with its global breadth and its rigorous credit application process, supports a portfolio of loans and leases with total assets of $12.27 billion. PFS issued $400 million in medium-term notes to repay maturing debt.

Truck Outlook

Truck industry retail sales in the U.S. and Canada in 2017 are expected to be 190,000 to 220,000 units compared to 215,700 in 2016. In Europe, the 2017 truck industry registrations for over 16-tonne vehicles are expected to be 270,000 to 300,000 units compared to 302,500 in 2016. In South America, heavy-duty truck industry sales in 2017 are estimated to be in a range of 55,000 to 65,000 units compared to 56,300 in 2016.

Parts Outlook

In 2017, PACCAR Parts sales in North America are expected to grow 4-6% compared to 2016 sales. In 2017, Europe aftermarket sales are expected to increase 1-2%.

PACCAR Inc – Form 10-Q

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

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

($ in millions, except per share amounts)
Three Months Ended March 31,	2017	2016
Net sales and revenues:
Truck	$3,130.1	$3,270.5
Parts	786.7	719.5
Other	18.9	20.6

Truck, Parts and Other	3,935.7	4,010.6
Financial Services	302.2	289.4

	$4,237.9	$4,300.0

Income (loss) before income taxes:
Truck	$241.7	$304.1
Parts	151.7	134.6
Other*	(10.6)	(954.3)

Truck, Parts and Other	382.8	(515.6)
Financial Services	57.3	80.3
Investment income	8.1	5.7
Income taxes	(137.9)	(165.0)

Net income (loss)	$310.3	$(594.6)

Diluted earnings (loss) per share	$.88	$(1.69)

After-tax return on revenues	7.3%	(13.8)%
After-tax adjusted return on revenues (non-GAAP)**		8.1%

*	Other includes the EC charge of $942.6 in the first quarter of 2016.
**	See Reconciliation of GAAP to Non-GAAP Financial Measures for 2016 on page 41.

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

PACCAR Inc – Form 10-Q

2017 Compared to 2016:

Truck

The Company’s Truck segment accounted for 74% of revenues in the first quarter of 2017 compared to 76% in the first quarter of 2016.

The Company’s new truck deliveries are summarized below:

Three Months Ended March 31,	2017	2016	% CHANGE
U.S. and Canada	17,000	18,500	(8)
Europe	14,300	13,500	6
Mexico, South America, Australia and other	3,700	3,300	12

Total units	35,000	35,300	(1)

In the first quarter of 2017, industry retail sales in the heavy-duty market in the U.S. and Canada decreased to 41,800 units from 57,200 units in the same period of 2016. The Company’s heavy-duty truck retail market share increased to 28.2% in the first quarter of 2017 from 25.3% in the first quarter of 2016. The medium-duty market was 23,200 units in the first quarter of 2017 compared to 23,300 units in the first quarter of 2016. The Company’s medium-duty market share was 17.1% in the first quarter of 2017 compared to 15.8% in the first quarter of 2016.

The over 16-tonne truck market in Europe for the first quarter of 2017 was 78,000 units compared to 74,900 units for the first quarter of 2016, and DAF’s market share was 15.7% in the first quarter of 2017, compared to 16.7% in the first quarter of 2016. The 6 to 16-tonne market in the first quarter of 2017 was 12,400 units compared to 11,700 units in the first quarter of 2016. DAF’s market share in the 6 to 16-tonne market for the first quarter of 2017 was 11.7%, an increase from 9.8% for the same period in 2016.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Three Months Ended March 31,	2017	2016	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$1,804.6	$1,947.5	(7)
Europe	972.4	1,009.4	(4)
Mexico, South America, Australia and other	353.1	313.6	13

	$3,130.1	$3,270.5	(4)

Truck income before income taxes	$241.7	$304.1	(21)

Pre-tax return on revenues	7.7%	9.3%

The Company’s worldwide truck net sales and revenues in the first quarter of 2017 decreased to $3.13 billion from $3.27 billion in the first quarter of 2016, primarily due to lower truck deliveries in the U.S. and Canada. For the first quarter of 2017, Truck segment income before income taxes and pre-tax return on revenues reflect lower truck unit deliveries and lower gross margins.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2017 and 2016 for the Truck segment are as follows:

($ in millions)	NET SALES AND REVENUES	COST OF SALES AND REVENUES	GROSS MARGIN
Three Months Ended March 31, 2016	$3,270.5	$2,876.1	$394.4
(Decrease) increase
Truck delivery volume	(55.3)	(41.8)	(13.5)
Average truck sales prices	11.1		11.1
Average per truck material, labor and other direct costs		23.2	(23.2)
Factory overhead and other indirect costs		9.3	(9.3)
Operating leases	(47.0)	(45.8)	(1.2)
Currency translation	(49.2)	(25.5)	(23.7)

Total decrease	(140.4)	(80.6)	(59.8)

Three Months Ended March 31, 2017	$3,130.1	$2,795.5	$334.6

•	Truck delivery volume reflects lower truck unit deliveries in the U.S. and Canada, which resulted in lower sales ($156.1 million) and cost of sales ($132.0 million). This decrease was partially offset by higher truck deliveries in Europe, which resulted in higher sales ($78.6 million) and cost of sales ($71.0 million), and higher truck deliveries in Mexico, which resulted in higher sales ($17.1 million) and cost of sales ($14.1 million).

•	Average truck sales prices increased sales by $11.1 million, primarily due to higher price realization in Europe ($15.8 million).

•	Average cost per truck increased cost of sales by $23.2 million, reflecting higher material costs from higher content trucks.

•	Factory overhead and other indirect costs increased $9.3 million, primarily due to higher salaries and related expense and higher depreciation and maintenance expense.

•	Operating lease revenues decreased by $47.0 million and cost of sales decreased by $45.8 million, reflecting higher revenues deferred and lower revenues recognized.

•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the British pound and euro relative to the U.S. dollar.

•	Truck gross margin in the first quarter of 2017 of 10.7% decreased from 12.1% in the same period in 2016 due to the factors noted above.

Truck SG&A for the first quarter of 2017 increased to $51.1 million from $49.1 million in the first quarter of 2016. The increase was primarily due to higher salaries and related expenses ($3.1 million), partially offset by lower sales and marketing costs ($1.6 million). As a percentage of sales, Truck SG&A increased to 1.6% in the first quarter of 2017 compared to 1.5% in the same period of 2016, reflecting the lower sales volume.

PACCAR Inc – Form 10-Q

Parts

The Company’s Parts segment accounted for 19% of revenues in the first quarter of 2017 compared to 17% in the first quarter of 2016.

($ in millions)
Three Months Ended March 31,	2017	2016	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$517.5	$455.2	14
Europe	190.7	193.2	(1)
Mexico, South America, Australia and other	78.5	71.1	10

	$786.7	$719.5	9

Parts income before income taxes	$151.7	$134.6	13

Pre-tax return on revenues	19.3%	18.7%

The Company’s worldwide parts net sales and revenues for the first quarter increased to $786.7 million in 2017 from $719.5 million in 2016, primarily due to higher aftermarket demand in the U.S. and Canada.

The increase in Parts segment income before income taxes and pre-tax return on revenues in the first quarter of 2017 was primarily due to the higher sales volume.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2017 and 2016 for the Parts segment are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
Three Months Ended March 31, 2016	$719.5	$519.1	$200.4
Increase (decrease)
Aftermarket parts volume	78.6	50.2	28.4
Average aftermarket parts sales prices	(.2)		(.2)
Average aftermarket parts direct costs		2.3	(2.3)
Warehouse and other indirect costs		3.5	(3.5)
Currency translation	(11.2)	(4.6)	(6.6)

Total increase	67.2	51.4	15.8

Three Months Ended March 31, 2017	$786.7	$570.5	$216.2

•	Aftermarket parts sales volume increased by $78.6 million and related cost of sales increased by $50.2 million, primarily due to higher market demand in the U.S. and Canada.

•	Average aftermarket parts direct costs increased $2.3 million due to higher material costs.

•	Warehouse and other indirect costs increased $3.5 million, primarily due to higher salaries and related expenses to support the higher sales volume.

•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the British pound and euro relative to the U.S. dollar.

•	Parts gross margins in the first quarter of 2017 decreased to 27.5% from 27.9% in the first quarter of 2016 due to the factors noted above.

Parts SG&A expense for the first quarter of 2017 decreased to $47.2 million from $47.8 million in the first quarter of 2016. As a percentage of sales, Parts SG&A decreased to 6.0% in the first quarter of 2017 from 6.6% in the first quarter of 2016, primarily due to higher net sales.

PACCAR Inc – Form 10-Q

Financial Services

The Company’s Financial Services segment accounted for 7% of revenues in the first quarter of 2017 and 2016.

($ in millions)
Three Months Ended March 31,	2017	2016	% CHANGE
New loan and lease volume:
U.S. and Canada	$403.7	$491.9	(18)
Europe	240.4	269.2	(11)
Mexico, Australia and other	157.1	129.1	22

	$801.2	$890.2	(10)
New loan and lease volume by product:
Loans and finance leases	$599.6	$632.7	(5)
Equipment on operating lease	201.6	257.5	(22)

	$801.2	$890.2	(10)
New loan and lease unit volume:
Loans and finance leases	6,690	6,770	(1)
Equipment on operating lease	2,140	2,570	(17)

	8,830	9,340	(5)
Average earning assets:
U.S. and Canada	$7,256.8	$7,413.3	(2)
Europe	2,704.5	2,686.1	1
Mexico, Australia and other	1,474.1	1,462.5	1

	$11,435.4	$11,561.9	(1)
Average earning assets by product:
Loans and finance leases	$7,261.4	$7,262.3
Dealer wholesale financing	1,419.8	1,771.8	(20)
Equipment on lease and other	2,754.2	2,527.8	9

	$11,435.4	$11,561.9	(1)
Revenues:
U.S. and Canada	$180.9	$167.2	8
Europe	70.1	69.7	1
Mexico, Australia and other	51.2	52.5	(2)

	$302.2	$289.4	4
Revenue by product:
Loans and finance leases	$90.1	$92.7	(3)
Dealer wholesale financing	12.1	14.7	(18)
Equipment on lease and other	200.0	182.0	10

	$302.2	$289.4	4

Income before income taxes	$57.3	$80.3	(29)

New loan and lease volume was $801.2 million in the first quarter of 2017 compared to $890.2 million in the first quarter of 2016, reflecting lower truck deliveries in the U.S. and Canada. In the first quarter of 2017, PFS finance market share on new PACCAR truck sales was 24.1%, comparable to 24.0% in the first quarter of 2016.

In the first quarter of 2017, PFS revenues increased to $302.2 million from $289.4 million in the first quarter of 2016. The increase was primarily due to revenues on higher average operating lease earning assets, partially offset by the effects of currency translation, which lowered PFS revenues by $6.8 million for the first quarter of 2017.

PFS income before income taxes decreased to $57.3 million for the first quarter of 2017 from $80.3 million in the first quarter of 2016, primarily due to lower results on returned lease assets, higher borrowing rates and a higher provision for losses on receivables.

PACCAR Inc – Form 10-Q

Included in Financial Services “Other Assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $239.8 million at March 31, 2017 and $267.2 million at December 31, 2016. These trucks are primarily related to units returned from matured operating leases in the ordinary course of business, and may also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales. In the first quarter, the Company recognized losses on used trucks, excluding repossessions, of $12.9 million in 2017 and $2.4 million in 2016, including losses on multiple unit transactions of $8.5 million in 2017 and $1.2 million in 2016. Used truck losses related to repossessions, which are recognized as credit losses, were not significant for the first quarters of 2017 and 2016.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the three months ended March 31, 2017 and 2016 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended March 31, 2016	$107.4	$30.3	$77.1
(Decrease) increase
Average finance receivables	(4.0)		(4.0)
Average debt balances		(.3)	.3
Yields	1.7		1.7
Borrowing rates		5.0	(5.0)
Currency translation	(2.9)	(.9)	(2.0)

Total (decrease) increase	(5.2)	3.8	(9.0)

Three Months Ended March 31, 2017	$102.2	$34.1	$68.1

•	Average finance receivables decreased $329.7 million (excluding foreign exchange effects) in the first quarter of 2017 as a result of lower dealer wholesale financing.

•	Average debt balances decreased $64.7 million (excluding foreign exchange effects) in the first quarter of 2017. The lower average debt balances reflect funding for a lower average earning asset portfolio, which includes loans, finance leases, wholesale and equipment on operating lease.

•	Higher portfolio yields (4.9% in 2017 compared to 4.8% in 2016) increased interest and fees by $1.7 million.

•	Higher borrowing rates (1.7% in 2017 compared to 1.4% in 2016) were primarily due to higher debt market rates in North America, partially offset by lower debt market rates in Europe.

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Three Months Ended March 31,	2017	2016
Operating lease and rental revenues	$182.7	$174.2
Used truck sales and other	17.3	7.8

Operating lease, rental and other revenues	$200.0	$182.0

Depreciation of operating lease equipment	$140.6	$121.5
Vehicle operating expenses	24.0	22.9
Cost of used truck sales and other	15.1	6.5

Depreciation and other expenses	$179.7	$150.9

PACCAR Inc – Form 10-Q

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended March 31, 2017 and 2016 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended March 31, 2016	$182.0	$150.9	$31.1
Increase (decrease)
Used truck sales	9.5	8.5	1.0
Results on returned lease assets		11.5	(11.5)
Average operating lease assets	13.6	11.3	2.3
Revenue and cost per asset	(1.2)	.8	(2.0)
Currency translation and other	(3.9)	(3.3)	(.6)

Total increase (decrease)	18.0	28.8	(10.8)

Three Months Ended March 31, 2017	$200.0	$179.7	$20.3

•	A higher volume of used truck sales increased operating lease, rental and other revenues by $9.5 million. Depreciation and other expenses increased by $8.5 million due to higher volume and impairments of used trucks, reflecting lower used truck prices.

•	Results on returned lease assets increased depreciation and other expenses by $11.5 million, primarily due to higher losses on sales of returned lease units.

•	Average operating lease assets increased $249.3 million (excluding foreign exchange effects), which increased revenues by $13.6 million and related depreciation and other expenses by $11.3 million.

•	Revenue per asset decreased $1.2 million primarily due to lower rental income. Cost per asset increased $.8 million due to higher depreciation expense, partially offset by lower vehicle operating expenses.

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar.

The following table summarizes the provision for losses on receivables and net charge-offs:

($ in millions)
Three Months Ended March 31,	2017		2016
	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$3.7	$4.6	$2.1	$4.4
Europe	.6	.2	.1	(.1)
Mexico, Australia and other	1.6	.6	1.2	.9

	$5.9	$5.4	$3.4	$5.2

The provision for losses on receivables was $5.9 million for the first quarter of 2017 compared to $3.4 million for the first quarter of 2016, reflecting continued good portfolio performance.

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

PACCAR Inc – Form 10-Q

The post-modification balance of accounts modified during the three months ended March 31, 2017 and 2016 are summarized below:

($ in millions) Three Months Ended March 31,	2017		2016
	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$57.4	3.1%	$52.2	2.8%
Insignificant delay	25.8	1.5%	29.3	1.6%
Credit – no concession	27.6	1.5%	5.0	.3%
Credit – TDR	8.9	.5%	9.4	.5%

	$119.7	6.6%	$95.9	5.2%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first quarter of 2017, total modification activity increased compared to the first quarter of 2016, primarily due to higher modifications for credit – no concession, reflecting contract modifications for three fleet customers in Mexico and one in Australia.

The following table summarizes the Company’s 30+ days past due accounts:

	March 31 2017	December 31 2016	March 31 2016
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.2%	.3%	.2%
Europe	.6%	.5%	.7%
Mexico, Australia and other	2.6%	1.8%	2.0%

Worldwide	.6%	.5%	.5%

Accounts 30+ days past due were .6% at March 31, 2017 and .5% at December 31, 2016, as higher past due accounts in Europe, Mexico and Australia were partially offset by lower past dues in the U.S. and Canada. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $2.6 million of accounts worldwide during the first quarter of 2017, $2.6 million during the fourth quarter of 2016 and $.4 million during the first quarter of 2016 which were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31 2017	December 31 2016	March 31 2016
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.2%	.3%	.2%
Europe	.6%	.5%	.7%
Mexico, Australia and other	2.8%	2.0%	2.0%

Worldwide	.7%	.6%	.5%

PACCAR Inc – Form 10-Q

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2017, December 31, 2016 and March 31, 2016. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2017, December 31, 2016 and March 31, 2016.

The Company’s annualized pre-tax return on average earning assets for Financial Services was 2.0% for the first quarter of 2017 compared to 2.8% for the same period in 2016.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including the EC charge and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the first quarter of 2017 and 2016. Other SG&A of $13.0 million for the first quarter of 2017 was comparable to $13.5 million for the first quarter of 2016. For the first quarter, other income (loss) before tax was a loss of $10.6 million in 2017 compared to a loss of $954.3 million in 2016. The lower loss in 2017 was primarily due to the EC charge in the first quarter of 2016.

Investment income increased to $8.1 million in the first quarter of 2017 from $5.7 million in the first quarter of 2016. The higher investment income in the first quarter of 2017 was primarily due to higher yields on investments due to higher market interest rates in the U.S., partially offset by lower average portfolio balances.

Income Taxes

The effective tax rate for the first quarter of 2017 was 30.8% compared to a negative 38.4% for the first quarter of 2016. Substantially all of the difference in tax rates was due to the non-deductible EC charge of $942.6 million in 2016.

($ in millions)
Three Months Ended March 31,	2017	2016
Domestic income before taxes	$259.1	$313.2
Foreign income (loss) before taxes	189.1	(742.8)

Total income (loss) before taxes	$448.2	$(429.6)

Domestic pre-tax return on revenues	11.4%	12.9%
Foreign pre-tax return on revenues	9.6%	(39.6)%

Total pre-tax return on revenues	10.6%	(10.0)%

For the first quarter of 2017, the decrease in income before income taxes and return on revenues for domestic operations was primarily due to lower revenues from truck operations. In the first quarter of 2016, the EC charge of $942.6 million resulted in a loss before income taxes and a negative return on revenues for foreign operations. Excluding the 2016 EC charge, foreign operations income before income taxes and return on revenues decreased in 2017 primarily due to lower margins from Europe and Mexico truck operations.

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)	March 31 2017	December 31 2016
Cash and cash equivalents	$1,764.4	$1,915.7
Marketable debt securities	1,206.4	1,140.9

	$2,970.8	$3,056.6

The Company’s total cash and marketable debt securities at March 31, 2017 decreased $85.8 million from the balances at December 31, 2016, primarily due to a decrease in cash and cash equivalents, partially offset by an increase in marketable debt securities.

PACCAR Inc – Form 10-Q

The change in cash and cash equivalents is summarized below:

($ in millions) Three Months Ended March 31,	2017	2016
Operating activities:
Net income (loss)	$310.3	$(594.6)
Net income items not affecting cash	249.1	228.5
European Commission charge		942.6
Changes in operating assets and liabilities, net	51.1	219.3

Net cash provided by operating activities	610.5	795.8

Net cash used in investing activities	(337.0)	(292.2)
Net cash used in financing activities	(445.7)	(722.9)
Effect of exchange rate changes on cash	20.9	50.2

Net decrease in cash and cash equivalents	(151.3)	(169.1)
Cash and cash equivalents at beginning of period	1,915.7	2,016.4

Cash and cash equivalents at end of period	$1,764.4	$1,847.3

Operating activities: Cash provided by operations decreased by $185.3 million to $610.5 million in the first quarter of 2017 from $795.8 million in 2016. The net loss in 2016 reflects the EC non-cash charge of $942.6 million. Lower operating cash flows reflect $154.5 million from Financial Services segment wholesale receivables, as originations exceeded cash receipts in the first quarter of 2017 ($80.8 million) compared to cash receipts exceeding originations in 2016 ($73.7 million). In addition, lower cash from operations reflects a higher cash usage of $65.0 million from accounts receivable as sales and services exceeded cash receipts.

Investing activities: Cash used in investing activities increased by $44.8 million to $337.0 million in the first quarter of 2017 from $292.2 million in 2016. Higher net cash used in investing activities reflects $74.3 million from marketable debt securities as there were $60.3 million in net purchases of marketable debt securities in the first quarter of 2017 versus $14.0 million in net proceeds from sales of marketable debt securities in 2016. This was partially offset by $42.0 million from retail loans and direct financing leases, as the first quarter of 2017 had net collections of $30.6 million compared to net originations of $11.4 million in 2016.

Financing activities: Cash used in financing activities was $445.7 million for the first quarter of 2017 compared to cash used in financing activities of $722.9 million in 2016, a decrease of $277.2 million. The Company paid $294.7 million in dividends in the first quarter of 2017 compared to $576.9 million in 2016; the decrease of $282.2 million was primarily due to a lower 2016 special dividend paid in January 2017. In the first quarter of 2016, the Company repurchased 1.1 million shares of common stock for $56.3 million, and there were no stock repurchases in 2017. In the first quarter of 2017, the Company issued $412.0 million of term debt, increased its outstanding commercial paper and short-term bank loans by $18.8 million and repaid term debt of $599.6 million. In the first quarter of 2016, the Company issued $525.6 million of term debt, repaid term debt of $500.0 million and reduced its outstanding commercial paper and short-term bank loans by $117.9 million. This resulted in cash used in borrowing activities of $168.8 million in the first quarter of 2017, $76.5 million higher than the cash used in borrowing activities of $92.3 million in 2016.

Credit Lines and Other

The Company has line of credit arrangements of $3.46 billion, of which $3.21 billion were unused at March 31, 2017. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion expires in June 2017, $1.0 billion expires in June 2020 and $1.0 billion expires in June 2021. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the three months ended March 31, 2017.

On September 23, 2015, PACCAR’s Board of Directors approved the repurchase of up to $300.0 million of the Company’s common stock, and as of March 31, 2017, $206.7 million of shares have been repurchased pursuant to the 2015 authorization.

PACCAR Inc – Form 10-Q

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for property, plant and equipment in the first quarter of 2017 increased to $71.3 million from $61.4 million for the same period of 2016, primarily due to higher investments by DAF in Europe. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $6.14 billion, and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2017, capital investments are expected to be $375 to $425 million, and R&D is expected to be $250 to $280 million. The Company is investing for future growth in PACCAR’s new truck models, integrated powertrain, advanced driver assistance and truck connectivity technologies, and additional capacity and operating efficiency of the Company’s manufacturing and parts distribution facilities.

The Company conducts business in certain countries which have been experiencing or may experience significant financial stress, fiscal or political strain and are subject to the corresponding potential for default. The Company routinely monitors its financial exposure to global financial conditions, global counterparties and operating environments. As of March 31, 2017, the Company’s exposures in such countries were insignificant.

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

In November 2015, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of March 31, 2017 was $4.65 billion. The registration expires in November 2018 and does not limit the principal amount of debt securities that may be issued during that period.

As of March 31, 2017, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1,405.5 million available for issuance under a €2.50 billion medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2016 and is renewable annually through the filing of new listing particulars.

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At March 31, 2017, 8.33 billion pesos were available for issuance.

PACCAR Inc – Form 10-Q

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

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES:

This Form 10-Q includes “adjusted net income (non-GAAP)” and “adjusted net income per diluted share (non-GAAP)”, which are financial measures that are not in accordance with U.S. generally accepted accounting principles (“GAAP”), since they exclude the non-recurring EC charge in 2016. These measures differ from the most directly comparable measures calculated in accordance with GAAP and may not be comparable to similarly titled non-GAAP financial measures used by other companies. In addition, this Form 10-Q includes the financial ratio noted below calculated based on a non-GAAP measure.

Management utilizes these non-GAAP measures to evaluate the Company’s performance and believes these measures allow investors and management to evaluate operating trends by excluding a significant non-recurring charge that is not representative of underlying operating trends.

Reconciliations from the most directly comparable GAAP measures to adjusted non-GAAP measures are as follows:

($ in millions, except per share amounts)	Three Months Ended March 31, 2016
Net loss	$(594.6)
Non-recurring European Commission charge	942.6

Adjusted net income (non-GAAP)	$348.0

Per diluted share
Net loss	$(1.69)
Non-recurring European Commission charge	2.68

Adjusted net income (non-GAAP)	$.99

After-tax return on revenues	(13.8)%
Non-recurring European Commission charge	21.9%

After-tax adjusted return on revenues (non-GAAP) *	8.1%

* Calculated using adjusted net income.

(in millions)
Shares used in per diluted share calculations
GAAP	351.3
Non-GAAP	351.9

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

There were no material changes in the Company’s market risk during the three months ended March 31, 2017. For additional information, refer to Item 7A as presented in the 2016 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the three months ended March 31, 2017.

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company’s business or financial condition.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2016 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the three months ended March 31, 2017.

(c)	Issuer purchases of equity securities.

On September 23, 2015, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of March 31, 2017, the Company has repurchased 4.1 million shares for $206.7 million under this plan. There were no repurchases made under this plan during the first quarter of 2017.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	May 4, 2017	By	/s/ M. T. Barkley
M. T. Barkley
Senior Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc – Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)	Articles of Incorporation:

	Amended Restated Certificate of Incorporation of PACCAR Inc		10-Q	May 4, 2016	3(i)	001-14817

(ii)	Bylaws:

	(a)	Fourth Amended and Restated Bylaws of PACCAR Inc	8-K	April 29, 2016	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(c)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(d)	Form of InterNotes, Series C (PACCAR Financial Corp.)	S-3	November 5, 2015	4.4	333-207838

	(e)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. prior to May 9, 2014	10-Q	November 7, 2013	4(i)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 11, 2015	10-Q	August 6, 2015	4(g)	001-14817

	(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2016	10-K	February 21, 2017	4(i)	001-14817

	**	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	Appendix A	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

	(g)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (effective 01/01/16)	10-Q	August 6, 2015	10(i)	001-14817

	(h)	PACCAR Inc Long Term Incentive Plan	8-K	September 19, 2016	10(j)	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

	(j)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

	(k)	PACCAR Inc Long Term Incentive Plan, 2014 Form of Nonstatutory Stock Option Agreement	10-Q	August 7, 2013	10(l)	001-14817

	(l)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	8-K	February 5, 2007	99.1	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement	10-K	February 26, 2010	10(m)	001-14817

	(n)	PACCAR Inc Long Term Incentive Plan, Alternate Form of Restricted Stock Award Agreement	10-K	March 1, 2011	10(n)	001-14817

	(o)	PACCAR Inc Long Term Incentive Plan, 2016 Restricted Stock Award Agreement	10-Q	August 6, 2015	10(q)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(p)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

(q)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	8-K	May 16, 2007	10.1	001-14817

(r)	Letter Waiver dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	10-Q	October 27, 2008	10(o)	001-14817

(s)	Second Amendment to Memorandum of Understanding, dated as of September 26, 2013, by and among PACCAR Engine Company, the Mississippi Development Authority and the Mississippi Major Economic Impact Authority	10-Q	November 7, 2013	10(u)	001-14817

(t)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Deferred Restricted Stock Unit Grant Agreement	10-K	February 26, 2015	10(t)	001-14817

(u)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Restricted Stock Grant Agreement	10-K	February 26, 2015	10(u)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith