Form 10-Q
period 2017-06-30
PACCAR INC
filed 2017-08-04
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Common Stock, $1 par value – 351,376,481 shares as of July 31, 2017

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
TRUCK, PARTS AND OTHER:
Net sales and revenues	$4,397.9	$4,115.8	$8,333.6	$8,126.4

Cost of sales and revenues	3,755.2	3,489.4	7,137.4	6,903.0
Research and development	66.1	60.8	127.1	120.4
Selling, general and administrative	107.8	110.2	219.1	220.5
European Commission charge		(109.6)		833.0
Interest and other expense (income), net	1.5	2.5	(.1)	2.6

	3,930.6	3,553.3	7,483.5	8,079.5

Truck, Parts and Other Income Before Income Taxes	467.3	562.5	850.1	46.9

FINANCIAL SERVICES:
Interest and fees	104.2	107.1	206.4	214.5
Operating lease, rental and other revenues	202.1	190.3	402.1	372.3

Revenues	306.3	297.4	608.5	586.8

Interest and other borrowing expenses	37.4	32.6	71.5	62.9
Depreciation and other expenses	172.8	156.4	352.5	307.3
Selling, general and administrative	26.3	25.1	51.5	49.6
Provision for losses on receivables	6.8	6.0	12.7	9.4

	243.3	220.1	488.2	429.2

Financial Services Income Before Income Taxes	63.0	77.3	120.3	157.6

Investment income	8.7	6.4	16.8	12.1

Total Income Before Income Taxes	539.0	646.2	987.2	216.6

Income taxes	166.0	164.9	303.9	329.9

Net Income (Loss)	$373.0	$481.3	$683.3	$(113.3)

Net Income (Loss) Per Share
Basic	$1.06	$1.37	$1.94	$(.32)
Diluted	$1.06	$1.37	$1.94	$(.32)

Weighted Average Number of Common Shares Outstanding
Basic	351.8	350.9	351.7	351.1
Diluted	352.7	351.6	352.7	351.1

Dividends declared per share	$.25	$.24	$.49	$.48

Comprehensive Income (Loss)	$505.8	$443.4	$886.2	$(23.4)

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	June 30 2017	December 31 2016*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$1,760.1	$1,781.7
Trade and other receivables, net	1,281.0	862.2
Marketable debt securities	1,244.6	1,140.9
Inventories, net	885.3	727.8
Other current assets	269.9	225.6

Total Truck, Parts and Other Current Assets	5,440.9	4,738.2

Equipment on operating leases, net	1,201.6	1,013.9
Property, plant and equipment, net	2,325.6	2,260.0
Other noncurrent assets, net	397.1	432.0

Total Truck, Parts and Other Assets	9,365.2	8,444.1

FINANCIAL SERVICES:
Cash and cash equivalents	119.7	134.0
Finance and other receivables, net	9,228.9	8,837.4
Equipment on operating leases, net	2,788.4	2,623.9
Other assets	551.1	599.5

Total Financial Services Assets	12,688.1	12,194.8

	$22,053.3	$20,638.9

*	The December 31, 2016 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	June 30 2017	December 31 2016*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,554.9	$2,034.1
Dividend payable		210.4

Total Truck, Parts and Other Current Liabilities	2,554.9	2,244.5

Residual value guarantees and deferred revenues	1,272.5	1,072.6
Other liabilities	770.7	739.1

Total Truck, Parts and Other Liabilities	4,598.1	4,056.2

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	461.3	395.0
Commercial paper and bank loans	2,888.9	2,447.5
Term notes	5,655.2	6,027.7
Deferred taxes and other liabilities	949.3	934.9

Total Financial Services Liabilities	9,954.7	9,805.1

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 351.3 million and 350.7 million shares	351.3	350.7
Additional paid-in capital	98.5	70.1
Retained earnings	7,975.9	7,484.9
Accumulated other comprehensive loss	(925.2)	(1,128.1)

Total Stockholders’ Equity	7,500.5	6,777.6

	$22,053.3	$20,638.9

*	The December 31, 2016 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Six Months Ended June 30
	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$683.3	$(113.3)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	151.5	155.5
Equipment on operating leases and other	376.7	339.9
Provision for losses on financial services receivables	12.7	9.4
Other, net	(8.8)	(5.9)
Pension contributions	(10.4)	(59.3)
European Commission charge		833.0
Change in operating assets and liabilities:
Trade and other receivables	(425.2)	(215.7)
Wholesale receivables on new trucks	(176.0)	226.0
Sales-type finance leases and dealer direct loans on new trucks	105.8	85.8
Inventories	(126.8)	(12.3)
Accounts payable and accrued expenses	422.2	225.3
Income taxes, warranty and other	180.2	181.0

Net Cash Provided by Operating Activities	1,185.2	1,649.4

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(1,347.5)	(1,366.6)
Collections on retail loans and direct financing leases	1,324.0	1,238.8
Net decrease in wholesale receivables on used equipment	1.6	14.2
Purchases of marketable debt securities	(435.3)	(543.8)
Proceeds from sales and maturities of marketable debt securities	359.0	572.3
Payments for property, plant and equipment	(188.3)	(152.0)
Acquisitions of equipment for operating leases	(728.0)	(767.2)
Proceeds from asset disposals	244.2	218.2

Net Cash Used in Investing Activities	(770.3)	(786.1)

FINANCING ACTIVITIES:
Payments of cash dividends	(382.5)	(661.0)
Purchases of treasury stock		(56.3)
Proceeds from stock compensation transactions	18.8	7.4
Net increase (decrease) in commercial paper and short-term bank loans	336.9	(389.2)
Proceeds from term debt	959.8	1,366.5
Payments on term debt	(1,440.8)	(1,109.2)

Net Cash Used in Financing Activities	(507.8)	(841.8)
Effect of exchange rate changes on cash	57.0	27.0

Net (Decrease) Increase in Cash and Cash Equivalents	(35.9)	48.5
Cash and cash equivalents at beginning of period	1,915.7	2,016.4

Cash and cash equivalents at end of period	$1,879.8	$2,064.9

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the non-recurring European Commission charge) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10-K for the year ended December 31, 2016.

Earnings (Loss) per Share: Basic earnings (loss) per common share are computed by dividing earnings (loss) by the weighted average number of common shares outstanding, plus the effect of any participating securities. Diluted earnings (loss) per common share are computed assuming that all potentially dilutive securities are converted into common shares under the treasury stock method. For the six months ended June 30, 2016, potentially dilutive options of 654,200 were excluded from the calculation of diluted loss per share as their inclusion would have been antidilutive due to the net loss in the first half of 2016. The dilutive and antidilutive options are shown separately in the table below.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Additional shares	933,300	704,800	1,013,700
Antidilutive options	616,800	1,934,300	649,300	2,597,600

New Accounting Pronouncements: In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07 Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendment disaggregates the service cost component from non-service cost components of pension expense and prescribes where to present the various components of pension cost on the income statement. This ASU also allows only the service cost component to be eligible for capitalization, when applicable (e.g. as a cost of manufactured inventory or self-constructed assets). The ASU is effective for reporting periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. Upon adoption, the income statement presentation of service and non-service components of pension expense should be applied retrospectively, while the capitalization of service cost is to be applied prospectively. The Company is currently evaluating the impact on its consolidated financial statements.

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

STANDARD	DESCRIPTION

2017-04*	Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.

2016-09**	Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

2015-11**	Inventory (Topic 330): Simplifying the Measurement of Inventory.

*	The Company early adopted in 2017.
**	The Company adopted on the effective date of January 1, 2017.

The FASB also issued the following standard, which is not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE*

2016-01	Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	January 1, 2018

*	The Company expects to adopt on the effective date.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Marketable debt securities at June 30, 2017 and December 31, 2016 consisted of the following:

At June 30, 2017	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$563.1	$1.3	$.4	$564.0
U.S. corporate securities	58.8	.1	.1	58.8
U.S. government and agency securities	15.6			15.6
Non-U.S. corporate securities	377.9	1.2	.6	378.5
Non-U.S. government securities	92.9	.3	.1	93.1
Other debt securities	134.6	.2	.2	134.6

	$1,242.9	$3.1	$1.4	$1,244.6

At December 31, 2016	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
U.S. tax-exempt securities	$597.9	$.2	$3.1	$595.0
U.S. corporate securities	47.6	.2		47.8
U.S. government and agency securities	16.0			16.0
Non-U.S. corporate securities	306.9	1.5	.4	308.0
Non-U.S. government securities	97.6	.6		98.2
Other debt securities	75.9	.2	.2	75.9

	$1,141.9	$2.7	$3.7	$1,140.9

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.9 and $1.3 and gross realized losses were $.3 and $.1 for the six month periods ended June 30, 2017 and 2016, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	June 30, 2017		December 31, 2016
	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER
Fair value	$450.3		$615.5
Unrealized losses	1.4		3.7

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

Contractual maturities on marketable debt securities at June 30, 2017 were as follows:

Maturities:	AMORTIZED COST	FAIR VALUE
Within one year	$341.9	$342.1
One to five years	891.9	893.4
More than ten years	9.1	9.1

	$1,242.9	$1,244.6

NOTE C - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last-in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	June 30 2017	December 31 2016
Finished products	$518.0	$452.3
Work in process and raw materials	539.3	444.7

	1,057.3	897.0
Less LIFO reserve	(172.0)	(169.2)

	$885.3	$727.8

Under the LIFO method of accounting (used for approximately 46% of June 30, 2017 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D - Finance and Other Receivables

Finance and other receivables include the following:

	June 30 2017	December 31 2016
Loans	$3,923.3	$3,948.6
Direct financing leases	3,065.0	2,798.0
Sales-type finance leases	768.8	867.3
Dealer wholesale financing	1,764.0	1,528.5
Operating lease receivables and other	187.2	150.9
Unearned interest: Finance leases	(360.4)	(344.7)

	$9,347.9	$8,948.6
Less allowance for losses:
Loans and leases	(103.9)	(97.1)
Dealer wholesale financing	(5.9)	(5.5)
Operating lease receivables and other	(9.2)	(8.6)

	$9,228.9	$8,837.4

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at June 30, 2017 or December 31, 2016. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately four months in 2017 and 2016 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at June 30, 2017 and December 31, 2016.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The allowance for credit losses is summarized as follows:

	2017
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$5.5	$9.6	$87.5	$8.6	$111.2
Provision for losses		(.7)	12.8	.6	12.7
Charge-offs			(11.5)	(.5)	(12.0)
Recoveries			2.2	.1	2.3
Currency translation and other	.4	.2	3.8	.4	4.8

Balance at June 30	$5.9	$9.1	$94.8	$9.2	$119.0

	2016
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$7.3	$10.3	$88.9	$8.3	$114.8
Provision for losses	(1.1)	(.5)	9.6	1.4	9.4
Charge-offs			(9.7)	(1.6)	(11.3)
Recoveries			1.3	.1	1.4
Currency translation and other	.1	.1	(.4)	.3	.1

Balance at June 30	$6.3	$9.9	$89.7	$8.5	$114.4

* Operating leases and other trade receivables.
Information regarding finance receivables evaluated and determined individually and collectively is as follows:

		DEALER		CUSTOMER
At June 30, 2017		WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually		$.1	$4.0	$55.6	$59.7
Allowance for impaired finance receivables determined individually		.1		8.1	8.2
Recorded investment for finance receivables evaluated collectively		1,763.9	1,282.0	6,055.1	9,101.0
Allowance for finance receivables determined collectively		5.8	9.1	86.7	101.6

		DEALER		CUSTOMER
At December 31, 2016		WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually		$.1		$57.3	$57.4
Allowance for impaired finance receivables determined individually		.1		4.9	5.0
Recorded investment for finance receivables evaluated collectively		1,528.4	$1,406.0	5,805.9	8,740.3
Allowance for finance receivables determined collectively		5.4	9.6	82.6	97.6

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The recorded investment for finance receivables that are on non-accrual status is as follows:

	June 30 2017	December 31 2016
Dealer:
Wholesale	$.1	$.1
Customer retail:
Fleet	47.3	49.5
Owner/operator	6.5	6.9

	$53.9	$56.5

Impaired Loans

Impaired loans are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of June 30, 2017 and December 31, 2016 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
At June 30, 2017	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$22.4	$1.7	$24.2
Associated allowance	(.1)		(4.1)	(.4)	(4.6)

			$18.3	$1.3	$19.6

Impaired loans with no specific reserve		$3.9	10.8	.2	14.9

Net carrying amount of impaired loans		$3.9	$29.1	$1.5	$34.5

Average recorded investment*	$.9	$3.8	$30.7	$2.2	$37.6

* Represents the average during the 12 months ended June 30, 2017.

	DEALER		CUSTOMER RETAIL
At December 31, 2016	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$18.9	$1.8	$20.8
Associated allowance	(.1)		(2.8)	(.3)	(3.2)

			$16.1	$1.5	$17.6

Impaired loans with no specific reserve			10.8	.2	11.0

Net carrying amount of impaired loans			$26.9	$1.7	$28.6

Average recorded investment*	$4.2		$28.1	$2.4	$34.7

* Represents the average during the 12 months ended June 30, 2016.

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:
		Three Months Ended June 30		Six Months Ended June 30
		2017	2016	2017	2016
Interest income recognized:
Customer retail - fleet		$.3	$.3	$.6	$.6
Customer retail - owner/operator			.1		.2

		$.3	$.4	$.6	$.8

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

	DEALER		CUSTOMER RETAIL
At June 30, 2017	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$1,757.9	$1,282.1	$5,019.1	$956.5	$9,015.6
Watch	6.0		71.4	8.0	85.4
At-risk	.1	3.9	48.9	6.8	59.7

	$1,764.0	$1,286.0	$5,139.4	$971.3	$9,160.7

	DEALER		CUSTOMER RETAIL
At December 31, 2016	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$1,519.3	$1,406.0	$4,863.4	$922.1	$8,710.8
Watch	9.1		14.9	5.5	29.5
At-risk	.1		50.4	6.9	57.4

	$1,528.5	$1,406.0	$4,928.7	$934.5	$8,797.7

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
At June 30, 2017	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$1,763.1	$1,286.0	$5,103.4	$959.8	$9,112.3
31 – 60 days past due	.8		20.5	5.5	26.8
Greater than 60 days past due	.1		15.5	6.0	21.6

	$1,764.0	$1,286.0	$5,139.4	$971.3	$9,160.7

	DEALER		CUSTOMER RETAIL
At December 31, 2016	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$1,528.4	$1,406.0	$4,898.4	$926.4	$8,759.2
31 – 60 days past due			12.6	3.9	16.5
Greater than 60 days past due	.1		17.7	4.2	22.0

	$1,528.5	$1,406.0	$4,928.7	$934.5	$8,797.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Troubled Debt Restructurings

The balance of TDRs was $43.5 and $43.1 at June 30, 2017 and December 31, 2016, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$7.8	$7.8	$16.6	$16.6
Owner/operator	.2	.3	.4	.4

	$8.0	$8.1	$17.0	$17.0

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$6.4	$6.4	$14.0	$13.9
Owner/operator	1.4	1.4	3.3	3.3

	$7.8	$7.8	$17.3	$17.2

The effect on the allowance for credit losses from such modifications was not significant at June 30, 2017 and 2016.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the period by portfolio class are as follows:

Six Months Ended June 30,	2017	2016
Fleet	$1.0	$6.7
Owner/operator	.1	.1

	$1.1	$6.8

The TDRs that subsequently defaulted did not significantly impact the Company’s allowance for credit losses at June 30, 2017 and 2016.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at June 30, 2017 and December 31, 2016 was $26.6 and $25.4, respectively. Proceeds from the sales of repossessed assets were $29.2 and $21.7 for the six months ended June 30, 2017 and 2016, respectively. These amounts are included in proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expenses on the Consolidated Statements of Comprehensive Income (Loss).

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

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2017	2016
Balance at January 1	$282.1	$346.2
Cost accruals	102.7	109.3
Payments	(121.6)	(128.8)
Change in estimates for pre-existing warranties	2.6	(2.8)
Currency translation	8.6	(4.0)

Balance at June 30	$274.4	$319.9

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2017	2016
Balance at January 1	$573.5	$524.8
Deferred revenues	176.7	192.0
Revenues recognized	(152.9)	(135.9)
Currency translation	22.8	(7.0)

Balance at June 30	$620.1	$573.9

NOTE F - Stockholders’ Equity

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net income (loss)	$373.0	$481.3	$683.3	$(113.3)
Other comprehensive income (loss) (OCI):
Unrealized gains (losses) on derivative contracts	11.6	9.5	(2.0)	2.9
Tax effect	(3.1)	(2.6)	.9	(.5)

	8.5	6.9	(1.1)	2.4

Unrealized (losses) gains on marketable debt securities	(.5)	2.6	2.9	5.8
Tax effect	.1	(.8)	(1.2)	(1.8)

	(.4)	1.8	1.7	4.0

Pension plans	(1.4)	15.4	2.5	22.4
Tax effect		(4.8)	(1.3)	(7.2)

	(1.4)	10.6	1.2	15.2

Foreign currency translation gains (losses)	126.1	(57.2)	201.1	68.3

Net other comprehensive income (loss)	132.8	(37.9)	202.9	89.9

Comprehensive income (loss)	$505.8	$443.4	$886.2	$(23.4)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets consisted of the following:

Three Months Ended June 30, 2017	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at April 1, 2017	$(13.9)	$1.8	$(411.5)	$(634.4)	$(1,058.0)
Recorded into AOCI	(28.2)	(.3)	(5.7)	126.1	91.9
Reclassified out of AOCI	36.7	(.1)	4.3		40.9

Net other comprehensive income (loss)	8.5	(.4)	(1.4)	126.1	132.8

Balance at June 30, 2017	$(5.4)	$1.4	$(412.9)	$(508.3)	$(925.2)

Three Months Ended June 30, 2016	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at April 1, 2016	$(10.9)	$4.3	$(385.8)	$(496.8)	$(889.2)
Recorded into AOCI	15.7	2.1	5.6	(57.2)	(33.8)
Reclassified out of AOCI	(8.8)	(.3)	5.0		(4.1)

Net other comprehensive income (loss)	6.9	1.8	10.6	(57.2)	(37.9)

Balance at June 30, 2016	$(4.0)	$6.1	$(375.2)	$(554.0)	$(927.1)

Six Months Ended June 30, 2017	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2017	$(4.3)	$(.3)	$(414.1)	$(709.4)	$(1,128.1)
Recorded into AOCI	(74.1)	2.0	(7.8)	201.1	121.2
Reclassified out of AOCI	73.0	(.3)	9.0		81.7

Net other comprehensive (loss) income	(1.1)	1.7	1.2	201.1	202.9

Balance at June 30, 2017	$(5.4)	$1.4	$(412.9)	$(508.3)	$(925.2)

Six Months Ended June 30, 2016	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2016	$(6.4)	$2.1	$(390.4)	$(622.3)	$(1,017.0)
Recorded into AOCI	(26.0)	4.8	5.7	68.3	52.8
Reclassified out of AOCI	28.4	(.8)	9.5		37.1

Net other comprehensive income	2.4	4.0	15.2	68.3	89.9

Balance at June 30, 2016	$(4.0)	$6.1	$(375.2)	$(554.0)	$(927.1)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the three months ended June 30, 2017 and 2016 are as follows:

AOCI COMPONENTS	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	Three Months Ended June 30
		2017	2016
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$12.1	$(1.7)
	Cost of sales and revenues	(1.3)	.6
	Interest and other expense (income), net	.6	.2

Financial Services
Interest-rate contracts	Interest and other borrowing expenses	40.0	(7.6)

	Pre-tax expense increase (reduction)	51.4	(8.5)
	Tax benefit	(14.7)	(.3)

	After-tax expense increase (reduction)	36.7	(8.8)

Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.1)	(.4)
	Tax expense		.1

	After-tax income increase	(.1)	(.3)

Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues	2.7	3.5
	Selling, general and administrative	3.0	3.6

		5.7	7.1
Prior service costs	Cost of sales and revenues	.3	.3
Financial Services
Actuarial loss	Selling, general and administrative	.2	.3

	Pre-tax expense increase	6.2	7.7
	Tax benefit	(1.9)	(2.7)

	After-tax expense increase	4.3	5.0

Total reclassifications out of AOCI		$40.9	$(4.1)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the six months ended June 30, 2017 and 2016 are as follows:

AOCI COMPONENTS	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	Six Months Ended June 30
		2017	2016
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$16.3	$(6.5)
	Cost of sales and revenues	(1.2)	.6
	Interest and other expense (income), net	.6	1.9

Financial Services
Interest-rate contracts	Interest and other borrowing expenses	85.8	50.3

	Pre-tax expense increase	101.5	46.3
	Tax benefit	(28.5)	(17.9)

	After-tax expense increase	73.0	28.4

Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.4)	(1.1)
	Tax expense	.1	.3

	After-tax income increase	(.3)	(.8)

Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues	6.1	6.9
	Selling, general and administrative	6.1	6.5

		12.2	13.4
Prior service costs	Cost of sales and revenues	.5	.5
	Selling, general and administrative	.1	.1

		.6	.6

Financial Services
Actuarial loss	Selling, general and administrative	.4	.5

	Pre-tax expense increase	13.2	14.5
	Tax benefit	(4.2)	(5.0)

	After-tax expense increase	9.0	9.5

Total reclassifications out of AOCI		$81.7	$37.1

Stock Compensation Plans

Stock-based compensation expense was $1.9 and $9.0 for the three months and six months ended June 30, 2017, respectively, and $1.9 and $9.1 for the three and six months ended June 30, 2016, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized was nil for the three and six months ended June 30, 2017 and $.1 and $.2 for the three and six months ended June 30, 2016, respectively.

During the first half of 2017, the Company issued 558,148 common shares under deferred and stock compensation arrangements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE G - Income Taxes

The effective tax rate for the second quarter of 2017 was 30.8% compared to 25.5% for the second quarter of 2016, and the effective tax rate for the first half of 2017 was 30.8% compared to 152.3% in the same period of 2016. Substantially all of the difference in tax rates for both periods was due to the non-taxable favorable $109.6 adjustment to the European Commission (EC) charge in the second quarter of 2016 and the non-deductible expense of $833.0 for the EC charge in the first half of 2016.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net sales and revenues:
Truck	$3,768.9	$3,598.0	$7,066.2	$7,070.4
Less intersegment	(215.3)	(256.8)	(382.5)	(458.7)

External customers	3,553.6	3,341.2	6,683.7	6,611.7

Parts	835.2	769.5	1,634.3	1,498.8
Less intersegment	(12.1)	(13.1)	(24.5)	(22.9)

External customers	823.1	756.4	1,609.8	1,475.9

Other	21.2	18.2	40.1	38.8

	4,397.9	4,115.8	8,333.6	8,126.4
Financial Services	306.3	297.4	608.5	586.8

	$4,704.2	$4,413.2	$8,942.1	$8,713.2

Income (loss) before income taxes:
Truck	$323.7	$329.4	$565.4	$633.5
Parts	152.4	133.4	304.1	268.0
Other*	(8.8)	99.7	(19.4)	(854.6)

	467.3	562.5	850.1	46.9
Financial Services	63.0	77.3	120.3	157.6
Investment income	8.7	6.4	16.8	12.1

	$539.0	$646.2	$987.2	$216.6

Depreciation and amortization:
Truck	$111.0	$112.3	$218.1	$221.9
Parts	2.0	1.9	3.9	3.5
Other	4.2	3.9	8.0	7.8

	117.2	118.1	230.0	233.2
Financial Services	151.8	134.8	298.2	262.2

	$269.0	$252.9	$528.2	$495.4

*	Other includes a favorable adjustment to the European Commission charge of $109.6 in the second quarter of 2016 and an expense of $833.0 for the first half of 2016.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio is $55.6 at June 30, 2017.

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

At June 30, 2017, the notional amount of the Company’s interest-rate contracts was $2,688.5. Notional maturities for all interest-rate contracts are $283.3 for the remainder of 2017, $972.1 for 2018, $854.1 for 2019, $375.6 for 2020, $203.4 for 2021 and nil thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At June 30, 2017, the notional amount of the outstanding foreign-exchange contracts was $487.5. Foreign-exchange contracts mature within one year.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	June 30, 2017		December 31, 2016
	ASSETS	LIABILITIES	ASSETS	LIABILITIES

Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$55.6		$109.7
Deferred taxes and other liabilities		$72.7		$46.3
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	2.3		3.9
Accounts payable, accrued expenses and other		6.0		1.9

	$57.9	$78.7	$113.6	$48.2

Economic hedges:
Interest-rate contracts:
Financial Services:
Deferred taxes and other liabilities				$.1
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$1.1		$.8
Accounts payable, accrued expenses and other		$.7		.3
Financial Services:
Other assets	.6		4.0
Deferred taxes and other liabilities		3.5		.7

	$1.7	$4.2	$4.8	$1.1

Gross amounts recognized in Balance Sheet	$59.6	$82.9	$118.4	$49.3
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(.2)	(.2)	(1.0)	(1.0)
Financial Services:
Interest-rate contracts	(7.8)	(7.8)	(15.4)	(15.4)
Foreign-exchange contracts	(.8)	(.8)	(.1)	(.1)

Pro forma net amount	$50.8	$74.1	$101.9	$32.8

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Interest-rate swaps	$(.7)	$(3.0)	$.6	$(5.0)
Term notes	.9	2.8	(.4)	4.4

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI to the extent such hedges are considered effective. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 4.1 years. For the three and six month periods ended June 30, 2017 and 2016, the Company recognized no gains and losses or losses on the ineffective portion.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income (loss) (OCI):

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS
Loss recognized in OCI:
Truck, Parts and Other		$(1.7)		$(20.4)
Financial Services	$(38.1)		$(83.1)

	$(38.1)	$(1.7)	$(83.1)	$(20.4)

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS
Gain (loss) recognized in OCI:
Truck, Parts and Other		$9.6		$9.9
Financial Services	$8.4		$(53.3)

	$8.4	$9.6	$(53.3)	$9.9

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Expense (income) reclassified out of AOCI into income was as follows:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS
Truck, Parts and Other:
Net sales and revenues		$12.1		$16.3
Cost of sales and revenues		(1.3)		(1.2)
Interest and other expense (income), net		.6		.6
Financial Services:
Interest and other borrowing expenses	$40.0		$85.8

Total	$40.0	$11.4	$85.8	$15.7

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS
Truck, Parts and Other:
Net sales and revenues		$(1.7)		$(6.5)
Cost of sales and revenues		.6		.6
Interest and other expense (income), net		.2		1.9
Financial Services:
Interest and other borrowing expenses	$(7.6)		$50.3

Total	$(7.6)	$(.9)	$50.3	$(4.0)

The amount of loss recorded in AOCI at June 30, 2017 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $2.7, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains (losses) reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil for the three and six months ended June 30, 2017, and $.3 and ($.3) for the three and six month periods ended June 30, 2016.

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

The expense (income) recognized in earnings related to economic hedges was as follows:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$.1		$.7
Interest and other expense (income), net		.7		4.2
Financial Services:
Interest and other borrowing expenses	$(.1)	11.4	$(.1)	44.6
Selling, general and administrative		(2.3)		(13.1)

Total	$(.1)	$9.9	$(.1)	$36.4

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS	INTEREST- RATE CONTRACTS	FOREIGN- EXCHANGE CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$.1		$1.1
Interest and other expense (income), net		.9		.8
Financial Services:
Interest and other borrowing expenses		(10.6)		(8.2)
Selling, general and administrative		.5		(1.6)

Total		$(9.1)		$(7.9)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2017. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At June 30, 2017	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$564.0	$564.0
U.S. corporate securities		58.8	58.8
U.S. government and agency securities	$15.1	.5	15.6
Non-U.S. corporate securities		378.5	378.5
Non-U.S. government securities		93.1	93.1
Other debt securities		134.6	134.6

Total marketable debt securities	$15.1	$1,229.5	$1,244.6

Derivatives
Cross currency swaps		$50.7	$50.7
Interest-rate swaps		4.9	4.9
Foreign-exchange contracts		4.0	4.0

Total derivative assets		$59.6	$59.6

Liabilities:
Derivatives
Cross currency swaps		$65.4	$65.4
Interest-rate swaps		7.3	7.3
Foreign-exchange contracts		10.2	10.2

Total derivative liabilities		$82.9	$82.9

At December 31, 2016	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$595.0	$595.0
U.S. corporate securities		47.8	47.8
U.S. government and agency securities	$15.4	.6	16.0
Non-U.S. corporate securities		308.0	308.0
Non-U.S. government securities		98.2	98.2
Other debt securities		75.9	75.9

Total marketable debt securities	$15.4	$1,125.5	$1,140.9

Derivatives
Cross currency swaps		$102.7	$102.7
Interest-rate swaps		7.0	7.0
Foreign-exchange contracts		8.7	8.7

Total derivative assets		$118.4	$118.4

Liabilities:
Derivatives
Cross currency swaps		$37.1	$37.1
Interest-rate swaps		9.3	9.3
Foreign-exchange contracts		2.9	2.9

Total derivative liabilities		$49.3	$49.3

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	June 30, 2017		December 31, 2016
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Assets:
Financial Services fixed rate loans	$3,534.7	$3,536.0	$3,607.4	$3,638.4

Liabilities:
Financial Services fixed rate debt	5,032.2	5,038.3	4,915.2	4,929.3

NOTE K - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Service cost	$22.2	$22.6	$46.0	$44.5
Interest on projected benefit obligation	20.0	24.1	40.4	47.7
Expected return on assets	(39.6)	(36.1)	(79.4)	(71.7)
Amortization of prior service costs	.3	.3	.6	.6
Recognized actuarial loss	5.9	7.4	12.6	13.9

Net pension expense	$8.8	$18.3	$20.2	$35.0

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

During the three and six months ended June 30, 2017, the Company contributed $5.5 and $10.4 to its pension plans, respectively, and $54.2 and $59.3 for the three and six months ended June 30, 2016, respectively.

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

Second Quarter Highlights

•	Worldwide net sales and revenues were $4.70 billion in 2017 compared to $4.41 billion in 2016.

•	Truck sales were $3.55 billion in 2017 compared to $3.34 billion in 2016, primarily due to higher truck deliveries in the U.S. and Canada.

•	Parts sales were a record $823.1 million in 2017 compared to $756.4 million in 2016, reflecting higher demand in the U.S. and Canada.

•	Financial Services revenues were $306.3 million in 2017 compared to $297.4 million in 2016. The increase was primarily revenues from higher average operating lease assets.

•	Net income was $373.0 million ($1.06 per diluted share) in 2017 compared to $481.3 million ($1.37 per diluted share) in 2016. Net income in the second quarter of 2016 includes a favorable $109.6 million adjustment to the non-recurring, non-taxable charge established in the first quarter of 2016 for the EC investigation of all major European truck manufacturers. Excluding the favorable adjustment, the Company earned adjusted net income (non-GAAP) of $371.7 million ($1.06 per diluted share) in the second quarter of 2016. See Reconciliation of GAAP to non-GAAP Financial Measures on page 49. The operating results reflect higher truck deliveries and record worldwide Parts segment sales and profit, partially offset by lower Financial Services segment results and unfavorable currency translation effects.

•	Capital investments were $87.1 million in 2017 compared to $92.3 million in 2016.

•	Research and development (R&D) expenses were $66.1 million in 2017 compared to $60.8 million in 2016.

First Six Months Highlights

•	Worldwide net sales and revenues were $8.94 billion in 2017 compared to $8.71 billion in 2016.

•	Truck sales were $6.68 billion in 2017 compared to $6.61 billion in 2016, reflecting higher truck deliveries in Europe and Mexico, partially offset by unfavorable currency translation effects.

•	Parts sales were $1.61 billion in 2017 compared to $1.48 billion in 2016, reflecting higher demand in the U.S. and Canada.

•	Financial Services revenues were $608.5 million in 2017 compared to $586.8 million in 2016. The increase was primarily revenues from higher average operating lease assets.

•	Net income was $683.3 million ($1.94 per diluted share) in 2017 compared to a net loss of $113.3 million ($.32 per diluted share) in 2016. Excluding the $833.0 million non-recurring EC charge, the Company earned adjusted net income (non-GAAP) of $719.7 million ($2.05 per diluted share) in the first half of 2016. See Reconciliation of GAAP to non-GAAP Financial Measures on page 49. The operating results reflect lower truck margins, lower Financial Services segment results and unfavorable currency translation effects, partially offset by record worldwide Parts segment sales and profit.

•	Capital investments were $159.8 million in 2017 compared to $154.4 million in 2016.

•	R&D expenses were $127.1 million in 2017 compared to $120.4 million in 2016.

PACCAR Inc – Form 10-Q

In 2017, the Company will open an advanced technology research and development center in Silicon Valley, California to coordinate next-generation product development and identify emerging technologies to enhance future vehicle performance. Technology areas of focus will include advanced driver assistance systems, artificial intelligence, vehicle connectivity and augmented reality.

The Company is constructing a new 160,000 square-foot Parts distribution center in Toronto, Canada. The $35 million facility is expected to open in mid-2018.

In 2018, the Company’s Dynacraft division plans to construct a new 130,000 square-foot manufacturing facility in McKinney, Texas to manufacture components and subassemblies such as battery cables, door assemblies and air conditioning assemblies for Kenworth and Peterbilt trucks. The facility will support Peterbilt’s operations in Denton, Texas and manufacture PACCAR’s new 20,000-pound front axle for Peterbilt and Kenworth Class 8 trucks.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 24 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $12.69 billion. PFS issued $950.5 million in medium-term notes during the first half of 2017 to support portfolio growth.

Truck Outlook

Truck industry retail sales in the U.S. and Canada in 2017 are expected to be 200,000 to 220,000 units compared to 215,700 in 2016. In Europe, the 2017 truck industry registrations for over 16-tonne vehicles are expected to be 290,000 to 310,000 units compared to 302,500 in 2016. In South America, heavy-duty truck industry sales in 2017 are estimated to be in a range of 55,000 to 60,000 units compared to 56,500 in 2016.

Parts Outlook

In 2017, PACCAR Parts sales in North America are expected to grow 6-8% compared to 2016 sales. In 2017, Europe aftermarket sales are expected to increase 2-3%.

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

Capital Spending and R&D Outlook

Capital investments in 2017 are expected to be $375 to $425 million, and R&D is expected to be $250 to $270 million. The Company is investing for future growth in PACCAR’s integrated powertrain, advanced driver assistance and truck connectivity technologies, and additional capacity and operating efficiency of the Company’s manufacturing and parts distribution facilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

PACCAR Inc – Form 10-Q

RESULTS OF OPERATIONS:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions, except per share amounts)	2017	2016	2017	2016
Net sales and revenues:
Truck	$3,553.6	$3,341.2	$6,683.7	$6,611.7
Parts	823.1	756.4	1,609.8	1,475.9
Other	21.2	18.2	40.1	38.8

Truck, Parts and Other	4,397.9	4,115.8	8,333.6	8,126.4
Financial Services	306.3	297.4	608.5	586.8

	$4,704.2	$4,413.2	$8,942.1	$8,713.2

Income (loss) before income taxes:
Truck	$323.7	$329.4	$565.4	$633.5
Parts	152.4	133.4	304.1	268.0
Other*	(8.8)	99.7	(19.4)	(854.6)

Truck, Parts and Other	467.3	562.5	850.1	46.9
Financial Services	63.0	77.3	120.3	157.6
Investment income	8.7	6.4	16.8	12.1
Income taxes	(166.0)	(164.9)	(303.9)	(329.9)

Net income (loss)	$373.0	$481.3	$683.3	$(113.3)

Diluted earnings (loss) per share	$1.06	$1.37	$1.94	$(.32)

After-tax return on revenues	7.9%	10.9%	7.6%	(1.3%)
After-tax adjusted return on revenues**		8.4%		8.3%

*	Other includes a favorable adjustment to the EC charge of $109.6 in the second quarter of 2016 and an expense of $833.0 for the first half of 2016.
**	See Reconciliation of GAAP to Non-GAAP Financial Measures for 2016 on page 49.

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

PACCAR Inc – Form 10-Q

2017 Compared to 2016:

Truck

The Company’s Truck segment accounted for 76% and 75% of revenues in the second quarter and first six months of 2017, respectively, compared to 76% in the second quarter and first six months of 2016.

The Company’s new truck deliveries are summarized below:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2017	2016	% CHANGE	2017	2016	% CHANGE
U.S. and Canada	21,200	19,800	7	38,200	38,300
Europe	13,800	13,100	5	28,100	26,600	6
Mexico, South America, Australia and other	4,400	3,900	13	8,100	7,200	13

Total units	39,400	36,800	7	74,400	72,100	3

In the first six months of 2017, industry retail sales in the heavy-duty market in the U.S. and Canada decreased to 96,000 units from 115,800 units in the same period of 2016. The Company’s heavy-duty truck retail market share was 29.6% in the first half of 2017 compared to 26.6% in the first half of 2016. The medium-duty market was 44,500 units in the first half of 2017 compared to 45,500 units in the same period of 2016. The Company’s medium-duty market share was 15.8% in the first half of 2017 compared to 15.7% in 2016.

The over 16-tonne truck market in Europe in the first six months of 2017 was 157,100 units compared to 154,500 units in the first six months of 2016. DAF EU market share was 15.2% in the first six months of 2017 compared to 16.0% in the same period of 2016. The 6 to 16-tonne market in the first six months of 2017 was 26,100 units compared to 25,500 units in the first six months of 2016. DAF market share in the 6 to 16-tonne market in the first six months of 2017 was 10.8% compared to 9.9% in the same period of 2016. DAF deliveries in 2017 also reflect higher deliveries to Russia.

The Company’s worldwide truck net sales and revenues are summarized below:

	Three Months Ended			Six Months Ended
($ in millions)	June 30			June 30
	2017	2016	% CHANGE	2017	2016	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$2,181.7	$2,006.7	9	$3,986.3	$3,954.2	1
Europe	962.4	969.3	(1)	1,934.8	1,978.7	(2)
Mexico, South America, Australia and other	409.5	365.2	12	762.6	678.8	12

	$3,553.6	$3,341.2	6	$6,683.7	$6,611.7	1

Truck income before income taxes	$323.7	$329.4	(2)	$565.4	$633.5	(11)

Pre-tax return on revenues	9.1%	9.9%		8.5%	9.6%

The Company’s worldwide truck net sales and revenues in the second quarter increased to $3.55 billion in 2017 from $3.34 billion in 2016, due to higher truck deliveries, primarily in the U.S. and Canada. In the first half, worldwide truck net sales and revenues were $6.68 billion in 2017 compared to $6.61 billion in 2016, reflecting higher truck deliveries in Europe and Mexico. Higher revenues from increased truck deliveries in the second quarter and first half were partially offset by the effects of translating weaker foreign currencies into the U.S. dollar, primarily the euro and the British pound.

PACCAR Inc – Form 10-Q

For the second quarter and first half of 2017, Truck segment income before income taxes and pre-tax return on revenues reflect lower gross margins and the effects of translating weaker foreign currencies into the U.S. dollar, primarily the euro and the British pound.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended June 30, 2017 and 2016 for the Truck segment are as follows:

($ in millions)	NET SALES AND REVENUES	COST OF SALES AND REVENUES	GROSS MARGIN
Three Months Ended June 30, 2016	$3,341.2	$2,917.1	$424.1
Increase (decrease)
Truck delivery volume	299.8	259.2	40.6
Average truck sales prices	(8.5)		(8.5)
Average per truck material, labor and other direct costs		3.4	(3.4)
Factory overhead and other indirect costs		13.4	(13.4)
Operating leases	(22.2)	(21.0)	(1.2)
Currency translation	(56.7)	(39.4)	(17.3)

Total increase (decrease)	212.4	215.6	(3.2)

Three Months Ended June 30, 2017	$3,553.6	$3,132.7	$420.9

•	Truck delivery volume reflects higher truck deliveries which resulted in higher sales and cost of sales, primarily in the U.S. and Canada ($183.0 million sales and $159.6 million cost of sales), Europe ($56.6 million sales and $49.1 million cost of sales) and Mexico ($30.7 million sales and $24.3 million cost of sales).

•	Average truck sales prices decreased sales by $8.5 million, primarily due to lower price realization in Mexico ($14.3 million), partially offset by higher price realization in Europe ($8.9 million).

•	Average cost per truck increased cost of sales by $3.4 million, reflecting higher material costs from higher content trucks.

•	Factory overhead and other indirect costs increased $13.4 million, primarily due to higher maintenance costs ($5.0 million), higher salaries and related expense ($3.2 million) and higher depreciation expense ($1.9 million).

•	Operating lease revenues decreased by $22.2 million and cost of sales decreased by $21.0 million, reflecting higher revenues deferred and lower revenues recognized.

•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the euro and the British pound relative to the U.S. dollar.

•	Truck gross margin in the second quarter of 2017 of 11.8% decreased from 12.7% in the same period in 2016 due to the factors noted above.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the six months ended June 30, 2017 and 2016 for the Truck segment are as follows:

($ in millions)	NET SALES AND REVENUES	COST OF SALES AND REVENUES	GROSS MARGIN
Six Months Ended June 30, 2016	$6,611.7	$5,793.2	$818.5
Increase (decrease)
Truck delivery volume	244.5	217.4	27.1
Average truck sales prices	2.6		2.6
Average per truck material, labor and other direct costs		26.6	(26.6)
Factory overhead and other indirect costs		22.7	(22.7)
Operating leases	(69.2)	(66.8)	(2.4)
Currency translation	(105.9)	(64.9)	(41.0)

Total increase (decrease)	72.0	135.0	(63.0)

Six Months Ended June 30, 2017	$6,683.7	$5,928.2	$755.5

•	Truck delivery volume primarily reflects higher truck deliveries in Europe, which resulted in higher sales ($135.2 million) and cost of sales ($120.1 million), and higher truck deliveries in Mexico, which resulted in higher sales ($47.8 million) and cost of sales ($38.4 million).

•	Average truck sales prices increased sales by $2.6 million, primarily due to higher price realization in Europe ($24.7 million), partially offset by lower price realization in Mexico ($17.9 million).

•	Average cost per truck increased cost of sales by $26.6 million, reflecting higher material costs from higher content trucks.

•	Factory overhead and other indirect costs increased $22.7 million, primarily due to higher salaries and related expenses ($7.1 million), higher maintenance costs ($6.2 million) and higher depreciation expense ($4.7 million).

•	Operating lease revenues decreased by $69.2 million and cost of sales decreased by $66.8 million, reflecting higher revenues deferred and lower revenues recognized.

•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the euro and the British pound relative to the U.S. dollar.

•	Truck gross margins in the first six months of 2017 of 11.3% decreased from 12.4% in the same period in 2016 primarily due to the factors noted above.

Truck SG&A for the second quarter of 2017 decreased to $48.0 million from $50.7 million in the second quarter of 2016, primarily due to lower sales and marketing costs ($3.9 million), partially offset by higher salaries and related costs ($2.0 million). For the first six months, Truck SG&A of $99.1 million in 2017 was comparable to $99.8 million in 2016.

As a percentage of sales, Truck SG&A decreased to 1.4% in the second quarter of 2017 from 1.5% in the second quarter of 2016, reflecting higher sales volume. For the first half of 2017 and 2016, SG&A as a percentage of sales was 1.5%.

PACCAR Inc – Form 10-Q

Parts

The Company’s Parts segment accounted for 17% of revenues in the second quarter of 2017 and 2016, and for the first half, the Parts segment accounted for 18% of revenues in 2017 compared to 17% in 2016.

	Three Months Ended June 30			Six Months Ended June 30
($ in millions)	2017	2016	% CHANGE	2017	2016	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$545.1	$483.3	13	$1,062.6	$938.5	13
Europe	191.5	192.1		382.2	385.3	(1)
Mexico, South America, Australia and other	86.5	81.0	7	165.0	152.1	8

	$823.1	$756.4	9	$1,609.8	$1,475.9	9

Parts income before income taxes	$152.4	$133.4	14	$304.1	$268.0	13

Pre-tax return on revenues	18.5%	17.6%		18.9%	18.2%

The Company’s worldwide parts net sales and revenues for the second quarter increased to a record $823.1 million in 2017 from $756.4 million in 2016, and for the first six months, worldwide parts net sales and revenues increased to a record $1.61 billion in 2017 from $1.48 billion in 2016, primarily due to higher aftermarket demand in the U.S. and Canada.

For the second quarter and first half of 2017, the increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to the higher sales volume.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended June 30, 2017 and 2016 for the Parts segment are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
Three Months Ended June 30, 2016	$756.4	$555.6	$200.8
Increase (decrease)
Aftermarket parts volume	72.6	41.1	31.5
Average aftermarket parts sales prices	5.2		5.2
Average aftermarket parts direct costs		9.4	(9.4)
Warehouse and other indirect costs		3.8	(3.8)
Currency translation	(11.1)	(5.5)	(5.6)

Total increase	66.7	48.8	17.9

Three Months Ended June 30, 2017	$823.1	$604.4	$218.7

•	Aftermarket parts sales volume increased by $72.6 million and related cost of sales increased by $41.1 million, primarily due to higher market demand in the U.S. and Canada.

•	Average aftermarket parts sales prices increased sales by $5.2 million, primarily due to higher price realization in Europe.

•	Average aftermarket parts direct costs increased $9.4 million due to higher material costs.

•	Warehouse and other indirect costs increased $3.8 million, primarily due to higher salaries and related expenses to support the higher sales volume.

•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the euro and the British pound relative to the U.S. dollar.

•	Parts gross margins in the second quarter of 2017 increased to 26.6% from 26.5% in the second quarter of 2016 due to the factors noted above.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the six months ended June 30, 2017 and 2016 for the Parts segment are as follows:

($ in millions)	NET SALES	COST OF SALES	GROSS MARGIN
Six Months Ended June 30, 2016	$1,475.9	$1,074.7	$401.2
Increase (decrease)
Aftermarket parts volume	151.2	91.3	59.9
Average aftermarket parts sales prices	5.0		5.0
Average aftermarket parts direct costs		11.7	(11.7)
Warehouse and other indirect costs		7.3	(7.3)
Currency translation	(22.3)	(10.1)	(12.2)

Total increase	133.9	100.2	33.7

Six Months Ended June 30, 2017	$1,609.8	$1,174.9	$434.9

•	Aftermarket parts sales volume increased by $151.2 million and related cost of sales increased by $91.3 million due to higher market demand in the U.S. and Canada.

•	Average aftermarket parts sales prices increased sales by $5.0 million, primarily due to higher price realization in Europe.

•	Average aftermarket parts direct costs increased $11.7 million due to higher material costs.

•	Warehouse and other indirect costs increased $7.3 million, primarily due to higher salaries and related expenses to support the higher sales volume.

•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the euro and the British pound relative to the U.S. dollar.

•	Parts gross margins in the first half of 2017 decreased to 27.0% from 27.2% in the first half of 2016 due to the factors noted above.

Parts SG&A expense for the second quarter was $48.3 million in 2017 compared to $48.4 million in 2016. For the first six months, Parts SG&A was $95.5 million in 2017 compared to $96.2 million in 2016.

As a percentage of sales, Parts SG&A decreased to 5.9% in the second quarter of 2017 from 6.4% in the second quarter of 2016. For the first six months of 2017, Parts SG&A as a percentage of sales was 5.9%, down from 6.5% in the first six months of 2016. The decrease for both periods was primarily due to higher net sales.

PACCAR Inc – Form 10-Q

Financial Services

The Company’s Financial Services segment accounted for 7% of revenues in the second quarter and first six months of 2017 and 2016.

($ in millions)	Three Months Ended June 30			Six Months Ended June 30
	2017	2016	% CHANGE	2017	2016	% CHANGE
New loan and lease volume:
U.S. and Canada	$617.1	$702.9	(12)	$1,020.8	$1,194.8	(15)
Europe	263.7	278.0	(5)	504.1	547.2	(8)
Mexico, Australia and other	219.4	139.4	57	376.5	268.5	40

	$1,100.2	$1,120.3	(2)	$1,901.4	$2,010.5	(5)
New loan and lease volume by product:
Loans and finance leases	$834.2	$801.2	4	$1,433.8	$1,433.9
Equipment on operating lease	266.0	319.1	(17)	467.6	576.6	(19)

	$1,100.2	$1,120.3	(2)	$1,901.4	$2,010.5	(5)
New loan and lease unit volume:
Loans and finance leases	8,190	7,900	4	14,880	14,670	1
Equipment on operating lease	2,590	3,180	(19)	4,730	5,750	(18)

	10,780	11,080	(3)	19,610	20,420	(4)
Average earning assets:
U.S. and Canada	$7,210.8	$7,471.4	(3)	$7,233.6	$7,443.2	(3)
Europe	2,805.6	2,743.3	2	2,755.1	2,714.7	1
Mexico, Australia and other	1,591.4	1,464.9	9	1,533.9	1,464.5	5

	$11,607.8	$11,679.6	(1)	$11,522.6	$11,622.4	(1)
Average earning assets by product:
Loans and finance leases	$7,303.9	$7,360.4	(1)	$7,282.8	$7,311.8
Dealer wholesale financing	1,463.1	1,676.1	(13)	1,442.3	1,724.8	(16)
Equipment on lease and other	2,840.8	2,643.1	7	2,797.5	2,585.8	8

	$11,607.8	$11,679.6	(1)	$11,522.6	$11,622.4	(1)
Revenues:
U.S. and Canada	$175.9	$171.6	3	$356.8	$338.8	5
Europe	73.4	73.3		143.5	143.0
Mexico, Australia and other	57.0	52.5	9	108.2	105.0	3

	$306.3	$297.4	3	$608.5	$586.8	4
Revenue by product:
Loans and finance leases	$91.4	$93.2	(2)	$181.5	$185.9	(2)
Dealer wholesale financing	12.8	13.9	(8)	24.9	28.6	(13)
Equipment on lease and other	202.1	190.3	6	402.1	372.3	8

	$306.3	$297.4	3	$608.5	$586.8	4

Income before income taxes	$63.0	$77.3	(18)	$120.3	$157.6	(24)

For the second quarter, new loan and lease volume was $1,100.2 million in 2017 compared to $1,120.3 million in 2016 and for the first half was $1,901.4 million in 2017 compared to $2,010.5 million in 2016, reflecting lower market share.

In the second quarter of 2017, PFS finance market share on new PACCAR truck sales was 24.9%, compared to 26.4% in the second quarter of 2016. In the first six months of 2017, PFS finance market share on new PACCAR truck sales was 24.4% compared to 25.0% in the first six months of 2016.

PACCAR Inc – Form 10-Q

In the second quarter of 2017, PFS revenues increased to $306.3 million from $297.4 million in 2016, primarily due to higher average operating lease earning assets, partially offset by the effects of currency translation, which lowered second quarter 2017 PFS revenues by $5.7 million. In the first six months of 2017, PFS revenues increased to $608.5 million from $586.8 million in 2016, primarily due to higher average operating lease earning assets and higher used truck sales, partially offset by the effects of currency translation, which lowered first half 2017 PFS revenues by $12.5 million.

PFS income before income taxes decreased to $63.0 million in the second quarter of 2017 from $77.3 million in the second quarter of 2016, and in the first six months of 2017, PFS income before income taxes decreased to $120.3 million from $157.6 million in 2016. The decrease for both periods was primarily due to lower results on returned lease assets and higher borrowing rates.

Included in Financial Services “Other Assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $217.6 million at June 30, 2017 and $267.2 million at December 31, 2016. These trucks are primarily related to units returned from matured operating leases in the ordinary course of business, and may also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

The Company recognized losses on used trucks, excluding repossessions, of $10.0 million in the second quarter of 2017 compared to $2.8 million in the second quarter of 2016, including losses on multiple unit transactions of $7.1 million in the second quarter of 2017 compared to $2.5 million in the second quarter of 2016. Used truck losses related to repossessions, which are recognized as credit losses, were $1.4 million and $1.2 million in the second quarter of 2017 and 2016, respectively.

The Company recognized losses on used trucks, excluding repossessions, of $22.9 million in the first half of 2017 compared to $5.2 million in the first half of 2016, including losses on multiple unit transactions of $15.6 million in the first half of 2017 compared to $3.7 million in the first half of 2016. Used truck losses related to repossessions, which are recognized as credit losses, were $3.1 million and $1.8 million in the first half of 2017 and 2016, respectively.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the three months ended June 30, 2017 and 2016 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended June 30, 2016	$107.1	$32.6	$74.5
(Decrease) increase
Average finance receivables	(.9)		(.9)
Average debt balances		.4	(.4)
Yields	(.1)		(.1)
Borrowing rates		5.0	(5.0)
Currency translation	(1.9)	(.6)	(1.3)

Total (decrease) increase	(2.9)	4.8	(7.7)

Three Months Ended June 30, 2017	$104.2	$37.4	$66.8

•	Average finance receivables decreased $86.4 million (excluding foreign exchange effects) in the second quarter of 2017 as a result of lower average dealer wholesale financing.

•	Average debt balances increased by $82.7 million (excluding foreign exchange effects) in the second quarter of 2017. The higher average debt balances reflect funding for a higher average earnings asset portfolio, which includes loans, finance leases, wholesale and equipment on operating lease.

•	Higher borrowing rates (1.8% in 2017 compared to 1.5% in 2016) were primarily due to higher debt market rates in North America, partially offset by lower debt market rates in Europe.

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar.

PACCAR Inc – Form 10-Q

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the six months ended June 30, 2017 and 2016 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Six Months Ended June 30, 2016	$214.5	$62.9	$151.6
(Decrease) increase
Average finance receivables	(3.3)		(3.3)
Average debt balances		.6	(.6)
Yields
Borrowing rates		9.5	(9.5)
Currency translation	(4.8)	(1.5)	(3.3)

Total (decrease) increase	(8.1)	8.6	(16.7)

Six Months Ended June 30, 2017	$206.4	$71.5	$134.9

•	Average finance receivables decreased $148.0 million (excluding foreign exchange effects) in the first six months of 2017 as a result of lower dealer wholesale financing.

•	Average debt balances increased $64.4 million (excluding foreign exchange effects) in the first six months of 2017. The higher average debt balances reflect funding for a lower average earnings asset portfolio, which includes loans, finance leases, wholesale and equipment on operating lease.

•	Higher borrowing rates (1.7% in 2017 compared to 1.5% in 2016) were primarily due to higher debt market rates in North America, partially offset by lower debt market rates in Europe.

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Operating lease and rental revenues	$193.7	$180.5	$376.4	$354.7
Used truck sales and other	8.4	9.8	25.7	17.6

Operating lease, rental and other revenues	$202.1	$190.3	$402.1	$372.3

Depreciation of operating lease equipment	$144.5	$126.2	$285.1	$247.7
Vehicle operating expenses	22.7	22.1	46.7	45.0
Cost of used truck sales and other	5.6	8.1	20.7	14.6

Depreciation and other expenses	$172.8	$156.4	$352.5	$307.3

PACCAR Inc – Form 10-Q

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended June 30, 2017 and 2016 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended June 30, 2016	$190.3	$156.4	$33.9
(Decrease) increase
Used truck sales	(2.1)	(2.4)	.3
Results on returned lease assets		7.5	(7.5)
Average operating lease assets	15.7	13.1	2.6
Revenue and cost per asset	1.3	1.1	.2
Currency translation and other	(3.1)	(2.9)	(.2)

Total increase (decrease)	11.8	16.4	(4.6)

Three Months Ended June 30, 2017	$202.1	$172.8	$29.3

•	A lower volume of used truck sales decreased operating lease, rental and other revenues by $2.1 million and decreased depreciation and other expenses by $2.4 million.

•	Results on returned lease assets increased depreciation and other expenses by $7.5 million, primarily due to higher losses on sales of returned lease units.

•	Average operating lease assets increased $241.1 million (excluding foreign exchange effects), which increased revenues by $15.7 million and related depreciation and other expenses by $13.1 million.

•	Revenue per asset increased $1.3 million primarily due to higher rental income. Cost per asset increased $1.1 million due to higher depreciation expense, partially offset by lower vehicle operating expenses.

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar.

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the six months ended June 30, 2017 and 2016 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Six Months Ended June 30, 2016	$372.3	$307.3	$65.0
Increase (decrease)
Used truck sales	7.4	6.1	1.3
Results on returned lease assets		19.0	(19.0)
Average operating lease assets	29.3	24.4	4.9
Revenue and cost per asset	.1	1.9	(1.8)
Currency translation and other	(7.0)	(6.2)	(.8)

Total increase (decrease)	29.8	45.2	(15.4)

Six Months Ended June 30, 2017	$402.1	$352.5	$49.6

•	A higher volume of used truck sales increased operating lease, rental and other revenues by $7.4 million and increased depreciation and other expenses by $6.1 million.

•	Results on returned lease assets increased depreciation and other expenses by $19.0 million, primarily due to higher losses on sales of returned lease units.

•	Average operating lease assets increased $251.1 million (excluding foreign exchange effects), which increased revenues by $29.3 million and related depreciation and other expenses by $24.4 million.

PACCAR Inc – Form 10-Q

•	Revenue per asset increased $.1 million primarily due to higher rental income. Cost per asset increased $1.9 million due to higher depreciation expense, partially offset by lower vehicle operating expenses.

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar.

The following table summarizes the provision for losses on receivables and net charge-offs:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$4.6	$3.5	$8.3	$8.1
Europe	.8	.5	1.4	.7
Mexico, Australia and other	1.4	.3	3.0	.9

	$6.8	$4.3	$12.7	$9.7

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$4.2	$3.0	$6.3	$7.4
Europe	.7	.6	.8	.5
Mexico, Australia and other	1.1	1.1	2.3	2.0

	$6.0	$4.7	$9.4	$9.9

The provision for losses on receivables was $6.8 million for the second quarter of 2017 compared to $6.0 million in 2016. For the first half of 2017, the provision for losses on receivables was $12.7 million compared to $9.4 million in 2016, reflecting continued good portfolio performance.

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

PACCAR Inc – Form 10-Q

The post-modification balance of accounts modified during the six months ended June 30, 2017 and 2016 are summarized below:

($ in millions) Six Months Ended June 30,	2017		2016
	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$105.4	2.8%	$93.9	2.6%
Insignificant delay	46.0	1.2%	57.1	1.6%
Credit – no concession	37.4	1.0%	16.3	.4%
Credit – TDR	17.0	.5%	17.2	.5%

	$205.8	5.5%	$184.5	5.1%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first six months of 2017, total modification activity increased compared to the first six months of 2016, primarily due to higher modifications for credit – no concession, reflecting contract modifications for multiple fleet customers in Mexico and the U.S.

The following table summarizes the Company’s 30+ days past due accounts:

	June 30 2017	December 31 2016	June 30 2016
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.2%	.3%	.3%
Europe	.9%	.5%	.8%
Mexico, Australia and other	2.3%	1.8%	2.4%

Worldwide	.6%	.5%	.7%

Accounts 30+ days past due was .6% at June 30, 2017 compared to .5% at December 31, 2016, as higher past due accounts in Europe and Mexico were partially offset by lower past dues in the U.S. and Canada. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $10.5 million of accounts worldwide during the second quarter of 2017, $2.6 million during the fourth quarter of 2016 and $.9 million during the second quarter of 2016 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	June 30 2017	December 31 2016	June 30 2016
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.2%	.3%	.3%
Europe	.9%	.5%	.8%
Mexico, Australia and other	3.1%	2.0%	2.5%

Worldwide	.8%	.6%	.7%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at June 30, 2017, December 31, 2016 and June 30, 2016. The effect on the allowance for credit losses from such modifications was not significant at June 30, 2017, December 31, 2016 and June 30, 2016.

The Company’s annualized pre-tax return on average earning assets for Financial Services was 2.2% for the second quarter of 2016 and 2.1% for the first six months of 2017, compared to 2.7% for the same periods in 2016.

PACCAR Inc – Form 10-Q

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including the EC charge and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the second quarter and first half of 2017 and 2016. Other SG&A of $11.5 million for the second quarter of 2017 was comparable to $10.9 million for the second quarter of 2016. For the first half, other SG&A of $24.5 million in 2017 was comparable to $24.4 million in 2016.

For the second quarter, other income (loss) before tax was a loss of $8.8 million in 2017 compared to income of $99.7 million in 2016, reflecting the favorable $109.6 million adjustment to the EC charge in the second quarter of 2016. For the first six months, other income (loss) before tax was a loss of $19.4 million in 2017 compared to a loss of $854.6 million in 2016. The lower loss in 2017 was primarily due to the $833.0 million EC charge in the first half of 2016.

Investment income for the second quarter increased to $8.7 million in 2017 from $6.4 million in 2016, and for the first six months, investment income increased to $16.8 million in 2017 from $12.1 million in 2016. The higher investment income in the second quarter and first six months of 2017 was primarily due to higher yields on investments due to higher market interest rates in the U.S., partially offset by lower average portfolio balances.

Income Taxes

The effective tax rate for the second quarter of 2017 was 30.8% compared to 25.5% for the second quarter of 2016, and the effective tax rate for the first half of 2017 was 30.8% compared to 152.3% in the same period of 2016. Substantially all of the difference in tax rates for both periods was due to the non-taxable favorable $109.6 million adjustment to the EC charge in the second quarter of 2016 and the non-deductible expense of $833.0 million for the EC charge in the first half of 2016.

($ in millions)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Domestic income before taxes	$351.8	$327.9	$610.9	$641.1
Foreign income (loss) before taxes	187.2	318.3	376.3	(424.5)

Total income before taxes	$539.0	$646.2	$987.2	$216.6

Domestic pre-tax return on revenues	13.2%	13.3%	12.4%	13.1%
Foreign pre-tax return on revenues	9.2%	16.3%	9.4%	(11.1)%

Total pre-tax return on revenues	11.5%	14.6%	11.0%	2.5%

For the second quarter of 2017, the increase in domestic income before income taxes was primarily due to higher revenues from truck and parts operations. The decline in income before income taxes and return on revenues for foreign operations was primarily due to the favorable $109.6 million adjustment to the EC charge in the second quarter of 2016.

For the first half of 2017, the decrease in income before income taxes and return on revenues for domestic operations was primarily due to lower revenues from truck operations. In the first half of 2016, the EC charge of $833.0 million resulted in a loss before income taxes and a negative return on revenues for foreign operations. Excluding the 2016 EC charge, foreign operations income before income taxes and return on revenues decreased in the first half of 2017 primarily due to lower margins from Europe and Mexico truck operations.

PACCAR Inc – Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)	June 30 2017	December 31 2016
Cash and cash equivalents	$1,879.8	$1,915.7
Marketable debt securities	1,244.6	1,140.9

	$3,124.4	$3,056.6

The Company’s total cash and marketable debt securities at June 30, 2017 increased $67.8 million from the balances at December 31, 2016, due to an increase in marketable debt securities, partially offset by a decrease in cash and cash equivalents.

The change in cash and cash equivalents is summarized below:

($ in millions) Six Months Ended June 30,	2017	2016
Operating activities:
Net income (loss)	$683.3	$(113.3)
Net income items not affecting cash	532.1	498.9
European Commission charge		833.0
Changes in operating assets and liabilities, net	(30.2)	430.8

Net cash provided by operating activities	1,185.2	1,649.4

Net cash used in investing activities	(770.3)	(786.1)
Net cash used in financing activities	(507.8)	(841.8)
Effect of exchange rate changes on cash	57.0	27.0

Net (decrease) increase in cash and cash equivalents	(35.9)	48.5
Cash and cash equivalents at beginning of period	1,915.7	2,016.4

Cash and cash equivalents at end of period	$1,879.8	$2,064.9

Operating activities: Cash provided by operations decreased by $464.2 million to $1,185.2 million in the first half of 2017 from $1,649.4 million in 2016. The net loss in 2016 reflects the EC non-cash charge of $833.0 million, compared to net income of $683.3 million in 2017. In addition, lower cash from operations reflects $402.0 million from Financial Services segment wholesale receivables, as originations exceeded cash receipts in the first half of 2017 ($176.0 million) compared to cash receipts exceeding originations in 2016 ($226.0 million). In addition, lower cash from operations reflects a higher cash usage of $209.5 million from accounts receivable as sales and services exceeded cash receipts. These outflows were partially offset by a higher cash inflow of $196.9 million from accounts payable and accrued expenses as purchases of goods and services exceeded payments.

Investing activities: Cash used in investing activities decreased by $15.8 million to $770.3 million in the first half of 2017 from $786.1 million in 2016. Lower net cash used in investing activities reflects less net originations of $104.3 million from retail loans and direct financing leases. This was offset by $104.8 million in marketable debt securities as there was $76.3 million in net purchases of marketable debt securities in 2017 compared to $28.5 million in net proceeds from sales of marketable debt securities in 2016.

Financing activities: Cash used in financing activities decreased by $334.0 million to $507.8 million for the first half of 2017 from $841.8 million in 2016. The Company paid $382.5 million in dividends in the first half of 2017 compared to $661.0 million in 2016; the decrease of $278.5 million was primarily due to a lower 2016 special dividend paid in January 2017. In the first half of 2016, the Company repurchased 1.1 million shares of common stock for $56.3 million, and there were no stock repurchases in 2017. In the first half of 2017, the Company issued $959.8 million of term debt, increased its outstanding commercial paper and short-term bank loans by $336.9 million and repaid term debt of $1.44 billion. In the first half of 2016, the Company issued $1.37 billion of term debt, repaid term debt of $1.11 billion and reduced its outstanding commercial paper and short-term bank loans by $389.2 million. This resulted in cash used in borrowing activities of $144.1 million in the first half of 2017, $12.2 million higher than the cash used in borrowing activities of $131.9 million in 2016.

PACCAR Inc – Form 10-Q

Credit Lines and Other

The Company has line of credit arrangements of $3.49 billion, of which $3.27 billion were unused at June 30, 2017. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion expires in June 2018, $1.0 billion expires in June 2021 and $1.0 billion expires in June 2022. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the six months ended June 30, 2017.

On September 23, 2015, PACCAR’s Board of Directors approved the repurchase of up to $300.0 million of the Company’s common stock, and as of June 30, 2017, $206.7 million of shares have been repurchased pursuant to the 2015 authorization.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for property, plant and equipment in the first half of 2017 increased to $157.4 million from $151.5 million for the same period of 2016, primarily due to higher investments by DAF in Europe. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $6.16 billion, and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2017, capital investments are expected to be $375 to $425 million, and R&D is expected to be $250 to $270 million. The Company is investing for future growth in PACCAR’s new truck models, integrated powertrain, advanced driver assistance and truck connectivity technologies, and additional capacity and operating efficiency of the Company’s manufacturing and parts distribution facilities.

The Company conducts business in certain countries which have been experiencing or may experience significant financial stress, fiscal or political strain and are subject to the corresponding potential for default. The Company routinely monitors its financial exposure to global financial conditions, global counterparties and operating environments. As of June 30, 2017, the Company’s exposures in such countries were insignificant.

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

In November 2015, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of June 30, 2017 was $4.15 billion. The registration expires in November 2018 and does not limit the principal amount of debt securities that may be issued during that period.

As of June 30, 2017, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.22 billion available for issuance under a €2.50 billion medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2017 and is renewable annually through the filing of new listing particulars.

PACCAR Inc – Form 10-Q

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At June 30, 2016, 7.40 billion pesos were available for issuance.

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

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES:

This Form 10-Q includes “adjusted net income (non-GAAP)” and “adjusted net income per diluted share (non-GAAP)”, which are financial measures that are not in accordance with U.S. generally accepted accounting principles (“GAAP”), since they exclude the non-recurring EC charge in 2016. These measures differ from the most directly comparable measures calculated in accordance with GAAP and may not be comparable to similarly titled non-GAAP financial measures used by other companies. In addition, this Form 10-Q includes the financial ratios noted below calculated based on non-GAAP measures.

Management utilizes these non-GAAP measures to evaluate the Company’s performance and believes these measures allow investors and management to evaluate operating trends by excluding a significant non-recurring charge that is not representative of underlying operating trends. Reconciliations from the most directly comparable GAAP measures to adjusted non-GAAP measures are as follows:

($ in millions, except per share amounts)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net income (loss)	$481.3	$(113.3)
Non-recurring European Commission charge	(109.6)	833.0

Adjusted net income (non-GAAP)	$371.7	$719.7

Per diluted share
Net income (loss)	$1.37	$(.32)
Non-recurring European Commission charge	(.31)	2.37

Adjusted net income (non-GAAP)	$1.06	$2.05

After-tax return on revenues	10.9%	(1.3)%
Non-recurring European Commission charge	(2.5)%	9.6%

After-tax adjusted return on revenues (non-GAAP) *	8.4%	8.3%

* Calculated using adjusted net income.

(in millions)
Shares used in per diluted share calculations:
GAAP	351.6	351.1
Non-GAAP	351.6	351.8

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

There were no material changes in the Company’s market risk during the six months ended June 30, 2017. For additional information, refer to Item 7A as presented in the 2016 Annual Report on Form 10-K.

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

For Items 3, 4 and 5, there was no reportable information for the six months ended June 30, 2017.

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company’s business or financial condition.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2016 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the six months ended June 30, 2017.

(c)	Issuer purchases of equity securities.

On September 23, 2015, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of June 30, 2017, the Company has repurchased 4.1 million shares for $206.7 million under this plan. There were no repurchases made under this plan during the second quarter of 2017.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	August 4, 2017	By	/s/ M. T. Barkley
M. T. Barkley
Senior Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

PACCAR Inc – Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)	Articles of Incorporation:

	Amended and Restated Certificate of Incorporation of PACCAR Inc		10-Q	May 4, 2016	3(i)	001-14817

(ii)	Bylaws:

	(a)	Fourth Amended and Restated Bylaws of PACCAR Inc	8-K	April 29, 2016	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(c)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(d)	Form of InterNotes, Series C (PACCAR Financial Corp.)	S-3	November 5, 2015	4.4	333-207838

	(e)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 11, 2015	10-Q	August 6, 2015	4(g)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2016	10-K	February 21, 2017	4(i)	001-14817

	(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 10, 2017*

	**	Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its wholly owned subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the Company’s total assets. The Company will file copies of such instruments upon request of the Commission.

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	Appendix A	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

	(g)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (effective 01/01/16)	10-Q	August 6, 2015	10(i)	001-14817

	(h)	PACCAR Inc Long Term Incentive Plan	8-K	September 19, 2016	10(j)	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

	(j)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

	(k)	PACCAR Inc Long Term Incentive Plan, 2014 Form of Nonstatutory Stock Option Agreement	10-Q	August 7, 2013	10(l)	001-14817

	(l)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	8-K	February 5, 2007	99.1	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement	10-K	February 26, 2010	10(m)	001-14817

	(n)	PACCAR Inc Long Term Incentive Plan, Alternate Form of Restricted Stock Award Agreement	10-K	March 1, 2011	10(n)	001-14817

	(o)	PACCAR Inc Long Term Incentive Plan, 2016 Restricted Stock Award Agreement	10-Q	August 6, 2015	10(q)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(p)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

(q)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	8-K	May 16, 2007	10.1	001-14817

(r)	Letter Waiver dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	10-Q	October 27, 2008	10(o)	001-14817

(s)	Second Amendment to Memorandum of Understanding, dated as of September 26, 2013, by and among PACCAR Engine Company, the Mississippi Development Authority and the Mississippi Major Economic Impact Authority	10-Q	November 7, 2013	10(u)	001-14817

(t)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Deferred Restricted Stock Unit Grant Agreement	10-K	February 26, 2015	10(t)	001-14817

(u)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Restricted Stock Grant Agreement	10-K	February 26, 2015	10(u)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith