Form 10-Q
period 2017-09-30
PACCAR INC
filed 2017-11-03
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

Commission File No. 001-14817

PACCAR Inc

(Exact name of registrant as specified in its charter)

Delaware	91-0351110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 - 106th Ave. N.E., Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

(425) 468-7400

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

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

Common Stock, $1 par value — 351,610,175 shares as of October 31, 2017

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
TRUCK, PARTS AND OTHER:

Net sales and revenues	$4,731.5	$3,953.2	$13,065.1	$12,079.6
Cost of sales and revenues	4,046.8	3,371.5	11,184.2	10,274.5
Research and development	67.0	59.2	194.1	179.6
Selling, general and administrative	112.9	105.5	332.0	326.0
European Commission charge				833.0
Interest and other expense, net	3.2	1.6	3.1	4.2
	4,229.9	3,537.8	11,713.4	11,617.3
Truck, Parts and Other Income Before Income Taxes	501.6	415.4	1,351.7	462.3

FINANCIAL SERVICES:
Interest and fees	111.2	105.9	317.6	320.4
Operating lease, rental and other revenues	217.0	190.3	619.1	562.6
Revenues	328.2	296.2	936.7	883.0

Interest and other borrowing expenses	38.3	32.2	109.8	95.1
Depreciation and other expenses	186.2	162.6	538.7	469.9
Selling, general and administrative	27.8	25.3	79.3	74.9
Provision for losses on receivables	4.7	5.1	17.4	14.5
	257.0	225.2	745.2	654.4
Financial Services Income Before Income Taxes	71.2	71.0	191.5	228.6
Investment income	9.0	8.5	25.8	20.6
Total Income Before Income Taxes	581.8	494.9	1,569.0	711.5
Income taxes	179.1	148.7	483.0	478.6
Net Income	$402.7	$346.2	$1,086.0	$232.9

Net Income Per Share
Basic	$1.14	$.99	$3.09	$.66
Diluted	$1.14	$.98	$3.08	$.66

Weighted Average Number of Common Shares Outstanding
Basic	351.9	351.0	351.7	351.1
Diluted	352.9	351.8	352.8	351.8
Dividends declared per share	$.25	$.24	$.74	$.72

Comprehensive Income	$511.7	$346.6	$1,397.9	$323.2

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	September 30	December 31
	2017	2016*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$2,205.3	$1,781.7
Trade and other receivables, net	1,323.8	862.2
Marketable debt securities	1,216.0	1,140.9
Inventories, net	983.0	727.8
Other current assets	252.4	225.6
Total Truck, Parts and Other Current Assets	5,980.5	4,738.2

Equipment on operating leases, net	1,248.8	1,013.9
Property, plant and equipment, net	2,389.1	2,260.0
Other noncurrent assets, net	423.8	432.0
Total Truck, Parts and Other Assets	10,042.2	8,444.1

FINANCIAL SERVICES:
Cash and cash equivalents	108.0	134.0
Finance and other receivables, net	9,548.7	8,837.4
Equipment on operating leases, net	2,835.8	2,623.9
Other assets	569.2	599.5
Total Financial Services Assets	13,061.7	12,194.8
	$23,103.9	$20,638.9

*	The December 31, 2016 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	September 30	December 31
	2017	2016*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,760.1	$2,034.1
Dividend payable		210.4
Total Truck, Parts and Other Current Liabilities	2,760.1	2,244.5
Residual value guarantees and deferred revenues	1,319.3	1,072.6
Other liabilities	805.3	739.1
Total Truck, Parts and Other Liabilities	4,884.7	4,056.2

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	473.8	395.0
Commercial paper and bank loans	2,865.1	2,447.5
Term notes	5,966.9	6,027.7
Deferred taxes and other liabilities	977.8	934.9
Total Financial Services Liabilities	10,283.6	9,805.1

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 351.5 and 350.7 million shares	351.5	350.7
Additional paid-in capital	109.6	70.1
Retained earnings	8,290.7	7,484.9
Accumulated other comprehensive loss	(816.2)	(1,128.1)
Total Stockholders' Equity	7,935.6	6,777.6
	$23,103.9	$20,638.9

*	The December 31, 2016 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Nine Months Ended
	September 30
	2017	2016
OPERATING ACTIVITIES:
Net income	$1,086.0	$232.9
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	235.4	230.6
Equipment on operating leases and other	578.9	515.0
Provision for losses on financial services receivables	17.4	14.5
Other, net	(4.9)	2.2
Pension contributions	(15.3)	(65.1)
Change in operating assets and liabilities:
Trade and other receivables	(461.6)	(195.4)
Wholesale receivables on new trucks	(316.3)	211.8
Sales-type finance leases and dealer direct loans on new trucks	98.1	105.7
Inventories	(207.8)	(7.4)
Accounts payable and accrued expenses	595.8	152.6
Income taxes, warranty and other	216.8	293.1
Net Cash Provided by Operating Activities	1,822.5	1,490.5

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(2,132.0)	(2,026.4)
Collections on retail loans and direct financing leases	1,997.7	1,852.8
Net increase in wholesale receivables on used equipment	16.3	5.4
Purchases of marketable debt securities	(613.6)	(796.2)
Proceeds from sales and maturities of marketable debt securities	578.8	1,166.9
Payments for property, plant and equipment	(295.9)	(242.0)
Acquisitions of equipment for operating leases	(1,047.8)	(1,202.3)
Proceeds from asset disposals	357.0	320.9
Other, net		(.5)
Net Cash Used in Investing Activities	(1,139.5)	(921.4)

FINANCING ACTIVITIES:
Payments of cash dividends	(470.4)	(745.2)
Purchases of treasury stock		(56.3)
Proceeds from stock compensation transactions	28.2	11.3
Net increase (decrease) in commercial paper and short-term bank loans	261.9	(283.6)
Proceeds from term debt	1,371.0	1,864.4
Payments on term debt	(1,560.0)	(1,622.6)
Net Cash Used in Financing Activities	(369.3)	(832.0)
Effect of exchange rate changes on cash	83.9	34.4
Net Increase (Decrease) in Cash and Cash Equivalents	397.6	(228.5)
Cash and cash equivalents at beginning of period	1,915.7	2,016.4
Cash and cash equivalents at end of period	$2,313.3	$1,787.9

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the non-recurring European Commission charge) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2016.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Additional shares	1,035,000	738,500	1,021,000	679,400
Antidilutive options	599,400	1,099,600	695,900	1,943,500

New Accounting Pronouncements:  In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendment disaggregates the service cost component from non-service cost components of pension expense and prescribes where to present the various components of pension cost on the income statement. This ASU also allows only the service cost component to be eligible for capitalization, when applicable (e.g. as a cost of manufactured inventory or self-constructed assets). The Company will adopt this ASU in January 2018 and accordingly will apply the income statement presentation of service and non-service components of pension expense retrospectively and the capitalization of service cost prospectively. Non-service components of pension expense (see Note K) are currently reported in Cost of sales and revenues and Selling, general and administrative expenses. Upon adoption of this ASU these costs will be reported in Interest and other expenses, net in the Company’s Truck, Parts and Other segments.

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

The Company’s evaluation of the new standard is substantially complete, and the Company does not expect adoption of the new standard to have a material impact on the income statement or retained earnings.  The Company currently expects the most significant effect of the standard relates to trucks sold in Europe that are subject to a residual value guarantee (RVG) and are currently accounted for as an operating lease in the Truck, Parts and Other section of the Company’s Consolidated Balance Sheets (see Note E in the 2016 Form 10-K).  Under the new standard, based on the Company’s current assessment, revenues would be recognized immediately for certain of these RVG contracts that allow customers the option to return their truck and for which there is no economic incentive to do so.  Based on the existing portfolio of RVG contracts, under the new standard, revenues are expected to be recognized immediately for approximately half of the RVG portfolio instead of being deferred and amortized over the life of the RVG contract. The Company will continue to evaluate the new standard, including any new interpretive guidance, and any related impact to its consolidated financial statements.

In addition to ASU 2016-16 disclosed above, the Company adopted the following standards effective January 1, 2017, none of which had a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION

2017-04 *	Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.

2016-09 **	Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

2015-11 **	Inventory (Topic 330): Simplifying the Measurement of Inventory.

*	The Company early adopted in 2017.
**	The Company adopted on the effective date of January 1, 2017.

The FASB also issued the following standards, which is not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE*

2016-01 *	Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	January 1, 2018

2016-15 *	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

2017-12 **	Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.	January 1, 2019

*	The Company expects to adopt on the effective date.
**	The Company expects to early adopt on January 1, 2018.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE  B - Investments in Marketable Debt Securities

The Company's investments in marketable debt securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) (AOCI).

The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third‑party pricing services, including the manner employed to collect market information. On a quarterly basis, the Company also performs review and validation procedures on the pricing information received from the third‑party providers. These procedures help ensure that the fair value information used by the Company is determined in accordance with applicable accounting guidance.

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

Marketable debt securities at September 30, 2017 and December 31, 2016 consisted of the following:

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At September 30, 2017	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$520.8	$1.3	$.1	$522.0
U.S. corporate securities	58.6	.3		58.9
U.S. government and agency securities	12.2			12.2
Non-U.S. corporate securities	397.7	1.4	1.2	397.9
Non-U.S. government securities	97.0	.3	.1	97.2
Other debt securities	128.1	.1	.4	127.8
	$1,214.4	$3.4	$1.8	$1,216.0

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At December 31, 2016	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$597.9	$.2	$3.1	$595.0
U.S. corporate securities	47.6	.2		47.8
U.S. government and agency securities	16.0			16.0
Non-U.S. corporate securities	306.9	1.5	.4	308.0
Non-U.S. government securities	97.6	.6		98.2
Other debt securities	75.9	.2	.2	75.9
	$1,141.9	$2.7	$3.7	$1,140.9

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $1.3 and $4.2 and gross realized losses were $.4 and $.1 for the nine month periods ended September 30, 2017 and 2016, respectively.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	September 30, 2017		December 31, 2016
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$409.8	$11.3	$615.5
Unrealized losses	1.7	.1	3.7

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

Contractual maturities on marketable debt securities at September 30, 2017 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$404.4	$404.6
One to five years	800.9	802.3
More than ten years	9.1	9.1
	$1,214.4	$1,216.0

NOTE C - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last‑in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	September 30	December 31
	2017	2016
Finished products	$574.1	$452.3
Work in process and raw materials	581.6	444.7
	1,155.7	897.0
Less LIFO reserve	(172.7)	(169.2)
	$983.0	$727.8

Under the LIFO method of accounting (used for approximately 45% of September 30, 2017 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D - Finance and Other Receivables

Finance and other receivables include the following:

	September 30	December 31
	2017	2016
Loans	$4,024.3	$3,948.6
Direct financing leases	3,142.1	2,798.0
Sales-type finance leases	761.3	867.3
Dealer wholesale financing	1,910.6	1,528.5
Operating lease receivables and other	192.1	150.9
Unearned interest: Finance leases	(362.0)	(344.7)
	$9,668.4	$8,948.6
Less allowance for losses:
Loans and leases	(104.0)	(97.1)
Dealer wholesale financing	(6.5)	(5.5)
Operating lease receivables and other	(9.2)	(8.6)
	$9,548.7	$8,837.4

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at September 30, 2017 or December 31, 2016. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately four months in 2017 and 2016 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at September 30, 2017 and December 31, 2016.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The allowance for credit losses is summarized as follows:

	2017
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$5.5	$9.6	$87.5	$8.6	$111.2
Provision for losses	.4	(.6)	17.2	.4	17.4
Charge-offs			(17.7)	(.6)	(18.3)
Recoveries			3.3	.2	3.5
Currency translation and other	.6	.2	4.5	.6	5.9
Balance at September 30	$6.5	$9.2	$94.8	$9.2	$119.7

	2016
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$7.3	$10.3	$88.9	$8.3	$114.8
Provision for losses	(1.0)	(.7)	14.5	1.7	14.5
Charge-offs			(17.0)	(1.9)	(18.9)
Recoveries			4.0	.1	4.1
Currency translation and other	.2	.1	(.6)	.2	(.1)
Balance at September 30	$6.5	$9.7	$89.8	$8.4	$114.4

*	Operating leases and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	DEALER		CUSTOMER
At September 30, 2017	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$.1	$4.1	$49.4	$53.6
Allowance for impaired finance receivables determined individually	.1		7.6	7.7
Recorded investment for finance receivables evaluated collectively	1,910.5	1,327.0	6,185.2	9,422.7
Allowance for finance receivables determined collectively	6.4	9.2	87.2	102.8

	DEALER		CUSTOMER
At December 31, 2016	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$.1		$57.3	$57.4
Allowance for impaired finance receivables determined individually	.1		4.9	5.0
Recorded investment for finance receivables evaluated collectively	1,528.4	$1,406.0	5,805.9	8,740.3
Allowance for finance receivables determined collectively	5.4	9.6	82.6	97.6

The recorded investment for finance receivables that are on non-accrual status is as follows:

	September 30	December 31
	2017	2016
Dealer:
Wholesale	$.1	$.1
Customer retail:
Fleet	41.5	49.5
Owner/operator	7.3	6.9
	$48.9	$56.5

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of September 30, 2017 and December 31, 2016 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
				OWNER/
At September 30, 2017	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$20.0	$1.2	$21.3
Associated allowance	(.1)		(3.8)	(.3)	(4.2)
			$16.2	$.9	$17.1
Impaired loans with no specific reserve		$4.1	8.5		12.6
Net carrying amount of impaired loans		$4.1	$24.7	$.9	$29.7
Average recorded investment*	$.4	$4.0	$30.3	$2.0	$36.7

*	Represents the average during the 12 months ended September 30, 2017.

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2016	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$18.9	$1.8	$20.8
Associated allowance	(.1)		(2.8)	(.3)	(3.2)
			$16.1	$1.5	$17.6
Impaired loans with no specific reserve			10.8	.2	11.0
Net carrying amount of impaired loans			$26.9	$1.7	$28.6
Average recorded investment*	$3.7		$27.8	$2.4	$33.9

*	Represents the average during the 12 months ended September 30, 2016.

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Interest income recognized:
Customer retail - fleet	$.4	$.2	$1.0	$.8
Customer retail - owner/operator		.1		.3
	$.4	$.3	$1.0	$1.1

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Credit Quality

The Company's customers are principally concentrated in the transportation industry in North America, Europe and Australia. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 5% of the total portfolio assets. The Company retains as collateral a security interest in the related equipment.

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

The Company has three credit quality indicators: performing, watch and at-risk. Performing accounts pay in accordance with the contractual terms and are not considered high-risk. Watch accounts include accounts 31 to 90 days past due and large accounts that are performing but are considered to be high‑risk. Watch accounts are not impaired. At-risk accounts are accounts that are impaired, including TDRs, accounts over 90 days past due and other accounts on non-accrual status. The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	DEALER		CUSTOMER RETAIL
				OWNER/
At September 30, 2017	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Performing	$1,905.6	$1,327.0	$4,916.7	$1,197.5	$9,346.8
Watch	4.9		64.8	6.2	75.9
At-risk	.1	4.1	42.1	7.3	53.6
	$1,910.6	$1,331.1	$5,023.6	$1,211.0	$9,476.3

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2016	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Performing	$1,519.3	$1,406.0	$4,863.4	$922.1	$8,710.8
Watch	9.1		14.9	5.5	29.5
At-risk	.1		50.4	6.9	57.4
	$1,528.5	$1,406.0	$4,928.7	$934.5	$8,797.7

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At September 30, 2017	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$1,910.3	$1,331.1	$4,987.0	$1,199.6	$9,428.0
31 – 60 days past due	.2		15.7	5.6	21.5
Greater than 60 days past due	.1		20.9	5.8	26.8
	$1,910.6	$1,331.1	$5,023.6	$1,211.0	$9,476.3

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2016	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$1,528.4	$1,406.0	$4,898.4	$926.4	$8,759.2
31 – 60 days past due			12.6	3.9	16.5
Greater than 60 days past due	.1		17.7	4.2	22.0
	$1,528.5	$1,406.0	$4,928.7	$934.5	$8,797.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Troubled Debt Restructurings

The balance of TDRs was $40.6 and $43.1 at September 30, 2017 and December 31, 2016, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$.9	$.9	$17.5	$17.5
Owner/operator	.1	.1	.5	.5
	$1.0	$1.0	$18.0	$18.0

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$9.1	$9.1	$23.1	$23.0
Owner/operator	.4	.4	3.7	3.7
	$9.5	$9.5	$26.8	$26.7

The effect on the allowance for credit losses from such modifications was not significant at September 30, 2017 and 2016.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the period by portfolio class are as follows:

Nine Months Ended September 30,	2017	2016
Fleet	$5.1	$.1
Owner/operator	.3	.4
	$5.4	$.5

There were $1.5 and $5.1 of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off in the nine months ended September 30, 2017 and 2016, respectively.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at September 30, 2017 and December 31, 2016 was $20.4 and $25.4, respectively. Proceeds from the sales of repossessed assets were $44.7 and $34.2 for the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2017	2016
Balance at January 1	$282.1	$346.2
Cost accruals	168.7	159.7
Payments	(177.6)	(194.9)
Change in estimates for pre-existing warranties	.1	(2.5)
Currency translation	12.6	(6.7)
Balance at September 30	$285.9	$301.8

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2017	2016
Balance at January 1	$573.5	$524.8
Deferred revenues	272.3	276.5
Revenues recognized	(239.6)	(205.6)
Currency translation	32.8	(7.2)
Balance at September 30	$639.0	$588.5

NOTE F - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net income	$402.7	$346.2	$1,086.0	$232.9
Other comprehensive income (loss) (OCI):
Unrealized gains (losses) on derivative contracts	1.9	5.1	(.1)	8.0
Tax effect	(.7)	(2.2)	.2	(2.7)
	1.2	2.9	.1	5.3
Unrealized (losses) gains on marketable debt securities	(.4)	(3.7)	2.5	2.1
Tax effect	.1	1.2	(1.1)	(.6)
	(.3)	(2.5)	1.4	1.5
Pension plans	.6	10.3	3.1	32.7
Tax effect	(.6)	(3.4)	(1.9)	(10.6)
		6.9	1.2	22.1
Foreign currency translation gains (losses)	108.1	(6.9)	309.2	61.4
Net other comprehensive income	109.0	.4	311.9	90.3
Comprehensive income	$511.7	$346.6	$1,397.9	$323.2

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets consisted of the following:

Three Months Ended September 30, 2017	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at July 1, 2017	$(5.4)	$1.4	$(412.9)	$(508.3)	$(925.2)
Recorded into AOCI	(19.8)	(.2)	(4.5)	108.1	83.6
Reclassified out of AOCI	21.0	(.1)	4.5		25.4
Net other comprehensive income (loss)	1.2	(.3)		108.1	109.0
Balance at September 30, 2017	$(4.2)	$1.1	$(412.9)	$(400.2)	$(816.2)

Three Months Ended September 30, 2016	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at July 1, 2016	$(4.0)	$6.1	$(375.2)	$(554.0)	$(927.1)
Recorded into AOCI	(7.9)	(.7)	2.1	(6.9)	(13.4)
Reclassified out of AOCI	10.8	(1.8)	4.8		13.8
Net other comprehensive income (loss)	2.9	(2.5)	6.9	(6.9)	.4
Balance at September 30, 2016	$(1.1)	$3.6	$(368.3)	$(560.9)	$(926.7)

Nine Months Ended September 30, 2017	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2017	$(4.3)	$(.3)	$(414.1)	$(709.4)	$(1,128.1)
Recorded into AOCI	(93.9)	1.8	(12.3)	309.2	204.8
Reclassified out of AOCI	94.0	(.4)	13.5		107.1
Net other comprehensive income	.1	1.4	1.2	309.2	311.9
Balance at September 30, 2017	$(4.2)	$1.1	$(412.9)	$(400.2)	$(816.2)

Nine Months Ended September 30, 2016	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2016	$(6.4)	$2.1	$(390.4)	$(622.3)	$(1,017.0)
Recorded into AOCI	(33.9)	4.1	7.8	61.4	39.4
Reclassified out of AOCI	39.2	(2.6)	14.3		50.9
Net other comprehensive income	5.3	1.5	22.1	61.4	90.3
Balance at September 30, 2016	$(1.1)	$3.6	$(368.3)	$(560.9)	$(926.7)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the three months ended September 30, 2017 and 2016 are as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	September 30
AOCI COMPONENTS	COMPREHENSIVE INCOME (LOSS)	2017	2016
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$(3.0)	$(11.1)
	Cost of sales and revenues	5.5
	Interest and other expense, net	1.0	(.3)
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	24.6	28.2
	Pre-tax expense increase	28.1	16.8
	Tax benefit	(7.1)	(6.0)
	After-tax expense increase	21.0	10.8
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.2)	(2.4)
	Tax expense	.1	.6
	After-tax income increase	(.1)	(1.8)
Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues	3.1	3.4
	Selling, general and administrative	3.0	3.2
		6.1	6.6
Prior service costs	Cost of sales and revenues	.2	.2
	Selling, general and administrative	.1	.1
		.3	.3
Financial Services
Actuarial loss	Selling, general and administrative	.2	.3
	Pre-tax expense increase	6.6	7.2
	Tax benefit	(2.1)	(2.4)
	After-tax expense increase	4.5	4.8
Total reclassifications out of AOCI		$25.4	$13.8

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the nine months ended September 30, 2017 and 2016 are as follows:

		Nine Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	September 30
AOCI COMPONENTS	COMPREHENSIVE INCOME (LOSS)	2017	2016
Unrealized losses and (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$13.3	$(17.6)
	Cost of sales and revenues	4.3	.6
	Interest and other expense, net	1.6	1.6
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	110.4	78.5
	Pre-tax expense increase	129.6	63.1
	Tax benefit	(35.6)	(23.9)
	After-tax expense increase	94.0	39.2
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.6)	(3.5)
	Tax expense	.2	.9
	After-tax income increase	(.4)	(2.6)
Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues	9.2	10.3
	Selling, general and administrative	9.1	9.7
		18.3	20.0
Prior service costs	Cost of sales and revenues	.7	.7
	Selling, general and administrative	.2	.2
		.9	.9
Financial Services
Actuarial loss	Selling, general and administrative	.6	.8
	Pre-tax expense increase	19.8	21.7
	Tax benefit	(6.3)	(7.4)
	After-tax expense increase	13.5	14.3
Total reclassifications out of AOCI		$107.1	$50.9

Stock Compensation Plans

Stock-based compensation expense was $1.9 and $10.9 for the three and nine months ended September 30, 2017, respectively, and $2.0 and $11.1 for the three and nine months ended September 30, 2016, respectively. Realized tax benefits related to the excess of deductible amounts over expense recognized was nil for the three and nine months ended September 30, 2017 and $.1 and $.3 for the three and nine months ended September 30, 2016, respectively.

During the first nine months of 2017, the Company issued 777,808 common shares under deferred and stock compensation arrangements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE G - Income Taxes

The effective tax rate for the third quarter of 2017 was 30.8% compared to 30.0% in the third quarter of 2016, primarily due to the increase in mix of income generated in jurisdictions with higher tax rates in 2017 as compared to 2016. For the first nine months, the effective tax rate was 30.8% in 2017 compared to 67.3% in 2016. Substantially all of the difference in tax rate was due to the non-deductible expense of $833.0 for the European Commission charge (EC charge) in 2016.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net sales and revenues:
Truck	$4,065.6	$3,429.0	$11,131.8	$10,499.4
Less intersegment	(198.2)	(258.3)	(580.7)	(717.0)
External customers	3,867.4	3,170.7	10,551.1	9,782.4
Parts	854.4	777.2	2,488.7	2,276.0
Less intersegment	(14.4)	(12.4)	(38.9)	(35.3)
External customers	840.0	764.8	2,449.8	2,240.7
Other	24.1	17.7	64.2	56.5
	4,731.5	3,953.2	13,065.1	12,079.6
Financial Services	328.2	296.2	936.7	883.0
	$5,059.7	$4,249.4	$14,001.8	$12,962.6
Income (loss) before income taxes:
Truck	$357.4	$284.9	$922.8	$918.4
Parts	152.9	138.3	457.0	406.3
Other*	(8.7)	(7.8)	(28.1)	(862.4)
	501.6	415.4	1,351.7	462.3
Financial Services	71.2	71.0	191.5	228.6
Investment income	9.0	8.5	25.8	20.6
	$581.8	$494.9	$1,569.0	$711.5
Depreciation and amortization:
Truck	$122.4	$107.6	$340.5	$329.5
Parts	2.4	1.9	6.3	5.4
Other	5.7	3.9	13.7	11.7
	130.5	113.4	360.5	346.6
Financial Services	155.6	136.8	453.8	399.0
	$286.1	$250.2	$814.3	$745.6

*	Other includes the $833.0 European Commission charge in the first half of 2016 (see Note L).

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio is $47.8 at September 30, 2017.

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

At September 30, 2017, the notional amount of the Company’s interest-rate contracts was $2,879.5. Notional maturities for all interest-rate contracts are $129.5 for the remainder of 2017, $985.8 for 2018, $918.2 for 2019, $383.4 for 2020, $279.7 for 2021, $150.3 for 2022 and $32.6 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At September 30, 2017, the notional amount of the outstanding foreign-exchange contracts was $411.9. Foreign-exchange contracts mature within one year.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	September 30, 2017		December 31, 2016
	ASSETS	LIABILITIES	ASSETS	LIABILITIES

Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$47.8		$109.7
Deferred taxes and other liabilities		$91.3		$46.3
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	1.6		3.9
Accounts payable, accrued expenses and other		4.4		1.9
	$49.4	$95.7	$113.6	$48.2
Economic hedges:
Interest-rate contracts:
Financial Services:
Deferred taxes and other liabilities				$.1
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.3		$.8
Accounts payable, accrued expenses and other		$.8		.3
Financial Services:
Other assets	2.0		4.0
Deferred taxes and other liabilities		.6		.7
	$2.3	$1.4	$4.8	$1.1
Gross amounts recognized in Balance Sheets	$51.7	$97.1	$118.4	$49.3
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(1.1)	(1.1)	(1.0)	(1.0)
Financial Services:
Interest-rate contracts	(9.6)	(9.6)	(15.4)	(15.4)
Foreign-exchange contracts			(.1)	(.1)
Pro forma net amount	$41.0	$86.4	$101.9	$32.8

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Interest-rate swaps	$.4	$3.7	$1.0	$(1.3)
Term notes	(.2)	(3.8)	(.6)	.6

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI to the extent such hedges are considered effective. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 9.8 years. For the three and nine month period ended September 30, 2017 and 2016, the Company recognized no gains or losses on the ineffective portion.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income (loss) (OCI):

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Loss recognized in OCI:
Truck, Parts and Other		$(3.0)		$(23.4)
Financial Services	$(23.2)		$(106.3)
	$(23.2)	$(3.0)	$(106.3)	$(23.4)

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Gain (loss) recognized in OCI:
Truck, Parts and Other		$13.9		$23.8
Financial Services	$(25.6)		$(78.9)
	$(25.6)	$13.9	$(78.9)	$23.8

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Expense (income) reclassified out of AOCI into income was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Net sales and revenues		$(3.0)		$13.3
Cost of sales and revenues		5.5		4.3
Interest and other expense, net		1.0		1.6
Financial Services:
Interest and other borrowing expenses	$24.6		$110.4
Total	$24.6	$3.5	$110.4	$19.2

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Net sales and revenues		$(11.1)		$(17.6)
Cost of sales and revenues				.6
Interest and other expense, net		(.3)		1.6
Financial Services:
Interest and other borrowing expenses	$28.2		$78.5
Total	$28.2	$(11.4)	$78.5	$(15.4)

The amount of loss recorded in AOCI at September 30, 2017 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $2.3, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains (losses) reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil for the three and nine months ended September 30, 2017, respectively, and nil and $.3 for the three and nine month periods ended September 30, 2016, respectively.

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

The expense (income) recognized in earnings related to economic hedges was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$.6		$1.3
Interest and other expense, net		(1.0)		3.2
Financial Services:
Interest and other borrowing expenses		4.8	$(.1)	43.4
Selling, general and administrative				.8
Total		$4.4	$(.1)	$48.7

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Net sales and revenues		$(.4)		$(.4)
Cost of sales and revenues		.3		1.4
Interest and other expense, net		(1.3)		(.5)
Financial Services:
Interest and other borrowing expenses	$.1	(3.1)	$.1	(11.3)
Selling, general and administrative		(.9)		(2.5)
Total	$.1	$(5.4)	$.1	$(13.3)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2017. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

Derivative Financial Instruments: The Company’s derivative contracts consist of interest-rate swaps, cross currency swaps and foreign currency exchange contracts. These derivative contracts are traded over the counter, and their fair value is determined using industry standard valuation models, which are based on the income approach (i.e. discounted cash flows). The significant observable inputs into the valuation models include interest rates, yield curves, currency exchange rates, credit default swap spreads and forward rates and are categorized as Level 2.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At September 30, 2017	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$522.0	$522.0
U.S. corporate securities		58.9	58.9
U.S. government and agency securities	$12.2		12.2
Non-U.S. corporate securities		397.9	397.9
Non-U.S. government securities		97.2	97.2
Other debt securities		127.8	127.8
Total marketable debt securities	$12.2	$1,203.8	$1,216.0
Derivatives
Cross currency swaps		$43.2	$43.2
Interest-rate swaps		4.6	4.6
Foreign-exchange contracts		3.9	3.9
Total derivative assets		$51.7	$51.7
Liabilities:
Derivatives
Cross currency swaps		$84.1	$84.1
Interest-rate swaps		7.2	7.2
Foreign-exchange contracts		5.8	5.8
Total derivative liabilities		$97.1	$97.1

At December 31, 2016	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$595.0	$595.0
U.S. corporate securities		47.8	47.8
U.S. government and agency securities	$15.4	.6	16.0
Non-U.S. corporate securities		308.0	308.0
Non-U.S. government securities		98.2	98.2
Other debt securities		75.9	75.9
Total marketable debt securities	$15.4	$1,125.5	$1,140.9
Derivatives
Cross currency swaps		$102.7	$102.7
Interest-rate swaps		7.0	7.0
Foreign-exchange contracts		8.7	8.7
Total derivative assets		$118.4	$118.4
Liabilities:
Derivatives
Cross currency swaps		$37.1	$37.1
Interest-rate swaps		9.3	9.3
Foreign-exchange contracts		2.9	2.9
Total derivative liabilities		$49.3	$49.3

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	September 30, 2017		December 31, 2016
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$3,612.6	$3,622.4	$3,607.4	$3,638.4
Liabilities:
Financial Services fixed rate debt	5,372.5	5,378.6	4,915.2	4,929.3

NOTE K - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Service cost	$23.5	$22.2	$69.5	$66.7
Interest on projected benefit obligation	20.5	23.4	60.9	71.1
Expected return on assets	(40.1)	(35.2)	(119.5)	(106.9)
Amortization of prior service costs	.3	.3	.9	.9
Recognized actuarial loss	6.3	6.9	18.9	20.8
Net pension expense	$10.5	$17.6	$30.7	$52.6

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

During the three and nine months ended September 30, 2017, the Company contributed $4.9 and $ 15.3 to its pension plans, respectively, and $5.8 and $65.1 for the three and nine months ended September 30, 2016, respectively.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE L – Commitments and Contingencies

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

Third Quarter Highlights:

•	Worldwide net sales and revenues were $5.06 billion in 2017 compared to $4.25 billion in 2016.
•

Truck sales were $3.87 billion in 2017 compared to $3.17 billion in 2016, primarily due to higher truck deliveries in the U.S. and Canada, Europe and Australia, and favorable currency translation effects.

•	Parts sales were a record $840.0 million in 2017 compared to $764.8 million in 2016 reflecting higher demand in all markets.
•	Financial Services revenues were $328.2 million in 2017 compared to $296.2 million in 2016. The increase was primarily the result of higher average operating lease assets.
•

Net income was $402.7 million ($1.14 per diluted share) in 2017 compared to $346.2 million ($.98 per diluted share) in 2016. The operating results reflect higher truck deliveries and record worldwide Parts segment sales and profit.

•	Capital investments were $115.3 million in 2017 compared to $111.4 million in 2016.
•	Research and development (R&D) expenses were $67.0 million in 2017 compared to $59.2 million in 2016.

First Nine Months Highlights:

•	Worldwide net sales and revenues were $14.00 billion in 2017 compared to $12.96 billion in 2016.
•

Truck sales were $10.55 billion in 2017 compared to $9.78 billion in 2016, primarily reflecting higher deliveries in the U.S. and Canada as well as Europe, partially offset by unfavorable currency translation effects.

•	Parts sales were a record $2.45 billion in 2017 compared to $2.24 billion in 2016 reflecting higher demand in all markets.
•

Financial Services revenues were $936.7 million in 2017 compared to $883.0 million in 2016. The increase was primarily revenues from higher average operating lease earning assets and higher used truck sales.

•

Net income was $1.09 billion ($3.08 per diluted share) in 2017 compared to $232.9 million ($.66 per diluted share) in 2016. Excluding the $833.0 million non-recurring EC charge, the Company earned adjusted net income (non-GAAP) of $1.07 billion ($3.03 per diluted share) in 2016. See Reconciliation of GAAP to non-GAAP Financial Measures on page 49. The operating results reflect higher truck deliveries and record worldwide Parts segment sales and profit, partially offset by lower truck margins and lower Financial Services segment results.

•	Capital investments were $275.1 million in 2017 compared to $265.8 million in 2016.
•	R&D expenses were $194.1 million in 2017 compared to $179.6 million in 2016.

In the third quarter of 2017, the Company opened the PACCAR Innovation Center in Sunnyvale, California. The advanced technology research and development center coordinates next-generation product development and identifies emerging technologies to enhance future vehicle performance. Technology areas of focus include advanced driver assistance systems, artificial intelligence, vehicle connectivity and powertrain electrification.

In the third quarter of 2017, the Company launched a new proprietary 12-speed automated transmission in North America, the lightest transmission for Class 8 on-highway vehicles. The PACCAR automated transmission is designed to complement the superior performance of PACCAR MX engines and PACCAR axles. The transmission also reduces vehicle weight by up to 105 pounds, enhances low-speed maneuverability through excellent gear ratio coverage, and contributes to increased customer uptime with its industry-leading 750,000 mile oil change interval.

PACCAR Inc – Form 10-Q

The Company’s Kenworth division will collaborate with the PACCAR Technical Center and the Company’s DAF division to launch its U.S. Department of Energy (DOE) SuperTruck II program. The five-year project will utilize the Kenworth T680 with a 76-inch sleeper and the fuel-efficient PACCAR MX-13 engine with the goal to double Class 8 vehicle freight efficiency and achieve greenhouse gas emissions requirements for model years 2021, 2024 and 2027.

Beginning in the first quarter of 2018, the Company’s DAF division will participate in a two-year truck platooning trial organized by the United Kingdom Department for Transport. The trial is organized to demonstrate that wirelessly-linked truck combinations, or platoons, can deliver improved efficiency to the transportation industry by lowering fuel consumption, reducing CO2 emissions, improving traffic flow and contributing to increased road safety.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 24 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with record total assets of $13.06 billion. PFS issued $1.33 billion in medium-term notes during the first nine months of 2017 to support portfolio growth.

Truck Outlook

Truck industry retail sales in the U.S. and Canada in 2017 are expected to be 210,000 to 220,000 units compared to 215,700 in 2016. Estimates for the U.S. and Canada truck industry retail sales in 2018 are in the range of 220,000 to 250,000 units. In Europe, the 2017 truck industry registrations for over 16-tonne vehicles are expected to be 300,000 to 310,000 units compared to 302,500 truck registrations in 2016.  In Europe, the 2018 truck industry registrations in the above 16-tonne truck market are projected to be in a range of 280,000 to 310,000 units. In South America, heavy-duty truck industry sales in 2017 are estimated to be in a range of 55,000 to 60,000 units compared to 56,500 in 2016. In South America, the 2018 heavy-duty truck industry sales are projected to be in a range of 65,000 to 70,000 units.

Parts Outlook

In 2017, PACCAR Parts sales in North America are expected to be 8-10% higher than 2016 sales. In 2018, North America parts sales are expected to grow 3-5%. In Europe, 2017 aftermarket parts sales are expected to be 3-4% higher than 2016 sales. In 2018, Europe aftermarket sales are expected to increase 2-4%.

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2017 are expected to be comparable to 2016. Current good levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. In 2018, average earning assets are expected to increase 1-3%.

Capital Spending and R&D Outlook

Capital investments in 2017 are expected to be $400 to $450 million and R&D is expected to be $260 to $270 million. These expenditures are focused on manufacturing facilities, new product development and enhanced aftermarket support.

In 2018, capital investments are projected to be $425 to $475 million and R&D is expected to be $270 to $300 million. The Company is investing in new truck models, integrated powertrain, enhanced aerodynamic truck designs, advanced driver assistance and truck connectivity technologies, and expanded manufacturing and parts distribution facilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

PACCAR Inc – Form 10-Q

RESULTS OF OPERATIONS:

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions, except per share amounts)	2017	2016	2017	2016
Net sales and revenues:
Truck	$3,867.4	$3,170.7	$10,551.1	$9,782.4
Parts	840.0	764.8	2,449.8	2,240.7
Other	24.1	17.7	64.2	56.5
Truck, Parts and Other	4,731.5	3,953.2	13,065.1	12,079.6
Financial Services	328.2	296.2	936.7	883.0
	$5,059.7	$4,249.4	$14,001.8	$12,962.6
Income (loss) before income taxes:
Truck	$357.4	$284.9	$922.8	$918.4
Parts	152.9	138.3	457.0	406.3
Other*	(8.7)	(7.8)	(28.1)	(862.4)
Truck, Parts and Other	501.6	415.4	1,351.7	462.3
Financial Services	71.2	71.0	191.5	228.6
Investment income	9.0	8.5	25.8	20.6
Income taxes	(179.1)	(148.7)	(483.0)	(478.6)
Net income	$402.7	$346.2	$1,086.0	$232.9
Diluted earnings per share	$1.14	$.98	$3.08	$.66
After-tax return on revenues	8.0%	8.1%	7.8%	1.8%
After-tax adjusted return on revenues**				8.2%

*	Other includes the EC charge of $833.0 for the first nine months of 2016.
**	See Reconciliation of GAAP to Non-GAAP Financial Measures for 2016 on page 49.

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

PACCAR Inc – Form 10-Q

2017 Compared to 2016:

Truck

The Company’s Truck segment accounted for 76% and 75% of revenues in the third quarter and first nine months of 2017, respectively, compared to 75% in the third quarter and first nine months of 2016.

The Company’s new truck deliveries are summarized below:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2017	2016	% CHANGE	2017	2016	% CHANGE
U.S. and Canada	23,300	18,800	24	61,500	57,100	8
Europe	12,400	11,600	7	40,500	38,200	6
Mexico, South America, Australia and other	4,500	4,500		12,600	11,700	8

Total units	40,200	34,900	15	114,600	107,000	7

In the first nine months of 2017, industry retail sales in the heavy-duty market in the U.S. and Canada decreased to 152,900 units from 166,700 units in the same period of 2016. The Company’s heavy-duty truck retail market share was 30.1% in the first nine months of 2017 compared to 27.9% in the first nine months of 2016. The medium-duty market was 64,900 units in the first nine months of 2017 compared to 65,100 units in the same period of 2016. The Company’s medium-duty market share was 16.2% in the first nine months of 2017 compared to 15.9% in 2016.

The over 16‑tonne truck market in Europe in the first nine months of 2017 was 226,300 units compared to 224,500 units in the first nine months of 2016. DAF EU market share was 15.1% in the first nine months of 2017 compared to 15.6% in the same period of 2016. The 6 to 16‑tonne market in the first nine months of 2017 was 38,500 units compared to 38,400 units in the first nine months of 2016. DAF market share in the 6 to 16-tonne market in the first nine months of 2017 was 10.5% compared to 9.7% in the same period of 2016. DAF deliveries in 2017 also reflect higher deliveries to Russia.

Mexico, South America, Australia and other deliveries in the third quarter declined in Mexico but were offset by higher deliveries in Australia and South America.

The Company’s worldwide truck net sales and revenues are summarized below:

	Three Months Ended			Nine Months Ended
($ in millions)	September 30			September 30
	2017	2016	% CHANGE	2017	2016	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$2,444.6	$1,901.5	29	$6,430.9	$5,855.7	10
Europe	958.7	843.2	14	2,893.5	2,821.9	3
Mexico, South America, Australia and other	464.1	426.0	9	1,226.7	1,104.8	11
	$3,867.4	$3,170.7	22	$10,551.1	$9,782.4	8
Truck income before income taxes	$357.4	$284.9	25	$922.8	$918.4
Pre-tax return on revenues	9.2%	9.0%		8.7%	9.4%

The Company’s worldwide truck net sales and revenues in the third quarter increased to $3.87 billion in 2017 from $3.17 billion in 2016, primarily due to higher truck deliveries in the U.S. and Canada, Europe and Australia, and favorable currency translation effects. In the first nine months of 2017, worldwide truck net sales and revenues were $10.55 billion compared to $9.78 billion in 2016, reflecting higher truck deliveries in the U.S. and Canada, Europe, and Australia, partially offset by unfavorable currency translation effects.

For the third quarter of 2017, Truck segment income before taxes and pretax return on revenues reflect the impact of higher truck unit deliveries. For the first nine months, Truck segment income before taxes and pretax return on revenues reflect higher truck deliveries, largely offset by lower gross margins and the effects of translating weaker foreign currencies into the U.S. dollar.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended September 30, 2017 and 2016 for the Truck segment are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended September 30, 2016	$3,170.7	$2,796.2	$374.5
Increase (decrease)
Truck delivery volume	600.5	510.8	89.7
Average truck sales prices	34.0		34.0
Average per truck material, labor and other direct costs		21.2	(21.2)
Factory overhead and other indirect costs		20.5	(20.5)
Operating leases	1.1	.7	.4
Currency translation	61.1	59.8	1.3
Total increase	696.7	613.0	83.7
Three Months Ended September 30, 2017	$3,867.4	$3,409.2	$458.2

•

Truck delivery volume reflects higher truck deliveries which resulted in higher sales and cost of sales, primarily in the U.S. and Canada ($499.2 million sales and $423.2 million cost of sales), Europe ($74.1 million sales and $60.3 million cost of sales) and Australia ($68.8 million sales and $55.8 cost of sales), partially offset by lower truck deliveries in Mexico which resulted in lower sales ($53.8 million) and cost of sales ($43.7 million).

•	Average truck sales prices increased sales by $34.0 million, primarily due to higher price realization in the U.S. and Canada ($24.2 million) and Europe ($7.5 million).
•	Average cost per truck increased cost of sales by $21.2 million, reflecting higher material costs.
•	Factory overhead and other indirect costs increased $20.5 million, primarily due to higher salaries and related expense ($11.4 million) and higher maintenance costs ($8.9 million).
•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar.
•	Truck gross margin was 11.8% in the third quarter of 2017 and 2016.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the nine months ended September 30, 2017 and 2016 for the Truck segment are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Nine Months Ended September 30, 2016	$9,782.4	$8,589.4	$1,193.0
Increase (decrease)
Truck delivery volume	845.0	728.2	116.8
Average truck sales prices	36.6		36.6
Average per truck material, labor and other direct costs		47.8	(47.8)
Factory overhead and other indirect costs		43.2	(43.2)
Operating leases	(68.1)	(66.1)	(2.0)
Currency translation	(44.8)	(5.1)	(39.7)
Total increase	768.7	748.0	20.7
Nine Months Ended September 30, 2017	$10,551.1	$9,337.4	$1,213.7

•

Truck delivery volume primarily reflects higher truck deliveries in the U.S. and Canada which resulted in higher sales and cost of sales ($526.1 million sales and $450.8 million cost of sales) and Europe ($209.3 million sales and $180.4 million cost of sales).

•

Average truck sales prices increased sales by $36.6 million, primarily due to higher price realization in Europe ($32.2 million) and the U.S. and Canada ($22.0 million), partially offset by lower price realization in Mexico ($14.0 million).

•	Average cost per truck increased cost of sales by $47.8 million, reflecting higher material costs.
•

Factory overhead and other indirect costs increased $43.2 million, primarily due to higher salaries and related expenses ($17.2 million), higher maintenance costs ($15.1 million) as well as higher depreciation expense ($7.5 million).

•	Operating lease revenues decreased by $68.1 million and cost of sales decreased by $66.1 million, reflecting higher revenues deferred and lower revenues recognized.
•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the British pound relative to the U.S. dollar.
•	Truck gross margins in the first nine months of 2017 of 11.5% decreased from 12.2% in the same period in 2016 primarily due to the factors noted above.

Truck SG&A in the third quarter of 2017 increased to $51.1 million from $47.8 million in the third quarter of 2016, and in the first nine months of 2017, Truck SG&A increased to $150.2 million from $147.6 million in the first nine months of 2016. The increase for both periods was primarily due to higher professional fees and salaries and related expenses, partially offset by lower sales and marketing expenses.

As a percentage of sales, Truck SG&A decreased to 1.3% in the third quarter of 2017 from 1.5% in the third quarter of 2016. In the first nine months of 2017, Truck SG&A as a percentage of sales decreased to 1.4% from 1.5% in the first nine months of 2016. The decrease for both periods was primarily due to higher net sales.

PACCAR Inc – Form 10-Q

Parts

The Company’s Parts segment accounted for 17% of revenues in the third quarter and first nine months of 2017 compared to 18% and 17% in the third quarter and first nine months of 2016, respectively.

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2017	2016	% CHANGE	2017	2016	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$547.5	$501.5	9	$1,610.1	$1,440.0	12
Europe	200.3	185.5	8	582.5	570.8	2
Mexico, South America, Australia and other	92.2	77.8	19	257.2	229.9	12
	$840.0	$764.8	10	$2,449.8	$2,240.7	9
Parts income before income taxes	$152.9	$138.3	11	$457.0	$406.3	12
Pre-tax return on revenues	18.2%	18.1%		18.7%	18.1%

The Company’s worldwide parts net sales and revenues for the third quarter increased to a record $840.0 million in 2017 from $764.8 million in 2016, and for the first nine months, worldwide parts net sales and revenues increased to a record $2.45 billion in 2017 from $2.24 billion in 2016, primarily due to higher aftermarket demand in all markets.

For the third quarter and first nine months of 2017, the increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher sales volume.

The major factors for the changes in net sales, cost of sales and gross margin between the three months ended September 30, 2017 and 2016 for the Parts segment are as follows:

	NET	COST	GROSS
($ in millions)	SALES	OF SALES	MARGIN
Three Months Ended September 30, 2016	$764.8	$560.0	$204.8
Increase (decrease)
Aftermarket parts volume	62.3	38.5	23.8
Average aftermarket parts sales prices	3.8		3.8
Average aftermarket parts direct costs		8.6	(8.6)
Warehouse and other indirect costs		4.1	(4.1)
Currency translation	9.1	7.3	1.8
Total increase	75.2	58.5	16.7
Three Months Ended September 30, 2017	$840.0	$618.5	$221.5

•	Aftermarket parts sales volume increased by $62.3 million and related cost of sales increased by $38.5 million due to higher demand in all markets, primarily in North America and Europe.
•	Average aftermarket parts sales prices increased sales by $3.8 million, primarily due to higher price realization in the U.S. and Canada.
•	Average aftermarket parts direct costs increased $8.6 million due to higher material costs.
•	Warehouse and other indirect costs increased $4.1 million, primarily due to higher salaries and related expenses to support higher sales volume.
•	The currency translation effect on sales and cost of sales reflects an increase in the value of the euro relative to the U.S. dollar.
•	Parts gross margins in the third quarter of 2017 decreased to 26.4% from 26.8% in the third quarter of 2016 due to the factors noted above.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales, cost of sales and gross margin between the nine months ended September 30, 2017 and 2016 for the Parts segment are as follows:

	NET	COST	GROSS
($ in millions)	SALES	OF SALES	MARGIN
Nine Months Ended September 30, 2016	$2,240.7	$1,634.7	$606.0
Increase (decrease)
Aftermarket parts volume	195.9	129.8	66.1
Average aftermarket parts sales prices	26.4		26.4
Average aftermarket parts direct costs		20.3	(20.3)
Warehouse and other indirect costs		11.4	(11.4)
Currency translation	(13.2)	(2.8)	(10.4)
Total increase	209.1	158.7	50.4
Nine Months Ended September 30, 2017	$2,449.8	$1,793.4	$656.4

•	Aftermarket parts sales volume increased by $195.9 million and related cost of sales increased by $129.8 million due to higher demand in all markets, primarily in the U.S. and Canada.
•	Average aftermarket parts sales prices increased sales by $26.4 million, reflecting higher price realization in the U.S. and Canada and Europe.
•	Average aftermarket parts direct costs increased $20.3 million due to higher material costs.
•	Warehouse and other indirect costs increased $11.4 million, primarily due to higher salaries and related expenses to support the higher sales volume.
•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the British pound relative to the U.S. dollar.
•	Parts gross margins in the first nine months of 2017 decreased to 26.8% from 27.0% in the first nine months of 2016 due to the factors noted above.

Parts SG&A expense increased in the third quarter to $50.1 million in 2017 from $48.1 million in 2016, and for the first nine months to $145.6 million in 2017 from $144.3 million in 2016, due to higher salaries and related expenses.

As a percentage of sales, Parts SG&A decreased to 6.0% in the third quarter of 2017 from 6.3% in the third quarter of 2016. For the first nine months of 2017, Parts SG&A as a percentage of sales was 5.9%, down from 6.4% in the first nine months of 2016. The decrease for both periods was primarily due to higher net sales.

PACCAR Inc – Form 10-Q

Financial Services

The Company’s Financial Services segment accounted for 6% of revenues in the third quarter and 7% of revenues for the first nine months of 2017 compared to 7% in the third quarter and first nine months of 2016.

	Three Months Ended			Nine Months Ended
($ in millions)	September 30			September 30
	2017	2016	% CHANGE	2017	2016	% CHANGE
New loan and lease volume:
U.S. and Canada	$646.4	$654.4	(1)	$1,667.2	$1,849.2	(10)
Europe	248.9	248.6		753.0	795.8	(5)
Mexico, Australia and other	190.7	155.4	23	522.2	423.9	23
	$1,086.0	$1,058.4	3	$2,942.4	$3,068.9	(4)
New loan and lease volume by product:
Loans and finance leases	$850.7	$710.4	20	$2,239.5	$2,144.3	4
Equipment on operating lease	235.3	348.0	(32)	702.9	924.6	(24)
	$1,086.0	$1,058.4	3	$2,942.4	$3,068.9	(4)
New loan and lease unit volume:
Loans and finance leases	8,120	7,210	13	23,000	21,880	5
Equipment on operating lease	2,200	3,290	(33)	6,930	9,040	(23)
	10,320	10,500	(2)	29,930	30,920	(3)
Average earning assets:
U.S. and Canada	$7,395.4	$7,505.4	(1)	$7,287.4	$7,464.2	(2)
Europe	2,936.4	2,616.3	12	2,816.7	2,682.2	5
Mexico, Australia and other	1,682.4	1,463.6	15	1,584.5	1,463.8	8
	$12,014.2	$11,585.3	4	$11,688.6	$11,610.2	1
Average earning assets by product:
Loans and finance leases	$7,455.2	$7,286.8	2	$7,342.4	$7,303.8	1
Dealer wholesale financing	1,580.6	1,592.3	(1)	1,489.6	1,680.7	(11)
Equipment on lease and other	2,978.4	2,706.2	10	2,856.6	2,625.7	9
	$12,014.2	$11,585.3	4	$11,688.6	$11,610.2	1
Revenues:
U.S. and Canada	$188.9	$173.6	9	$545.7	$512.4	6
Europe	79.6	71.8	11	223.1	214.8	4
Mexico, Australia and other	59.7	50.8	18	167.9	155.8	8
	$328.2	$296.2	11	$936.7	$883.0	6
Revenue by product:
Loans and finance leases	$96.8	$92.1	5	$278.3	$278.0
Dealer wholesale financing	14.4	13.8	4	39.3	42.4	(7)
Equipment on lease and other	217.0	190.3	14	619.1	562.6	10
	$328.2	$296.2	11	$936.7	$883.0	6
Income before income taxes	$71.2	$71.0		$191.5	$228.6	(16)

For the third quarter, new loan and lease volume was $1,086.0 million in 2017 compared to $1,058.4 million in 2016 and for the first nine months was $2,942.4 million in 2017 compared to $3,068.9 million in 2016.

In the third quarter of 2017, PFS finance market share on new PACCAR truck sales was 24.7% compared to 27.2% in the third quarter of 2016. In the first nine months of 2017, PFS finance market share on new PACCAR truck sales was 24.5% compared to 25.7% in the first nine months of 2016.

In the third quarter, PFS revenue increased to $328.2 million in 2017 from $296.2 million in 2016, primarily due to higher average operating lease earning assets and effects of currency translation, which increased third quarter 2017 PFS revenues by $5.3 million.  In the first nine months, PFS revenue increased to $936.7 million in 2017 from $883.0 million in 2016, primarily due to higher average operating lease earning assets and higher used truck sales, partially offset by the effects of currency translation, which lowered PFS revenues by $7.2 million for the first nine months of 2017.

PACCAR Inc – Form 10-Q

PFS income before income taxes of $71.2 million in the third quarter of 2017 was comparable to the $71.0 million earned in the third quarter of 2016, reflecting higher average earning asset balances and the effects of currency translation, largely offset by lower results on returned lease assets and higher borrowing rates. For the first nine months, PFS income before income taxes decreased to $191.5 million in 2017 from $228.6 million in 2016, primarily due to lower results on returned lease assets, higher borrowing rates, a higher provision for losses on receivables and the effects of translating weaker foreign currencies to the U.S. dollar, partially offset by higher average earning assets. The currency exchange impact increased PFS income before income taxes by $1.4 million for the third quarter of 2017 and lowered PFS income before income taxes by $1.7 million for the first nine months of 2017.

Included in Financial Services “Other Assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $203.2 million at September 30, 2017 and $267.2 million at December 31, 2016. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also includes trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

The Company recognized losses on used trucks, excluding repossessions, of $8.6 million in the third quarter of 2017 compared to $6.3 million in the third quarter of 2016, including losses on multiple unit transactions of $6.3 million in the third quarter of 2017 compared to $2.0 million in the third quarter of 2016. Used truck losses related to repossessions, which are recognized as credit losses, were $.7 million and $.9 million in the third quarter of 2017 and 2016, respectively.

The Company recognized losses on used trucks, excluding repossessions, of $31.6 million in the first nine months of 2017 compared to $10.8 million in the same period of 2016, including losses on multiple unit transactions of $21.9 million in the first nine months of 2017 compared to $5.4 million in the first nine months of 2016. Used truck losses related to repossessions, which are recognized as credit losses, were $3.8 million and $2.7 million in the first nine months of 2017 and 2016, respectively.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the three months ended September 30, 2017 and 2016 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended September 30, 2016	$105.9	$32.2	$73.7
Increase (decrease)
Average finance receivables	.9		.9
Average debt balances		.5	(.5)
Yields	2.6		2.6
Borrowing rates		5.0	(5.0)
Currency translation	1.8	.6	1.2
Total increase (decrease)	5.3	6.1	(.8)
Three Months Ended September 30, 2017	$111.2	$38.3	$72.9

•

Average finance receivables increased $72.1 million (excluding foreign exchange effects) in the third quarter of 2017 as a result of retail portfolio new business volume exceeding collections and higher average dealer wholesale financing.

•

Average debt balances increased $125.9 million (excluding foreign exchange effects) in the third quarter of 2017. The higher average debt balances reflect funding for a higher average earnings asset portfolio, which includes loans, finance leases, wholesale and equipment on operating lease.

•

Higher portfolio yields (4.8% in 2017 compared to 4.7% in 2016) increased interest and fees by $2.6 million. The higher portfolio yields reflect higher lending volumes in North America which have higher market rates than Europe.

•	Higher borrowing rates (1.7% in 2017 compared to 1.5% in 2016) were primarily due to higher debt market rates in North America, partially offset by lower debt market rates in Europe.
•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar.

PACCAR Inc – Form 10-Q

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the nine months ended September 30, 2017 and 2016 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Nine Months Ended September 30, 2016	$320.4	$95.1	$225.3
(Decrease) increase
Average finance receivables	(2.4)		(2.4)
Average debt balances		1.1	(1.1)
Yields	2.6		2.6
Borrowing rates		14.5	(14.5)
Currency translation	(3.0)	(.9)	(2.1)
Total (decrease) increase	(2.8)	14.7	(17.5)
Nine Months Ended September 30, 2017	$317.6	$109.8	$207.8

•	Average finance receivables decreased $72.7 million (excluding foreign exchange effects) in the first nine months of 2017 as a result of lower average dealer wholesale financing.
•

Average debt balances increased $85.3 million (excluding foreign exchange effects) in the first nine months of 2017. The higher average debt balances reflect funding for a higher average earnings asset portfolio, which includes loans, finance leases, wholesale and equipment on operating lease.

•

Higher portfolio yields (4.82% in 2017 compared to 4.77% in 2016) increased interest and fees by $2.6 million. The higher portfolio yields reflect higher lending volumes in North America which have higher market rates than Europe.

•	Higher borrowing rates (1.7% in 2017 compared to 1.5% in 2016) were primarily due to higher debt market rates in North America, partially offset by lower debt market rates in Europe.
•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30		September 30
	2017	2016	2017	2016
Operating lease and rental revenues	$202.4	$180.2	$578.8	$534.9
Used truck sales and other	14.6	10.1	40.3	27.7
Operating lease, rental and other revenues	$217.0	$190.3	$619.1	$562.6
Depreciation of operating lease equipment	$149.3	$130.4	$434.4	$378.1
Vehicle operating expenses	24.9	22.2	71.6	67.2
Cost of used truck sales and other	12.0	10.0	32.7	24.6
Depreciation and other expenses	$186.2	$162.6	$538.7	$469.9

PACCAR Inc – Form 10-Q

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended September 30, 2017 and 2016 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended September 30, 2016	$190.3	$162.6	$27.7
Increase (decrease)
Used truck sales	3.5	4.0	(.5)
Results on returned lease assets		2.6	(2.6)
Average operating lease assets	16.4	14.1	2.3
Revenue and cost per asset	2.2	2.5	(.3)
Currency translation and other	4.6	.4	4.2
Total increase (decrease)	26.7	23.6	3.1
Three Months Ended September 30, 2017	$217.0	$186.2	$30.8

•

A higher volume of used truck sales increased operating lease, rental and other revenues by $3.5 million. Depreciation and other expenses increased by $4.0 million due to higher volume of truck sales and losses on multiple unit transactions.

•	Results on returned lease assets increased depreciation and other expenses by $2.6 million, primarily due to higher losses on sales of returned lease units.
•	Average operating lease assets increased $235.5 million (excluding foreign exchange effects), which increased revenues by $16.4 million and related depreciation and other expenses by $14.1 million.
•

Revenue per asset increased $2.2 million primarily due to higher rental income. Cost per asset increased $2.5 million due to higher depreciation expense, partially offset by lower vehicle operating expenses.

•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar.

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the nine months ended September 30, 2017 and 2016 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Nine Months Ended September 30, 2016	$562.6	$469.9	$92.7
Increase (decrease)
Used truck sales	10.9	10.1	.8
Results on returned lease assets		21.6	(21.6)
Average operating lease assets	45.7	38.5	7.2
Revenue and cost per asset	2.3	4.4	(2.1)
Currency translation and other	(2.4)	(5.8)	3.4
Total increase (decrease)	56.5	68.8	(12.3)
Nine Months Ended September 30, 2017	$619.1	$538.7	$80.4

•	A higher volume of used truck sales increased operating lease, rental and other revenues by $10.9 million and increased depreciation and other expenses by $10.1 million.
•	Results on returned lease assets increased depreciation and other expenses by $21.6 million, primarily due to higher losses on sales of returned lease units.
•	Average operating lease assets increased $240.8 million (excluding foreign exchange effects), which increased revenues by $45.7 million and related depreciation and other expenses by $38.5 million.
•

Revenue per asset increased $2.3 million primarily due to higher rental income. Cost per asset increased $4.4 million due to higher depreciation expense, partially offset by lower vehicle operating expenses.

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar.

PACCAR Inc – Form 10-Q

The following table summarizes the provision for losses on receivables and net charge-offs:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$3.2	$3.9	$11.5	$12.0
Europe	.2	.4	1.6	1.1
Mexico, Australia and other	1.3	.8	4.3	1.7
	$4.7	$5.1	$17.4	$14.8

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$3.9	$3.8	$10.2	$11.2
Europe	.2	.4	1.0	.9
Mexico, Australia and other	1.0	.7	3.3	2.7
	$5.1	$4.9	$14.5	$14.8

The provision for losses on receivables was $4.7 million for the third quarter of 2017 compared to $5.1 million in 2016. For the first nine months of 2017, the provision for losses on receivables was $17.4 million compared to $14.5 million in 2016, reflecting continued good portfolio performance.

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

PACCAR Inc – Form 10-Q

The post-modification balance of accounts modified during the nine months ended September 30, 2017 and 2016 are summarized below:

($ in millions)
Nine Months Ended September 30,	2017		2016
	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$138.0	2.4%	$186.8	3.4%
Insignificant delay	67.1	1.2%	80.1	1.5%
Credit – no concession	48.2	.9%	45.9	.8%
Credit – TDR	18.0	.3%	26.7	.5%
	$271.3	4.8%	$339.5	6.2%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

Modification activity decreased in the first nine months of 2017 compared to the first nine months of 2016. The decrease in modifications for commercial reasons reflects lower volumes of refinancing, primarily in the U.S. The decrease in modifications for insignificant delay reflects fewer fleet customers requesting payment relief for up to three months. Credit-TDR modifications decreased to $18.0 in 2017 from $26.7 in 2016 mainly due to the contract modifications for two fleet customers in 2016.

The following table summarizes the Company’s 30+ days past due accounts:

	September 30 2017	December 31 2016	September 30 2016
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.3%	.3%	.3%
Europe	.6%	.5%	.6%
Mexico, Australia and other	2.0%	1.8%	2.2%
Worldwide	.6%	.5%	.6%

Accounts 30+ days past due was .6% at September 30, 2017 compared to .5% at December 31, 2016, primarily due to higher past due accounts in Europe and Mexico. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $2.2 million of accounts worldwide during the third quarter of 2017, $2.6 million during the fourth quarter of 2016 and $2.8 million during the third quarter of 2016 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	September 30 2017	December 31 2016	September 30 2016
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.3%	.3%	.3%
Europe	.6%	.5%	.6%
Mexico, Australia and other	2.2%	2.0%	2.5%
Worldwide	.7%	.6%	.6%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at September 30, 2017, December 31, 2016 and September 30, 2016. The effect on the allowance for credit losses from such modifications was not significant at September 30, 2017, December 31, 2016 and September 30, 2016.

The Company’s annualized pre-tax return on average earning assets for Financial Services was 2.4% and 2.2% for the third quarter and the first nine months of 2017, respectively, compared to 2.4% and 2.6% for the same periods in 2016.

PACCAR Inc – Form 10-Q

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including the EC charge and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the third quarter and first nine months of 2017 and 2016. Other SG&A increased to $11.7 million for the third quarter of 2017 from $9.6 million for the third quarter of 2016, and for the first nine months, other SG&A increased to $36.2 million in 2017 from $34.0 million in 2016. The increase in other SG&A for both periods was primarily due to higher labor related costs.

For the third quarter, other income (loss) before tax was a loss of $8.7 million in 2017 compared to a loss of $7.8 million in 2016. For the first nine months, other income (loss) before tax was a loss of $28.1 million in 2017 compared to a loss of $862.4 million in 2016, which included the impact of the $833.0 million EC charge.

Investment income for the third quarter increased to $9.0 million in 2017 from $8.5 million in 2016, and for the first nine months, investment income increased to $25.8 million in 2017 from $20.6 million in 2016. The higher investment income in the third quarter and first nine months of 2017 was primarily due to higher average U.S. portfolio balances and higher yields on U.S. investments due to higher market interest rates.

Income Taxes

The effective tax rate for the third quarter of 2017 was 30.8% compared to 30.0% for the third quarter of 2016, primarily due to the increase in mix of income generated in jurisdictions with higher tax rates in 2017 as compared to 2016. For the first nine months, the effective tax rate was 30.8% in 2017 compared to 67.3% in 2016. Substantially all of the difference in tax rate was due to the non-deductible expense of $833.0 million for the EC charge in 2016.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30		September 30
	2017	2016	2017	2016
Domestic income before taxes	$385.6	$318.5	$996.5	$959.6
Foreign income (loss) before taxes	196.2	176.4	572.5	(248.1)
Total income before taxes	$581.8	$494.9	$1,569.0	$711.5
Domestic pre-tax return on revenues	13.5%	13.2%	12.8%	13.2%
Foreign pre-tax return on revenues	8.9%	9.6%	9.2%	(4.4)%
Total pre-tax return on revenues	11.5%	11.6%	11.2%	5.5%

For the third quarter of 2017, the increase in domestic income before income taxes and return on revenues was primarily due to higher revenues from truck and parts operations. The increase in income before income taxes for foreign operations was primarily due to higher revenues from truck and parts operations. The decline in foreign return on revenues was primarily due to a higher mix of truck results and currency impacts.

For the first nine months of 2017, the increase in income before income taxes for domestic operations was primarily due to higher revenues from truck and parts operations, partially offset by lower financial services results. The decline in domestic return on revenues was primarily due to lower margins from finance operations. In the first nine months of 2016, the EC charge of $833.0 million resulted in a loss before income taxes and a negative return on revenues for foreign operations. Excluding the 2016 EC charge, foreign operations income before income taxes and return on revenues decreased slightly in the first nine months of 2017 primarily due to lower truck margins in Europe and Mexico.

PACCAR Inc – Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES:

	September 30	December 31
($ in millions)	2017	2016
Cash and cash equivalents	$2,313.3	$1,915.7
Marketable debt securities	1,216.0	1,140.9
	$3,529.3	$3,056.6

The Company’s total cash and marketable debt securities at September 30, 2017 increased $472.7 million from the balances at December 31, 2016, primarily due to an increase in cash and cash equivalents.

The change in cash and cash equivalents is summarized below:

($ in millions)
Nine Months Ended September 30,	2017	2016
Operating activities:
Net income	$1,086.0	$232.9
Net income items not affecting cash	826.8	762.3
Changes in operating assets and liabilities, net	(90.3)	495.3
Net cash provided by operating activities	1,822.5	1,490.5
Net cash used in investing activities	(1,139.5)	(921.4)
Net cash used in financing activities	(369.3)	(832.0)
Effect of exchange rate changes on cash	83.9	34.4
Net increase (decrease) in cash and cash equivalents	397.6	(228.5)
Cash and cash equivalents at beginning of period	1,915.7	2,016.4
Cash and cash equivalents at end of period	$2,313.3	$1,787.9

Operating activities:  Cash provided by operations increased by $332.0 million to $1,822.5 million in the first nine months of 2017 from $1,490.5 million in 2016. Higher operating cash flows reflect higher net income of $1,086.0 million in 2017, compared to net income of $232.9 million in 2016, which includes payment of the $833.0 million EC charge. In addition, there were higher cash inflows of $443.2 million from accounts payable and accrued expenses as purchases of goods and services exceeded payments. The higher cash inflows were offset by Financial Services segment wholesale receivables of $528.1 million as originations exceeded cash receipts in the first nine months of 2017 ($316.3 million) compared to cash receipts exceeding originations in 2016 ($211.8 million). In addition, there was a higher cash usage of $266.2 million from accounts receivable as sales and services exceeded cash receipts, and higher net purchases of inventory of $200.4 million.

Investing activities:  Cash used in investing activities increased by $218.1 million to $1,139.5 million in the first nine months of 2017 from $921.4 million in 2016. Higher net cash used in investing activities reflects $405.5 million in marketable debt securities as there was $34.8 million in net purchases of marketable debt securities in 2017 compared to $370.7 million in net proceeds from sales of marketable debt securities in 2016. The outflows were partially offset by lower cash used in the acquisitions of equipment for operating leases of $154.5 million, less net originations of $39.3 million from retail loans and direct financing leases, and higher proceeds from assets disposals of $36.1 million.

Financing activities:  Cash used in financing activities decreased by $462.7 million to $369.3 million for the first nine months of 2017 from $832.0 million in 2016. The Company paid $470.4 million in dividends in the first nine months of 2017 compared to $745.2 million in 2016; the decrease of $274.8 million was primarily due to a lower special dividend paid in January 2017 than the special dividend paid in January 2016. In the first nine months of 2016, the Company repurchased 1.1 million shares of common stock for $56.3 million, and there were no stock repurchases in 2017. In the first nine months of 2017, the Company issued $1,371.0 million of term debt, increased its outstanding commercial paper and short-term bank loans by $261.9 million and repaid term debt of $1,560.0 million. In the nine months of 2016, the Company issued $1,864.4 million of term debt, repaid term debt of $1,622.6 million and reduced its outstanding commercial paper and short-term bank loans by $283.6 million. This resulted in cash provided by borrowing activities of $72.9 million in the first nine months of 2017, $114.7 million higher than the cash used in borrowing activities of $41.8 million in 2016.

PACCAR Inc – Form 10-Q

Credit Lines and Other

The Company has line of credit arrangements of $3.55 billion, of which $3.32 billion were unused at September 30, 2017. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion expires in June 2018, $1.0 billion expires in June 2021 and $1.0 billion expires in June 2022. The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the nine months ended September 30, 2017.

On September 23, 2015, PACCAR’s Board of Directors approved the repurchase of up to $300.0 million of the Company’s common stock, and as of September 30, 2017, $206.7 million of shares have been repurchased pursuant to the 2015 authorization.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for property, plant and equipment in the first nine months of 2017 increased to $270.2 million from $260.0 million for the same period of 2016. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $6.17 billion, and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2017, capital investments are expected to be $400 to $450 million and R&D is expected to be $260 to $270 million. These expenditures are focused on manufacturing facilities, new product development and enhanced aftermarket support. In 2018, capital investments are projected to be $425 to $475 million, and R&D is expected to be $270 to $300 million. The Company is investing in PACCAR’s new truck models, integrated powertrain, enhanced aerodynamic truck designs, advanced driver assistance and truck connectivity technologies, and expanded manufacturing and parts distribution facilities.

The Company conducts business in certain countries which have been experiencing or may experience significant financial stress, fiscal or political strain and are subject to the corresponding potential for default. The Company routinely monitors its financial exposure to global financial conditions, global counterparties and operating environments. As of September 30, 2017, the Company’s exposures in such countries were insignificant.

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

In November 2015, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of September 30, 2017 was $4.45 billion. The registration expires in November 2018 and does not limit the principal amount of debt securities that may be issued during that period. PFC intends to renew the registration in 2018.

As of September 30, 2017, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.32 billion available for issuance under a €2.50 billion medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2017 and is renewable annually through the filing of new listing particulars.

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At September 30, 2017, 6.90 billion pesos were available for issuance.

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

Management utilizes these non-GAAP measures to evaluate the Company’s performance and believes these measures allow investors and management to evaluate operating trends by excluding a significant non-recurring charge that is not representative of underlying operating trends. Reconciliations from the most directly comparable GAAP measures to adjusted non-GAAP measures are as follows:

Nine Months Ended
($ in millions, except per share amounts)	September 30, 2016
Net income	$232.9
Non-recurring European Commission charge	833.0
Adjusted net income (non-GAAP)	$1,065.9
Per diluted share
Net income	$.66
Non-recurring European Commission charge	2.37
Adjusted net income (non-GAAP)	$3.03
After-tax return on revenues	1.8%
Non-recurring European Commission charge	6.4%
After-tax adjusted return on revenues (non-GAAP) *	8.2%

*	Calculated using adjusted net income.

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs; litigation, including EC-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016.

PACCAR Inc – Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the nine months ended September 30, 2017. For additional information, refer to Item 7A as presented in the 2016 Annual Report on Form 10‑K.

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

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the nine months ended September 30, 2017.

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company’s business or financial condition.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2016 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the nine months ended September 30, 2017.

(c)	Issuer purchases of equity securities.

On September 23, 2015, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of September 30, 2017, the Company has repurchased 4.1 million shares for $206.7 million under this plan. There were no repurchases made under this plan during the third quarter of 2017.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

PACCAR Inc – Form 10-Q

INDEX TO EXHIBITS

Exhibit (in order of assigned index numbers)

Exhibit Number					Date of First Filing	Exhibit Number	File Number
		Exhibit Description		Form

(3)	(i)	Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc		10-Q	May 4, 2016	3(i)	001-14817

	(ii)	Bylaws:

		(a)	Fourth Amended and Restated Bylaws of PACCAR Inc	8-K	April 29, 2016	3(ii)	001-14817

(4)			Instruments defining the rights of security holders, including indentures**:

		(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

		(b)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

		(c)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

		(d)	Form of InterNotes, Series C (PACCAR Financial Corp.)	S-3	November 5, 2015	4.4	333-207838

		(e)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

		(f)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 11, 2015	10-Q	August 6, 2015	4(g)	001-14817

		(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2016	10-K	February 21, 2017	4(i)	001-14817

		(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 10, 2017	10-Q	August 4, 2017	4(h)	001-14817

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

(10)			Material Contracts:

		(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

		(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

		(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number				Date of First Filing	Exhibit Number	File Number
	Exhibit Description		Form

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	Appendix A	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

	(g)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (effective 01/01/16)	10-Q	August 6, 2015	10(i)	001-14817

	(h)	PACCAR Inc Long Term Incentive Plan	8-K	September 19, 2016	10(j)	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

	(j)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

	(k)	PACCAR Inc Long Term Incentive Plan, 2014 Form of Nonstatutory Stock Option Agreement	10-Q	August 7, 2013	10(l)	001-14817

	(l)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	8-K	February 5, 2007	99.1	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, 2010 Form of Restricted Stock Award Agreement	10-K	February 26, 2010	10(m)	001-14817

	(n)	PACCAR Inc Long Term Incentive Plan, Alternate Form of Restricted Stock Award Agreement	10-K	March 1, 2011	10(n)	001-14817

	(o)	PACCAR Inc Long Term Incentive Plan, 2016 Restricted Stock Award Agreement	10-Q	August 6, 2015	10(q)	001-14817

	(p)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

	(q)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	8-K	May 16, 2007	10.1	001-14817

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

			10-Q	November 7, 2013	10(u)	001-14817

	(t)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Deferred Restricted Stock Unit Grant Agreement	10-K	February 26, 2015	10(t)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number			Date of First Filing	Exhibit Number	File Number
	Exhibit Description	Form
(u)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Restricted Stock Grant Agreement	10-K	February 26, 2015	10(u)	001-14817

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

(a)		Certification of Principal Executive Officer*

(b)		Certification of Principal Financial Officer*

(32)		Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)		XBRL Instance Document*

(101.SCH)		XBRL Taxonomy Extension Schema Document*

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	November 3, 2017	By	/s/ M. T. Barkley
M. T. Barkley
Senior Vice President and Controller
(Authorized Officer and Chief Accounting Officer)