Form 10-K
period 2017-12-31
PACCAR INC
filed 2018-02-21
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017:

Common Stock, $1 par value ‑ $22.71 billion

The number of shares outstanding of the registrant's classes of common stock, as of January 31, 2018:

Common Stock, $1 par value – 351,986,606 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on May 1, 2018 are incorporated by reference into Part III.

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

TRUCKS

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. The Company also manufactures engines, primarily for use in the Company’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil.  PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington; Ste. Therese, Canada and Mexicali, Mexico.  PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada and Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF COE trucks assembled in the United Kingdom (U.K.) by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the U.K.  PACCAR competes in the Brazilian heavy truck market with DAF models assembled at Ponta Grossa in the state of Paraná, Brasil.  PACCAR competes in the Australian light and heavy truck markets with Kenworth conventional and COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models assembled in the U.K.  Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounted for 76% of total 2017 net sales and revenues.

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

The Company’s trucks have a reputation for high quality and are essentially custom products, most of which are ordered by dealers according to customer specifications. Some units are ordered by dealers for stocking to meet the needs of certain customers who require immediate delivery or for customers that require chassis to be fitted with specialized bodies.  For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications.  DAF, which is more vertically integrated, manufactures PACCAR engines and axles and a higher percentage of other components for its heavy truck models.  The Company also manufactures engines at its Columbus, Mississippi facility.  In 2017, the Company installed PACCAR engines in 41% of the Company’s Kenworth and Peterbilt heavy‑duty trucks in the U.S. and Canada and substantially all of the DAF heavy-duty trucks sold throughout the world.  Engines not manufactured by the Company are purchased from Cummins Inc. (Cummins). The Company purchased a significant portion of its transmissions from Eaton Corporation Plc. (Eaton) and ZF Friedrichshafen AG (ZF). The Company also purchased a significant portion of North America stampings used for cabs from Magna International Inc. (Magna). The Company has long-term agreements with Cummins, Eaton, ZF and Magna to provide for continuity of supply. A loss of supply from Cummins, Eaton, ZF or Magna, and the resulting interruption in the production of trucks, would have a material effect on the Company’s results.  Purchased materials and parts include raw materials, partially processed materials, such as castings, and finished components manufactured by independent suppliers.  Raw materials, partially processed materials and finished components make up approximately 90% of the cost of new trucks.  The value of major finished truck components manufactured by independent suppliers ranges from approximately 34% in Europe to approximately 87% in North America.  In addition to materials, the Company’s cost of sales includes labor and factory overhead, vehicle delivery and warranty.  Accordingly, except for certain factory overhead costs such as depreciation, property taxes and utilities, the Company’s cost of sales are highly correlated to sales.

The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-duty product line pursuant to a joint product development and long-term supply contract.  Sales of trucks manufactured with these cabs amounted to approximately 3% of consolidated revenues in 2017.  A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations.  However, a loss of supply for an extended period of time would require the Company to either contract for an alternative source of supply or to manufacture cabs itself.

Other than these components, the Company is not limited to any single source for any significant component, although the sudden inability of a supplier to deliver components could have a temporary adverse effect on production of certain products. No significant shortages of materials or components were experienced in 2017. Manufacturing inventory levels are based upon production schedules, and orders are placed with suppliers accordingly.

Key factors affecting Truck segment earnings include the number of new trucks sold in the markets served and the margins realized on the sales.  The Company’s sales of new trucks are dependent on the size of the truck markets served and the Company’s share of those markets.  Truck segment sales and margins tend to be cyclical based on the level of overall economic activity, the availability of capital and the amount of freight being transported. The Company’s costs for trucks consist primarily of material costs, which are influenced by the price of commodities such as steel, copper, aluminum and petroleum. The Company utilizes long-term supply agreements to reduce the variability of the unit cost of purchased materials and finished components. The Company’s spending on research and development varies based on product development cycles and government requirements such as changes to diesel engine emissions and vehicle fuel efficiency standards in the various markets served.  The Company maintains rigorous control of selling, general and administrative (SG&A) expenses and seeks to minimize such costs.

There are four principal competitors in the U.S. and Canada commercial truck market.  The Company’s share of the U.S. and Canadian Class 8 market was a record 30.7% of retail sales in 2017, and the Company’s medium-duty market share was 17.1%.  In Europe, there are six principal competitors in the commercial truck market, including parent companies to two competitors of the Company in the U.S.  In 2017, DAF had a 15.3% share of the European heavy-duty market and a 10.5% share of the light/medium market.  These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales.  There are no significant seasonal variations in sales.

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

The Company had a total production backlog of $6.4 billion at the end of 2017.  Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm.  The 90‑day backlog approximated $4.0 billion at December 31, 2017, $2.1 billion at December 31, 2016 and $2.8 billion at December 31, 2015. Production of the year-end 2017 backlog is expected to be substantially completed during 2018.

PARTS

The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles to over 2,100 Kenworth, Peterbilt and DAF dealers in 101 countries around the world.  Aftermarket truck parts are sold and delivered to the Company’s independent dealers through the Company’s 18 strategically located parts distribution centers (PDCs) in the U.S., Canada, Europe, Australia, Mexico and Central and South America.  Parts are primarily purchased from various suppliers and also manufactured by the Company.  Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 17% of total 2017 net sales and revenues.

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

FINANCIAL SERVICES

PACCAR Financial Services (PFS) operates in 24 countries in North America, Europe, Australia and South America through wholly owned finance companies operating under the PACCAR Financial trade name.  PFS also conducts full service leasing operations through operating divisions or wholly owned subsidiaries in North America, Germany and Australia under the PacLease trade name.  Selected dealers in North America are franchised to provide full service leasing.  PFS provides its franchisees with equipment financing and administrative support.  PFS also operates its own full service lease outlets.  PFS’s retail loan and lease customers consist of small, medium and large commercial trucking companies, independent owner/operators and other businesses and acquire their PACCAR trucks principally from independent PACCAR dealers.  PFS accounted for 7% of total net sales and revenues and 56% of total assets in 2017.

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

The ability of customers to pay their obligations to PFS depends on the state of the general economy, the extent of freight demand, freight rates and the cost of fuel, among other factors.  PFS limits its exposure to any one customer, with no one customer or dealer balance representing over 5% of the aggregate portfolio assets.  PFS generally requires a down payment and secures its interest in the underlying truck collateral and may require other collateral or guarantees.  In the event of default, PFS will repossess the truck and sell it in the open market primarily through its dealer network as well as PFS used truck centers. PFS will also seek to recover any shortfall between the amounts owed and the amounts recovered from sale of the collateral.  The amount of credit losses depends on the rate of default on loans and finance leases and, in the event of repossession, the ability to recover the amount owed from sale of the collateral which is affected by used truck prices.  PFS’s experience over the last fifty years financing truck sales has been that periods of economic weakness result in higher past dues and increased rates of repossession. Used truck prices also tend to fall during periods of economic weakness. As a result, credit losses tend to increase during periods of economic weakness.  PFS provides an allowance for credit losses based on specifically identified customer risks and an analysis of estimated losses inherent in the portfolio, considering the amount of past due accounts, the trends of used truck prices and the economic environment in each of its markets.

Financial Services SG&A expenses consist primarily of personnel costs associated with originating and servicing the loan and lease portfolios.  These costs vary somewhat depending on overall levels of business activity, but given the ongoing nature of servicing activities, tend to be relatively stable.

OTHER BUSINESSES

Other businesses include the manufacturing of industrial winches in two U.S. plants and marketing them under the Braden, Carco and Gearmatic nameplates. The markets for these products are highly competitive, and the Company competes with a number of well established firms.  Sales of industrial winches were less than 1% of total net sales and revenues in 2017, 2016 and 2015.

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

Information regarding the effects that compliance with international, federal, state and local provisions regulating the environment have on the Company's capital and operating expenditures and the Company's involvement in environmental cleanup activities is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements in Items 7 and 8, respectively.

EMPLOYEES

On December 31, 2017, the Company had approximately 25,000 employees.

OTHER DISCLOSURES

The Company’s filings on Forms 10‑K, 10‑Q and 8‑K and any amendments to those reports can be found on the Company’s website www.paccar.com free of charge as soon as practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).  The information on the Company’s website is not incorporated by reference into this report.  In addition, the Company’s reports filed with the SEC can be found at www.sec.gov.

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

Litigation, Product Liability and Regulatory. The Company’s products are subject to recall for environmental, performance and safety-related issues.  Product recalls, lawsuits, regulatory actions or increases in the reserves the Company establishes for contingencies may increase the Company’s costs and lower profits. Due to the international nature of the Company’s business, some products are also subject to international trade regulations, including customs and import / export related laws and regulations, government embargoes and sanctions prohibiting sales to specific persons or countries, as well as anticorruption laws. The Company’s reputation and its brand names are valuable assets, and claims or regulatory actions, even if unsuccessful or without merit, could adversely affect the Company’s reputation and brand images because of adverse publicity.

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

Accounting Estimates.  In the preparation of the Company’s financial statements in accordance with U.S. generally accepted accounting principles, management uses estimates and makes judgments and assumptions that affect asset and liability values and the amounts reported as income and expense during the periods presented. Certain of these estimates, judgments and assumptions, such as residual values on operating leases, the allowance for credit losses, warranty and the provision for income taxes, are particularly sensitive.  If actual results are different from estimates used by management, they may have a material impact on the financial statements.  For additional disclosures regarding accounting estimates, see “Critical Accounting Policies” under Item 7 of this Form 10-K.

Taxes.  Changes in statutory income tax rates in the countries in which the Company operates impact the Company’s effective tax rate.  Changes to other taxes or the adoption of other new tax legislation could affect the Company’s provision for income taxes and related tax assets and liabilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company and its subsidiaries own and operate manufacturing plants in five U.S. states, three countries in Europe, and in Australia, Brasil, Canada and Mexico.  The Company also has 18 parts distribution centers, many sales and service offices, and finance and administrative offices which are operated in owned or leased premises in these and other locations.  Facilities for product testing and research and development are located in Washington state and the Netherlands.  The Company's corporate headquarters is located in owned premises in Bellevue, Washington.  The Company considers all of the properties used by its businesses to be suitable for their intended purposes.

The Company invests in facilities, equipment and processes to provide manufacturing and warehouse capacity to meet its customers’ needs and improve operating performance.

The following summarizes the number of the Company’s manufacturing plants and parts distribution centers by geographical location within indicated industry segments:

	U.S	Canada	Australia	Mexico	Europe	Central and So. America
Truck	4	1	1	1	3	1
Parts	6	2	2	1	5	2
Other	2	—	—	—	—	—

ITEM 3.	LEGAL PROCEEDINGS.

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF. Following the settlement, claims and lawsuits have been filed against the Company, DAF and certain DAF subsidiaries and other truck manufacturers. Others may bring EC related claims and lawsuits against the Company or its subsidiaries. While the Company believes it has meritorious defenses, such claims and lawsuits will likely take a significant period of time to resolve. An adverse outcome of such proceedings could have a material impact on the Company’s results of operations.

The Company and its subsidiaries are parties to various other lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company's business or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a)	Market Information, Holders, Dividends, Securities Authorized for Issuance Under Equity Compensation Plans and Performance Graph.

Market Information, Holders and Dividends.

Common stock of the Company is traded on the NASDAQ Global Select Market under the symbol PCAR. The table below reflects the range of trading prices as reported by The NASDAQ Stock Market LLC and cash dividends declared.  There were 1,587 record holders of the common stock at December 31, 2017.

	2017			2016
	DIVIDENDS	STOCK PRICE		DIVIDENDS	STOCK PRICE
QUARTER	DECLARED	HIGH	LOW	DECLARED	HIGH	LOW
First	$.24	$70.12	$64.61	$.24	$55.60	$43.46
Second	.25	69.17	61.93	.24	60.86	48.17
Third	.25	73.29	62.72	.24	60.75	49.35
Fourth	.25	75.68	66.33	.24	68.50	53.38
Year-End Extra	1.20			.60

The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2017 regarding compensation plans under which PACCAR equity securities are authorized for issuance.

	Number of Securities Granted and to be Issued on Exercise of Outstanding Options and Other Rights	Weighted-average Exercise Price of Outstanding Options	Securities Available for Future Grant
Stock compensation plans approved by stockholders	4,645,617	$51.57	14,019,387

All stock compensation plans have been approved by the stockholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 377,676 shares that represent deferred cash awards payable in stock. The weighted-average exercise price does not include the securities that represent deferred cash awards.

Securities available for future grant are authorized under the following two plans: (i) 13,207,080 shares under the LTI Plan, and (ii) 812,307 shares under the RSDC Plan.

Stockholder Return Performance Graph.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on the Company's common stock, to the cumulative total return of the Standard & Poor's Composite 500 Stock Index and the return of the industry peer groups of companies identified in the graph (the “Peer Group Index”) for the last five fiscal years ended December 31, 2017. Standard & Poor's has calculated a return for each company in the Peer Group Index weighted according to its respective capitalization at the beginning of each period with dividends reinvested on a monthly basis.  Management believes that the identified companies and methodology used in the graph for the Peer Group Index provide a better comparison than other indices available.  The Peer Group Index consists of AGCO Corporation, Caterpillar Inc., Cummins Inc., Dana Incorporated, Deere & Company, Eaton Corporation, Meritor Inc., Navistar International Corporation, Oshkosh Corporation, AB Volvo and CNH Industrial N.V.  CNH Industrial N.V. is included from September 30, 2013, when it began trading on the New York Stock Exchange. The comparison assumes that $100 was invested December 31, 2012, in the Company's common stock and in the stated indices and assumes reinvestment of dividends.

	2012	2013	2014	2015	2016	2017
PACCAR Inc	100	134.90	159.43	116.19	160.79	184.60
S&P 500 Index	100	132.39	150.51	152.59	170.84	208.14
Peer Group Index	100	116.35	111.61	87.57	124.93	190.50

(b)	Use of Proceeds from Registered Securities.

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On September 23, 2015, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of December 31, 2017, the Company repurchased 4.1 million shares for $206.7 million under this plan. There were no repurchases under this plan for the year ended December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA.

	2017	2016	2015	2014	2013
	(millions except per share data)
Truck, Parts and Other Net Sales and Revenues	$18,187.5	$15,846.6	$17,942.8	$17,792.8	$15,948.9
Financial Services Revenues	1,268.9	1,186.7	1,172.3	1,204.2	1,174.9
Total Revenues	$19,456.4	$17,033.3	$19,115.1	$18,997.0	$17,123.8

Net Income	$1,675.2	$521.7	$1,604.0	$1,358.8	$1,171.3
Adjusted Net Income *	$1,501.8	$1,354.7

Net Income Per Share:
Basic	4.76	1.49	4.52	3.83	3.31
Diluted	4.75	1.48	4.51	3.82	3.30
Adjusted Diluted *	4.26	3.85

Cash Dividends Declared Per Share	2.19	1.56	2.32	1.86	1.70

Total Assets:
Truck, Parts and Other	10,237.9	8,444.1	8,855.2	8,701.5	9,095.4
Financial Services	13,202.3	12,194.8	12,254.6	11,917.3	11,630.1

Truck, Parts and Other Long-Term Debt					150.0
Financial Services Debt	8,879.4	8,475.2	8,591.5	8,230.6	8,274.2
Stockholders' Equity	8,050.5	6,777.6	6,940.4	6,753.2	6,634.3

*	See Reconciliation of GAAP to Non-GAAP Financial Measures for 2017 and 2016 on page 33, and see Note M on pages 63-65 and Note K on pages 58-59.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

2017 Financial Highlights

•	Worldwide net sales and revenues were a record $19.46 billion in 2017 compared to $17.03 billion in 2016.
•	Truck sales were $14.77 billion in 2017 compared to $12.77 billion in 2016, reflecting higher truck deliveries in the U.S. and Canada, Europe and Australia.
•	Parts sales were a record $3.33 billion in 2017 compared to $3.01 billion in 2016 reflecting higher demand in all markets.
•	Financial Services revenues were $1.27 billion in 2017 compared to $1.19 billion in 2016. The increase was primarily revenues from higher average operating lease assets.
•

In 2017, PACCAR earned net income for the 79th consecutive year. Net income of $1.68 billion ($4.75 per diluted share) includes a one-time net tax benefit of $173.4 million from the Tax Cuts and Jobs Act (“the Tax Act”). Excluding this one-time net benefit, the Company earned adjusted net income (non-GAAP) of $1.50 billion ($4.26 per diluted share) in 2017. The operating results in 2017 reflect higher truck deliveries and record worldwide Parts segment sales and profit, partially offset by lower Financial Services segment results. Net income in 2016 was $521.7 million ($1.48 per diluted share). Excluding the $833.0 million non-recurring EC charge, the Company earned adjusted net income (non-GAAP) of $1.35 billion ($3.85 per diluted share) in 2016. See Reconciliation of GAAP to Non-GAAP Financial Measures on page 33.

•

Capital investments were $433.1 million in 2017 compared to $402.7 million in 2016, reflecting additional investments in the Company’s manufacturing facilities, new product development and enhanced aftermarket support.

•

After-tax return on beginning equity (ROE) was 24.7% in 2017, which includes the one-time net tax benefit of $173.4 million from the Tax Act. Excluding the one-time net benefit, adjusted ROE (non-GAAP) was 22.2% in 2017. This compares to an ROE of 7.5% in 2016. Excluding the EC charge, adjusted ROE (non-GAAP) was 19.5% in 2016. See Reconciliation of GAAP to Non-GAAP Financial Measures on page 33.

•	Research and development (R&D) expenses were $264.7 million in 2017 compared to $247.2 million in 2016.

The Company opened the PACCAR Innovation Center in Sunnyvale, California in the third quarter of 2017. The advanced technology research and development center coordinates next-generation product development and identifies emerging technologies to enhance future vehicle performance. Technology areas of focus include advanced driver assistance systems, artificial intelligence, vehicle connectivity and powertrain electrification.

In the third quarter of 2017, the Company launched a new proprietary 12-speed automated transmission in North America, the lightest transmission for Class 8 on-highway vehicles. The PACCAR automated transmission is designed to complement the superior performance of PACCAR MX engines and PACCAR axles. The transmission reduces vehicle weight by up to 105 pounds, enhances low-speed maneuverability through excellent gear ratio coverage, and contributes to increased customer uptime with its industry-leading 750,000 mile oil change interval.

The Company is constructing a new 160,000 square-foot Parts distribution center in Toronto, Canada. The $35 million facility is expected to open in mid-2018. PACCAR Parts opened new distribution centers in Brisbane, Australia and Panama City, Panama during the fourth quarter of 2017.

The Company’s Dynacraft division is constructing a new 130,000 square-foot manufacturing facility in McKinney, Texas to manufacture components and subassemblies such as battery cables, door assemblies and air conditioning assemblies for Kenworth and Peterbilt trucks. The facility will support Peterbilt’s operations in Denton, Texas and manufacture PACCAR’s new 20,000-pound front axle for Peterbilt and Kenworth Class 8 trucks.

The Company’s Kenworth division will collaborate with the PACCAR Technical Center and the Company’s DAF division to launch its U.S. Department of Energy (DOE) SuperTruck II program. The five-year project will utilize the Kenworth T680 with a 76-inch sleeper and the fuel-efficient PACCAR MX-13 engine with the goal to double Class 8 vehicle freight efficiency and achieve greenhouse gas emissions requirements effective in 2021, 2024 and 2027.

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

Truck Outlook

Truck industry retail sales in the U.S. and Canada in 2018 are expected to be 235,000 to 265,000 units compared to 218,400 in 2017. In Europe, the 2018 truck industry registrations for over 16-tonne vehicles are expected to be 290,000 to 320,000 units compared to 306,100 in 2017. In South America, heavy-duty truck industry sales were 68,700 units in 2017 and in 2018 are estimated to be in a range of 65,000 to 75,000 units.

Parts Outlook

In 2018, PACCAR Parts sales are expected to grow 5-8% compared to 2017 sales.

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2018 are expected to increase 2-4% compared to 2017. Current good levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline.

Capital Spending and R&D Outlook

Capital investments in 2018 are expected to be $425 to $475 million, and R&D is expected to be $280 to $310 million. The Company is investing in new truck models, integrated powertrain, enhanced aerodynamic truck designs, advanced driver assistance and truck connectivity technologies, and expanded manufacturing and parts distribution facilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

($ in millions, except per share amounts)
Year Ended December 31,	2017	2016	2015
Net sales and revenues:
Truck	$14,774.8	$12,767.3	$14,782.5
Parts	3,327.0	3,005.7	3,060.1
Other	85.7	73.6	100.2
Truck, Parts and Other	18,187.5	15,846.6	17,942.8
Financial Services	1,268.9	1,186.7	1,172.3
	$19,456.4	$17,033.3	$19,115.1
Income (loss) before income taxes:
Truck	$1,296.9	$1,125.8	$1,440.3
Parts	614.2	543.8	555.6
Other*	(37.1)	(873.3)	(43.2)
Truck, Parts and Other	1,874.0	796.3	1,952.7
Financial Services	264.0	306.5	362.6
Investment income	35.3	27.6	21.8
Income taxes**	(498.1)	(608.7)	(733.1)
Net Income	$1,675.2	$521.7	$1,604.0
Diluted earnings per share	$4.75	$1.48	$4.51
After-tax return on revenues	8.6%	3.1%	8.4%
Adjusted after-tax return on revenues (non-GAAP)***	7.7%	8.0%

*	In 2016, Other includes the EC charge of $833.0 million.
**	In 2017, Income Taxes include a one-time benefit of $173.4 million from the Tax Act.
***	See Reconciliation of GAAP to non-GAAP Financial Measures on page 33.

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

2017 Compared to 2016:

Truck

The Company’s Truck segment accounted for 76% of revenue in 2017 compared to 75% in 2016.

The Company’s new truck deliveries are summarized below:

Year Ended December 31,	2017	2016	% CHANGE
U.S. and Canada	84,200	71,500	18
Europe	57,100	53,000	8
Mexico, South America, Australia and other	17,600	16,400	7
Total units	158,900	140,900	13

In 2017, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 218,400 units from 215,700 units in 2016. The Company’s heavy-duty truck retail market share increased to 30.7% in 2017 from 28.5% in 2016. The medium-duty market was 81,300 units in 2017 compared to 85,600 units in 2016. The Company’s medium-duty market share was 17.1% in 2017 compared to 16.2% in 2016.

The over 16‑tonne truck market in Europe in 2017 increased to 306,100 units from 302,500 units in 2016, and DAF’s market share decreased to 15.3% in 2017 from 15.5% in 2016. The 6 to 16‑tonne market in 2017 decreased to 52,600 units from 52,900 units in 2016. DAF market share in the 6 to 16-tonne market in 2017 increased to 10.5% from 10.1% in 2016.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Year Ended December 31,	2017	2016	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$8,775.2	$7,363.5	19
Europe	4,254.9	3,863.0	10
Mexico, South America, Australia and other	1,744.7	1,540.8	13
	$14,774.8	$12,767.3	16
Truck income before income taxes	$1,296.9	$1,125.8	15
Pre-tax return on revenues	8.8%	8.8%

The Company’s worldwide truck net sales and revenues increased to $14.77 billion in 2017 from $12.77 billion in 2016, primarily reflecting higher truck deliveries in the U.S. and Canada, Europe and Australia. Truck segment income before income taxes in 2017 reflects higher truck deliveries, while pre-tax return on revenues were unchanged at the higher volumes due to a lower gross margin percentage.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between 2017 and 2016 for the Truck segment are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2016	$12,767.3	$11,256.8	$1,510.5
Increase (decrease)
Truck delivery volume	1,841.9	1,559.7	282.2
Average truck sales prices	121.6		121.6
Average per truck material, labor and other direct costs		100.5	(100.5)
Factory overhead and other indirect costs		81.6	(81.6)
Operating leases	(28.1)	(25.2)	(2.9)
Currency translation	72.1	104.1	(32.0)
Total increase	2,007.5	1,820.7	186.8
2017	$14,774.8	$13,077.5	$1,697.3

•

Truck delivery volume, which resulted in higher sales and cost of sales, primarily reflects higher truck deliveries in the U.S. and Canada ($1,309.0 million sales and $1,104.3 million cost of sales) and Europe ($370.4 million sales and $312.2 million cost of sales).

•

Average truck sales prices increased sales by $121.6 million, primarily due to higher price realization in Europe ($66.7 million) and the U.S. and Canada ($66.2 million), partially offset by lower price realization in Mexico ($12.5 million).

•	Average cost per truck increased cost of sales by $100.5 million, reflecting higher material costs.
•

Factory overhead and other indirect costs increased $81.6 million, primarily due to higher salaries and related expenses ($38.9 million), higher maintenance costs ($27.8 million) as well as higher depreciation expense ($12.7 million).

•	Operating lease revenues decreased by $28.1 million and cost of sales decreased by $25.2 million, reflecting higher revenues deferred and lower revenues recognized.
•

The currency translation effect on sales primarily reflects an increase in the value of the euro relative to the U.S. dollar, partially offset by a weaker British pound. The currency effect on cost of sales primarily reflects the stronger euro relative to the U.S. dollar.

•	Truck gross margins decreased to 11.5% in 2017 from 11.8% in 2016 primarily due to the factors noted above.

Truck selling, general and administrative expenses (SG&A) for 2017 increased to $206.5 million from $202.5 million in 2016. The increase was primarily due to higher professional fees and salaries and related expenses, partially offset by lower sales and marketing expenses. As a percentage of sales, Truck SG&A decreased to 1.4% in 2017 from 1.6% in 2016 due to higher net sales.

Parts

The Company’s Parts segment accounted for 17% of revenues in 2017 compared to 18% in 2016.

($ in millions)
Year Ended December 31,	2017	2016	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$2,175.0	$1,932.7	13
Europe	801.0	761.8	5
Mexico, South America, Australia and other	351.0	311.2	13
	$3,327.0	$3,005.7	11
Parts income before income taxes	$614.2	$543.8	13
Pre-tax return on revenues	18.5%	18.1%

The Company’s worldwide parts net sales and revenues increased to a record $3.33 billion in 2017 from $3.01 billion in 2016, due to higher aftermarket demand and successful marketing programs in all markets. The increase in Parts segment income before income taxes and pre-tax return on revenues in 2017 was primarily due to higher sales volume.

The major factors for the changes in net sales, cost of sales and gross margin between 2017 and 2016 for the Parts segment are as follows:

	NET	COST	GROSS
($ in millions)	SALES	OF SALES	MARGIN
2016	$3,005.7	$2,195.7	$810.0
Increase (decrease)
Aftermarket parts volume	270.0	183.6	86.4
Average aftermarket parts sales prices	45.9		45.9
Average aftermarket parts direct costs		37.5	(37.5)
Warehouse and other indirect costs		17.1	(17.1)
Currency translation	5.4	10.3	(4.9)
Total increase	321.3	248.5	72.8
2017	$3,327.0	$2,444.2	$882.8

•	Aftermarket parts sales volume increased by $270.0 million and related cost of sales increased by $183.6 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $45.9 million, reflecting higher price realization in the U.S. and Canada and Europe.
•	Average aftermarket parts direct costs increased $37.5 million due to higher material costs.
•	Warehouse and other indirect costs increased $17.1 million, primarily due to higher salaries and related expenses to support the higher sales volume.
•

The currency translation effect on sales primarily reflects an increase in the value of the euro relative to the U.S. dollar, partially offset by a weaker British pound. The currency effect on cost of sales primarily reflects the stronger euro relative to the U.S. dollar.

•	Parts gross margins in 2017 decreased to 26.5% from 26.9% in 2016 due to the factors noted above.

Parts SG&A expense for 2017 was $195.0 million compared to $191.7 million in 2016 primarily due to higher salaries and related expenses. As a percentage of sales, Parts SG&A was 5.9% in 2017, down from 6.4% in 2016, due to higher net sales.

Financial Services

The Company’s Financial Services segment accounted for 7% of revenues in 2017 and 2016.

($ in millions)
Year Ended December 31,	2017	2016	% CHANGE
New loan and lease volume:
U.S. and Canada	$2,450.7	$2,474.9	(1)
Europe	1,107.7	1,104.8
Mexico, Australia and other	769.7	643.7	20
	$4,328.1	$4,223.4	2
New loan and lease volume by product:
Loans and finance leases	$3,330.2	$3,016.4	10
Equipment on operating lease	997.9	1,207.0	(17)
	$4,328.1	$4,223.4	2
New loan and lease unit volume:
Loans and finance leases	33,500	31,000	8
Equipment on operating lease	9,700	12,000	(19)
	43,200	43,000
Average earning assets:
U.S. and Canada	$7,351.9	$7,454.0	(1)
Europe	2,937.7	2,673.2	10
Mexico, Australia and other	1,613.0	1,465.5	10
	$11,902.6	$11,592.7	3
Average earning assets by product:
Loans and finance leases	$7,407.5	$7,287.2	2
Dealer wholesale financing	1,601.2	1,643.4	(3)
Equipment on lease and other	2,893.9	2,662.1	9
	$11,902.6	$11,592.7	3
Revenues:
U.S. and Canada	$734.0	$690.3	6
Europe	306.8	287.1	7
Mexico, Australia and other	228.1	209.3	9
	$1,268.9	$1,186.7	7
Revenues by product:
Loans and finance leases	$375.2	$369.9	1
Dealer wholesale financing	55.9	56.3	(1)
Equipment on lease and other	837.8	760.5	10
	$1,268.9	$1,186.7	7
Income before income taxes	$264.0	$306.5	(14)

New loan and lease volume was $4.33 billion in 2017 compared to $4.22 billion in 2016, primarily due to higher truck deliveries in 2017. PFS finance market share on new PACCAR truck sales was 24.9% in 2017 compared to 26.7% in 2016.

PFS revenues increased to $1.27 billion in 2017 from $1.19 billion in 2016. The increase was primarily due to higher average operating lease earning assets, and higher used truck sales, partially offset by unfavorable effects of currency translation, which decreased PFS revenues by $.6 million in 2017.

PFS income before income taxes decreased to $264.0 million in 2017 from $306.5 million in 2016, primarily due to lower results on returned lease assets, higher borrowing rates, a higher provision for losses on receivables, and the effects of translating weaker foreign currencies to the U.S. dollar, partially offset by higher average earning asset balances. The currency exchange impact decreased PFS income before income taxes by $1.2 million in 2017.

Included in Financial Services “Other Assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $221.7 million at December 31, 2017 and $267.2 million at December 31, 2016. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also includes trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

The Company recognized losses on used trucks, excluding repossessions, of $45.1 million in 2017 compared to $16.4 million in 2016, including losses on multiple unit transactions of $29.2 million in 2017 compared to $6.8 million in 2016. Used truck losses related to repossessions, which are recognized as credit losses, were $5.1 million and $3.4 million in 2017 and 2016, respectively.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between 2017 and 2016 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
2016	$426.2	$127.2	$299.0
Increase (decrease)
Average finance receivables	2.3		2.3
Average debt balances		2.4	(2.4)
Yields	5.3		5.3
Borrowing rates		21.0	(21.0)
Currency translation	(2.7)	(1.0)	(1.7)
Total increase (decrease)	4.9	22.4	(17.5)
2017	$431.1	$149.6	$281.5

•	Average finance receivables increased $89.1 million (excluding foreign exchange effects) in 2017 as a result of retail portfolio new business volume exceeding collections.
•

Average debt balances increased $130.6 million (excluding foreign exchange effects) in 2017. The higher average debt balances reflect funding for a higher average earning assets portfolio, which includes loans, finance leases, wholesale and equipment on operating lease.

•

Higher portfolio yields (4.81% in 2017 compared to 4.77% in 2016) increased interest and fees by $5.3 million. The higher portfolio yields reflect higher lending volumes in North America which have higher market rates than Europe.

•	Higher borrowing rates (1.7% in 2017 compared to 1.5% in 2016) were primarily due to higher debt market rates in North America, partially offset by lower debt market rates in Europe.
•

The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and the British pound, partially offset by a strengthening euro.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Year Ended December 31,	2017	2016
Operating lease and rental revenues	$784.6	$720.5
Used truck sales and other	53.2	40.0
Operating lease, rental and other revenues	$837.8	$760.5

Depreciation of operating lease equipment	$587.4	$509.1
Vehicle operating expenses	99.6	92.1
Cost of used truck sales and other	40.5	34.0
Depreciation and other expenses	$727.5	$635.2

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between 2017 and 2016 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
2016	$760.5	$635.2	$125.3
Increase (decrease)
Used truck sales	9.7	8.5	1.2
Results on returned lease assets		31.0	(31.0)
Average operating lease assets	56.5	47.9	8.6
Revenue and cost per asset	5.5	5.1	.4
Currency translation and other	5.6	(.2)	5.8
Total increase (decrease)	77.3	92.3	(15.0)
2017	$837.8	$727.5	$110.3

•	A higher volume of used truck sales increased operating lease, rental and other revenues by $9.7 million and increased depreciation and other expenses by $8.5 million.
•	Results on returned lease assets increased depreciation and other expenses by $31.0 million, primarily due to higher losses on sales of returned lease units.
•	Average operating lease assets increased $223.8 million (excluding foreign exchange effects), which increased revenues by $56.5 million and related depreciation and other expenses by $47.9 million.
•

Revenue per asset increased $5.5 million primarily due to higher rental income. Cost per asset increased $5.1 million due to higher depreciation expense, partially offset by lower vehicle operating expenses.

•	The currency translation effects reflect an increase in the value of foreign currencies, relative to the U.S. dollar, primarily the euro, partially offset by a weakening of the British pound.

The following table summarizes the provision for losses on receivables and net charge-offs:

	2017		2016
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$13.7	$14.5	$14.0	$14.7
Europe	1.4	1.4	.4	1.2
Mexico, Australia and other	7.2	5.5	4.0	3.3
	$22.3	$21.4	$18.4	$19.2

The provision for losses on receivables was $22.3 million in 2017, an increase of $3.9 million compared to 2016, reflecting higher portfolio balances in Mexico, Australia and other and Europe.

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

The post-modification balance of accounts modified during the years ended December 31, 2017 and 2016 are summarized below:

	2017		2016
($ in millions)	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$189.7	2.4%	$236.2	3.2%
Insignificant delay	78.9	1.0%	90.3	1.3%
Credit - no concession	58.2	.8%	51.9	.7%
Credit - TDR	20.5	.3%	31.6	.4%
	$347.3	4.5%	$410.0	5.6%

*	Recorded investment immediately after modification as a percentage of the year-end retail portfolio balance.

In 2017, total modification activity decreased compared to 2016, reflecting lower volumes of refinancing for commercial reasons, primarily in the U.S. The decrease in modifications for insignificant delay reflects fewer fleet customers requesting payment relief for up to three months. Credit - TDR modifications decreased to $20.5 million in 2017 from $31.6 million in 2016 mainly due to the contract modifications for two fleet customers in 2016.

The following table summarizes the Company’s 30+ days past due accounts:

At December 31,	2017	2016
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.4%	.3%
Europe	.3%	.5%
Mexico, Australia and other	1.5%	1.8%
Worldwide	.5%	.5%

Accounts 30+ days past due were .5% at December 31, 2017 and December 31, 2016, reflecting lower past dues in Europe as well as Mexico, Australia and other, offset by an increase in the U.S. and Canada. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.6 million and $2.6 million of accounts worldwide during the fourth quarter of 2017 and the fourth quarter of 2016, respectively, which were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

At December 31,	2017	2016
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.4%	.3%
Europe	.3%	.5%
Mexico, Australia and other	1.5%	2.0%
Worldwide	.5%	.6%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2017 and 2016. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2017 and 2016.

The Company’s 2017 and 2016 annualized pre-tax return on average earning assets for Financial Services was 2.2% and 2.6%, respectively. The decrease was due primarily to higher losses on used trucks in 2017.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including the EC charge and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for 2017 and 2016. Other SG&A was $48.1 million in 2017 and $46.6 million in 2016. The increase in other SG&A was primarily due to higher labor related costs.

Other income (loss) before tax was a loss of $37.1 million in 2017 compared to a loss of $873.3 million in 2016, which included the impact of the $833.0 million EC charge.

Investment income increased to $35.3 million in 2017 from $27.6 million in 2016, primarily due to higher average U.S. portfolio balances and higher yields on U.S. investments due to higher market interest rates.

Income Taxes

In 2017, the effective tax rate was 22.9% compared to 53.8% in 2016. The lower rate is due to the 2017 one-time impact from the change in U.S. tax law as explained below, and the unfavorable 2016 impact of the one-time non-deductible expense of $833.0 million for the EC charge.

On December 22, 2017, the U.S. enacted new federal income tax legislation, the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act lowered the U.S. statutory income tax rate from 35% to 21%, imposed a one-time transition tax on the Company’s foreign earnings, which previously, had been deferred from U.S. income tax and created a modified territorial system. As a result, the Company recorded a provisional amount of $304.0 million of deferred tax benefits, due to the re-measurement of net deferred tax liabilities at the new lower statutory tax rate. In addition, the Company recorded a provisional amount of $130.6 million of tax expense on the Company’s foreign earnings, which previously had been deferred from U.S. income tax. These provisional amounts may change in 2018, as new information becomes available, as the Tax Act continues to be interpreted and as new technical guidance is issued. Based on the Company’s current operations, the Company does not expect its future foreign earnings will be subject to significant U.S. federal income tax as a result of the new modified territorial system. The Company’s effective tax rate for 2018 is estimated at 23% to 25%, reflecting the reduced federal tax rate of 21% and other provisions of the Act.

($ in millions)
Year Ended December 31,	2017	2016
Domestic income before taxes	$1,347.8	$1,190.7
Foreign income (loss) before taxes	825.5	(60.3)
Total income before taxes	$2,173.3	$1,130.4
Domestic pre-tax return on revenues	12.8%	12.8%
Foreign pre-tax return on revenues	9.2%	(.8)%
Total pre-tax return on revenues	11.2%	6.6%

In 2017, the improvement in domestic income before taxes was due to higher truck deliveries and improved aftermarket demand. Foreign income (loss) before taxes improved due to stronger truck and aftermarket demand as well as the 2016 impact of the $833.0 million EC charge.

2016 Compared to 2015:

Truck

The Company’s Truck segment accounted for 75% of revenue in 2016 compared to 77% in 2015.

The Company’s new truck deliveries are summarized below:

Year Ended December 31,	2016	2015	% CHANGE
U.S. and Canada	71,500	91,300	(22)
Europe	53,000	47,400	12
Mexico, South America, Australia and other	16,400	16,000	3
Total units	140,900	154,700	(9)

In 2016, industry retail sales in the heavy-duty market in the U.S. and Canada decreased to 215,700 units from 278,400 units in 2015. The Company’s heavy-duty truck retail market share increased to 28.5% in 2016 from 27.4% in 2015. The medium-duty market was 85,600 units in 2016 compared to 80,200 units in 2015. The Company’s medium-duty market share was 16.2% in 2016 compared to 17.0% in 2015.

The over 16‑tonne truck market in Europe in 2016 increased to 302,500 units from 269,100 units in 2015, and DAF’s market share increased to 15.5% in 2016 from 14.6% in 2015. The 6 to 16‑tonne market in 2016 increased to 52,900 units from 49,000 units in 2015. DAF market share in the 6 to 16-tonne market in 2016 increased to 10.1% from 9.0% in 2015.

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

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between 2016 and 2015 for the Truck segment are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2015	$14,782.5	$12,978.3	$1,804.2
(Decrease) increase
Truck delivery volume	(1,815.9)	(1,581.2)	(234.7)
Average truck sales prices	(147.8)		(147.8)
Average per truck material, labor and other direct costs		(110.5)	110.5
Factory overhead and other indirect costs		(35.6)	35.6
Operating leases	88.7	87.4	1.3
Currency translation	(140.2)	(81.6)	(58.6)
Total decrease	(2,015.2)	(1,721.5)	(293.7)
2016	$12,767.3	$11,256.8	$1,510.5

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

The major factors for the changes in net sales, cost of sales and gross margin between 2016 and 2015 for the Parts segment are as follows:

	NET	COST	GROSS
($ in millions)	SALES	OF SALES	MARGIN
2015	$3,060.1	$2,232.4	$827.7
(Decrease) increase
Aftermarket parts volume	(43.0)	(28.9)	(14.1)
Average aftermarket parts sales prices	22.5		22.5
Average aftermarket parts direct costs		(4.1)	4.1
Warehouse and other indirect costs		8.5	(8.5)
Currency translation	(33.9)	(12.2)	(21.7)
Total decrease	(54.4)	(36.7)	(17.7)
2016	$3,005.7	$2,195.7	$810.0

•	Aftermarket parts sales volume decreased by $43.0 million and related cost of sales decreased by $28.9 million, primarily due to lower market demand in North America.
•	Average aftermarket parts sales prices increased sales by $22.5 million reflecting higher price realization in Europe.
•	Average aftermarket parts direct costs decreased $4.1 million due to lower material costs.
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

Financial Services

The Company’s Financial Services segment accounted for 7% of revenues in 2016 compared to 6% in 2015.

($ in millions)
Year Ended December 31,	2016	2015	% CHANGE
New loan and lease volume:
U.S. and Canada	$2,474.9	$2,758.7	(10)
Europe	1,104.8	1,039.0	6
Mexico, Australia and other	643.7	639.5	1
	$4,223.4	$4,437.2	(5)
New loan and lease volume by product:
Loans and finance leases	$3,016.4	$3,383.0	(11)
Equipment on operating lease	1,207.0	1,054.2	14
	$4,223.4	$4,437.2	(5)
New loan and lease unit volume:
Loans and finance leases	31,000	33,300	(7)
Equipment on operating lease	12,000	10,700	12
	43,000	44,000	(2)
Average earning assets:
U.S. and Canada	$7,454.0	$7,458.3
Europe	2,673.2	2,512.9	6
Mexico, Australia and other	1,465.5	1,536.1	(5)
	$11,592.7	$11,507.3	1
Average earning assets by product:
Loans and finance leases	$7,287.2	$7,239.9	1
Dealer wholesale financing	1,643.4	1,775.2	(7)
Equipment on lease and other	2,662.1	2,492.2	7
	$11,592.7	$11,507.3	1
Revenues:
U.S. and Canada	$690.3	$675.5	2
Europe	287.1	278.6	3
Mexico, Australia and other	209.3	218.2	(4)
	$1,186.7	$1,172.3	1
Revenues by product:
Loans and finance leases	$369.9	$384.7	(4)
Dealer wholesale financing	56.3	59.1	(5)
Equipment on lease and other	760.5	728.5	4
	$1,186.7	$1,172.3	1
Income before income taxes	$306.5	$362.6	(15)

New loan and lease volume was $4.22 billion in 2016 compared to $4.44 billion in 2015, primarily due to lower truck deliveries in the U.S. and Canada. PFS finance market share on new PACCAR truck sales was 26.7% in 2016 compared to 25.9% in 2015.

PFS revenues increased to $1.19 billion in 2016 from $1.17 billion in 2015. The increase was primarily due to higher average earning asset balances, partially offset by the effects of translating weaker foreign currencies to the U.S. dollar. The effects of currency translation lowered PFS revenues by $27.1 million for 2016.

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

•	The currency translation effects reflect a decline in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and British pound.

The following table summarizes the provision for losses on receivables and net charge-offs:

	2016		2015
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE -OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE -OFFS
U.S. and Canada	$14.0	$14.7	$7.7	$4.6
Europe	.4	1.2	1.9	3.9
Mexico, Australia and other	4.0	3.3	2.8	4.6
	$18.4	$19.2	$12.4	$13.1

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

The post-modification balance of accounts modified during the years ended December 31, 2016 and 2015 are summarized below:

	2016		2015
($ in millions)	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$236.2	3.2%	$166.8	2.3%
Insignificant delay	90.3	1.3%	70.0	1.0%
Credit - no concession	51.9	.7%	36.6	.5%
Credit - TDR	31.6	.4%	44.4	.5%
	$410.0	5.6%	$317.8	4.3%

*	Recorded investment immediately after modification as a percentage of the year-end retail portfolio balance.

In 2016, total modification activity increased compared to 2015, primarily reflecting higher volume of refinancings for commercial reasons, including a contract modification for one large customer in the U.S. The increase in modifications for insignificant delay reflects more fleet customers requesting payment relief for up to three months. Credit - no concession modifications increased primarily due to extensions granted to one customer in Australia.

The following table summarizes the Company’s 30+ days past due accounts:

At December 31,	2016	2015
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.3%	.3%
Europe	.5%	.7%
Mexico, Australia and other	1.8%	1.3%
Worldwide	.5%	.5%

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

At December 31,	2016	2015
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.3%	.3%
Europe	.5%	.7%
Mexico, Australia and other	2.0%	1.6%
Worldwide	.6%	.6%

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

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)
At December 31,	2017	2016	2015
Cash and cash equivalents	$2,364.7	$1,915.7	$2,016.4
Marketable debt securities	1,367.1	1,140.9	1,448.1
	$3,731.8	$3,056.6	$3,464.5

The Company’s total cash and marketable debt securities at December 31, 2017 increased $675.2 million from the balances at December 31, 2016, mainly due to an increase in cash and cash equivalents.

The change in cash and cash equivalents is summarized below:

($ in millions)
Year Ended December 31,	2017	2016	2015
Operating activities:
Net income	$1,675.2	$521.7	$1,604.0
Net income items not affecting cash	999.5	1,072.7	910.9
Pension contributions	(70.6)	(185.7)	(62.9)
Changes in operating assets and liabilities, net	111.7	892.1	104.0
Net cash provided by operating activities	2,715.8	2,300.8	2,556.0
Net cash used in investing activities	(1,964.6)	(1,564.3)	(1,974.9)
Net cash used in financing activities	(393.8)	(823.5)	(196.5)
Effect of exchange rate changes on cash	91.6	(13.7)	(105.8)
Net increase (decrease) in cash and cash equivalents	449.0	(100.7)	278.8
Cash and cash equivalents at beginning of the year	1,915.7	2,016.4	1,737.6
Cash and cash equivalents at end of the year	$2,364.7	$1,915.7	$2,016.4

2017 Compared to 2016:

Operating activities:  Cash provided by operations increased by $415.0 million to $2.72 billion in 2017. Higher operating cash flows reflect higher net income of $1.68 billion in 2017, compared to net income of $521.7 million in 2016, which includes payment of the $833.0 million EC charge. In addition, there were higher cash inflows of $342.2 million from accounts payable and accrued expenses as purchases of goods and services exceeded payments. The higher cash inflows were offset by wholesale receivables on new trucks of $673.6 million as originations exceeded cash receipts in 2017 ($272.0 million) compared to cash receipts exceeding originations in 2016 ($401.6 million). Additionally, there was a higher cash usage of $214.0 million from inventory due to $149.9 million in net inventory purchases in 2017 versus $64.1 million in net inventory reductions in 2016. Finally, there was a higher cash outflow for payment of income taxes of $160.0 million.

Investing activities:  Cash used in investing activities increased by $400.3 million to $1.96 billion in 2017 from $1.56 billion in 2016. Higher net cash used in investing activities reflects $463.7 million in marketable debt securities as there was $190.8 million in net purchases of marketable debt securities in 2017 compared to $272.9 million in net proceeds from sales of marketable debt securities in 2016. In addition, there were higher net originations of retail loans and direct financing leases of $87.0 million in 2017 compared to 2016. The outflows were partially offset by lower cash used in the acquisitions of equipment for operating leases of $166.5 million.

Financing activities:  Cash used in financing activities was $393.8 million in 2017 compared to cash used in financing activities of $823.5 million in 2016. The Company paid $558.3 million in dividends in 2017 compared to $829.3 million in 2016; the decrease of $271.0 million was primarily due to a lower special dividend paid in January 2017 than the special dividend paid in January 2016. In 2016, the Company repurchased 1.4 million shares of common stock for $70.5 million, while there were no stock repurchases in 2017. In 2017, the Company issued $1.67 billion of term debt, increased its outstanding commercial paper and short-term bank loans by $352.1 million and repaid term debt of $1.90 billion. In 2016, the Company issued $1.99 billion of term debt, repaid term debt of $1.63 billion and reduced its outstanding commercial paper and short-term bank loans by $322.8 million. This resulted in cash provided by borrowing activities of $125.2 million in 2017, $78.3 million higher than the cash provided by borrowing activities of $46.9 million in 2016.

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

Credit Lines and Other:

The Company has line of credit arrangements of $3.52 billion, of which $3.31 billion were unused at December 31, 2017. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion expires in June 2018, $1.0 billion expires in June 2021 and $1.0 billion expires in June 2022. The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the year ended December 31, 2017.

On September 23, 2015, PACCAR’s Board of Directors approved the repurchase of up to $300.0 million of the Company’s common stock, and as of December 31, 2017, $206.7 million of shares have been repurchased pursuant to the 2015 authorization.

At December 31, 2017 and December 31, 2016, the Company had cash and cash equivalents and marketable debt securities of $1.84 billion and $1.33 billion, respectively, which are reinvested in foreign subsidiaries. The Company periodically repatriates foreign earnings. Dividends paid by foreign subsidiaries to the U.S. parent were nil, $.33 billion and $.24 billion in 2017, 2016 and 2015, respectively. The Company believes that its U.S. cash and cash equivalents and marketable debt securities, future operating cash flow and access to the capital markets, along with periodic repatriation of foreign earnings, will be sufficient to meet U.S. liquidity requirements.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for property, plant and equipment in 2017 increased to $425.7 million from $394.6 million in 2016, reflecting additional investments in the Company’s manufacturing facilities, new product development and enhanced aftermarket support. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $6.11 billion, and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

Capital investments in 2018 are expected to be $425 to $475 million, and R&D is expected to be $280 to $310 million. The Company is investing in PACCAR’s new truck models, integrated powertrains, enhanced aerodynamic truck designs, advanced driver assistance and truck connectivity technologies, and expanded manufacturing and parts distribution facilities.

The Company conducts business in certain countries which have been experiencing or may experience significant financial stress, fiscal or political strain and are subject to the corresponding potential for default. The Company routinely monitors its financial exposure to global financial conditions, global counterparties and operating environments. As of December 31, 2017, the Company’s exposures in such countries were insignificant.

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

In November 2015, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2017 was $4.45 billion. The registration expires in November 2018 and does not limit the principal amount of debt securities that may be issued during that period. PFC intends to renew the registration in 2018.

As of December 31, 2017, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.34 billion available for issuance under a €2.50 billion medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2017 and is renewable annually through the filing of new listing particulars.

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At December 31, 2017, 6.25 billion pesos were available for issuance.

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

Commitments

The following summarizes the Company’s contractual cash commitments at December 31, 2017:

	MATURITY
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Borrowings*	$4,475.7	$3,498.3	$926.3		$8,900.3
Purchase obligations	186.5	133.5	122.8		442.8
Interest on debt**	98.2	109.3	18.6		226.1
Operating leases	23.0	24.9	10.9	$2.6	61.4
Other obligations	58.8	9.2	1.2	6.6	75.8
	$4,842.2	$3,775.2	$1,079.8	$9.2	$9,706.4

*	Commercial paper included in borrowings is at par value.
**	Interest on floating-rate debt is based on the applicable market rates at December 31, 2017.

Total cash commitments for borrowings and interest on term debt are $9.13 billion and were related to the Financial Services segment.  As described in Note I of the consolidated financial statements, borrowings consist primarily of term notes and commercial paper issued by the Financial Services segment.  The Company expects to fund its maturing Financial Services debt obligations principally from funds provided by collections from customers on loans and lease contracts, as well as from the proceeds of commercial paper and medium-term note borrowings.  Purchase obligations are the Company’s contractual commitments to acquire future production inventory and capital equipment.  Other obligations include deferred cash compensation.

The Company’s other commitments include the following at December 31, 2017:

	COMMITMENT EXPIRATION
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Loan and lease commitments	$928.6				$928.6
Residual value guarantees	287.8	$479.4	$134.0	$8.6	909.8
Letters of credit	11.7	.5	.1	3.0	15.3
	$1,228.1	$479.9	$134.1	$11.6	$1,853.7

Loan and lease commitments are for funding new retail loan and lease contracts. Residual value guarantees represent the Company’s commitment to acquire trucks at a guaranteed value if the customer decides to return the truck at a specified date in the future.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES:

This Form 10-K includes “adjusted net income (non-GAAP)” and “adjusted net income per diluted share (non-GAAP)”, which are financial measures that are not in accordance with U.S. generally accepted accounting principles (“GAAP”), since they exclude the one-time tax benefit from the Tax Cuts and Jobs Act (“the Tax Act”) in 2017 and the non-recurring European Commission charge in 2016. These measures differ from the most directly comparable measures calculated in accordance with GAAP and may not be comparable to similarly titled non-GAAP financial measures used by other companies.  In addition, the Form 10-K includes the financial ratios noted below calculated based on non-GAAP measures.

Management utilizes these non-GAAP measures to evaluate the Company’s performance and believes these measures allow investors and management to evaluate operating trends by excluding significant non-recurring items that are not representative of underlying operating trends.

Reconciliations from the most directly comparable GAAP measures of: adjusted net income (non-GAAP) and adjusted net income per diluted share (non-GAAP) are as follows:

($ in millions, except per share amounts)	2017	2016
Year Ended December 31,
Net income	$1,675.2	$521.7
One-time tax benefit from the Tax Act	(173.4)
Non-recurring European Commission charge		833.0
Adjusted net income (non-GAAP)	$1,501.8	$1,354.7

Per diluted share:
Net income	4.75	$1.48
One-time tax benefit from the Tax Act	(.49)
Non-recurring European Commission charge		2.37
Adjusted net income (non-GAAP)	$4.26	$3.85

After-tax return on revenues	8.6%	3.1%
One-time tax benefit from the Tax Act	(.9)%
Non-recurring European Commission charge		4.9%
After-tax adjusted return on revenues (non-GAAP) *	7.7%	8.0%

After-tax return on beginning equity	24.7%	7.5%
One-time tax benefit from the Tax Act	(2.5)%
Non-recurring European Commission charge		12.0%
After-tax adjusted return on beginning equity (non-GAAP) *	22.2%	19.5%
*	Calculated using adjusted net income.

Three Months Ended
($ in millions, except per share amounts)	December 31, 2017
Net income	$589.2
One-time tax benefit from the Tax Act	(173.4)
Adjusted net income (non-GAAP)	$415.8

Per diluted share:
Net income	$1.67
One-time tax benefit from the Tax Act	(.49)
Adjusted net income (non-GAAP)	$1.18

Shares used in diluted share calculations:
GAAP	353.2
Non-GAAP	353.2

	Three Months Ended	Three Months Ended
($ in millions, except per share amounts)	March 31, 2016	June 30, 2016
Net (loss) income	$(594.6)	$481.3
Non-recurring European Commission charge	942.6	(109.6)
Adjusted net income (non-GAAP)	$348.0	$371.7

Per diluted share:
Net (loss) income	$(1.69)	$1.37
Non-recurring European Commission charge	2.68	(.31)
Adjusted net income (non-GAAP)	$.99	$1.06

Shares used in diluted share calculations:
GAAP	351.3	351.6
Non-GAAP	351.9	351.6

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

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters.  In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future.  Expenditures related to environmental activities in the years ended December 31, 2017, 2016 and 2015 were $1.9 million, $2.2 million and $2.0 million, respectively.  Management expects that these matters will not have a significant effect on the Company's consolidated cash flow, liquidity or financial condition.

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

During 2017, market values on equipment returning upon operating lease maturity decreased, resulting in an increase in depreciation expense of $41.2 million. During 2016, market values on equipment returning upon operating lease maturity decreased, resulting in an increase in depreciation expense of $9.6 million. During 2015, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a reduction in depreciation expense of $5.8 million.

At December 31, 2017, the aggregate residual value of equipment on operating leases in the Financial Services segment and residual value guarantee on trucks accounted for as operating leases in the Truck segment was $2.73 billion. A 10% decrease in used truck values worldwide, if expected to persist over the remaining maturities of the Company’s operating leases, would reduce residual value estimates and result in the Company recording an average of approximately $78.1 million of additional depreciation per year.

Allowance for Credit Losses

The allowance for credit losses related to the Company’s loans and finance leases is disclosed in Note D of the consolidated financial statements.  The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and direct and sales-type finance leases, net of unearned interest.  The wholesale segment consists of truck inventory financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires periodic reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases, obtains guarantees or other security such as dealership assets.  In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest, generally over three to five years, and they are secured by the same type of collateral.  The allowance for credit losses consists of both specific and general reserves.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current market conditions.  As accounts become past due, the likelihood that they will not be fully collected increases.  The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 30% and 80%.  Over the past three years, the Company’s year-end 30+ days past due accounts were 0.5% of loan and lease receivables.  Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 8 to 38 basis points of receivables.  At December 31, 2017, 30+ days past dues were 0.5%.  If past dues were 100 basis points higher or 1.5% as of December 31, 2017, the Company’s estimate of credit losses would likely have increased by a range of $6 to $30 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

Product Warranty

Product warranty is disclosed in Note H of the consolidated financial statements.  The expenses related to product warranty are estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries.  Management takes actions to minimize warranty costs through quality-improvement programs; however, actual claim costs incurred could materially differ from the estimated amounts and require adjustments to the reserve.  Historically those adjustments have not been material.  Over the past three years, warranty expense as a percentage of Truck, Parts and Other net sales and revenues has ranged between 1.3% and 1.4%.  If the 2017 warranty expense had been .2% higher as a percentage of net sales and revenues in 2017, warranty expense would have increased by approximately $36 million.

Income Taxes

Income taxes are disclosed in Note M of the consolidated financial statements.  The Company calculates income tax expense on pre-tax income based on current tax law. Deferred tax assets and liabilities are recorded for future tax consequences on temporary differences between recorded amounts in the financial statements and their respective tax basis.  The determination of income tax expense requires management estimates and judgement regarding the future outcomes of tax law issues included in tax returns and jurisdictional mix of earnings.  The Company updates its assumptions on all of these factors each quarter as well as new information on tax laws and differences between estimated taxes and actual returns when filed.  If the Company’s assessment of these matters changes, the effect is accounted for in earnings in the period the change is made.

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact.  Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results.  Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs; litigation, including EC-related claims; or legislative and governmental regulations.  A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Fair Value Gains (Losses)	2017	2016
CONSOLIDATED:
Assets
Cash equivalents and marketable debt securities	$(21.0)	$(20.0)
FINANCIAL SERVICES:
Assets
Fixed rate loans	(69.7)	(68.3)
Liabilities
Fixed rate term debt	99.1	95.0
Interest-rate swaps	15.0	4.8
Total	$23.4	$11.5

Currency Risks - The Company enters into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations of foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso (see Note O for additional information concerning these hedges).  Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted foreign currency exchange rates would be a loss of $55.7 related to contracts outstanding at December 31, 2017, compared to a loss of $31.5 at December 31, 2016.  These amounts would be largely offset by changes in the values of the underlying hedged exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2017	2016	2015
	(millions, except per share data)
TRUCK, PARTS AND OTHER:
Net sales and revenues	$18,187.5	$15,846.6	$17,942.8

Cost of sales and revenues	15,593.7	13,517.7	15,292.1
Research and development	264.7	247.2	239.8
Selling, general and administrative	449.5	440.8	445.9
European Commission charge		833.0
Interest and other expense, net	5.6	11.6	12.3
	16,313.5	15,050.3	15,990.1
Truck, Parts and Other Income Before Income Taxes	1,874.0	796.3	1,952.7

FINANCIAL SERVICES:
Interest and fees	431.1	426.2	443.8
Operating lease, rental and other revenues	837.8	760.5	728.5
Revenues	1,268.9	1,186.7	1,172.3

Interest and other borrowing expenses	149.6	127.2	118.0
Depreciation and other expenses	727.5	635.2	583.7
Selling, general and administrative	105.5	99.4	95.6
Provision for losses on receivables	22.3	18.4	12.4
	1,004.9	880.2	809.7
Financial Services Income Before Income Taxes	264.0	306.5	362.6

Investment income	35.3	27.6	21.8
Total Income Before Income Taxes	2,173.3	1,130.4	2,337.1
Income taxes	498.1	608.7	733.1
Net Income	$1,675.2	$521.7	$1,604.0

Net Income Per Share
Basic	$4.76	$1.49	$4.52
Diluted	$4.75	$1.48	$4.51

Weighted Average Number of Common Shares Outstanding
Basic	351.9	351.1	354.6
Diluted	352.9	351.8	355.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2017	2016	2015
	(millions)
Net income	$1,675.2	$521.7	$1,604.0
Other comprehensive income (loss):
Unrealized (losses) gains on derivative contracts
Net (loss) gain arising during the period	(125.5)	(6.5)	38.7
Tax effect	33.9	6.7	(10.8)
Reclassification adjustment	133.4	10.8	(29.3)
Tax effect	(36.3)	(8.9)	8.5
	5.5	2.1	7.1
Unrealized (losses) gains on marketable debt securities
Net holding loss	(1.5)	(.1)	(2.3)
Tax effect	.4	.4	.6
Reclassification adjustment	(.6)	(3.7)	(2.1)
Tax effect	.2	1.0	.6
	(1.5)	(2.4)	(3.2)
Pension plans
Net gain (loss) arising during the period	37.1	(50.3)	17.7
Tax effect	(16.7)	7.7	(2.6)
Reclassification adjustment	26.6	28.9	42.4
Tax effect	(8.5)	(10.0)	(14.8)
	38.5	(23.7)	42.7
Foreign currency translation gain (loss)	292.0	(87.1)	(483.8)
Net other comprehensive income (loss)	334.5	(111.1)	(437.2)
Comprehensive Income	$2,009.7	$410.6	$1,166.8

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2017	2016
	(millions)
ASSETS
TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$2,254.8	$1,781.7
Trade and other receivables, net	1,127.9	862.2
Marketable debt securities	1,367.1	1,140.9
Inventories, net	928.4	727.8
Other current assets	404.4	225.6
Total Truck, Parts and Other Current Assets	6,082.6	4,738.2

Equipment on operating leases, net	1,265.7	1,013.9
Property, plant and equipment, net	2,464.4	2,260.0
Other noncurrent assets, net	425.2	432.0
Total Truck, Parts and Other Assets	10,237.9	8,444.1

FINANCIAL SERVICES:
Cash and cash equivalents	109.9	134.0
Finance and other receivables, net	9,697.1	8,837.4
Equipment on operating leases, net	2,876.3	2,623.9
Other assets	519.0	599.5
Total Financial Services Assets	13,202.3	12,194.8
	$23,440.2	$20,638.9

CONSOLIDATED BALANCE SHEETS

December 31,	2017	2016
	(millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$2,569.5	$2,034.1
Dividend payable	422.1	210.4
Total Truck, Parts and Other Current Liabilities	2,991.6	2,244.5
Residual value guarantees and deferred revenues	1,339.0	1,072.6
Other liabilities	939.8	739.1
Total Truck, Parts and Other Liabilities	5,270.4	4,056.2

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	466.2	395.0
Commercial paper and bank loans	2,933.9	2,447.5
Term notes	5,945.5	6,027.7
Deferred taxes and other liabilities	773.7	934.9
Total Financial Services Liabilities	10,119.3	9,805.1

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares; issued 351.8 million and 350.7 million shares	351.8	350.7
Additional paid-in capital	123.2	70.1
Retained earnings	8,369.1	7,484.9
Accumulated other comprehensive loss	(793.6)	(1,128.1)
Total Stockholders’ Equity	8,050.5	6,777.6
	$23,440.2	$20,638.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2017	2016	2015
	(millions)
OPERATING ACTIVITIES:
Net Income	$1,675.2	$521.7	$1,604.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	321.4	302.4	292.2
Equipment on operating leases and other	786.1	690.7	614.9
Provision for losses on financial services receivables	22.3	18.4	12.4
Deferred taxes	(173.9)	30.9	(55.2)
Other, net	43.6	30.3	46.6
Pension contributions	(70.6)	(185.7)	(62.9)
Change in operating assets and liabilities:
(Increase) decrease in assets other than cash and cash equivalents:
Receivables:
Trade and other receivables	(207.2)	(61.8)	105.3
Wholesale receivables on new trucks	(272.0)	401.6	(273.4)
Sales-type finance leases and dealer direct loans on new trucks	71.9	116.1	(6.6)
Inventories	(149.9)	64.1	64.3
Other assets, net	131.4	41.0	(125.1)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	333.6	(8.6)	(162.6)
Residual value guarantees and deferred revenues	166.3	155.9	242.0
Other liabilities, net	37.6	183.8	260.1
Net Cash Provided by Operating Activities	2,715.8	2,300.8	2,556.0

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(3,116.8)	(2,825.9)	(3,064.5)
Collections on retail loans and direct financing leases	2,713.7	2,509.8	2,681.9
Net decrease (increase) in wholesale receivables on used equipment	5.2	9.5	(24.7)
Purchases of marketable debt securities	(970.3)	(1,031.9)	(1,329.8)
Proceeds from sales and maturities of marketable debt securities	779.5	1,304.8	1,035.5
Payments for property, plant and equipment	(423.4)	(375.2)	(286.7)
Acquisitions of equipment for operating leases	(1,423.2)	(1,589.7)	(1,438.5)
Proceeds from asset disposals	470.7	433.8	448.8
Other, net		.5	3.1
Net Cash Used in Investing Activities	(1,964.6)	(1,564.3)	(1,974.9)

FINANCING ACTIVITIES:
Payments of cash dividends	(558.3)	(829.3)	(680.5)
Purchases of treasury stock		(70.5)	(201.6)
Proceeds from stock compensation transactions	39.3	29.4	21.8
Net increase (decrease) in commercial paper and short-term bank loans	352.1	(322.8)	250.7
Proceeds from term debt	1,670.2	1,994.8	1,993.2
Payments on term debt	(1,897.1)	(1,625.1)	(1,580.1)
Net Cash Used in Financing Activities	(393.8)	(823.5)	(196.5)
Effect of exchange rate changes on cash	91.6	(13.7)	(105.8)
Net Increase (Decrease) in Cash and Cash Equivalents	449.0	(100.7)	278.8
Cash and cash equivalents at beginning of year	1,915.7	2,016.4	1,737.6
Cash and cash equivalents at end of year	$2,364.7	$1,915.7	$2,016.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 31,	2017	2016	2015
	(millions, except per share data)
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of year	$350.7	$351.3	$355.2
Treasury stock retirement		(1.4)	(4.6)
Stock compensation	1.1	.8	.7
Balance at end of year	351.8	350.7	351.3

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	70.1	69.3	156.7
Treasury stock retirement		(43.4)	(128.5)
Stock compensation and tax benefit	53.1	44.2	41.1
Balance at end of year	123.2	70.1	69.3

TREASURY STOCK, AT COST:
Balance at beginning of year			(42.7)
Purchases, shares: 2017 - nil; 2016 - 1.38; 2015 - 3.85		(70.5)	(201.6)
Retirements		70.5	244.3
Balance at end of year

RETAINED EARNINGS:
Balance at beginning of year	7,484.9	7,536.8	6,863.8
Net income	1,675.2	521.7	1,604.0
Cash dividends declared on common stock, per share: 2017 - $2.19; 2016 - $1.56; 2015 - $2.32	(771.1)	(547.9)	(819.8)
Treasury stock retirement		(25.7)	(111.2)
Cumulative effect of change in accounting principle	(19.9)
Balance at end of year	8,369.1	7,484.9	7,536.8

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of year	(1,128.1)	(1,017.0)	(579.8)
Other comprehensive income (loss)	334.5	(111.1)	(437.2)
Balance at end of year	(793.6)	(1,128.1)	(1,017.0)
Total Stockholders’ Equity	$8,050.5	$6,777.6	$6,940.4

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

A.	SIGNIFICANT ACCOUNTING POLICIES

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

Financial Services:  Interest income from finance and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest income over the expected life of the contracts, generally 36 to 60 months, using the straight-line method which approximates the interest method.  For operating leases, rental revenue is recognized on a straight-line basis over the lease term. Rental revenues for the years ended December 31, 2017, 2016 and 2015 were $760.9, $698.9 and $668.6, respectively. Depreciation and related leased unit operating expenses were $665.7, $581.7 and $536.2 for the years ended December 31, 2017, 2016 and 2015, respectively.

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable.  Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2017 or December 31, 2016.  Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified).  Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

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

Receivables:

Trade and Other Receivables:  The Company’s trade and other receivables are recorded at cost, net of allowances.  At December 31, 2017 and 2016, respectively, trade and other receivables include trade receivables from dealers and customers of $962.0 and $734.6 and other receivables of $165.9 and $127.6 relating primarily to value added tax receivables and supplier allowances and rebates.

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

Allowance for Credit Losses:

Truck, Parts and Other:  The Company historically has not experienced significant losses or past due amounts on trade and other receivables in its Truck, Parts and Other businesses.  Accounts are considered past due once the unpaid balance is over 30 days outstanding based on contractual payment terms.  Accounts are charged-off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible.  The allowance for credit losses for Truck, Parts and Other was $1.5 and $1.7 for the years ended December 31, 2017 and 2016, respectively.  Net charge-offs were $.1, $.1 and $.3 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

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

On average, modifications extended contractual terms by approximately five months in 2017 and four months in 2016 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2017 and 2016.

The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale.  The retail segment consists of retail loans and direct and sales-type finance leases, net of unearned interest.  The wholesale segment consists of truck inventory financing loans to dealers that are collateralized by trucks and other collateral.  The wholesale segment generally has less risk than the retail segment.  Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires periodic reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases, obtains guarantees or other security such as dealership assets.  In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest, generally over three to five years, and they are secured by the same type of collateral.  The allowance for credit losses consists of both specific and general reserves.

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

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

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

Equipment on Operating Leases:  The Company’s Financial Services segment leases equipment under operating leases to its customers.  In addition, in the Truck segment, equipment sold to customers in Europe subject to a residual value guarantee (RVG) by the Company is generally accounted for as an operating lease.  Equipment is recorded at cost and is depreciated on the straight-line basis to the lower of the estimated residual value or guarantee value.  Lease and guarantee periods generally range from two to five years. Estimated useful lives of the equipment range from four to nine years.  The Company reviews residual values of equipment on operating leases periodically to determine that recorded amounts are appropriate.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost.  Depreciation is computed principally by the straight-line method based on the estimated useful lives of the various classes of assets.  Certain production tooling is amortized on a unit of production basis.

Long-lived Assets and Goodwill:  The Company evaluates the carrying value of property, plant and equipment when events and circumstances warrant a review.  Goodwill is tested for impairment at least on an annual basis. There were no significant impairment charges for the three years ended December 31, 2017.  Goodwill was $117.4 and $103.0 at December 31, 2017 and 2016, respectively.  The increase in value was mostly due to currency translation.

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

Derivative Financial Instruments:  As part of its risk management strategy, the Company enters into derivative contracts to hedge against interest rates and foreign currency risk.  Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting.  Derivative instruments that are not subject to hedge accounting are held as economic hedges.  The Company’s policies prohibit the use of derivatives for speculation or trading.  At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment.  All of the Company’s interest-rate and certain foreign-exchange contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements.  Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events.  For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral.  Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default.  The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio.  The asset position of the Company’s swap portfolio is $53.3 at December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

The Company uses regression analysis to assess effectiveness of interest-rate contracts on a quarterly basis.  For foreign-exchange contracts, the Company performs quarterly assessments to ensure that critical terms continue to match.  All components of the derivative instrument’s gain or loss are included in the assessment of hedge effectiveness.  Gains or losses on the ineffective portion of cash flow hedges are recognized in current earnings.  Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge.

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

New Accounting Pronouncements: In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment requires a reclassification from accumulated other comprehensive income (AOCI) to retained earnings the difference between the historical corporate income tax rate and the newly enacted income tax rate resulting from the Tax Act. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods.  Early adoption is permitted. Upon adoption, the Company estimates Retained earnings will increase and AOCI will decrease approximately $40 million with no impact to Stockholders’ Equity. The Company expects to early adopt this ASU in 2018.

In March 2017, FASB issued ASU 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendment disaggregates the service cost component from non-service cost components of pension expense and prescribes where to present the various components of pension cost on the income statement. This ASU also allows only the service cost component to be eligible for capitalization, when applicable (e.g. as a cost of manufactured inventory or self-constructed assets). The Company will adopt this ASU in January 2018 and accordingly will apply the income statement presentation of service and non-service components of pension expense retrospectively and the capitalization of service cost prospectively. Non-service components of pension expense (see Note L) are currently reported in Cost of sales and revenues and Selling, general and administrative expenses. Upon adoption of this ASU these costs will be reported in Truck, Parts and Other: Interest and other expenses, net.

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

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The FASB has subsequently issued several related ASUs to clarify the implementation guidance in ASU 2014-09. This standard may be applied retrospectively to each prior period presented or modified retrospectively with a cumulative effect recognized as of the date of initial application. The Company will adopt this ASU on a modified retrospective basis on January 1, 2018.

The most significant effect of the standard relates to trucks sold in Europe that are subject to a residual value guarantee (RVG) and are currently accounted for as an operating lease in the Truck, Parts and Other section of the Company’s Consolidated Balance Sheets (see Note E). Under the new standard, revenues will be recognized immediately for certain of these RVG contracts that allow customers the option to return their truck and for which there is no economic incentive to do so. The Company expects the overall effects on revenues to not be significant, as the increase in revenues from immediate recognition will largely be offset by reduced amortization of RVG revenue that had been deferred under the prior standard. Upon adoption of the new standard, total RVG assets will decrease by approximately $497 million and the related liability will decrease by approximately $520 million. The cumulative effect adjustment will increase Retained earnings by approximately $17 million, net of tax. Also as required by the new standard, the Company will recognize an asset for the value of expected returned aftermarket parts which had previously been netted with the related liabilities. The new standard also requires new and expanded footnote disclosures.

In addition to ASU 2016-16 disclosed above, the Company adopted the following standards effective January 1, 2017, none of which had a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION
2017-04 *	Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.
2016-09 **	Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
2015-11 **	Inventory (Topic 330): Simplifying the Measurement of Inventory.

*	The Company early adopted in 2017.
**	The Company adopted on the effective date of January 1, 2017.

The FASB also issued the following standards, which are not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2016-01 *	Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	January 1, 2018
2016-15 *	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.	January 1, 2018
2017-12 **	Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.	January 1, 2019

*	The Company will adopt on the effective date.
**	The Company expects to early adopt on January 1, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

B.	INVESTMENTS IN MARKETABLE DEBT SECURITIES

Marketable debt securities consisted of the following at December 31:

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2017	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$537.9		$2.4	$535.5
U.S. corporate securities	89.7	$.2	.2	89.7
U.S. government and agency securities	48.9		.2	48.7
Non-U.S. corporate securities	459.4	1.3	1.4	459.3
Non-U.S. government securities	91.5	.3	.1	91.7
Other debt securities	142.8	.1	.7	142.2
	$1,370.2	$1.9	$5.0	$1,367.1

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2016	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$597.9	$.2	$3.1	$595.0
U.S. corporate securities	47.6	.2		47.8
U.S. government and agency securities	16.0			16.0
Non-U.S. corporate securities	306.9	1.5	.4	308.0
Non-U.S. government securities	97.6	.6		98.2
Other debt securities	75.9	.2	.2	75.9
	$1,141.9	$2.7	$3.7	$1,140.9

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $1.4, $4.4 and $2.6, and gross realized losses were $.5, $.1 and $.8 for the years ended December 31, 2017, 2016 and 2015, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

At December 31,	2017		2016
	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER
Fair value	$908.5	$18.4	$615.5
Unrealized losses	4.8	.2	3.7

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

Contractual maturities on marketable debt securities at December 31, 2017 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$413.7	$413.3
One to five years	939.6	936.9
More than ten years	16.9	16.9
	$1,370.2	$1,367.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

C.	INVENTORIES

Inventories include the following:

At December 31,	2017	2016
Finished products	$515.7	$452.3
Work in process and raw materials	586.2	444.7
	1,101.9	897.0
Less LIFO reserve	(173.5)	(169.2)
	$928.4	$727.8

Inventories valued using the LIFO method comprised 47% and 49% of consolidated inventories before deducting the LIFO reserve at December 31, 2017 and 2016, respectively.

D.	FINANCE AND OTHER RECEIVABLES

Finance and other receivables include the following:

At December 31,	2017	2016
Loans	$4,147.8	$3,948.6
Direct financing leases	3,211.7	2,798.0
Sales-type finance leases	781.1	867.3
Dealer wholesale financing	1,880.6	1,528.5
Operating lease receivables and other	161.1	150.9
Unearned interest: Finance leases	(368.0)	(344.7)
	$9,814.3	$8,948.6
Less allowance for losses:
Loans and leases	(101.9)	(97.1)
Dealer wholesale financing	(6.0)	(5.5)
Operating lease receivables and other	(9.3)	(8.6)
	$9,697.1	$8,837.4

The net activity of sales-type finance leases, dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

Annual minimum payments due on finance receivables are as follows:

		FINANCE
Beginning January 1, 2018	LOANS	LEASES
2018	$1,351.5	$1,226.7
2019	1,088.1	959.6
2020	857.2	716.6
2021	542.0	440.6
2022	242.9	217.8
Thereafter	66.1	90.6
	$4,147.8	$3,651.9

Estimated residual values included with finance leases amounted to $340.9 in 2017 and $239.1 in 2016.  Experience indicates substantially all of dealer wholesale financing will be repaid within one year.  In addition, repayment experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while others may be extended or modified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

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

Allowance for Credit Losses:  The allowance for credit losses is summarized as follows:

	2017
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$5.5	$9.6	$87.5	$8.6	$111.2
Provision for losses		(.3)	21.1	1.5	22.3
Charge-offs			(24.8)	(1.9)	(26.7)
Recoveries			5.0	.3	5.3
Currency translation and other	.5	.1	3.7	.8	5.1
Balance at December 31	$6.0	$9.4	$92.5	$9.3	$117.2

	2016
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$7.3	$10.3	$88.9	$8.3	$114.8
Provision for losses	(1.7)	(.7)	18.6	2.2	18.4
Charge-offs			(22.9)	(2.1)	(25.0)
Recoveries			5.5	.3	5.8
Currency translation and other	(.1)		(2.6)	(.1)	(2.8)
Balance at December 31	$5.5	$9.6	$87.5	$8.6	$111.2

	2015
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$9.0	$11.9	$93.6	$7.5	$122.0
Provision for losses	(.8)	(1.4)	11.6	3.0	12.4
Charge-offs	(.3)		(13.6)	(3.2)	(17.1)
Recoveries			3.5	.5	4.0
Currency translation and other	(.6)	(.2)	(6.2)	.5	(6.5)
Balance at December 31	$7.3	$10.3	$88.9	$8.3	$114.8

*	Operating lease and other trade receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	DEALER		CUSTOMER
At December 31, 2017	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$.1	$4.0	$50.8	$54.9
Allowance for impaired finance receivables determined individually	.1		6.6	6.7
Recorded investment for finance receivables evaluated collectively	1,880.5	1,354.7	6,363.1	9,598.3
Allowance for finance receivables determined collectively	5.9	9.4	85.9	101.2

	DEALER		CUSTOMER
At December 31, 2016	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$.1		$57.3	$57.4
Allowance for impaired finance receivables determined individually	.1		4.9	5.0
Recorded investment for finance receivables evaluated collectively	1,528.4	$1,406.0	5,805.9	8,740.3
Allowance for finance receivables determined collectively	5.4	9.6	82.6	97.6

The recorded investment for finance receivables that are on non-accrual status is as follows:

At December 31,	2017	2016
Dealer:
Wholesale	$.1	$.1
Customer retail:
Fleet	44.4	49.5
Owner/operator	6.0	6.9
	$50.5	$56.5

Impaired Loans:  Impaired loans are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of December 31, 2017 and December 31, 2016 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
At December 31, 2017	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$18.8	$1.0	$19.9
Associated allowance	(.1)		(3.0)	(.2)	(3.3)
			$15.8	$.8	$16.6
Impaired loans with no specific reserve		$3.9	13.1	.2	17.2
Net carrying amount of impaired loans		$3.9	$28.9	$1.0	$33.8
Average recorded investment	$.1	$4.0	$31.3	$1.8	$37.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

	DEALER		CUSTOMER RETAIL
At December 31, 2016	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$18.9	$1.8	$20.8
Associated allowance	(.1)		(2.8)	(.3)	(3.2)
			$16.1	$1.5	$17.6
Impaired loans with no specific reserve			10.8	.2	11.0
Net carrying amount of impaired loans			$26.9	$1.7	$28.6
Average recorded investment	$2.8		$28.0	$2.4	$33.2

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	2017	2016	2015
Interest income recognized:
Customer retail - fleet	$1.6	$1.1	$1.4
Customer retail - owner/operator	.1	.4	.4
	$1.7	$1.5	$1.8

Credit Quality: The Company's customers are principally concentrated in the transportation industry in North America, Europe and Australia. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 5% of the total portfolio assets. The Company retains as collateral a security interest in the related equipment.

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

	DEALER		CUSTOMER RETAIL
At December 31, 2017	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$1,874.5	$1,354.7	$5,290.3	$1,005.2	$9,524.7
Watch	6.0		62.9	4.7	73.6
At-risk	.1	4.0	44.7	6.1	54.9
	$1,880.6	$1,358.7	$5,397.9	$1,016.0	$9,653.2

	DEALER		CUSTOMER RETAIL
At December 31, 2016	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$1,519.3	$1,406.0	$4,863.4	$922.1	$8,710.8
Watch	9.1		14.9	5.5	29.5
At-risk	.1		50.4	6.9	57.4
	$1,528.5	$1,406.0	$4,928.7	$934.5	$8,797.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
At December 31, 2017	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$1,880.5	$1,358.7	$5,365.7	$1,007.4	$9,612.3
31 – 60 days past due			14.7	4.0	18.7
Greater than 60 days past due	.1		17.5	4.6	22.2
	$1,880.6	$1,358.7	$5,397.9	$1,016.0	$9,653.2

	DEALER		CUSTOMER RETAIL
At December 31, 2016	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$1,528.4	$1,406.0	$4,898.4	$926.4	$8,759.2
31 – 60 days past due			12.6	3.9	16.5
Greater than 60 days past due	.1		17.7	4.2	22.0
	$1,528.5	$1,406.0	$4,928.7	$934.5	$8,797.7

Troubled Debt Restructurings: The balance of TDRs was $37.9 and $43.1 at December 31, 2017 and December 31, 2016, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	2017		2016
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$19.9	$19.9	$27.2	$27.2
Owner/operator	.6	.6	4.4	4.4
	$20.5	$20.5	$31.6	$31.6

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2017 and 2016.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the year ended by portfolio class are as follows:

	2017	2016
Fleet	$4.7	$.3
Owner/operator	.2	.4
	$4.9	$.7

There were $1.4 and $4.8 of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off for the year ended December 31, 2017 and 2016, respectively.

Repossessions: When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at December 31, 2017 and 2016 was $13.1 and $25.4, respectively.  Proceeds from the sales of repossessed assets were $58.3, $51.7 and $48.0 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in Proceeds from asset disposals in the Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

E.	EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases for Truck, Parts and Other and for the Financial Services segment is as follows:

	TRUCK, PARTS AND OTHER		FINANCIAL SERVICES
At December 31,	2017	2016	2017	2016
Equipment on operating leases	$1,615.5	$1,282.3	$4,066.3	$3,640.6
Less allowance for depreciation	(349.8)	(268.4)	(1,190.0)	(1,016.7)
	$1,265.7	$1,013.9	$2,876.3	$2,623.9

Annual minimum lease payments due on Financial Services operating leases beginning January 1, 2018 are $628.5, $433.2, $267.1, $138.2, $49.4 and $9.6 thereafter.

When the equipment is sold subject to an RVG, the full sales price is received from the customer.  A liability is established for the residual value obligation with the remainder of the proceeds recorded as deferred lease revenue.  These amounts are summarized below:

	TRUCK, PARTS AND OTHER
At December 31,	2017	2016
Residual value guarantees	$909.8	$699.2
Deferred lease revenues	429.2	373.4
	$1,339.0	$1,072.6

The deferred lease revenue is amortized on a straight-line basis over the RVG contract period.  At December 31, 2017, the annual amortization of deferred revenues beginning January 1, 2018 is $188.9, $123.8, $69.5, $42.3, $4.5 and $.2 thereafter.  Annual maturities of the RVGs beginning January 1, 2018 are $287.8, $269.9, $209.5, $79.8, $54.2 and $8.6 thereafter.

F.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment include the following:

At December 31,	USEFUL LIVES	2017	2016
Land		$263.3	$221.2
Buildings and improvements	10 - 40 years	1,315.1	1,134.1
Machinery, equipment and production tooling	3 - 12 years	3,782.1	3,285.2
Construction in progress		253.8	352.8
		5,614.3	4,993.3
Less allowance for depreciation		(3,149.9)	(2,733.3)
		$2,464.4	$2,260.0

G.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

Accounts payable, accrued expenses and other include the following:

At December 31,	2017	2016
Truck, Parts and Other:
Accounts payable	$1,154.7	$938.6
Product support liabilities	372.1	344.2
Accrued expenses	401.4	233.1
Accrued capital expenditures	120.1	111.2
Salaries and wages	238.9	194.8
Other	282.3	212.2
	$2,569.5	$2,034.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

H.	PRODUCT SUPPORT LIABILITIES

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2017	2016	2015
Balance at January 1	$282.1	$346.2	$310.8
Cost accruals	242.1	211.9	294.8
Payments	(236.8)	(255.7)	(228.8)
Change in estimates for pre-existing warranties	(2.0)	(7.3)	(21.3)
Currency translation	13.4	(13.0)	(9.3)
Balance at December 31	$298.8	$282.1	$346.2

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2017	2016	2015
Balance at January 1	$573.5	$524.8	$462.0
Deferred revenues	371.8	347.6	333.0
Revenues recognized	(328.2)	(274.3)	(248.4)
Currency translation	36.8	(24.6)	(21.8)
Balance at December 31	$653.9	$573.5	$524.8

Product support liabilities are included in the accompanying Consolidated Balance Sheets as follows:

	WARRANTY RESERVES		DEFERRED REVENUES
At December 31,	2017	2016	2017	2016
Truck, Parts and Other:
Accounts payable, accrued expenses and other	$176.0	$181.4	$196.1	$162.8
Other liabilities	122.8	100.7	441.0	395.7
Financial Services:
Deferred taxes and other liabilities			16.8	15.0
	$298.8	$282.1	$653.9	$573.5

I.	BORROWINGS AND CREDIT ARRANGEMENTS

Financial Services borrowings include the following:

	2017		2016
	EFFECTIVE		EFFECTIVE
At December 31,	RATE	BORROWINGS	RATE	BORROWINGS
Commercial paper	1.3%	$2,723.7	.7%	$2,242.5
Bank loans	6.9%	210.2	5.5%	205.0
		2,933.9		2,447.5
Term notes	1.7%	5,945.5	1.5%	6,027.7
	1.7%	$8,879.4	1.4%	$8,475.2

Commercial paper and term notes borrowings were $8,669.2 and $8,270.2 at December 31, 2017 and 2016, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(20.9) and $(19.3) at December 31, 2017 and 2016, respectively. The effective rate is the weighted average rate as of December 31, 2017 and 2016 and includes the effects of interest-rate contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

The annual maturities of the Financial Services borrowings are as follows:

	COMMERCIAL	BANK	TERM
Beginning January 1, 2018	PAPER	LOANS	NOTES	TOTAL
2018	$2,725.5	$57.1	$1,693.1	$4,475.7
2019		27.8	1,785.4	1,813.2
2020		74.8	1,610.3	1,685.1
2021		50.5	575.8	626.3
2022			300.0	300.0
	$2,725.5	$210.2	$5,964.6	$8,900.3

Interest paid on borrowings was $127.4, $108.2, and $101.3 in 2017, 2016 and 2015, respectively.  For the years ended December 31, 2017, 2016 and 2015, the Company capitalized interest on borrowings of nil for all periods presented, in Truck, Parts and Other.

The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets, and to a lesser extent, bank loans.  The medium-term notes are issued by PACCAR Financial Corp. (PFC), PACCAR Financial Europe and PACCAR Financial Mexico.

In November 2015, the Company’s U.S. finance subsidiary, PFC, filed a shelf registration under the Securities Act of 1933.  The total amount of medium-term notes outstanding for PFC as of December 31, 2017 was $4,450.0. The registration expires in November 2018 and does not limit the principal amount of debt securities that may be issued during that period. PFC intends to renew the registration in 2018.

As of December 31, 2017, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1,343.6 available for issuance under a €2,500.0 medium-term note program listed on the Professional Securities Market of the London Stock Exchange.  This program replaced an expiring program in the second quarter of 2017 and is renewable annually through the filing of new listing particulars.

In April 2016, PACCAR Financial Mexico registered a 10,000.0 peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5,000.0 pesos.  At December 31, 2017, 6,250.0 pesos remained available for issuance.

The Company has line of credit arrangements of $3,520.0, of which $3,306.8 were unused at December 31, 2017. Included in these arrangements are $3,000.0 of syndicated bank facilities, of which $1,000.0 expires in June 2018, $1,000.0 expires in June 2021 and $1,000.0 expires in June 2022.  The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration.  These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes.  There were no borrowings under the syndicated bank facilities for the year ended December 31, 2017.

J.	LEASES

The Company leases certain facilities and computer equipment under operating leases.  Leases expire at various dates through the year 2026. At January 1, 2018, annual minimum rent payments under non-cancelable operating leases having initial or remaining terms in excess of one year are $23.0, $14.6, $10.3, $6.5, $4.4 and $2.6 thereafter. For the years ended December 31, 2017, 2016 and 2015, total rental expenses under all leases amounted to $30.1, $28.8 and $30.5, respectively.

K.	COMMITMENTS AND CONTINGENCIES

At December 31, 2017, PACCAR had standby letters of credit and surety bonds totaling $26.3, from third party financial institutions, in the normal course of business, which guarantee various insurance, financing and other activities.  At December 31, 2017, PACCAR’s financial services companies, in the normal course of business, had outstanding commitments to fund new loan and lease transactions amounting to $928.6.  The commitments generally expire in 90 days.  The Company had other commitments, primarily to purchase production inventory, equipment and energy amounting to $243.9, $71.6, $69.1, $62.3, $60.5 and nil for 2018, 2019, 2020, 2021, 2022 and beyond, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters.  In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies.  The Company has an undiscounted accrual to provide for the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future.  Expenditures related to environmental activities for the years ended December 31, 2017, 2016 and 2015 were $1.9, $2.2 and $2.0, respectively.

While the timing and amount of the ultimate costs associated with future environmental cleanup cannot be determined, management expects that these matters will not have a significant effect on the Company's consolidated financial position.

In the first half of 2016, the Company recorded a charge of €752.7 ($833.0) in connection with an investigation by the European Commission (EC) of all major European truck manufacturers, including DAF Trucks N.V., its subsidiary DAF Trucks Deutschland GmbH (collectively, “DAF”) and the Company as their parent. On July 19, 2016, the EC reached a settlement with DAF and the Company under which the EC imposed a fine of €752.7 ($833.0) for infringement of European Union competition rules. DAF paid the fine in August 2016.  Following the EC settlement, claims and lawsuits have been filed against the Company, DAF and certain DAF subsidiaries and other truck manufacturers. Others may bring EC related claims and lawsuits against the Company or its subsidiaries. While the Company believes it has meritorious defenses, such claims and lawsuits will likely take a significant period of time to resolve, and it is not possible to estimate a range of potential loss. An adverse outcome of such proceedings could have a material impact on the Company’s results of operations.

PACCAR is also a defendant in various other legal proceedings and, in addition, there are various other contingent liabilities arising in the normal course of business. After consultation with legal counsel, management does not anticipate that disposition of these various other proceedings and contingent liabilities will have a material effect on the consolidated financial statements.

L.	EMPLOYEE BENEFITS

Severance Costs:  The Company incurred severance expense in 2017, 2016 and 2015 of $.8, $2.0 and $3.3, respectively.

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

The Company funds its pensions in accordance with applicable employee benefit and tax laws.  The Company contributed $70.6 to its pension plans in 2017 and $185.7 in 2016.  The Company expects to contribute in the range of $70.0 to $100.0 to its pension plans in 2018, of which $21.2 is estimated to satisfy minimum funding requirements.  Annual benefits expected to be paid beginning January 1, 2018 are $84.4, $87.1, $94.0, $99.9, $106.2 and for the five years thereafter, a total of $609.7.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

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

The following information details the allocation of plan assets by investment type.  See Note P for definitions of fair value levels.

		FAIR VALUE HIERARCHY
At December 31, 2017	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$768.5	$768.5
Global equities					866.8	866.8
Total equities	50 - 70%				1,635.3	1,635.3

Fixed income:
U.S. fixed income		$223.3	$238.2	$461.5	$416.0	$877.5
Non-U.S. fixed income			27.4	27.4	299.4	326.8
Total fixed income	30 - 50%	223.3	265.6	488.9	715.4	1,204.3
Cash and other		9.2	70.1	79.3	.7	80.0
Total plan assets		$232.5	$335.7	$568.2	$2,351.4	$2,919.6

		FAIR VALUE HIERARCHY
At December 31, 2016	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$690.8	$690.8
Global equities					746.1	746.1
Total equities	50 - 70%				1,436.9	1,436.9

Fixed income:
U.S. fixed income		$195.7	$196.9	$392.6	$317.8	$710.4
Non-U.S. fixed income			19.6	19.6	254.5	274.1
Total fixed income	30 - 50%	195.7	216.5	412.2	572.3	984.5
Cash and other		8.8	60.0	68.8	3.9	72.7
Total plan assets		$204.5	$276.5	$481.0	$2,013.1	$2,494.1

The following additional data relates to all pension plans of the Company:

At December 31,	2017	2016
Weighted average assumptions:
Discount rate	3.3%	3.7%
Rate of increase in future compensation levels	3.9%	3.9%
Assumed long-term rate of return on plan assets	6.4%	6.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

The components of the change in projected benefit obligation and change in plan assets are as follows:

	2017	2016
Change in projected benefit obligation:
Benefit obligation at January 1	$2,505.6	$2,306.0
Service cost	92.9	88.6
Interest cost	81.1	94.3
Benefits paid	(82.6)	(80.2)
Actuarial loss	154.7	186.4
Currency translation and other	68.6	(90.6)
Participant contributions	.4	1.1
Projected benefit obligation at December 31	$2,820.7	$2,505.6

Change in plan assets:
Fair value of plan assets at January 1	$2,494.1	$2,219.0
Employer contributions	70.6	185.7
Actual return on plan assets	369.8	254.5
Benefits paid	(82.6)	(80.2)
Currency translation and other	67.3	(86.0)
Participant contributions	.4	1.1
Fair value of plan assets at December 31	$2,919.6	$2,494.1
Funded status at December 31	$98.9	$(11.5)

	2017	2016
Amounts recorded on balance sheet:
Other noncurrent assets	$228.9	$107.2
Other liabilities	130.0	118.7
Accumulated other comprehensive loss:
Actuarial loss	372.9	410.6
Prior service cost	2.6	3.4
Net initial transition amount	.1	.1

Of the December 31, 2017 amounts in accumulated other comprehensive loss, $30.4 of unrecognized actuarial loss and $1.3 of unrecognized prior service cost are expected to be amortized into net pension expense in 2018.

The accumulated benefit obligation for all pension plans of the Company was $2,492.4 and $2,215.3 at December 31, 2017 and 2016, respectively.

Information for all plans with an accumulated benefit obligation in excess of plan assets is as follows:

At December 31,	2017	2016
Projected benefit obligation	$142.5	$110.2
Accumulated benefit obligation	124.0	100.4
Fair value of plan assets	23.5	9.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

The components of pension expense are as follows:

Year Ended December 31,	2017	2016	2015
Service cost	$92.9	$88.6	$91.3
Interest on projected benefit obligation	81.1	94.3	92.2
Expected return on assets	(159.7)	(141.7)	(140.8)
Amortization of prior service costs	1.2	1.2	1.3
Recognized actuarial loss	25.4	27.7	41.1
Curtailment gain			(.1)
Net pension expense	$40.9	$70.1	$85.0

On January 1, 2017, the Company changed the method used to estimate service cost and interest cost components of pension expense from a single weighted-average method, which is a single discount rate determined at the pension plans measurement date, to an individual spot rate approach, which applies specific spot rates along the yield curve to the relevant projected cash flows. This approach is a more precise measurement of net periodic benefit costs and does not impact the benefit obligation. The Company considers this a change in estimate inseparable from a change in accounting principle and is being accounted for prospectively. This change lowered net pension expense by approximately $15.0 in 2017.

Multi-employer Plans:  The Company participates in multi-employer plans in the U.S. and Europe.  These are typically under collective bargaining agreements and cover its union-represented employees. The Company’s participation in the following multi-employer plans for the years ended December 31 are as follows:

		PENSION PLAN	COMPANY CONTRIBUTIONS
PENSION PLAN	EIN	NUMBER	2017	2016	2015
Metal and Electrical Engineering Industry Pension Fund		135668	$25.0	$23.1	$23.0
Western Metal Industry Pension Plan	91-6033499	001	1.4	1.5	2.1
Other plans			.8	.7	.9
			$27.2	$25.3	$26.0

The Company contributions shown in the table above approximates the multi-employer pension expense for each of the years ended December 31, 2017, 2016 and 2015, respectively.

Metal and Electrical Engineering Industry Pension Fund is a multi-employer union plan incorporating all DAF employees in the Netherlands and is covered by a collective bargaining agreement that will expire May 31, 2018. The Company’s contributions were less than 5% of the total contributions to the plan for the last two reporting periods ending December 2017.  The plan is required by law (the Netherlands Pension Act) to have a coverage ratio in excess of 104.3%.  Because the coverage ratio of the plan was 101.5% at December 31, 2017, a funding improvement plan effective through 2026 is in place.  The funding improvement plan includes a reduction in pension benefits and delays in future benefit increases.

The Western Metal Industry Pension Plan is located in the U.S. and is covered by a collective bargaining agreement that will expire on November 1, 2020.  In accordance with the U.S. Pension Protection Act of 2006, the plan was certified as critical (red) status as of December 31, 2017, and a funding improvement plan was implemented requiring additional contributions through 2022 as long as the plan remains in critical status.  Contributions by the Company were 7% and 8% of the total contributions to the plan for the years ended December 31, 2017 and 2016, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

Defined Contribution Plans:  The Company maintains several defined contribution benefit plans whereby it contributes designated amounts on behalf of participant employees.  The largest plan is for U.S. salaried employees where the Company matches a percentage of employee contributions up to an annual limit.  The match was 5% of eligible pay in 2017, 2016 and 2015.  Other plans are located in Australia, Brasil, Canada, the Netherlands, Belgium and Germany.  Expenses for these plans were $37.9, $34.1 and $36.1 in 2017, 2016 and 2015, respectively.

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

The components of the Company’s income before income taxes include the following:

Year Ended December 31,	2017	2016	2015
Domestic	$1,347.8	$1,190.7	$1,581.6
Foreign	825.5	(60.3)	755.5
	$2,173.3	$1,130.4	$2,337.1

The components of the Company’s provision for income taxes include the following:

Year Ended December 31,	2017	2016	2015
Current provision:
Federal	$397.7	$322.9	$521.8
State	63.8	41.7	61.1
Foreign	210.5	213.2	205.4
	672.0	577.8	788.3
Deferred provision (benefit):
Federal	(173.8)	31.5	(57.8)
State	2.3	4.8	5.3
Foreign	(2.4)	(5.4)	(2.7)
	(173.9)	30.9	(55.2)
	$498.1	$608.7	$733.1

Tax benefits recognized for net operating loss carryforwards were $4.3, $1.2 and $.6 for the years ended 2017, 2016 and 2015, respectively.

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
Effect of:
Rate change on deferred taxes	(14.0)
Transition tax	6.0
Non-deductible EC charge		25.8
State	1.8	2.9	2.1
Federal domestic production deduction	(1.1)	(2.6)	(1.8)
Tax on foreign earnings	(4.0)	(7.4)	(2.7)
Other, net	(.8)	.1	(1.2)
	22.9%	53.8%	31.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

On December 22, 2017, the U.S. enacted new federal income tax legislation, the Tax Cuts and Jobs Act (“the Tax Act”). The Act lowered the U.S. statutory income tax rate from 35% to 21%, imposed a one-time transition tax on the Company’s foreign earnings, which previously had been deferred from U.S. income tax and created a modified territorial system. As a result, the Company recorded a provisional amount of $304.0 of deferred tax benefits, due to the re-measurement of net deferred tax liabilities at the new lower statutory tax rate. In addition, the Company recorded a provisional amount of $130.6 of tax expense on the Company’s foreign earnings, which previously had been deferred from U.S. income tax. These provisional amounts may change in 2018, as new information becomes available, as the Tax Act continues to be interpreted and as new technical guidance is issued. The Company will finalize certain tax positions upon filing its 2017 U.S. income tax returns. The Company will then conclude whether the associated provisional amounts require further adjustment. Based on the Company’s current operations, the Company does not expect its future foreign earnings will be subject to significant U.S. federal income tax as a result of the new modified territorial system.

As noted above, as of December 31, 2017, the Company has provided a U.S. transition tax of $130.6 on all of the Company’s foreign earnings. Included in domestic taxable income for 2016 and 2015 are $180.4 and $249.7 of foreign earnings, respectively, which are not indefinitely reinvested, for which domestic taxes of $7.1 and $12.2, respectively, were provided to account for the difference between the domestic and foreign tax rate on those earnings.

At December 31, 2017, the Company had net operating loss carryforwards of $399.4, of which $271.3 related to foreign subsidiaries and $128.1 related to states in the U.S. The related deferred tax asset was $94.6, for which a $78.3 valuation allowance has been provided. The carryforward periods range from three years to indefinite, subject to certain limitations under applicable laws. The future tax benefits of net operating loss carryforwards are evaluated on a regular basis, including a review of historical and projected operating results.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

At December 31,	2017	2016
Assets:
Accrued expenses	$183.9	$239.2
Net operating loss and tax credit carryforwards	102.1	84.4
Postretirement benefit plans		11.7
Allowance for losses on receivables	35.6	41.2
Goodwill and intangibles	34.4	1.3
Other	89.2	105.1
	445.2	482.9
Valuation allowance	(118.6)	(64.5)
	326.6	418.4
Liabilities:
Financial Services leasing depreciation	(608.2)	(808.7)
Depreciation and amortization	(165.1)	(246.1)
Postretirement benefit plans	(39.5)
Other	(28.8)	(35.3)
	(841.6)	(1,090.1)
Net deferred tax liability	$(515.0)	$(671.7)

The balance sheets classification of the Company’s deferred tax assets and liabilities are as follows:

At December 31,	2017	2016
Truck, Parts and Other:
Other noncurrent assets, net	$71.0	$119.5
Other liabilities	(1.9)	(6.3)
Financial Services:
Other assets	45.2	74.6
Deferred taxes and other liabilities	(629.3)	(859.5)
Net deferred tax liability	$(515.0)	$(671.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

Cash paid for income taxes was $661.4, $499.4 and $879.7 in 2017, 2016 and 2015, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016	2015
Balance at January 1	$17.3	$19.1	$12.0
Additions for tax positions related to the current year	5.6	3.9	10.3
Additions for tax positions related to prior years
Reductions for tax positions related to prior years		(.3)	(2.0)
Reductions related to settlements		(5.4)
Lapse of statute of limitations			(1.2)
Balance at December 31	$22.9	$17.3	$19.1

The Company had $22.9, $17.3 and $19.1 of unrecognized tax benefits, of which $16.8, $13.9 and $9.9 would impact the effective tax rate, if recognized, as of December 31, 2017, 2016 and 2015, respectively.

The Company recognized $.2, $1.9 and $1.9 of income related to interest in 2017, 2016 and 2015, respectively. Accrued interest expense and penalties were $1.1, $.9 and $2.8 as of December 31, 2017, 2016 and 2015, respectively.  Interest and penalties are classified as income taxes in the Consolidated Statements of Income.

The Company believes it is reasonably possible that approximately $1.8 of unrecognized tax benefits, resulting primarily from intercompany transactions, will be resolved within the next twelve months from Competent Authority negotiations between tax authorities of two jurisdictions. The Company does not expect the net impact of these negotiations to be material to its effective tax rate. As of December 31, 2017, the United States Internal Revenue Service has completed examinations of the Company’s tax returns for all years through 2012, with the exception of 2009 which remains subject to examination. The Company’s tax returns for other major jurisdictions remain subject to examination for the years ranging from 2008 through 2017.

N.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss):  The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity, consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2017	$(4.3)	$(.3)	$(414.1)	$(709.4)	$(1,128.1)
Recorded into AOCI	(91.6)	(1.1)	20.4	292.0	219.7
Reclassified out of AOCI	97.1	(.4)	18.1		114.8
Net other comprehensive income (loss)	5.5	(1.5)	38.5	292.0	334.5
Balance at December 31, 2017	$1.2	$(1.8)	$(375.6)	$(417.4)	$(793.6)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2016	$(6.4)	$2.1	$(390.4)	$(622.3)	$(1,017.0)
Recorded into AOCI	.2	.3	(42.6)	(87.1)	(129.2)
Reclassified out of AOCI	1.9	(2.7)	18.9		18.1
Net other comprehensive income (loss)	2.1	(2.4)	(23.7)	(87.1)	(111.1)
Balance at December 31, 2016	$(4.3)	$(.3)	$(414.1)	$(709.4)	$(1,128.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2015	$(13.5)	$5.3	$(433.1)	$(138.5)	$(579.8)
Recorded into AOCI	27.9	(1.7)	15.1	(483.8)	(442.5)
Reclassified out of AOCI	(20.8)	(1.5)	27.6		5.3
Net other comprehensive income (loss)	7.1	(3.2)	42.7	(483.8)	(437.2)
Balance at December 31, 2015	$(6.4)	$2.1	$(390.4)	$(622.3)	$(1,017.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

Reclassifications out of AOCI during the years ended December 31, 2017, 2016 and 2015 are as follows:

		AMOUNT RECLASSIFIED OUT OF AOCI
AOCI COMPONENTS	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF INCOME	2017	2016	2015
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$12.1	$(27.9)	$(.1)
	Cost of sales and revenues	3.9	.6	3.4
	Interest and other expense, net	1.8	1.3	(4.1)
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	115.6	36.8	(28.5)
	Pre-tax expense increase (reduction)	133.4	10.8	(29.3)
	Tax (benefit) expense	(36.3)	(8.9)	8.5
	After-tax expense increase (reduction)	97.1	1.9	(20.8)
Unrealized (gains) and losses on marketable debt securities:
Marketable debt securities	Investment income	(.6)	(3.7)	(2.1)
	Tax expense	.2	1.0	.6
	After-tax income increase	(.4)	(2.7)	(1.5)
Pension plans:
Truck, Parts and Other
Actuarial loss	Cost of sales and revenues	12.3	13.6	22.4
	Selling, general and administrative	12.3	13.0	17.1
		24.6	26.6	39.5
Prior service costs	Cost of sales and revenues	1.0	.9	1.0
	Selling, general and administrative	.2	.3	.2
		1.2	1.2	1.2
Financial Services
Actuarial loss	Selling, general and administrative	.8	1.1	1.7
	Pre-tax expense increase	26.6	28.9	42.4
	Tax benefit	(8.5)	(10.0)	(14.8)
	After-tax expense increase	18.1	18.9	27.6
Total reclassifications out of AOCI		$114.8	$18.1	$5.3

Other Capital Stock Changes: The Company purchased treasury shares of nil, 1.4 million and 3.8 million in 2017, 2016 and 2015, respectively.  The Company retired treasury shares of nil in 2017, 1.4 million in 2016 and 4.6 million in 2015.

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

At December 31, 2017, the notional amount of the Company’s interest-rate contracts was $2,878.4.  Notional maturities for all interest-rate contracts are $978.5 for 2018, $911.2 for 2019, $436.9 for 2020, $392.3 for 2021, $126.8 for 2022, and $32.7 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

Foreign-Exchange Contracts:  The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso.  The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates.  At December 31, 2017, the notional amount of the outstanding foreign-exchange contracts was $480.4.  Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

At December 31,	2017		2016
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$53.3		$109.7
Deferred taxes and other liabilities		$98.3		$46.3
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	3.8		3.9
Accounts payable, accrued expenses and other		1.9		1.9
	$57.1	$100.2	$113.6	$48.2
Economic hedges:
Interest-rate contracts:
Financial Services:
Deferred taxes and other liabilities				$.1
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.6		$.8
Accounts payable, accrued expenses and other		$.6		.3
Financial Services:
Other assets	.1		4.0
Deferred taxes and other liabilities		2.2		.7
	$.7	$2.8	$4.8	$1.1

Gross amounts recognized in Balance Sheet	$57.8	$103.0	$118.4	$49.3
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(.4)	(.4)	(1.0)	(1.0)
Financial Services:
Interest-rate contracts	(8.7)	(8.7)	(15.4)	(15.4)
Foreign-exchange contracts			(.1)	(.1)
Pro forma net amount	$48.7	$93.9	$101.9	$32.8

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

Year Ended December 31,	2017	2016	2015
Interest-rate swaps	$2.3	$5.5	$(.9)
Term notes	(1.5)	(6.4)	.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

Cash Flow Hedges:  Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges.  Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI to the extent such hedges are considered effective.  Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings.  The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 9.6 years.  For the periods ended December 31, 2017, 2016 and 2015, the Company recognized no gains or losses on the ineffective portion.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income (loss) (OCI):

Year Ended December 31,	2017		2016		2015
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
(Loss) gain recognized in OCI:
Truck, Parts and Other		$(17.4)		$24.4		$4.9
Financial Services	$(108.1)		$(30.9)		$33.8
	$(108.1)	$(17.4)	$(30.9)	$24.4	$33.8	$4.9

Expense (income) reclassified out of AOCI into income was as follows:

Year Ended December 31,	2017		2016		2015
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Net sales and revenues		$12.1		$(27.9)		$(.1)
Cost of sales and revenues		3.9		.6		3.4
Interest and other expense, net		1.8		1.3		(4.1)
Financial Services:
Interest and other borrowing expenses	$115.6		$36.8		$(28.5)
	$115.6	$17.8	$36.8	$(26.0)	$(28.5)	$(.8)

The amount of gain recorded in AOCI at December 31, 2017 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $3.7, net of taxes.  The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains or losses reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil for the year ended December 31, 2017, a loss of $.3 for the year ended December 31, 2016 and nil for the year ended December 31, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

The expense (income) recognized in earnings related to economic hedges was as follows:

Year Ended December 31,	2017		2016		2015
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Net sales and revenues				$(.4)
Cost of sales and revenues		$.3		.4		$(.7)
Interest and other expense, net		2.1		14.9		3.0
Financial Services:
Interest and other borrowing expenses	$(.1)	49.1	$.1	(28.4)		(7.6)
Selling, general and administrative		.5		1.8		(2.3)
	$(.1)	$52.0	$.1	$(11.7)		$(7.6)

P.FAIR VALUE MEASUREMENTS

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2017.  The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At December 31, 2017	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$535.5	$535.5
U.S. corporate securities		89.7	89.7
U.S. government and agency securities	$48.7		48.7
Non-U.S. corporate securities		459.3	459.3
Non-U.S. government securities		91.7	91.7
Other debt securities		142.2	142.2
Total marketable debt securities	$48.7	$1,318.4	$1,367.1
Derivatives
Cross currency swaps		$44.2	$44.2
Interest-rate swaps		9.1	9.1
Foreign-exchange contracts		4.5	4.5
Total derivative assets		$57.8	$57.8
Liabilities:
Derivatives
Cross currency swaps		$93.0	$93.0
Interest-rate swaps		5.3	5.3
Foreign-exchange contracts		4.7	4.7
Total derivative liabilities		$103.0	$103.0

At December 31, 2016	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$595.0	$595.0
U.S. corporate securities		47.8	47.8
U.S. government and agency securities	$15.4	.6	16.0
Non-U.S. corporate securities		308.0	308.0
Non-U.S. government securities		98.2	98.2
Other debt securities		75.9	75.9
Total marketable debt securities	$15.4	$1,125.5	$1,140.9
Derivatives
Cross currency swaps		$102.7	$102.7
Interest-rate swaps		7.0	7.0
Foreign-exchange contracts		8.7	8.7
Total derivative assets		$118.4	$118.4
Liabilities:
Derivatives
Cross currency swaps		$37.1	$37.1
Interest-rate swaps		9.3	9.3
Foreign-exchange contracts		2.9	2.9
Total derivative liabilities		$49.3	$49.3

Fair Value Disclosure of Other Financial Instruments

For financial instruments that are not recognized at fair value, the Company uses the following methods and assumptions to determine the fair value.  These instruments are categorized as Level 2, except cash which is categorized as Level 1 and fixed rate loans which are categorized as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

At December 31,	2017		2016
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$3,793.8	$3,804.8	$3,607.4	$3,638.4
Liabilities:
Financial Services fixed rate debt	5,397.6	5,387.0	4,915.2	4,929.3

Q.	STOCK COMPENSATION PLANS

PACCAR has certain plans under which officers and key employees may be granted options to purchase shares of the Company’s authorized but unissued common stock under plans approved by stockholders.  Non‑employee directors and certain officers may be granted restricted shares of the Company’s common stock under plans approved by stockholders.  Options outstanding under these plans were granted with exercise prices equal to the fair market value of the Company’s common stock at the date of grant.  Options expire no later than ten years from the grant date and generally vest after three years.  Restricted stock awards generally vest over three years or earlier upon meeting certain age and service requirements.

The Company recognizes compensation cost on these options and restricted stock awards on a straight-line basis over the requisite period the employee is required to render service less estimated forfeitures based on historical experience. The maximum number of shares of the Company’s common stock authorized for issuance under these plans is 46.7 million shares, and as of December 31, 2017, the maximum number of shares available for future grants was 14.0 million.

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

	2017	2016	2015
Risk-free interest rate	1.97%	1.37%	1.35%
Expected volatility	23%	26%	28%
Expected dividend yield	3.1%	4.0%	3.4%
Expected term	5 years	5 years	5 years
Weighted average grant date fair value of options per share	$10.56	$7.51	$10.98

The fair value of options granted was $6.4, $6.0 and $6.3 for the years ended December 31, 2017, 2016 and 2015, respectively.  The fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $5.2, $7.8 and $9.5, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions, except per share data)

A summary of activity under the Company’s stock plans is presented below:

	2017	2016	2015
Intrinsic value of options exercised	$22.0	$10.4	$14.1
Cash received from stock option exercises	40.0	29.4	21.8
Tax benefit related to stock award exercises	4.9	1.0	3.5
Stock based compensation	12.7	13.1	14.6
Tax benefit related to stock based compensation	4.6	4.7	5.1

The summary of options as of December 31, 2017 and changes during the year then ended are presented below:

		PER SHARE	REMAINING	AGGREGATE
	NUMBER	EXERCISE	CONTRACTUAL	INTRINSIC
	OF SHARES	PRICE*	LIFE IN YEARS*	VALUE
Options outstanding at January 1	4,466,900	$48.15
Granted	605,300	67.63
Exercised	(895,100)	44.74
Cancelled	(120,900)	56.28
Options outstanding at December 31	4,056,200	$51.57	5.73	$79.1
Vested and expected to vest	3,949,100	$51.31	5.65	$78.1
Exercisable	2,295,200	$45.79	3.84	$58.0

*	Weighted Average

The fair value of restricted shares is determined based upon the stock price on the date of grant.  The summary of nonvested restricted shares as of December 31, 2017 and changes during the year then ended is presented below:

	NUMBER	GRANT DATE
NONVESTED SHARES	OF SHARES	FAIR VALUE*
Nonvested awards outstanding at January 1	198,400	$55.27
Granted	119,200	67.48
Vested	(105,900)	59.24
Nonvested awards outstanding at December 31	211,700	$60.16
*	Weighted Average

As of December 31, 2017, there was $5.5 of total unrecognized compensation cost related to nonvested stock options, which is recognized over a remaining weighted average vesting period of 1.45 years.  Unrecognized compensation cost related to nonvested restricted stock awards of $1.9 is expected to be recognized over a remaining weighted average vesting period of 1.31 years.

The dilutive and antidilutive options are shown separately in the table below:

Year Ended December 31,	2017	2016	2015
Additional shares	1,038,400	694,700	906,100
Antidilutive options	696,400	1,943,500	1,180,400

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions)

R.	SEGMENT AND RELATED INFORMATION

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

Other:  Included in Other is the Company’s industrial winch manufacturing business.  Also within this category are other sales, income and expense not attributable to a reportable segment, including the EC charge and a portion of corporate expenses.  Intercompany interest income on cash advances to the financial services companies is included in Other and was nil, $.4 and $.5 for 2017, 2016 and 2015, respectively.

Geographic Area Data	2017	2016	2015
Net sales and revenues:
United States	$10,530.1	$9,221.3	$11,408.3
Europe	5,354.6	4,903.3	4,515.9
Other	3,571.7	2,908.7	3,190.9
	$19,456.4	$17,033.3	$19,115.1
Property, plant and equipment, net:
United States	$1,238.1	$1,187.0	$1,140.5
The Netherlands	464.5	406.7	438.7
Other	761.8	666.3	597.2
	$2,464.4	$2,260.0	$2,176.4
Equipment on operating leases, net:
United States	$1,530.8	$1,458.0	$1,287.9
Germany	385.1	318.3	321.9
United Kingdom	343.1	309.7	321.3
Mexico	316.1	304.8	330.0
Other	1,566.9	1,247.0	1,111.9
	$4,142.0	$3,637.8	$3,373.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015 (currencies in millions)

Business Segment Data	2017	2016	2015
Net sales and revenues:
Truck	$15,543.7	$13,652.7	$15,568.6
Less intersegment	(768.9)	(885.4)	(786.1)
External customers	14,774.8	12,767.3	14,782.5
Parts	3,380.2	3,052.9	3,104.7
Less intersegment	(53.2)	(47.2)	(44.6)
External customers	3,327.0	3,005.7	3,060.1
Other	85.7	73.6	100.2
	18,187.5	15,846.6	17,942.8
Financial Services	1,268.9	1,186.7	1,172.3
	$19,456.4	$17,033.3	$19,115.1
Income before income taxes:
Truck	$1,296.9	$1,125.8	$1,440.3
Parts	614.2	543.8	555.6
Other*	(37.1)	(873.3)	(43.2)
	1,874.0	796.3	1,952.7
Financial Services	264.0	306.5	362.6
Investment income	35.3	27.6	21.8
	$2,173.3	$1,130.4	$2,337.1
Depreciation and amortization:
Truck	$468.2	$432.8	$399.8
Parts	8.1	7.3	6.2
Other	18.1	15.8	14.9
	494.4	455.9	420.9
Financial Services	613.1	537.2	486.2
	$1,107.5	$993.1	$907.1
Expenditures for long-lived assets:
Truck	$769.7	$735.6	$660.0
Parts	23.4	16.9	24.9
Other	54.0	25.5	17.7
	847.1	778.0	702.6
Financial Services	1,008.0	1,214.4	1,044.4
	$1,855.1	$1,992.4	$1,747.0
Segment assets:
Truck	$5,159.7	$4,429.4	$4,472.3
Parts	950.7	805.1	793.3
Other	505.6	287.0	211.6
Cash and marketable securities	3,621.9	2,922.6	3,378.0
	10,237.9	8,444.1	8,855.2
Financial Services	13,202.3	12,194.8	12,254.6
	$23,440.2	$20,638.9	$21,109.8

*	Other includes the $833.0 European Commission charge in 2016.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Ernst & Young LLP, the Independent Registered Public Accounting Firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is included on page 78.

Ronald E. Armstrong

Chief Executive Officer

report of independent registered public accounting firm on
the company’s consolidated financial statements

The Board of Directors and Stockholders of PACCAR Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PACCAR Inc (the “Company“) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders‘ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1945 Seattle, Washington
February 21, 2018

report of independent registered public accounting
firm on the company’s internal control over
financial reporting

The Board of Directors and Stockholders of PACCAR Inc

Opinion on Internal Control over Financial Reporting

We have audited PACCAR Inc’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PACCAR Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of PACCAR Inc as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 21, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

Seattle, Washington	/s/ Ernst & Young LLP
February 21, 2018

quarterly results (unaudited)

	QUARTER
	FIRST	SECOND	THIRD	FOURTH
	(millions except per share data)
2017
Truck, Parts and Other:
Net sales and revenues	$3,935.7	$4,397.9	$4,731.5	$5,122.4
Cost of sales and revenues	3,382.2	3,755.2	4,046.8	4,409.5
Research and development	61.0	66.1	67.0	70.6
Financial Services:
Revenues	302.2	306.3	328.2	332.2
Interest and other borrowing expenses	34.1	37.4	38.3	39.8
Depreciation and other expenses	179.7	172.8	186.2	188.8
Net Income	310.3	373.0	402.7	589.2
Adjusted Net Income *				415.8
Net Income Per Share: **
Basic	$.88	$1.06	$1.14	$1.67
Diluted	.88	1.06	1.14	1.67
Adjusted Diluted *				1.18

2016
Truck, Parts and Other:
Net sales and revenues	$4,010.6	$4,115.8	$3,953.2	$3,767.0
Cost of sales and revenues	3,413.6	3,489.4	3,371.5	3,243.2
Research and development	59.6	60.8	59.2	67.6
European Commission charge	942.6	(109.6)
Financial Services:
Revenues	289.4	297.4	296.2	303.7
Interest and other borrowing expenses	30.3	32.6	32.2	32.1
Depreciation and other expenses	150.9	156.4	162.6	165.3
Net (Loss) Income	(594.6)	481.3	346.2	288.8
Adjusted Net Income *	348.0	371.7
Net (Loss) Income Per Share:
Basic	$(1.69)	$1.37	$.99	$.82
Diluted	(1.69)	1.37	.98	.82
Adjusted Diluted *	.99	1.06

*	See Reconciliation of GAAP to Non-GAAP Financial Measures for 2017 and 2016 on page 33.
**

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

Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting on page 76 and Report of Independent Registered Public Accounting Firm on the Company’s Internal Control over Financial Reporting on page 78 for the year ended December 31, 2017, are included in this Form 10-K.

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 401(a), (d), and (e) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of May 1, 2018 and is incorporated herein by reference:

Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

Item 401(b) of Regulation S-K:

Executive Officers of the registrant as of February 21, 2018:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (64)	Executive Chairman of the Board of Directors since April 2014; Chairman and Chief Executive Officer from 1997 to April 2014. Mr. Pigott is the brother of John M. Pigott, a director of the Company.

Ronald E. Armstrong (62)	Chief Executive Officer since April 2014; President from January 2011 to April 2014.

Harrie C.A.M. Schippers (55)

President and Chief Financial Officer since January 2018; Executive Vice President and Chief Financial Officer from February 2017 to December 2017; Senior Vice President from April 2016 to February 2017; Vice President of PACCAR and President of DAF Trucks N.V. from April 2010 to April 2016.

Gary L. Moore (62)

Executive Vice President since January 2016; Senior Vice President from January 2015 to December 2015; Vice President and General Manager, Kenworth Truck Company (KW) from January 2012 to December 2014.

Michael T. Barkley (62)	Senior Vice President and Controller since January 2016; Vice President and Controller from January 2007 to December 2015.

Robert A. Bengston (62)	Senior Vice President, Financial Services since January 2014; Vice President, Financial Services from March 2009 to December 2013.

T. Kyle Quinn (56)

Senior Vice President and General Manager, Peterbilt since January 2017; Senior Vice President from January 2016 to January 2017; Senior Vice President and Chief Information Officer from January 2014 to December 2015; Vice President and Chief Information Officer from January 2010 to December 2013.

Darrin C. Siver (51)	Senior Vice President since January 2017; Vice President and General Manager, Peterbilt from June 2013 to January 2017; Vice President and General Manager, PACCAR Parts from May 2010 to May 2013.

Marco A. Davila (59)	Vice President since March 2015; General Manager, DAF Caminhões Brasil Indústria Ltda. from June 2011 to February 2015.

C. Michael Dozier (52)

Vice President and General Manager, KW since April 2016; Managing Director, PACCAR Australia from April 2013 to March 2016; Assistant General Manager - Operations, Peterbilt from June 2009 to March 2013.

R. Preston Feight (50)

Vice President of PACCAR and President of DAF Trucks N.V. since April 2016; Vice President and General Manager, KW from January 2015 to April 2016; Assistant General Manager, Sales and Marketing, KW from April 2012 to December 2014; Chief Engineer, KW from August 2008 to March 2012.

Douglas S. Grandstaff (57)

Vice President and General Counsel since November 2017; Vice President and General Counsel , Professional Instrumentation at Fortive Corporation from July 2016 to October 2017; Vice President and General Counsel, Test and Measurement at Danaher Corporation from November 2011 to June 2016.

Jack K. LeVier (58)	Vice President, Human Resources since June 2007.

A. Lily Ley (52)

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

Item 405 of Regulation S-K:

The information required by this item is included in the proxy statement for the annual stockholders meeting of May 1, 2018 and is incorporated herein by reference.

Item 406 of Regulation S-K:

The Company has adopted a Code of Ethics applicable to the registrant’s senior financial officers including the Chief Executive Officer and Chief Financial Officer. The Company, in accordance with Item 406 of Regulation S‑K, has posted this Code of Ethics on its website at www.paccar.com. The Company intends to disclose on its website any amendments to, or waivers from, its Code of Ethics that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission. The information on the Company’s website is not incorporated by reference into this report.

Item 407(d)(4) and 407(d)(5) of Regulation S‑K:

The following information is included in the proxy statement for the annual stockholders meeting of May 1, 2018 and is incorporated herein by reference:

•	Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”
•	Identification of audit committee financial experts is included under the caption “AUDIT COMMITTEE REPORT.”
ITEM 11.	EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of May 1, 2018 and is incorporated herein by reference:

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

Stock ownership information is included under the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “STOCK OWNERSHIP OF OFFICERS AND DIRECTORS” in the proxy statement for the annual stockholders meeting of May 1, 2018 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S‑K Item 201(d) is provided in Item 5 of this Form 10‑K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions with management and others as defined by Item 404 of Regulation S‑K occurred in 2017.

Information concerning director independence is included under the caption “BOARD GOVERNANCE” in the proxy statement for the annual stockholders meeting of May 1, 2018 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal accounting fees and services information is included under the caption “INDEPENDENT AUDITORS” in the proxy statement for the annual stockholders meeting of May 1, 2018 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Listing of financial statements

The following consolidated financial statements of PACCAR Inc are included in Item 8:

Consolidated Statements of Income

— Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2017, 2016 and 2015

Consolidated Balance Sheets

— December 31, 2017 and 2016

Consolidated Statements of Cash Flows

— Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders' Equity

— Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

— December 31, 2017, 2016 and 2015

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(3) Listing of Exhibits (in order of assigned index numbers):

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended Restated Certificate of Incorporation of PACCAR Inc	10-Q	May 4, 2016	3(i)	001-14817

(ii)		Bylaws:

Fifth Amended and Restated Bylaws of PACCAR Inc*

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(c)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(d)	Form of InterNotes, Series C (PACCAR Financial Corp.)	S-3	November 5, 2015	4.4	333-207838

	(e)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. prior to May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(f)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 11, 2015	10-Q	August 6, 2015	4(g)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2016	10-K	February 21, 2017	4(i)	001-14817

	(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 10, 2017	10-Q	August 4, 2017	4(h)	001-14817

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

PACCAR Inc
Registrant

Date: February 21, 2018	/s/ Ronald E. Armstrong
Ronald E. Armstrong
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ R. E. Armstrong	Chief Executive Officer and Director
R. E. Armstrong	(Principal Executive Officer)

/s/ H. C. A. M. Schippers	President and Chief Financial Officer
H. C. A. M. Schippers	(Principal Financial Officer)

/s/ M. T. Barkley	Senior Vice President and Controller
M. T. Barkley	(Principal Accounting Officer)

/s/ M. C. Pigott	Executive Chairman and Director
M. C. Pigott

*/s/ A. J. Carnwath	Director
A. J. Carnwath

*/s/ B. E. Ford	Director
B. E. Ford

*/s/ K. S. Hachigian	Director
K. S. Hachigian

*/s/ L. Kaufmann	Director
L. Kaufmann

*/s/ R. C. McGeary	Director
R. C. McGeary

*/s/ J. M. Pigott	Director
J. M. Pigott

*/s/ M. A. Schulz	Director
M. A. Schulz

*/s/ G. M. E. Spierkel	Director
G. M. E. Spierkel

*/s/ C. R. Williamson	Director
C. R. Williamson

*By	/s/ M. C. Pigott
M. C. Pigott
Attorney-in-Fact