Form 10-Q
period 2018-03-31
PACCAR INC
filed 2018-05-04
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Common Stock, $1 par value — 351,811,817 shares as of April 30, 2018

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended
	March 31
	2018	2017
TRUCK, PARTS AND OTHER:

Net sales and revenues	$5,321.8	$3,935.7

Cost of sales and revenues	4,535.5	3,390.9
Research and development	76.0	61.0
Selling, general and administrative	137.1	114.5
Interest and other (income), net	(18.7)	(14.0)
	4,729.9	3,552.4
Truck, Parts and Other Income Before Income Taxes	591.9	383.3

FINANCIAL SERVICES:
Interest and fees	115.7	102.2
Operating lease, rental and other revenues	216.5	200.0
Revenues	332.2	302.2

Interest and other borrowing expenses	41.3	34.1
Depreciation and other expenses	186.4	179.7
Selling, general and administrative	31.1	25.7
Provision for losses on receivables	5.9	5.9
	264.7	245.4
Financial Services Income Before Income Taxes	67.5	56.8
Investment income	10.0	8.1
Total Income Before Income Taxes	669.4	448.2
Income taxes	157.3	137.9
Net Income	$512.1	$310.3

Net Income Per Share
Basic	$1.45	$.88
Diluted	$1.45	$.88

Weighted Average Number of Common Shares Outstanding
Basic	352.5	351.6
Diluted	353.5	352.7
Dividends declared per share	$.25	$.24

Comprehensive Income	$587.4	$380.4

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	March 31	December 31
	2018	2017*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$2,425.5	$2,254.8
Trade and other receivables, net	1,468.8	1,127.9
Marketable debt securities	1,046.5	1,367.1
Inventories, net	1,068.3	928.4
Other current assets	396.6	404.4
Total Truck, Parts and Other Current Assets	6,405.7	6,082.6

Equipment on operating leases, net	645.2	1,265.7
Property, plant and equipment, net	2,454.7	2,464.4
Other noncurrent assets, net	685.8	425.2
Total Truck, Parts and Other Assets	10,191.4	10,237.9

FINANCIAL SERVICES:
Cash and cash equivalents	78.6	109.9
Finance and other receivables, net	10,103.9	9,697.1
Equipment on operating leases, net	2,874.6	2,876.3
Other assets	533.2	519.0
Total Financial Services Assets	13,590.3	13,202.3
	$23,781.7	$23,440.2

*	The December 31, 2017 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	March 31	December 31
	2018	2017*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$3,016.8	$2,569.5
Dividend payable		422.1
Total Truck, Parts and Other Current Liabilities	3,016.8	2,991.6
Residual value guarantees and deferred revenues	686.8	1,339.0
Other liabilities	1,137.7	939.8
Total Truck, Parts and Other Liabilities	4,841.3	5,270.4

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	513.1	466.2
Commercial paper and bank loans	3,234.2	2,933.9
Term notes	5,895.8	5,945.5
Deferred taxes and other liabilities	730.0	773.7
Total Financial Services Liabilities	10,373.1	10,119.3

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 352.1 and 351.8 million shares	352.1	351.8
Additional paid-in capital	140.1	123.2
Treasury stock, at cost - .3 million and nil shares	(16.7)
Retained earnings	8,810.1	8,369.1
Accumulated other comprehensive loss	(718.3)	(793.6)
Total Stockholders' Equity	8,567.3	8,050.5
	$23,781.7	$23,440.2

*	The December 31, 2017 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Three Months Ended
	March 31
	2018	2017
OPERATING ACTIVITIES:
Net income	$512.1	$310.3
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	93.6	73.9
Equipment on operating leases and other	179.9	185.3
Provision for losses on financial services receivables	5.9	5.9
Other, net	(47.7)	(16.0)
Pension contributions	(75.6)	(4.9)
Change in operating assets and liabilities:
Trade and other receivables	(355.4)	(280.4)
Wholesale receivables on new trucks	(233.0)	(80.8)
Sales-type finance leases and dealer direct loans on new trucks	31.7	59.4
Inventories	(135.5)	(34.8)
Accounts payable and accrued expenses	441.3	187.6
Income taxes, warranty and other	108.0	205.0
Net Cash Provided by Operating Activities	525.3	610.5

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(849.4)	(585.0)
Collections on retail loans and direct financing leases	696.5	615.6
Net decrease in wholesale receivables on used equipment	21.8	1.2
Purchases of marketable debt securities	(128.5)	(246.6)
Proceeds from sales and maturities of marketable debt securities	448.6	186.3
Payments for property, plant and equipment	(98.4)	(92.7)
Acquisitions of equipment for operating leases	(276.7)	(336.6)
Proceeds from asset disposals	130.0	120.8
Net Cash Used in Investing Activities	(56.1)	(337.0)

FINANCING ACTIVITIES:
Payments of cash dividends	(510.1)	(294.7)
Purchases of treasury stock	(13.5)
Proceeds from stock compensation transactions	9.5	17.8
Net increase in commercial paper and short-term bank loans	284.3	18.8
Proceeds from term debt	398.7	412.0
Payments on term debt	(508.2)	(599.6)
Net Cash Used in Financing Activities	(339.3)	(445.7)
Effect of exchange rate changes on cash	9.5	20.9
Net Increase (Decrease) in Cash and Cash Equivalents	139.4	(151.3)
Cash and cash equivalents at beginning of period	2,364.7	1,915.7
Cash and cash equivalents at end of period	$2,504.1	$1,764.4

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2017.

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

Three Months Ended March 31,	2018	2017
Additional shares	1,007,800	1,094,500
Antidilutive options	1,173,100	648,900

New Accounting Pronouncements

New Revenue Standard

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, including subsequently issued ASUs to clarify the implementation guidance in ASU 2014-09. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted this ASU for outstanding contracts on a modified retrospective basis on January 1, 2018.

The most significant effect of the standard relates to certain trucks sold in Europe that are subject to a residual value guarantee (RVG) and were accounted for as an operating lease in the Truck, Parts and Other section of the Company’s Consolidated Balance Sheets. Prior to the adoption of ASU 2014-09, these sales were recognized on a straight-line basis over the guarantee period. Under the new standard, revenues are recognized upon transfer of control for certain of these RVG contracts that allow customers the option to return their truck and for which there is no economic incentive to do so. The estimate of customers’ economic incentive to return the truck is based on an analysis of historical guaranteed buyback value and estimated market value. A return asset and liability is recognized for estimated returns. Return rates are estimated by using a historical weighted average return rate over a four-year period. Also as required by the new standard, the Company recognized an asset for the value of expected returned aftermarket parts which had previously been netted with the related liabilities.

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet on January 1, 2018 for the adoption of ASU 2014-09 was as follows:

	BALANCE AT DECEMBER 31, 2017	CHANGE DUE TO NEW STANDARD	BALANCE AT JANUARY 1, 2018
Consolidated Balance Sheets
TRUCK, PARTS AND OTHER:
Other current assets	$404.4	$100.0	$504.4
Equipment on operating assets, net	1,265.7	(668.8)	596.9
Other noncurrent assets, net	425.2	115.0	540.2
Accounts payable, accrued expenses and other	2,569.5	103.1	2,672.6
Residual value guarantees and deferred revenue	1,339.0	(703.8)	635.2
Other liabilities	939.8	129.8	1,069.6

STOCKHOLDERS' EQUITY:
Retained earnings	8,369.1	17.1	8,386.2

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following reconciles pro forma amounts as they would have been reported under the prior standard to current reporting:

Three Months Ended March 31, 2018	PRO FORMA UNDER PRIOR STANDARD	EFFECTS OF NEW STANDARD	CURRENTLY REPORTED
Consolidated Statements of Comprehensive Income
TRUCK, PARTS AND OTHER:
Net sales and revenues	$5,314.2	$7.6	$5,321.8
Cost of sales and revenues	4,532.3	3.2	4,535.5
Truck, Parts and Other Income Before Income Taxes	587.5	4.4	591.9

Total Income Before Income Taxes	665.0	4.4	669.4

Income taxes	156.2	1.1	157.3

Net income	508.8	3.3	512.1
Comprehensive Income	583.5	3.9	587.4

At March 31, 2018	PRO FORMA UNDER PRIOR STANDARD	EFFECTS OF NEW STANDARD	CURRENTLY REPORTED
Consolidated Balance Sheets
TRUCK, PARTS AND OTHER:
Other current assets	$294.0	$102.6	$396.6
Equipment on operating leases, net	1,359.7	(714.5)	645.2
Other noncurrent assets, net	544.4	141.4	685.8
Accounts payable, accrued expenses and other	2,911.0	105.8	3,016.8
Residual value guarantees and deferred revenue	1,441.5	(754.7)	686.8
Other liabilities	980.3	157.4	1,137.7

STOCKHOLDERS' EQUITY:
Retained earnings	8,789.1	21.0	8,810.1

New Pension Standard

In March 2017, FASB issued ASU 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendment disaggregates the service cost component from non-service cost components of pension expense and prescribes where to present the various components of pension cost on the income statement. This ASU also allows only the service cost component to be eligible for capitalization, when applicable (e.g. as a cost of manufactured inventory or self-constructed assets). The Company adopted this ASU in January 2018 and accordingly applied the income statement presentation of service and non-service components of pension expense retrospectively and the capitalization of service cost prospectively. Adoption of this ASU had no impact on net income. The retrospective application of this ASU had the following effects on the Consolidated Statement of Comprehensive Income:

Three Months Ended March 31, 2017	PREVIOUSLY REPORTED	EFFECTS OF NEW STANDARD	CURRENTLY REPORTED
Consolidated Statements of Comprehensive Income
TRUCK, PARTS AND OTHER:
Cost of sales and revenues	$3,382.2	$8.7	$3,390.9
Selling, general and administrative	111.3	3.2	114.5
Interest and other (income), net	(1.6)	(12.4)	(14.0)
Truck, Parts and Other Income Before Income Taxes	382.8	.5	383.3

FINANCIAL SERVICES:
Selling, general and administrative	25.2	.5	25.7
Financial Services Income Before Income Taxes	57.3	(.5)	56.8

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Other Standards

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment requires a reclassification from accumulated other comprehensive income (AOCI) to retained earnings the difference between the historical corporate income tax rate and the newly enacted income tax rate resulting from the Tax Act. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods and early adoption is permitted. Upon adoption, the Company estimates Retained earnings will increase and AOCI will decrease approximately $30 million with no impact to Stockholders’ Equity. The Company expects to early adopt this ASU in the fourth quarter of 2018.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendment in this ASU requires entities having financial assets measured at amortized cost to estimate credit reserves under an expected credit loss model rather than the current incurred loss model. Under this new model, expected credit losses will be based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability. The ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted, but not earlier than annual and interim periods beginning after December 15, 2018. This amendment should be applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which amends the existing accounting standards for leases. Under the new lease standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than short-term leases). Lessor accounting is largely unchanged. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. This ASU requires leases to be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach with optional practical expedients. The Company is currently evaluating the impact on its consolidated financial statements.

In addition to adopting the ASUs discussed above, the Company adopted the following standards effective January 1, 2018, none of which had a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION
2016-01 *	Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.
2016-15 *	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.
2017-12 **	Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

*	The Company adopted on the effective date of January 1, 2018.
**	The Company early adopted in 2018.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE B – Sales and Revenues

The Company enters into sales contracts with customers associated with purchases of the Company’s products and services including trucks, parts, product support, and other related services. Generally, the Company recognizes revenue for the amount of consideration it will receive for delivering a product or service to a customer. Revenue is recognized when the customer obtains control of the product or receives benefits of the service. The Company excludes sales taxes, value added taxes and other related taxes assessed by government agencies from revenue. There are no significant financing components included in product or services revenue since, generally customers pay shortly after the products or services are transferred. In the Truck and Parts segment, when the Company grants extended payment terms on selected receivables and charges interest, interest income is recognized when earned.

The following table disaggregates Truck, Parts and Other revenues by major sources:

Three Months Ended
March 31, 2018
Truck
Truck sales	$4,174.4
Revenues from extended warranties, operating leases and other	178.6
4,353.0
Parts
Parts sales	912.1
Revenues from dealer services and other	27.8
939.9
Winch sales and other	28.9
Truck, Parts and Other sales and revenues	$5,321.8

The Company recognizes truck and parts sales as revenue when control of the products is transferred to customers, except for certain truck sales which are subject to a residual value guarantee by the Company. The standard payment term for trucks and aftermarket parts is typically within 30 days, but the Company may grant extended payment terms on selected receivables. The Company recognizes revenue for the invoice amount adjusted for estimated sales incentives and returns. Sales incentives and returns are estimated based on historical experience and are adjusted to current period revenue when the most likely amount of consideration the Company expects to receive changes or becomes fixed.  Truck and part sales include a standard product warranty which is included in cost of sales. The Company has elected to treat delivery services as a fulfilment activity with revenues recognized when the customer obtains control of the product. Delivery revenue is included in revenues and the related costs are included in cost of sales. As a practical expedient, the Company is not disclosing truck order backlog, as a significant majority of the backlog has a duration of less than one year.

Truck sales with RVGs that allow customers the option to return their truck are accounted for as a sale when the customer does not have an economic incentive to return the truck to the Company, or as an operating lease when the customer does have an economic incentive to return the truck. The estimate of customers’ economic incentive to return the trucks is based on an analysis of historical guaranteed buyback value and estimated market value. When truck sales with RVGs are accounted for as a sale, revenue is recognized when the truck is transferred to the customer less an amount for expected returns. Expected return rates are estimated by using a historical weighted average return rate over a four-year period. The estimated value of the returned truck assets and the related return liabilities at March 31, 2018 were $199.9 and $208.8, respectively.

Revenues from extended warranties, operating leases and other includes optional extended warranty and repair and maintenance service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and recognizes the revenue on a straight-line basis over the warranty or repair and maintenance contract periods. See Footnote F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with a residual value guarantee was $686.8 at March 31, 2018. The Company expects to recognize approximately $149.2 of the remaining deferred revenue in 2018, $236.5 in 2019, $198.3 in 2020, $64.2 in 2021, $35.5 in 2022 and $3.1 thereafter.

Aftermarket parts sales allow for returns which are estimated at the time of sale based on historical data. The estimated value of the returned goods asset was $44.1 and the related return liability was $91.2 at March 31, 2018. The Company increased parts sales by

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

$2.3 in the first quarter of 2018 due to changes in the reserve balance. Parts dealer services and other revenues are recognized as services are performed.

Revenue from winch sales and other is primarily derived from the industrial winch business. Winch sales are recognized when the product is transferred to a customer. Also within this category are other revenues not attributable to a reportable segment.

NOTE C - Investments in Marketable Debt Securities

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

Marketable debt securities at March 31, 2018 and December 31, 2017 consisted of the following:

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At March 31, 2018	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$523.6		$2.5	$521.1
U.S. corporate securities	50.5	$.1	.4	50.2
U.S. government and agency securities	59.1		.4	58.7
Non-U.S. corporate securities	246.9	.5	1.9	245.5
Non-U.S. government securities	53.4	.1	.1	53.4
Other debt securities	118.7		1.1	117.6
	$1,052.2	$.7	$6.4	$1,046.5

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At December 31, 2017	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$537.9		$2.4	$535.5
U.S. corporate securities	89.7	$.2	.2	89.7
U.S. government and agency securities	48.9		.2	48.7
Non-U.S. corporate securities	459.4	1.3	1.4	459.3
Non-U.S. government securities	91.5	.3	.1	91.7
Other debt securities	142.8	.1	.7	142.2
	$1,370.2	$1.9	$5.0	$1,367.1

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.9 and $.5 and gross realized losses were $.5 and $.2 for the three month periods ended March 31, 2018 and 2017, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	March 31, 2018		December 31, 2017
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$841.6	$22.7	$908.5	$18.4
Unrealized losses	6.1	.3	4.8	.2

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

Contractual maturities on marketable debt securities at March 31, 2018 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$333.7	$333.2
One to five years	694.1	688.9
More than ten years	24.4	24.4
	$1,052.2	$1,046.5

NOTE D - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last‑in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	March 31	December 31
	2018	2017
Finished products	$602.5	$515.7
Work in process and raw materials	641.1	586.2
	1,243.6	1,101.9
Less LIFO reserve	(175.3)	(173.5)
	$1,068.3	$928.4

Under the LIFO method of accounting (used for approximately 44% of March 31, 2018 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	March 31	December 31
	2018	2017
Loans	$4,284.2	$4,147.8
Direct financing leases	3,306.8	3,211.7
Sales-type finance leases	738.7	781.1
Dealer wholesale financing	2,103.9	1,880.6
Operating lease receivables and other	165.3	161.1
Unearned interest: Finance leases	(373.2)	(368.0)
	$10,225.7	$9,814.3
Less allowance for losses:
Loans and leases	(105.4)	(101.9)
Dealer wholesale financing	(6.5)	(6.0)
Operating lease receivables and other	(9.9)	(9.3)
	$10,103.9	$9,697.1

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2018 or December 31, 2017. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately three months in 2018 and five months in 2017 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2018 and December 31, 2017.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The allowance for credit losses is summarized as follows:

	2018
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$6.0	$9.4	$92.5	$9.3	$117.2
Provision for losses	.3		5.0	.6	5.9
Charge-offs			(4.2)	(.2)	(4.4)
Recoveries	.1		1.6		1.7
Currency translation and other	.1		1.1	.2	1.4
Balance at March 31	$6.5	$9.4	$96.0	$9.9	$121.8

	2017
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$5.5	$9.6	$87.5	$8.6	$111.2
Provision for losses		(.3)	5.9	.3	5.9
Charge-offs			(6.5)	(.3)	(6.8)
Recoveries			1.4		1.4
Currency translation and other	.1	.1	2.0		2.2
Balance at March 31	$5.6	$9.4	$90.3	$8.6	$113.9

*	Operating leases and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	DEALER		CUSTOMER
At March 31, 2018	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$.1	$4.0	$71.7	$75.8
Allowance for impaired finance receivables determined individually	.1		8.9	9.0
Recorded investment for finance receivables evaluated collectively	2,103.8	1,363.1	6,517.7	9,984.6
Allowance for finance receivables determined collectively	6.4	9.4	87.1	102.9

	DEALER		CUSTOMER
At December 31, 2017	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$.1	$4.0	$50.8	$54.9
Allowance for impaired finance receivables determined individually	.1		6.6	6.7
Recorded investment for finance receivables evaluated collectively	1,880.5	1,354.7	6,363.1	9,598.3
Allowance for finance receivables determined collectively	5.9	9.4	85.9	101.2

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The recorded investment for finance receivables that are on non-accrual status is as follows:

	March 31	December 31
	2018	2017
Dealer:
Wholesale	$.1	$.1
Customer retail:
Fleet	63.8	44.4
Owner/operator	7.1	6.0
	$71.0	$50.5

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of March 31, 2018 and December 31, 2017 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2018	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$29.5	$2.8	$32.4
Associated allowance	(.1)		(4.0)	(.6)	(4.7)
			$25.5	$2.2	$27.7
Impaired loans with no specific reserve		$4.0	12.2	.2	16.4
Net carrying amount of impaired loans		$4.0	$37.7	$2.4	$44.1
Average recorded investment*	$.1	$4.0	$33.4	$2.0	$39.5

*	Represents the average during the 12 months ended March 31, 2018.

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2017	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$18.8	$1.0	$19.9
Associated allowance	(.1)		(3.0)	(.2)	(3.3)
			$15.8	$.8	$16.6
Impaired loans with no specific reserve		$3.9	13.1	.2	17.2
Net carrying amount of impaired loans		$3.9	$28.9	$1.0	$33.8
Average recorded investment*	$1.8	$3.6	$29.6	$2.4	$37.4

*	Represents the average during the 12 months ended March 31, 2017.

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

Three Months Ended March 31,	2018	2017
Interest income recognized:
Customer retail - fleet	$.5	$.3

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

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2018	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Performing	$2,098.3	$1,363.1	$5,373.3	$1,029.9	$9,864.6
Watch	5.5		107.2	7.3	120.0
At-risk	.1	4.0	64.6	7.1	75.8
	$2,103.9	$1,367.1	$5,545.1	$1,044.3	$10,060.4

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2017	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Performing	$1,874.5	$1,354.7	$5,290.3	$1,005.2	$9,524.7
Watch	6.0		62.9	4.7	73.6
At-risk	.1	4.0	44.7	6.1	54.9
	$1,880.6	$1,358.7	$5,397.9	$1,016.0	$9,653.2

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2018	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,103.7	$1,367.1	$5,506.8	$1,033.2	$10,010.8
31 – 60 days past due	.1		18.6	5.8	24.5
Greater than 60 days past due	.1		19.7	5.3	25.1
	$2,103.9	$1,367.1	$5,545.1	$1,044.3	$10,060.4

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2017	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$1,880.5	$1,358.7	$5,365.7	$1,007.4	$9,612.3
31 – 60 days past due			14.7	4.0	18.7
Greater than 60 days past due	.1		17.5	4.6	22.2
	$1,880.6	$1,358.7	$5,397.9	$1,016.0	$9,653.2

Troubled Debt Restructurings

The balance of TDRs was $35.6 and $37.9 at March 31, 2018 and December 31, 2017, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

Three Months Ended March 31,	2018		2017
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$.2	$.2	$8.8	$8.8
Owner/operator	.2	.2	.2	.1
	$.4	$.4	$9.0	$8.9

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2018 and 2017.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the period by portfolio class are as follows:

Three Months Ended March 31,	2018	2017
Fleet	$.4	$.2
Owner/operator		.2
	$.4	$.4

There were $1.8 and $5.1 of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off in the three months ended March 31, 2018 and 2017, respectively.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at March 31, 2018 and December 31, 2017 was $13.9 and $13.1, respectively. Proceeds from the sales of repossessed assets were $8.5 and $15.5 for the three months ended March 31, 2018 and 2017, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE F - Product Support Liabilities

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

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2018	2017
Balance at January 1	$298.8	$282.1
Cost accruals	74.6	51.3
Payments	(68.8)	(59.1)
Change in estimates for pre-existing warranties	10.8	3.7
Currency translation and other	6.2	2.1
Balance at March 31	$321.6	$280.1

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2018	2017
Balance at January 1	$653.9	$573.5
Deferred revenues	115.1	82.8
Revenues recognized	(93.4)	(71.8)
Currency translation	10.4	4.7
Balance at March 31	$686.0	$589.2

The Company expects to recognize approximately $162.2 of the remaining deferred revenue on extended warranties and R&M contracts in 2018, $225.8 in 2019, $164.1 in 2020, $79.9 in 2021, $37.0 in 2022 and $17.0 thereafter.

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follows:

Three Months Ended March 31,	2018	2017
Net income	$512.1	$310.3
Other comprehensive (loss) income (OCI):
Unrealized losses on derivative contracts	(4.1)	(13.6)
Tax effect	1.6	4.0
	(2.5)	(9.6)
Unrealized (losses) gains on marketable debt securities	(2.6)	3.4
Tax effect	.6	(1.3)
	(2.0)	2.1
Pension plans	2.6	3.9
Tax effect	(.6)	(1.3)
	2.0	2.6
Foreign currency translation gains	77.8	75.0
Net other comprehensive income	75.3	70.1
Comprehensive income	$587.4	$380.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2018	$1.2	$(1.8)	$(375.6)	$(417.4)	$(793.6)
Recorded into AOCI	(11.8)	(1.7)	(5.6)	77.8	58.7
Reclassified out of AOCI	9.3	(.3)	7.6		16.6
Net other comprehensive (loss) income	(2.5)	(2.0)	2.0	77.8	75.3
Balance at March 31, 2018	$(1.3)	$(3.8)	$(373.6)	$(339.6)	$(718.3)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2017	$(4.3)	$(.3)	$(414.1)	$(709.4)	$(1,128.1)
Recorded into AOCI	(45.9)	2.3	(2.1)	75.0	29.3
Reclassified out of AOCI	36.3	(.2)	4.7		40.8
Net other comprehensive (loss) income	(9.6)	2.1	2.6	75.0	70.1
Balance at March 31, 2017	$(13.9)	$1.8	$(411.5)	$(634.4)	$(1,058.0)

Reclassifications out of AOCI during the three months ended March 31, 2018 and 2017 are as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	March 31
AOCI COMPONENTS	COMPREHENSIVE INCOME	2018	2017
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$4.6	$4.2
	Cost of sales and revenues	(1.1)	.1
	Interest and other (income), net	(1.0)
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	9.3	45.8
	Pre-tax expense increase	11.8	50.1
	Tax benefit	(2.5)	(13.8)
	After-tax expense increase	9.3	36.3
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.4)	(.3)
	Tax expense	.1	.1
	After-tax income increase	(.3)	(.2)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	7.7	6.7

Prior service costs	Interest and other (income), net	.4	.3
	Pre-tax expense increase	8.1	7.0
	Tax benefit	(.5)	(2.3)
	After-tax expense increase	7.6	4.7
Total reclassifications out of AOCI		$16.6	$40.8

Stock Compensation Plans

Stock-based compensation expense was $7.0 and $7.1 for the three months ended March 31, 2018 and 2017, respectively.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

During the first three months of 2018, the Company issued 314,244 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first quarter of 2018, the Company purchased 257,790 treasury shares, of which 248,934 shares were repurchased pursuant to the $300 million common stock repurchase plan approved on September 23, 2015. The Company also acquired 8,856 shares under the Company’s Long-Term Incentive Plan.

NOTE H - Income Taxes

The effective tax rate for the first quarter of 2018 was 23.5% compared to 30.8% in the first quarter of 2017. The difference in tax rates was primarily due to the U.S. federal income tax legislation enacted on December 22, 2017, which lowered the U.S. statutory income tax rate from 35.0% to 21.0%.

NOTE I - Segment Information

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

Three Months Ended March 31,	2018	2017
Net sales and revenues:
Truck	$4,536.1	$3,297.3
Less intersegment	(183.1)	(167.2)
External customers	4,353.0	3,130.1
Parts	953.5	799.1
Less intersegment	(13.6)	(12.4)
External customers	939.9	786.7
Other	28.9	18.9
	5,321.8	3,935.7
Financial Services	332.2	302.2
	$5,654.0	$4,237.9
Income before income taxes:
Truck	$395.2	$231.2
Parts	191.8	150.8
Other	4.9	1.3
	591.9	383.3
Financial Services	67.5	56.8
Investment income	10.0	8.1
	$669.4	$448.2
Depreciation and amortization:
Truck	$107.3	$107.1
Parts	2.2	1.9
Other	4.5	3.8
	114.0	112.8
Financial Services	159.5	146.4
	$273.5	$259.2

NOTE J - Derivative Financial Instruments

As part of its risk management strategy, the Company enters into derivative contracts to hedge against interest rates and foreign currency risk. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as derivatives not designated as hedging instruments. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. All of the Company’s interest-rate and certain foreign-exchange contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral.

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio is $45.7 at March 31, 2018.

The Company uses regression analysis to assess effectiveness of interest-rate contracts at inception and uses quantitative or qualitative analysis to assess subsequent effectiveness on a quarterly basis. For foreign-exchange contracts, the Company performs quarterly assessments to ensure that critical terms continue to match. All components of the derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge. Cash flows from derivative instruments are included in Operating activities in the Consolidated Statements of Cash Flows.

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

At March 31, 2018, the notional amount of the Company’s interest-rate contracts was $3,155.6. Notional maturities for all interest-rate contracts are $906.7 for the remainder of 2018, $934.1 for 2019, $450.2 for 2020, $634.4 for 2021, $141.8 for 2022, $15.8 for 2023 and $72.6 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At March 31, 2018, the notional amount of the outstanding foreign-exchange contracts was $523.7. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	March 31, 2018		December 31, 2017
	ASSETS	LIABILITIES	ASSETS	LIABILITIES

Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$45.7		$53.3
Deferred taxes and other liabilities		$108.2		$98.3
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	3.4		3.8
Accounts payable, accrued expenses and other		2.8		1.9
	$49.1	$111.0	$57.1	$100.2
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Financial Services:
Deferred taxes and other liabilities
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.2		$.6
Accounts payable, accrued expenses and other		$.4		$.6
Financial Services:
Other assets	.7		.1
Deferred taxes and other liabilities		.9		2.2
	$.9	$1.3	$.7	$2.8
Gross amounts recognized in Balance Sheets	$50.0	$112.3	$57.8	$103.0
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(.6)	(.6)	(.4)	(.4)
Financial Services:
Interest-rate contracts	(11.0)	(11.0)	(8.7)	(8.7)
Pro forma net amount	$38.4	$100.7	$48.7	$93.9

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. As of March 31, 2018, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

		Cumulative Basis
	Carrying Amount of	Amount Included in
Hedged Balance Sheet Line Item	the Hedged Liabilities	the Carrying Amount
Medium-term notes	$280.5	$(4.5)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of ($2.4) million as of March 31, 2018.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 9.9 years.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income (loss) (OCI):

Three Months Ended March 31,	2018		2017
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Loss recognized in OCI:
Truck, Parts and Other		$(4.4)		$(18.7)
Financial Services	$(11.5)		$(45.0)
	$(11.5)	$(4.4)	$(45.0)	$(18.7)

The following table presents the location and amount of expense (income) on fair value hedges recognized in the Consolidated Statements of Comprehensive Income. The loss (gain) on fair value hedges for foreign-exchange contracts was nil for the three months ended March 31, 2018 and 2017. The amounts related to interest-rate contracts were as follows:

Three Months Ended March 31,	2018	2017
Financial Services:
Interest and other borrowing expenses:
Derivatives	$.8	$1.3
Hedged term notes	(.4)	(1.3)
	$.4

The following presents the amount of loss (gain) from cash flow hedges reclassified from AOCI into income:

Three Months Ended March 31,	2018		2017
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Net sales and revenues		$4.6		$4.2
Cost of sales and revenues		(1.1)		.1
Interest and other (income), net		(1.0)
Financial Services:
Interest and other borrowing expenses	$9.3		$45.8
	$9.3	$2.5	$45.8	$4.3

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amount of gain recorded in AOCI at March 31, 2018 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $2.6, net of taxes.

Derivatives Not Designated As Hedging Instruments

For other risk management purposes, the Company enters into derivative instruments that do not qualify for hedge accounting. These derivative instruments are used to mitigate the risk of market volatility arising from borrowings and foreign currency denominated transactions. Changes in the fair value of derivatives not designated as hedging instruments are recorded in earnings in the period in which the change occurs.

For the quarters ended March 31, 2018 and 2017, the expense (income) recognized in earnings related to interest-rate contracts was nil for both periods. The expense (income) recognized in earnings related to foreign-exchange contracts was as follows:

Three Months Ended March 31,	2018	2017
Truck, Parts and Other:
Cost of sales and revenues	$1.2	$3.3
Interest and other (income), net	3.4	31.5
Financial Services:
Interest and other borrowing expenses	.5	39.2
Selling, general and administrative	1.2	(3.9)
Total	$6.3	$70.1

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2018. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At March 31, 2018	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$521.1	$521.1
U.S. corporate securities		50.2	50.2
U.S. government and agency securities	$58.7		58.7
Non-U.S. corporate securities		245.5	245.5
Non-U.S. government securities		53.4	53.4
Other debt securities		117.6	117.6
Total marketable debt securities	$58.7	$987.8	$1,046.5
Derivatives
Cross currency swaps		$36.3	$36.3
Interest-rate swaps		9.4	9.4
Foreign-exchange contracts		4.3	4.3
Total derivative assets		$50.0	$50.0
Liabilities:
Derivatives
Cross currency swaps		$100.9	$100.9
Interest-rate swaps		7.3	7.3
Foreign-exchange contracts		4.1	4.1
Total derivative liabilities		$112.3	$112.3

At December 31, 2017	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$535.5	$535.5
U.S. corporate securities		89.7	89.7
U.S. government and agency securities	$48.7		48.7
Non-U.S. corporate securities		459.3	459.3
Non-U.S. government securities		91.7	91.7
Other debt securities		142.2	142.2
Total marketable debt securities	$48.7	$1,318.4	$1,367.1
Derivatives
Cross currency swaps		$44.2	$44.2
Interest-rate swaps		9.1	9.1
Foreign-exchange contracts		4.5	4.5
Total derivative assets		$57.8	$57.8
Liabilities:
Derivatives
Cross currency swaps		$93.0	$93.0
Interest-rate swaps		5.3	5.3
Foreign-exchange contracts		4.7	4.7
Total derivative liabilities		$103.0	$103.0

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Financial Services Net Receivables: For floating-rate loans, wholesale financings, and operating lease and other trade receivables, carrying values approximate fair values. For fixed rate loans, fair values are estimated using the income approach by discounting cash flows to their present value based on assumptions regarding the credit and market risks to approximate current rates for comparable loans. Finance lease receivables and related allowance for credit losses have been excluded from the accompanying table.

Debt: The carrying amounts of financial services commercial paper, variable rate bank loans and variable rate term notes approximate fair value. For fixed rate debt, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable debt.

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2018		December 31, 2017
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$3,919.4	$3,882.7	$3,793.8	$3,804.8
Liabilities:
Financial Services fixed rate debt	5,349.5	5,307.3	5,397.6	5,387.0

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

Three Months Ended March 31,	2018	2017
Service cost	$28.7	$23.8
Interest on projected benefit obligation	21.3	20.4
Expected return on assets	(44.8)	(39.8)
Amortization of prior service costs	.4	.3
Recognized actuarial loss	7.7	6.7
Net pension expense	$13.3	$11.4

The components of net pension expense other than service cost are included in Interest and other (income), net on the Consolidated Statements of Comprehensive Income.

During the three months ended March 31, 2018 and 2017, the Company contributed $75.6 and $4.9 to its pension plans, respectively.

NOTE M – Commitments and Contingencies

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

First Quarter Highlights:

•	Worldwide net sales and revenues were a quarterly record $5.65 billion in 2018 compared to $4.24 billion in 2017.
•

Truck sales were a record $4.35 billion in 2018 compared to $3.13 billion in 2017, primarily due to higher truck deliveries in the U.S. and Canada, Europe and Australia, and favorable currency translation effects.

•	Parts sales were a record $939.9 million in 2018 compared to $786.7 million in 2017, reflecting higher demand in all markets.
•

Financial Services revenues were $332.2 million in 2018 compared to $302.2 million in 2017. The increase was primarily the result of higher average earning asset balances and favorable currency translation effects.

•

Net income was $512.1 million ($1.45 per diluted share) in 2018 compared to $310.3 million ($.88 per diluted share) in 2017. The operating results reflect record Truck and Parts segment revenues, improved Financial Services results, and favorable currency translation effects. In addition, net income increased in the first quarter due to a lower effective tax rate (23.5% in 2018 as compared to 30.8% in 2017) associated with the new U.S. tax law.

•	Capital investments were $66.8 million in 2018 compared to $72.7 million in 2017.
•	Research and development (R&D) expenses were $76.0 million in 2018 compared to $61.0 million in 2017.

Peterbilt launched its new Model 579 UltraLoft, which offers customers a high-roof, integrated cab and sleeper that enhances driver comfort and operational efficiency. The UltraLoft dimensions represent an 18 percent increase in interior space giving drivers best-in-class living quarters. The Model 579 UltraLoft is an excellent tractor for long-haul routes, team driving, and driver training.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 24 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with record total assets of $13.59 billion. PFS issued $400 million in medium-term notes during the first three months of 2018 to support portfolio growth.

Truck Outlook

Truck industry retail sales in the U.S. and Canada in 2018 are expected to be 265,000 to 285,000 units compared to 218,400 in 2017. In Europe, the 2018 truck industry registrations for over 16-tonne vehicles are expected to be 300,000 to 320,000 units compared to 306,100 truck registrations in 2017. In South America, heavy-duty truck industry sales in 2018 are estimated to be in a range of 70,000 to 80,000 units compared to 68,600 in 2017.

Parts Outlook

In 2018, PACCAR Parts sales are expected to grow 10-12% compared to 2017 sales.

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2018 are expected to increase 6-8% compared to 2017. Current strong levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline.

PACCAR Inc – Form 10-Q

Capital Spending and R&D Outlook

Capital investments in 2018 are expected to be $425 to $475 million and R&D is expected to be $300 to $320 million. The Company is investing in new truck models, integrated powertrains including electric, hybrid and hydrogen fuel cell technologies, enhanced aerodynamic truck designs, advanced driver assistance systems and truck connectivity, and expanded manufacturing and parts distribution facilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three months ended March 31, 2018 and 2017 are presented below. The balances for 2017 have been restated to reflect the adoption of the ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Pension Benefit. Refer to Note A in the Notes to Consolidated Financial Statements for additional details.

($ in millions, except per share amounts)
Three Months Ended March 31,	2018	2017
Net sales and revenues:
Truck	$4,353.0	$3,130.1
Parts	939.9	786.7
Other	28.9	18.9
Truck, Parts and Other	5,321.8	3,935.7
Financial Services	332.2	302.2
	$5,654.0	$4,237.9
Income before income taxes:
Truck	$395.2	$231.2
Parts	191.8	150.8
Other	4.9	1.3
Truck, Parts and Other	591.9	383.3
Financial Services	67.5	56.8
Investment income	10.0	8.1
Income taxes	(157.3)	(137.9)
Net income	$512.1	$310.3
Diluted earnings per share	$1.45	$.88
After-tax return on revenues	9.1%	7.3%

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

PACCAR Inc – Form 10-Q

2018 Compared to 2017:

Truck

The Company’s Truck segment accounted for 77% of revenues in the first quarter of 2018 compared to 74% in the first quarter of 2017.

The Company’s new truck deliveries are summarized below:

Three Months Ended March 31,	2018	2017	% CHANGE
U.S. and Canada	24,200	17,000	42
Europe	15,700	14,300	10
Mexico, South America, Australia and other	4,600	3,700	24

Total units	44,500	35,000	27

In the first quarter of 2018, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 57,200 units from 41,800 units in the same period of 2017. The Company’s heavy-duty truck retail market share was 28.7% in the first quarter of 2018 compared to 28.2% in the first quarter of 2017. The medium-duty market was 25,900 units in the first quarter of 2018 compared to 23,200 units in the same period of 2017. The Company’s medium-duty market share was 16.1% in the first quarter of 2018 compared to 16.0% in 2017.

The over 16‑tonne truck market in Europe in the first quarter of 2018 was 80,600 units compared to 77,500 units in the first quarter of 2017. DAF EU market share was 16.4% in the first quarter of 2018 compared to 15.8% in the same period of 2017. The 6 to 16‑tonne market in the first quarter of 2018 was 11,700 units compared to 12,400 units in the first quarter of 2017. DAF market share in the 6 to 16-tonne market in the first quarter of 2018 was 9.7% compared to 11.8% in the same period of 2017. DAF deliveries in 2018 also reflect higher deliveries to non-EU Europe.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Three Months Ended March 31,	2018	2017	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$2,614.7	$1,804.6	45
Europe	1,266.0	972.4	30
Mexico, South America, Australia and other	472.3	353.1	34
	$4,353.0	$3,130.1	39
Truck income before income taxes	$395.2	$231.2	71
Pre-tax return on revenues	9.1%	7.4%

The Company’s worldwide truck net sales and revenues in the first quarter increased to a record $4.35 billion in 2018 from $3.13 billion in 2017, primarily due to higher truck deliveries in the U.S. and Canada, Europe and Australia, and favorable currency translation effects.

For the first quarter of 2018, Truck segment income before taxes and pretax return on revenues reflect the impact of record truck unit deliveries, higher margins, and favorable currency translation effects.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2018 and 2017 for the Truck segment are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended March 31, 2017	$3,130.1	$2,803.9	$326.2
Increase (decrease)
Truck sales volume	981.9	804.5	177.4
Average truck sales prices	59.9		59.9
Average per truck material, labor and other direct costs		38.9	(38.9)
Factory overhead and other indirect costs		25.6	(25.6)
Extended warranties, operating leases and other	(9.7)	(10.0)	.3
Currency translation	190.8	172.7	18.1
Total increase	1,222.9	1,031.7	191.2
Three Months Ended March 31, 2018	$4,353.0	$3,835.6	$517.4

•	Truck sales volume primarily reflects higher unit deliveries in the U.S. and Canada ($746.1 million sales and $608.1 million cost of sales).
•	Average truck sales prices increased sales by $59.9 million, primarily due to higher price realization in the U.S. and Canada ($51.5 million).
•	Average cost per truck increased cost of sales by $38.9 million, reflecting higher material costs.
•	Factory overhead and other indirect costs increased $25.6 million, primarily due to higher salaries and related expenses ($11.4 million) and higher maintenance costs ($10.7 million).
•	Extended warranties, operating leases and other decreased revenues by $9.7 million and cost of sales by $10.0 million primarily due to lower revenue recognized from operating leases.
•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar.
•	Truck gross margin was 11.9% in the first quarter of 2018 compared to 10.4% in the same period of 2017 due to the factors noted above.

Truck SG&A in the first quarter of 2018 increased to $63.2 million from $53.2 million in the first quarter of 2017. The increase was primarily due to the currency translation effects ($4.2 million) and higher professional fees ($4.0 million). As a percentage of sales, Truck SG&A decreased to 1.5% in the first quarter of 2018 from 1.7% in the first quarter of 2017, reflecting the higher sales volume.

Parts

The Company’s Parts segment accounted for 17% of revenues in the first quarter of 2018 compared to 19% in the first quarter of 2017.

($ in millions)
Three Months Ended March 31,	2018	2017	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$616.2	$517.5	19
Europe	236.4	190.7	24
Mexico, South America, Australia and other	87.3	78.5	11
	$939.9	$786.7	19
Parts income before income taxes	$191.8	$150.8	27
Pre-tax return on revenues	20.4%	19.2%

The Company’s worldwide parts net sales and revenues for the first quarter increased to a record $939.9 million in 2018 from $786.7 million in 2017, primarily due to higher aftermarket demand and successful marketing programs in all markets, as well as favorable currency translation effects.

The increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher sales volume and favorable currency translation effects.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales, cost of sales and gross margin between the three months ended March 31, 2018 and 2017 for the Parts segment are as follows:

	NET	COST	GROSS
($ in millions)	SALES	OF SALES	MARGIN
Three Months Ended March 31, 2017	$786.7	$570.8	$215.9
Increase (decrease)
Aftermarket parts volume	97.0	62.7	34.3
Average aftermarket parts sales prices	22.4		22.4
Average aftermarket parts direct costs		16.6	(16.6)
Warehouse and other indirect costs		5.0	(5.0)
Currency translation	33.8	22.2	11.6
Total increase	153.2	106.5	46.7
Three Months Ended March 31, 2018	$939.9	$677.3	$262.6

•	Aftermarket parts sales volume increased by $97.0 million and related cost of sales increased by $62.7 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $22.4 million, primarily due to higher price realization in the U.S. and Canada.
•	Average aftermarket parts direct costs increased $16.6 million due to higher material costs.
•	Warehouse and other indirect costs increased $5.0 million, primarily due to higher salaries and related expenses and higher maintenance costs.
•	The currency translation effect on sales and cost of sales reflects an increase in the value of the euro relative to the U.S. dollar.
•	Parts gross margins in the first quarter of 2018 increased to 27.9% from 27.4% in the first quarter of 2017 due to the factors noted above.

Parts SG&A expense increased in the first quarter to $51.5 million in 2018 from $47.8 million in 2017, primarily due to the effects of currency translation ($3.4 million).

As a percentage of sales, Parts SG&A decreased to 5.5% in the first quarter of 2018 from 6.1% in the first quarter of 2017, primarily due to higher sales volume.

PACCAR Inc – Form 10-Q

Financial Services

The Company’s Financial Services segment accounted for 6% of revenues in the first quarter of 2018 compared to 7% in the same period of 2017.

($ in millions)
Three Months Ended March 31,	2018	2017	% CHANGE
New loan and lease volume:
U.S. and Canada	$619.7	$403.7	54
Europe	303.4	240.4	26
Mexico, Australia and other	177.6	157.1	13
	$1,100.7	$801.2	37
New loan and lease volume by product:
Loans and finance leases	$901.4	$599.6	50
Equipment on operating lease	199.3	201.6	(1)
	$1,100.7	$801.2	37
New loan and lease unit volume:
Loans and finance leases	8,390	6,690	25
Equipment on operating lease	1,850	2,140	(14)
	10,240	8,830	16
Average earning assets:
U.S. and Canada	$7,537.1	$7,256.8	4
Europe	3,394.5	2,704.5	26
Mexico, Australia and other	1,734.6	1,474.1	18
	$12,666.2	$11,435.4	11
Average earning assets by product:
Loans and finance leases	$7,876.4	$7,261.4	8
Dealer wholesale financing	1,733.7	1,419.8	22
Equipment on lease and other	3,056.1	2,754.2	11
	$12,666.2	$11,435.4	11
Revenues:
U.S. and Canada	$186.1	$180.9	3
Europe	87.1	70.1	24
Mexico, Australia and other	59.0	51.2	15
	$332.2	$302.2	10
Revenue by product:
Loans and finance leases	$99.9	$90.1	11
Dealer wholesale financing	15.8	12.1	31
Equipment on lease and other	216.5	200.0	8
	$332.2	$302.2	10
Income before income taxes	$67.5	$56.8	19

New loan and lease volume was $1,100.7 million in the first quarter of 2018 compared to $801.2 million in the first quarter of 2017, reflecting higher truck deliveries in all markets. In the first quarter of 2018, PFS finance market share on new PACCAR truck sales was 22.0% compared to 23.7% in the first quarter of 2017.

In the first quarter of 2018, PFS revenues increased to $332.2 million from $302.2 million in the first quarter of 2017. The increase was primarily due to revenue on higher average earning assets and the effects of translating stronger foreign currencies to the U.S. dollar. The effects of currency translation increased PFS revenues by $15.5 million in the first quarter of 2018.

PFS income before income taxes increased to $67.5 million for the first quarter of 2018 from $56.8 million in the first quarter of 2017, primarily due to higher average earning asset balances, higher results on returned lease assets and the effects of translating stronger foreign currencies to the U.S. dollar, partially offset by higher borrowing rates. The currency exchange impact increased PFS income before income taxes by $3.0 million for the first quarter of 2018.

PACCAR Inc – Form 10-Q

Included in Financial Services “Other Assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $211.8 million at March 31, 2018 and $221.7 million at December 31, 2017. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also includes trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

In the first quarter, the Company recognized losses on used trucks, excluding repossessions, of $9.5 million in 2018 and $13.8 million in 2017, including losses on multiple unit transactions of $6.7 million in 2018 compared to $8.6 million in 2017. Used truck losses related to repossessions, which are recognized as credit losses, were not significant for the first quarters of 2018 and 2017.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the three months ended March 31, 2018 and 2017 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended March 31, 2017	$102.2	$34.1	$68.1
Increase (decrease)
Average finance receivables	6.6		6.6
Average debt balances		1.8	(1.8)
Yields	2.3		2.3
Borrowing rates		4.1	(4.1)
Currency translation	4.6	1.3	3.3
Total increase	13.5	7.2	6.3
Three Months Ended March 31, 2018	$115.7	$41.3	$74.4

•

Average finance receivables increased $549.9 million (excluding foreign exchange effects) in the first quarter of 2018 as a result of retail portfolio new business volume exceeding collections and higher dealer wholesale balances.

•

Average debt balances increased $405.5 million (excluding foreign exchange effects) in the first quarter of 2018. The higher average debt balances reflect funding for a higher average earnings asset portfolio, which includes loans, finance leases, wholesale and equipment on operating lease.

•

Higher portfolio yields (4.9% in 2018 compared to 4.8% in 2017) increased interest and fees by $2.3 million. The higher portfolio yields reflect higher lending volumes in North America which has higher market rates than Europe.

•	Higher borrowing rates (1.8% in 2018 compared to 1.6% in 2017) were primarily due to higher debt market rates in North America, partially offset by lower debt market rates in Europe.
•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro and the Mexican Peso.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Three Months Ended March 31,	2018	2017
Operating lease and rental revenues	$206.6	$182.7
Used truck sales and other	9.9	17.3
Operating lease, rental and other revenues	$216.5	$200.0
Depreciation of operating lease equipment	$151.3	$140.6
Vehicle operating expenses	28.2	24.0
Cost of used truck sales and other	6.9	15.1
Depreciation and other expenses	$186.4	$179.7

PACCAR Inc – Form 10-Q

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended March 31, 2018 and 2017 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended March 31, 2017	$200.0	$179.7	$20.3
(Decrease) increase
Used truck sales	(8.4)	(7.9)	(.5)
Results on returned lease assets		(5.1)	5.1
Average operating lease assets	9.8	8.7	1.1
Revenue and cost per asset	3.2	2.0	1.2
Currency translation and other	11.9	9.0	2.9
Total increase	16.5	6.7	9.8
Three Months Ended March 31, 2018	$216.5	$186.4	$30.1

•

A lower sales volume of used trucks received on trade decreased operating lease, rental and other revenues by $8.4 million. Depreciation and other expenses decreased by $7.9 million due to the lower sales volume of used trucks received on trade.

•	Results on returned lease assets decreased depreciation and other expenses by $5.1 million, primarily due to lower losses on sales of returned lease units.
•	Average operating lease assets increased $162.8 million (excluding foreign exchange effects), which increased revenues by $9.8 million and related depreciation and other expenses by $8.7 million.
•

Revenue per asset increased $3.2 million primarily due to higher rental income and higher fee income. Cost per asset increased $2.0 million due to higher depreciation expense, partially offset by lower vehicle operating expenses.

•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro and the Mexican Peso.

The following table summarizes the provision for losses on receivables and net charge-offs:

($ in millions)
Three Months Ended March 31,	2018		2017
	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$1.8	$1.7	$3.7	$4.6
Europe	2.5	.2	.6	.2
Mexico, Australia and other	1.6	.8	1.6	.6
	$5.9	$2.7	$5.9	$5.4

The provision for losses on receivables was $5.9 million for the first quarter of 2018 and 2017, reflecting continued good portfolio performance.

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

PACCAR Inc – Form 10-Q

The post-modification balance of accounts modified during the three months ended March 31, 2018 and 2017 are summarized below:

($ in millions)
Three Months Ended March 31,	2018		2017
	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$51.4	2.6%	$57.4	3.1%
Insignificant delay	15.7	.8%	25.8	1.5%
Credit – no concession	32.8	1.6%	27.6	1.5%
Credit – TDR	.4		8.9	.5%
	$100.3	5.0%	$119.7	6.6%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first quarter of 2018, total modification activity decreased compared to the first quarter of 2017, due to lower modifications for commercial reasons, insignificant delays and credit – TDRs, partially offset by higher credit – no concession modifications. The decrease in modifications for commercial reasons primarily reflects lower volumes of refinancing. The decrease in modifications for insignificant delay reflects fewer fleet customers requesting payment relief for up to three months. Credit – TDR modifications decreased to $.4 in 2018 from $8.9 in 2017 mainly due to contract modifications for two fleet customers in 2017. The increase in modifications for credit – no concession is primarily due to the contract modification of one fleet customer in Europe.

The following table summarizes the Company’s 30+ days past due accounts:

	March 31 2018	December 31 2017	March 31 2017
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.3%	.4%	.2%
Europe	.6%	.3%	.6%
Mexico, Australia and other	2.2%	1.5%	2.6%
Worldwide	.6%	.5%	.6%

Accounts 30+ days past due were .6% at March 31, 2018 compared to .5% at December 31, 2017, as higher past due accounts in Europe and Mexico were partially offset by lower past dues in the U.S. and Canada. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $1.3 million of accounts worldwide during the first quarter of 2018, $.6 million during the fourth quarter of 2017 and $2.6 million during the first quarter of 2017 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31 2018	December 31 2017	March 31 2017
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.3%	.4%	.2%
Europe	.6%	.3%	.6%
Mexico, Australia and other	2.2%	1.5%	2.8%
Worldwide	.6%	.5%	.7%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2018, December 31, 2017 and March 31, 2017. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2018, December 31, 2017 and March 31, 2017.

The Company’s annualized pre-tax return on average earning assets for Financial Services was 2.2% for the first quarter of 2018 compared to 2.0% for the same period in 2017.

PACCAR Inc – Form 10-Q

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, including a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the first quarter of 2018 and 2017. Other SG&A increased to $22.4 million for the first quarter of 2018 from $13.5 million for the first quarter of 2017, primarily due to higher compensation costs and higher professional fees.

For the first quarter, other income before tax was $4.9 million in 2018 compared to $1.3 million in 2017, primarily due to improved results in the Winch business.

Investment income for the first quarter increased to $10.0 million in 2018 from $8.1 million in 2017. The higher investment income in the first quarter of 2018 was primarily due to higher average portfolio balances and higher yields on U.S. investments due to higher market interest rates.

Income Taxes

The effective tax rate for the first quarter of 2018 was 23.5% compared to 30.8% for the first quarter of 2017. The difference in tax rates was primarily due to the U.S. federal income tax legislation enacted on December 22, 2017, which lowered the U.S. statutory income tax rate from 35.0% to 21.0%.

($ in millions)
Three Months Ended March 31,	2018	2017
Domestic income before taxes	$420.9	$259.1
Foreign income before taxes	248.5	189.1
Total income before taxes	$669.4	$448.2
Domestic pre-tax return on revenues	13.7%	11.4%
Foreign pre-tax return on revenues	9.6%	9.6%
Total pre-tax return on revenues	11.8%	10.6%

For the first quarter of 2018, both domestic and foreign income before income taxes improved primarily due to higher revenues from truck, parts and finance operations. Domestic pre-tax return on revenues increased primarily due to improved truck and parts results.

PACCAR Inc – Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES:

	March 31	December 31
($ in millions)	2018	2017
Cash and cash equivalents	$2,504.1	$2,364.7
Marketable debt securities	1,046.5	1,367.1
	$3,550.6	$3,731.8

The Company’s total cash and marketable debt securities at March 31, 2018 decreased $181.2 million from the balances at December 31, 2017, primarily due to a decrease in marketable debt securities.

The change in cash and cash equivalents is summarized below:

($ in millions)
Three Months Ended March 31,	2018	2017
Operating activities:
Net income	$512.1	$310.3
Net income items not affecting cash	231.7	249.1
Changes in operating assets and liabilities, net	(218.5)	51.1
Net cash provided by operating activities	525.3	610.5
Net cash used in investing activities	(56.1)	(337.0)
Net cash used in financing activities	(339.3)	(445.7)
Effect of exchange rate changes on cash	9.5	20.9
Net increase (decrease) in cash and cash equivalents	139.4	(151.3)
Cash and cash equivalents at beginning of period	2,364.7	1,915.7
Cash and cash equivalents at end of period	$2,504.1	$1,764.4

Operating activities:  Cash provided by operations decreased by $85.2 million to $525.3 million in the first quarter of 2018 from $610.5 million in 2017. Lower operating cash flows reflect a higher increase in Financial Services segment wholesale receivables of $152.2 million, a $100.7 million increase in net purchases of inventories, and a decrease of $97.0 million in other liabilities mainly related to income tax liabilities. In addition, there were decreased cash inflows of $75.0 million from accounts receivables as cash receipts were lower than sales in 2018, and higher cash usage for pension contributions of $70.7 million. The lower cash flows were partially offset by higher cash inflows of $253.7 million from accounts payable and accrued expenses as purchases of goods and services exceeded payments and higher net income of $201.8 million.

Investing activities:  Cash used in investing activities decreased by $280.9 million to $56.1 million in the first quarter of 2018 from $337.0 million in 2017. Lower net cash used in investing activities reflects $320.1 million in net proceeds of marketable debt securities in 2018 compared to $60.3 million in net purchases of marketable debt securities in 2017. The decrease in outflows were partially offset by higher net originations of retail loans and direct financing leases $152.9 million in 2018 compared to $30.6 million in net collections in 2017.

Financing activities:  Cash used in financing activities decreased by $106.4 million to $339.3 million for the first quarter of 2018 from $445.7 million in 2017. The Company paid $510.1 million in dividends in the first quarter of 2018 compared to $294.7 million in 2017 due to a higher special dividend paid in January 2018. In the first quarter of 2018, the Company repurchased .3 million shares of common stock for $13.5 million, and there were no stock repurchases in 2017. In the first quarter of 2018, the Company issued $398.7 million of term debt, repaid term debt of $508.2 million, and increased its outstanding commercial paper and short-term bank loans by $284.3 million. In the first quarter of 2017, the Company issued $412.0 million of term debt, repaid term debt of $599.6 million and increased its outstanding commercial paper and short-term bank loans by $18.8 million. This resulted in cash provided by borrowing activities of $174.8 million in the first quarter of 2018, $343.6 million higher than the cash used in borrowing activities of $168.8 million in 2017.

PACCAR Inc – Form 10-Q

Credit Lines and Other

The Company has line of credit arrangements of $3.54 billion, of which $3.29 billion were unused at March 31, 2018. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion expires in June 2018, $1.0 billion expires in June 2021 and $1.0 billion expires in June 2022. The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the three months ended March 31, 2018.

On September 23, 2015, PACCAR’s Board of Directors approved the repurchase of up to $300.0 million of the Company’s common stock, and as of March 31, 2018, $222.8 million of shares have been repurchased pursuant to the 2015 authorization.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for property, plant and equipment in the first quarter of 2018 were $64.0 million compared to $71.3 million for the same period of 2017. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $6.08 billion, and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2018, capital investments are expected to be $425 to $475 million and R&D is expected to be $300 to $320 million. The Company is investing in PACCAR’s new truck models, integrated powertrains including electric, hybrid and hydrogen fuel cell technologies, enhanced aerodynamic truck designs, advanced driver assistance and truck connectivity, and expanded manufacturing and parts distribution facilities.

The Company conducts business in certain countries which have been experiencing or may experience significant financial stress, fiscal or political strain and are subject to the corresponding potential for default. The Company routinely monitors its financial exposure to global financial conditions, global counterparties and operating environments. As of March 31, 2018, the Company’s exposures in such countries were insignificant.

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

In November 2015, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of March 31, 2018 was $4.35 billion. The registration expires in November 2018 and does not limit the principal amount of debt securities that may be issued during that period. PFC intends to renew the registration in 2018.

As of March 31, 2018, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.34 billion available for issuance under a €2.50 billion medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2017 and is renewable annually through the filing of new listing particulars.

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At March 31, 2018, 6.85 billion pesos were available for issuance.

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

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs; litigation, including EC-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017.

PACCAR Inc – Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2018. For additional information, refer to Item 7A as presented in the 2017 Annual Report on Form 10‑K.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the three months ended March 31, 2018.

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 1A.RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2017 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2018.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the three months ended March 31, 2018.

(c)	Issuer purchases of equity securities.

On September 23, 2015, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of March 31, 2018, the Company has repurchased 4.4 million shares for $222.8 million under this plan. The following are details of repurchases made under the plan for the first quarter of 2018:

			Maximum Dollar
	Total Number of	Average	Value that May Yet
	Shares	Price Paid	be Purchased
Period	Purchased	per Share	Under This Plan
January 1-31, 2018			$93,272,662
February 1-28, 2018			$93,272,662
March 1-31, 2018	248,934	$64.52	$77,211,747
Total	248,934	$64.52	$77,211,747

PACCAR Inc – Form 10-Q

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	10-Q	May 4, 2016	3(i)	001-14817

(ii)		Bylaws:

		Fifth Amended and Restated Bylaws of PACCAR Inc	10-K	February 21, 2018	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(c)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(d)	Form of InterNotes, Series C (PACCAR Financial Corp.)	S-3	November 5, 2015	4.4	333-207838

	(e)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 11, 2015	10-Q	August 6, 2015	4(g)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2016	10-K	February 21, 2017	4(i)	001-14817

	(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 10, 2017	10-Q	August 4, 2017	4(h)	001-14817

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

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	Appendix A	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Restricted Stock Agreement for Non-Employee Directors	10-K	February 27, 2009	10(e)	001-14817

	(f)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(g)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

	(h)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (effective 01/01/16)	10-Q	August 6, 2015	10(i)	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan	8-K	September 19, 2016	10(j)	001-14817

	(j)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

	(k)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

	(l)	PACCAR Inc Long Term Incentive Plan, 2014 Form of Nonstatutory Stock Option Agreement	10-Q	August 7, 2013	10(l)	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, 2016 Restricted Stock Award Agreement	10-Q	August 6, 2015	10(q)	001-14817

	(n)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

	(o)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	8-K	May 16, 2007	10.1	001-14817

(p)

Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities

			10-Q	October 27, 2008	10(o)	001-14817

(q)

Second Amendment to Memorandum of Understanding dated as of September 26, 2013, by and among PACCAR Engine Company, the Mississippi Development Authority and the Mississippi Major Economic Impact Authority

			10-Q	November 7, 2013	10(u)	001-14817

	(r)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Deferred Restricted Stock Unit Grant Agreement	10-K	February 26, 2015	10(t)	001-14817

	(s)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Restricted Stock Grant Agreement	10-K	February 26, 2015	10(u)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	May 4, 2018	By	/s/ M. T. Barkley
M. T. Barkley
Senior Vice President and Controller
(Authorized Officer and Chief Accounting Officer)