Form 10-Q
period 2018-06-30
PACCAR INC
filed 2018-08-03
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Common Stock, $1 par value — 350,543,255 shares as of July 31, 2018

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
TRUCK, PARTS AND OTHER:
Net sales and revenues	$5,467.2	$4,397.9	$10,789.0	$8,333.6

Cost of sales and revenues	4,647.3	3,764.0	9,182.8	7,154.9
Research and development	76.7	66.1	152.7	127.1
Selling, general and administrative	127.0	111.8	264.1	226.3
Interest and other (income), net	(16.4)	(11.9)	(35.1)	(25.9)
	4,834.6	3,930.0	9,564.5	7,482.4
Truck, Parts and Other Income Before Income Taxes	632.6	467.9	1,224.5	851.2

FINANCIAL SERVICES:
Interest and fees	121.6	104.2	237.3	206.4
Operating lease, rental and other revenues	216.4	202.1	432.9	402.1
Revenues	338.0	306.3	670.2	608.5

Interest and other borrowing expenses	45.7	37.4	87.0	71.5
Depreciation and other expenses	185.5	172.8	371.9	352.5
Selling, general and administrative	29.8	26.9	60.9	52.6
Provision for losses on receivables	4.6	6.8	10.5	12.7
	265.6	243.9	530.3	489.3
Financial Services Income Before Income Taxes	72.4	62.4	139.9	119.2
Investment income	14.6	8.7	24.6	16.8
Total Income Before Income Taxes	719.6	539.0	1,389.0	987.2
Income taxes	160.0	166.0	317.3	303.9
Net Income	$559.6	$373.0	$1,071.7	$683.3

Net Income Per Share
Basic	$1.59	$1.06	$3.04	$1.94
Diluted	$1.59	$1.06	$3.04	$1.94

Weighted Average Number of Common Shares Outstanding
Basic	351.7	351.8	352.1	351.7
Diluted	352.5	352.7	353.0	352.7
Dividends declared per share	$.28	$.25	$.53	$.49

Comprehensive Income	$384.2	$505.8	$971.6	$886.2

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	June 30	December 31
	2018	2017*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$2,411.5	$2,254.8
Trade and other receivables, net	1,546.9	1,127.9
Marketable debt securities	1,033.3	1,367.1
Inventories, net	1,258.5	928.4
Other current assets	492.9	404.4
Total Truck, Parts and Other Current Assets	6,743.1	6,082.6

Equipment on operating leases, net	711.0	1,265.7
Property, plant and equipment, net	2,397.4	2,464.4
Other noncurrent assets, net	673.4	425.2
Total Truck, Parts and Other Assets	10,524.9	10,237.9

FINANCIAL SERVICES:
Cash and cash equivalents	95.3	109.9
Finance and other receivables, net	10,185.5	9,697.1
Equipment on operating leases, net	2,781.4	2,876.3
Other assets	568.7	519.0
Total Financial Services Assets	13,630.9	13,202.3
	$24,155.8	$23,440.2

*	The December 31, 2017 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	June 30	December 31
	2018	2017*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$3,096.0	$2,569.5
Dividend payable		422.1
Total Truck, Parts and Other Current Liabilities	3,096.0	2,991.6
Residual value guarantees and deferred revenues	758.2	1,339.0
Other liabilities	1,115.3	939.8
Total Truck, Parts and Other Liabilities	4,969.5	5,270.4

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	517.1	466.2
Commercial paper and bank loans	3,130.6	2,933.9
Term notes	6,077.1	5,945.5
Deferred taxes and other liabilities	682.1	773.7
Total Financial Services Liabilities	10,406.9	10,119.3

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 352.2 and 351.8 million shares	352.2	351.8
Additional paid-in capital	143.8	123.2
Treasury stock, at cost - 1.5 million and nil shares	(94.2)
Retained earnings	9,271.3	8,369.1
Accumulated other comprehensive loss	(893.7)	(793.6)
Total Stockholders' Equity	8,779.4	8,050.5
	$24,155.8	$23,440.2

*	The December 31, 2017 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Six Months Ended
	June 30
	2018	2017
OPERATING ACTIVITIES:
Net income	$1,071.7	$683.3
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	179.8	151.5
Equipment on operating leases and other	362.0	376.7
Provision for losses on financial services receivables	10.5	12.7
Other, net	(2.7)	(8.8)
Pension contributions	(80.7)	(10.4)
Change in operating assets and liabilities:
Trade and other receivables	(518.7)	(425.2)
Wholesale receivables on new trucks	(234.5)	(176.0)
Sales-type finance leases and dealer direct loans on new trucks	38.5	105.8
Inventories	(388.5)	(126.8)
Accounts payable and accrued expenses	661.4	422.2
Income taxes, warranty and other	99.7	180.2
Net Cash Provided by Operating Activities	1,198.5	1,185.2

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(1,930.1)	(1,347.5)
Collections on retail loans and direct financing leases	1,464.9	1,324.0
Net decrease in wholesale receivables on used equipment	15.3	1.6
Purchases of marketable debt securities	(252.3)	(435.3)
Proceeds from sales and maturities of marketable debt securities	569.2	359.0
Payments for property, plant and equipment	(221.6)	(188.3)
Acquisitions of equipment for operating leases	(697.0)	(728.0)
Proceeds from asset disposals	308.3	244.2
Other, net	(1.9)
Net Cash Used in Investing Activities	(745.2)	(770.3)

FINANCING ACTIVITIES:
Payments of cash dividends	(608.5)	(382.5)
Purchases of treasury stock	(94.2)
Proceeds from stock compensation transactions	10.9	18.8
Net increase in commercial paper and short-term bank loans	230.1	336.9
Proceeds from term debt	1,327.7	959.8
Payments on term debt	(1,144.6)	(1,440.8)
Net Cash Used in Financing Activities	(278.6)	(507.8)
Effect of exchange rate changes on cash	(32.6)	57.0
Net Increase (Decrease) in Cash and Cash Equivalents	142.1	(35.9)
Cash and cash equivalents at beginning of period	2,364.7	1,915.7
Cash and cash equivalents at end of period	$2,506.8	$1,879.8

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2017.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Additional shares	779,300	933,300	897,300	1,013,700
Antidilutive options	1,175,100	616,800	1,173,700	649,300

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

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet on January 1, 2018 for the adoption of ASU 2014-09 was as follows:

	BALANCE AT DECEMBER 31, 2017	CHANGE DUE TO NEW STANDARD	BALANCE AT JANUARY 1, 2018
Consolidated Balance Sheets
TRUCK, PARTS AND OTHER:
Other current assets	$404.4	$100.0	$504.4
Equipment on operating assets, net	1,265.7	(668.8)	596.9
Other noncurrent assets, net	425.2	115.0	540.2
Accounts payable, accrued expenses and other	2,569.5	103.1	2,672.6
Residual value guarantees and deferred revenue	1,339.0	(703.8)	635.2
Other liabilities	939.8	129.8	1,069.6

STOCKHOLDERS' EQUITY:
Retained earnings	8,369.1	17.1	8,386.2

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following reconciles pro forma amounts as they would have been reported under the prior standard to current reporting:

Three Months Ended June 30, 2018	PRO FORMA UNDER PRIOR STANDARD	EFFECTS OF NEW STANDARD	CURRENTLY REPORTED
Consolidated Statements of Comprehensive Income
TRUCK, PARTS AND OTHER:
Net sales and revenues	$5,453.1	$14.1	$5,467.2
Cost of sales and revenues	4,636.0	11.3	4,647.3
Truck, Parts and Other Income Before Income Taxes	629.8	2.8	632.6

Total Income Before Income Taxes	716.8	2.8	719.6

Income taxes	159.3	.7	160.0

Net income	557.5	2.1	559.6
Comprehensive Income	383.4	.8	384.2

Six Months Ended June 30, 2018	PRO FORMA UNDER PRIOR STANDARD	EFFECTS OF NEW STANDARD	CURRENTLY REPORTED
Consolidated Statements of Comprehensive Income
TRUCK, PARTS AND OTHER:
Net sales and revenues	$10,767.3	$21.7	$10,789.0
Cost of sales and revenues	9,168.3	14.5	9,182.8
Truck, Parts and Other Income Before Income Taxes	1,217.3	7.2	1,224.5

Total Income Before Income Taxes	1,381.8	7.2	1,389.0

Income taxes	315.5	1.8	317.3

Net income	1,066.3	5.4	1,071.7
Comprehensive Income	966.9	4.7	971.6

At June 30, 2018	PRO FORMA UNDER PRIOR STANDARD	EFFECTS OF NEW STANDARD	CURRENTLY REPORTED
Consolidated Balance Sheets
TRUCK, PARTS AND OTHER:
Other current assets	$383.9	$109.0	$492.9
Equipment on operating leases, net	1,426.3	(715.3)	711.0
Other noncurrent assets, net	543.5	129.9	673.4
Accounts payable, accrued expenses and other	2,983.9	112.1	3,096.0
Residual value guarantees and deferred revenue	1,513.8	(755.6)	758.2
Other liabilities	970.0	145.3	1,115.3

STOCKHOLDERS' EQUITY:
Total stockholders' equity	8,757.6	21.8	8,779.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Three Months Ended June 30, 2017	PREVIOUSLY REPORTED	EFFECTS OF NEW STANDARD	CURRENTLY REPORTED
Consolidated Statements of Comprehensive Income
TRUCK, PARTS AND OTHER:
Cost of sales and revenues	$3,755.2	$8.8	$3,764.0
Selling, general and administrative	107.8	4.0	111.8
Interest and other (income), net	1.5	(13.4)	(11.9)
Truck, Parts and Other Income Before Income Taxes	467.3	.6	467.9

FINANCIAL SERVICES:
Selling, general and administrative	26.3	.6	26.9
Financial Services Income Before Income Taxes	63.0	(.6)	62.4

Six Months Ended June 30, 2017	PREVIOUSLY REPORTED	EFFECTS OF NEW STANDARD	CURRENTLY REPORTED
Consolidated Statements of Comprehensive Income
TRUCK, PARTS AND OTHER:
Cost of sales and revenues	$7,137.4	$17.5	$7,154.9
Selling, general and administrative	219.1	7.2	226.3
Interest and other (income), net	(.1)	(25.8)	(25.9)
Truck, Parts and Other Income Before Income Taxes	850.1	1.1	851.2

FINANCIAL SERVICES:
Selling, general and administrative	51.5	1.1	52.6
Financial Services Income Before Income Taxes	120.3	(1.1)	119.2

Other Standards

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment requires a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the difference between the historical corporate income tax rate and the newly enacted income tax rate resulting from the Tax Cuts and Jobs Act. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods and early adoption is permitted. Upon adoption, the Company estimates Retained earnings will increase and AOCI will decrease approximately $30 million with no impact to Stockholders’ Equity. The Company expects to early adopt this ASU in the fourth quarter of 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-02. Under the new lease standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than short-term leases). Lessor accounting is largely unchanged. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. This ASU requires leases to be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach with optional practical expedients. The Company is currently evaluating the impact on its consolidated financial statements.

In addition to adopting the ASUs discussed above, the Company adopted the following standards effective January 1, 2018, none of which had a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION
2016-01 *	Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.
2016-15 *	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.
2017-12 **	Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

*	The Company adopted on the effective date of January 1, 2018.
**	The Company early adopted in 2018.

The FASB also issued the following standard, which is not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2018-07 *	Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.	January 1, 2019

*	The Company will adopt on the effective date.

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

The following table disaggregates Truck, Parts and Other revenues by major sources:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Truck
Truck sales	$4,274.7	$8,449.1
Revenues from extended warranties, operating leases and other	193.1	371.7
	4,467.8	8,820.8
Parts
Parts sales	942.5	1,854.6
Revenues from dealer services and other	25.5	53.3
	968.0	1,907.9
Winch sales and other	31.4	60.3
Truck, Parts and Other sales and revenues	$5,467.2	$10,789.0

The Company recognizes truck and parts sales as revenue when control of the products is transferred to customers which generally occurs upon shipment, except for certain truck sales which are subject to a residual value guarantee by the Company. The standard payment term for trucks and aftermarket parts is typically within 30 days, but the Company may grant extended payment terms on selected receivables. The Company recognizes revenue for the invoice amount adjusted for estimated sales incentives and returns. Sales incentives and returns are estimated based on historical experience and are adjusted to current period revenue when the most

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

Truck sales with RVGs that allow customers the option to return their truck are accounted for as a sale when the customer does not have an economic incentive to return the truck to the Company, or as an operating lease when the customer does have an economic incentive to return the truck. The estimate of customers’ economic incentive to return the trucks is based on an analysis of historical guaranteed buyback value and estimated market value. When truck sales with RVGs are accounted for as a sale, revenue is recognized when the truck is transferred to the customer less an amount for expected returns. Expected return rates are estimated by using a historical weighted average return rate over a four-year period. The estimated value of the returned truck assets and the related return liabilities at June 30, 2018 were $193.2 and $201.4, respectively.

Revenues from extended warranties, operating leases and other includes optional extended warranty and repair and maintenance service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and recognizes the revenue on a straight-line basis over the warranty or repair and maintenance contract periods. See Footnote F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with a residual value guarantee was $758.1 at June 30, 2018. The Company expects to recognize approximately $130.0 of the remaining deferred revenue in 2018, $252.6 in 2019, $231.6 in 2020, $81.6 in 2021, $45.6 in 2022 and $16.7 thereafter.

Aftermarket parts sales allow for returns which are estimated at the time of sale based on historical data. The estimated value of the returned goods asset was $45.7 and the related return liability was $95.2 at June 30, 2018. The Company decreased parts sales by $3.6 in the second quarter of 2018 due to changes in the reserve balance. Parts dealer services and other revenues are recognized as services are performed.

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

Marketable debt securities at June 30, 2018 and December 31, 2017 consisted of the following:

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At June 30, 2018	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$468.8	$.1	$1.7	$467.2
U.S. corporate securities	84.2	.1	.4	83.9
U.S. government and agency securities	59.2		.5	58.7
Non-U.S. corporate securities	255.7	.4	2.0	254.1
Non-U.S. government securities	49.6	.2	.1	49.7
Other debt securities	120.9		1.2	119.7
	$1,038.4	$.8	$5.9	$1,033.3

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At December 31, 2017	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$537.9		$2.4	$535.5
U.S. corporate securities	89.7	$.2	.2	89.7
U.S. government and agency securities	48.9		.2	48.7
Non-U.S. corporate securities	459.4	1.3	1.4	459.3
Non-U.S. government securities	91.5	.3	.1	91.7
Other debt securities	142.8	.1	.7	142.2
	$1,370.2	$1.9	$5.0	$1,367.1

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.9 and $.9 and gross realized losses were $.5 and $.3 for the six months periods ended June 30, 2018 and 2017, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	June 30, 2018		December 31, 2017
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$710.3	$82.4	$908.5	$18.4
Unrealized losses	4.7	1.2	4.8	.2

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

Contractual maturities on marketable debt securities at June 30, 2018 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$292.0	$291.7
One to five years	730.5	725.7
Six to ten years	.2	.2
More than ten years	15.7	15.7
	$1,038.4	$1,033.3

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last‑in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	June 30	December 31
	2018	2017
Finished products	$590.6	$515.7
Work in process and raw materials	846.0	586.2
	1,436.6	1,101.9
Less LIFO reserve	(178.1)	(173.5)
	$1,258.5	$928.4

Under the LIFO method of accounting (used for approximately 45% of June 30, 2018 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	June 30	December 31
	2018	2017
Loans	$4,436.1	$4,147.8
Direct financing leases	3,285.5	3,211.7
Sales-type finance leases	712.5	781.1
Dealer wholesale financing	2,069.7	1,880.6
Operating lease receivables and other	157.8	161.1
Unearned interest: Finance leases	(363.4)	(368.0)
	$10,298.2	$9,814.3
Less allowance for losses:
Loans and leases	(102.7)	(101.9)
Dealer wholesale financing	(6.2)	(6.0)
Operating lease receivables and other	(3.8)	(9.3)
	$10,185.5	$9,697.1

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at June 30, 2018 or December 31, 2017. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

On average, modifications extended contractual terms by approximately five months in 2018 and 2017 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at June 30, 2018 and December 31, 2017.

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

The allowance for credit losses is summarized as follows:

	2018
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$6.0	$9.4	$92.5	$9.3	$117.2
Provision for losses	.2	(.1)	10.0	.4	10.5
Charge-offs			(12.1)	(6.2)	(18.3)
Recoveries			4.7	.3	5.0
Currency translation and other		(.1)	(1.6)		(1.7)
Balance at June 30	$6.2	$9.2	$93.5	$3.8	$112.7

	2017
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$5.5	$9.6	$87.5	$8.6	$111.2
Provision for losses		(.7)	12.8	.6	12.7
Charge-offs			(11.5)	(.5)	(12.0)
Recoveries			2.2	.1	2.3
Currency translation and other	.4	.2	3.8	.4	4.8
Balance at June 30	$5.9	$9.1	$94.8	$9.2	$119.0

*	Operating leases and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	DEALER		CUSTOMER
At June 30, 2018	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$.1	$3.0	$44.8	$47.9
Allowance for impaired finance receivables determined individually	.1		6.1	6.2
Recorded investment for finance receivables evaluated collectively	2,069.6	1,357.6	6,665.3	10,092.5
Allowance for finance receivables determined collectively	6.1	9.2	87.4	102.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	DEALER		CUSTOMER
At December 31, 2017	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$.1	$4.0	$50.8	$54.9
Allowance for impaired finance receivables determined individually	.1		6.6	6.7
Recorded investment for finance receivables evaluated collectively	1,880.5	1,354.7	6,363.1	9,598.3
Allowance for finance receivables determined collectively	5.9	9.4	85.9	101.2

The recorded investment for finance receivables that are on non-accrual status is as follows:

	June 30	December 31
	2018	2017
Dealer:
Wholesale	$.1	$.1
Customer retail:
Fleet	36.5	44.4
Owner/operator	7.3	6.0
	$43.9	$50.5

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of June 30, 2018 and December 31, 2017 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
				OWNER/
At June 30, 2018	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$20.0	$2.7	$22.8
Associated allowance	(.1)		(3.1)	(.6)	(3.8)
			$16.9	$2.1	$19.0
Impaired loans with no specific reserve		$3.0	8.8	.1	11.9
Net carrying amount of impaired loans		$3.0	$25.7	$2.2	$30.9
Average recorded investment*	$.1	$3.8	$32.8	$2.0	$38.7

*	Represents the average during the 12 months ended June 30, 2018.

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2017	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$18.8	$1.0	$19.9
Associated allowance	(.1)		(3.0)	(.2)	(3.3)
			$15.8	$.8	$16.6
Impaired loans with no specific reserve		$3.9	13.1	.2	17.2
Net carrying amount of impaired loans		$3.9	$28.9	$1.0	$33.8
Average recorded investment*	$.9	$3.8	$30.7	$2.2	$37.6

*	Represents the average during the 12 months ended June 30, 2017.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Interest income recognized:
Customer retail - fleet	$.5	$.3	$1.0	$.6

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

	DEALER		CUSTOMER RETAIL
				OWNER/
At June 30, 2018	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Performing	$2,064.8	$1,357.6	$5,520.9	$1,049.0	$9,992.3
Watch	4.8		90.0	5.4	100.2
At-risk	.1	3.0	37.3	7.5	47.9
	$2,069.7	$1,360.6	$5,648.2	$1,061.9	$10,140.4

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2017	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Performing	$1,874.5	$1,354.7	$5,290.3	$1,005.2	$9,524.7
Watch	6.0		62.9	4.7	73.6
At-risk	.1	4.0	44.7	6.1	54.9
	$1,880.6	$1,358.7	$5,397.9	$1,016.0	$9,653.2

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At June 30, 2018	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,069.4	$1,360.6	$5,621.9	$1,050.6	$10,102.5
31 – 60 days past due	.2		12.4	4.5	17.1
Greater than 60 days past due	.1		13.9	6.8	20.8
	$2,069.7	$1,360.6	$5,648.2	$1,061.9	$10,140.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2017	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$1,880.5	$1,358.7	$5,365.7	$1,007.4	$9,612.3
31 – 60 days past due			14.7	4.0	18.7
Greater than 60 days past due	.1		17.5	4.6	22.2
	$1,880.6	$1,358.7	$5,397.9	$1,016.0	$9,653.2

Troubled Debt Restructurings

The balance of TDRs was $27.3 and $37.9 at June 30, 2018 and December 31, 2017, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$7.7	$7.7	$7.9	$7.9
Owner/operator	.2	.2	.4	.4
	$7.9	$7.9	$8.3	$8.3

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$7.8	$7.8	$16.6	$16.6
Owner/operator	.2	.3	.4	.4
	$8.0	$8.1	$17.0	$17.0

The effect on the allowance for credit losses from such modifications was not significant at June 30, 2018 and 2017.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the period by portfolio class are as follows:

Six Months Ended June 30,	2018	2017
Fleet	$.8	$1.0
Owner/operator		.1
	$.8	$1.1

There were nil and $.4 of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off in the six months ended June 30, 2018 and 2017, respectively.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at June 30, 2018 and December 31, 2017 was $20.9 and $13.1, respectively. Proceeds from the sales of repossessed assets were $35.2 and $29.2 for the six months ended June 30, 2018 and 2017, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2018	2017
Balance at January 1	$298.8	$282.1
Cost accruals	156.0	102.7
Payments	(144.2)	(121.6)
Change in estimates for pre-existing warranties	19.9	2.6
Currency translation and other	(1.2)	8.6
Balance at June 30	$329.3	$274.4

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2018	2017
Balance at January 1	$653.9	$573.5
Deferred revenues	223.4	176.7
Revenues recognized	(187.6)	(152.9)
Currency translation	(9.4)	22.8
Balance at June 30	$680.3	$620.1

The Company expects to recognize approximately $125.1 of the remaining deferred revenue on extended warranties and R&M contracts in 2018, $223.0 in 2019, $174.4 in 2020, $94.2 in 2021, $43.7 in 2022 and $19.9 thereafter.

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net income	$559.6	$373.0	$1,071.7	$683.3
Other comprehensive income (loss) (OCI):
Unrealized gains (losses) on derivative contracts	6.8	11.6	2.7	(2.0)
Tax effect	(2.0)	(3.1)	(.4)	.9
	4.8	8.5	2.3	(1.1)
Unrealized gains (losses) on marketable debt securities	.5	(.5)	(2.1)	2.9
Tax effect	(.1)	.1	.5	(1.2)
	.4	(.4)	(1.6)	1.7
Pension plans	21.3	(1.4)	23.9	2.5
Tax effect	(5.2)		(5.8)	(1.3)
	16.1	(1.4)	18.1	1.2
Foreign currency translation (losses) gains	(196.7)	126.1	(118.9)	201.1
Net other comprehensive (loss) income	(175.4)	132.8	(100.1)	202.9
Comprehensive income	$384.2	$505.8	$971.6	$886.2

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets consisted of the following:

Three Months Ended June 30, 2018	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at April 1, 2018	$(1.3)	$(3.8)	$(373.6)	$(339.6)	$(718.3)
Recorded into AOCI	77.6	.4	8.2	(196.7)	(110.5)
Reclassified out of AOCI	(72.8)		7.9		(64.9)
Net other comprehensive income (loss)	4.8	.4	16.1	(196.7)	(175.4)
Balance at June 30, 2018	$3.5	$(3.4)	$(357.5)	$(536.3)	$(893.7)

Three Months Ended June 30, 2017	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at April 1, 2017	$(13.9)	$1.8	$(411.5)	$(634.4)	$(1,058.0)
Recorded into AOCI	(28.2)	(.3)	(5.7)	126.1	91.9
Reclassified out of AOCI	36.7	(.1)	4.3		40.9
Net other comprehensive income (loss)	8.5	(.4)	(1.4)	126.1	132.8
Balance at June 30, 2017	$(5.4)	$1.4	$(412.9)	$(508.3)	$(925.2)

Six Months Ended June 30, 2018	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2018	$1.2	$(1.8)	$(375.6)	$(417.4)	$(793.6)
Recorded into AOCI	65.8	(1.3)	4.0	(118.9)	(50.4)
Reclassified out of AOCI	(63.5)	(.3)	14.1		(49.7)
Net other comprehensive income (loss)	2.3	(1.6)	18.1	(118.9)	(100.1)
Balance at June 30, 2018	$3.5	$(3.4)	$(357.5)	$(536.3)	$(893.7)

Six Months Ended June 30, 2017	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2017	$(4.3)	$(.3)	$(414.1)	$(709.4)	$(1,128.1)
Recorded into AOCI	(74.1)	2.0	(7.8)	201.1	121.2
Reclassified out of AOCI	73.0	(.3)	9.0		81.7
Net other comprehensive (loss) income	(1.1)	1.7	1.2	201.1	202.9
Balance at June 30, 2017	$(5.4)	$1.4	$(412.9)	$(508.3)	$(925.2)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the three months ended June 30, 2018 and 2017 are as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	June 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2018	2017
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$(2.8)	$12.1
	Cost of sales and revenues	(2.5)	(1.3)
	Interest and other (income), net	.3	.6
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(92.1)	40.0
	Pre-tax expense (reduction) increase	(97.1)	51.4
	Tax expense (benefit)	24.3	(14.7)
	After-tax expense (reduction) increase	(72.8)	36.7
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income		(.1)
	Tax expense
	After-tax income increase		(.1)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	10.1	5.9

Prior service costs	Interest and other (income), net	.3	.3
	Pre-tax expense increase	10.4	6.2
	Tax benefit	(2.5)	(1.9)
	After-tax expense increase	7.9	4.3
Total reclassifications out of AOCI		$(64.9)	$40.9

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the six months ended June 30, 2018 and 2017 are as follows:

		Six Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	June 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2018	2017
Unrealized losses and (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$1.8	$16.3
	Cost of sales and revenues	(3.6)	(1.2)
	Interest and other (income), net	(.7)	.6
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(82.8)	85.8
	Pre-tax expense (reduction) increase	(85.3)	101.5
	Tax expense (benefit)	21.8	(28.5)
	After-tax expense (reduction) increase	(63.5)	73.0
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.4)	(.4)
	Tax expense	.1	.1
	After-tax income increase	(.3)	(.3)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	17.8	12.6

Prior service costs	Interest and other (income), net	.7	.6
	Pre-tax expense increase	18.5	13.2
	Tax benefit	(4.4)	(4.2)
	After-tax expense increase	14.1	9.0
Total reclassifications out of AOCI		(49.7)	81.7

Stock Compensation Plans

Stock-based compensation expense was $2.0 and $9.0 for the three months and six months ended June 30, 2018, respectively, and $1.9 and $9.0 for the three months and six months ended June 30, 2017, respectively.

During the first half of 2018, the Company issued 377,361 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first half of 2018, the Company purchased 1,467,454 treasury shares, of which 1,454,746 shares were repurchased pursuant to the $300 million common stock repurchase plan approved on September 23, 2015. The Company also acquired 12,708 shares under the Company’s Long-Term Incentive Plan.

NOTE H - Income Taxes

The effective tax rate for the second quarter of 2018 was 22.2% compared to 30.8% in the second quarter of 2017. The effective tax rate for the first half of 2018 was 22.8% compared to 30.8% in the same period of 2017. The difference in 2018 tax rates compared to 2017 was primarily due to the U.S. federal income tax legislation enacted on December 22, 2017, which lowered the U.S. statutory income tax rate from 35.0% to 21.0%.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net sales and revenues:
Truck	$4,678.6	$3,768.9	$9,214.7	$7,066.2
Less intersegment	(210.8)	(215.3)	(393.9)	(382.5)
External customers	4,467.8	3,553.6	8,820.8	6,683.7
Parts	983.1	835.2	1,936.6	1,634.3
Less intersegment	(15.1)	(12.1)	(28.7)	(24.5)
External customers	968.0	823.1	1,907.9	1,609.8
Other	31.4	21.2	60.3	40.1
	5,467.2	4,397.9	10,789.0	8,333.6
Financial Services	338.0	306.3	670.2	608.5
	$5,805.2	$4,704.2	$11,459.2	$8,942.1
Income before income taxes:
Truck	$434.0	$312.7	$829.2	$543.9
Parts	194.5	151.2	386.3	302.0
Other	4.1	4.0	9.0	5.3
	632.6	467.9	1,224.5	851.2
Financial Services	72.4	62.4	139.9	119.2
Investment income	14.6	8.7	24.6	16.8
	$719.6	$539.0	$1,389.0	$987.2
Depreciation and amortization:
Truck	$106.0	$111.0	$213.3	$218.1
Parts	2.2	2.0	4.4	3.9
Other	4.4	4.2	8.9	8.0
	112.6	117.2	226.6	230.0
Financial Services	155.7	151.8	315.2	298.2
	$268.3	$269.0	$541.8	$528.2

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio is $60.5 at June 30, 2018.

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

At June 30, 2018, the notional amount of the Company’s interest-rate contracts was $2,991.8. Notional maturities for all interest-rate contracts are $405.7 for the remainder of 2018, $919.0 for 2019, $429.6 for 2020, $910.9 for 2021, $165.1 for 2022, $80.4 for 2023 and $81.1 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At June 30, 2018, the notional amount of the outstanding foreign-exchange contracts was $640.4. Foreign-exchange contracts mature within one year.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	June 30, 2018		December 31, 2017
	ASSETS	LIABILITIES	ASSETS	LIABILITIES

Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$60.5		$53.3
Deferred taxes and other liabilities		$28.4		$98.3
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	7.3		3.8
Accounts payable, accrued expenses and other		.9		1.9
	$67.8	$29.3	$57.1	$100.2
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Financial Services:
Deferred taxes and other liabilities
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.2		$.6
Accounts payable, accrued expenses and other		$.9		$.6
Financial Services:
Other assets	2.5		.1
Deferred taxes and other liabilities		.1		2.2
	$2.7	$1.0	$.7	$2.8
Gross amounts recognized in Balance Sheets	$70.5	$30.3	$57.8	$103.0
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(1.5)	(1.5)	(.4)	(.4)
Financial Services:
Interest-rate contracts	(4.5)	(4.5)	(8.7)	(8.7)
Pro forma net amount	$64.5	$24.3	$48.7	$93.9

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. As of June 30, 2018, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

		Cumulative Basis
	Carrying Amount of	Amount Included in
Hedged Balance Sheet Line Item	the Hedged Liabilities	the Carrying Amount
Medium-term notes	$230.2	$(4.8)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of ($1.9) million as of June 30, 2018.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 10.0 years.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income (loss) (OCI):

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Gain recognized in OCI:
Truck, Parts and Other		$10.8		$6.4
Financial Services	$93.1		$81.6
	$93.1	$10.8	$81.6	$6.4

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Loss recognized in OCI:
Truck, Parts and Other		$(1.7)		$(20.4)
Financial Services	$(38.1)		$(83.1)
	$(38.1)	$(1.7)	$(83.1)	$(20.4)

The following table presents the location and amount of expense (income) on fair value hedges recognized in the Consolidated Statements of Comprehensive Income. The loss (gain) on fair value hedges for foreign-exchange contracts was nil for the three months and six months ended June 30, 2018 and 2017. The amounts related to interest-rate contracts were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Financial Services:
Interest and other borrowing expenses:
Derivatives	$.3	$(.7)	$1.1	$.6
Hedged term notes	.2	.9	(.2)	(.4)
	$.5	$.2	$.9	$.2

The following presents the amount of loss (gain) from cash flow hedges reclassified from AOCI into income:

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Net sales and revenues		$(2.8)		$1.8
Cost of sales and revenues		(2.5)		(3.6)
Interest and other (income), net		.3		(.7)
Financial Services:
Interest and other borrowing expenses	$(92.1)		$(82.8)
	$(92.1)	$(5.0)	$(82.8)	$(2.5)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Net sales and revenues		$12.1		$16.3
Cost of sales and revenues		(1.3)		(1.2)
Interest and other (income), net		.6		.6
Financial Services:
Interest and other borrowing expenses	$40.0		$85.8
	$40.0	$11.4	$85.8	$15.7

The amount of gain recorded in AOCI at June 30, 2018 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $8.0, net of taxes.

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

For the three and six months ended June 30, 2018 and 2017 the expense (income) recognized in earnings related to derivatives not designated as hedging instruments was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues				$1.2
Interest and other (income), net		$.3		3.7
Financial Services:
Interest and other borrowing expenses		(8.9)		(8.4)
Selling, general and administrative		(.7)		.5
Total		$(9.3)		$(3.0)

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$.1		$.7
Interest and other (income), net		.7		4.2
Financial Services:
Interest and other borrowing expenses	$(.1)	11.4	$(.1)	44.6
Selling, general and administrative		(2.3)		(13.1)
Total	$(.1)	$9.9	$(.1)	$36.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2018. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At June 30, 2018	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$467.2	$467.2
U.S. corporate securities		83.9	83.9
U.S. government and agency securities	$58.7		58.7
Non-U.S. corporate securities		254.1	254.1
Non-U.S. government securities		49.7	49.7
Other debt securities		119.7	119.7
Total marketable debt securities	$58.7	$974.6	$1,033.3
Derivatives
Cross currency swaps		$49.5	$49.5
Interest-rate swaps		11.0	11.0
Foreign-exchange contracts		10.0	10.0
Total derivative assets		$70.5	$70.5
Liabilities:
Derivatives
Cross currency swaps		$22.1	$22.1
Interest-rate swaps		6.3	6.3
Foreign-exchange contracts		1.9	1.9
Total derivative liabilities		$30.3	$30.3

At December 31, 2017	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$535.5	$535.5
U.S. corporate securities		89.7	89.7
U.S. government and agency securities	$48.7		48.7
Non-U.S. corporate securities		459.3	459.3
Non-U.S. government securities		91.7	91.7
Other debt securities		142.2	142.2
Total marketable debt securities	$48.7	$1,318.4	$1,367.1
Derivatives
Cross currency swaps		$44.2	$44.2
Interest-rate swaps		9.1	9.1
Foreign-exchange contracts		4.5	4.5
Total derivative assets		$57.8	$57.8
Liabilities:
Derivatives
Cross currency swaps		$93.0	$93.0
Interest-rate swaps		5.3	5.3
Foreign-exchange contracts		4.7	4.7
Total derivative liabilities		$103.0	$103.0

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	June 30, 2018		December 31, 2017
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$4,058.1	$4,049.4	$3,793.8	$3,804.8
Liabilities:
Financial Services fixed rate debt	4,943.9	4,891.2	5,397.6	5,387.0

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Service cost	$26.0	$22.2	$54.7	$46.0
Interest on projected benefit obligation	21.7	20.0	43.0	40.4
Expected return on assets	(44.5)	(39.6)	(89.3)	(79.4)
Amortization of prior service costs	.3	.3	.7	.6
Recognized actuarial loss	10.1	5.9	17.8	12.6
Net pension expense	$13.6	$8.8	$26.9	$20.2

The components of net pension expense other than service cost are included in Interest and other (income), net on the Consolidated Statements of Comprehensive Income.

During the three and six months ended June 30, 2018 the Company contributed $5.1 and $80.7 to its pension plans, respectively, and $5.5 and $10.4 for the three and six months ended June 30, 2017, respectively.

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

Second Quarter Highlights:

•	Worldwide net sales and revenues were a quarterly record $5.81 billion in 2018 compared to $4.70 billion in 2017 due to record revenues in the Truck, Parts and Financial Services segments.
•

Truck sales were $4.47 billion in 2018 compared to $3.55 billion in 2017 primarily due to higher truck deliveries in the U.S. and Canada, Europe and Australia and favorable currency translation effects.

•	Parts sales were $968.0 million in 2018 compared to $823.1 million in 2017 reflecting higher demand in all markets.
•	Financial Services revenues were $338.0 million in 2018 compared to $306.3 million in 2017. The increase was primarily the result of higher average earning asset balances and higher interest rates.
•

Net income was $559.6 million ($1.59 per diluted share) in 2018 compared to $373.0 million ($1.06 per diluted share) in 2017 reflecting record Truck and Parts pre-tax income. In addition, net income increased in the second quarter due to a lower effective tax rate (22.2% in 2018 compared to 30.8% in 2017) under the new U.S. tax law.

•	Capital investments were $101.7 million in 2018 compared to $87.1 million in 2017.
•	Research and development (R&D) expenses were $76.7 million in 2018 compared to $66.1 million in 2017.

First Six Months Highlights:

•	Worldwide net sales and revenues were a record $11.46 billion in 2018 compared to $8.94 billion in 2017 due to record revenues in the Truck, Parts and Financial Services segments.
•

Truck sales were $8.82 billion in 2018 compared to $6.68 billion in 2017 primarily due to higher truck deliveries in the U.S. and Canada, Europe and Australia, and favorable currency translation effects.

•	Parts sales were $1.91 billion in 2018 compared to $1.61 billion in 2017, reflecting higher demand in all markets.
•	Financial Services revenues were $670.2 million in 2018 compared to $608.5 million in 2017. The increase was primarily due to higher average earning asset balances and higher interest rates.
•

Net income was a record $1.07 billion ($3.04 per diluted share) in 2018 compared to $683.3 million ($1.94 per diluted share) in 2017. Net income growth was due to record Truck and Parts pre-tax income and increased Financial Services results. In addition, net income increased in the first six months due to a lower effective tax rate (22.8% in 2018 compared to 30.8% in 2017) under the new U.S. tax law.

•	Capital investments were $167.7 million in 2018 compared to $159.8 million in 2017.
•	R&D expenses were $152.7 million in 2018 compared to $127.1 million in 2017.

In the first quarter of 2018, Peterbilt launched its new Model 579 UltraLoft, which offers customers a high-roof, integrated cab and sleeper that enhances driver comfort and operational efficiency. The UltraLoft dimensions represent an 18 percent increase in interior space giving drivers best-in-class living quarters. The Model 579 UltraLoft is an excellent tractor for long-haul routes, team driving, and driver training.

DAF has developed the DAF CF Electric truck for up to 40 tonne distribution applications within urban areas. The fully electric vehicle includes a 285 horsepower electric motor powered by a 170 kWh lithium-ion battery pack, providing a range of approximately 60 miles.  The DAF CF Electric truck is designed for high-volume distribution applications in which customers desire zero-emissions and ultra-low noise.

PACCAR Inc – Form 10-Q

The Kenworth T680 Zero Emission Cargo Transport (ZECT) and the Kenworth Hybrid Electric Cargo Transport (HECT) trucks will be in field trials this year at the Ports of Los Angeles and Long Beach.  The ZECT uses a hydrogen fuel cell that combines hydrogen gas and air to produce electricity. The HECT incorporates a parallel hybrid propulsion system that uses a compressed natural gas-powered engine and lithium-ion batteries.

Peterbilt has created a battery electric Model 520 equipped with a 400 horsepower electric drive system, 350 kWh of energy storage and regenerative braking. The truck’s 80-mile range and quiet operation is an excellent solution for residential neighborhood refuse operations.

PACCAR Parts continues to add global parts distribution capacity to deliver industry-leading availability, and support the growth of PACCAR MX engine parts sales and the global fleet service program. A new $35 million 160,000 square-foot distribution center in Toronto, Canada is under construction and is expected to open in the fourth quarter of 2018.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 24 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with record total assets of $13.63 billion. PFS issued $1.30 billion in medium-term notes during the first six months of 2018 to support portfolio growth.

Truck Outlook

Truck industry retail sales in the U.S. and Canada in 2018 are expected to be 265,000 to 285,000 units compared to 218,400 in 2017. In Europe, the 2018 truck industry registrations for over 16-tonne vehicles are expected to be 300,000 to 320,000 units compared to 306,100 truck registrations in 2017. In South America, heavy-duty truck industry sales in 2018 are estimated to be 75,000 to 85,000 units compared to 68,700 in 2017.

Parts Outlook

In 2018, PACCAR Parts sales are expected to grow 13-15% compared to 2017 sales.

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2018 are expected to increase 6-9% compared to 2017. Current strong levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline.

Capital Spending and R&D Outlook

Capital investments in 2018 are expected to be $425 to $475 million and R&D is expected to be $300 to $320 million. The Company is investing in enhanced aerodynamic truck designs, integrated powertrains including electric, hybrid, and hydrogen fuel cell technologies, advanced driver assistance systems and truck connectivity, and expanded manufacturing and parts distribution facilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

PACCAR Inc – Form 10-Q

RESULTS OF OPERATIONS:

The Company’s results of operations for the three and six months ended June 30, 2018 and 2017 are presented below. The balances for 2017 have been restated to reflect the adoption of the ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Pension Benefit. Refer to Note A in the Notes to Consolidated Financial Statements for additional details.

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions, except per share amounts)	2018	2017	2018	2017
Net sales and revenues:
Truck	$4,467.8	$3,553.6	$8,820.8	$6,683.7
Parts	968.0	823.1	1,907.9	1,609.8
Other	31.4	21.2	60.3	40.1
Truck, Parts and Other	5,467.2	4,397.9	10,789.0	8,333.6
Financial Services	338.0	306.3	670.2	608.5
	$5,805.2	$4,704.2	$11,459.2	$8,942.1
Income before income taxes:
Truck	$434.0	$312.7	$829.2	$543.9
Parts	194.5	151.2	386.3	302.0
Other	4.1	4.0	9.0	5.3
Truck, Parts and Other	632.6	467.9	1,224.5	851.2
Financial Services	72.4	62.4	139.9	119.2
Investment income	14.6	8.7	24.6	16.8
Income taxes	(160.0)	(166.0)	(317.3)	(303.9)
Net income	$559.6	$373.0	$1,071.7	$683.3
Diluted earnings per share	$1.59	$1.06	$3.04	$1.94
After-tax return on revenues	9.6%	7.9%	9.4%	7.6%

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

2018 Compared to 2017:

Truck

The Company’s Truck segment accounted for 77% of revenues in the second quarter and first six months of 2018 compared to 76% and 75% in the second quarter and first six months of 2017, respectively.

The Company’s new truck deliveries are summarized below:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2018	2017	% CHANGE	2018	2017	% CHANGE
U.S. and Canada	25,900	21,200	22	50,100	38,200	31
Europe	15,800	13,800	14	31,500	28,100	12
Mexico, South America, Australia and other	4,700	4,400	7	9,300	8,100	15

Total units	46,400	39,400	18	90,900	74,400	22

In the first six months of 2018, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 126,500 units from 96,000 units in the same period of 2017. The Company’s heavy-duty truck retail market share was 29.4% in the first half of 2018 compared to 29.6% in the first half of 2017. The medium-duty market was 51,700 units in the first half of 2018 compared to 44,500 units in the same period of 2017. The Company’s medium-duty market share was 15.0% in the first half of 2018 compared to 15.9% in 2017.

PACCAR Inc – Form 10-Q

The over 16‑tonne truck market in Europe in the first six months of 2018 was 163,600 units compared to 157,000 units in the first six months of 2017. DAF EU market share was 16.5% in the first six months of 2018 compared to 15.2% in the same period of 2017. The 6 to 16‑tonne market in the first six months of 2018 was 25,200 units compared to 26,300 units in the first six months of 2017. DAF market share in the 6 to 16-tonne market in the first six months of 2018 was 9.3% compared to 10.8% in the same period of 2017.

The Company’s worldwide truck net sales and revenues are summarized below:

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2018	2017	% CHANGE	2018	2017	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$2,792.2	$2,181.7	28	$5,406.9	$3,986.3	36
Europe	1,181.9	962.4	23	2,447.9	1,934.8	27
Mexico, South America, Australia and other	493.7	409.5	21	966.0	762.6	27
	$4,467.8	$3,553.6	26	$8,820.8	$6,683.7	32
Truck income before income taxes	$434.0	$312.7	39	$829.2	$543.9	52
Pre-tax return on revenues	9.7%	8.8%		9.4%	8.1%

The Company’s worldwide truck net sales and revenues in the second quarter increased to a record $4.47 billion in 2018 from $3.55 billion in 2017, and the first half worldwide truck net sales and revenues were a record $8.82 billion in 2018 compared to $6.68 billion in 2017. The increase in both periods was primarily due to higher truck deliveries in the U.S. and Canada, Europe and Australia, and favorable currency translation effects.

For the second quarter and first half of 2018, Truck segment income before taxes and pretax return on revenues reflect the impact of record truck unit deliveries, higher margins, and favorable currency translation effects.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended June 30, 2018 and 2017 for the Truck segment are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended June 30, 2017	$3,553.6	$3,141.1	$412.5
Increase (decrease)
Truck sales volume	715.2	586.9	128.3
Average truck sales prices	107.8		107.8
Average per truck material, labor and other direct costs		87.1	(87.1)
Factory overhead and other indirect costs		28.9	(28.9)
Extended warranties, operating leases and other	2.1	(.7)	2.8
Currency translation	89.1	78.0	11.1
Total increase	914.2	780.2	134.0
Three Months Ended June 30, 2018	$4,467.8	$3,921.3	$546.5

•

Truck sales volume primarily reflects higher unit deliveries in the U.S. and Canada ($523.9 million sales and $423.2 million cost of sales) and in Europe ($133.9 million sales and $112.4 million cost of sales).

•	Average truck sales prices increased sales by $107.8 million, primarily due to higher price realization in North America.
•	Average cost per truck increased cost of sales by $87.1 million reflecting higher material costs.
•

Factory overhead and other indirect costs increased $28.9 million primarily due to higher salaries and related expenses ($17.6 million) and higher maintenance costs ($12.0 million) to support higher truck production.

•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar.
•	Truck gross margin was 12.2% in the second quarter of 2018 compared to 11.6% in the same period of 2017 due to the factors noted above.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the six months ended June 30, 2018 and 2017 for the Truck segment are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Six Months Ended June 30, 2017	$6,683.7	$5,945.0	$738.7
Increase (decrease)
Truck sales volume	1,697.1	1,391.4	305.7
Average truck sales prices	167.7		167.7
Average per truck material, labor and other direct costs		126.0	(126.0)
Factory overhead and other indirect costs		54.5	(54.5)
Extended warranties, operating leases and other	(7.6)	(10.7)	3.1
Currency translation	279.9	250.7	29.2
Total increase	2,137.1	1,811.9	325.2
Six Months Ended June 30, 2018	$8,820.8	$7,756.9	$1,063.9
•

Truck sales volume primarily reflects higher unit deliveries in the U.S. and Canada ($1,270.0 million sales and $1,031.3 million cost of sales) and in Europe ($259.9 million sales and $213.0 million cost of sales).

•	Average truck sales prices increased sales by $167.7 million, primarily due to higher price realization in North America.
•	Average cost per truck increased cost of sales by $126.0 million reflecting higher material costs.
•

Factory overhead and other indirect costs increased $54.5 million primarily due to higher salaries and related expenses ($29.0 million) and higher maintenance costs ($22.7 million) to support increased truck production.

•	Extended warranties, operating leases and other decreased revenues by $7.6 million and cost of sales by $10.7 million primarily due to lower revenue and associated costs from operating leases.
•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar.
•	Truck gross margin was 12.1% in the first six months of 2018 compared to 11.1% in the same period of 2017 due to the factors noted above.

Truck SG&A for the second quarter of 2018 increased to $60.7 million from $50.6 million in the second quarter of 2017. The increase was primarily due to higher professional fees ($4.4 million), higher labor related costs ($3.7 million), and currency translation effects ($2.1 million). For the first six months, Truck SG&A increased to $123.9 million in 2018 from $103.8 million in 2017 primarily due to higher professional fees ($8.5 million), higher labor related costs ($6.1 million) and currency translation effects ($6.3 million).

As a percentage of sales, Truck SG&A decreased to 1.36% in the second quarter of 2018 from 1.42% in the second quarter of 2017 and to 1.4% in the first half of 2018 from 1.6% in the same period of 2017 reflecting higher sales volume.

Parts

The Company’s Parts segment accounted for 17% of revenues in the second quarter of 2018 and 2017, and for the first half, the Parts segment accounted for 17% of revenues in 2018 compared to 18% in 2017.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2018	2017	% CHANGE	2018	2017	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$639.9	$545.1	17	$1,256.1	$1,062.6	18
Europe	233.2	191.5	22	469.6	382.2	23
Mexico, South America, Australia and other	94.9	86.5	10	182.2	165.0	10
	$968.0	$823.1	18	$1,907.9	$1,609.8	19
Parts income before income taxes	$194.5	$151.2	29	$386.3	$302.0	28
Pre-tax return on revenues	20.1%	18.4%		20.2%	18.8%

PACCAR Inc – Form 10-Q

The Company’s worldwide parts net sales and revenues for the second quarter increased to a record $968.0 million in 2018 from $823.1 million in 2017. For the first six months, worldwide parts net sales and revenues increased to a record $1.91 billion in 2018 from $1.61 billion in 2017. The increase in both periods was primarily due to higher aftermarket demand and successful marketing programs in all markets, as well as favorable currency translation effects.

For the second quarter and first half of 2018, the increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher sales volume.

The major factors for the changes in net sales, cost of sales and gross margin between the three months ended June 30, 2018 and 2017 for the Parts segment are as follows:

	NET	COST	GROSS
($ in millions)	SALES	OF SALES	MARGIN
Three Months Ended June 30, 2017	$823.1	$604.9	$218.2
Increase (decrease)
Aftermarket parts volume	104.2	61.9	42.3
Average aftermarket parts sales prices	23.0		23.0
Average aftermarket parts direct costs		20.1	(20.1)
Warehouse and other indirect costs		3.6	(3.6)
Currency translation	17.7	11.1	6.6
Total increase	144.9	96.7	48.2
Three Months Ended June 30, 2018	$968.0	$701.6	$266.4

•	Aftermarket parts sales volume increased by $104.2 million and related cost of sales increased by $61.9 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $23.0 million primarily due to higher price realization in the U.S. and Canada and Europe.
•	Average aftermarket parts direct costs increased $20.1 million due to higher material costs.
•	Warehouse and other indirect costs increased $3.6 million primarily due to higher salaries and related expenses and higher maintenance costs.
•	The currency translation effect on sales and cost of sales reflects an increase in the value of the euro relative to the U.S. dollar.
•	Parts gross margins in the second quarter of 2018 increased to 27.5% from 26.5% in the second quarter of 2017 due to the factors noted above.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the six months ended June 30, 2018 and 2017 for the Parts segment are as follows:

	NET	COST	GROSS
($ in millions)	SALES	OF SALES	MARGIN
Six Months Ended June 30, 2017	$1,609.8	$1,175.7	$434.1
Increase (decrease)
Aftermarket parts volume	201.2	124.6	76.6
Average aftermarket parts sales prices	45.4		45.4
Average aftermarket parts direct costs		36.7	(36.7)
Warehouse and other indirect costs		8.6	(8.6)
Currency translation	51.5	33.3	18.2
Total increase	298.1	203.2	94.9
Six Months Ended June 30, 2018	$1,907.9	$1,378.9	$529.0

•	Aftermarket parts sales volume increased by $201.2 million and related cost of sales increased by $124.6 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $45.4 million primarily due to higher price realization in the U.S. and Canada and Europe.
•	Average aftermarket parts direct costs increased $36.7 million due to higher material costs.
•	Warehouse and other indirect costs increased $8.6 million primarily due to higher salaries and related expenses and higher maintenance costs.
•	The currency translation effect on sales and cost of sales reflects an increase in the value of the euro relative to the U.S. dollar.
•	Parts gross margins in the first half of 2018 increased to 27.7% from 27.0% in the first half of 2017 due to the factors noted above.

Parts SG&A expense increased in the second quarter to $52.0 million in 2018 from $49.0 million in 2017, primarily due to the effects of currency translation ($2.1 million). For the first six months, Parts SG&A increased to $103.5 million in 2018 compared to $96.8 million in 2017 primarily due to the effects of currency translation ($5.5 million).

As a percentage of sales, Parts SG&A decreased to 5.4% in the second quarter and first half of 2018 from 6.0% in the second quarter and first half of 2017. The decrease for both periods was primarily due to higher net sales.

PACCAR Inc – Form 10-Q

Financial Services

The Company’s Financial Services segment accounted for 6% of revenues in the second quarter and first six months of 2018 compared to 7% in the second quarter and first six months of 2017.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2018	2017	% CHANGE	2018	2017	% CHANGE
New loan and lease volume:
U.S. and Canada	$841.9	$617.1	36	$1,461.6	$1,020.8	43
Europe	343.0	263.7	30	646.4	504.1	28
Mexico, Australia and other	220.8	219.4	1	398.4	376.5	6
	$1,405.7	$1,100.2	28	$2,506.4	$1,901.4	32
New loan and lease volume by product:
Loans and finance leases	$1,132.4	$834.2	36	$2,033.8	$1,433.8	42
Equipment on operating lease	273.3	266.0	3	472.6	467.6	1
	$1,405.7	$1,100.2	28	$2,506.4	$1,901.4	32
New loan and lease unit volume:
Loans and finance leases	12,760	8,190	56	21,090	14,880	42
Equipment on operating lease	2,580	2,590		4,430	4,730	(6)
	15,340	10,780	42	25,520	19,610	30
Average earning assets:
U.S. and Canada	$7,700.5	$7,210.8	7	$7,619.0	$7,233.6	5
Europe	3,331.7	2,805.6	19	3,363.9	2,755.1	22
Mexico, Australia and other	1,722.5	1,591.4	8	1,730.0	1,533.9	13
	$12,754.7	$11,607.8	10	$12,712.9	$11,522.6	10
Average earning assets by product:
Loans and finance leases	$7,959.1	$7,303.9	9	$7,919.8	$7,282.8	9
Dealer wholesale financing	1,800.5	1,463.1	23	1,767.6	1,442.3	23
Equipment on lease and other	2,995.1	2,840.8	5	3,025.5	2,797.5	8
	$12,754.7	$11,607.8	10	$12,712.9	$11,522.6	10
Revenues:
U.S. and Canada	$190.5	$175.9	8	$376.6	$356.8	6
Europe	87.5	73.4	19	174.6	143.5	22
Mexico, Australia and other	60.0	57.0	5	119.0	108.2	10
	$338.0	$306.3	10	$670.2	$608.5	10
Revenue by product:
Loans and finance leases	$104.6	$91.4	14	$204.5	$181.5	13
Dealer wholesale financing	17.0	12.8	33	32.8	24.9	32
Equipment on lease and other	216.4	202.1	7	432.9	402.1	8
	$338.0	$306.3	10	$670.2	$608.5	10
Income before income taxes	$72.4	$62.4	16	$139.9	$119.2	17

For the second quarter, new loan and lease volume was $1,405.7 million in 2018 compared to $1,100.2 million in 2017 and for the first half was $2,506.4 million in 2018 compared to $1,901.4 million in 2017 reflecting higher truck deliveries in all markets.

In the second quarter of 2018, PFS finance market share on new PACCAR truck sales was 24.6% compared to 24.7% in the second quarter of 2017. In the first six months of 2018, PFS finance market share on new PACCAR truck sales was 23.6% compared to 24.2% in the first six months of 2017.

In the second quarter of 2018, PFS revenues increased to a record $338.0 million from $306.3 million in 2017, and in the first six months of 2018, PFS revenues increased to $670.2 million from $608.5 million in 2017. The increase for both periods was primarily due to revenue on higher average earning assets and higher portfolio yields reflecting higher market interest rates in North America. The effects of currency translation increased PFS revenues by $6.1 million and $21.6 million in the second quarter and first half of 2018, respectively.

PACCAR Inc – Form 10-Q

PFS income before income taxes increased to $72.4 million in the second quarter of 2018 from $62.4 million in the second quarter of 2017. In the first six months of 2018, PFS income before income taxes increased to $139.9 million from $119.2 million in 2017. The increase for both periods was primarily due to higher average earning asset balances and the effects of translating stronger foreign currencies to the U.S. dollar, partially offset by higher borrowing rates. The impact of currency translation increased PFS income before income taxes by $.9 million and $3.9 million for the second quarter and first half of 2018, respectively.

Included in Financial Services “Other Assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $231.4 million at June 30, 2018 and $221.7 million at December 31, 2017. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

The Company recognized losses on used trucks, excluding repossessions, of $10.5 million in the second quarter of 2018 compared to $10.0 million in the second quarter 2017 including losses on multiple unit transactions of $6.0 million in 2018 compared to $7.1 million in the second quarter of 2017. Used truck losses related to repossessions, which are recognized as credit losses, were nil and $1.4 million for the second quarter of 2018 and 2017, respectively.

The Company recognized losses on used trucks, excluding repossessions, of $20.0 million in the first half of 2018 compared to $22.9 million in the first half of 2017 including losses on multiple unit transactions of $12.7 million in the first half of 2018 compared to $15.6 million in the first half of 2017. Used truck losses related to repossessions, which are recognized as credit losses, were $.3 million and $3.1 million in the first half of 2018 and 2017, respectively.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the three months ended June 30, 2018 and 2017 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended June 30, 2017	$104.2	$37.4	$66.8
Increase (decrease)
Average finance receivables	9.9		9.9
Average debt balances		2.5	(2.5)
Yields	7.3		7.3
Borrowing rates		6.1	(6.1)
Currency translation	.2	(.3)	.5
Total increase	17.4	8.3	9.1
Three Months Ended June 30, 2018	$121.6	$45.7	$75.9

•

Average finance receivables increased $775.8 million (excluding foreign exchange effects) in the second quarter of 2018 as a result of retail portfolio new business volume exceeding collections and higher dealer wholesale balances.

•

Average debt balances increased $487.6 million (excluding foreign exchange effects) in the second quarter of 2018. The higher average debt balances reflect funding for a higher average earnings asset portfolio, which includes loans, finance leases, wholesale and equipment on operating lease.

•	Higher portfolio yields (5.1% in 2018 compared to 4.8% in 2017) increased interest and fees by $7.3 million. The higher portfolio yields were primarily due to higher market rates in North America.
•	Higher borrowing rates (2.0% in 2018 compared to 1.8% in 2017) were primarily due to higher debt market rates in North America.
•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

PACCAR Inc – Form 10-Q

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the six months ended June 30, 2018 and 2017 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Six Months Ended June 30, 2017	$206.4	$71.5	$134.9
Increase (decrease)
Average finance receivables	16.5		16.5
Average debt balances		4.3	(4.3)
Yields	9.6		9.6
Borrowing rates		10.2	(10.2)
Currency translation	4.8	1.0	3.8
Total increase	30.9	15.5	15.4
Six Months Ended June 30, 2018	$237.3	$87.0	$150.3
•

Average finance receivables increased $664.4 million (excluding foreign exchange effects) in the first six months of 2018 as a result of retail portfolio new business volume exceeding collections and higher dealer wholesale balances.

•

Average debt balances increased $446.8 million (excluding foreign exchange effects) in the first six months of 2018. The higher average debt balances reflect funding for a higher average earnings asset portfolio, which includes loans, finance leases, wholesale and equipment on operating lease.

•	Higher portfolio yields (5.0% in 2018 compared to 4.8% in 2017) increased interest and fees by $9.6 million. The higher portfolio yields primarily due to higher market rates in North America.
•	Higher borrowing rates (2.0% in 2018 compared to 1.7% in 2017) were primarily due to higher debt market rates in North America.
•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2018	2017	2018	2017
Operating lease and rental revenues	$206.7	$193.7	$413.3	$376.4
Used truck sales and other	9.7	8.4	19.6	25.7
Operating lease, rental and other revenues	$216.4	$202.1	$432.9	$402.1
Depreciation of operating lease equipment	$149.0	$144.5	$300.3	$285.1
Vehicle operating expenses	29.7	22.7	57.9	46.7
Cost of used truck sales and other	6.8	5.6	13.7	20.7
Depreciation and other expenses	$185.5	$172.8	$371.9	$352.5

PACCAR Inc – Form 10-Q

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended June 30, 2018 and 2017 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended June 30, 2017	$202.1	$172.8	$29.3
Increase (decrease)
Used truck sales	1.0	1.2	(.2)
Results on returned lease assets		1.6	(1.6)
Average operating lease assets	4.5	4.5
Revenue and cost per asset	3.4	.9	2.5
Currency translation and other	5.4	4.5	.9
Total increase	14.3	12.7	1.6
Three Months Ended June 30, 2018	$216.4	$185.5	$30.9

•	A higher sales volume of used trucks received on trade increased operating lease, rental and other revenues by $1.0 million and increased depreciation and other expenses by $1.2 million.
•	Results on returned lease assets increased depreciation and other expenses by $1.6 million primarily due to higher losses on sales of returned lease units.
•	Average operating lease assets increased $71.2 million (excluding foreign exchange effects), which increased revenues and related depreciation and other expenses by $4.5 million.
•

Revenue per asset increased $3.4 million primarily due to higher rental income and higher fee income. Cost per asset increased $.9 million due to higher depreciation expense and vehicle operating expenses, partially offset by lower impairments.

•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the six months ended June 30, 2018 and 2017 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Six Months Ended June 30, 2017	$402.1	$352.5	$49.6
(Decrease) increase
Used truck sales	(7.4)	(6.7)	(.7)
Results on returned lease assets		(3.5)	3.5
Average operating lease assets	14.3	13.2	1.1
Revenue and cost per asset	6.6	2.9	3.7
Currency translation and other	17.3	13.5	3.8
Total increase	30.8	19.4	11.4
Six Months Ended June 30, 2018	$432.9	$371.9	$61.0

•	A lower sales volume of used trucks received on trade decreased operating lease, rental and other revenues by $7.4 million and decreased depreciation and other expenses by $6.7 million.
•	Results on returned lease assets decreased depreciation and other expenses by $3.5 million primarily due to lower losses on sales of returned lease units.
•	Average operating lease assets increased $116.1 million (excluding foreign exchange effects), which increased revenues by $14.3 million and related depreciation and other expenses by $13.2 million.
•

Revenue per asset increased $6.6 million primarily due to higher rental income and higher fee income. Cost per asset increased $2.9 million due to higher depreciation expense and vehicle operating expenses.

•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

PACCAR Inc – Form 10-Q

The following table summarizes the provision for losses on receivables and net charge-offs:

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$3.3	$3.1	$5.1	$4.8
Europe	(.6)	6.9	1.9	7.1
Mexico, Australia and other	1.9	.6	3.5	1.4
	$4.6	$10.6	$10.5	$13.3

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$4.6	$3.5	$8.3	$8.1
Europe	.8	.5	1.4	.7
Mexico, Australia and other	1.4	.3	3.0	.9
	$6.8	$4.3	$12.7	$9.7

The provision for losses on receivables was $4.6 million for the second quarter of 2018 compared to $6.8 million in 2017. For the first half of 2018, the provision for losses on receivables was $10.5 million compared to $12.7 million in 2017 reflecting continued good portfolio performance.

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

The post-modification balance of accounts modified during the six months ended June 30, 2018 and 2017 are summarized below:

($ in millions)
Six Months Ended June 30,	2018		2017
	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$97.1	2.4%	$105.4	2.8%
Insignificant delay	27.8	.7%	46.0	1.2%
Credit – no concession	41.9	1.0%	37.4	1.0%
Credit – TDR	8.3	.2%	17.0	.5%
	$175.1	4.3%	$205.8	5.5%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first six months of 2018, total modification activity decreased compared to the first six months of 2017, due to lower modifications for commercial reasons, insignificant delays and credit – TDRs, partially offset by higher credit – no concession modifications. The decrease in modifications for commercial reasons primarily reflects lower volumes of refinancing. The decrease in modifications for insignificant delay reflects fewer fleet customers requesting payment relief for up to three months. Credit – TDR modifications decreased to $8.3 in 2018 from $17.0 in 2017 mainly due to contract modifications for two fleet customers in 2017. The increase in modifications for credit – no concession is primarily due to the contract modification of one fleet customer in Europe.

PACCAR Inc – Form 10-Q

The following table summarizes the Company’s 30+ days past due accounts:

	June 30 2018	December 31 2017	June 30 2017
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.2%	.4%	.2%
Europe	.4%	.3%	.9%
Mexico, Australia and other	1.8%	1.5%	2.3%
Worldwide	.5%	.5%	.6%

Accounts 30+ days past due were .5% at June 30, 2018 compared to .5% at December 31, 2017, as lower past due accounts in the U.S. and Canada were offset by higher past dues in Europe and Mexico. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $7.5 million of accounts worldwide during the second quarter of 2018, $.6 million during the fourth quarter of 2017 and $10.5 million during the second quarter of 2017 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	June 30 2018	December 31 2017	June 30 2017
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.2%	.4%	.2%
Europe	.4%	.3%	.9%
Mexico, Australia and other	2.2%	1.5%	3.1%
Worldwide	.6%	.5%	.8%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at June 30, 2018, December 31, 2017 and June 30, 2017. The effect on the allowance for credit losses from such modifications was not significant at June 30, 2018, December 31, 2017 and June 30, 2017.

The Company’s annualized pre-tax return on average assets for Financial Services was 2.1% for both the second quarter and the first half of 2018, compared to 2.0% for the same periods in 2017.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the second quarter and first half of 2018 and 2017. Other SG&A increased to $14.3 million for the second quarter of 2018 from $12.2 million for the second quarter of 2017 primarily due to higher compensation costs. Other SG&A increased to $36.7 million for the first half of 2018 from $25.7 million in 2017 primarily due to higher compensation costs and higher professional fees.

For the second quarter, other income before tax was $4.1 million in 2018 compared to $4.0 million in 2017. For the first six months, other income before tax was $9.0 million in 2018 compared to $5.3 million in 2017 primarily due to improved results in the winch business.

Investment income for the second quarter increased to $14.6 million in 2018 from $8.7 million in 2017. For the first six months, investment income increased to $24.6 million in 2018 from $16.8 million in 2017. The higher investment income in the second quarter and first six months of 2018 was primarily due to higher average portfolio balances and higher yields on U.S. investments due to higher market interest rates.

PACCAR Inc – Form 10-Q

Income Taxes

The effective tax rate for the second quarter of 2018 was 22.2% compared to 30.8% for the second quarter of 2017. The effective tax rate for the first half of 2018 was 22.8% compared to 30.8% in the same period of 2017. The difference in 2018 tax rates compared to 2017 was primarily due to the U.S. federal income tax legislation enacted on December 22, 2017 which lowered the U.S. statutory income tax rate from 35.0% to 21.0%.

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2018	2017	2018	2017
Domestic income before taxes	$451.6	$351.8	$872.5	$610.9
Foreign income before taxes	268.0	187.2	516.5	376.3
Total income before taxes	$719.6	$539.0	$1,389.0	$987.2
Domestic pre-tax return on revenues	13.9%	13.2%	13.8%	12.4%
Foreign pre-tax return on revenues	10.5%	9.2%	10.0%	9.4%
Total pre-tax return on revenues	12.4%	11.5%	12.1%	11.0%

For the second quarter and first half of 2018, both domestic and foreign income before income taxes improved primarily due to higher revenues from truck, parts and finance operations. Domestic and foreign pre-tax return on revenues for the second quarter and first half of 2018 increased primarily due to improved truck and parts results.

LIQUIDITY AND CAPITAL RESOURCES:

	June 30	December 31
($ in millions)	2018	2017
Cash and cash equivalents	$2,506.8	$2,364.7
Marketable debt securities	1,033.3	1,367.1
	$3,540.1	$3,731.8

The Company’s total cash and marketable debt securities at June 30, 2018 decreased $191.7 million from the balances at December 31, 2017, primarily due to a decrease in marketable debt securities, partially offset by an increase in cash and cash equivalents.

The change in cash and cash equivalents is summarized below:

($ in millions)
Six Months Ended June 30,	2018	2017
Operating activities:
Net income	$1,071.7	$683.3
Net income items not affecting cash	549.6	532.1
Changes in operating assets and liabilities, net	(422.8)	(30.2)
Net cash provided by operating activities	1,198.5	1,185.2
Net cash used in investing activities	(745.2)	(770.3)
Net cash used in financing activities	(278.6)	(507.8)
Effect of exchange rate changes on cash	(32.6)	57.0
Net increase (decrease) in cash and cash equivalents	142.1	(35.9)
Cash and cash equivalents at beginning of period	2,364.7	1,915.7
Cash and cash equivalents at end of period	$2,506.8	$1,879.8

Operating activities:  Cash provided by operations increased by $13.3 million to $1,198.5 million in the first half of 2018 from $1,185.2 million in 2017. Higher operating cash flows reflect higher net income of $388.4 million and higher cash inflows of $239.2 million from accounts payable and accrued expenses as purchases of goods and services exceeded payments. These inflows were offset by $261.7 million in net purchases of inventories, decreased cash inflows of $93.5 million from accounts receivables as cash receipts were lower than sales in 2018 and a decrease of $80.5 million in other liabilities, mainly related to settlement of matured interest rate contracts and income tax payments. Additionally, there was a higher cash usage for pension contributions of $70.3 million, a higher volume of new business exceeding collection for dealer direct loans of $47.1 million and a higher increase in wholesale receivables on new trucks of $58.5 million.

PACCAR Inc – Form 10-Q

Investing activities:  Cash used in investing activities decreased by $25.1 million to $745.2 million in the first half of 2018 from $770.3 million in 2017. Lower net cash used in investing activities reflects $393.2 million from marketable debt securities as there was $316.9 million in net proceeds from sales of marketable securities in the first half of 2018 versus $76.3 million in net purchases of marketable debt securities in 2017. In addition, there were higher proceeds from asset disposals of $64.1 million. These inflows were offset by higher net originations from retail loans and direct financing leases of $441.7 million.

Financing activities:  Cash used in financing activities decreased by $229.2 million to $278.6 million for the first half of 2018 from $507.8 million in 2017. The Company paid $608.5 million in dividends in the first half of 2018 compared to $382.5 million in 2017 due to a higher special dividend paid in January 2018. In the first half of 2018, the Company repurchased 1.5 million shares of common stock for $94.2 million. There were no stock repurchases in 2017. In the first half of 2018, the Company issued $1.33 billion of term debt, repaid term debt of $1.14 billion and increased its outstanding commercial paper and short-term bank loans by $230.1 million. In the first half of 2017, the Company issued $959.8 million of term debt, repaid term debt of $1.44 billion and increased its outstanding commercial paper and short-term bank loans by $336.9 million. This resulted in cash provided by borrowing activities of $413.2 million in the first half of 2018, $557.3 million higher than the cash used in borrowing activities of $144.1 million in 2017.

Credit Lines and Other

The Company has line of credit arrangements of $3.50 billion, of which $3.25 billion were unused at June 30, 2018. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion expires in June 2019, $1.0 billion expires in June 2022 and $1.0 billion expires in June 2023. The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the six months ended June 30, 2018.

As of June 30, 2018, the Company has completed the repurchase of $300.0 million of the Company’s common stock under the authorization approved in September 2015. On July 9, 2018, the Company’s Board of Directors approved another plan to repurchase up to $300.0 million of PACCAR’s outstanding common stock.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for property, plant and equipment in the first half of 2018 were $159.6 million compared to $157.4 million for the same period of 2017. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $6.04 billion, and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2018, capital investments are expected to be $425 to $475 million and R&D is expected to be $300 to $320 million. The Company is investing in PACCAR’s enhanced aerodynamic truck designs, integrated powertrains including electric, hybrid, hydrogen fuel cell technologies, advanced driver assistance and truck connectivity, and expanded manufacturing and parts distribution facilities.

The Company conducts business in certain countries which have been experiencing or may experience significant financial stress, fiscal or political strain and are subject to the corresponding potential for default. The Company routinely monitors its financial exposure to global financial conditions, global counterparties and operating environments. As of June 30, 2018, the Company’s exposures in such countries were insignificant.

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

In November 2015, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of June 30, 2018 was $4.60 billion. The registration expires in November 2018 and does not limit the principal amount of debt securities that may be issued during that period. PFC intends to renew the registration prior to its expiration.

PACCAR Inc – Form 10-Q

As of June 30, 2018, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.33 billion available for issuance under a €2.50 billion medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2018 and is renewable annually through the filing of new listing particulars.

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At June 30, 2018, 6.80 billion pesos were available for issuance.

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

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions or other regulations or tariffs resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs; litigation, including EC-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017.

PACCAR Inc – Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the six months ended June 30, 2018. For additional information, refer to Item 7A as presented in the 2017 Annual Report on Form 10‑K.

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

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the six months ended June 30, 2018.

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

ITEM 1A.RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2017 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2018.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the six months ended June 30, 2018.

(c)	Issuer purchases of equity securities.

As of June 30, 2018, the Company completed the repurchase of $300.0 million of the Company’s common stock under the authorization approved on September 23, 2015. The following are details of repurchases made under the plan for the second quarter of 2018:

			Maximum Dollar
	Total Number of	Average	Value that May Yet
	Shares	Price Paid	be Purchased
Period	Purchased	per Share	Under This Plan
April 1-30, 2018	50,000	$64.30	$73,995,787
May 1-31, 2018	1,100,000	64.07	3,519,722
June 1-30, 2018	55,812	63.04
Total	1,205,812	$64.03

On July 9, 2018, the Company’s Board of Directors approved another plan to repurchase up to $300.0 million of PACCAR’s outstanding common stock.

PACCAR Inc – Form 10-Q

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2016	3(i)	001-14817

(ii)		Bylaws:

		Fifth Amended and Restated Bylaws of PACCAR Inc	10-K	February 21, 2018	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(c)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(d)	Form of InterNotes, Series C (PACCAR Financial Corp.)	S-3	November 5, 2015	4.4	333-207838

	(e)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2016	10-K	February 21, 2017	4(i)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 10, 2017	10-Q	August 4, 2017	4(h)	001-14817

	(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2018*

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

PACCAR Inc
(Registrant)

Date	August 3, 2018	By	/s/ M. T. Barkley
M. T. Barkley
Senior Vice President and Controller
(Authorized Officer and Chief Accounting Officer)