Form 10-Q
period 2018-09-30
PACCAR INC
filed 2018-11-02
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

Commission File No. 001-14817

PACCAR Inc

(Exact name of registrant as specified in its charter)

Delaware	91-0351110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 - 106th Ave. N.E., Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

(425) 468-7400

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

Common Stock, $1 par value — 349,435,196 shares as of October 31, 2018

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
TRUCK, PARTS AND OTHER:
Net sales and revenues	$5,416.9	$4,731.5	$16,205.9	$13,065.1

Cost of sales and revenues	4,653.6	4,055.6	13,836.4	11,210.5
Research and development	72.9	67.0	225.6	194.1
Selling, general and administrative	124.2	116.5	388.3	342.8
Interest and other (income), net	(7.4)	(9.8)	(42.5)	(35.7)
	4,843.3	4,229.3	14,407.8	11,711.7
Truck, Parts and Other Income Before Income Taxes	573.6	502.2	1,798.1	1,353.4

FINANCIAL SERVICES:
Interest and fees	128.0	111.2	365.3	317.6
Operating lease, rental and other revenues	211.9	217.0	644.8	619.1
Revenues	339.9	328.2	1,010.1	936.7

Interest and other borrowing expenses	49.0	38.3	136.0	109.8
Depreciation and other expenses	178.5	186.2	550.4	538.7
Selling, general and administrative	29.3	28.4	90.2	81.0
Provision for losses on receivables	4.3	4.7	14.8	17.4
	261.1	257.6	791.4	746.9
Financial Services Income Before Income Taxes	78.8	70.6	218.7	189.8
Investment income	16.4	9.0	41.0	25.8
Total Income Before Income Taxes	668.8	581.8	2,057.8	1,569.0
Income taxes	123.5	179.1	440.8	483.0
Net Income	$545.3	$402.7	$1,617.0	$1,086.0

Net Income Per Share
Basic	$1.55	$1.14	$4.60	$3.09
Diluted	$1.55	$1.14	$4.59	$3.08

Weighted Average Number of Common Shares Outstanding
Basic	350.7	351.9	351.6	351.7
Diluted	351.5	352.9	352.5	352.8
Dividends declared per share	$.28	$.25	$.81	$.74

Comprehensive Income	$544.0	$511.7	$1,515.6	$1,397.9

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	September 30	December 31
	2018	2017*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$2,792.0	$2,254.8
Trade and other receivables, net	1,608.6	1,127.9
Marketable debt securities	1,000.3	1,367.1
Inventories, net	1,292.0	928.4
Other current assets	376.8	404.4
Total Truck, Parts and Other Current Assets	7,069.7	6,082.6

Equipment on operating leases, net	778.6	1,265.7
Property, plant and equipment, net	2,443.6	2,464.4
Other noncurrent assets, net	723.5	425.2
Total Truck, Parts and Other Assets	11,015.4	10,237.9

FINANCIAL SERVICES:
Cash and cash equivalents	122.0	109.9
Finance and other receivables, net	10,579.0	9,697.1
Equipment on operating leases, net	2,766.5	2,876.3
Other assets	620.5	519.0
Total Financial Services Assets	14,088.0	13,202.3
	$25,103.4	$23,440.2

*	The December 31, 2017 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	September 30	December 31
	2018	2017*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$3,234.1	$2,569.5
Dividend payable		422.1
Total Truck, Parts and Other Current Liabilities	3,234.1	2,991.6
Residual value guarantees and deferred revenues	832.4	1,339.0
Other liabilities	1,053.3	939.8
Total Truck, Parts and Other Liabilities	5,119.8	5,270.4

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	530.1	466.2
Commercial paper and bank loans	3,002.2	2,933.9
Term notes	6,584.7	5,945.5
Deferred taxes and other liabilities	695.6	773.7
Total Financial Services Liabilities	10,812.6	10,119.3

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 352.2 and 351.8 million shares	352.2	351.8
Additional paid-in capital	148.6	123.2
Treasury stock, at cost - 2.4 million and nil shares	(153.2)
Retained earnings	9,718.4	8,369.1
Accumulated other comprehensive loss	(895.0)	(793.6)
Total Stockholders' Equity	9,171.0	8,050.5
	$25,103.4	$23,440.2

*	The December 31, 2017 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Nine Months Ended
	September 30
	2018	2017
OPERATING ACTIVITIES:
Net income	$1,617.0	$1,086.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	255.6	235.4
Equipment on operating leases and other	538.8	578.9
Provision for losses on financial services receivables	14.8	17.4
Other, net	10.8	(4.9)
Pension contributions	(85.7)	(15.3)
Change in operating assets and liabilities:
Trade and other receivables	(570.2)	(461.6)
Wholesale receivables on new trucks	(375.0)	(316.3)
Sales-type finance leases and dealer direct loans on new trucks	47.5	98.1
Inventories	(427.2)	(207.8)
Accounts payable and accrued expenses	762.9	595.8
Income taxes, warranty and other	137.9	216.8
Net Cash Provided by Operating Activities	1,927.2	1,822.5

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(2,889.2)	(2,132.0)
Collections on retail loans and direct financing leases	2,198.9	1,997.7
Net (increase) decrease in wholesale receivables on used equipment	(5.3)	16.3
Purchases of marketable debt securities	(477.3)	(613.6)
Proceeds from sales and maturities of marketable debt securities	820.5	578.8
Payments for property, plant and equipment	(334.5)	(295.9)
Acquisitions of equipment for operating leases	(1,078.4)	(1,047.8)
Proceeds from asset disposals	490.7	357.0
Other, net	(1.9)
Net Cash Used in Investing Activities	(1,276.5)	(1,139.5)

FINANCING ACTIVITIES:
Payments of cash dividends	(706.6)	(470.4)
Purchases of treasury stock	(153.2)
Proceeds from stock compensation transactions	13.2	28.2
Net increase in commercial paper and short-term bank loans	99.9	261.9
Proceeds from term debt	2,085.3	1,371.0
Payments on term debt	(1,402.3)	(1,560.0)
Net Cash Used in Financing Activities	(63.7)	(369.3)
Effect of exchange rate changes on cash	(37.7)	83.9
Net Increase in Cash and Cash Equivalents	549.3	397.6
Cash and cash equivalents at beginning of period	2,364.7	1,915.7
Cash and cash equivalents at end of period	$2,914.0	$2,313.3

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2017.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Additional shares	811,800	1,035,000	868,800	1,021,000
Antidilutive options	1,174,200	599,400	1,177,600	695,900

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

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet on January 1, 2018 for the adoption of ASU 2014-09 was as follows:

	BALANCE AT DECEMBER 31, 2017	CHANGE DUE TO NEW STANDARD	BALANCE AT JANUARY 1, 2018
Consolidated Balance Sheets
TRUCK, PARTS AND OTHER:
Other current assets	$404.4	$100.0	$504.4
Equipment on operating leases, net	1,265.7	(668.8)	596.9
Other noncurrent assets, net	425.2	115.0	540.2
Accounts payable, accrued expenses and other	2,569.5	103.1	2,672.6
Residual value guarantees and deferred revenues	1,339.0	(703.8)	635.2
Other liabilities	939.8	129.8	1,069.6

STOCKHOLDERS' EQUITY:
Retained earnings	8,369.1	17.1	8,386.2

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following reconciles pro forma amounts as they would have been reported under the prior standard to current reporting:

Three Months Ended September 30, 2018	PRO FORMA UNDER PRIOR STANDARD	EFFECTS OF NEW STANDARD	CURRENTLY REPORTED
Consolidated Statements of Comprehensive Income
TRUCK, PARTS AND OTHER:
Net sales and revenues	$5,298.1	$118.8	$5,416.9
Cost of sales and revenues	4,547.7	105.9	4,653.6
Truck, Parts and Other Income Before Income Taxes	560.7	12.9	573.6

Total Income Before Income Taxes	655.9	12.9	668.8

Income taxes	120.3	3.2	123.5

Net income	535.6	9.7	545.3
Comprehensive Income	534.5	9.5	544.0

Nine Months Ended September 30, 2018	PRO FORMA UNDER PRIOR STANDARD	EFFECTS OF NEW STANDARD	CURRENTLY REPORTED
Consolidated Statements of Comprehensive Income
TRUCK, PARTS AND OTHER:
Net sales and revenues	$16,065.4	$140.5	$16,205.9
Cost of sales and revenues	13,716.0	120.4	13,836.4
Truck, Parts and Other Income Before Income Taxes	1,778.0	20.1	1,798.1

Total Income Before Income Taxes	2,037.7	20.1	2,057.8

Income taxes	435.8	5.0	440.8

Net income	1,601.9	15.1	1,617.0
Comprehensive Income	1,501.4	14.2	1,515.6

At September 30, 2018	PRO FORMA UNDER PRIOR STANDARD	EFFECTS OF NEW STANDARD	CURRENTLY REPORTED
Consolidated Balance Sheets
TRUCK, PARTS AND OTHER:
Other current assets	$264.8	$112.0	$376.8
Equipment on operating leases, net	1,619.3	(840.7)	778.6
Other noncurrent assets, net	536.9	186.6	723.5
Accounts payable, accrued expenses and other	3,119.1	115.0	3,234.1
Residual value guarantees and deferred revenues	1,725.0	(892.6)	832.4
Other liabilities	849.1	204.2	1,053.3

STOCKHOLDERS' EQUITY:
Total stockholders' equity	9,139.7	31.3	9,171.0

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Three Months Ended September 30, 2017	PREVIOUSLY REPORTED	EFFECTS OF NEW STANDARD	CURRENTLY REPORTED
Consolidated Statements of Comprehensive Income
TRUCK, PARTS AND OTHER:
Cost of sales and revenues	$4,046.8	$8.8	$4,055.6
Selling, general and administrative	112.9	3.6	116.5
Interest and other (income), net	3.2	(13.0)	(9.8)
Truck, Parts and Other Income Before Income Taxes	501.6	.6	502.2

FINANCIAL SERVICES:
Selling, general and administrative	27.8	.6	28.4
Financial Services Income Before Income Taxes	71.2	(.6)	70.6

Nine Months Ended September 30, 2017	PREVIOUSLY REPORTED	EFFECTS OF NEW STANDARD	CURRENTLY REPORTED
Consolidated Statements of Comprehensive Income
TRUCK, PARTS AND OTHER:
Cost of sales and revenues	$11,184.2	$26.3	$11,210.5
Selling, general and administrative	332.0	10.8	342.8
Interest and other (income), net	3.1	(38.8)	(35.7)
Truck, Parts and Other Income Before Income Taxes	1,351.7	1.7	1,353.4

FINANCIAL SERVICES:
Selling, general and administrative	79.3	1.7	81.0
Financial Services Income Before Income Taxes	191.5	(1.7)	189.8

Other Standards

In February 2018, FASB issued ASU 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment requires a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the difference between the historical corporate income tax rate and the newly enacted income tax rate resulting from the Tax Cuts and Jobs Act. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods and early adoption is permitted. Upon adoption, the Company estimates Retained earnings will increase and AOCI will decrease approximately $30 million with no impact to Stockholders’ Equity. The Company expects to early adopt this ASU in the fourth quarter of 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-02. Under the new lease standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than short-term leases). Lessor accounting is largely unchanged, except for a reduction in the capitalization of certain initial direct costs and the classification of certain cash flows. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. This ASU requires leases to be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach with optional practical expedients. The Company will elect the optional transition method to recognize a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. Upon adoption, the Company estimates Retained earnings will decrease approximately $11 million due to the reversal of previously capitalized initial direct costs. As required by the new standard, the Company will present cash receipts from direct financing leases as an operating cash inflow rather than the current presentation as an investing cash inflow. For the first nine months of 2018 total cash receipts from direct financing leases was $816 million. The Company does not expect the overall effects on the Consolidated Balance Sheets and the Consolidated Statements of Comprehensive Income to be material.

In addition to adopting the ASUs discussed above, the Company adopted the following standards effective January 1, 2018, none of which had a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION
2016-01 *	Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.
2016-15 *	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.
2017-12 **	Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

*	The Company adopted on the effective date of January 1, 2018.
**	The Company early adopted in 2018.

The FASB also issued the following standards which are not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2018-07 *	Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.	January 1, 2019
2018-13 *	Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.	January 1, 2020
2018-14 *	Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.	January 1, 2021
2018-15 *	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.	January 1, 2020

*	The Company will adopt on the effective date.

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

The following table disaggregates Truck, Parts and Other revenues by major sources:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Truck
Truck sales	$4,253.6	$12,702.7
Revenues from extended warranties, operating leases and other	175.8	547.5
	4,429.4	13,250.2
Parts
Parts sales	933.2	2,787.8
Revenues from dealer services and other	26.9	80.2
	960.1	2,868.0
Winch sales and other	27.4	87.7
Truck, Parts and Other sales and revenues	$5,416.9	$16,205.9

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

Truck sales with RVGs that allow customers the option to return their truck are accounted for as a sale when the customer does not have an economic incentive to return the truck to the Company, or as an operating lease when the customer does have an economic incentive to return the truck. The estimate of customers’ economic incentive to return the trucks is based on an analysis of historical guaranteed buyback value and estimated market value. When truck sales with RVGs are accounted for as a sale, revenue is recognized when the truck is transferred to the customer less an amount for expected returns. Expected return rates are estimated by using a historical weighted average return rate over a four-year period. The estimated value of the returned truck assets and the related return liabilities at September 30, 2018 were $250.7 and $258.0, respectively.

Revenues from extended warranties, operating leases and other includes optional extended warranty and repair and maintenance service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and recognizes the revenue on a straight-line basis over the warranty or repair and maintenance contract periods. See Footnote F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with a residual value guarantee was $832.4 at September 30, 2018. The Company expects to recognize approximately $48.9 of the remaining deferred revenue in 2018, $185.8 in 2019, $252.8 in 2020, $199.5 in 2021, $125.6 in 2022 and $19.8 thereafter.

Aftermarket parts sales allow for returns which are estimated at the time of sale based on historical data. The estimated value of the returned goods asset was $47.9 and the related return liability was $101.7 at September 30, 2018. The Company decreased parts sales by $6.8 in the third quarter and $10.4 in the first nine months of 2018 due to changes in the reserve balance. Parts dealer services and other revenues are recognized as services are performed.

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

Marketable debt securities at September 30, 2018 and December 31, 2017 consisted of the following:

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At September 30, 2018	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$345.2		$2.4	$342.8
U.S. corporate securities	132.8	$.1	.5	132.4
U.S. government and agency securities	92.8		.6	92.2
Non-U.S. corporate securities	266.1	.3	2.1	264.3
Non-U.S. government securities	56.7	.1	.1	56.7
Other debt securities	113.4		1.5	111.9
	$1,007.0	$.5	$7.2	$1,000.3

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At December 31, 2017	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$537.9		$2.4	$535.5
U.S. corporate securities	89.7	$.2	.2	89.7
U.S. government and agency securities	48.9		.2	48.7
Non-U.S. corporate securities	459.4	1.3	1.4	459.3
Non-U.S. government securities	91.5	.3	.1	91.7
Other debt securities	142.8	.1	.7	142.2
	$1,370.2	$1.9	$5.0	$1,367.1

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $1.1 and $1.3 and gross realized losses were $.7 and $.4 for the first nine month periods ended September 30, 2018 and 2017, respectively.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	September 30, 2018		December 31, 2017
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$680.5	$143.4	$908.5	$18.4
Unrealized losses	5.0	2.2	4.8	.2

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

Contractual maturities on marketable debt securities at September 30, 2018 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$279.3	$278.6
One to five years	718.0	712.0
More than ten years	9.7	9.7
	$1,007.0	$1,000.3

NOTE D - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last‑in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	September 30	December 31
	2018	2017
Finished products	$637.6	$515.7
Work in process and raw materials	834.2	586.2
	1,471.8	1,101.9
Less LIFO reserve	(179.8)	(173.5)
	$1,292.0	$928.4

Under the LIFO method of accounting (used for approximately 46% of September 30, 2018 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	September 30	December 31
	2018	2017
Loans	$4,570.3	$4,147.8
Direct financing leases	3,412.2	3,211.7
Sales-type finance leases	696.1	781.1
Dealer wholesale financing	2,229.6	1,880.6
Operating lease receivables and other	162.3	161.1
Unearned interest: Finance leases	(375.8)	(368.0)
	$10,694.7	$9,814.3
Less allowance for losses:
Loans and leases	(104.7)	(101.9)
Dealer wholesale financing	(6.6)	(6.0)
Operating lease receivables and other	(4.4)	(9.3)
	$10,579.0	$9,697.1

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at September 30, 2018 or December 31, 2017. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies a loan or finance lease for credit reasons and grants a concession, the modification is classified as a troubled debt restructuring (TDR). The Company does not typically grant credit modifications for customers that do not meet minimum underwriting standards since the Company normally repossesses the financed equipment in these circumstances. When such modifications do occur, they are considered TDRs.

On average, modifications extended contractual terms by approximately six months in 2018 and five months in 2017 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at September 30, 2018 and December 31, 2017.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The allowance for credit losses is summarized as follows:

	2018
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$6.0	$9.4	$92.5	$9.3	$117.2
Provision for losses	.6	(.1)	12.8	1.5	14.8
Charge-offs			(15.5)	(6.5)	(22.0)
Recoveries			6.7	.3	7.0
Currency translation and other			(1.1)	(.2)	(1.3)
Balance at September 30	$6.6	$9.3	$95.4	$4.4	$115.7

	2017
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$5.5	$9.6	$87.5	$8.6	$111.2
Provision for losses	.4	(.6)	17.2	.4	17.4
Charge-offs			(17.7)	(.6)	(18.3)
Recoveries			3.3	.2	3.5
Currency translation and other	.6	.2	4.5	.6	5.9
Balance at September 30	$6.5	$9.2	$94.8	$9.2	$119.7

*	Operating leases and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	DEALER		CUSTOMER
At September 30, 2018	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$.1	$2.4	$42.2	$44.7
Allowance for impaired finance receivables determined individually	.1		5.6	5.7
Recorded investment for finance receivables evaluated collectively	2,229.5	1,370.6	6,887.6	10,487.7
Allowance for finance receivables determined collectively	6.5	9.3	89.8	105.6

	DEALER		CUSTOMER
At December 31, 2017	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$.1	$4.0	$50.8	$54.9
Allowance for impaired finance receivables determined individually	.1		6.6	6.7
Recorded investment for finance receivables evaluated collectively	1,880.5	1,354.7	6,363.1	9,598.3
Allowance for finance receivables determined collectively	5.9	9.4	85.9	101.2

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The recorded investment for finance receivables that are on non-accrual status is as follows:

	September 30	December 31
	2018	2017
Dealer:
Wholesale	$.1	$.1
Customer retail:
Fleet	32.4	44.4
Owner/operator	8.5	6.0
	$41.0	$50.5

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of September 30, 2018 and December 31, 2017 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
				OWNER/
At September 30, 2018	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$17.3	$3.4	$20.8
Associated allowance	(.1)		(2.4)	(.7)	(3.2)
			$14.9	$2.7	$17.6
Impaired loans with no specific reserve		$2.4	7.5		9.9
Net carrying amount of impaired loans		$2.4	$22.4	$2.7	$27.5
Average recorded investment*	$.1	$3.5	$31.1	$2.3	$37.0

*	Represents the average during the 12 months ended September 30, 2018.

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2017	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$18.8	$1.0	$19.9
Associated allowance	(.1)		(3.0)	(.2)	(3.3)
			$15.8	$.8	$16.6
Impaired loans with no specific reserve		$3.9	13.1	.2	17.2
Net carrying amount of impaired loans		$3.9	$28.9	$1.0	$33.8
Average recorded investment*	$.4	$4.0	$30.3	$2.0	$36.7

*	Represents the average during the 12 months ended September 30, 2017.

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Interest income recognized:
Customer retail - fleet	$.6	$.4	$1.6	$1.0

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

	DEALER		CUSTOMER RETAIL
				OWNER/
At September 30, 2018	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Performing	$2,219.6	$1,370.6	$5,734.3	$1,068.2	$10,392.7
Watch	9.9		78.7	6.4	95.0
At-risk	.1	2.4	33.5	8.7	44.7
	$2,229.6	$1,373.0	$5,846.5	$1,083.3	$10,532.4

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2017	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Performing	$1,874.5	$1,354.7	$5,290.3	$1,005.2	$9,524.7
Watch	6.0		62.9	4.7	73.6
At-risk	.1	4.0	44.7	6.1	54.9
	$1,880.6	$1,358.7	$5,397.9	$1,016.0	$9,653.2

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At September 30, 2018	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,229.4	$1,373.0	$5,820.9	$1,070.9	$10,494.2
31 – 60 days past due	.1		12.4	5.5	18.0
Greater than 60 days past due	.1		13.2	6.9	20.2
	$2,229.6	$1,373.0	$5,846.5	$1,083.3	$10,532.4

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2017	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$1,880.5	$1,358.7	$5,365.7	$1,007.4	$9,612.3
31 – 60 days past due			14.7	4.0	18.7
Greater than 60 days past due	.1		17.5	4.6	22.2
	$1,880.6	$1,358.7	$5,397.9	$1,016.0	$9,653.2

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Troubled Debt Restructurings

The balance of TDRs was $24.1 and $37.9 at September 30, 2018 and December 31, 2017, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$.5	$.5	$8.4	$8.4
Owner/operator	.1	.1	.5	.5
	$.6	$.6	$8.9	$8.9

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$.9	$.9	$17.5	$17.5
Owner/operator	.1	.1	.5	.5
	$1.0	$1.0	$18.0	$18.0

The effect on the allowance for credit losses from such modifications was not significant at September 30, 2018 and 2017.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the period by portfolio class are as follows:

Nine Months Ended September 30,	2018	2017
Fleet	$.7	$5.1
Owner/operator		.3
	$.7	$5.4

There were nil and $1.7 of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off in the nine months ended September 30, 2018 and 2017, respectively.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at September 30, 2018 and December 31, 2017 was $12.1 and $13.1, respectively. Proceeds from the sales of repossessed assets were $51.1 and $44.7 for the first nine months ended September 30, 2018 and 2017, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2018	2017
Balance at January 1	$298.8	$282.1
Cost accruals	237.0	168.7
Payments	(204.4)	(177.6)
Change in estimates for pre-existing warranties	27.3	.1
Currency translation and other	(2.2)	12.6
Balance at September 30	$356.5	$285.9

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2018	2017
Balance at January 1	$653.9	$573.5
Deferred revenues	331.0	272.3
Revenues recognized	(288.5)	(239.6)
Currency translation	(11.9)	32.8
Balance at September 30	$684.5	$639.0

The Company expects to recognize approximately $57.7 of the remaining deferred revenue on extended warranties and R&M contracts in 2018, $228.5 in 2019, $204.2 in 2020, $115.0 in 2021, $55.2 in 2022 and $23.9 thereafter.

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net income	$545.3	$402.7	$1,617.0	$1,086.0
Other comprehensive (loss) income (OCI):
Unrealized (losses) gains on derivative contracts	(8.9)	1.9	(6.2)	(.1)
Tax effect	2.5	(.7)	2.1	.2
	(6.4)	1.2	(4.1)	.1
Unrealized (losses) gains on marketable debt securities	(1.5)	(.4)	(3.6)	2.5
Tax effect	.4	.1	.9	(1.1)
	(1.1)	(.3)	(2.7)	1.4
Pension plans	10.2	.6	34.1	3.1
Tax effect	(2.4)	(.6)	(8.2)	(1.9)
	7.8		25.9	1.2
Foreign currency translation (losses) gains	(1.6)	108.1	(120.5)	309.2
Net other comprehensive (loss) income	(1.3)	109.0	(101.4)	311.9
Comprehensive income	$544.0	$511.7	$1,515.6	$1,397.9

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets consisted of the following:

Three Months Ended September 30, 2018	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at July 1, 2018	$3.5	$(3.4)	$(357.5)	$(536.3)	$(893.7)
Recorded into AOCI	(5.4)	(1.2)	1.0	(1.6)	(7.2)
Reclassified out of AOCI	(1.0)	.1	6.8		5.9
Net other comprehensive (loss) income	(6.4)	(1.1)	7.8	(1.6)	(1.3)
Balance at September 30, 2018	$(2.9)	$(4.5)	$(349.7)	$(537.9)	$(895.0)

Three Months Ended September 30, 2017	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at July 1, 2017	$(5.4)	$1.4	$(412.9)	$(508.3)	$(925.2)
Recorded into AOCI	(19.8)	(.2)	(4.5)	108.1	83.6
Reclassified out of AOCI	21.0	(.1)	4.5		25.4
Net other comprehensive income (loss)	1.2	(.3)		108.1	109.0
Balance at September 30, 2017	$(4.2)	$1.1	$(412.9)	$(400.2)	$(816.2)

Nine Months Ended September 30, 2018	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2018	$1.2	$(1.8)	$(375.6)	$(417.4)	$(793.6)
Recorded into AOCI	60.4	(2.5)	5.0	(120.5)	(57.6)
Reclassified out of AOCI	(64.5)	(.2)	20.9		(43.8)
Net other comprehensive (loss) income	(4.1)	(2.7)	25.9	(120.5)	(101.4)
Balance at September 30, 2018	$(2.9)	$(4.5)	$(349.7)	$(537.9)	$(895.0)

Nine Months Ended September 30, 2017	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2017	$(4.3)	$(.3)	$(414.1)	$(709.4)	$(1,128.1)
Recorded into AOCI	(93.9)	1.8	(12.3)	309.2	204.8
Reclassified out of AOCI	94.0	(.4)	13.5		107.1
Net other comprehensive income	.1	1.4	1.2	309.2	311.9
Balance at September 30, 2017	$(4.2)	$1.1	$(412.9)	$(400.2)	$(816.2)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the three months ended September 30, 2018 and 2017 are as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	September 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2018	2017
Unrealized losses and (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$4.3	$(3.0)
	Cost of sales and revenues	(1.6)	5.5
	Interest and other (income), net	.5	1.0
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(3.7)	24.6
	Pre-tax expense (reduction) increase	(.5)	28.1
	Tax benefit	(.5)	(7.1)
	After-tax expense (reduction) increase	(1.0)	21.0
Unrealized losses and (gains) on marketable debt securities:
Marketable debt securities	Investment expense (income)	.1	(.2)
	Tax expense		.1
	After-tax income reduction (increase)	.1	(.1)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	8.7	6.3

Prior service costs	Interest and other (income), net	.3	.3
	Pre-tax expense increase	9.0	6.6
	Tax benefit	(2.2)	(2.1)
	After-tax expense increase	6.8	4.5
Total reclassifications out of AOCI		$5.9	$25.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI during the first nine months ended September 30, 2018 and 2017 are as follows:

		Nine Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	September 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2018	2017
Unrealized losses and (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$6.1	$13.3
	Cost of sales and revenues	(5.2)	4.3
	Interest and other (income), net	(.2)	1.6
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(86.5)	110.4
	Pre-tax expense (reduction) increase	(85.8)	129.6
	Tax expense (benefit)	21.3	(35.6)
	After-tax expense (reduction) increase	(64.5)	94.0
Unrealized losses and (gains) on marketable debt securities:
Marketable debt securities	Investment income	(.3)	(.6)
	Tax expense	.1	.2
	After-tax income increase	(.2)	(.4)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	26.5	18.9

Prior service costs	Interest and other (income), net	1.0	.9
	Pre-tax expense increase	27.5	19.8
	Tax benefit	(6.6)	(6.3)
	After-tax expense increase	20.9	13.5
Total reclassifications out of AOCI		(43.8)	107.1

Stock Compensation Plans

Stock-based compensation expense was $2.1 and $11.1 for the three and nine months ended September 30, 2018, respectively, and $1.9 and $10.9 for the three and nine months ended September 30, 2017, respectively.

During the first nine months of 2018, the Company issued 435,772 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first nine months of 2018, the Company purchased 2,373,554 treasury shares, of which 2,360,846 shares were repurchased pursuant to the Company’s common stock repurchase plans. The Company also acquired 12,708 shares under the Company’s Long-Term Incentive Plan. Stock repurchases of $241.0 million remain authorized under the current $300.0 million program approved on July 9, 2018 by the PACCAR Board of Directors.

NOTE H - Income Taxes

The effective tax rate for the third quarter of 2018 was 18.5% compared to 30.8% in the third quarter of 2017. The effective tax rate for the first nine months of 2018 was 21.4% compared to 30.8% in the same period of 2017. The difference in 2018 tax rates compared to 2017 was primarily due to the U.S. federal income tax legislation enacted on December 22, 2017, which lowered the U.S. statutory income tax rate from 35.0% to 21.0%. In addition, in the third quarter of 2018, the tax rate decreased 3.1% due to a one-time reduction in tax liability related to extended warranty contracts and higher realized R&D tax credits.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net sales and revenues:
Truck	$4,677.8	$4,065.6	$13,892.5	$11,131.8
Less intersegment	(248.4)	(198.2)	(642.3)	(580.7)
External customers	4,429.4	3,867.4	13,250.2	10,551.1
Parts	974.8	854.4	2,911.4	2,488.7
Less intersegment	(14.7)	(14.4)	(43.4)	(38.9)
External customers	960.1	840.0	2,868.0	2,449.8
Other	27.4	24.1	87.7	64.2
	5,416.9	4,731.5	16,205.9	13,065.1
Financial Services	339.9	328.2	1,010.1	936.7
	$5,756.8	$5,059.7	$17,216.0	$14,001.8
Income before income taxes:
Truck	$391.0	$346.7	$1,220.2	$890.6
Parts	188.5	151.8	574.8	453.8
Other	(5.9)	3.7	3.1	9.0
	573.6	502.2	1,798.1	1,353.4
Financial Services	78.8	70.6	218.7	189.8
Investment income	16.4	9.0	41.0	25.8
	$668.8	$581.8	$2,057.8	$1,569.0
Depreciation and amortization:
Truck	$93.6	$122.4	$306.9	$340.5
Parts	2.3	2.4	6.7	6.3
Other	4.5	5.7	13.4	13.7
	100.4	130.5	327.0	360.5
Financial Services	152.2	155.6	467.4	453.8
	$252.6	$286.1	$794.4	$814.3

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio is $61.0 at September 30, 2018.

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

At September 30, 2018, the notional amount of the Company’s interest-rate contracts was $3,347.7. Notional maturities for all interest-rate contracts are $340.8 for the remainder of 2018, $923.6 for 2019, $429.9 for 2020, $1,261.9 for 2021, $268.2 for 2022, $42.2 for 2023 and $81.1 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At September 30, 2018, the notional amount of the outstanding foreign-exchange contracts was $806.3. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	September 30, 2018		December 31, 2017
	ASSETS	LIABILITIES	ASSETS	LIABILITIES

Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$58.9		$53.3
Deferred taxes and other liabilities		$28.6		$98.3
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	2.1		3.8
Accounts payable, accrued expenses and other		4.5		1.9
	$61.0	$33.1	$57.1	$100.2
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Financial Services:
Deferred taxes and other liabilities
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.5		$.6
Accounts payable, accrued expenses and other		$.2		$.6
Financial Services:
Other assets	.3		.1
Deferred taxes and other liabilities		1.2		2.2
	$.8	$1.4	$.7	$2.8
Gross amounts recognized in Balance Sheets	$61.8	$34.5	$57.8	$103.0
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(1.4)	(1.4)	(.4)	(.4)
Financial Services:
Interest-rate contracts	(4.8)	(4.8)	(8.7)	(8.7)
Pro forma net amount	$55.6	$28.3	$48.7	$93.9

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. As of September 30, 2018, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

		Cumulative Basis
	Carrying Amount of	Amount Included in
Hedged Balance Sheet Line Item	the Hedged Liabilities	the Carrying Amount
Medium-term notes	$230.3	$(4.7)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of ($1.5) million as of September 30, 2018.

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

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income (loss) (OCI):

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Gain (loss) recognized in OCI:
Truck, Parts and Other		$(11.3)		$(4.9)
Financial Services	$2.9		$84.5
	$2.9	$(11.3)	$84.5	$(4.9)

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Loss recognized in OCI:
Truck, Parts and Other		$(3.0)		$(23.4)
Financial Services	$(23.2)		$(106.3)
	$(23.2)	$(3.0)	$(106.3)	$(23.4)

The following table presents the location and amount of expense (income) on fair value hedges recognized in the Consolidated Statements of Comprehensive Income. The loss (gain) on fair value hedges for foreign-exchange contracts was nil for the three and nine months ended September 30, 2018 and 2017. The amounts related to interest-rate contracts were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Financial Services:
Interest and other borrowing expenses:
Derivatives		$.4	$1.1	$1.0
Hedged term notes	$.4	(.2)	.2	(.6)
	$.4	$.2	$1.3	$.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following presents the amount of (gain) loss from cash flow hedges reclassified from AOCI into income:

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Net sales and revenues		$4.3		$6.1
Cost of sales and revenues		(1.6)		(5.2)
Interest and other (income), net		.5		(.2)
Financial Services:
Interest and other borrowing expenses	$(3.7)		$(86.5)
	$(3.7)	$3.2	$(86.5)	$.7

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Net sales and revenues		$(3.0)		$13.3
Cost of sales and revenues		5.5		4.3
Interest and other (income), net		1.0		1.6
Financial Services:
Interest and other borrowing expenses	$24.6		$110.4
	$24.6	$3.5	$110.4	$19.2

The amount of gain recorded in AOCI at September 30, 2018 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $13.5, net of taxes.

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

For the three and nine months ended September 30, 2018 and 2017 the (income) expense recognized in earnings related to derivatives not designated as hedging instruments was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$(1.1)		$.1
Interest and other (income), net		(.3)		3.4
Financial Services:
Interest and other borrowing expenses		(.5)		(8.9)
Selling, general and administrative		1.1		1.6
Total		$(.8)		$(3.8)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$.6		$1.3
Interest and other (income), net		(1.0)		3.2
Financial Services:
Interest and other borrowing expenses		4.8	$(.1)	43.4
Selling, general and administrative				.8
Total		$4.4	$(.1)	$48.7

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the first nine months ended September 30, 2018. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At September 30, 2018	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$342.8	$342.8
U.S. corporate securities		132.4	132.4
U.S. government and agency securities	$90.7	1.5	92.2
Non-U.S. corporate securities		264.3	264.3
Non-U.S. government securities		56.7	56.7
Other debt securities		111.9	111.9
Total marketable debt securities	$90.7	$909.6	$1,000.3
Derivatives
Cross currency swaps		$48.3	$48.3
Interest-rate swaps		10.6	10.6
Foreign-exchange contracts		2.9	2.9
Total derivative assets		$61.8	$61.8
Liabilities:
Derivatives
Cross currency swaps		$22.0	$22.0
Interest-rate swaps		6.6	6.6
Foreign-exchange contracts		5.9	5.9
Total derivative liabilities		$34.5	$34.5

At December 31, 2017	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$535.5	$535.5
U.S. corporate securities		89.7	89.7
U.S. government and agency securities	$48.7		48.7
Non-U.S. corporate securities		459.3	459.3
Non-U.S. government securities		91.7	91.7
Other debt securities		142.2	142.2
Total marketable debt securities	$48.7	$1,318.4	$1,367.1
Derivatives
Cross currency swaps		$44.2	$44.2
Interest-rate swaps		9.1	9.1
Foreign-exchange contracts		4.5	4.5
Total derivative assets		$57.8	$57.8
Liabilities:
Derivatives
Cross currency swaps		$93.0	$93.0
Interest-rate swaps		5.3	5.3
Foreign-exchange contracts		4.7	4.7
Total derivative liabilities		$103.0	$103.0

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	September 30, 2018		December 31, 2017
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$4,207.5	$4,195.4	$3,793.8	$3,804.8
Liabilities:
Financial Services fixed rate debt	5,455.3	5,398.6	5,397.6	5,387.0

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Service cost	$27.0	$23.5	$81.7	$69.5
Interest on projected benefit obligation	21.3	20.5	64.3	60.9
Expected return on assets	(43.9)	(40.1)	(133.2)	(119.5)
Amortization of prior service costs	.3	.3	1.0	.9
Recognized actuarial loss	8.7	6.3	26.5	18.9
Net pension expense	$13.4	$10.5	$40.3	$30.7

The components of net pension expense other than service cost are included in Interest and other (income), net on the Consolidated Statements of Comprehensive Income.

During the three and nine months ended September 30, 2018 the Company contributed $5.0 and $85.7 to its pension plans, respectively, and $4.9 and $15.3 for the three and nine months ended September 30, 2017, respectively.

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

Third Quarter Highlights:

•	Worldwide net sales and revenues were $5.76 billion in 2018 compared to $5.06 billion in 2017 primarily due to higher Truck and Parts sales in the U.S. and Canada.
•	Truck sales were $4.43 billion in 2018 compared to $3.87 billion in 2017 primarily due to higher truck deliveries in the U.S. and Canada.
•	Parts sales were $960.1 million in 2018 compared to $840.0 million in 2017 reflecting higher demand in all markets.
•	Financial Services revenues were $339.9 million in 2018 compared to $328.2 million in 2017. The increase was primarily the result of higher average earning asset balances and higher interest rates.
•

Net income was $545.3 million ($1.55 per diluted share) in 2018 compared to $402.7 million ($1.14 per diluted share) in 2017 reflecting higher Truck, Parts and Financial Services revenues and pre-tax profits. In addition, net income increased in the third quarter due to a lower effective tax rate (18.5% in 2018 compared to 30.8% in 2017) resulting from the new U.S. tax law and one-time favorable third quarter 2018 tax items.

•	Capital investments were $134.3 million in 2018 compared to $115.3 million in 2017.
•	Research and development (R&D) expenses were $72.9 million in 2018 compared to $67.0 million in 2017.

First Nine Months Highlights:

•	Worldwide net sales and revenues were $17.22 billion in 2018 compared to $14.00 billion in 2017 due to higher revenues in the Truck, Parts and Financial Services segments.
•

Truck sales were $13.25 billion in 2018 compared to $10.55 billion in 2017 primarily due to higher truck deliveries in the U.S. and Canada, Europe, Latin America and Australia, and favorable currency translation effects.

•	Parts sales were $2.87 billion in 2018 compared to $2.45 billion in 2017, reflecting higher demand in all markets.
•	Financial Services revenues were $1.01 billion in 2018 compared to $936.7 million in 2017. The increase was primarily due to higher average earning asset balances and higher interest rates.
•

Net income was $1.62 billion ($4.59 per diluted share) in 2018 compared to $1.09 billion ($3.08 per diluted share) in 2017. Net income growth was due to higher Truck and Parts pre-tax income and improved Financial Services results. In addition, net income increased in the first nine months due to a lower effective tax rate (21.4% in 2018 compared to 30.8% in 2017) resulting primarily from the new U.S. tax law.

•	Capital investments were $302.0 million in 2018 compared to $275.1 million in 2017.
•	R&D expenses were $225.6 million in 2018 compared to $194.1 million in 2017.

DAF highlighted its leadership in fuel efficiency and advanced powertrain technology by displaying a full range of innovative vehicles at the IAA truck show in Hannover, Germany. DAF showcased its CF Electric and LF Electric heavy- and medium-duty urban distribution vehicles. DAF also presented its CF Hybrid vehicle with the PACCAR MX-11 engine that delivers zero emissions in urban areas.

In September, Kenworth introduced the W990, its new conventional truck which is designed to maximize performance in many customer applications including over-the-road and vocational. The Kenworth model W990 features the PACCAR MX-13 engine rated up to 510-hp and 1,850 lb-ft of torque, the 12-speed PACCAR automated transmission, PACCAR tandem rear axles, and the Kenworth TruckTech+ connected truck system.

PACCAR Inc – Form 10-Q

PACCAR Parts continues to add global parts distribution capacity to deliver industry-leading availability, and support the growth of PACCAR MX engine parts sales and the global fleet service program. A new 160,000 square-foot distribution center in Toronto, Ontario, Canada opened in October 2018.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 24 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with record total assets of $14.09 billion. PFS issued $2.06 billion in medium-term notes during the first nine months of 2018 to support portfolio growth.

Truck Outlook

Truck industry retail sales in the U.S. and Canada in 2018 are expected to be 280,000 to 290,000 units compared to 218,400 in 2017. Estimates for the U.S. and Canada truck industry retail sales in 2019 are in the range of 280,000 to 310,000 units. In Europe, the 2018 truck industry registrations for over 16-tonne vehicles are expected to be 310,000 to 320,000 units compared to 306,100 truck registrations in 2017. The 2019 European truck industry registrations in the above 16-tonne truck market are projected to be in a range of 290,000 to 320,000 units. In South America, heavy-duty truck industry sales in 2018 are estimated to be 85,000 to 90,000 units compared to 68,700 in 2017. The 2019 heavy-duty truck industry sales in South America are projected to be in a range of 95,000 to 105,000 units.

Parts Outlook

In 2018, PACCAR Parts sales are expected to grow 14-16% compared to 2017 sales. In 2019, PACCAR Parts sales are expected to increase 5-8%.

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2018 are expected to increase 7-10% compared to 2017. Current strong levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline. In 2019, average earning assets are expected to increase 3-5%.

Capital Spending and R&D Outlook

Capital investments in 2018 are expected to be $425 to $475 million and R&D is expected to be $300 to $310 million. In 2019, capital investments are projected to be $525 to $575 million and R&D is expected to be $300 to $330 million.

The Company is investing in new truck models, integrated powertrains including diesel, electric, hybrid, and hydrogen fuel cell technologies, aerodynamic truck designs, advanced driver assistance systems, enhanced manufacturing and parts distribution facilities and innovative aftermarket support programs.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

PACCAR Inc – Form 10-Q

RESULTS OF OPERATIONS:

The Company’s results of operations for the three and nine months ended September 30, 2018 and 2017 are presented below. The balances for 2017 have been restated to reflect the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Pension Benefit. Refer to Note A in the Notes to Consolidated Financial Statements for additional details.

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions, except per share amounts)	2018	2017	2018	2017
Net sales and revenues:
Truck	$4,429.4	$3,867.4	$13,250.2	$10,551.1
Parts	960.1	840.0	2,868.0	2,449.8
Other	27.4	24.1	87.7	64.2
Truck, Parts and Other	5,416.9	4,731.5	16,205.9	13,065.1
Financial Services	339.9	328.2	1,010.1	936.7
	$5,756.8	$5,059.7	$17,216.0	$14,001.8
Income before income taxes:
Truck	$391.0	$346.7	$1,220.2	$890.6
Parts	188.5	151.8	574.8	453.8
Other	(5.9)	3.7	3.1	9.0
Truck, Parts and Other	573.6	502.2	1,798.1	1,353.4
Financial Services	78.8	70.6	218.7	189.8
Investment income	16.4	9.0	41.0	25.8
Income taxes	(123.5)	(179.1)	(440.8)	(483.0)
Net income	$545.3	$402.7	$1,617.0	$1,086.0
Diluted earnings per share	$1.55	$1.14	$4.59	$3.08
After-tax return on revenues	9.5%	8.0%	9.4%	7.8%

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

2018 Compared to 2017:

Truck

The Company’s Truck segment accounted for 77% of revenues in the third quarter and first nine months of 2018 compared to 76% and 75% in the third quarter and first nine months of 2017, respectively.

The Company’s new truck deliveries are summarized below:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2018	2017	% CHANGE	2018	2017	% CHANGE
U.S. and Canada	28,400	23,300	22	78,500	61,500	28
Europe	14,300	12,400	15	45,800	40,500	13
Mexico, South America, Australia and other	5,100	4,500	13	14,400	12,600	14

Total units	47,800	40,200	19	138,700	114,600	21

In the first nine months of 2018, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 203,700 units from 152,900 units in the same period of 2017. The Company’s heavy-duty truck retail market share was 29.4% in the first nine months of 2018 compared to 30.1% in the first nine months of 2017. The medium-duty market was 76,500 units in the first nine months of 2018 compared to 64,900 units in the same period of 2017. The Company’s medium-duty market share was 16.1% in the first nine months of 2018 compared to 16.4% in 2017.

PACCAR Inc – Form 10-Q

The over 16‑tonne truck market in Europe in the first nine months of 2018 was 236,800 units compared to 226,200 units in the first nine months of 2017. DAF EU market share was 16.6% in the first nine months of 2018 compared to 15.1% in the same period of 2017. The 6 to 16‑tonne market in the first nine months of 2018 was 37,800 units compared to 38,800 units in the first nine months of 2017. DAF market share in the 6 to 16-tonne market in the first nine months of 2018 was 9.2% compared to 10.4% in the same period of 2017.

The Company’s worldwide truck net sales and revenues are summarized below:

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2018	2017	% CHANGE	2018	2017	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$2,982.7	$2,444.6	22	$8,389.6	$6,430.9	30
Europe	953.6	958.7	(1)	3,401.5	2,893.5	18
Mexico, South America, Australia and other	493.1	464.1	6	1,459.1	1,226.7	19
	$4,429.4	$3,867.4	15	$13,250.2	$10,551.1	26
Truck income before income taxes	$391.0	$346.7	13	$1,220.2	$890.6	37
Pre-tax return on revenues	8.8%	9.0%		9.2%	8.4%

The Company’s worldwide truck net sales and revenues in the third quarter increased to $4.43 billion in 2018 from $3.87 billion in 2017, primarily due to higher truck deliveries in the U.S. and Canada, Europe and Latin America, partially offset by higher revenue deferrals for units sold in Europe with a residual value guarantee (RVG), and unfavorable currency translation effects. In the first nine months worldwide truck net sales and revenues were a record $13.25 billion in 2018 compared to $10.55 billion in 2017, primarily due to higher truck deliveries in the U.S. and Canada, Europe, Latin America and Australia, and favorable currency translation effects.

For the third quarter of 2018, Truck segment income before taxes and pretax return on revenues reflect the impact of higher truck unit deliveries, lower margins, and unfavorable currency translation effects. For the first nine months of 2018, Truck segment income before taxes and pretax return on revenues reflect the impact of record truck unit deliveries, higher margins and favorable currency translation effects.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended September 30, 2018 and 2017 for the Truck segment are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended September 30, 2017	$3,867.4	$3,417.5	$449.9
Increase (decrease)
Truck sales volume	502.2	410.5	91.7
Average truck sales prices	118.6		118.6
Average per truck material, labor and other direct costs		118.9	(118.9)
Factory overhead and other indirect costs		36.1	(36.1)
Extended warranties, operating leases and other	(12.0)	(8.5)	(3.5)
Currency translation	(46.8)	(45.3)	(1.5)
Total increase	562.0	511.7	50.3
Three Months Ended September 30, 2018	$4,429.4	$3,929.2	$500.2

•	Truck sales volume primarily reflects higher unit deliveries in the U.S. and Canada ($458.6 million sales and $367.0 million cost of sales).
•	Average truck sales prices increased sales by $118.6 million, primarily due to higher price realization in the North America and Europe.
•	Average cost per truck increased cost of sales by $118.9 million reflecting higher material and labor costs.
•

Factory overhead and other indirect costs increased $36.1 million primarily due to higher salaries and related expenses ($15.3 million) and higher supplies and maintenance costs ($14.0 million) to support higher truck production.

•	Extended warranties, operating leases and other decreased revenues by $12.0 million and cost of sales by $8.5 million primarily due to lower revenue and associated costs from operating leases.
•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar.
•	Truck gross margin was 11.3% in the third quarter of 2018 compared to 11.6% in the same period of 2017 due to the factors noted above.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the nine months ended September 30, 2018 and 2017 for the Truck segment are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Nine Months Ended September 30, 2017	$10,551.1	$9,362.5	$1,188.6
Increase (decrease)
Truck sales volume	2,199.3	1,801.9	397.4
Average truck sales prices	286.3		286.3
Average per truck material, labor and other direct costs		244.9	(244.9)
Factory overhead and other indirect costs		90.6	(90.6)
Extended warranties, operating leases and other	(19.6)	(19.2)	(.4)
Currency translation	233.1	205.4	27.7
Total increase	2,699.1	2,323.6	375.5
Nine Months Ended September 30, 2018	$13,250.2	$11,686.1	$1,564.1
•

Truck sales volume primarily reflects higher unit deliveries in the U.S. and Canada ($1,728.6 million sales and $1,398.3 million cost of sales) and Europe ($254.8 million sales and $209.1 million cost of sales).

•	Average truck sales prices increased sales by $286.3 million, primarily due to higher price realization in North America and Europe.
•	Average cost per truck increased cost of sales by $244.9 million primarily reflecting higher material costs.
•

Factory overhead and other indirect costs increased $90.6 million primarily due to higher salaries and related expenses ($44.3 million) and higher supplies and maintenance costs ($36.7 million) to support increased truck production.

•	Extended warranties, operating leases and other decreased revenues by $19.6 million and cost of sales by $19.2 million primarily due to lower revenue and associated costs from operating leases.
•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar.
•	Truck gross margin was 11.8% in the first nine months of 2018 compared to 11.3% in the same period of 2017 due to the factors noted above.

Truck SG&A for the third quarter of 2018 increased to $55.5 million from $53.5 million in the third quarter of 2017 primarily due to higher professional fees. For the first nine months, Truck SG&A increased to $179.4 million in 2018 from $157.3 million in 2017 primarily due to higher professional fees ($11.5 million), higher labor related expenses ($9.0 million) and currency translation effects ($4.7 million).

As a percentage of sales, Truck SG&A decreased to 1.3% in the third quarter of 2018 from 1.4% in 2017. For the first nine months, Truck SG&A decreased to 1.4% in 2018 from 1.5% in the same period of 2017. The decrease for both periods was primarily due to higher net sales.

Parts

The Company’s Parts segment accounted for 17% of revenues in the third quarter and first nine months of both 2018 and 2017.

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2018	2017	% CHANGE	2018	2017	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$642.0	$547.5	17	$1,898.1	$1,610.1	18
Europe	221.3	200.3	10	690.9	582.5	19
Mexico, South America, Australia and other	96.8	92.2	5	279.0	257.2	8
	$960.1	$840.0	14	$2,868.0	$2,449.8	17
Parts income before income taxes	$188.5	$151.8	24	$574.8	$453.8	27
Pre-tax return on revenues	19.6%	18.1%		20.0%	18.5%

PACCAR Inc – Form 10-Q

The Company’s worldwide parts net sales and revenues for the third quarter increased to $960.1 million in 2018 from $840.0 million in 2017. For the first nine months, worldwide parts net sales and revenues increased to a record $2.87 billion in 2018 from $2.45 billion in 2017. The increase in both periods was primarily due to higher aftermarket demand and successful marketing programs in all markets.

For the third quarter and first nine months of 2018, the increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher sales volume.

The major factors for the changes in net sales, cost of sales and gross margin between the three months ended September 30, 2018 and 2017 for the Parts segment are as follows:

	NET	COST	GROSS
($ in millions)	SALES	OF SALES	MARGIN
Three Months Ended September 30, 2017	$840.0	$618.9	$221.1
Increase (decrease)
Aftermarket parts volume	95.7	56.7	39.0
Average aftermarket parts sales prices	29.9		29.9
Average aftermarket parts direct costs		24.8	(24.8)
Warehouse and other indirect costs		5.4	(5.4)
Currency translation	(5.5)	(4.6)	(.9)
Total increase	120.1	82.3	37.8
Three Months Ended September 30, 2018	$960.1	$701.2	$258.9
•	Aftermarket parts sales volume increased by $95.7 million and related cost of sales increased by $56.7 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $29.9 million primarily due to higher price realization in the U.S. and Canada and Europe.
•	Average aftermarket parts direct costs increased $24.8 million due to higher material costs.
•	Warehouse and other indirect costs increased $5.4 million primarily due to higher salaries and related expenses and higher maintenance costs.
•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar.
•	Parts gross margins in the third quarter of 2018 increased to 27.0% from 26.3% in the third quarter of 2017 due to the factors noted above.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the nine months ended September 30, 2018 and 2017 for the Parts segment are as follows:

	NET	COST	GROSS
($ in millions)	SALES	OF SALES	MARGIN
Nine Months Ended September 30, 2017	$2,449.8	$1,794.6	$655.2
Increase (decrease)
Aftermarket parts volume	296.9	181.3	115.6
Average aftermarket parts sales prices	75.3		75.3
Average aftermarket parts direct costs		61.5	(61.5)
Warehouse and other indirect costs		14.0	(14.0)
Currency translation	46.0	28.7	17.3
Total increase	418.2	285.5	132.7
Nine Months Ended September 30, 2018	$2,868.0	$2,080.1	$787.9

•	Aftermarket parts sales volume increased by $296.9 million and related cost of sales increased by $181.3 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $75.3 million primarily due to higher price realization in the U.S. and Canada and Europe.
•	Average aftermarket parts direct costs increased $61.5 million due to higher material costs.
•	Warehouse and other indirect costs increased $14.0 million primarily due to higher salaries and related expenses and higher maintenance costs.
•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar.
•	Parts gross margins in the first nine months of 2018 increased to 27.5% from 26.7% in the first nine months of 2017 due to the factors noted above.

Parts SG&A expense increased in the third quarter to $51.6 million in 2018 from $50.8 million in 2017. For the first nine months, Parts SG&A increased to $155.1 million in 2018 compared to $147.6 million in 2017 primarily due to higher salaries and related expenses and the effects of currency translation, partially offset by lower sales and marketing costs.

As a percentage of sales, Parts SG&A decreased to 5.4% in the third quarter and first nine months of 2018 from 6.0% in the third quarter and first nine months of 2017. The decrease for both periods was primarily due to higher net sales.

PACCAR Inc – Form 10-Q

Financial Services

The Company’s Financial Services segment accounted for 6% of revenues in the third quarter and the first nine months of 2018 compared to 6% in the third quarter and 7% in the first nine months of 2017.

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2018	2017	% CHANGE	2018	2017	% CHANGE
New loan and lease volume:
U.S. and Canada	$765.1	$646.4	18	$2,226.7	$1,667.2	34
Europe	316.8	248.9	27	963.2	753.0	28
Mexico, Australia and other	182.4	190.7	(4)	580.8	522.2	11
	$1,264.3	$1,086.0	16	$3,770.7	$2,942.4	28
New loan and lease volume by product:
Loans and finance leases	$1,013.3	$850.7	19	$3,047.1	$2,239.5	36
Equipment on operating lease	251.0	235.3	7	723.6	702.9	3
	$1,264.3	$1,086.0	16	$3,770.7	$2,942.4	28
New loan and lease unit volume:
Loans and finance leases	9,220	8,120	14	30,310	23,000	32
Equipment on operating lease	2,480	2,200	13	6,910	6,930
	11,700	10,320	13	37,220	29,930	24
Average earning assets:
U.S. and Canada	$7,908.1	$7,395.4	7	$7,716.7	$7,287.4	6
Europe	3,276.0	2,936.4	12	3,335.3	2,816.7	18
Mexico, Australia and other	1,774.0	1,682.4	5	1,745.6	1,584.5	10
	$12,958.1	$12,014.2	8	$12,797.6	$11,688.6	9
Average earning assets by product:
Loans and finance leases	$8,178.4	$7,455.2	10	$8,008.2	$7,342.4	9
Dealer wholesale financing	1,827.8	1,580.6	16	1,788.2	1,489.6	20
Equipment on lease and other	2,951.9	2,978.4	(1)	3,001.2	2,856.6	5
	$12,958.1	$12,014.2	8	$12,797.6	$11,688.6	9
Revenues:
U.S. and Canada	$192.4	$188.9	2	$569.0	$545.7	4
Europe	86.8	79.6	9	261.4	223.1	17
Mexico, Australia and other	60.7	59.7	2	179.7	167.9	7
	$339.9	$328.2	4	$1,010.1	$936.7	8
Revenue by product:
Loans and finance leases	$109.2	$96.8	13	$313.7	$278.3	13
Dealer wholesale financing	18.8	14.4	31	51.6	39.3	31
Equipment on lease and other	211.9	217.0	(2)	644.8	619.1	4
	$339.9	$328.2	4	$1,010.1	$936.7	8
Income before income taxes	$78.8	$70.6	12	$218.7	$189.8	15

For the third quarter, new loan and lease volume was $1,264.3 million in 2018 compared to $1,086.0 million in 2017 and for the first nine months was $3,770.7 million in 2018 compared to $2,942.4 million in 2017 reflecting higher truck deliveries in all markets.

In the third quarter of 2018, PFS finance market share on new PACCAR truck sales was 22.8% compared to 24.7% in the third quarter of 2017. In the first nine months of 2018, PFS finance market share on new PACCAR truck sales was 23.8% compared to 24.4% in the first nine months of 2017.

In the third quarter of 2018, PFS revenues increased to $339.9 million from $328.2 million in 2017, and in the first nine months of 2018, PFS revenues increased to $1,010.1 million from $936.7 million in 2017. The increase for both periods was primarily due to revenue on higher average earning assets and higher portfolio yields reflecting higher market interest rates in North America. The effects of currency translation decreased PFS revenues by $6.4 million in the third quarter of 2018 and increased PFS revenues by $14.3 million in the first nine months of 2018.

PFS income before income taxes increased to $78.8 million in the third quarter of 2018 from $70.6 million in the third quarter of 2017. In the first nine months of 2018, PFS income before income taxes increased to $218.7 million from $189.8 million in 2017. The increase for both periods was primarily due to higher average earning asset balances.

PACCAR Inc – Form 10-Q

Included in Financial Services “Other Assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $229.5 million at September 30, 2018 and $221.7 million at December 31, 2017. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

The Company recognized losses on used trucks, excluding repossessions, of $9.0 million in the third quarter of 2018 compared to $8.7 million in the third quarter 2017 including losses on multiple unit transactions of $4.6 million in 2018 compared to $6.3 million in the third quarter of 2017. Used truck losses related to repossessions, which are recognized as credit losses, were $.3 and $.7 million for the third quarter of 2018 and 2017, respectively.

The Company recognized losses on used trucks, excluding repossessions, of $29.0 million in the first nine months of 2018 compared to $31.6 million in the first nine months of 2017 including losses on multiple unit transactions of $17.3 million in the first nine months of 2018 compared to $21.9 million in the first nine months of 2017. Used truck losses related to repossessions, which are recognized as credit losses, were $.6 million and $3.8 million in the first nine months of 2018 and 2017, respectively.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the three months ended September 30, 2018 and 2017 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended September 30, 2017	$111.2	$38.3	$72.9
Increase (decrease)
Average finance receivables	14.1		14.1
Average debt balances		4.3	(4.3)
Yields	7.2		7.2
Borrowing rates		7.9	(7.9)
Currency translation	(4.5)	(1.5)	(3.0)
Total increase	16.8	10.7	6.1
Three Months Ended September 30, 2018	$128.0	$49.0	$79.0
•

Average finance receivables increased $1,079.1 million (excluding foreign exchange effects) in the third quarter of 2018 as a result of retail portfolio new business volume exceeding collections and higher dealer wholesale balances.

•

Average debt balances increased $811.6 million (excluding foreign exchange effects) in the third quarter of 2018. The higher average debt balances reflect funding for a higher average earnings asset portfolio, which includes loans, finance leases, wholesale and equipment on operating lease.

•	Higher portfolio yields (5.1% in 2018 compared to 4.8% in 2017) increased interest and fees by $7.2 million. The higher portfolio yields were primarily due to higher market rates in North America.
•	Higher borrowing rates (2.1% in 2018 compared to 1.7% in 2017) were primarily due to higher debt market rates in North America.
•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the peso.

PACCAR Inc – Form 10-Q

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the nine months ended September 30, 2018 and 2017 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Nine Months Ended September 30, 2017	$317.6	$109.8	$207.8
Increase (decrease)
Average finance receivables	30.6		30.6
Average debt balances		8.6	(8.6)
Yields	16.8		16.8
Borrowing rates		18.1	(18.1)
Currency translation	.3	(.5)	.8
Total increase	47.7	26.2	21.5
Nine Months Ended September 30, 2018	$365.3	$136.0	$229.3
•

Average finance receivables increased $798.7 million (excluding foreign exchange effects) in the first nine months of 2018 as a result of retail portfolio new business volume exceeding collections and higher dealer wholesale balances.

•

Average debt balances increased $569.7 million (excluding foreign exchange effects) in the first nine months of 2018. The higher average debt balances reflect funding for a higher average earnings asset portfolio, which includes loans, finance leases, wholesale and equipment on operating lease.

•	Higher portfolio yields (5.0% in 2018 compared to 4.8% in 2017) increased interest and fees by $16.8 million. The higher portfolio yields were primarily due to higher market rates in North America.
•	Higher borrowing rates (2.0% in 2018 compared to 1.7% in 2017) were primarily due to higher debt market rates in North America.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2018	2017	2018	2017
Operating lease and rental revenues	$204.0	$202.4	$617.3	$578.8
Used truck sales and other	7.9	14.6	27.5	40.3
Operating lease, rental and other revenues	$211.9	$217.0	$644.8	$619.1
Depreciation of operating lease equipment	$144.2	$149.3	$444.5	$434.4
Vehicle operating expenses	31.6	24.9	89.5	71.6
Cost of used truck sales and other	2.7	12.0	16.4	32.7
Depreciation and other expenses	$178.5	$186.2	$550.4	$538.7

PACCAR Inc – Form 10-Q

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended September 30, 2018 and 2017 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended September 30, 2017	$217.0	$186.2	$30.8
(Decrease) increase
Used truck sales	(7.5)	(9.1)	1.6
Results on returned lease assets		1.3	(1.3)
Average operating lease assets	(1.4)	(.2)	(1.2)
Revenue and cost per asset	5.5	1.9	3.6
Currency translation and other	(1.7)	(1.6)	(.1)
Total (decrease) increase	(5.1)	(7.7)	2.6
Three Months Ended September 30, 2018	$211.9	$178.5	$33.4
•	A lower sales volume of used trucks received on trade decreased operating lease, rental and other revenues by $7.5 million and decreased depreciation and other expenses by $9.1 million.
•	Results on returned lease assets increased depreciation and other expenses by $1.3 million primarily due to higher losses on sales of returned lease units in Europe.
•	Average operating lease assets decreased $13.2 million (excluding foreign exchange effects), which decreased revenues by $1.4 million and related depreciation and other expenses by $.2 million.
•

Revenue per asset increased $5.5 million primarily due to higher rental income and higher fee income. Cost per asset increased $1.9 million due to higher depreciation expense and vehicle operating expenses.

•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the peso.

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the first nine months ended September 30, 2018 and 2017 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Nine Months Ended September 30, 2017	$619.1	$538.7	$80.4
(Decrease) increase
Used truck sales	(14.9)	(15.8)	.9
Results on returned lease assets		(2.2)	2.2
Average operating lease assets	12.9	13.0	(.1)
Revenue and cost per asset	12.1	4.8	7.3
Currency translation and other	15.6	11.9	3.7
Total increase	25.7	11.7	14.0
Nine Months Ended September 30, 2018	$644.8	$550.4	$94.4
•	A lower sales volume of used trucks received on trade decreased operating lease, rental and other revenues by $14.9 million and decreased depreciation and other expenses by $15.8 million.
•	Results on returned lease assets decreased depreciation and other expenses by $2.2 million, primarily due to lower losses on sales of returned lease units.
•	Average operating lease assets increased $73.3 million (excluding foreign exchange effects), which increased revenues by $12.9 million and related depreciation and other expenses by $13.0 million.
•

Revenue per asset increased $12.1 million primarily due to higher rental income and higher fee income. Cost per asset increased $4.8 million due to higher depreciation expense and vehicle operating expenses.

•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

PACCAR Inc – Form 10-Q

The following table summarizes the provision for losses on receivables and net charge-offs:

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$2.4	$.9	$7.5	$5.7
Europe	.4	.2	2.3	7.3
Mexico, Australia and other	1.5	.6	5.0	2.0
	$4.3	$1.7	$14.8	$15.0

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISIONF OR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$3.2	$3.9	$11.5	$12.0
Europe	.2	.4	1.6	1.1
Mexico, Australia and other	1.3	.8	4.3	1.7
	$4.7	$5.1	$17.4	$14.8

The provision for losses on receivables was $4.3 million for the third quarter of 2018 compared to $4.7 million in 2017. For the first nine months of 2018, the provision for losses on receivables was $14.8 million compared to $17.4 million in 2017 reflecting continued good portfolio performance.

The Company modifies loans and finance leases as a normal part of its Financial Services operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Insignificant delays are modifications extending terms up to three months for customers experiencing some short-term financial stress, but not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification. When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies a loan or finance lease for credit reasons and grants a concession, the modification is classified as a troubled debt restructuring (TDR).

The post-modification balance of accounts modified during the first nine months ended September 30, 2018 and 2017 are summarized below:

($ in millions)
Nine Months Ended September 30,	2018		2017
	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$154.0	2.5%	$138.0	2.4%
Insignificant delay	37.1	.6%	67.1	1.2%
Credit – no concession	43.7	.7%	48.2	.9%
Credit – TDR	8.9	.1%	18.0	.3%
	$243.7	3.9%	$271.3	4.8%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first nine months of 2018, total modification activity decreased compared to the first nine months of 2017, due to lower modifications for insignificant delays, credit – no concession and credit – TDRs, partially offset by higher commercial reasons modifications. The increase in modifications for commercial reasons primarily reflects higher volumes of refinancing. The decrease in modifications for insignificant delay reflects fewer fleet customers requesting payment relief for up to three months. The decrease in modifications for credit – no concession is primarily due to lower volumes of refinancing for customers in financial difficulty. Credit – TDR modifications decreased to $8.9 in 2018 from $18.0 in 2017 mainly due to contract modifications for two fleet customers in 2017.

PACCAR Inc – Form 10-Q

The following table summarizes the Company’s 30+ days past due accounts:

	September 30 2018	December 31 2017	September 30 2017
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.2%	.4%	.3%
Europe	.4%	.3%	.6%
Mexico, Australia and other	1.9%	1.5%	2.0%
Worldwide	.5%	.5%	.6%

Accounts 30+ days past due were .5% at both September 30, 2018 and December 31, 2017. Lower past due accounts in the U.S. and Canada were offset by higher past dues in Europe and Mexico. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $1.6 million of accounts worldwide during the third quarter of 2018, $.6 million during the fourth quarter of 2017 and $2.2 million during the third quarter of 2017 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	September 30 2018	December 31 2017	September 30 2017
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.2%	.4%	.3%
Europe	.4%	.3%	.6%
Mexico, Australia and other	1.9%	1.5%	2.2%
Worldwide	.5%	.5%	.7%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at September 30, 2018, December 31, 2017 and September 30, 2017. The effect on the allowance for credit losses from such modifications was not significant at September 30, 2018, December 31, 2017 and September 30, 2017.

The Company’s annualized pre-tax return on average assets for Financial Services was 2.3% and 2.2% for the third quarter and the first nine months of 2018, respectively, compared to 2.2% and 2.0% for the same periods in 2017.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment, and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the third quarter and first nine months of 2018 and 2017. Other SG&A increased to $17.1 million for the third quarter of 2018 from $12.2 million for the third quarter of 2017 primarily due to higher compensation costs. Other SG&A increased to $53.8 million for the first nine months of 2018 from $37.9 million in 2017 primarily due to higher compensation costs.

For the third quarter, Other (loss) income before tax was $(5.9) million in 2018 compared to $3.7 million in 2017. The loss in the third quarter of 2018 compared to income in the third quarter of 2017 was primarily due to higher expected costs to resolve certain environmental matters and increased salaries and related expenses. For the first nine months, Other income before tax was $3.1 million in 2018 compared to $9.0 million in 2017. The decrease in income is primarily due to increased salaries and related expenses and higher expected costs to resolve certain environmental matters, partially offset by improved results in the winch business.

Investment income for the third quarter increased to $16.4 million in 2018 from $9.0 million in 2017. For the first nine months, investment income increased to $41.0 million in 2018 from $25.8 million in 2017. The higher investment income in the third quarter and first nine months of 2018 was primarily due to higher average portfolio balances and higher yields on U.S. investments due to higher market interest rates.

PACCAR Inc – Form 10-Q

Income Taxes

The effective tax rate for the third quarter of 2018 was 18.5% compared to 30.8% for the third quarter of 2017. The effective tax rate for the first nine months of 2018 was 21.4% compared to 30.8% in the same period of 2017. The difference in 2018 tax rates compared to 2017 was primarily due to the U.S. federal income tax legislation enacted on December 22, 2017, which lowered the U.S. statutory income tax rate from 35.0% to 21.0%. In addition, in the third quarter of 2018, the tax rate decreased 3.1% due to a one-time reduction in tax liability related to extended warranty contracts and higher realized R&D tax credits.

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2018	2017	2018	2017
Domestic income before taxes	$438.5	$385.6	$1,311.0	$996.5
Foreign income before taxes	230.3	196.2	746.8	572.5
Total income before taxes	$668.8	$581.8	$2,057.8	$1,569.0
Domestic pre-tax return on revenues	12.8%	13.5%	13.4%	12.8%
Foreign pre-tax return on revenues	9.9%	8.9%	10.0%	9.2%
Total pre-tax return on revenues	11.6%	11.5%	12.0%	11.2%

For the third quarter and first nine months of 2018, both domestic and foreign income before income taxes improved primarily due to higher revenues from truck, parts and finance operations. Domestic pre-tax return on revenues for the third quarter decreased primarily due to lower margins from truck operations and increased for the first nine months primarily due to improved margins from truck and parts operations. Foreign pre-tax return on revenues for the third quarter and first nine months of 2018 increased primarily due to improved truck and parts results.

LIQUIDITY AND CAPITAL RESOURCES:

	September 30	December 31
($ in millions)	2018	2017
Cash and cash equivalents	$2,914.0	$2,364.7
Marketable debt securities	1,000.3	1,367.1
	$3,914.3	$3,731.8

The Company’s total cash and marketable debt securities at September 30, 2018 increased $182.5 million from the balances at December 31, 2017, primarily due to an increase in cash and cash equivalents, partially offset by a decrease in marketable debt securities.

The change in cash and cash equivalents is summarized below:

($ in millions)
Nine Months Ended September 30,	2018	2017
Operating activities:
Net income	$1,617.0	$1,086.0
Net income items not affecting cash	820.0	826.8
Changes in operating assets and liabilities, net	(509.8)	(90.3)
Net cash provided by operating activities	1,927.2	1,822.5
Net cash used in investing activities	(1,276.5)	(1,139.5)
Net cash used in financing activities	(63.7)	(369.3)
Effect of exchange rate changes on cash	(37.7)	83.9
Net increase in cash and cash equivalents	549.3	397.6
Cash and cash equivalents at beginning of period	2,364.7	1,915.7
Cash and cash equivalents at end of period	$2,914.0	$2,313.3

Operating activities:  Cash provided by operations increased by $104.7 million to $1.93 billion in the first nine months of 2018 from $1.82 billion in 2017. Higher operating cash flows reflect higher net income of $531.0 million and higher cash inflows of $167.1 million from accounts payable and accrued expenses as purchases of goods and services exceeded payments. These inflows were offset by $219.4 million in net purchases of inventories, decreased cash inflows of $108.6 million from accounts receivables as cash receipts were lower than sales in 2018 and a decrease of $78.9 million in other liabilities, mainly related to settlement of matured interest rate contracts and income tax payments. Additionally, there was a higher cash usage for pension contributions of $70.4 million, a higher increase in wholesale receivables on new trucks of $58.7 million and higher volume of new dealer direct loan business exceeding collections by $50.6 million.

PACCAR Inc – Form 10-Q

Investing activities:  Cash used in investing activities increased by $137.0 million to $1.28 billion in the first nine months of 2018 from $1.14 billion in 2017. Higher net originations from retail loans and direct financing leases of $556.0 million were partially offset by higher net cash proceeds from investing activities reflecting $378.0 million from marketable debt securities. There was $343.2 million in net proceeds from sales of marketable securities in the first nine months of 2018 versus $34.8 million in net purchases of marketable debt securities in 2017. In addition, there were higher proceeds from asset disposals of $133.7 million.

Financing activities:  Cash used in financing activities decreased by $305.6 million to $63.7 million for the first nine months of 2018 from $369.3 million in 2017. In the first nine months of 2018, the Company issued $2.09 billion of term debt, repaid term debt of $1.40 billion and increased its outstanding commercial paper and short-term bank loans by $99.9 million. In the first nine months of 2017, the Company issued $1.37 billion of term debt, repaid term debt of $1.56 billion and increased its outstanding commercial paper and short-term bank loans by $261.9 million. This resulted in cash provided by borrowing activities of $782.9 million in the first nine months of 2018, $710.0 million higher than the cash provided in borrowing activities of $72.9 million in 2017. The Company paid $706.6 million in dividends in the first nine months of 2018 compared to $470.4 million in 2017 due to a higher special dividend paid in January 2018. In the first nine months of 2018, the Company repurchased 2.4 million shares of common stock for $153.2 million. There were no stock repurchases in 2017.

Credit Lines and Other

The Company has line of credit arrangements of $3.52 billion, of which $3.25 billion were unused at September 30, 2018. Included in these arrangements are $3.0 billion of syndicated bank facilities, of which $1.0 billion expires in June 2019, $1.0 billion expires in June 2022 and $1.0 billion expires in June 2023. The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the first nine months ended September 30, 2018.

On July 9, 2018, PACCAR’s Board of Directors approved the repurchase of up to $300.0 million of the Company’s outstanding common stock, and as of September 30, 2018, $59.0 million of shares have been repurchased pursuant to the 2018 authorization.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for property, plant and equipment in the first nine months of 2018 were $292.1 million compared to $270.2 million for the same period of 2017. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $6.01 billion, and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2018, capital investments are expected to be $425 to $475 million and R&D is expected to be $300 to $310 million. In 2019, capital investments are projected to be $525 to $575 million and R&D is expected to be $300 to $330 million. The Company is investing in new truck models, integrated powertrains including diesel, electric, hybrid, and hydrogen fuel cell technologies, aerodynamic truck designs, advanced driver assistance systems, enhanced manufacturing and parts distribution facilities and innovative aftermarket support programs.

The Company conducts business in certain countries which have been experiencing or may experience significant financial stress, fiscal or political strain and are subject to the corresponding potential for default. The Company routinely monitors its financial exposure to global financial conditions, global counterparties and operating environments. As of September 30, 2018, the Company’s exposures in such countries were insignificant.

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

PACCAR Inc – Form 10-Q

The Company issues commercial paper for a portion of its funding in its Financial Services segment. Some of this commercial paper is converted to fixed interest rate debt through the use of interest-rate swaps, which are used to manage interest-rate risk.

In November 2015, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of September 30, 2018 was $5.00 billion. The registration expires in November 2018 and does not limit the principal amount of debt securities that may be issued during that period. PFC intends to renew the registration prior to its expiration.

As of September 30, 2018, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.33 billion available for issuance under a €2.50 billion medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2018 and is renewable annually through the filing of new listing particulars.

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At September 30, 2018, 6.40 billion pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty Ltd (PFPL), registered a medium-term note program.  The program does not limit the principal amount of debt securities that may be issued under the program.  The total amount of medium-term notes outstanding for PFPL as of September 30, 2018 was 150.0 million Australian dollars.

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

There were no material changes in the Company’s market risk during the nine months ended September 30, 2018. For additional information, refer to Item 7A as presented in the 2017 Annual Report on Form 10‑K.

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

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the nine months ended September 30, 2018.

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

ITEM 1A.RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2017 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2018.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the nine months ended September 30, 2018.

(c)	Issuer purchases of equity securities.

On September 23, 2015, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock.  As of June 1, 2018, all of the authorized shares had been repurchased under this plan.  On July 9, 2018, the Company’s Board of Directors approved a plan to repurchase up to $300.0 million of the Company’s outstanding common stock, and as of September 30, 2018, the Company has repurchased .9 million shares for $59.0 million under this plan. The following are details of repurchases made under the plan for the third quarter of 2018:

			Maximum Dollar
	Total Number of	Average	Value that May Yet
	Shares	Price Paid	be Purchased
Period	Purchased	per Share	Under This Plan
July 1-31, 2018	150,000	$65.82	$290,126,880
August 1-31, 2018	756,100	$65.02	$240,966,820
September 1-30, 2018			$240,966,820
Total	906,100	$65.15	$240,966,820

PACCAR Inc – Form 10-Q

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2016	3(i)	001-14817

(ii)		Bylaws:

		Fifth Amended and Restated Bylaws of PACCAR Inc	10-K	February 21, 2018	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(c)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(d)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

	(e)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2016	10-K	February 21, 2017	4(i)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 10, 2017	10-Q	August 4, 2017	4(h)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2018	10-Q	August 3, 2018	4(h)	001-14817

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

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	Appendix A	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

(f)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

(g)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (effective 01/01/16)	10-Q	August 6, 2015	10(i)	001-14817

(h)	PACCAR Inc Long Term Incentive Plan	8-K	September 19, 2016	10(j)	001-14817

(i)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

(j)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

(k)	PACCAR Inc Long Term Incentive Plan, 2014 Form of Nonstatutory Stock Option Agreement	10-Q	August 7, 2013	10(l)	001-14817

(l)	PACCAR Inc Long Term Incentive Plan, 2016 Restricted Stock Award Agreement	10-Q	August 6, 2015	10(q)	001-14817

(m)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

(n)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	8-K	May 16, 2007	10.1	001-14817

(o)

Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities

		10-Q	October 27, 2008	10(o)	001-14817

(p)

Second Amendment to Memorandum of Understanding dated as of September 26, 2013, by and among PACCAR Engine Company, the Mississippi Development Authority and the Mississippi Major Economic Impact Authority

		10-Q	November 7, 2013	10(u)	001-14817

(q)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Deferred Restricted Stock Unit Grant Agreement	10-K	February 26, 2015	10(t)	001-14817

(r)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Restricted Stock Grant Agreement	10-K	February 26, 2015	10(u)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	November 2, 2018	By	/s/ M. T. Barkley
M. T. Barkley
Senior Vice President and Controller
(Authorized Officer and Chief Accounting Officer)