Form 10-K
period 2018-12-31
PACCAR INC
filed 2019-02-21
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018:

Common Stock, $1 par value ‑ $21.44 billion

The number of shares outstanding of the registrant's classes of common stock, as of January 31, 2019:

Common Stock, $1 par value – 346,718,291 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on April 30, 2019 are incorporated by reference into Part III.

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

(b)	Financial Information About Industry Segments and Geographic Areas

Information about the Company’s industry segments and geographic areas in response to Items 101(b), (c)(1)(i), and (d) of Regulation S-K appears in Item 8, Note S, of this Form 10-K.

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

TRUCKS

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. The Company also manufactures engines, primarily for use in the Company’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington; Ste. Therese, Canada and Mexicali, Mexico. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada and Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF COE trucks assembled in the United Kingdom (U.K.) by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the U.K. PACCAR competes in the Brazilian heavy truck market with DAF models assembled at Ponta Grossa in the state of Paraná, Brasil. PACCAR competes in the Australian medium and heavy truck markets with Kenworth conventional and certain DAF COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models primarily assembled in the U.K. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounted for 77% of total 2018 net sales and revenues.

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

The Company’s trucks have a reputation for high quality products, most of which are ordered by dealers according to customer specifications. Some units are ordered by dealers for stocking to meet the needs of certain customers who require immediate delivery or for customers that require chassis to be fitted with specialized bodies. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures PACCAR engines and axles and a higher percentage of other components for its heavy truck models. The Company also manufactures engines at its Columbus, Mississippi facility. In 2018, the Company installed PACCAR engines in 41% of the Company’s Kenworth and Peterbilt heavy‑duty trucks in the U.S. and Canada and substantially all of the DAF heavy-duty trucks sold throughout the world. Engines not manufactured by the Company are purchased from Cummins Inc. (Cummins). The Company purchased a significant portion of its transmissions from Eaton Corporation Plc. (Eaton) and ZF Friedrichshafen AG (ZF). The Company also purchased a significant portion of North America stampings used for cabs from Magna International Inc. (Magna). The Company has long-term agreements with Cummins, Eaton, ZF and Magna to provide for continuity of supply. A loss of supply from Cummins, Eaton, ZF or Magna, and the resulting interruption in the production of trucks, would have a material effect on the Company’s results. Purchased materials and parts include raw materials, partially processed materials, such as castings, and finished components manufactured by independent suppliers. Raw materials, partially processed materials and finished components make up approximately 90% of the cost of new trucks. The value of major finished truck components manufactured by independent suppliers ranges from approximately 30% in Europe to approximately 87% in North America. In addition to materials, the Company’s cost of sales includes labor and factory overhead, vehicle delivery and warranty. Accordingly, except for certain factory overhead costs such as depreciation, property taxes and utilities, the Company’s cost of sales are highly correlated to sales.

The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 3% of consolidated revenues in 2018. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would require the Company to either contract for an alternative source of supply or to manufacture cabs itself.

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

There are four principal competitors in the U.S. and Canada commercial truck market. The Company’s share of the U.S. and Canadian Class 8 market was 29.4% of retail sales in 2018, and the Company’s medium-duty market share was 17.7%. In Europe, there are six principal competitors in the commercial truck market, including parent companies to two competitors of the Company in the U.S. In 2018, DAF had a 16.6% share of the European heavy-duty market and a 9.0% share of the light/medium market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

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

The Company had a total production backlog of $14.7 billion at the end of 2018. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90‑day backlog approximated $4.5 billion at December 31, 2018, $4.0 billion at December 31, 2017 and $2.1 billion at December 31, 2016. Production of the year-end 2018 backlog is expected to be substantially completed during 2019.

PARTS

The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles to over 2,200 Kenworth, Peterbilt and DAF dealers in 103 countries around the world. Aftermarket truck parts are sold and delivered to the Company’s independent dealers through the Company’s 18 strategically located parts distribution centers (PDCs) in the U.S., Canada, Europe, Australia, Mexico and Central and South America. Parts are primarily purchased from various suppliers and also manufactured by the Company. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 16% of total 2018 net sales and revenues.

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

FINANCIAL SERVICES

PACCAR Financial Services (PFS) operates in 24 countries in North America, Europe, Australia and South America through wholly owned finance companies operating under the PACCAR Financial trade name. PFS also conducts full service leasing operations through operating divisions or wholly owned subsidiaries in North America, Germany and Australia under the PacLease trade name. Selected dealers in North America are franchised to provide full service leasing. PFS provides its franchisees with equipment financing and administrative support. PFS also operates its own full service lease outlets. PFS’s retail loan and lease customers consist of small, medium and large commercial trucking companies, independent owner/operators and other businesses and acquire their PACCAR trucks principally from independent PACCAR dealers. PFS accounted for 6% of total net sales and revenues and 57% of total assets in 2018.

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

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in public and private offerings and, to a lesser extent, bank loans. An additional source of funds is loans from other PACCAR companies. PFS matches the maturity and interest rate characteristics of its debt with the maturity and interest rate characteristics of loans and leases.

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

The revenue earned on loans and leases depends on market interest and lease rates and the ability of PFS to differentiate itself from the competition by superior industry knowledge and customer service. Dealer inventory loans have variable rates with rates reset monthly based on an index pertaining to the applicable local market. Retail loan and lease contracts normally have fixed rates over the contract term. PFS obtains funds either through fixed rate borrowings or through variable rate borrowings, a portion of which have been effectively converted to fixed rate through the use of interest-rate contracts. This enables PFS to obtain a stable spread between the cost of borrowing and the yield on fixed rate contracts over the contract term. Included in Financial Services cost of revenues is depreciation on equipment on operating leases. The amount of depreciation on operating leases principally depends on the acquisition cost of leased equipment, the term of the leases, which generally ranges from three to five years, and the residual value of the leases, which generally ranges from 30% to 70%. The margin earned is the difference between the revenues on loan and lease contracts and the direct costs of operation, including interest and depreciation.

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

OTHER BUSINESSES

Other businesses include the manufacturing of industrial winches in two U.S. plants and marketing them under the Braden, Carco and Gearmatic nameplates. The markets for these products are highly competitive, and the Company competes with a number of well established firms. Sales of industrial winches were less than 1% of total net sales and revenues in 2018, 2017 and 2016.

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

EMPLOYEES

On December 31, 2018, the Company had approximately 28,000 employees.

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

Information Technology. The Company relies on information technology systems and networks to process, transmit and store electronic information, and to manage or support a variety of its business processes and activities. These computer systems and networks may be subject to disruptions during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses; or outside parties attempting to disrupt the Company’s business or gain unauthorized access to the Company’s electronic data. The Company maintains and continues to invest in protections to guard against such events. Examples of these protections include conducting third-party penetration tests, implementing software detection and prevention tools, event monitoring, and disaster recoverability. Additionally the Company maintains a cybersecurity insurance policy. Despite these safeguards, there remains a risk of system disruptions, unauthorized access and data loss.

If the Company’s computer systems were to be damaged, disrupted or breached, it could impact data availability and integrity, result in a theft of the Company’s intellectual property or lead to unauthorized disclosure of confidential information of the Company’s customers, suppliers and employees. Security breaches could also result in a violation of U.S. and international privacy and other laws and subject the Company to various litigations and governmental proceedings. These events could have an adverse impact on the Company’s results of operations and financial condition, damage its reputation, disrupt operations and negatively impact competitiveness in the marketplace.

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

U.K. Exit from the European Union. In March 2017, the United Kingdom (U.K.) invoked Article 50 of their treaty with the European Union signaling their intent to leave the EU. Under the EU Treaty the U.K. had two years to negotiate terms of their exit with the EU. Although a preliminary agreement between the EU and the U.K. Government was made, it was not ratified by the U.K. Parliament. If the terms of the exit from the EU are not agreed by March 29, 2019, it is anticipated that the standard trade protocols of the World Trade Organization (WTO) would become effective (“Hard Brexit”).

The Company manufactures medium- and heavy-duty DAF trucks in the U.K. which are sold primarily in the U.K. and to a lesser extent in Europe and other world markets. In 2018, approximately 10% of the Company’s worldwide truck production was manufactured in the U.K. Most of the truck components used in the manufacturing of trucks in the U.K., as well as aftermarket parts are sourced from the EU. In the event of a Hard Brexit, it is anticipated that there would be an increase in tariffs from truck components and parts from the EU which would increase the cost of all trucks and parts in the U.K. It is expected that there would also be an increase in tariffs on trucks sold from the U.K. to the EU which would lead to higher costs for trucks imported from the U.K into the EU. The imposition of tariffs and border controls would most likely lead to longer lead times in the supply chain from the EU and the U.K. In the event of a Hard Brexit, the Company anticipates that after a period of time, changes would be made to the supply chain to minimize the effects of tariffs and delays. The higher cost of trucks and parts may impact manufacturing and parts sales and margins which could have an adverse impact on the Company’s results of operations.

Environmental Regulations. The Company’s operations are subject to environmental laws and regulations that impose significant compliance costs. The Company could experience higher research and development and manufacturing costs due to changes in government requirements for its products, including changes in emissions, fuel, greenhouse gas or other regulations.

Litigation, Product Liability and Regulatory. The Company’s products are subject to recall for environmental, performance and safety-related issues. Product recalls, lawsuits, regulatory actions or increases in the reserves the Company establishes for contingencies may increase the Company’s costs and lower profits. Due to the international nature of the Company’s business, some products are also subject to international trade regulations, including customs and import / export related laws and regulations, government embargoes and sanctions prohibiting sales to specific persons or countries, as well as anti-corruption laws. The Company’s reputation and its brand names are valuable assets, and claims or regulatory actions, even if unsuccessful or without merit, could adversely affect the Company’s reputation and brand images because of adverse publicity.

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

Accounting Estimates. In the preparation of the Company’s financial statements in accordance with U.S. generally accepted accounting principles, management uses estimates and makes judgments and assumptions that affect asset and liability values and the amounts reported as income and expense during the periods presented. Certain of these estimates, judgments and assumptions, such as residual values on operating leases, the allowance for credit losses and product warranty are particularly sensitive. If actual results are different from estimates used by management, they may have a material impact on the financial statements. For additional disclosures regarding accounting estimates, see “Critical Accounting Policies” under Item 7 of this Form 10-K.

Taxes. Changes in statutory income tax rates in the countries in which the Company operates impact the Company’s effective tax rate. Changes to other taxes or the adoption of other new tax legislation could affect the Company’s provision for income taxes and related tax assets and liabilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company and its subsidiaries own and operate manufacturing plants in five U.S. states, three countries in Europe, and in Australia, Brasil, Canada and Mexico. The Company also has 18 parts distribution centers, many sales and service offices, and finance and administrative offices which are operated in owned or leased premises in these and other locations. Facilities for product testing and research and development are located in the state of Washington and the Netherlands. The Company also has an innovation center in Sunnyvale, California. The Company's corporate headquarters is located in owned premises in Bellevue, Washington. The Company considers all of the properties used by its businesses to be suitable for their intended purposes.

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

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF. Following the settlement, claims and lawsuits have been filed against the Company, DAF and certain DAF subsidiaries and other truck manufacturers. Others may bring EC-related claims and lawsuits against the Company or its subsidiaries. While the Company believes it has meritorious defenses, such claims and lawsuits will likely take a significant period of time to resolve. An adverse outcome of such proceedings could have a material impact on the Company’s results of operations.

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

Market Information, Holders and Dividends.

Common stock of the Company is traded on the NASDAQ Global Select Market under the symbol PCAR. The table below reflects the range of trading prices as reported by The NASDAQ Stock Market LLC and cash dividends declared.  There were 1,529 record holders of the common stock at December 31, 2018.

	2018			2017
	DIVIDENDS	STOCK PRICE		DIVIDENDS	STOCK PRICE
QUARTER	DECLARED	HIGH	LOW	DECLARED	HIGH	LOW
First	$.25	$79.69	$62.82	$.24	$70.12	$64.61
Second	.28	71.58	60.36	.25	69.17	61.93
Third	.28	72.89	59.82	.25	73.29	62.72
Fourth	.28	70.76	53.43	.25	75.68	66.33
Year-End Extra	2.00			1.20

The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2018 regarding compensation plans under which PACCAR equity securities are authorized for issuance.

	Number of Securities Granted and to be Issued on Exercise of Outstanding Options and Other Rights	Weighted-average Exercise Price of Outstanding Options	Securities Available for Future Grant
Stock compensation plans approved by stockholders	4,651,569	$55.32	13,290,737

All stock compensation plans have been approved by the stockholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 371,163 shares that represent deferred cash awards payable in stock. The weighted-average exercise price does not include the securities that represent deferred cash awards.

Securities available for future grant are authorized under the following two plans: (i) 12,573,894 shares under the LTI Plan, and (ii) 716,843 shares under the RSDC Plan.

Stockholder Return Performance Graph.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, to the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the return of the industry peer groups of companies identified in the graph (the “Peer Group Index”) for the last five fiscal years ended December 31, 2018. Standard & Poor’s has calculated a return for each company in the Peer Group Index weighted according to its respective capitalization at the beginning of each period with dividends reinvested on a monthly basis. Management believes that the identified companies and methodology used in the graph for the Peer Group Index provide a better comparison than other indices available. The Peer Group Index consists of AGCO Corporation, Caterpillar Inc., Cummins Inc., Dana Incorporated, Deere & Company, Eaton Corporation, Meritor Inc., Navistar International Corporation, Oshkosh Corporation, AB Volvo and CNH Industrial N.V. The comparison assumes that $100 was invested December 31, 2013, in the Company’s common stock and in the stated indices and assumes reinvestment of dividends.

	2013	2014	2015	2016	2017	2018
PACCAR Inc	100	118.19	86.13	119.19	136.84	115.76
S&P 500 Index	100	113.69	115.26	129.05	157.22	150.33
Peer Group Index	100	95.92	75.27	107.38	163.73	134.55

(b)	Use of Proceeds from Registered Securities.

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On September 23, 2015, the Company’s Board of Directors approved a plan to repurchase up to $300 million of the Company’s outstanding common stock. As of June 1, 2018, all of the authorized shares had been repurchased under this plan. On July 9, 2018, the Company’s Board of Directors approved a plan to repurchase up to an additional $300 million of the Company’s outstanding common stock, and as of December 31, 2018, $260.1 million of shares had been repurchased under this plan. On December 4, 2018, the Company’s Board of Directors approved a plan to repurchase an additional $500 million of PACCAR’s outstanding common stock effective upon completion of the prior plan. The following are the details of repurchases made for the fourth quarter of 2018:

	Total Number of	Average	Maximum Dollar
	Shares	Price Paid	Value that May Yet
Period	Purchased	per Share	be Purchased
October 1-31, 2018	400,000	$56.32	$218,438,860
November 1-30, 2018	1,571,368	$59.59	$124,806,167
December 1-31, 2018	1,500,000	$56.58	$539,930,977
Total	3,471,368	$57.91	$539,930,977

ITEM 6.	SELECTED FINANCIAL DATA.

	2018	2017	2016	2015	2014
	(millions except per share data)
Truck, Parts and Other Net Sales and Revenues	$22,138.6	$18,187.5	$15,846.6	$17,942.8	$17,792.8
Financial Services Revenues	1,357.1	1,268.9	1,186.7	1,172.3	1,204.2
Total Revenues	$23,495.7	$19,456.4	$17,033.3	$19,115.1	$18,997.0

Net Income	$2,195.1	$1,675.2	$521.7	$1,604.0	$1,358.8
Adjusted Net Income *		1,501.8	1,354.7

Net Income Per Share:
Basic	6.25	4.76	1.49	4.52	3.83
Diluted	6.24	4.75	1.48	4.51	3.82
Adjusted Diluted *		4.26	3.85

Cash Dividends Declared Per Share	3.09	2.19	1.56	2.32	1.86

Total Assets:
Truck, Parts and Other	11,082.8	10,237.9	8,444.1	8,855.2	8,701.5
Financial Services	14,399.6	13,202.3	12,194.8	12,254.6	11,917.3

Financial Services Debt	9,950.5	8,879.4	8,475.2	8,591.5	8,230.6
Stockholders' Equity	8,592.9	8,050.5	6,777.6	6,940.4	6,753.2

*	See Reconciliation of GAAP to Non-GAAP Financial Measures for 2017 and 2016 on pages 33-34 and see Note L on page 62.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

2018 Financial Highlights

•	Worldwide net sales and revenues were a record $23.50 billion in 2018 compared to $19.46 billion in 2017 due to record revenues in the Truck, Parts and Financial Services segments.
•	Truck sales were $18.19 billion in 2018 compared to $14.77 billion in 2017 primarily due to higher truck deliveries in all of the Company’s primary markets.
•	Parts sales were a record $3.84 billion in 2018 compared to $3.33 billion in 2017 reflecting higher demand in all markets.
•	Financial Services revenues were $1.36 billion in 2018 compared to $1.27 billion in 2017. The increase was primarily due to higher average earning asset balances and higher interest rates.
•

In 2018, PACCAR earned net income for the 80th consecutive year. Net income was a record $2.20 billion ($6.24 per diluted share) compared to $1.68 billion ($4.75 per diluted share) in 2017, which included a one-time net tax benefit of $173.4 million from the Tax Cuts and Jobs Act (“the Tax Act”). Excluding this one-time net tax benefit, the Company earned adjusted net income (non-GAAP) of $1.50 billion ($4.26 per diluted share) in 2017. See Reconciliation of GAAP to Non-GAAP Financial Measures on pages 33-34.

•

Capital investments were $437.1 million in 2018 compared to $433.1 million in 2017, reflecting additional investments in the Company’s manufacturing facilities, new product development and enhanced aftermarket support.

•

After-tax return on beginning equity (ROE) was 27.3% in 2018 compared to 24.7% in 2017. Excluding the one-time net tax benefit, adjusted ROE (non-GAAP) was 22.2% in 2017. See Reconciliation of GAAP to Non-GAAP Financial Measures on pages 33-34.

•	Research and development (R&D) expenses were $306.1 million in 2018 compared to $264.7 million in 2017.

Peterbilt launched its new Model 579 UltraLoft in the first quarter of 2018, which offers customers a high-roof, integrated cab and sleeper that enhances driver comfort and operational efficiency. The UltraLoft dimensions represent an 18% increase in interior space giving drivers best-in-class living quarters. The Model 579 UltraLoft is an excellent tractor for long-haul routes, team driving and driver training.

Kenworth introduced the W990 in the third quarter of 2018. This new conventional truck is designed to maximize performance in many customer applications including over-the-road and vocational. The Kenworth model W990 features the PACCAR MX-13 engine rated up to 510-hp and 1,850 lb-ft of torque, the 12-speed PACCAR automated transmission, PACCAR tandem rear axles, and the Kenworth TruckTech+ connected truck system.

DAF highlighted its leadership in fuel efficiency and advanced powertrain technology by displaying a full range of innovative vehicles at the IAA truck show in Hannover, Germany. DAF showcased its CF Electric and LF Electric heavy- and medium-duty urban distribution vehicles. DAF also presented its CF Hybrid vehicle with the PACCAR MX-11 engine that delivers zero emissions in urban areas.

PACCAR Parts continues to add global parts distribution capacity to deliver industry-leading availability and to support the growth of PACCAR MX engine parts sales and the global fleet service program. A new 160,000 square-foot distribution center in Toronto, Ontario, Canada opened in October 2018.

PACCAR has been honored as a global leader in environmental practices by environmental reporting firm CDP, earning recognition on the 2018 CDP Climate Change A List. Every year, over 6,000 companies disclose data about their environmental impacts, risks and opportunities to CDP for independent assessment. Reporting companies receive scores of A to D- rating their effectiveness in tackling climate change and other environmental issues. PACCAR earned a CDP score of “A”, which places PACCAR in the top 2% of reporting companies.

In January 2019, PACCAR displayed innovative electric and hydrogen fuel cell trucks at the CES 2019 show in Las Vegas, Nevada. CES is one of the world’s largest showcases for technological innovation. PACCAR exhibited three zero emission vehicles: a battery-electric Peterbilt Model 579EV; a battery-electric Peterbilt Model 220EV; and a hydrogen fuel cell electric Kenworth T680 developed in collaboration with Toyota. These trucks are designed for a range of customer applications, including over-the-road transportation, port operations and urban distribution. PACCAR was the only commercial vehicle manufacturer displaying trucks at CES.

Truck Outlook

Truck industry retail sales in the U.S. and Canada in 2019 are expected to increase to 285,000 to 315,000 units compared to 284,800 in 2018. In Europe, the 2019 truck industry registrations for over 16-tonne vehicles are expected to be 290,000 to 320,000 units compared to 318,800 in 2018. In South America, heavy-duty truck industry sales in 2019 are estimated to increase to 100,000 to 110,000 units compared to 88,500 units in 2018.

Parts Outlook

In 2019, PACCAR Parts sales are expected to grow 5-8% compared to 2018 sales.

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2019 are expected to increase 3-5% compared to 2018. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline.

Capital Spending and R&D Outlook

Capital investments in 2019 are expected to be $525 to $575 million, and R&D is expected to be $320 to $350 million. The Company is investing for long-term growth in new truck models, integrated powertrains including zero emission electrification and hydrogen fuel cell technologies, enhanced aerodynamic truck designs, advanced driver assistance systems and truck connectivity, and expanded manufacturing and parts distribution facilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the years ended December 31, 2018, 2017 and 2016 are presented below. The balances for 2017 and 2016 have been restated to reflect the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Refer to Note A in the Notes to Consolidated Financial Statements for additional details.

($ in millions, except per share amounts)
Year Ended December 31,	2018	2017	2016
Net sales and revenues:
Truck	$18,187.0	$14,774.8	$12,767.3
Parts	3,838.9	3,327.0	3,005.7
Other	112.7	85.7	73.6
Truck, Parts and Other	22,138.6	18,187.5	15,846.6
Financial Services	1,357.1	1,268.9	1,186.7
	$23,495.7	$19,456.4	$17,033.3
Income (loss) before income taxes:
Truck	$1,672.1	$1,253.8	$1,107.4
Parts	768.6	610.0	542.1
Other*	2.7	12.5	(852.4)
Truck, Parts and Other	2,443.4	1,876.3	797.1
Financial Services	305.9	261.7	305.7
Investment income	60.9	35.3	27.6
Income taxes **	(615.1)	(498.1)	(608.7)
Net Income	$2,195.1	$1,675.2	$521.7
Diluted earnings per share	$6.24	$4.75	$1.48
After-tax return on revenues	9.3%	8.6%	3.1%
Adjusted after-tax return on revenues (non-GAAP)***		7.7%	8.0%

*	In 2016, Other includes the EC charge of $833.0 million. See Note L in the Notes to Consolidated Financial Statements.
**	In 2017, Income taxes include a one-time benefit of $173.4 million from the Tax Act.
***	See Reconciliation of GAAP to non-GAAP Financial Measures on pages 33-34.

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

2018 Compared to 2017:

Truck

The Company’s Truck segment accounted for 77% of revenues in 2018 compared to 76% in 2017.

The Company’s new truck deliveries are summarized below:

Year Ended December 31,	2018	2017	% CHANGE
U.S. and Canada	105,300	84,200	25
Europe	63,800	57,100	12
Mexico, South America, Australia and other	20,000	17,600	14
Total units	189,100	158,900	19

In 2018, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 284,800 units from 218,400 units in 2017. The Company’s heavy-duty truck retail market share was 29.4% in 2018 compared to 30.7% in 2017. The medium-duty market was 98,000 units in 2018 compared to 81,900 units in 2017. The Company’s medium-duty market share was 17.7% in 2018 compared to 17.1% in 2017.

The over 16‑tonne truck market in Europe in 2018 increased to 318,800 units from 306,100 units in 2017, and DAF’s market share was 16.6% in 2018 compared to 15.3% in 2017. The 6 to 16‑tonne market in 2018 decreased to 51,900 units from 52,600 units in 2017. DAF’s market share in the 6 to 16-tonne market in 2018 was 9.0% compared to 10.5% in 2017.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Year Ended December 31,	2018	2017	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$11,357.0	$8,775.2	29
Europe	4,808.4	4,254.9	13
Mexico, South America, Australia and other	2,021.6	1,744.7	16
	$18,187.0	$14,774.8	23
Truck income before income taxes	$1,672.1	$1,253.8	33
Pre-tax return on revenues	9.2%	8.5%

The Company’s worldwide truck net sales and revenues increased to $18.19 billion in 2018 from $14.77 billion in 2017, primarily reflecting higher truck deliveries in all of the Company’s primary markets. Truck segment income before income taxes and pre-tax return on revenues increased in 2018, reflecting the higher truck unit deliveries and higher gross margins.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between 2018 and 2017 for the Truck segment are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2017	$14,774.8	$13,111.1	$1,663.7
Increase (decrease)
Truck delivery volume	2,955.7	2,458.9	496.8
Average truck sales prices	377.0		377.0
Average per truck material, labor and other direct costs		303.0	(303.0)
Factory overhead and other indirect costs		109.7	(109.7)
Extended warranties, operating leases and other	(72.9)	(76.5)	3.6
Currency translation	152.4	133.3	19.1
Total increase	3,412.2	2,928.4	483.8
2018	$18,187.0	$16,039.5	$2,147.5

•

Truck sales volume primarily reflects higher truck deliveries in the U.S. and Canada ($2,305.0 million sales and $1,890.7 million cost of sales) and Europe ($394.5 million sales and $333.0 million cost of sales).

•	Average truck sales prices increased sales by $377.0 million, primarily due to higher price realization in North America and Europe.
•	Average cost per truck increased cost of sales by $303.0 million, primarily reflecting higher material costs.
•

Factory overhead and other indirect costs increased $109.7 million, primarily due to higher salaries and related expenses ($57.9 million) and higher supplies and maintenance costs ($47.5 million) to support increased truck production.

•

Extended warranties, operating leases and other decreased revenues by $72.9 million and cost of sales by $76.5 million, primarily due to lower revenues and costs from operating leases. The decrease was partially offset by higher revenues and costs from service contracts.

•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar.
•	Truck gross margins increased to 11.8% in 2018 from 11.3% in 2017, primarily due to the factors noted above.

Truck selling, general and administrative expenses (SG&A) for 2018 increased to $248.3 million from $216.0 million in 2017. The increase was primarily due to higher professional fees ($20.1 million) and higher salaries and related expenses ($10.6 million). As a percentage of sales, Truck SG&A decreased to 1.4% in 2018 from 1.5% in 2017 due to higher net sales.

Parts

The Company’s Parts segment accounted for 16% of revenues in 2018 compared to 17% in 2017.

($ in millions)
Year Ended December 31,	2018	2017	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$2,545.1	$2,175.0	17
Europe	921.4	801.0	15
Mexico, South America, Australia and other	372.4	351.0	6
	$3,838.9	$3,327.0	15
Parts income before income taxes	$768.6	$610.0	26
Pre-tax return on revenues	20.0%	18.3%

The Company’s worldwide parts net sales and revenues increased to a record $3.84 billion in 2018 from $3.33 billion in 2017, due to higher aftermarket demand and successful marketing programs in all markets. The increase in Parts segment income before income taxes and pre-tax return on revenues in 2018 was primarily due to higher sales volume.

The major factors for the changes in net sales, cost of sales and gross margin between 2018 and 2017 for the Parts segment are as follows:

	NET	COST	GROSS
($ in millions)	SALES	OF SALES	MARGIN
2017	$3,327.0	$2,445.8	$881.2
Increase (decrease)
Aftermarket parts volume	369.8	224.7	145.1
Average aftermarket parts sales prices	107.5		107.5
Average aftermarket parts direct costs		83.2	(83.2)
Warehouse and other indirect costs		18.4	(18.4)
Currency translation	34.6	21.4	13.2
Total increase	511.9	347.7	164.2
2018	$3,838.9	$2,793.5	$1,045.4

•	Aftermarket parts sales volume increased by $369.8 million and related cost of sales increased by $224.7 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $107.5 million, primarily due to higher price realization in the U.S. and Canada and Europe.
•	Average aftermarket parts direct costs increased $83.2 million due to higher material costs.
•	Warehouse and other indirect costs increased $18.4 million, primarily due to higher salaries and related expenses and higher maintenance costs.
•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar.
•	Parts gross margins in 2018 increased to 27.2% from 26.5% in 2017 due to the factors noted above.

Parts SG&A expense for 2018 was $206.2 million compared to $197.6 million in 2017 primarily due to higher salaries and related expenses and the effects of currency translation, partially offset by lower sales and marketing costs. As a percentage of sales, Parts SG&A was 5.4% in 2018, down from 5.9% in 2017, due to higher net sales.

Financial Services

The Company’s Financial Services segment accounted for 6% of revenues in 2018 compared to 7% in 2017.

($ in millions)
Year Ended December 31,	2018	2017	% CHANGE
New loan and lease volume:
U.S. and Canada	$3,076.7	$2,450.7	26
Europe	1,364.5	1,107.7	23
Mexico, Australia and other	792.1	769.7	3
	$5,233.3	$4,328.1	21
New loan and lease volume by product:
Loans and finance leases	$4,177.3	$3,330.2	25
Equipment on operating lease	1,056.0	997.9	6
	$5,233.3	$4,328.1	21
New loan and lease unit volume:
Loans and finance leases	40,500	33,500	21
Equipment on operating lease	10,300	9,700	6
	50,800	43,200	18
Average earning assets:
U.S. and Canada	$7,815.4	$7,351.9	6
Europe	3,364.9	2,937.7	15
Mexico, Australia and other	1,749.9	1,613.0	8
	$12,930.2	$11,902.6	9
Average earning assets by product:
Loans and finance leases	$8,094.4	$7,407.5	9
Dealer wholesale financing	1,847.1	1,601.2	15
Equipment on lease and other	2,988.7	2,893.9	3
	$12,930.2	$11,902.6	9
Revenues:
U.S. and Canada	$763.8	$734.0	4
Europe	352.6	306.8	15
Mexico, Australia and other	240.7	228.1	6
	$1,357.1	$1,268.9	7
Revenues by product:
Loans and finance leases	$425.2	$375.2	13
Dealer wholesale financing	72.5	55.9	30
Equipment on lease and other	859.4	837.8	3
	$1,357.1	$1,268.9	7
Income before income taxes	$305.9	$261.7	17

New loan and lease volume was a record $5.23 billion in 2018 compared to $4.33 billion in 2017, primarily due to higher truck deliveries in 2018. PFS finance market share of new PACCAR truck sales was 23.9% in 2018 compared to 24.9% in 2017.

PFS revenues increased to $1.36 billion in 2018 from $1.27 billion in 2017. The increase was primarily due to revenue on higher average earning assets and higher portfolio yields reflecting higher market interest rates in North America. The effects of currency translation increased PFS revenues by $10.9 million in 2018.

PFS income before income taxes increased to $305.9 million in 2018 from $261.7 million in 2017, primarily due to higher average earning asset balances and higher results on returned lease assets.

Included in Financial Services “Other Assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $226.4 million at December 31, 2018 and $221.7 million at December 31, 2017. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

The Company recognized losses on used trucks, excluding repossessions, of $35.4 million in 2018 compared to $45.1 million in 2017, including losses on multiple unit transactions of $20.2 million in 2018 compared to $29.2 million in 2017. Used truck losses related to repossessions, which are recognized as credit losses, were $.9 million and $5.1 million in 2018 and 2017, respectively.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between 2018 and 2017 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
2017	$431.1	$149.6	$281.5
Increase (decrease)
Average finance receivables	45.1		45.1
Average debt balances		13.5	(13.5)
Yields	21.0		21.0
Borrowing rates		23.9	(23.9)
Currency translation and other	.5	(.1)	.6
Total increase	66.6	37.3	29.3
2018	$497.7	$186.9	$310.8

•

Average finance receivables increased $845.3 million (excluding foreign exchange effects) in 2018 as a result of retail portfolio new business volume exceeding collections and higher dealer wholesale balances.

•

Average debt balances increased $666.7 million (excluding foreign exchange effects) in 2018. The higher average debt balances reflect funding for a higher average earning assets portfolio, which includes loans, finance leases, wholesale and equipment on operating lease.

•	Higher portfolio yields (5.0% in 2018 compared to 4.8% in 2017) increased interest and fees by $21.0 million. The higher portfolio yields were primarily due to higher market rates in North America.
•	Higher borrowing rates (2.0% in 2018 compared to 1.7% in 2017) were primarily due to higher debt market rates in North America.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Year Ended December 31,	2018	2017
Operating lease and rental revenues	$826.0	$784.6
Used truck sales and other	33.4	53.2
Operating lease, rental and other revenues	$859.4	$837.8

Depreciation of operating lease equipment	$588.2	$587.4
Vehicle operating expenses	121.5	99.6
Cost of used truck sales and other	18.3	40.5
Depreciation and other expenses	$728.0	$727.5

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between 2018 and 2017 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
2017	$837.8	$727.5	$110.3
(Decrease) increase
Used truck sales	(20.5)	(21.9)	1.4
Results on returned lease assets		(11.5)	11.5
Average operating lease assets	15.7	12.6	3.1
Revenue and cost per asset	16.0	12.0	4.0
Currency translation and other	10.4	9.3	1.1
Total increase	21.6	.5	21.1
2018	$859.4	$728.0	$131.4

•	A lower sales volume of used trucks received on trade decreased operating lease, rental and other revenues by $20.5 million and decreased depreciation and other expenses by $21.9 million.
•	Results on returned lease assets decreased depreciation and other expenses by $11.5 million, primarily due to lower losses on sales of returned lease units.
•	Average operating lease assets increased $49.4 million (excluding foreign exchange effects), which increased revenues by $15.7 million and related depreciation and other expenses by $12.6 million.
•	Revenue per asset increased $16.0 million primarily due to higher rental utilization. Cost per asset increased $12.0 million due to higher depreciation expense and vehicle operating expenses.
•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro, partially offset by the Mexican peso.

The following table summarizes the provision for losses on receivables and net charge-offs:

	2018		2017
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$10.4	$6.9	$13.7	$14.5
Europe	(.8)	5.9	1.4	1.4
Mexico, Australia and other	6.9	4.4	7.2	5.5
	$16.5	$17.2	$22.3	$21.4

The provision for losses on receivables was $16.5 million in 2018 compared to $22.3 million in 2017, reflecting continued good portfolio performance. The lower provision for losses on receivables in Europe primarily reflects higher recoveries on charged-off accounts.

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

The post-modification balance of accounts modified during the years ended December 31, 2018 and 2017 are summarized below:

	2018		2017
($ in millions)	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$213.6	2.5%	$189.7	2.4%
Insignificant delay	50.3	.6%	78.9	1.0%
Credit - no concession	52.2	.6%	58.2	.8%
Credit - TDR	13.1	.2%	20.5	.3%
	$329.2	3.9%	$347.3	4.5%

*	Recorded investment immediately after modification as a percentage of the year-end retail portfolio balance.

In 2018, total modification activity decreased compared to 2017, reflecting lower modifications for insignificant delays, credit – no concession and credit - TDRs, partially offset by higher commercial modifications. The increase in modifications for commercial reasons primarily reflects higher volumes of refinancing. The decrease in modifications for insignificant delay reflects fewer fleet customers requesting payment relief for up to three months. The decrease in modifications for credit - no concession is primarily due to lower volumes of refinancing for customers in financial difficulty. Credit - TDR modifications decreased to $13.1 million in 2018 from $20.5 million in 2017 mainly due to the contract modifications for two fleet customers in 2017.

The following table summarizes the Company’s 30+ days past due accounts:

At December 31,	2018	2017
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%	.4%
Europe	.5%	.3%
Mexico, Australia and other	1.6%	1.5%
Worldwide	.4%	.5%

Accounts 30+ days past due were .4% at December 31, 2018 and .5% at December 31, 2017. Lower past dues in the U.S. and Canada were partially offset by higher past dues in Europe and Mexico. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $7.2 million and $.6 million of accounts worldwide during the fourth quarter of 2018 and the fourth quarter of 2017, respectively, which were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

At December 31,	2018	2017
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.2%	.4%
Europe	.5%	.3%
Mexico, Australia and other	1.8%	1.5%
Worldwide	.5%	.5%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2018 and 2017. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2018 and 2017.

The Company’s 2018 and 2017 annualized pre-tax return on average assets for Financial Services was 2.2% and 2.1%, respectively.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension (income) expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for 2018 and 2017. Other SG&A was $70.4 million in 2018 and $50.4 million in 2017. The increase in Other SG&A was primarily due to higher compensation costs.

Other income before tax decreased to $2.7 million in 2018 from $12.5 million in 2017 primarily due to higher salaries and related expenses, partially offset by improved results in the winch business.

Investment income increased to $60.9 million in 2018 from $35.3 million in 2017, primarily due to higher average portfolio balances and higher yields on U.S. investments due to higher market interest rates.

Income Taxes

In 2018, the effective tax rate was 21.9% compared to 22.9% in 2017, reflecting the reduced federal tax rate of 21% enacted on December 22, 2017. The Company’s effective tax rate for 2018 was impacted by a one-time reduction in tax liability related to extended warranty contracts and higher realized R&D tax credits.

($ in millions)
Year Ended December 31,	2018	2017
Domestic income before taxes	$1,775.2	$1,347.8
Foreign income before taxes	1,035.0	825.5
Total income before taxes	$2,810.2	$2,173.3
Domestic pre-tax return on revenues	13.4%	12.8%
Foreign pre-tax return on revenues	10.1%	9.2%
Total pre-tax return on revenues	12.0%	11.2%

In 2018, the improvement in domestic and foreign income before taxes was primarily due to higher revenues and margins from truck and parts operations. Domestic and foreign pre-tax return on revenues increased primarily due to the improved truck and parts results.

2017 Compared to 2016:

Truck

The Company’s Truck segment accounted for 76% of revenues in 2017 compared to 75% in 2016.

The Company’s new truck deliveries are summarized below:

Year Ended December 31,	2017	2016	% CHANGE
U.S. and Canada	84,200	71,500	18
Europe	57,100	53,000	8
Mexico, South America, Australia and other	17,600	16,400	7
Total units	158,900	140,900	13

In 2017, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 218,400 units from 215,700 units in 2016. The Company’s heavy-duty truck retail market share increased to 30.7% in 2017 from 28.5% in 2016. The medium-duty market was 81,900 units in 2017 compared to 85,500 units in 2016. The Company’s medium-duty market share was 17.1% in 2017 compared to 16.2% in 2016.

The over 16‑tonne truck market in Europe in 2017 increased to 306,100 units from 302,500 units in 2016, and DAF’s market share decreased to 15.3% in 2017 from 15.5% in 2016. The 6 to 16‑tonne market in 2017 decreased to 52,600 units from 52,900 units in 2016. DAF market share in the 6 to 16-tonne market in 2017 increased to 10.5% from 10.1% in 2016.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Year Ended December 31,	2017	2016	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$8,775.2	$7,363.5	19
Europe	4,254.9	3,863.0	10
Mexico, South America, Australia and other	1,744.7	1,540.8	13
	$14,774.8	$12,767.3	16
Truck income before income taxes	$1,253.8	$1,107.4	13
Pre-tax return on revenues	8.5%	8.7%

The Company’s worldwide truck net sales and revenues increased to $14.77 billion in 2017 from $12.77 billion in 2016, primarily reflecting higher truck deliveries in the U.S. and Canada, Europe and Australia. Truck segment income before income taxes in 2017 reflects higher truck deliveries, while pre-tax return on revenues decreased at the higher volumes due to a lower gross margin percentage.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between 2017 and 2016 for the Truck segment are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2016	$12,767.3	$11,272.0	$1,495.3
Increase (decrease)
Truck delivery volume	1,841.9	1,559.7	282.2
Average truck sales prices	121.6		121.6
Average per truck material, labor and other direct costs		102.7	(102.7)
Factory overhead and other indirect costs		97.8	(97.8)
Operating leases	(28.1)	(25.2)	(2.9)
Currency translation	72.1	104.1	(32.0)
Total increase	2,007.5	1,839.1	168.4
2017	$14,774.8	$13,111.1	$1,663.7

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

•	Average cost per truck increased cost of sales by $102.7 million, reflecting higher material costs.
•

Factory overhead and other indirect costs increased $97.8 million, primarily due to higher salaries and related expenses ($55.1 million), higher maintenance costs ($27.8 million) as well as higher depreciation expense ($12.7 million).

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

•	Truck gross margins decreased to 11.3% in 2017 from 11.7% in 2016 primarily due to the factors noted above.

Truck selling, general and administrative expenses (SG&A) for 2017 increased to $216.0 million from $205.7 million in 2016. The increase was primarily due to higher professional fees and salaries and related expenses, partially offset by lower sales and marketing expenses. As a percentage of sales, Truck SG&A decreased to 1.5% in 2017 from 1.6% in 2016 due to higher net sales.

Parts

The Company’s Parts segment accounted for 17% of revenues in 2017 compared to 18% in 2016.

($ in millions)
Year Ended December 31,	2017	2016	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$2,175.0	$1,932.7	13
Europe	801.0	761.8	5
Mexico, South America, Australia and other	351.0	311.2	13
	$3,327.0	$3,005.7	11
Parts income before income taxes	$610.0	$542.1	13
Pre-tax return on revenues	18.3%	18.0%

The Company’s worldwide parts net sales and revenues increased to a record $3.33 billion in 2017 from $3.01 billion in 2016, due to higher aftermarket demand and successful marketing programs in all markets. The increase in Parts segment income before income taxes and pre-tax return on revenues in 2017 was primarily due to higher sales volume.

The major factors for the changes in net sales, cost of sales and gross margin between 2017 and 2016 for the Parts segment are as follows:

	NET	COST	GROSS
($ in millions)	SALES	OF SALES	MARGIN
2016	$3,005.7	$2,196.4	$809.3
Increase (decrease)
Aftermarket parts volume	270.0	183.6	86.4
Average aftermarket parts sales prices	45.9		45.9
Average aftermarket parts direct costs		37.5	(37.5)
Warehouse and other indirect costs		18.0	(18.0)
Currency translation	5.4	10.3	(4.9)
Total increase	321.3	249.4	71.9
2017	$3,327.0	$2,445.8	$881.2

•	Aftermarket parts sales volume increased by $270.0 million and related cost of sales increased by $183.6 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $45.9 million, reflecting higher price realization in the U.S. and Canada and Europe.
•	Average aftermarket parts direct costs increased $37.5 million due to higher material costs.
•	Warehouse and other indirect costs increased $18.0 million, primarily due to higher salaries and related expenses to support the higher sales volume.
•

The currency translation effect on sales primarily reflects an increase in the value of the euro relative to the U.S. dollar, partially offset by a weaker British pound. The currency effect on cost of sales primarily reflects the stronger euro relative to the U.S. dollar.

•	Parts gross margins in 2017 decreased to 26.5% from 26.9% in 2016 due to the factors noted above.

Parts SG&A expense for 2017 was $197.6 million compared to $192.7 million in 2016 primarily due to higher salaries and related expenses. As a percentage of sales, Parts SG&A was 5.9% in 2017, down from 6.4% in 2016, due to higher net sales.

Financial Services

The Company’s Financial Services segment accounted for 7% of revenues in 2017 and 2016.

($ in millions)
Year Ended December 31,	2017	2016	% CHANGE
New loan and lease volume:
U.S. and Canada	$2,450.7	$2,474.9	(1)
Europe	1,107.7	1,104.8
Mexico, Australia and other	769.7	643.7	20
	$4,328.1	$4,223.4	2
New loan and lease volume by product:
Loans and finance leases	$3,330.2	$3,016.4	10
Equipment on operating lease	997.9	1,207.0	(17)
	$4,328.1	$4,223.4	2
New loan and lease unit volume:
Loans and finance leases	33,500	31,000	8
Equipment on operating lease	9,700	12,000	(19)
	43,200	43,000
Average earning assets:
U.S. and Canada	$7,351.9	$7,454.0	(1)
Europe	2,937.7	2,673.2	10
Mexico, Australia and other	1,613.0	1,465.5	10
	$11,902.6	$11,592.7	3
Average earning assets by product:
Loans and finance leases	$7,407.5	$7,287.2	2
Dealer wholesale financing	1,601.2	1,643.4	(3)
Equipment on lease and other	2,893.9	2,662.1	9
	$11,902.6	$11,592.7	3
Revenues:
U.S. and Canada	$734.0	$690.3	6
Europe	306.8	287.1	7
Mexico, Australia and other	228.1	209.3	9
	$1,268.9	$1,186.7	7
Revenues by product:
Loans and finance leases	$375.2	$369.9	1
Dealer wholesale financing	55.9	56.3	(1)
Equipment on lease and other	837.8	760.5	10
	$1,268.9	$1,186.7	7
Income before income taxes	$261.7	$305.7	(14)

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

PFS income before income taxes decreased to $261.7 million in 2017 from $305.7 million in 2016, primarily due to lower results on returned lease assets, higher borrowing rates, a higher provision for losses on receivables, and the effects of translating weaker foreign currencies to the U.S. dollar, partially offset by higher average earning asset balances. The currency exchange impact decreased PFS income before income taxes by $1.2 million in 2017.

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

The Company’s 2017 and 2016 annualized pre-tax return on average assets for Financial Services was 2.1% and 2.5%, respectively. The decrease was due primarily to higher losses on used trucks in 2017.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes the EC charge, non-service cost components of pension (income) expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for 2017 and 2016. Other SG&A was $50.4 million in 2017 and $44.2 million in 2016. The increase in Other SG&A was primarily due to higher labor related costs.

Other income (loss) before tax was an income of $12.5 million in 2017 compared to a loss of $852.4 million in 2016, which included the impact of the $833.0 million EC charge.

Investment income increased to $35.3 million in 2017 from $27.6 million in 2016, primarily due to higher average U.S. portfolio balances and higher yields on U.S. investments due to higher market interest rates.

Income Taxes

In 2017, the effective tax rate was 22.9% compared to 53.8% in 2016. The lower rate is due to the 2017 one-time impact from the change in U.S. tax law as explained below and the unfavorable 2016 impact of the one-time non-deductible expense of $833.0 million for the EC charge.

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

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)
At December 31,	2018	2017	2016
Cash and cash equivalents	$3,435.9	$2,364.7	$1,915.7
Marketable debt securities	1,020.4	1,367.1	1,140.9
	$4,456.3	$3,731.8	$3,056.6

The Company’s total cash and marketable debt securities at December 31, 2018 increased $724.5 million from the balances at December 31, 2017, mainly due to an increase in cash and cash equivalents.

The change in cash and cash equivalents is summarized below:

($ in millions)
Year Ended December 31,	2018	2017	2016
Operating activities:
Net income	$2,195.1	$1,675.2	$521.7
Net income items not affecting cash	1,123.2	999.5	1,072.7
Pension contributions	(88.9)	(70.6)	(185.7)
Changes in operating assets and liabilities, net	(237.1)	111.7	892.1
Net cash provided by operating activities	2,992.3	2,715.8	2,300.8
Net cash used in investing activities	(1,930.7)	(1,964.6)	(1,564.3)
Net cash provided by (used in) financing activities	71.1	(393.8)	(823.5)
Effect of exchange rate changes on cash	(61.5)	91.6	(13.7)
Net increase (decrease) in cash and cash equivalents	1,071.2	449.0	(100.7)
Cash and cash equivalents at beginning of the year	2,364.7	1,915.7	2,016.4
Cash and cash equivalents at end of the year	$3,435.9	$2,364.7	$1,915.7

2018 Compared to 2017:

Operating activities: Cash provided by operations increased by $276.5 million to $2.99 billion in 2018 from $2.72 billion in 2017. Higher operating cash flows reflect higher net income of $2.20 billion in 2018 compared to $1.68 billion in 2017, which includes a net deferred tax benefit of $173.9 million primarily due to the 2017 Tax Act. Additionally, there were higher cash inflows of $195.3 million from accounts payable and accrued expenses as purchases of goods and services exceeded payments. The higher cash inflows were offset by a higher increase in Financial Services segment wholesale receivables of $240.3 million and a higher increase in net purchases of inventory of $182.8 million. In addition, the higher cash inflows were offset by an increase of $98.9 million in sales-type finance leases and dealer direct loans, whereby originations exceeded cash receipts in 2018 ($27.0 million) compared to cash receipts exceeding origination in 2017 ($71.9 million). The higher cash inflows were also offset by a net change in derivatives of $82.5 million which was mainly related to the settlement of matured interest rate contracts.

Investing activities: Cash used in investing activities decreased by $33.9 million to $1.93 billion in 2018 from $1.96 billion in 2017. Lower net cash used in investing activities reflects a $506.4 million increase from marketable debt securities, as there were $315.6 million in net proceeds from sales of marketable debt securities in 2018 compared to $190.8 million in net purchases of marketable debt securities in 2017. In addition, there were higher proceeds from asset disposals of $183.0 million. The inflows were partially offset by higher net originations from retail loans and direct financing leases of $541.8 million, higher cash used in the acquisition of equipment on operating leases of $71.5 million, and higher payments for property, plant and equipment of $34.2 million.

Financing activities: Cash provided by financing activities was $71.1 million in 2018 compared to cash used in financing activities of $393.8 million in 2017. In 2018, the Company issued $2.34 billion of term debt, repaid term debt of $1.76 billion and increased its outstanding commercial paper and short-term bank loans by $625.9 million. In 2017, the Company issued $1.67 billion of term debt, repaid term debt of $1.90 billion and increased its outstanding commercial paper and short-term bank loans by $352.1 million. This resulted in cash provided by borrowing activities of $1.21 billion in 2018, $1.09 billion higher than the cash provided by borrowing activities of $125.2 million in 2017. The company paid $804.3 million in dividends in 2018 compared to $558.3 million in 2017; the increase of $246.0 million was primarily due to a special dividend paid in January 2018 that was higher than the special dividend paid in January 2017. In 2018, the Company also repurchased 5.8 million shares of common stock for $354.4 million. There were no stock repurchases in 2017.

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

Credit Lines and Other:

The Company has line of credit arrangements of $3.50 billion, of which $3.27 billion were unused at December 31, 2018. Included in these arrangements are $3.00 billion of syndicated bank facilities, of which $1.00 billion expires in June 2019, $1.00 billion expires in June 2022 and $1.00 billion expires in June 2023. The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the year ended December 31, 2018.

As of June 30, 2018, the Company completed the repurchase of $300.0 million of the Company’s common stock under the authorization approved in September 2015. On July 9, 2018, PACCAR’s Board of Directors approved another plan to repurchase up to $300.0 million of the Company’s outstanding common stock. As of December 31, 2018, $260.1 million of shares have been repurchased under this plan. On December 4, 2018, the Company’s Board of Directors approved a plan to repurchase an additional $500.0 million of PACCAR’s outstanding common stock upon completion of the prior plan.

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

Capital investments in 2019 are expected to be $525 to $575 million, and R&D is expected to be $320 to $350 million. The Company is investing for long-term growth in new truck models, integrated powertrains including zero emission electrification and hydrogen fuel cell technologies, enhanced aerodynamic truck designs, advanced driver assistance systems and truck connectivity, and expanded manufacturing and parts distribution facilities.

The Company conducts business in certain countries which have been experiencing or may experience significant financial stress, fiscal or political strain and are subject to the corresponding potential for default. The Company routinely monitors its financial exposure to global financial conditions, global counterparties and operating environments. As of December 31, 2018, the Company’s exposures in such countries were insignificant.

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

In November 2018, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2018 was $4.90 billion. The registration expires in November 2021 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2018, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.35 billion available for issuance under a €2.50 billion medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2018 and is renewable annually through the filing of new listing particulars.

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At December 31, 2018, 7.75 billion pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL), registered a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL as of December 31, 2018 was 150.0 million Australian dollars.

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

Commitments

The following summarizes the Company’s contractual cash commitments at December 31, 2018:

	MATURITY
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Borrowings*	$5,076.8	$4,118.2	$774.8		$9,969.8
Purchase obligations	81.3	126.6	58.0		265.9
Interest on debt**	135.1	157.7	28.5		321.3
Operating leases	18.2	23.1	8.0	$1.2	50.5
Other obligations	51.7	9.8	1.4		62.9
	$5,363.1	$4,435.4	$870.7	$1.2	$10,670.4

*	Commercial paper included in borrowings is at par value.
**	Interest on floating-rate debt is based on the applicable market rates at December 31, 2018.

Total cash commitments for borrowings and interest on term debt are $10.29 billion and were related to the Financial Services segment. As described in Note J of the consolidated financial statements, borrowings consist primarily of term notes and commercial paper issued by the Financial Services segment. The Company expects to fund its maturing Financial Services debt obligations principally from funds provided by collections from customers on loans and lease contracts, as well as from the proceeds of commercial paper and medium-term note borrowings. Purchase obligations are the Company’s contractual commitments to acquire future production inventory and capital equipment. Other obligations include deferred cash compensation.

The Company’s other commitments include the following at December 31, 2018:

	COMMITMENT EXPIRATION
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Loan and lease commitments	$1,122.3				$1,122.3
Residual value guarantees	356.9	$504.9	$356.4	$78.8	1,297.0
Letters of credit	10.9	.1	.1	2.9	14.0
	$1,490.1	$505.0	$356.5	$81.7	$2,433.3

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

Reconciliations from the most directly comparable GAAP measures of adjusted net income (non-GAAP) and adjusted net income per diluted share (non-GAAP) are as follows:

($ in millions, except per share amounts)
Year Ended December 31,	2017	2016
Net income	$1,675.2	$521.7
One-time tax benefit from the Tax Act	(173.4)
Non-recurring European Commission charge		833.0
Adjusted net income (non-GAAP)	$1,501.8	$1,354.7

Per diluted share:
Net income	$4.75	$1.48
One-time tax benefit from the Tax Act	(.49)
Non-recurring European Commission charge		2.37
Adjusted net income (non-GAAP)	$4.26	$3.85

After-tax return on revenues	8.6%	3.1%
One-time tax benefit from the Tax Act	(.9)%
Non-recurring European Commission charge		4.9%
After-tax adjusted return on revenues (non-GAAP) *	7.7%	8.0%

After-tax return on beginning equity	24.7%	7.5%
One-time tax benefit from the Tax Act	(2.5)%
Non-recurring European Commission charge		12.0%
After-tax adjusted return on beginning equity (non-GAAP) *	22.2%	19.5%

*	Calculated using adjusted net income.

($ in millions, except per share amounts)	Three Months Ended December 31, 2017
Net income	$589.2
One-time tax benefit from the Tax Act	(173.4)
Adjusted net income (non-GAAP)	$415.8

Per diluted share:
Net income	$1.67
One-time tax benefit from the Tax Act	(.49)
Adjusted net income (non-GAAP)	$1.18

Shares used in diluted share calculations:
GAAP	353.2
Non-GAAP	353.2

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

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities in the years ended December 31, 2018, 2017 and 2016 were $1.2 million, $1.9 million and $2.2 million, respectively. While the timing and amount of the ultimate costs associated with future environmental cleanup cannot be determined, management expects that these matters will not have a significant effect on the Company's consolidated cash flow, liquidity or financial condition.

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

Operating Leases

Trucks sold pursuant to agreements accounted for as operating leases are disclosed in Note F of the consolidated financial statements. In determining its estimate of the residual value of such vehicles, the Company considers the length of the lease term, the truck model, the expected usage of the truck and anticipated market demand. Operating lease terms generally range from three to five years. The resulting residual values on operating leases generally range between 30% and 70% of original equipment cost. If the sales price of the trucks at the end of the term of the agreement differs from the Company’s estimated residual value, a gain or loss will result.

Future market conditions, changes in government regulations and other factors outside the Company’s control could impact the ultimate sales price of trucks returned under these contracts. Residual values are reviewed regularly and adjusted if market conditions warrant. A decrease in the estimated equipment residual values would increase annual depreciation expense over the remaining lease term.

During 2018, 2017 and 2016, market values on equipment returning upon operating lease maturity were generally lower than the residual values on the equipment, resulting in an increase in depreciation expense of $31.0 million, $45.5 million and $9.6 million, respectively.

At December 31, 2018, the aggregate residual value of equipment on operating leases in the Financial Services segment and residual value guarantee on trucks accounted for as operating leases in the Truck segment was $2.41 billion. A 10% decrease in used truck values worldwide, if expected to persist over the remaining maturities of the Company’s operating leases, would reduce residual value estimates and result in the Company recording an average of approximately $69 million of additional depreciation per year.

Allowance for Credit Losses

The allowance for credit losses related to the Company’s loans and finance leases is disclosed in Note E of the consolidated financial statements. The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and direct and sales-type finance leases, net of unearned interest. The wholesale segment consists of truck inventory financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires periodic reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases, obtains guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest, generally over three to five years, and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 30% and 70%. Over the past three years, the Company’s year-end 30+ days past due accounts have ranged between .4% and .5% of loan and lease receivables. Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 3 to 39 basis points of receivables. At December 31, 2018, 30+ days past dues were .4%. If past dues were 100 basis points higher or 1.4% as of December 31, 2018, the Company’s estimate of credit losses would likely have increased by a range of $2 to $33 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

Product Warranty

Product warranty is disclosed in Note I of the consolidated financial statements. The expenses related to product warranty are estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. Management takes actions to minimize warranty costs through quality-improvement programs; however, actual claim costs incurred could materially differ from the estimated amounts and require adjustments to the reserve. Historically those adjustments have not been material. Over the past three years, warranty expense as a percentage of Truck, Parts and Other net sales and revenues has ranged between 1.3% and 1.6%. If the 2018 warranty expense had been .2% higher as a percentage of net sales and revenues in 2018, warranty expense would have increased by approximately $44.3 million.

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs; litigation, including EC settlement-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” and Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currencies are presented in millions for the market risks and derivative instruments sections below.

Interest-Rate Risks - See Note P for a description of the Company’s hedging programs and exposure to interest rate fluctuations. The Company measures its interest-rate risk by estimating the amount by which the fair value of interest-rate sensitive assets and liabilities, including derivative financial instruments, would change assuming an immediate 100 basis point increase across the yield curve as shown in the following table:

Fair Value (Losses) Gains	2018	2017
CONSOLIDATED:
Assets
Cash equivalents and marketable debt securities	$(15.9)	$(21.0)
FINANCIAL SERVICES:
Assets
Fixed rate loans	(79.2)	(69.7)
Liabilities
Fixed rate term debt	95.7	99.1
Interest-rate swaps	16.3	15.0
Total	$16.9	$23.4

Currency Risks - The Company enters into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations of foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso (see Note P for additional information concerning these hedges). Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted foreign currency exchange rates would be a loss of $101.2 related to contracts outstanding at December 31, 2018, compared to a loss of $55.7 at December 31, 2017. These amounts would be largely offset by changes in the values of the underlying hedged exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2018	2017	2016
	(millions, except per share data)
TRUCK, PARTS AND OTHER:
Net sales and revenues	$22,138.6	$18,187.5	$15,846.6

Cost of sales and revenues	18,925.0	15,628.9	13,533.6
Research and development	306.1	264.7	247.2
Selling, general and administrative	524.9	464.0	442.6
European Commission charge			833.0
Interest and other (income), net	(60.8)	(46.4)	(6.9)
	19,695.2	16,311.2	15,049.5
Truck, Parts and Other Income Before Income Taxes	2,443.4	1,876.3	797.1

FINANCIAL SERVICES:
Interest and fees	497.7	431.1	426.2
Operating lease, rental and other revenues	859.4	837.8	760.5
Revenues	1,357.1	1,268.9	1,186.7

Interest and other borrowing expenses	186.9	149.6	127.2
Depreciation and other expenses	728.0	727.5	635.2
Selling, general and administrative	119.8	107.8	100.2
Provision for losses on receivables	16.5	22.3	18.4
	1,051.2	1,007.2	881.0
Financial Services Income Before Income Taxes	305.9	261.7	305.7

Investment income	60.9	35.3	27.6
Total Income Before Income Taxes	2,810.2	2,173.3	1,130.4
Income taxes	615.1	498.1	608.7
Net Income	$2,195.1	$1,675.2	$521.7

Net Income Per Share
Basic	$6.25	$4.76	$1.49
Diluted	$6.24	$4.75	$1.48

Weighted Average Number of Common Shares Outstanding
Basic	351.0	351.9	351.1
Diluted	351.8	352.9	351.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2018	2017	2016
	(millions)
Net income	$2,195.1	$1,675.2	$521.7
Other comprehensive income (loss):
Unrealized gains (losses) on derivative contracts
Net gain (loss) arising during the period	121.6	(125.5)	(6.5)
Tax effect	(30.7)	33.9	6.7
Reclassification adjustment	(121.5)	133.4	10.8
Tax effect	31.0	(36.3)	(8.9)
	.4	5.5	2.1
Unrealized gains (losses) on marketable debt securities
Net holding gain (loss)	.2	(1.5)	(.1)
Tax effect	(.1)	.4	.4
Reclassification adjustment	(.2)	(.6)	(3.7)
Tax effect	.1	.2	1.0
		(1.5)	(2.4)
Pension plans
Net (loss) gain arising during the period	(114.0)	37.1	(50.3)
Tax effect	27.2	(16.7)	7.7
Reclassification adjustment	36.7	26.6	28.9
Tax effect	(8.7)	(8.5)	(10.0)
	(58.8)	38.5	(23.7)
Foreign currency translation (loss) gain	(213.3)	292.0	(87.1)
Net other comprehensive (loss) income	(271.7)	334.5	(111.1)
Comprehensive Income	$1,923.4	$2,009.7	$410.6

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2018	2017
	(millions)
ASSETS
TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$3,279.2	$2,254.8
Trade and other receivables, net	1,314.4	1,127.9
Marketable debt securities	1,020.4	1,367.1
Inventories, net	1,184.7	928.4
Other current assets	364.7	404.4
Total Truck, Parts and Other Current Assets	7,163.4	6,082.6

Equipment on operating leases, net	786.6	1,265.7
Property, plant and equipment, net	2,480.9	2,464.4
Other noncurrent assets, net	651.9	425.2
Total Truck, Parts and Other Assets	11,082.8	10,237.9

FINANCIAL SERVICES:
Cash and cash equivalents	156.7	109.9
Finance and other receivables, net	10,840.8	9,697.1
Equipment on operating leases, net	2,855.0	2,876.3
Other assets	547.1	519.0
Total Financial Services Assets	14,399.6	13,202.3
	$25,482.4	$23,440.2

CONSOLIDATED BALANCE SHEETS

December 31,	2018	2017
	(millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$3,027.7	$2,569.5
Dividend payable	695.1	422.1
Total Truck, Parts and Other Current Liabilities	3,722.8	2,991.6
Residual value guarantees and deferred revenues	842.4	1,339.0
Other liabilities	1,145.7	939.8
Total Truck, Parts and Other Liabilities	5,710.9	5,270.4

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	523.2	466.2
Commercial paper and bank loans	3,540.8	2,933.9
Term notes	6,409.7	5,945.5
Deferred taxes and other liabilities	704.9	773.7
Total Financial Services Liabilities	11,178.6	10,119.3

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares; issued 346.6 million and 351.8 million shares	346.6	351.8
Additional paid-in capital	69.4	123.2
Retained earnings	9,275.4	8,369.1
Accumulated other comprehensive loss	(1,098.5)	(793.6)
Total Stockholders’ Equity	8,592.9	8,050.5
	$25,482.4	$23,440.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2018	2017	2016
	(millions)
OPERATING ACTIVITIES:
Net Income	$2,195.1	$1,675.2	$521.7
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	337.6	321.4	302.4
Equipment on operating leases and other	716.5	786.1	690.7
Provision for losses on financial services receivables	16.5	22.3	18.4
Deferred taxes	17.5	(173.9)	30.9
Other, net	35.1	43.6	30.3
Pension contributions	(88.9)	(70.6)	(185.7)
Change in operating assets and liabilities:
(Increase) decrease in assets other than cash and cash equivalents:
Receivables:
Trade and other receivables	(242.0)	(207.2)	(61.8)
Wholesale receivables on new trucks	(512.3)	(272.0)	401.6
Sales-type finance leases and dealer direct loans on new trucks	(27.0)	71.9	116.1
Inventories	(332.7)	(149.9)	64.1
Other assets, net	(217.1)	131.4	41.0
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	528.9	333.6	(8.6)
Residual value guarantees and deferred revenues	275.0	166.3	155.9
Other liabilities, net	290.1	37.6	183.8
Net Cash Provided by Operating Activities	2,992.3	2,715.8	2,300.8

INVESTING ACTIVITIES:
Originations of retail loans and direct financing leases	(3,858.9)	(3,116.8)	(2,825.9)
Collections on retail loans and direct financing leases	2,914.0	2,713.7	2,509.8
Net (increase) decrease in wholesale receivables on used equipment	(.9)	5.2	9.5
Purchases of marketable debt securities	(615.9)	(970.3)	(1,031.9)
Proceeds from sales and maturities of marketable debt securities	931.5	779.5	1,304.8
Payments for property, plant and equipment	(457.6)	(423.4)	(375.2)
Acquisitions of equipment for operating leases	(1,494.7)	(1,423.2)	(1,589.7)
Proceeds from asset disposals	653.7	470.7	433.8
Other, net	(1.9)		.5
Net Cash Used in Investing Activities	(1,930.7)	(1,964.6)	(1,564.3)

FINANCING ACTIVITIES:
Payments of cash dividends	(804.3)	(558.3)	(829.3)
Purchases of treasury stock	(354.4)		(70.5)
Proceeds from stock compensation transactions	19.3	39.3	29.4
Net increase (decrease) in commercial paper and short-term bank loans	625.9	352.1	(322.8)
Proceeds from term debt	2,339.9	1,670.2	1,994.8
Payments on term debt	(1,755.3)	(1,897.1)	(1,625.1)
Net Cash Provided by (Used in) Financing Activities	71.1	(393.8)	(823.5)
Effect of exchange rate changes on cash	(61.5)	91.6	(13.7)
Net Increase (Decrease) in Cash and Cash Equivalents	1,071.2	449.0	(100.7)
Cash and cash equivalents at beginning of year	2,364.7	1,915.7	2,016.4
Cash and cash equivalents at end of year	$3,435.9	$2,364.7	$1,915.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 31,	2018	2017	2016
	(millions, except per share data)
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of year	$351.8	$350.7	$351.3
Treasury stock retirement	(5.8)		(1.4)
Stock compensation	.6	1.1	.8
Balance at end of year	346.6	351.8	350.7

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	123.2	70.1	69.3
Treasury stock retirement	(88.3)		(43.4)
Stock compensation and tax benefit	34.5	53.1	44.2
Balance at end of year	69.4	123.2	70.1

TREASURY STOCK, AT COST:
Balance at beginning of year
Purchases, shares: 2018 - 5.85; 2017 - nil; 2016 - 1.38	(354.4)		(70.5)
Retirements	354.4		70.5
Balance at end of year

RETAINED EARNINGS:
Balance at beginning of year	8,369.1	7,484.9	7,536.8
Net income	2,195.1	1,675.2	521.7
Cash dividends declared on common stock, per share: 2018 - $3.09; 2017 - $2.19; 2016 - $1.56	(1,078.8)	(771.1)	(547.9)
Treasury stock retirement	(260.3)		(25.7)
Cumulative effect of change in accounting principles	50.3	(19.9)
Balance at end of year	9,275.4	8,369.1	7,484.9

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of year	(793.6)	(1,128.1)	(1,017.0)
Other comprehensive (loss) income	(271.7)	334.5	(111.1)
Reclassifications to retained earnings in accordance with ASU 2018-02	(33.2)
Balance at end of year	(1,098.5)	(793.6)	(1,128.1)
Total Stockholders’ Equity	$8,592.9	$8,050.5	$6,777.6

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

A.	SIGNIFICANT ACCOUNTING POLICIES

Description of Operations: PACCAR Inc (the Company or PACCAR) is a multinational company operating in three principal segments: (1) the Truck segment includes the design and manufacture of high-quality, light-, medium- and heavy-duty commercial trucks; (2) the Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles; and (3) the Financial Services segment (PFS) includes finance and leasing products and services provided to customers and dealers. PACCAR’s finance and leasing activities are principally related to PACCAR products and associated equipment. PACCAR’s sales and revenues are derived primarily from North America and Europe. The Company also operates in Australia and Brasil and sells trucks and parts to customers in Asia, Africa, the Middle East and South America.

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

Revenue Recognition:

Truck, Parts and Other: The Company enters into sales contracts with customers associated with purchases of the Company’s products and services including trucks, parts, product support, and other related services. Generally, the Company recognizes revenue for the amount of consideration it will receive for delivering a product or service to a customer. Revenue is recognized when the customer obtains control of the product or receives benefits of the service. The Company excludes sales taxes, value added taxes and other related taxes assessed by government agencies from revenue. There are no significant financing components included in product or services revenue since generally customers pay shortly after the products or services are transferred. In the Truck and Parts segment, when the Company grants extended payment terms on selected receivables and charges interest, interest income is recognized when earned.

The Company recognizes truck and parts sales as revenue when control of the products is transferred to customers which generally occurs upon shipment, except for certain truck sales which are subject to a residual value guarantee by the Company. The standard payment term for trucks and aftermarket parts is typically within 30 days, but the Company may grant extended payment terms on selected receivables. The Company recognizes revenue for the invoice amount adjusted for estimated sales incentives and returns. Sales incentives and returns are estimated based on historical experience and are adjusted to current period revenue when the most likely amount of consideration the Company expects to receive changes or becomes fixed. Truck and part sales include a standard product warranty which is included in cost of sales. The Company has elected to treat delivery services as a fulfillment activity with revenues recognized when the customer obtains control of the product. Delivery revenue is included in revenues and the related costs are included in cost of sales. As a practical expedient, the Company is not disclosing truck order backlog, as a significant majority of the backlog has a duration of less than one year.

Truck sales with residual value guarantee (RVG) that allow customers the option to return their truck are accounted for as a sale when the customer does not have an economic incentive to return the truck to the Company, or as an operating lease when the customer does have an economic incentive to return the truck. The estimate of customers’ economic incentive to return the trucks is based on an analysis of historical guaranteed buyback value and estimated market value. When truck sales with RVGs are accounted for as a sale, revenue is recognized when the truck is transferred to the customer less an amount for expected returns. Expected return rates are estimated by using a historical weighted average return rate over a four-year period. The estimated value of the truck assets to be returned and the related return liabilities at December 31, 2018 were $319.8 and $329.3, respectively. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $705.9 at December 31, 2018.

Revenues from extended warranties, operating leases and other includes optional extended warranty and repair and maintenance service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or repair and maintenance contract periods. See Note I, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

Aftermarket parts sales allow for returns which are estimated at the time of sale based on historical data. The estimated value of the parts to be returned was $49.0 and the related return liability was $104.5 at December 31, 2018. The Company decreased parts sales by $21.0 in 2018 due to changes in the reserve balance. Parts dealer services and other revenues are recognized as services are performed.

Revenue from winch sales and other is primarily derived from the industrial winch business. Winch sales are recognized when the product is transferred to a customer, which generally occurs upon shipment. Also within this category are other revenues not attributable to a reportable segment.

Financial Services: Interest income from finance and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest income over the expected life of the contracts, generally 36 to 60 months, using the straight-line method which approximates the interest method. For operating leases, rental revenue is recognized on a straight-line basis over the lease term. Rental revenues for the years ended December 31, 2018, 2017 and 2016 were $797.1, $760.9 and $698.9, respectively. Depreciation and related leased unit operating expenses were $686.9, $665.7 and $581.7 for the years ended December 31, 2018, 2017 and 2016, respectively.

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2018 or December 31, 2017. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

Receivables:

Trade and Other Receivables: The Company’s trade and other receivables are recorded at cost, net of allowances. At December 31, 2018 and 2017, respectively, trade and other receivables included trade receivables from dealers and customers of $1,103.6 and $962.0 and other receivables of $210.8 and $165.9 relating primarily to value added tax receivables and supplier allowances and rebates.

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

Allowance for Credit Losses:

Truck, Parts and Other: The Company historically has not experienced significant losses or past due amounts on trade and other receivables in its Truck, Parts and Other businesses. Accounts are considered past due once the unpaid balance is over 30 days outstanding based on contractual payment terms. Accounts are charged-off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible. The allowance for credit losses for Truck, Parts and Other was $1.0 and $1.5 for the years ended December 31, 2018 and 2017, respectively. Net charge-offs were $.1 for the years ended December 31, 2018, 2017 and 2016.

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

On average, modifications extended contractual terms by approximately six months in 2018 and five months in 2017 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

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

Equipment on Operating Leases: The Company’s Financial Services segment leases equipment under operating leases to its customers. In addition, in the Truck segment, equipment sold to customers in Europe subject to an RVG by the Company may be accounted for as an operating lease. Equipment is recorded at cost and is depreciated on the straight-line basis to the lower of the estimated residual value or guarantee value. Lease and guarantee periods generally range from three to five years. Estimated useful lives of the equipment range from three to nine years. The Company reviews residual values of equipment on operating leases periodically to determine that recorded amounts are appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method based on the estimated useful lives of the various classes of assets. Certain production tooling is amortized on a unit of production basis.

Long-lived Assets and Goodwill: The Company evaluates the carrying value of property, plant and equipment when events and circumstances warrant a review. Goodwill is tested for impairment at least on an annual basis. There were no significant impairment charges for the three years ended December 31, 2018. Goodwill was $112.0 and $117.4 at December 31, 2018 and 2017, respectively. The decrease in value was mostly due to currency translation.

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

Derivative Financial Instruments: As part of its risk management strategy, the Company enters into derivative contracts to hedge against interest rates and foreign currency risk. Certain derivative instruments designated as either cash flow hedges or fair value hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as derivatives not designated as hedged instruments. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. All of the Company’s interest-rate and certain foreign-exchange contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral.

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio was $84.5 at December 31, 2018.

The Company uses regression analysis to assess effectiveness of interest-rate contracts at inception and uses quantitative analysis to assess subsequent effectiveness on a quarterly basis. For foreign-exchange contracts, the Company performs quarterly assessments to ensure that critical terms continue to match. All components of the derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge. Cash flows from derivative instruments are included in operating activities in the Consolidated Statements of Cash Flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

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

The most significant effect of the standard relates to certain trucks sold in Europe that are subject to an RVG and were accounted for as an operating lease in the Truck, Parts and Other section of the Company’s Consolidated Balance Sheets. Prior to the adoption of ASU 2014-09, these sales were recognized on a straight-line basis over the guarantee period. Under the new standard, revenues are recognized upon transfer of control for certain of these RVG contracts that allow customers the option to return their truck and for which there is no economic incentive to do so. The estimate of customers’ economic incentive to return the truck is based on an analysis of historical guaranteed buyback value and estimated market value. A return asset and liability is recognized for estimated returns. Return rates are estimated by using a historical weighted average return rate over a four-year period. Also as required by the new standard, the Company recognized an asset for the value of expected returned aftermarket parts which had previously been netted with the related liabilities.

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet on January 1, 2018 for the adoption of ASU 2014-09 was as follows:

	BALANCE AT DECEMBER 31, 2017	CHANGE DUE TO NEW STANDARD	BALANCE AT JANUARY 1, 2018
Consolidated Balance Sheets
TRUCK, PARTS AND OTHER:
Other current assets	$404.4	$100.0	$504.4
Equipment on operating leases, net	1,265.7	(668.8)	596.9
Other noncurrent assets, net	425.2	115.0	540.2
Accounts payable, accrued expenses and other	2,569.5	103.1	2,672.6
Residual value guarantees and deferred revenues	1,339.0	(703.8)	635.2
Other liabilities	939.8	129.8	1,069.6

STOCKHOLDERS' EQUITY:
Retained earnings	8,369.1	17.1	8,386.2

The following reconciles pro forma amounts as they would have been reported under the prior standard to current reporting:

Year Ended December 31, 2018	PRO FORMA UNDER PRIOR STANDARD	EFFECTS OF NEW STANDARD	CURRENTLY REPORTED
Consolidated Statements of Comprehensive Income
TRUCK, PARTS AND OTHER:
Net sales and revenues	$21,900.5	$238.1	$22,138.6
Cost of sales and revenues	18,718.9	206.1	18,925.0
Truck, Parts and Other Income Before Income Taxes	2,411.4	32.0	2,443.4

Total Income Before Income Taxes	2,778.2	32.0	2,810.2

Income taxes	607.1	8.0	615.1

Net Income	2,171.1	24.0	2,195.1
Comprehensive Income	1,900.7	22.7	1,923.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

At December 31, 2018	PRO FORMA UNDER PRIOR STANDARD	EFFECTS OF NEW STANDARD	CURRENTLY REPORTED
Consolidated Balance Sheets
TRUCK, PARTS AND OTHER:
Other current assets	$238.6	$126.1	$364.7
Equipment on operating leases, net	1,714.7	(928.1)	786.6
Other noncurrent assets, net	409.1	242.8	651.9
Accounts payable, accrued expenses and other	2,898.7	129.0	3,027.7
Residual value guarantees and deferred revenues	1,835.9	(993.5)	842.4
Other liabilities	880.2	265.5	1,145.7

STOCKHOLDERS' EQUITY:
Total Stockholders' Equity	8,553.1	39.8	8,592.9

New Pension Standard

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendment disaggregates the service cost component from non-service cost components of pension expense and prescribes where to present the various components of pension cost on the income statement. This ASU also allows only the service cost component to be eligible for capitalization, when applicable (e.g. as a cost of manufactured inventory or self-constructed assets). The Company adopted this ASU in January 2018 and accordingly applied the income statement presentation of service and non-service components of pension expense retrospectively and the capitalization of service cost prospectively. Adoption of this ASU had no impact on net income. The retrospective application of this ASU had the following effects on the Consolidated Statements of Comprehensive Income:

Year Ended December 31, 2017	PREVIOUSLY REPORTED	EFFECTS OF NEW STANDARD	CURRENTLY REPORTED
Consolidated Statements of Comprehensive Income
TRUCK, PARTS AND OTHER:
Cost of sales and revenues	$15,593.7	$35.2	$15,628.9
Selling, general and administrative	449.5	14.5	464.0
Interest and other (income), net	5.6	(52.0)	(46.4)
Truck, Parts and Other Income Before Income Taxes	1,874.0	2.3	1,876.3

FINANCIAL SERVICES:
Selling, general and administrative	105.5	2.3	107.8
Financial Services Income Before Income Taxes	264.0	(2.3)	261.7

Year Ended December 31, 2016	PREVIOUSLY REPORTED	EFFECTS OF NEW STANDARD	CURRENTLY REPORTED
Consolidated Statements of Comprehensive Income
TRUCK, PARTS AND OTHER:
Cost of sales and revenues	$13,517.7	$15.9	$13,533.6
Selling, general and administrative	440.8	1.8	442.6
Interest and other (income), net	11.6	(18.5)	(6.9)
Truck, Parts and Other Income Before Income Taxes	796.3	.8	797.1

FINANCIAL SERVICES:
Selling, general and administrative	99.4	.8	100.2
Financial Services Income Before Income Taxes	306.5	(.8)	305.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

Other New Accounting Pronouncements:

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment requires a reclassification from AOCI to retained earnings the difference between the historical corporate income tax rate and the newly enacted income tax rate resulting from the Tax Cuts and Jobs Act. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. In December 2018, the Company early adopted this ASU and recorded an entry to reclassify $33.2 million from AOCI to Retained earnings with no impact to Total Stockholders’ Equity.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-02. Under the new lease standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than short-term leases). Lessor accounting is largely unchanged, except for a reduction in the capitalization of certain initial direct costs and the classification of certain cash flows. This ASU may be applied retrospectively in each reporting period presented or modified retrospectively with the cumulative effect adjustment to the opening balance of retained earnings. The Company will adopt this ASU on January 1, 2019 on a modified retrospective basis.

The Company will elect the package of practical expedients for its leases existing prior to the adoption of this ASU that will retain its conclusions about lease identification, lease classification and initial direct costs. Upon adoption, the Company will elect the short-term lease exemption to not recognize right-of-use assets and lease liabilities for any leases with a duration of twelve months or less. The Company expects to add approximately $45 million in right-of-use assets and lease liabilities to the Consolidated Balance Sheets with no impact to Retained earnings. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Statements of Income.

ASU 2016-02 requires lessors to classify cash receipts from leases within operating activities. As required, the Company will present cash receipts from direct financing leases as an operating cash inflow rather than the current presentation as an investing cash inflow. For the year ended December 31, 2018 total cash receipts from direct financing leases was $1.0 billion. On December 19, 2018, the FASB issued a proposed ASU – Leases (Topic 842): Codification Improvements for Lessors within the scope of ASC 942, Financial Services – Depository and Lending. The proposed ASU would require lessors to classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows. If the proposed ASU is codified, the Company will continue to present cash receipts from direct finance leases as an investing cash inflow and will reclassify cash flows from sales-type leases from operating to investing activities. For the year ended December 31, 2018, total cash originations and cash receipts from sales-type leases were $159.4 million and $189.5 million, respectively.

In addition to adopting the ASUs disclosed above, the Company adopted the following standards effective January 1, 2018, none of which had a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION
2016-01 *	Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.
2016-15 *	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.
2017-12 **	Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

*	The Company adopted on the effective date of January 1, 2018.
**	The Company early adopted in 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

The FASB also issued the following standards, which are not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2018-07 *	Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.	January 1, 2019
2018-13 *	Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.	January 1, 2020
2018-14 *	Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.	January 1, 2021
2018-15 *	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.	January 1, 2020

*	The Company will adopt on the effective date.

B.SALES AND REVENUES

The following table disaggregates Truck, Parts and Other revenues by major sources:

Year Ended December 31,	2018
Truck
Truck sales	$17,447.8
Revenues from extended warranties, operating leases and other	739.2
18,187.0
Parts
Parts sales	3,731.9
Revenues from dealer services and other	107.0
3,838.9
Winch sales and other	112.7
Truck, Parts and Other sales and revenues	$22,138.6

C.	INVESTMENTS IN MARKETABLE DEBT SECURITIES

Marketable debt securities consisted of the following at December 31:

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2018	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$326.0	$.3	$1.2	$325.1
U.S. corporate securities	147.6	.2	.4	147.4
U.S. government and agency securities	98.9	.2	.4	98.7
Non-U.S. corporate securities	272.5	.4	1.6	271.3
Non-U.S. government securities	55.9	.1	.1	55.9
Other debt securities	122.6	.2	.8	122.0
	$1,023.5	$1.4	$4.5	$1,020.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2017	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$537.9		$2.4	$535.5
U.S. corporate securities	89.7	$.2	.2	89.7
U.S. government and agency securities	48.9		.2	48.7
Non-U.S. corporate securities	459.4	1.3	1.4	459.3
Non-U.S. government securities	91.5	.3	.1	91.7
Other debt securities	142.8	.1	.7	142.2
	$1,370.2	$1.9	$5.0	$1,367.1

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $1.1, $1.4 and $4.4, and gross realized losses were $.8, $.5 and $.1 for the years ended December 31, 2018, 2017 and 2016, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

At December 31,	2018		2017
	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER
Fair value	$252.8	$397.9	$908.5	$18.4
Unrealized losses	.8	3.7	4.8	.2

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

Contractual maturities on marketable debt securities at December 31, 2018 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$285.0	$284.3
One to five years	731.1	728.7
Six to ten years	3.4	3.4
More than ten years	4.0	4.0
	$1,023.5	$1,020.4

D.	INVENTORIES

Inventories include the following:

At December 31,	2018	2017
Finished products	$563.2	$515.7
Work in process and raw materials	803.3	586.2
	1,366.5	1,101.9
Less LIFO reserve	(181.8)	(173.5)
	$1,184.7	$928.4

Inventories valued using the LIFO method comprised 47% of consolidated inventories before deducting the LIFO reserve at December 31, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

E.	FINANCE AND OTHER RECEIVABLES

Finance and other receivables include the following:

At December 31,	2018	2017
Loans	$4,630.5	$4,147.8
Direct financing leases	3,459.4	3,211.7
Sales-type finance leases	735.3	781.1
Dealer wholesale financing	2,342.3	1,880.6
Operating lease receivables and other	174.6	161.1
Unearned interest: Finance leases	(387.5)	(368.0)
	$10,954.6	$9,814.3
Less allowance for losses:
Loans and leases	(103.8)	(101.9)
Dealer wholesale financing	(6.8)	(6.0)
Operating lease receivables and other	(3.2)	(9.3)
	$10,840.8	$9,697.1

The net activity of sales-type finance leases, dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

Annual minimum payments due on finance receivables are as follows:

		FINANCE
Beginning January 1, 2019	LOANS	LEASES
2019	$1,491.1	$1,343.6
2020	1,203.1	1,016.8
2021	916.1	747.4
2022	616.6	443.1
2023	363.4	246.3
Thereafter	40.2	84.6
	$4,630.5	$3,881.8

Estimated residual values included with finance leases amounted to $312.9 in 2018 and $340.9 in 2017. Experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, repayment experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while others may be extended or modified.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

Allowance for Credit Losses: The allowance for credit losses is summarized as follows:

	2018
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$6.0	$9.4	$92.5	$9.3	$117.2
Provision for losses	1.0	.7	13.6	1.2	16.5
Charge-offs			(20.0)	(7.5)	(27.5)
Recoveries			9.9	.4	10.3
Currency translation and other	(.2)	(.1)	(2.2)	(.2)	(2.7)
Balance at December 31	$6.8	$10.0	$93.8	$3.2	$113.8

	2017
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$5.5	$9.6	$87.5	$8.6	$111.2
Provision for losses		(.3)	21.1	1.5	22.3
Charge-offs			(24.8)	(1.9)	(26.7)
Recoveries			5.0	.3	5.3
Currency translation and other	.5	.1	3.7	.8	5.1
Balance at December 31	$6.0	$9.4	$92.5	$9.3	$117.2

	2016
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$7.3	$10.3	$88.9	$8.3	$114.8
Provision for losses	(1.7)	(.7)	18.6	2.2	18.4
Charge-offs			(22.9)	(2.1)	(25.0)
Recoveries			5.5	.3	5.8
Currency translation and other	(.1)		(2.6)	(.1)	(2.8)
Balance at December 31	$5.5	$9.6	$87.5	$8.6	$111.2

*	Operating lease and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	DEALER		CUSTOMER
At December 31, 2018	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$.1	$2.5	$36.7	$39.3
Allowance for impaired finance receivables determined individually	.1		5.8	5.9
Recorded investment for finance receivables evaluated collectively	2,342.2	1,462.1	6,936.4	10,740.7
Allowance for finance receivables determined collectively	6.7	10.0	88.0	104.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

	DEALER		CUSTOMER
At December 31, 2017	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$.1	$4.0	$50.8	$54.9
Allowance for impaired finance receivables determined individually	.1		6.6	6.7
Recorded investment for finance receivables evaluated collectively	1,880.5	1,354.7	6,363.1	9,598.3
Allowance for finance receivables determined collectively	5.9	9.4	85.9	101.2

The recorded investment for finance receivables that are on non-accrual status is as follows:

At December 31,	2018	2017
Dealer:
Wholesale	$.1	$.1
Customer retail:
Fleet	27.5	44.4
Owner/operator	7.9	6.0
	$35.5	$50.5

Impaired Loans: Impaired loans are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of December 31, 2018 and 2017 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
At December 31, 2018	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$14.5	$3.4	$18.0
Associated allowance	(.1)		(2.3)	(1.0)	(3.4)
			12.2	2.4	14.6
Impaired loans with no specific reserve		$2.5	4.9	.3	7.7
Net carrying amount of impaired loans		$2.5	$17.1	$2.7	$22.3
Average recorded investment	$.1	$3.2	$29.3	$2.8	$35.4

	DEALER		CUSTOMER RETAIL
At December 31, 2017	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$18.8	$1.0	$19.9
Associated allowance	(.1)		(3.0)	(.2)	(3.3)
			15.8	.8	16.6
Impaired loans with no specific reserve		$3.9	13.1	.2	17.2
Net carrying amount of impaired loans		$3.9	$28.9	$1.0	$33.8
Average recorded investment	$.1	$4.0	$31.3	$1.8	$37.2

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

Year Ended December 31,	2018	2017	2016
Fleet	$2.0	$1.6	$1.1
Owner/operator	.2	.1	.4
	$2.2	$1.7	$1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

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

	DEALER		CUSTOMER RETAIL
At December 31, 2018	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$2,329.5	$1,462.1	$5,759.0	$1,099.3	$10,649.9
Watch	12.6		70.0	8.2	90.8
At-risk	.2	2.5	28.5	8.1	39.3
	$2,342.3	$1,464.6	$5,857.5	$1,115.6	$10,780.0

	DEALER		CUSTOMER RETAIL
At December 31, 2017	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$1,874.5	$1,354.7	$5,290.3	$1,005.2	$9,524.7
Watch	6.0		62.9	4.7	73.6
At-risk	.1	4.0	44.7	6.1	54.9
	$1,880.6	$1,358.7	$5,397.9	$1,016.0	$9,653.2

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
At December 31, 2018	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$2,342.1	$1,464.6	$5,835.6	$1,103.1	$10,745.4
31 – 60 days past due	.1		11.2	6.7	18.0
Greater than 60 days past due	.1		10.7	5.8	16.6
	$2,342.3	$1,464.6	$5,857.5	$1,115.6	$10,780.0

	DEALER		CUSTOMER RETAIL
At December 31, 2017	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$1,880.5	$1,358.7	$5,365.7	$1,007.4	$9,612.3
31 – 60 days past due			14.7	4.0	18.7
Greater than 60 days past due	.1		17.5	4.6	22.2
	$1,880.6	$1,358.7	$5,397.9	$1,016.0	$9,653.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

Troubled Debt Restructurings: The balance of TDRs was $20.1 and $37.9 at December 31, 2018 and 2017, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	2018		2017
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$12.1	$12.1	$19.9	$19.9
Owner/operator	1.0	1.0	.6	.6
	$13.1	$13.1	$20.5	$20.5

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2018 and 2017.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the years ended December 31, 2018 and 2017 were nil and $4.9, respectively, as shown below by portfolio class:

Year Ended December 31,	2018	2017
Fleet	$	$4.7
Owner/operator		.2
	$	$4.9

There were nil and $1.6 of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off for the year ended December 31, 2018 and 2017, respectively.

Repossessions: When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at December 31, 2018 and 2017 was $10.8 and $13.1, respectively. Proceeds from the sales of repossessed assets were $75.8, $58.3 and $51.7 for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in Proceeds from asset disposals in the Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Income.

F.	EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases for Truck, Parts and Other and for the Financial Services segment is presented below. Refer to Note A for additional details on the cumulative effect of the changes made to the Company’s Consolidated Balance Sheet on January 1, 2018 for the adoption of ASU 2014-09.

	TRUCK, PARTS AND OTHER		FINANCIAL SERVICES
At December 31,	2018	2017	2018	2017
Equipment on operating leases	$948.1	$1,615.5	$4,098.3	$4,066.3
Less allowance for depreciation	(161.5)	(349.8)	(1,243.3)	(1,190.0)
	$786.6	$1,265.7	$2,855.0	$2,876.3

Annual minimum lease payments due on Financial Services operating leases beginning January 1, 2019 are $605.4, $433.7, $270.1, $122.4, $38.5 and $8.8 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

When the equipment is sold subject to an RVG, the full sales price is received from the customer. A liability is established for the residual value obligation with the remainder of the proceeds recorded as deferred lease revenue. These amounts are summarized below:

	TRUCK, PARTS AND OTHER
At December 31,	2018	2017
Residual value guarantees	$591.1	$909.8
Deferred lease revenues	251.3	429.2
	$842.4	$1,339.0

The deferred lease revenue is amortized on a straight-line basis over the RVG contract period. At December 31, 2018, the annual amortization of deferred revenues beginning January 1, 2019 is $106.0, $72.8, $42.8, $28.0, $1.4 and $.3 thereafter. Annual maturities of the RVGs beginning January 1, 2019 are $177.4, $141.0, $127.6, $101.3, $27.5 and $16.3 thereafter.

G.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment include the following:

At December 31,	USEFUL LIVES	2018	2017
Land		$265.4	$263.3
Buildings and improvements	10 - 40 years	1,329.0	1,315.1
Machinery, equipment and production tooling	3 - 12 years	3,884.5	3,782.1
Construction in progress		308.8	253.8
		5,787.7	5,614.3
Less allowance for depreciation		(3,306.8)	(3,149.9)
		$2,480.9	$2,464.4

H.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

Accounts payable, accrued expenses and other include the following:

At December 31,	2018	2017
Truck, Parts and Other:
Accounts payable	$1,304.9	$1,154.7
Product support liabilities	446.7	372.1
Accrued expenses	626.5	401.4
Accrued capital expenditures	98.8	120.1
Salaries and wages	267.7	238.9
Other	283.1	282.3
	$3,027.7	$2,569.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

I.	PRODUCT SUPPORT LIABILITIES

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2018	2017	2016
Balance at January 1	$298.8	$282.1	$346.2
Cost accruals	331.9	242.1	211.9
Payments	(271.8)	(236.8)	(255.7)
Change in estimates for pre-existing warranties	25.6	(2.0)	(7.3)
Currency translation and other	(4.3)	13.4	(13.0)
Balance at December 31	$380.2	$298.8	$282.1

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2018	2017	2016
Balance at January 1	$653.9	$573.5	$524.8
Deferred revenues	448.2	371.8	347.6
Revenues recognized	(385.0)	(328.2)	(274.3)
Currency translation	(17.2)	36.8	(24.6)
Balance at December 31	$699.9	$653.9	$573.5

The Company expects to recognize approximately $225.3 of the remaining deferred revenues on extended warranties and R&M contracts in 2019, $216.4 in 2020, $136.9 in 2021, $88.6 in 2022, $24.6 in 2023 and $8.1 thereafter.

Product support liabilities are included in the accompanying Consolidated Balance Sheets as follows:

	WARRANTY RESERVES		DEFERRED REVENUES
At December 31,	2018	2017	2018	2017
Truck, Parts and Other:
Accounts payable, accrued expenses and other	$233.0	$176.0	$213.7	$196.1
Other liabilities	147.2	122.8	468.8	441.0
Financial Services:
Deferred taxes and other liabilities			17.4	16.8
	$380.2	$298.8	$699.9	$653.9

J.	BORROWINGS AND CREDIT ARRANGEMENTS

Financial Services borrowings include the following:

At December 31,	2018		2017
	EFFECTIVE		EFFECTIVE
	RATE	BORROWINGS	RATE	BORROWINGS
Commercial paper	1.9%	$3,256.8	1.3%	$2,723.7
Bank loans	7.2%	284.0	6.9%	210.2
		3,540.8		2,933.9
Term notes	1.8%	6,409.7	1.7%	5,945.5
	2.0%	$9,950.5	1.7%	$8,879.4

Commercial paper and term notes borrowings were $9,666.5 and $8,669.2 at December 31, 2018 and 2017, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(19.3) and $(20.9) at December 31, 2018 and 2017, respectively. The effective rate is the weighted average rate as of December 31, 2018 and 2017 and includes the effects of interest-rate contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

The annual maturities of the Financial Services borrowings are as follows:

	COMMERCIAL	BANK	TERM
Beginning January 1, 2019	PAPER	LOANS	NOTES	TOTAL
2019	$3,259.8	$47.6	$1,769.4	$5,076.8
2020		120.1	1,730.7	1,850.8
2021		47.2	2,220.2	2,267.4
2022		63.5	405.7	469.2
2023		5.6	300.0	305.6
	$3,259.8	$284.0	$6,426.0	$9,969.8

Interest paid on borrowings was $166.5, $127.4 and $108.2 in 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company capitalized nil interest on borrowings for all periods presented, in Truck, Parts and Other.

The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets, and to a lesser extent, bank loans. The medium-term notes are issued by PACCAR Financial Corp. (PFC), PACCAR Financial Europe, PACCAR Financial Mexico and PACCAR Financial Pty. Ltd. (PFPL).

In November 2018, the Company’s U.S. finance subsidiary, PFC, filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2018 was $4,900.0. The registration expires in November 2021 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2018, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1,350.0 available for issuance under a €2,500.0 medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2018 and is renewable annually through the filing of new listing particulars.

In April 2016, PACCAR Financial Mexico registered a 10,000.0 pesos medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5,000.0 pesos. At December 31, 2018, 7,750.0 pesos remained available for issuance.

In August 2018, the Company’s Australian subsidiary, PFPL, registered a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL as of December 31, 2018 was 150.0 Australian dollars.

The Company has line of credit arrangements of $3,500.8, of which $3,269.0 were unused at December 31, 2018. Included in these arrangements are $3,000.0 of syndicated bank facilities, of which $1,000.0 expires in June 2019, $1,000.0 expires in June 2022 and $1,000.0 expires in June 2023. The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the syndicated bank facilities for the year ended December 31, 2018.

K.	LEASES

The Company leases certain facilities and computer equipment under operating leases. Leases expire at various dates through the year 2026. At January 1, 2019, annual minimum rent payments under non-cancelable operating leases having initial or remaining terms in excess of one year are $18.2, $14.1, $9.0, $5.8, $2.2 and $1.2 thereafter. For the years ended December 31, 2018, 2017 and 2016, total rental expenses under all leases amounted to $35.7, $30.1 and $28.8, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

L.	COMMITMENTS AND CONTINGENCIES

At December 31, 2018, PACCAR had standby letters of credit and surety bonds totaling $49.9, from third-party financial institutions, in the normal course of business, which guarantee various insurance, financing and other activities. At December 31, 2018, PACCAR’s financial services companies, in the normal course of business, had outstanding commitments to fund new loan and lease transactions amounting to $1,122.3. The commitments generally expire in 90 days. The Company had other commitments, primarily to purchase production inventory, equipment and energy amounting to $132.0, $75.0, $59.6, $58.0 and nil for 2019, 2020, 2021, 2022 and 2023 and beyond, respectively.

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities for the years ended December 31, 2018, 2017 and 2016 were $1.2, $1.9 and $2.2, respectively.

While the timing and amount of the ultimate costs associated with future environmental cleanup cannot be determined, management expects that these matters will not have a significant effect on the Company’s consolidated financial position.

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF. Following the settlement, claims and lawsuits have been filed against the Company, DAF and certain DAF subsidiaries and other truck manufacturers. Others may bring EC-related claims and lawsuits against the Company or its subsidiaries. While the Company believes it has meritorious defenses, such claims and lawsuits will likely take a significant period of time to resolve. An adverse outcome of such proceedings could have a material impact on the Company’s results of operations.

PACCAR is also a defendant in various other legal proceedings and, in addition, there are various other contingent liabilities arising in the normal course of business. After consultation with legal counsel, management does not anticipate that disposition of these various other proceedings and contingent liabilities will have a material effect on the consolidated financial statements.

M.	EMPLOYEE BENEFITS

Severance Costs: The Company incurred severance expense in 2018, 2017 and 2016 of $.7, $.8 and $2.0, respectively.

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

The Company funds its pensions in accordance with applicable employee benefit and tax laws. The Company contributed $88.9 to its pension plans in 2018 and $70.6 in 2017. The Company expects to contribute in the range of $70.0 to $100.0 to its pension plans in 2019, of which $23.2 is estimated to satisfy minimum funding requirements. Annual benefits expected to be paid beginning January 1, 2019 are $88.8, $92.1, $99.0, $105.7, $111.5 and a total of $642.0 for the five years thereafter.

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

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

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

The following information details the allocation of plan assets by investment type. See Note Q for definitions of fair value levels.

		FAIR VALUE HIERARCHY
At December 31, 2018	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$680.2	$680.2
Global equities					772.6	772.6
Total equities	50 - 70%				1,452.8	1,452.8

Fixed income:
U.S. fixed income		$223.2	$223.4	$446.6	$419.6	$866.2
Non-U.S. fixed income			21.6	21.6	279.0	300.6
Total fixed income	30 - 50%	223.2	245.0	468.2	698.6	1,166.8
Cash and other		9.0	69.0	78.0	1.6	79.6
Total plan assets		$232.2	$314.0	$546.2	$2,153.0	$2,699.2

		FAIR VALUE HIERARCHY
At December 31, 2017	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$768.5	$768.5
Global equities					866.8	866.8
Total equities	50 - 70%				1,635.3	1,635.3

Fixed income:
U.S. fixed income		$223.3	$238.2	$461.5	$416.0	$877.5
Non-U.S. fixed income			27.4	27.4	299.4	326.8
Total fixed income	30 - 50%	223.3	265.6	488.9	715.4	1,204.3
Cash and other		9.2	70.1	79.3	.7	80.0
Total plan assets		$232.5	$335.7	$568.2	$2,351.4	$2,919.6

The following additional data relates to all pension plans of the Company:

At December 31,	2018	2017
Weighted average assumptions:
Discount rate	3.9%	3.3%
Rate of increase in future compensation levels	3.8%	3.9%
Assumed long-term rate of return on plan assets	6.3%	6.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

The components of the change in projected benefit obligation and change in plan assets are as follows:

At December 31,	2018	2017
Change in projected benefit obligation:
Benefit obligation at January 1	$2,820.7	$2,505.6
Service cost	108.3	92.9
Interest cost	85.8	81.1
Benefits paid	(87.6)	(82.6)
Actuarial (gain) loss	(232.6)	154.7
Currency translation and other	(39.6)	68.6
Participant contributions	.4	.4
Projected benefit obligation at December 31	$2,655.4	$2,820.7

Change in plan assets:
Fair value of plan assets at January 1	$2,919.6	$2,494.1
Employer contributions	88.9	70.6
Actual return on plan assets	(177.5)	369.8
Benefits paid	(87.6)	(82.6)
Currency translation and other	(44.6)	67.3
Participant contributions	.4	.4
Fair value of plan assets at December 31	$2,699.2	$2,919.6
Funded status at December 31	$43.8	$98.9

At December 31,	2018	2017
Amounts recorded on Balance Sheet:
Other noncurrent assets	$174.7	$228.9
Other liabilities	130.9	130.0
Accumulated other comprehensive loss:
Actuarial loss	471.5	372.9
Prior service cost	6.2	2.6
Net initial transition amount	.1	.1

Of the December 31, 2018 amounts in accumulated other comprehensive loss, $17.5 of unrecognized actuarial loss and $1.4 of unrecognized prior service cost are expected to be amortized into net pension expense in 2019.

The accumulated benefit obligation for all pension plans of the Company was $2,356.2 and $2,492.4 at December 31, 2018 and 2017, respectively.

Information for all plans with an accumulated benefit obligation in excess of plan assets is as follows:

At December 31,	2018	2017
Projected benefit obligation	$138.3	$142.5
Accumulated benefit obligation	124.0	124.0
Fair value of plan assets	22.0	23.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

The components of pension expense are as follows:

Year Ended December 31,	2018	2017	2016
Service cost	$108.3	$92.9	$88.6
Interest on projected benefit obligation	85.8	81.1	94.3
Expected return on assets	(177.2)	(159.7)	(141.7)
Amortization of prior service costs	1.4	1.2	1.2
Recognized actuarial loss	35.3	25.4	27.7
Net pension expense	$53.6	$40.9	$70.1

Multi-employer Plans: The Company participates in multi-employer plans in the U.S. and Europe. These are typically under collective bargaining agreements and cover its union-represented employees. The Company’s participation in the following multi-employer plans for the years ended December 31 are as follows:

		PENSION PLAN	COMPANY CONTRIBUTIONS
PENSION PLAN	EIN	NUMBER	2018	2017	2016
Metal and Electrical Engineering Industry Pension Fund		135668	$27.9	$25.0	$23.1
Western Metal Industry Pension Plan	91-6033499	001	2.7	1.4	1.5
Other plans			1.2	.8	.7
			$31.8	$27.2	$25.3

The Company contributions shown in the table above approximate the multi-employer pension expense for each of the years ended December 31, 2018, 2017 and 2016, respectively.

Metal and Electrical Engineering Industry Pension Fund is a multi-employer union plan incorporating all DAF employees in the Netherlands and is covered by a collective bargaining agreement which expired on May 31, 2018; a new agreement is currently under negotiation. The Company’s contributions were less than 5% of the total contributions to the plan for the last two reporting periods ending December 2018. The plan is required by law (the Netherlands Pension Act) to have a coverage ratio in excess of 104.3%. Because the coverage ratio of the plan was 97.6% at December 31, 2018, a funding improvement plan effective through 2027 is in place. The funding improvement plan includes a possible reduction in pension benefits and delays in future benefit increases.

The Western Metal Industry Pension Plan is located in the U.S. and is covered by a collective bargaining agreement that will expire on November 1, 2020. In accordance with the U.S. Pension Protection Act of 2006, the plan was certified as critical (red) status as of December 31, 2018, and a funding improvement plan was implemented requiring additional contributions through 2022 as long as the plan remains in critical status. Contributions by the Company were 14% and 7% of the total contributions to the plan for the years ended December 31, 2018 and 2017, respectively.

Other plans are principally located in the U.S. for the last two reporting periods, none were under funding improvement plans and Company contributions to these plans are less than 5% of each plan’s total contributions.

There were no significant changes for the multi-employer plans in the periods presented that affected comparability between periods.

Defined Contribution Plans: The Company maintains several defined contribution benefit plans whereby it contributes designated amounts on behalf of participant employees. The largest plan is for U.S. salaried employees where the Company matches a percentage of employee contributions up to an annual limit. The match was 5% of eligible pay in 2018, 2017 and 2016. Other plans are located in Australia, Brasil, Canada, the Netherlands, Belgium and Germany. Expenses for these plans were $45.3, $37.9 and $34.1 in 2018, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

N.	INCOME TAXES

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

The components of the Company’s income before income taxes include the following:

Year Ended December 31,	2018	2017	2016
Domestic	$1,775.2	$1,347.8	$1,190.7
Foreign	1,035.0	825.5	(60.3)
	$2,810.2	$2,173.3	$1,130.4

The components of the Company’s provision for income taxes include the following:

Year Ended December 31,	2018	2017	2016
Current provision:
Federal	$267.1	$397.7	$322.9
State	67.5	63.8	41.7
Foreign	263.0	210.5	213.2
	597.6	672.0	577.8
Deferred provision (benefit):
Federal	22.6	(173.8)	31.5
State	1.3	2.3	4.8
Foreign	(6.4)	(2.4)	(5.4)
	17.5	(173.9)	30.9
	$615.1	$498.1	$608.7

Tax benefits recognized for net operating loss carryforwards were $5.0, $4.3 and $1.2 for the years ended 2018, 2017 and 2016, respectively.

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	2018	2017	2016
Statutory rate	21.0%	35.0%	35.0%
Effect of:
Rate change on deferred taxes		(14.0)
Transition tax	(.2)	6.0
Non-deductible EC charge			25.8
State	2.2	1.8	2.9
Federal domestic production deduction		(1.1)	(2.6)
Tax on foreign earnings	1.0	(4.0)	(7.4)
Other, net	(2.1)	(.8)	.1
	21.9%	22.9%	53.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

On December 22, 2017, the U.S. enacted new federal income tax legislation, the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act lowered the U.S. statutory income tax rate from 35% to 21%, imposed a one-time transition tax on the Company’s foreign earnings, which previously had been deferred from U.S. income tax and created a modified territorial system. As a result, the Company recorded a provisional amount of $304.0 of deferred tax benefits, due to the re-measurement of net deferred tax liabilities at the new lower statutory tax rate. In addition, the Company recorded a provisional amount of $130.6 of tax expense on the Company’s foreign earnings, which previously had been deferred from U.S. income tax. As of December 31, 2018, the Company does not expect any further adjustments for the provisional amounts recorded.

Based on the Company’s current operations, the Company does not expect that the repatriation of future foreign earnings will be subject to significant income tax as a result of the U.S. modified territorial system.

Included in domestic taxable income for 2016 are $180.4 of foreign earnings which are not indefinitely reinvested, for which domestic taxes of $7.1 were provided to account for the difference between the domestic and foreign tax rate on those earnings.

At December 31, 2018, the Company had net operating loss carryforwards of $393.3, of which $297.2 related to foreign subsidiaries and $96.1 related to states in the U.S. The related deferred tax asset was $102.1, for which an $89.0 valuation allowance has been provided. The carryforward periods range from three years to indefinite, subject to certain limitations under applicable laws. The future tax benefits of net operating loss carryforwards are evaluated on a regular basis, including a review of historical and projected operating results.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

At December 31,	2018	2017
Assets:
Accrued expenses	$179.4	$183.9
Net operating loss and tax credit carryforwards	112.1	102.1
Allowance for losses on receivables	30.7	35.6
Goodwill and intangibles	24.2	34.4
Other	102.0	89.2
	448.4	445.2
Valuation allowance	(118.3)	(118.6)
	330.1	326.6
Liabilities:
Financial Services leasing depreciation	(676.4)	(608.2)
Depreciation and amortization	(145.2)	(165.1)
Postretirement benefit plans	(8.0)	(39.5)
Other	(32.9)	(28.8)
	(862.5)	(841.6)
Net deferred tax liability	$(532.4)	$(515.0)

The balance sheets classification of the Company’s deferred tax assets and liabilities are as follows:

At December 31,	2018	2017
Truck, Parts and Other:
Other noncurrent assets, net	$97.1	$71.0
Other liabilities	(2.5)	(1.9)
Financial Services:
Other assets	37.7	45.2
Deferred taxes and other liabilities	(664.7)	(629.3)
Net deferred tax liability	$(532.4)	$(515.0)

Cash paid for income taxes was $607.6, $661.4 and $499.4 in 2018, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017	2016
Balance at January 1	$22.9	$17.3	$19.1
Additions for tax positions related to the current year	11.2	5.6	3.9
Reductions for tax positions related to prior years			(.3)
Reductions related to settlements	(5.7)		(5.4)
Lapse of statute of limitations	(7.2)
Balance at December 31	$21.2	$22.9	$17.3

The Company had $21.2, $22.9 and $17.3 of unrecognized tax benefits, of which $18.9, $16.8 and $13.9 would impact the effective tax rate, if recognized, as of December 31, 2018, 2017 and 2016, respectively.

The Company recognized $(.1), $.2 and $1.9 of income related to interest in 2018, 2017 and 2016, respectively. Accrued interest expense and penalties were $1.1, $1.1 and $.9 as of December 31, 2018, 2017 and 2016, respectively. Interest and penalties are classified as income taxes in the Consolidated Statements of Income.

As of December 31, 2018, the United States Internal Revenue Service has completed examinations of the Company’s tax returns for all years through 2014. The Company’s tax returns for other major jurisdictions remain subject to examination for the years ranging from 2010 through 2018.

O.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss): The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity, consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2018	$1.2	$(1.8)	$(375.6)	$(417.4)	$(793.6)
Recorded into AOCI	90.9	.1	(86.8)	(213.3)	(209.1)
Reclassified out of AOCI	(90.5)	(.1)	28.0		(62.6)
Net other comprehensive income (loss)	.4		(58.8)	(213.3)	(271.7)
Reclassifications to retained earnings in accordance with ASU 2018-02.4		(.5)	(43.4)	10.3	(33.2)
Balance at December 31, 2018	$2.0	$(2.3)	$(477.8)	$(620.4)	$(1,098.5)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2017	$(4.3)	$(.3)	$(414.1)	$(709.4)	$(1,128.1)
Recorded into AOCI	(91.6)	(1.1)	20.4	292.0	219.7
Reclassified out of AOCI	97.1	(.4)	18.1		114.8
Net other comprehensive income (loss)	5.5	(1.5)	38.5	292.0	334.5
Balance at December 31, 2017	$1.2	$(1.8)	$(375.6)	$(417.4)	$(793.6)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2016	$(6.4)	$2.1	$(390.4)	$(622.3)	$(1,017.0)
Recorded into AOCI	.2	.3	(42.6)	(87.1)	(129.2)
Reclassified out of AOCI	1.9	(2.7)	18.9		18.1
Net other comprehensive income (loss)	2.1	(2.4)	(23.7)	(87.1)	(111.1)
Balance at December 31, 2016	$(4.3)	(.3)	$(414.1)	$(709.4)	$(1,128.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

Reclassifications out of AOCI during the years ended December 31, 2018, 2017 and 2016 are as follows:

		AMOUNT RECLASSIFIED OUT OF AOCI
AOCI COMPONENTS	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF INCOME	2018	2017	2016
Unrealized losses and (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$5.4	$12.1	$(27.9)
	Cost of sales and revenues	(6.6)	3.9	.6
	Interest and other (income), net	(1.6)	1.8	1.3
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(118.7)	115.6	36.8
	Pre-tax expense (reduction) increase	(121.5)	133.4	10.8
	Tax expense (benefit)	31.0	(36.3)	(8.9)
	After-tax expense (reduction) increase	(90.5)	97.1	1.9
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.2)	(.6)	(3.7)
	Tax expense	.1	.2	1.0
	After-tax income increase	(.1)	(.4)	(2.7)
Unrealized losses on pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	35.3	25.4	27.7

Prior service costs	Interest and other (income), net	1.4	1.2	1.2
	Pre-tax expense increase	36.7	26.6	28.9
	Tax benefit	(8.7)	(8.5)	(10.0)
	After-tax expense increase	28.0	18.1	18.9
Total reclassifications out of AOCI		$(62.6)	$114.8	$18.1

Other Capital Stock Changes: The Company purchased treasury shares of 5.8 million, nil and 1.4 million in 2018, 2017 and 2016, respectively. The Company retired treasury shares of 5.8 million in 2018, nil in 2017 and 1.4 million in 2016.

P.	DERIVATIVE FINANCIAL INSTRUMENTS

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

At December 31, 2018, the notional amount of the Company’s interest-rate contracts was $3,348.1. Notional maturities for all interest-rate contracts are $907.3 for 2019, $647.9 for 2020, $1,230.0 for 2021, $414.4 for 2022, $67.4 for 2023 and $81.1 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At December 31, 2018, the notional amount of the outstanding foreign-exchange contracts was $674.6. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

At December 31,	2018		2017
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$84.5		$53.3
Deferred taxes and other liabilities		$18.5		$98.3
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	8.9		3.8
Accounts payable, accrued expenses and other		4.2		1.9
	$93.4	$22.7	$57.1	$100.2
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Financial Services:
Deferred taxes and other liabilities
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.4		$.6
Accounts payable, accrued expenses and other		$.9		$.6
Financial Services:
Other assets	.9		.1
Deferred taxes and other liabilities		1.0		2.2
	$1.3	$1.9	$.7	$2.8

Gross amounts recognized in Balance Sheet	$94.7	$24.6	$57.8	$103.0
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(.9)	(.9)	(.4)	(.4)
Financial Services:
Interest-rate contracts	(3.9)	(3.9)	(8.7)	(8.7)
Pro forma net amount	$89.9	$19.8	$48.7	$93.9

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. As of December 31, 2018, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	CARRIYING	CUMULATIVE BASIS
	AMOUNT OF THE	AMOUNT INCLUDED IN
Hedged Balance Sheet Line Item	HEDGED LIABILITIES	THE CARRYING AMOUNT
Medium-term notes	$188.7	$(1.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

The above table excludes the cumulative basis adjustments on discounted hedge relationships of ($2.9) million as of December 31, 2018.

The following table presents the location and amount of (income) expense on fair value hedges recognized in the Consolidated Statements of Comprehensive Income. The loss (gain) on fair value hedges for foreign-exchange contracts was nil for the years ended December 31, 2018 and 2017. The amounts related to interest-rate contracts were as follows:

Year Ended December 31,	2018	2017	2016
Financial Services:
Interest and other borrowing expenses:
Derivatives	$(.4)	$2.3	$5.5
Hedged term notes	2.2	(1.5)	(6.4)
	$1.8	$.8	$(.9)

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 9.5 years.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income (loss) (OCI):

Year Ended December 31,	2018		2017		2016
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Gain (loss) recognized in OCI:
Truck, Parts and Other		$4.5		$(17.4)		$24.4
Financial Services	$117.1		$(108.1)		$(30.9)
	$117.1	$4.5	$(108.1)	$(17.4)	$(30.9)	$24.4

The following presents the amount of (gain) loss from cash flow hedges reclassified from AOCI into income:

Year Ended December 31,	2018		2017		2016
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Net sales and revenues		$5.4		$12.1		$(27.9)
Cost of sales and revenues		(6.6)		3.9		.6
Interest and other (income), net		(1.6)		1.8		1.3
Financial Services:
Interest and other borrowing expenses	$(118.7)		$115.6		$36.8
	$(118.7)	$(2.8)	$115.6	$17.8	$36.8	$(26.0)

The amount of gain recorded in AOCI at December 31, 2018 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $9.8, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

The amount of gains or losses reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil for the year ended December 31, 2018, nil for the year ended December 31, 2017 and a loss of $.3 for the year ended December 31, 2016.

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

The expense (income) recognized in earnings related to derivatives not designated as hedging instruments was as follows:

Year Ended December 31,	2018		2017		2016
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Net sales and revenues						$(.4)
Cost of sales and revenues		$(.3)		$.3		.4
Interest and other (income), net		6.9		2.1		14.9
Financial Services:
Interest and other borrowing expenses		(14.9)	$(.1)	49.1	$.1	(28.4)
Selling, general and administrative		1.7		.5		1.8
		$(6.6)	$(.1)	$52.0	$.1	$(11.7)

Q.	FAIR VALUE MEASUREMENTS

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2018. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At December 31, 2018	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$325.1	$325.1
U.S. corporate securities		147.4	147.4
U.S. government and agency securities	$97.1	1.6	98.7
Non-U.S. corporate securities		271.3	271.3
Non-U.S. government securities		55.9	55.9
Other debt securities		122.0	122.0
Total marketable debt securities	$97.1	$923.3	$1,020.4
Derivatives
Cross currency swaps		$75.4	$75.4
Interest-rate swaps		9.1	9.1
Foreign-exchange contracts		10.2	10.2
Total derivative assets		$94.7	$94.7
Liabilities:
Derivatives
Cross currency swaps		$11.2	$11.2
Interest-rate swaps		7.3	7.3
Foreign-exchange contracts		6.1	6.1
Total derivative liabilities		$24.6	$24.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

At December 31, 2017	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$535.5	$535.5
U.S. corporate securities		89.7	89.7
U.S. government and agency securities	$48.7		48.7
Non-U.S. corporate securities		459.3	459.3
Non-U.S. government securities		91.7	91.7
Other debt securities		142.2	142.2
Total marketable debt securities	$48.7	$1,318.4	$1,367.1
Derivatives
Cross currency swaps		$44.2	$44.2
Interest-rate swaps		9.1	9.1
Foreign-exchange contracts		4.5	4.5
Total derivative assets		$57.8	$57.8
Liabilities:
Derivatives
Cross currency swaps		$93.0	$93.0
Interest-rate swaps		5.3	5.3
Foreign-exchange contracts		4.7	4.7
Total derivative liabilities		$103.0	$103.0

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

At December 31,	2018		2017
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$4,265.4	$4,269.5	$3,793.8	$3,804.8
Liabilities:
Financial Services fixed rate debt	5,419.2	5,396.4	5,397.6	5,387.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

R.	STOCK COMPENSATION PLANS

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

The Company recognizes compensation cost on these options and restricted stock awards on a straight-line basis over the requisite period the employee is required to render service less estimated forfeitures based on historical experience. The maximum number of shares of the Company’s common stock authorized for issuance under these plans is 46.7 million shares, and as of December 31, 2018, the maximum number of shares available for future grants was 13.3 million.

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

	2018	2017	2016
Risk-free interest rate	2.64%	1.97%	1.37%
Expected volatility	23%	23%	26%
Expected dividend yield	3.8%	3.1%	4.0%
Expected term	6 years	5 years	5 years
Weighted average grant date fair value of options per share	$10.67	$10.56	$7.51

The fair value of options granted was $6.3, $6.4 and $6.0 for the years ended December 31, 2018, 2017 and 2016, respectively. The fair value of options vested during the years ended December 31, 2018, 2017 and 2016 was $5.3, $5.2 and $7.8, respectively.

A summary of activity under the Company’s stock plans is presented below:

	2018	2017	2016
Intrinsic value of options exercised	$13.4	$22.0	$10.4
Cash received from stock option exercises	19.7	40.0	29.4
Tax benefit related to stock award exercises	2.4	4.9	1.0
Stock-based compensation	13.2	12.7	13.1
Tax benefit related to stock-based compensation	1.9	4.6	4.7

The summary of options as of December 31, 2018 and changes during the year then ended are presented below:

		PER SHARE	REMAINING	AGGREGATE
	NUMBER	EXERCISE	CONTRACTUAL	INTRINSIC
	OF SHARES	PRICE*	LIFE IN YEARS*	VALUE
Options outstanding at January 1	4,056,200	$51.57
Granted	586,500	68.69
Exercised	(492,500)	40.02
Cancelled	(59,300)	58.22
Options outstanding at December 31	4,090,900	$55.32	5.71	$23.1
Vested and expected to vest	3,968,800	$54.93	5.61	$23.1
Exercisable	2,254,600	$50.46	3.81	$18.1

*	Weighted Average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions, except per share data)

The fair value of restricted shares is determined based upon the stock price on the date of grant. The summary of nonvested restricted shares as of December 31, 2018 and changes during the year then ended is presented below:

	NUMBER	GRANT DATE
NONVESTED SHARES	OF SHARES	FAIR VALUE*
Nonvested awards outstanding at January 1	211,700	$60.16
Granted	185,700	67.41
Vested	(207,900)	63.27
Nonvested awards outstanding at December 31	189,500	$63.85

*	Weighted Average

As of December 31, 2018, there was $5.5 of total unrecognized compensation cost related to nonvested stock options, which is recognized over a remaining weighted average vesting period of 1.50 years. Unrecognized compensation cost related to nonvested restricted stock awards of $3.1 is expected to be recognized over a remaining weighted average vesting period of 1.52 years.

The dilutive and antidilutive options are shown separately in the table below:

Year Ended December 31,	2018	2017	2016
Additional shares	785,100	1,038,400	694,700
Antidilutive options	1,176,600	696,400	1,943,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions)

S.	SEGMENT AND RELATED INFORMATION

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

Other: Included in Other is the Company’s industrial winch manufacturing business as well as sales, income and expense not attributable to a reportable segment. Other also includes non-service cost components of pension (income) expense, a portion of corporate expenses and the EC charge in 2016. Intercompany interest (expense) income on cash advances to the financial services companies is included in Other and was $(.3), nil and $.4 for 2018, 2017 and 2016, respectively.

Geographic Area Data	2018	2017	2016
Net sales and revenues:
United States	$13,165.7	$10,530.1	$9,221.3
Europe	6,071.9	5,354.6	4,903.3
Other	4,258.1	3,571.7	2,908.7
	$23,495.7	$19,456.4	$17,033.3
Property, plant and equipment, net:
United States	$1,353.8	$1,238.1	$1,187.0
The Netherlands	397.8	464.5	406.7
Other	729.3	761.8	666.3
	$2,480.9	$2,464.4	$2,260.0
Equipment on operating leases, net:
United States	$1,405.1	$1,530.8	$1,458.0
Germany	361.0	385.1	318.3
United Kingdom	130.3	343.1	309.7
Mexico	306.4	316.1	304.8
Other	1,438.8	1,566.9	1,247.0
	$3,641.6	$4,142.0	$3,637.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016 (currencies in millions)

Business Segment Data	2018	2017	2016
Net sales and revenues:
Truck	$18,863.1	$15,543.7	$13,652.7
Less intersegment	(676.1)	(768.9)	(885.4)
External customers	18,187.0	14,774.8	12,767.3
Parts	3,896.2	3,380.2	3,052.9
Less intersegment	(57.3)	(53.2)	(47.2)
External customers	3,838.9	3,327.0	3,005.7
Other	112.7	85.7	73.6
	22,138.6	18,187.5	15,846.6
Financial Services	1,357.1	1,268.9	1,186.7
	$23,495.7	$19,456.4	$17,033.3
Income before income taxes:
Truck	$1,672.1	$1,253.8	$1,107.4
Parts	768.6	610.0	542.1
Other*	2.7	12.5	(852.4)
	2,443.4	1,876.3	797.1
Financial Services	305.9	261.7	305.7
Investment income	60.9	35.3	27.6
	$2,810.2	$2,173.3	$1,130.4
Depreciation and amortization:
Truck	$406.2	$468.2	$432.8
Parts	9.2	8.1	7.3
Other	18.4	18.1	15.8
	433.8	494.4	455.9
Financial Services	620.3	613.1	537.2
	$1,054.1	$1,107.5	$993.1
Expenditures for long-lived assets:
Truck	$778.5	$769.7	$735.6
Parts	29.4	23.4	16.9
Other	38.8	54.0	25.5
	846.7	847.1	778.0
Financial Services	1,085.1	1,008.0	1,214.4
	$1,931.8	$1,855.1	$1,992.4
Segment assets:
Truck	$5,347.3	$5,159.7	$4,429.4
Parts	1,090.9	950.7	805.1
Other	345.0	505.6	287.0
Cash and marketable securities	4,299.6	3,621.9	2,922.6
	11,082.8	10,237.9	8,444.1
Financial Services	14,399.6	13,202.3	12,194.8
	$25,482.4	$23,440.2	$20,638.9

*	Other includes the $833.0 European Commission charge in 2016.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Ernst & Young LLP, the Independent Registered Public Accounting Firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is included on page 81.

Ronald E. Armstrong

Chief Executive Officer

report of independent registered public accounting firm

To the Stockholders and the Board of Directors of PACCAR Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PACCAR Inc (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1945 Seattle, Washington
February 21, 2019

report of independent registered public accounting firm

To the Stockholders and the Board of Directors of PACCAR Inc

Opinion on Internal Control Over Financial Reporting

We have audited PACCAR Inc’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PACCAR Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 21, 2019, expressed an unqualified opinion thereon.

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
February 21, 2019

quarterly results (unaudited)

	QUARTER
	FIRST	SECOND	THIRD	FOURTH
	(millions except per share data)
2018
Truck, Parts and Other:
Net sales and revenues	$5,321.8	$5,467.2	$5,416.9	$5,932.7
Cost of sales and revenues	4,535.5	4,647.3	4,653.6	5,088.6
Research and development	76.0	76.7	72.9	80.5
Financial Services:
Revenues	332.2	338.0	339.9	347.0
Interest and other borrowing expenses	41.3	45.7	49.0	50.9
Depreciation and other expenses	186.4	185.5	178.5	177.6
Net Income	512.1	559.6	545.3	578.1
Net Income Per Share:
Basic	$1.45	$1.59	$1.55	$1.66
Diluted	1.45	1.59	1.55	1.65

2017
Truck, Parts and Other:
Net sales and revenues	$3,935.7	$4,397.9	$4,731.5	$5,122.4
Cost of sales and revenues	3,390.9	3,764.0	4,055.6	4,418.4
Research and development	61.0	66.1	67.0	70.6
Financial Services:
Revenues	302.2	306.3	328.2	332.2
Interest and other borrowing expenses	34.1	37.4	38.3	39.8
Depreciation and other expenses	179.7	172.8	186.2	188.8
Net Income	310.3	373.0	402.7	589.2
Adjusted Net Income *				415.8
Net Income Per Share:
Basic **	$.88	$1.06	$1.14	$1.67
Diluted	.88	1.06	1.14	1.67
Adjusted Diluted *				1.18

*	See Reconciliation of GAAP to Non-GAAP Financial Measures for 2017 on pages 33-34.
**

The sum of quarterly per share amounts do not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted shares outstanding and the effects of rounding for each period.

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

Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting on page 79 and Report of Independent Registered Public Accounting Firm on the Company’s internal control over financial reporting on page 81 for the year ended December 31, 2018, are included in this Form 10-K.

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 401(a), (d), and (e) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 30, 2019 and is incorporated herein by reference:

Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

Item 401(b) of Regulation S-K:

Executive Officers of the registrant as of February 21, 2019:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (65)	Executive Chairman of the Board of Directors since April 2014; Chairman and Chief Executive Officer from 1997 to April 2014. Mr. Pigott is the brother of John M. Pigott, a director of the Company.

Ronald E. Armstrong (63)	Chief Executive Officer since April 2014; President from January 2011 to April 2014.

Harrie C.A.M. Schippers (56)

President and Chief Financial Officer since January 2018; Executive Vice President and Chief Financial Officer from February 2017 to December 2017; Senior Vice President from April 2016 to February 2017; Vice President of PACCAR and President of DAF Trucks N.V. from April 2010 to April 2016.

R. Preston Feight (51)

Executive Vice President since September 2018; Vice President of PACCAR and President of DAF Trucks N.V. from April 2016 to August 2018; Vice President and General Manager, Kenworth from January 2015 to April 2016; Assistant General Manager, Sales and Marketing, Kenworth from April 2012 to December 2014.

Gary L. Moore (63)	Executive Vice President since January 2016; Senior Vice President from January 2015 to December 2015; Vice President and General Manager, Kenworth from January 2012 to December 2014.

Michael T. Barkley (63)	Senior Vice President and Controller since January 2016; Vice President and Controller from January 2007 to December 2015.

T. Kyle Quinn (57)

Senior Vice President and Chief Technology Officer since April 2018; Senior Vice President and General Manager, Peterbilt from January 2017 to March 2018; Senior Vice President from January 2016 to January 2017; Senior Vice President and Chief Information Officer from January 2014 to December 2015.

Darrin C. Siver (52)	Senior Vice President since January 2017; Vice President and General Manager, Peterbilt from June 2013 to December 2016.

David J. Danforth (58)	Vice President of PACCAR and General Manager, PACCAR Parts since 2014.

Marco A. Davila (60)	Vice President since March 2015; General Manager, DAF Caminhões Brasil Indústria Ltda. from June 2011 to February 2015.

C. Michael Dozier (53)	Vice President of PACCAR and General Manager, Kenworth since April 2016; Managing Director, PACCAR Australia from April 2013 to March 2016.

Douglas S. Grandstaff (58)

Vice President and General Counsel since November 2017; Vice President and General Counsel , Professional Instrumentation at Fortive Corporation from July 2016 to October 2017; Vice President and General Counsel, Test and Measurement at Danaher Corporation from November 2011 to June 2016.

Todd R. Hubbard (56)	Vice President, Global Financial Services since February 2019; President, PACCAR Financial Corp. from April 2011 to January 2019.

Jack K. LeVier (59)	Vice President, Human Resources since June 2007.

A. Lily Ley (53)

Vice President and Chief Information Officer since January 2017; General Manager and Chief Information Officer from January 2016 to December 2016; Assistant General Manager - Global Applications, Information Technology Division (ITD) from January 2015 to December 2015; Senior Director - Global Applications, ITD from May 2010 to December 2014.

Jason P. Skoog (47)

Vice President of PACCAR & General Manager of Peterbilt since April 2018; Assistant General Manager – Operations, Kenworth from January 2017 to March 2018; Assistant General Manager – Sales and Marketing, Kenworth from January 2015 to December 2016; General Sales Manager - West, Kenworth from February 2012 to December 2014.

Harry M.B. Wolters (48)

Vice President of PACCAR and President of DAF Trucks N.V. since September 2018; European Sales Director, DAF Trucks, from October 2017 to August 2018; Operations Director, DAF Trucks from October 2014 to September 2017; Human Resources Director, DAF Trucks from May 2013 to September 2014.

Officers are elected annually but may be appointed or removed on interim dates.

Item 405 of Regulation S-K:

The information required by this item is included in the proxy statement for the annual stockholders meeting of April 30, 2019 and is incorporated herein by reference.

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

Item 407(d)(4) and 407(d)(5) of Regulation S‑K:

The following information is included in the proxy statement for the annual stockholders meeting of April 30, 2019 and is incorporated herein by reference:

•	Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”
•	Identification of audit committee financial experts is included under the caption “AUDIT COMMITTEE REPORT.”
ITEM 11.	EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 30, 2019 and is incorporated herein by reference:

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

Stock ownership information is included under the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS” in the proxy statement for the annual stockholders meeting of April 30, 2019 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S‑K Item 201(d) is provided in Item 5 of this Form 10‑K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions with management and others as defined by Item 404 of Regulation S‑K occurred in 2018.

Information concerning director independence is included under the caption “BOARD GOVERNANCE” in the proxy statement for the annual stockholders meeting of April 30, 2019 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal accounting fees and services information is included under the caption “INDEPENDENT AUDITORS” in the proxy statement for the annual stockholders meeting of April 30, 2019 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Listing of financial statements

The following consolidated financial statements of PACCAR Inc are included in Item 8:

Consolidated Statements of Income

— Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2018, 2017 and 2016

Consolidated Balance Sheets

— December 31, 2018 and 2017

Consolidated Statements of Cash Flows

— Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders' Equity

— Years Ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

— December 31, 2018, 2017 and 2016

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(3) Listing of Exhibits (in order of assigned index numbers):

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2018	3(i)	001-14817

(ii)		Bylaws:

		Sixth Amended and Restated Bylaws of PACCAR Inc	8-K	December 7, 2018	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(c)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(d)	Forms of Medium-Term Note, Series P (PACCAR Financial Corp.)	S-3	November 2, 2018	4.2 and 4.3	333-228141

	(e)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Euro Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Euro Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2016	10-K	February 21, 2017	4(i)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 10, 2017	10-Q	August 4, 2017	4(h)	001-14817

	(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2018	10-Q	August 3, 2018	4(h)	001-14817

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

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	Appendix A	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(f)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

	(g)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (effective 01/01/16)	10-Q	August 6, 2015	10(i)	001-14817

	(h)	PACCAR Inc Long Term Incentive Plan	8-K	September 19, 2016	10(j)	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

	(j)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

	(k)	PACCAR Inc Long Term Incentive Plan, 2014 Form of Nonstatutory Stock Option Agreement	10-Q	August 7, 2013	10(l)	001-14817

	(l)	PACCAR Inc Long Term Incentive Plan, 2016 Form of Restricted Stock Award Agreement	10-Q	August 6, 2015	10(q)	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, 2018 Form of Restricted Stock Award Agreement*

	(n)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Unit Agreement*

	(o)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(p)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	8-K	May 16, 2007	10.1	001-14817

(q)

Letter Waiver Dated as of July 22, 2008 amending the Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities

		10-Q	October 27, 2008	10(o)	001-14817

(r)

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

PACCAR Inc
Registrant

Date: February 21, 2019	/s/ Ronald E. Armstrong
Ronald E. Armstrong
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ R. E. Armstrong	Chief Executive Officer and Director
R. E. Armstrong	(Principal Executive Officer)

/s/ H. C. A. M. Schippers	President and Chief Financial Officer
H. C. A. M. Schippers	(Principal Financial Officer)

/s/ M. T. Barkley	Senior Vice President and Controller
M. T. Barkley	(Principal Accounting Officer)

/s/ M. C. Pigott	Executive Chairman and Director
M. C. Pigott

*/s/ A. J. Carnwath	Director
A. J. Carnwath

*/s/ F. L. Feder	Director
F. L. Feder

*/s/ B. E. Ford	Director
B. E. Ford

*/s/ K. S. Hachigian	Director
K. S. Hachigian

*/s/ R. C. McGeary	Director
R. C. McGeary

*/s/ J. M. Pigott	Director
J. M. Pigott

*/s/ M. A. Schulz	Director
M. A. Schulz

*/s/ G. M. E. Spierkel	Director
G. M. E. Spierkel

*/s/ C. R. Williamson	Director
C. R. Williamson

*By	/s/ M. C. Pigott
M. C. Pigott
Attorney-in-Fact