Form 10-Q
period 2019-03-31
PACCAR INC
filed 2019-05-02
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $1 par value	PCAR	The NASDAQ Global Select Market LLC

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value — 346,443,375 shares as of April 30, 2019

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended
	March 31
	2019	2018
TRUCK, PARTS AND OTHER:
Net sales and revenues	$6,138.1	$5,321.8

Cost of sales and revenues	5,217.1	4,535.5
Research and development	78.3	76.0
Selling, general and administrative	136.9	137.1
Interest and other (income), net	(10.3)	(18.7)
	5,422.0	4,729.9
Truck, Parts and Other Income Before Income Taxes	716.1	591.9

FINANCIAL SERVICES:
Interest and fees	137.1	115.7
Operating lease, rental and other revenues	212.4	216.5
Revenues	349.5	332.2

Interest and other borrowing expenses	53.4	41.3
Depreciation and other expenses	177.4	186.4
Selling, general and administrative	32.5	31.1
Provision for losses on receivables	2.2	5.9
	265.5	264.7
Financial Services Income Before Income Taxes	84.0	67.5
Investment income	19.3	10.0
Total Income Before Income Taxes	819.4	669.4
Income taxes	190.4	157.3
Net Income	$629.0	$512.1

Net Income Per Share
Basic	$1.81	$1.45
Diluted	$1.81	$1.45

Weighted Average Number of Common Shares Outstanding
Basic	347.2	352.5
Diluted	347.8	353.5

Comprehensive Income	$632.0	$587.4

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	March 31	December 31
	2019	2018*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$2,733.1	$3,279.2
Trade and other receivables, net	1,736.2	1,314.4
Marketable debt securities	1,081.6	1,020.4
Inventories, net	1,272.6	1,184.7
Other current assets	401.7	364.7
Total Truck, Parts and Other Current Assets	7,225.2	7,163.4

Equipment on operating leases, net	757.4	786.6
Property, plant and equipment, net	2,521.5	2,480.9
Other noncurrent assets, net	744.2	651.9
Total Truck, Parts and Other Assets	11,248.3	11,082.8

FINANCIAL SERVICES:
Cash and cash equivalents	109.5	156.7
Finance and other receivables, net	11,355.7	10,840.8
Equipment on operating leases, net	2,824.1	2,855.0
Other assets	619.4	547.1
Total Financial Services Assets	14,908.7	14,399.6
	$26,157.0	$25,482.4

*	The December 31, 2018 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	March 31	December 31
	2019	2018*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$3,507.4	$3,027.7
Dividend payable		695.1
Total Truck, Parts and Other Current Liabilities	3,507.4	3,722.8
Residual value guarantees and deferred revenues	813.2	842.4
Other liabilities	1,272.2	1,145.7
Total Truck, Parts and Other Liabilities	5,592.8	5,710.9

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	570.3	523.2
Commercial paper and bank loans	3,424.8	3,540.8
Term notes	6,771.6	6,409.7
Deferred taxes and other liabilities	692.0	704.9
Total Financial Services Liabilities	11,458.7	11,178.6

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 347.0 and 346.6 million shares	347.0	346.6
Additional paid-in capital	94.3	69.4
Treasury stock, at cost - .5 million and nil shares	(33.4)
Retained earnings	9,793.1	9,275.4
Accumulated other comprehensive loss	(1,095.5)	(1,098.5)
Total Stockholders' Equity	9,105.5	8,592.9
	$26,157.0	$25,482.4

*	The December 31, 2018 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Three Months Ended
	March 31
	2019	2018
OPERATING ACTIVITIES:
Net Income	$629.0	$512.1
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	81.4	93.6
Equipment on operating leases and other	177.7	179.9
Provision for losses on financial services receivables	2.2	5.9
Other, net	(9.0)	(47.7)
Pension contributions	(5.8)	(75.6)
Change in operating assets and liabilities:
Trade and other receivables	(442.5)	(353.7)
Wholesale receivables on new trucks	(402.7)	(233.0)
Inventories	(92.8)	(135.5)
Accounts payable and accrued expenses	405.3	441.3
Income taxes, warranty and other	20.2	138.0
Net Cash Provided by Operating Activities	363.0	525.3

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(888.1)	(849.4)
Collections on retail loans and finance leases	764.8	696.5
Net decrease in wholesale receivables on used equipment	4.3	21.8
Purchases of marketable debt securities	(202.6)	(128.5)
Proceeds from sales and maturities of marketable debt securities	146.6	448.6
Payments for property, plant and equipment	(102.8)	(98.4)
Acquisitions of equipment for operating leases	(287.4)	(276.7)
Proceeds from asset disposals	164.5	130.0
Net Cash Used in Investing Activities	(400.7)	(56.1)

FINANCING ACTIVITIES:
Payments of cash dividends	(806.1)	(510.1)
Purchases of treasury stock	(32.9)	(13.5)
Proceeds from stock compensation transactions	15.9	9.5
Net (decrease) increase in commercial paper, short-term bank loans and other	(113.9)	284.3
Proceeds from term debt	636.7	398.7
Payments on term debt	(250.0)	(508.2)
Net Cash Used in Financing Activities	(550.3)	(339.3)
Effect of exchange rate changes on cash	(5.3)	9.5
Net (Decrease) Increase in Cash and Cash Equivalents	(593.3)	139.4
Cash and cash equivalents at beginning of period	3,435.9	2,364.7
Cash and cash equivalents at end of period	$2,842.6	$2,504.1

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended
	March 31
	2019	2018
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of quarter	$346.6	$351.8
Stock compensation	.4	.3
Balance at end of quarter	347.0	352.1

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of quarter	69.4	123.2
Stock compensation	24.9	16.9
Balance at end of quarter	94.3	140.1

TREASURY STOCK, AT COST:
Balance at beginning of quarter
Purchases, shares: 2019 - .50; 2018 - .26	(33.4)	(16.7)
Balance at end of quarter	(33.4)	(16.7)

RETAINED EARNINGS:
Balance at beginning of quarter	9,275.4	8,369.1
Net income	629.0	512.1
Cash dividends declared on common stock, per share: 2019 - $.32, 2018 - $.25	(111.3)	(88.2)
Cumulative effect of change in accounting principles		17.1
Balance at end of quarter	9,793.1	8,810.1

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of quarter	(1,098.5)	(793.6)
Other comprehensive income	3.0	75.3
Balance at end of quarter	(1,095.5)	(718.3)
Total Stockholders’ Equity	$9,105.5	$8,567.3

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2018.

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

Three Months Ended March 31,	2019	2018
Additional shares	592,400	1,007,800
Antidilutive options	2,037,400	1,173,100

Reclassifications: The Company reclassified certain prior period balances to conform to the 2019 presentation. Operating cash flows from sales-type finance leases and dealer direct loans on new trucks for the three months ended March 31, 2018 were reclassified to Income taxes, warranty and other ($30.0 million) and Trade and other receivables ($1.7 million), respectively, within cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company changed its presentation of Finance leases as of December 31, 2018 in Note E from gross to net of unearned interest on finance leases for comparability with the current period. As of December 31, 2018, unearned interest on finance leases was $387.5 million.

New Accounting Pronouncements

New Lease Standard

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-02. Under the new lease standard, lessees recognize a right-of-use asset and a lease liability for virtually all leases (other than short-term leases). Lessor accounting is largely unchanged, except for a reduction in the capitalization of certain initial direct costs and the classification of certain cash flows. This ASU may be applied retrospectively in each reporting period presented or modified retrospectively with the cumulative effect adjustment to the opening balance of retained earnings. The Company adopted this ASU on January 1, 2019 on a modified retrospective basis, with no effect on Retained earnings.

The Company elected the package of practical expedients for its leases existing prior to the adoption of this ASU that will retain prior conclusions about lease identification, lease classification and initial direct costs under the new standard. For lessee accounting, the Company elected the short-term lease exemption to not recognize right-of-use assets and lease liabilities for any leases with a duration of twelve months or less. For lessor accounting, the Company elected to exclude taxes collected from customers, such as sales and use and value added, from the measurement of lease income and expense.

The new standard requires lessors within the scope of ASC 942, Financial Services – Depository and Lending, to classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows. The Company continues to present cash receipts from direct finance leases as an investing cash inflow and reclassified cash flows from sales-type leases from operating to investing activities. For the three months ended March 31, 2019, total cash originations and cash receipts from sales-type leases were $30.5 million and $50.3 million, respectively.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet on January 1, 2019 for the adoption of ASU 2016-02 was as follows:

	BALANCE AT DECEMBER 31, 2018	CHANGE DUE TO NEW STANDARD	BALANCE AT JANUARY 1, 2019
Consolidated Balance Sheets
ASSETS
TRUCK, PARTS AND OTHER:
Other noncurrent assets, net	$651.9	$40.9	$692.8
FINANCIAL SERVICES:
Other assets	547.1	5.8	552.9

LIABILITIES AND STOCKHOLDERS' EQUITY
TRUCK, PARTS AND OTHER:
Accounts payable, accrued expenses and other	3,027.7	12.6	3,040.3
Other liabilities	1,145.7	28.5	1,174.2
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	523.2	1.3	524.5
Deferred taxes and other liabilities	704.9	4.3	709.2

Other Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendment requires entities having financial assets measured at amortized cost to estimate credit reserves under an expected credit loss model rather than the current incurred loss model. Under this new model, expected credit losses will be based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability. The ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted. This amendment should be applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact on its consolidated financial statements.

In addition to adopting the ASUs disclosed above, the Company adopted the following standards effective January 1, 2019, none of which had a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION
2018-07 *	Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

*	The Company adopted on the effective date of January 1, 2019.

The FASB also issued the following standards which are not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2018-13 *	Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.	January 1, 2020
2018-14 *	Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.	January 1, 2021
2018-15 *	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.	January 1, 2020

*	The Company will adopt on the effective date.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE B – Sales and Revenues

Truck, Parts and Other

The Company enters into sales contracts with customers associated with purchases of the Company’s products and services including trucks, parts, product support, and other related services. Generally, the Company recognizes revenue for the amount of consideration it will receive for delivering a product or service to a customer. Revenue is recognized when the customer obtains control of the product or receives benefits of the service. The Company excludes sales taxes, value added taxes and other related taxes assessed by government agencies from revenue. There are no significant financing components included in product or service revenue since generally customers pay shortly after the products or services are transferred. In the Truck and Parts segment, when the Company grants extended payment terms on selected receivables and charges interest, interest income is recognized when earned.

The following table disaggregates Truck, Parts and Other revenues by major sources:

Three Months Ended March 31,	2019	2018
Truck
Truck sales	$4,913.6	$4,174.4
Revenues from extended warranties, operating leases and other	193.7	178.6
	5,107.3	4,353.0
Parts
Parts sales	976.6	912.1
Revenues from dealer services and other	28.1	27.8
	1,004.7	939.9
Winch sales and other	26.1	28.9
Truck, Parts and Other sales and revenues	$6,138.1	$5,321.8

The Company recognizes truck and parts sales as revenue when control of the products is transferred to customers which generally occurs upon shipment, except for certain truck sales which are subject to a residual value guarantee (RVG) by the Company. The standard payment term for trucks and aftermarket parts is typically within 30 days, but the Company may grant extended payment terms on selected receivables. The Company recognizes revenue for the invoice amount adjusted for estimated sales incentives and returns. Sales incentives and returns are estimated based on historical experience and are adjusted to current period revenue when the most likely amount of consideration the Company expects to receive changes or becomes fixed. Truck and part sales include a standard product warranty which is included in cost of sales. The Company has elected to treat delivery services as a fulfillment activity with revenues recognized when the customer obtains control of the product. Delivery revenue is included in revenues and the related costs are included in cost of sales. As a practical expedient, the Company is not disclosing truck order backlog, as a significant majority of the backlog has a duration of less than one year.

Truck sales with RVG that allow customers the option to return their truck are accounted for as a sale when the customer does not have an economic incentive to return the truck to the Company, or as an operating lease when the customer does have an economic incentive to return the truck. The estimate of customers’ economic incentive to return the trucks is based on an analysis of historical guaranteed buyback value and estimated market value. When truck sales with RVGs are accounted for as a sale, revenue is recognized when the truck is transferred to the customer less an amount for expected returns. Expected return rates are estimated by using a historical weighted average return rate over a four-year period. The estimated value of the truck assets to be returned and the related return liabilities at March 31, 2019 were $364.4 and $376.6, respectively, compared to $319.8 and $329.3 at December 31, 2018, respectively. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $781.8 at March 31, 2019.

Revenues from extended warranties, operating leases and other includes optional extended warranty and repair and maintenance service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or repair and maintenance contract periods. See Note H, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Total operating lease income from truck sales with RVGs was $41.7 for the three months ended March 31, 2019.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Aftermarket parts sales allow for returns which are estimated at the time of sale based on historical data. At March 31, 2019, the estimated value of the returned goods asset and the related return liability were $49.3 and $109.3, respectively, compared to $49.0 and $104.5 at December 31, 2018, respectively. Parts dealer services and other revenues are recognized as services are performed.

Revenue from winch sales and other is primarily derived from the industrial winch business. Winch sales are recognized when the product is transferred to a customer, which generally occurs upon shipment. Also within this category are other revenues not attributable to a reportable segment.

Financial Services

The Company’s Financial Services segment products include loans to customers collateralized by the vehicles being financed, finance leases to lease equipment to retail customers and dealers, dealer wholesale financing which includes floating-rate wholesale loans to PACCAR dealers for new and used trucks, and operating leases which includes rentals on Company owned equipment. Interest income from loans, finance leases and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest income over the expected life of the contracts using the straight-line method which approximates the interest method. Operating lease rental revenue is recognized on a straight-line basis over the term of the lease. Customer contracts may include additional services such as excess mileage, repair and maintenance and other services on which revenue is recognized when earned. The Company’s full-service lease arrangements bundles these additional services. Rents for full-service lease contracts are allocated between lease and non-lease components based on the relative stand-alone price of each component. Taxes, such as sales and use and value added, which are collected by the Company from a customer, are excluded from the measurement of lease income and expenses.

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2019 or December 31, 2018. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

Finance leases are secured by the trucks and related equipment being leased and the lease terms generally range from three to five years depending on the type and use of the equipment. The lessee is required to either purchase the equipment or guarantee to the Company a stated residual value upon the disposition of the equipment at the end of the finance lease term.

Operating lease terms generally range from three to five years. At the end of the operating lease term, the lessee has the option to return the equipment to the Company or purchase the equipment at its fair market value.

The Company determines its estimate of the residual value of leased vehicles by considering the length of the lease term, the truck model, the expected usage of the truck and anticipated market demand. If the sales price of the truck at the end of the agreement differs from the Company’s estimated residual value, a gain or loss will result. Future market conditions, changes in government regulations and other factors outside the Company’s control could impact the ultimate sales price of trucks returned under these contracts. Residual values are reviewed regularly and adjusted if market conditions warrant.

The Company recognized lease income as follows:

Three Months Ended March 31,	2019
Finance lease income	$35.3
Operating lease income	200.7
Total lease income	$236.0

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE C - Investments in Marketable Debt Securities

The Company's investments in marketable debt securities are classified as available-for-sale. These investments are stated at fair value with any unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) (AOCI).

The Company utilizes third-party pricing services for all of its marketable debt security valuations. The Company reviews the pricing methodology used by the third‑party pricing services, including the manner employed to collect market information. On a quarterly basis, the Company also performs review and validation procedures on the pricing information received from the third‑party providers. These procedures help ensure the fair value information used by the Company is determined in accordance with applicable accounting guidance.

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

Marketable debt securities at March 31, 2019 and December 31, 2018 consisted of the following:

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At March 31, 2019	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$304.2	$1.1	$.4	$304.9
U.S. corporate securities	162.4	1.1	.1	163.4
U.S. government and agency securities	110.9	.3	.2	111.0
Non-U.S. corporate securities	301.8	1.5	.5	302.8
Non-U.S. government securities	74.2	.2		74.4
Other debt securities	125.0	.6	.5	125.1
	$1,078.5	$4.8	$1.7	$1,081.6

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At December 31, 2018	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$326.0	$.3	$1.2	$325.1
U.S. corporate securities	147.6	.2	.4	147.4
U.S. government and agency securities	98.9	.2	.4	98.7
Non-U.S. corporate securities	272.5	.4	1.6	271.3
Non-U.S. government securities	55.9	.1	.1	55.9
Other debt securities	122.6	.2	.8	122.0
	$1,023.5	$1.4	$4.5	$1,020.4

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.2 and $.9 and gross realized losses were $.1 and $.5 for the three months periods ended March 31, 2019 and 2018, respectively.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	March 31, 2019		December 31, 2018
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$53.5	$370.3	$252.8	$397.9
Unrealized losses		1.7	.8	3.7

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

Contractual maturities on marketable debt securities at March 31, 2019 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$319.1	$318.8
One to five years	740.7	744.1
Six to ten years	3.7	3.7
More than ten years	15.0	15.0
	$1,078.5	$1,081.6

NOTE D - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last‑in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	March 31	December 31
	2019	2018
Finished products	$641.8	$563.2
Work in process and raw materials	814.6	803.3
	1,456.4	1,366.5
Less LIFO reserve	(183.8)	(181.8)
	$1,272.6	$1,184.7

Under the LIFO method of accounting (used for approximately 44% of March 31, 2019 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	March 31	December 31
	2019	2018
Loans	$4,766.9	$4,630.5
Finance leases	3,808.0	3,807.2
Dealer wholesale financing	2,728.5	2,342.3
Operating lease receivables and other	169.2	174.6
	11,472.6	10,954.6
Less allowance for losses:
Loans and leases	(106.3)	(103.8)
Dealer wholesale financing	(7.0)	(6.8)
Operating lease receivables and other	(3.6)	(3.2)
	$11,355.7	$10,840.8

The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

Annual minimum payments due on finance lease receivables and a reconciliation of the undiscounted cash flows to the net investment in finance leases are as follows:

FINANCE
At March 31, 2019	LEASES
Remainder of 2019	$1,043.3
2020	1,074.5
2021	802.7
2022	505.2
2023	277.3
Thereafter	114.6
3,817.6
Unearned interest on finance leases	(389.4)
Unguaranteed residual values	379.8
Net investment in finance leases	$3,808.0

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

On average, modifications extended contractual terms by approximately five months in 2019 and six months in 2018 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2019 and December 31, 2018.

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

Accounts are charged off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible, which generally occurs upon repossession of the collateral. Typically the timing between the repossession and charge-off is not significant. In cases where repossession is delayed (e.g., for legal proceedings), the Company records a partial charge-off. The charge-off is determined by comparing the fair value of the collateral, less cost to sell, to the recorded investment.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The allowance for credit losses is summarized as follows:

	2019
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$6.8	$10.0	$93.8	$3.2	$113.8
Provision for losses	.2	(.2)	1.6	.6	2.2
Charge-offs			(3.9)	(.2)	(4.1)
Recoveries			4.8		4.8
Currency translation and other			.2		.2
Balance at March 31	$7.0	$9.8	$96.5	$3.6	$116.9

	2018
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$6.0	$9.4	$92.5	$9.3	$117.2
Provision for losses	.3		5.0	.6	5.9
Charge-offs			(4.2)	(.2)	(4.4)
Recoveries	.1		1.6		1.7
Currency translation and other	.1		1.1	.2	1.4
Balance at March 31	$6.5	$9.4	$96.0	$9.9	$121.8

*	Operating leases and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	DEALER		CUSTOMER
At March 31, 2019	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually		$2.5	$32.0	$34.5
Allowance for impaired finance receivables determined individually			4.2	4.2
Recorded investment for finance receivables evaluated collectively	$2,728.5	1,450.9	7,089.5	11,268.9
Allowance for finance receivables determined collectively	7.0	9.8	92.3	109.1

	DEALER		CUSTOMER
At December 31, 2018	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$.1	$2.5	$36.7	$39.3
Allowance for impaired finance receivables determined individually	.1		5.8	5.9
Recorded investment for finance receivables evaluated collectively	2,342.2	1,462.1	6,936.4	10,740.7
Allowance for finance receivables determined collectively	6.7	10.0	88.0	104.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The recorded investment for finance receivables that are on non-accrual status is as follows:

	March 31	December 31
	2019	2018
Dealer:
Wholesale		$.1
Customer retail:
Fleet	$24.1	27.5
Owner/operator	6.5	7.9
	$30.6	$35.5

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of March 31, 2019 and December 31, 2018 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2019	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve			$11.6	$3.0	$14.6
Associated allowance			(2.2)	(.6)	(2.8)
			$9.4	$2.4	$11.8
Impaired loans with no specific reserve		$2.5	5.9	.5	8.9
Net carrying amount of impaired loans		$2.5	$15.3	$2.9	$20.7
Average recorded investment*	$.1	$2.9	$26.3	$3.3	$32.6

*	Represents the average during the 12 months ended March 31, 2019.

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2018	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$14.5	$3.4	$18.0
Associated allowance	(.1)		(2.3)	(1.0)	(3.4)
			12.2	2.4	14.6
Impaired loans with no specific reserve		$2.5	4.9	.3	7.7
Net carrying amount of impaired loans		$2.5	$17.1	$2.7	$22.3
Average recorded investment*	$.1	$4.0	$33.4	$2.0	$39.5

*	Represents the average during the 12 months ended March 31, 2018.

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

Three Months Ended March 31,	2019	2018
Fleet	$.3	$.5
Owner/operator	.1
	$.4	$.5

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

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2019	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Performing	$2,723.8	$1,450.9	$5,902.9	$1,082.5	$11,160.1
Watch	4.7		94.6	9.5	108.8
At-risk		2.5	25.0	7.0	34.5
	$2,728.5	$1,453.4	$6,022.5	$1,099.0	$11,303.4

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2018	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Performing	$2,329.5	$1,462.1	$5,759.0	$1,099.3	$10,649.9
Watch	12.6		70.0	8.2	90.8
At-risk	.2	2.5	28.5	8.1	39.3
	$2,342.3	$1,464.6	$5,857.5	$1,115.6	$10,780.0

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2019	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,727.6	$1,453.4	$5,983.6	$1,085.0	$11,249.6
31 – 60 days past due	.9		25.0	7.1	33.0
Greater than 60 days past due			13.9	6.9	20.8
	$2,728.5	$1,453.4	$6,022.5	$1,099.0	$11,303.4

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2018	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,342.1	$1,464.6	$5,835.6	$1,103.1	$10,745.4
31 – 60 days past due	.1		11.2	6.7	18.0
Greater than 60 days past due	.1		10.7	5.8	16.6
	$2,342.3	$1,464.6	$5,857.5	$1,115.6	$10,780.0

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Troubled Debt Restructurings

The balance of TDRs was $19.3 and $20.1 at March 31, 2019 and December 31, 2018, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

Three Months Ended March 31,	2019		2018
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$.6	$.6	$.2	$.2
Owner/operator	.2	.2	.2	.2
	$.8	$.8	$.4	$.4

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2019 and 2018.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the period by portfolio class are as follows:

Three Months Ended March 31,	2019	2018
Fleet	$.6	$.4
Owner/operator	.1
	$.7	$.4

There were no finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off in the three months ended March 31, 2019 and 2018.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at March 31, 2019 and December 31, 2018 was $8.6 and $10.8, respectively. Proceeds from the sales of repossessed assets were $18.9 and $8.5 for the first three months ended March 31, 2019 and 2018, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

NOTE F – EQUIPMENT ON OPERATING LEASES

The Company’s Financial Services segment leases equipment under operating leases to its customers. In addition, in the Truck segment, some equipment sold to customers in Europe subject to an RVG by the Company is accounted for as an operating lease. Equipment is recorded at cost and is depreciated on the straight-line basis to the lower of the estimated residual value or guarantee value. Lease and guarantee periods generally range from three to five years. Estimated useful lives of the equipment range from three to nine years. The Company reviews residual values of equipment on operating leases periodically to determine that recorded amounts are appropriate.

A summary of equipment on operating leases for Truck, Parts and Other and for the Financial Services segments is as follows:

	TRUCK, PARTS AND OTHER		FINANCIAL SERVICES
	March 31	December 31	March 31	December 31
	2019	2018	2019	2018
Equipment on operating leases	$915.3	$948.1	$4,085.1	$4,098.3
Less allowance for depreciation	(157.9)	(161.5)	(1,261.0)	(1,243.3)
	$757.4	$786.6	$2,824.1	$2,855.0

Annual minimum lease payments due on Financial Services operating leases beginning April 1, 2019 for each fiscal year ended December 31 are $471.7 for the remainder of 2019, then, $469.3, $305.5, $142.5, $50.5 and $14.4 thereafter.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

When the equipment is sold subject to an RVG, the full sales price is received from the customer. A liability is established for the residual value obligation with the remainder of the proceeds recorded as deferred lease revenue.  These amounts are summarized below:

	TRUCK, PARTS AND OTHER
	March 31	December 31
	2019	2018
Residual value guarantees	$573.2	$591.1
Deferred lease revenues	240.0	251.3
	$813.2	$842.4

Annual maturities of the RVGs beginning April 1, 2019 for each fiscal year ended December 31 are $147.4 for the remainder of 2019, then $153.6, $147.6, $85.7, $21.6 and $17.3 thereafter. The deferred lease revenue is amortized on a straight-line basis over the RVG contract period.  Annual amortization of deferred revenues beginning April 1, 2019 for each fiscal year ended December 31 is $81.8 for the remainder of 2019, then, $79.6, $45.7, $26.0, $6.4 and $.5 thereafter.

NOTE G – Leases

The Company leases certain facilities and computer equipment. The Company determines whether an arrangement is or contains a lease at inception. The Company accounts for lease and non-lease components separately. The consideration in the contract is allocated to each separate lease and non-lease component of the contract generally based on the relative stand-alone price of components. The lease component is accounted for in accordance with the lease standard and the non-lease component is accounted for in accordance with other standards. The Company uses its incremental borrowing rate in determining the present value of lease payments unless the rate implicit in the lease is available. The lease term may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Leases that have a term of 12 months or less at the commencement date (“short-term leases”) are not included in the right-of-use assets and the lease liabilities. Lease expense for the short-term leases are recognized on a straight-line basis over the lease term.

The components of lease expense were as follows:

Three Months Ended March 31,	2019
Finance lease cost
Amortization of right-of-use assets	$.3
Interest on lease liabilities	.1
Operating lease cost	4.1
Short-term lease cost	.2
Variable lease cost	.4
Total lease cost	$5.1

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Balance sheet information related to leases was as follows:

At March 31, 2019	OPERATING LEASES	FINANCE LEASES
TRUCK, PARTS AND OTHER
Other noncurrent assets	$37.0	$1.5
FINANCIAL SERVICES
Other assets	5.4
Total right-of-use assets	$42.4	$1.5

TRUCK, PARTS AND OTHER:
Accounts payable, accrued expenses and other	$12.9	$.8
Other liabilities	25.4	.9
FINANCIAL SERVICES
Accounts payable, accrued expenses and other	1.4
Deferred taxes and other liabilities	4.1
Total lease liabilities	$43.8	$1.7

The weighted-average remaining lease term and discount rate are as follows:

At March 31, 2019	OPERATING LEASES	FINANCE LEASES
Weighted-average remaining lease term	4.1 years	2.4 years
Weighted-average discount rate	2.0%	4.3%

Maturities of lease liabilities are as follows:

At March 31, 2019	OPERATING LEASES	FINANCE LEASES
Remainder of 2019	$11.5	$.7
2020	12.8	.7
2021	8.8	.3
2022	5.9	.1
2023	4.0	.1
Thereafter	3.0
Total lease payments	46.0	1.9
Less: interest	(2.2)	(.2)
Total lease liabilities	$43.8	$1.7

Cash flow information related to leases was as follows:

Three Months Ended March 31,	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3.8
Operating cash flows from finance leases
Financing cash flows from finance leases	.2

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	3.2
Finance leases	.6

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE H - Product Support Liabilities

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

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2019	2018
Balance at January 1	$380.2	$298.8
Cost accruals	91.1	74.6
Payments	(78.6)	(68.8)
Change in estimates for pre-existing warranties	(4.5)	10.8
Currency translation and other	(.3)	6.2
Balance at March 31	$387.9	$321.6

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2019	2018
Balance at January 1	$699.9	$653.9
Deferred revenues	129.4	115.1
Revenues recognized	(96.9)	(93.4)
Currency translation	(3.1)	10.4
Balance at March 31	$729.3	$686.0

The Company expects to recognize approximately $178.1 of the remaining deferred revenue on extended warranties and R&M contracts in 2019, $227.1 in 2020, $166.3 in 2021, $107.7 in 2022, $37.0 in 2023 and $13.1 thereafter.

NOTE I - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follow:

Three Months Ended March 31,	2019	2018
Net income	$629.0	$512.1
Other comprehensive (loss) income (OCI):
Unrealized losses on derivative contracts	(15.8)	(4.1)
Tax effect	4.2	1.6
	(11.6)	(2.5)
Unrealized gains (losses) on marketable debt securities	6.2	(2.6)
Tax effect	(1.6)	.6
	4.6	(2.0)
Pension plans	.7	2.6
Tax effect	(.1)	(.6)
	.6	2.0
Foreign currency translation gains	9.4	77.8
Net other comprehensive income	3.0	75.3
Comprehensive income	$632.0	$587.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2019	$2.0	$(2.3)	$(477.8)	$(620.4)	$(1,098.5)
Recorded into AOCI	(22.7)	4.6	(3.1)	9.4	(11.8)
Reclassified out of AOCI	11.1		3.7		14.8
Net other comprehensive (loss) income	(11.6)	4.6	.6	9.4	3.0
Balance at March 31, 2019	$(9.6)	$2.3	$(477.2)	$(611.0)	$(1,095.5)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2018	$1.2	$(1.8)	$(375.6)	$(417.4)	$(793.6)
Recorded into AOCI	(11.8)	(1.7)	(4.2)	77.8	60.1
Reclassified out of AOCI	9.3	(.3)	6.2		15.2
Net other comprehensive (loss) income	(2.5)	(2.0)	2.0	77.8	75.3
Balance at March 31, 2018	$(1.3)	$(3.8)	$(373.6)	$(339.6)	$(718.3)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	March 31
AOCI COMPONENTS	COMPREHENSIVE INCOME	2019	2018
Unrealized losses and (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$9.4	$4.6
	Cost of sales and revenues	(2.1)	(1.1)
	Interest and other (income), net	.5	(1.0)
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	6.7	9.3
	Pre-tax expense increase	14.5	11.8
	Tax benefit	(3.4)	(2.5)
	After-tax expense increase	11.1	9.3
Unrealized losses and (gains) on marketable debt securities:
Marketable debt securities	Investment income		(.4)
	Tax expense		.1
	After-tax income increase		(.3)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	4.4	7.7

Prior service costs	Interest and other (income), net	.4	.4
	Pre-tax expense increase	4.8	8.1
	Tax benefit	(1.1)	(1.9)
	After-tax expense increase	3.7	6.2
Total reclassifications out of AOCI		$14.8	$15.2

Stock Compensation Plans

Stock-based compensation expense was $8.7 and $7.0 for the three months ended March 31, 2019 and 2018, respectively.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

During the first three months of 2019, the Company issued 410,105 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first three months of 2019, the Company purchased 501,735 treasury shares, of which 491,447 shares were repurchased pursuant to the Company’s common stock repurchase plans approved on July 9, 2018 and December 4, 2018. The Company also acquired 10,288 shares under the Company’s Long-Term Incentive Plan. Stock repurchases of $507.2 million remain authorized under the current $800.0 million programs approved by the PACCAR Board of Directors on July 9, 2018 and December 4, 2018.

NOTE J - Income Taxes

The effective tax rate for the first quarter of 2019 was 23.2% compared to 23.5% in the first quarter of 2018, primarily due to the increase in mix of income generated in jurisdictions with lower tax rates in 2019 as compared to 2018.

NOTE K - Segment Information

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

Other

Included in Other is the Company’s industrial winch manufacturing business as well as sales, income and expense not attributable to a reportable segment. Other also includes non-service cost components of pension (income) expense and a portion of corporate expenses.

Three Months Ended March 31,	2019	2018
Net sales and revenues:
Truck	$5,226.6	$4,536.1
Less intersegment	(119.3)	(183.1)
External customers	5,107.3	4,353.0
Parts	1,016.0	953.5
Less intersegment	(11.3)	(13.6)
External customers	1,004.7	939.9
Other	26.1	28.9
	6,138.1	5,321.8
Financial Services	349.5	332.2
	$6,487.6	$5,654.0
Income before income taxes:
Truck	$517.0	$395.2
Parts	207.6	191.8
Other	(8.5)	4.9
	716.1	591.9
Financial Services	84.0	67.5
Investment income	19.3	10.0
	$819.4	$669.4
Depreciation and amortization:
Truck	$97.4	$107.3
Parts	2.7	2.2
Other	4.0	4.5
	104.1	114.0
Financial Services	155.0	159.5
	$259.1	$273.5

NOTE L - Derivative Financial Instruments

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio is $66.4 at March 31, 2019.

The Company uses regression analysis to assess effectiveness of interest-rate contracts at inception and uses quantitative or qualitative analysis to assess subsequent effectiveness on a quarterly basis. For foreign-exchange contracts, the Company performs quarterly assessments to ensure that critical terms continue to match. All components of the derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge. Cash flows from derivative instruments are included in Operating activities in the Condensed Consolidated Statements of Cash Flows.

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

At March 31, 2019, the notional amount of the Company’s interest-rate contracts was $3,410.8. Notional maturities for all interest-rate contracts are $769.2 for the remainder of 2019, $651.6 for 2020, $1,310.1 for 2021, $455.6 for 2022, $68.2 for 2023, $75.0 for 2024 and $81.1 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. At March 31, 2019, the notional amount of the outstanding foreign-exchange contracts was $898.4. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	March 31, 2019		December 31, 2018
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$62.8		$84.5
Deferred taxes and other liabilities		$17.3		$18.5
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	3.6		8.9
Accounts payable, accrued expenses and other		7.5		4.2
	$66.4	$24.8	$93.4	$22.7
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Financial Services:
Deferred taxes and other liabilities
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.7		$.4
Accounts payable, accrued expenses and other		$1.4		$.9
Financial Services:
Other assets	.9		.9
Deferred taxes and other liabilities		.3		1.0
	$1.6	$1.7	$1.3	$1.9
Gross amounts recognized in Balance Sheets	$68.0	$26.5	$94.7	$24.6
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(1.8)	(1.8)	(.9)	(.9)
Financial Services:
Interest-rate contracts	(7.6)	(7.6)	(3.9)	(3.9)
Pro forma net amount	$58.6	$17.1	$89.9	$19.8

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31	December 31
	2019	2018
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$89.5	$188.7
Cumulative basis adjustment included in the carrying amount	.5	(1.3)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of ($2.4) and ($2.9) as of March 31, 2019 and December 31, 2018, respectively.

The following table presents the location and amount of (income) expense on fair value hedges recognized in the Consolidated Statements of Comprehensive Income. The (gain) loss on fair value hedges for foreign-exchange contracts was nil for the three months ended March 31, 2019 and 2018. The amounts related to interest-rate contracts were as follows:

Three Months Ended March 31,	2019	2018
Financial Services:
Interest and other borrowing expenses:
Derivatives	$(.8)	$.8
Hedged term notes	1.4	(.4)
	$.6	$.4

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 9.3 years.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income (loss) (OCI):

Three Months Ended March 31,	2019		2018
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Loss recognized in OCI:
Truck, Parts and Other		$(16.0)		$(4.4)
Financial Services	$(14.3)		$(11.5)
	$(14.3)	$(16.0)	$(11.5)	$(4.4)

The following presents the amount of loss (gain) from cash flow hedges reclassified from AOCI into income:

Three Months Ended March 31,	2019		2018
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Net sales and revenues		$9.4		$4.6
Cost of sales and revenues		(2.1)		(1.1)
Interest and other (income), net		.5		(1.0)
Financial Services:
Interest and other borrowing expenses	$6.7		$9.3
	$6.7	$7.8	$9.3	$2.5

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amount of gain recorded in AOCI at March 31, 2019 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $14.5, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains or losses reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil for the three months ended March 31, 2019 and 2018.

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

The expense (income) recognized in earnings related to derivatives not designated as hedging instruments was as follows:

Three Months Ended March 31,	2019		2018
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$.2		$1.2
Interest and other (income), net		1.5		3.4
Financial Services:
Interest and other borrowing expenses		(6.2)		.5
Selling, general and administrative				1.2
Total		$(4.5)		$6.3

NOTE M - Fair Value Measurements

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2019. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At March 31, 2019	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$304.9	$304.9
U.S. corporate securities		163.4	163.4
U.S. government and agency securities	$111.0		111.0
Non-U.S. corporate securities		302.8	302.8
Non-U.S. government securities		74.4	74.4
Other debt securities		125.1	125.1
Total marketable debt securities	$111.0	$970.6	$1,081.6
Derivatives
Cross currency swaps		$57.6	$57.6
Interest-rate swaps		5.2	5.2
Foreign-exchange contracts		5.2	5.2
Total derivative assets		$68.0	$68.0
Liabilities:
Derivatives
Cross currency swaps		$7.5	$7.5
Interest-rate swaps		9.8	9.8
Foreign-exchange contracts		9.2	9.2
Total derivative liabilities		$26.5	$26.5

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2018	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$325.1	$325.1
U.S. corporate securities		147.4	147.4
U.S. government and agency securities	$97.1	1.6	98.7
Non-U.S. corporate securities		271.3	271.3
Non-U.S. government securities		55.9	55.9
Other debt securities		122.0	122.0
Total marketable debt securities	$97.1	$923.3	$1,020.4
Derivatives
Cross currency swaps		$75.4	$75.4
Interest-rate swaps		9.1	9.1
Foreign-exchange contracts		10.2	10.2
Total derivative assets		$94.7	$94.7
Liabilities:
Derivatives
Cross currency swaps		$11.2	$11.2
Interest-rate swaps		7.3	7.3
Foreign-exchange contracts		6.1	6.1
Total derivative liabilities		$24.6	$24.6

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

Financial Services Net Receivables: For floating-rate loans, wholesale financing and operating lease and other trade receivables, carrying values approximate fair values. For fixed rate loans, fair values are estimated using the income approach by discounting cash flows to their present value based on assumptions regarding the credit and market risks to approximate current rates for comparable loans. Finance lease receivables and related allowance for credit losses have been excluded from the accompanying table.

Debt: The carrying amounts of financial services commercial paper, variable rate bank loans and variable rate term notes approximate fair value. For fixed rate debt, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable debt.

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2019		December 31, 2018
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$4,378.5	$4,412.8	$4,265.4	$4,269.5
Liabilities:
Financial Services fixed rate debt	5,787.6	5,792.8	5,419.2	5,396.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE N - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

Three Months Ended March 31,	2019	2018
Service cost	$24.7	$28.7
Interest on projected benefit obligation	23.7	21.3
Expected return on assets	(44.6)	(44.8)
Amortization of prior service costs	.4	.4
Recognized actuarial loss	4.4	7.7
Net pension expense	$8.6	$13.3

The components of net pension expense other than service cost are included in Interest and other (income), net on the Consolidated Statements of Comprehensive Income.

During the three months ended March 31, 2019 and 2018, the Company contributed $5.8 and $75.6 to its pension plans, respectively.

NOTE O – Commitments and Contingencies

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

First Quarter Highlights:

•	Worldwide net sales and revenues were a record $6.49 billion in 2019 compared to $5.65 billion in 2018.
•	Truck sales were a record $5.11 billion in 2019 compared to $4.35 billion in 2018 primarily due to higher truck deliveries in the U.S. and Canada, Europe and Latin America.
•	Parts sales were a record $1.00 billion in 2019 compared to $939.9 million in 2018 due to higher demand in all markets.
•

Financial Services revenues were a record $349.5 million in 2019 compared to $332.2 million in 2018. The increase was primarily the result of higher average earning asset balances and higher yields in North America, partially offset by unfavorable currency translation effects.

•

Net income was a record $629.0 million ($1.81 per diluted share) in 2019 compared to $512.1 million ($1.45 per diluted share) in 2018 reflecting higher Truck, Parts and Financial Services revenues and operating results.

•	Capital investments increased to $134.3 million in 2019 from $66.0 million in 2018.
•	Research and development (R&D) expenses were $78.3 million in 2019 compared to $76.0 million in 2018.

PACCAR Parts’ outstanding growth continues to drive investments in our global network of parts distribution centers (PDCs).  A new 160,000 square foot PDC is being constructed in Ponta Grossa, Brasil, while construction has also begun on a new 250,000 square foot PDC in Las Vegas, Nevada.  Both PDCs will open in 2020.

PACCAR Financial Services will open used truck centers in Prague, Czech Republic, and Denton, Texas in 2019.  These facilities will enhance truck remarketing capabilities in support of increased demand for DAF, Peterbilt and Kenworth trucks.

Peterbilt, Kenworth and DAF are field-testing battery electric, hydrogen fuel cell and hybrid powertrain trucks with customers in North America and Europe.  These customer field-tests are providing excellent feedback on future truck technologies, which will support PACCAR’s environmental and engineering leadership with the development of innovative alternative powertrain technologies.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 24 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with record total assets of $14.91 billion. PFS issued $639.0 million in medium-term notes during the first three months of 2019 to support portfolio growth and repay maturing debt.

Truck Outlook

Truck industry retail sales in the U.S. and Canada in 2019 are expected to be 295,000 to 315,000 units compared to 284,800 in 2018. In Europe, the 2019 truck industry registrations for over 16-tonne vehicles are expected to be 290,000 to 320,000 units compared to 318,800 truck registrations in 2018. In South America, heavy-duty truck industry registrations in 2019 are estimated to increase to 105,000 to 115,000 units compared to 87,700 in 2018.

Parts Outlook

In 2019, PACCAR Parts sales are expected to grow 5-8% compared to 2018 sales.

PACCAR Inc – Form 10-Q

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2019 are expected to increase 4-6% compared to 2018. Current strong levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline.

Capital Spending and R&D Outlook

Capital investments in 2019 are expected to be $625 to $675 million and R&D is expected to be $320 to $340 million. The Company is investing for long-term growth in new truck models, integrated powertrains including zero emission electrification and hydrogen fuel cell technologies, enhanced aerodynamic truck designs, advanced driver assistance systems and truck connectivity, and expanded manufacturing and parts distribution facilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three months ended March 31, 2019 and 2018 are presented below.

($ in millions, except per share amounts)
Three Months Ended March 31,	2019	2018
Net sales and revenues:
Truck	$5,107.3	$4,353.0
Parts	1,004.7	939.9
Other	26.1	28.9
Truck, Parts and Other	6,138.1	5,321.8
Financial Services	349.5	332.2
	$6,487.6	$5,654.0
Income before income taxes:
Truck	$517.0	$395.2
Parts	207.6	191.8
Other	(8.5)	4.9
Truck, Parts and Other	716.1	591.9
Financial Services	84.0	67.5
Investment income	19.3	10.0
Income taxes	(190.4)	(157.3)
Net income	$629.0	$512.1
Diluted earnings per share	$1.81	$1.45
After-tax return on revenues	9.7%	9.1%

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

PACCAR Inc – Form 10-Q

2019 Compared to 2018:

Truck

The Company’s Truck segment accounted for 79% of revenues in the first quarter of 2019 compared to 77% in the first quarter of 2018.

The Company’s new truck deliveries are summarized below:

Three Months Ended March 31,	2019	2018	% CHANGE
U.S. and Canada	28,900	24,200	19
Europe	16,900	15,700	8
Mexico, South America, Australia and other	5,700	4,600	24
Total units	51,500	44,500	16

In the first quarter of 2019, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 70,300 units from 57,200 units in the same period of 2018. The Company’s heavy-duty truck retail market share was 27.0% in the first quarter of 2019 compared to 28.7% in the first quarter of 2018. The medium-duty market was 28,900 units in the first quarter of 2019 compared to 25,900 units in the same period of 2018. The Company’s medium-duty market share was 15.4% in the first quarter of 2019 compared to 15.8% in 2018.

The over 16‑tonne truck market in Europe in the first quarter of 2019 was 85,800 units compared to 80,300 units in the first quarter of 2018. DAF EU market share was 17.1% in the first quarter of 2019 compared to 16.6% in the same period of 2018. The 6 to 16‑tonne market in the first quarter of 2019 was 12,600 units compared to 12,100 units in the first quarter of 2018. DAF market share in the 6 to 16-tonne market in the first quarter of 2019 was 10.6% compared to 9.4% in the same period of 2018.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Three Months Ended March 31,	2019	2018	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$3,213.0	$2,614.7	23
Europe	1,355.0	1,266.0	7
Mexico, South America, Australia and other	539.3	472.3	14
	$5,107.3	$4,353.0	17
Truck income before income taxes	$517.0	$395.2	31
Pre-tax return on revenues	10.1%	9.1%

The Company’s worldwide truck net sales and revenues in the first quarter increased to $5.11 billion in 2019 from $4.35 billion in 2018, primarily due to higher truck deliveries in the U.S. and Canada, Europe and Latin America, partially offset by unfavorable currency translation effects.

For the first quarter of 2019, Truck segment income before taxes and pretax return on revenues reflect the impact of higher truck unit deliveries and higher margins, partially offset by unfavorable currency translation effects.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2019 and 2018 for the Truck segment are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended March 31, 2018	$4,353.0	$3,835.6	$517.4
Increase (decrease)
Truck sales volume	755.5	651.3	104.2
Average truck sales prices	134.1		134.1
Average per truck material, labor and other direct costs		67.2	(67.2)
Factory overhead and other indirect costs		30.7	(30.7)
Extended warranties, operating leases and other	22.4	26.0	(3.6)
Currency translation	(157.7)	(141.9)	(15.8)
Total increase	754.3	633.3	121.0
Three Months Ended March 31, 2019	$5,107.3	$4,468.9	$638.4

•

Truck sales volume primarily reflects higher unit deliveries in the U.S. and Canada ($501.3 million sales and $424.9 million cost of sales) and Europe ($202.4 million sales and $176.4 million cost of sales).

•	Average truck sales prices increased sales by $134.1 million, primarily due to higher price realization in North America.
•	Average cost per truck increased cost of sales by $67.2 million reflecting higher material and labor costs.
•	Factory overhead and other indirect costs increased $30.7 million primarily due to higher supplies and maintenance costs and higher salaries and related expenses to support higher truck production.
•

Extended warranties, operating leases and other increased revenues by $22.4 million and cost of sales by $26.0 million primarily due to higher revenues and associated costs from operating leases as well as repair and maintenance contracts.

•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.
•	Truck gross margin was 12.5% in the first quarter of 2019 compared to 11.9% in the same period of 2018 due to the factors noted above.

Truck SG&A for the first quarter of 2019 decreased to $61.7 million from $63.2 million in the first quarter of 2018 primarily due to lower sales and marketing costs and favorable currency translation effects, partially offset by higher professional fees. As a percentage of sales, Truck SG&A decreased to 1.2% in the first quarter of 2019 from 1.5% in 2018, reflecting higher sales volume.

Parts

The Company’s Parts segment accounted for 15% of revenues in the first quarter of 2019 compared to 17% in the first quarter of 2018.

($ in millions)
Three Months Ended March 31,	2019	2018	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$682.7	$616.2	11
Europe	231.5	236.4	(2)
Mexico, South America, Australia and other	90.5	87.3	4
	$1,004.7	$939.9	7
Parts income before income taxes	$207.6	$191.8	8
Pre-tax return on revenues	20.7%	20.4%

The Company’s worldwide parts net sales and revenues for the first quarter increased to $1.00 billion in 2019 from $939.9 million in 2018, primarily due to higher aftermarket demand in the U.S. and Canada.

For the first quarter of 2019, the increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher sales volume, partially offset by unfavorable currency translation.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales, cost of sales and gross margin between the three months ended March 31, 2019 and 2018 for the Parts segment are as follows:

	NET	COST	GROSS
($ in millions)	SALES	OF SALES	MARGIN
Three Months Ended March 31, 2018	$939.9	$677.3	$262.6
Increase (decrease)
Aftermarket parts volume	41.6	28.9	12.7
Average aftermarket parts sales prices	47.7		47.7
Average aftermarket parts direct costs		31.5	(31.5)
Warehouse and other indirect costs		4.0	(4.0)
Currency translation	(24.5)	(15.4)	(9.1)
Total increase	64.8	49.0	15.8
Three Months Ended March 31, 2019	$1,004.7	$726.3	$278.4
•	Aftermarket parts sales volume increased by $41.6 million and related cost of sales increased by $28.9 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $47.7 million primarily due to higher price realization in the U.S. and Canada.
•	Average aftermarket parts direct costs increased $31.5 million due to higher material costs.
•	Warehouse and other indirect costs increased $4.0 million primarily due to higher salaries and related expenses and higher depreciation expense.
•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.
•	Parts gross margins in the first quarter of 2019 decreased to 27.7% from 27.9% in the first quarter of 2018 due to the factors noted above.

Parts SG&A expense decreased in the first quarter to $51.3 million in 2019 from $51.5 million in 2018, primarily due to favorable currency translation effects and lower sales and marketing costs, partially offset by higher salaries and related expenses.

As a percentage of sales, Parts SG&A decreased to 5.1% in the first quarter of 2019 from 5.5% in the first quarter of 2018, primarily due to higher net sales.

PACCAR Inc – Form 10-Q

Financial Services

The Company’s Financial Services segment accounted for 5% of revenues in the first quarter of 2019 compared to 6% in the same period of 2018.

($ in millions)
Three Months Ended March 31,	2019	2018	% CHANGE
New loan and lease volume:
U.S. and Canada	$645.8	$619.7	4
Europe	326.0	303.4	7
Mexico, Australia and other	188.1	177.6	6
	$1,159.9	$1,100.7	5
New loan and lease volume by product:
Loans and finance leases	$904.5	$901.4
Equipment on operating lease	255.4	199.3	28
	$1,159.9	$1,100.7	5
New loan and lease unit volume:
Loans and finance leases	8,340	8,330
Equipment on operating lease	2,700	1,850	46
	11,040	10,180	8
Average earning assets:
U.S. and Canada	$8,324.9	$7,537.1	10
Europe	3,622.2	3,394.5	7
Mexico, Australia and other	1,794.0	1,734.6	3
	$13,741.1	$12,666.2	8
Average earning assets by product:
Loans and finance leases	$8,529.2	$7,876.4	8
Dealer wholesale financing	2,212.6	1,733.7	28
Equipment on lease and other	2,999.3	3,056.1	(2)
	$13,741.1	$12,666.2	8
Revenues:
U.S. and Canada	$196.1	$186.1	5
Europe	91.2	87.1	5
Mexico, Australia and other	62.2	59.0	5
	$349.5	$332.2	5
Revenue by product:
Loans and finance leases	$113.7	$99.9	14
Dealer wholesale financing	23.4	15.8	48
Equipment on lease and other	212.4	216.5	(2)
	$349.5	$332.2	5
Income before income taxes	$84.0	$67.5	24

New loan and lease volume was $1,159.9 million in the first quarter of 2019 compared to $1,100.7 million in the first quarter of 2018, reflecting higher truck deliveries in all markets. PFS finance market share on new PACCAR truck sales was 22.0% in the first quarter of 2019 compared to 22.3% in the first quarter of 2018.

In the first quarter of 2019, PFS revenues increased to $349.5 million from $332.2 million in the first quarter of 2018. The increase was primarily due to revenue on higher average earning assets and higher portfolio yields reflecting higher market interest rates in North America, partially offset by the effects of translating weaker foreign currencies to the U.S. dollar. The effects of currency translation decreased PFS revenues by $10.4 million in the first quarter of 2019, primarily due to the euro.

PFS income before income taxes increased to $84.0 million in the first quarter of 2019 from $67.5 million in the first quarter of 2018, primarily due to higher average earning asset balances and a lower provision for losses, partially offset by the effects of translating weaker foreign currencies to the U.S. dollar. The currency exchange impact decreased PFS income before income taxes by $2.1 million for the first quarter of 2019.

PACCAR Inc – Form 10-Q

Included in Financial Services “Other assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $227.2 million at March 31, 2019 and $226.4 million at December 31, 2018. These trucks are primarily units returned from matured operating leases in the ordinary course of business and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

The Company recognized losses on used trucks, excluding repossessions, of $7.0 million in the first quarter of 2019 compared to $9.5 million in the first quarter of 2018, including losses on multiple unit transactions of $3.3 million in the first quarter of 2019 compared to $6.7 million in the same period of 2018. Used truck gains related to repossessions, which are recognized as credit recoveries, and used truck losses, which are recognized as credit losses, were not significant for either the first quarter of 2019 or 2018.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the three months ended March 31, 2019 and 2018 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended March 31, 2018	$115.7	$41.3	$74.4
Increase (decrease)
Average finance receivables	18.5		18.5
Average debt balances		6.5	(6.5)
Yields	6.0		6.0
Borrowing rates		6.1	(6.1)
Currency translation and other	(3.1)	(.5)	(2.6)
Total increase	21.4	12.1	9.3
Three Months Ended March 31, 2019	$137.1	$53.4	$83.7
•

Average finance receivables increased $1,457.5 million (excluding foreign exchange effects) in the first quarter of 2019 as a result of retail portfolio new business volume exceeding collections and higher wholesale balances.

•

Average debt balances increased $1,249.6 million (excluding foreign exchange effects) in the first quarter of 2019. The higher average debt balances reflect funding for a higher average earning assets portfolio, which includes loans, finance leases, wholesale and equipment on operating lease.

•	Higher portfolio yields (5.2% in 2019 compared to 4.9% in 2018) increased interest and fees by $6.0 million. The higher portfolio yields were primarily due to higher market rates in North America.
•	Higher borrowing rates (2.1% in 2019 compared to 1.8% in 2018) were primarily due to higher debt market rates in North America.
•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro, as well as the Australian and Canadian dollars.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Three Months Ended March 31,	2019	2018
Operating lease and rental revenues	$205.8	$206.6
Used truck sales and other	6.6	9.9
Operating lease, rental and other revenues	$212.4	$216.5
Depreciation of operating lease equipment	$143.4	$151.3
Vehicle operating expenses	31.9	28.2
Cost of used truck sales and other	2.1	6.9
Depreciation and other expenses	$177.4	$186.4

PACCAR Inc – Form 10-Q

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended March 31, 2019 and 2018 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended March 31, 2018	$216.5	$186.4	$30.1
(Decrease) increase
Used truck sales	(3.9)	(5.0)	1.1
Results on returned lease assets		(.1)	.1
Average operating lease assets	7.8	6.9	.9
Revenue and cost per asset	(1.7)	(4.7)	3.0
Currency translation and other	(6.3)	(6.1)	(.2)
Total (decrease) increase	(4.1)	(9.0)	4.9
Three Months Ended March 31, 2019	$212.4	$177.4	$35.0
•

A lower sales volume of used trucks received on trade and improved results on sales decreased operating lease, rental and other revenues by $3.9 million and decreased depreciation and other expenses by $5.0 million.

•	Average operating lease assets increased $40.9 million (excluding foreign exchange effects), which increased revenues by $7.8 million and related depreciation and other expenses by $6.9 million.
•

Revenue per asset decreased $1.7 million primarily due to lower rental income and lower fee income. Cost per asset decreased $4.7 million due to lower depreciation expense and lower vehicle operating expenses.

•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

The following table summarizes the provision for losses on receivables and net charge-offs:

($ in millions)
Three Months Ended March 31,	2019		2018
	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$3.4	$.8	$1.8	$1.7
Europe	(2.4)	(2.4)	2.5	.2
Mexico, Australia and other	1.2	.9	1.6	.8
	$2.2	$(.7)	$5.9	$2.7

The provision for losses on receivables was $2.2 million for the first quarter of 2019 compared to $5.9 million for the same period of 2018, reflecting continued good portfolio performance. The decrease in provision for losses was primarily driven by higher recoveries on charged-off accounts in Europe, partially offset by an increased provision in the U.S.

The Company modifies loans and finance leases as a normal part of its Financial Services operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Insignificant delays are modifications extending terms up to three months for customers experiencing some short-term financial stress, but not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification. When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts the Company considers likely to perform under the modified terms. When the Company modifies a loan or finance lease for credit reasons and grants a concession, the modification is classified as a troubled debt restructuring (TDR).

PACCAR Inc – Form 10-Q

The post-modification balance of accounts modified during the three months ended March 31, 2019 and 2018 are summarized below:

($ in millions)
Three Months Ended March 31,	2019		2018
	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$67.1	3.1%	$51.4	2.6%
Insignificant delay	23.9	1.1%	15.7	.8%
Credit – no concession	5.5	.3%	32.8	1.6%
Credit – TDR	.8		.4
	$97.3	4.5%	$100.3	5.0%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first quarter of 2019, total modification activity decreased compared to the first quarter of 2018 due to lower modifications for credit – no concession, partially offset by higher modifications for commercial reasons and insignificant delay. The increase in modifications for commercial reasons primarily reflects higher volumes of refinancing. The increase in modifications for insignificant delay reflects four customers in North America requesting payment relief for up to three months. The decrease in modifications for credit – no concession is primarily due to lower volumes of refinancing in Europe for customers in financial difficulty.

The following table summarizes the Company’s 30+ days past due accounts:

	March 31 2019	December 31 2018	March 31 2018
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.4%	.1%	.3%
Europe	.6%	.5%	.6%
Mexico, Australia and other	1.8%	1.6%	2.2%
Worldwide	.6%	.4%	.6%

Accounts 30+ days past due were .6% at March 31, 2019 compared to .4% at December 31, 2018, primarily due to higher past due accounts in the U.S. and Canada. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $4.4 million of accounts worldwide during the first quarter of 2019, $7.2 million during the fourth quarter of 2018 and $1.3 million during the first quarter of 2018 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31 2019	December 31 2018	March 31 2018
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.4%	.2%	.3%
Europe	.6%	.5%	.6%
Mexico, Australia and other	2.1%	1.8%	2.2%
Worldwide	.7%	.5%	.6%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2019, December 31, 2018 and March 31, 2018. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2019, December 31, 2018 and March 31, 2018.

The Company’s annualized pre-tax return on average assets for Financial Services was 2.3% for the first quarter 2019 compared to 2.0% for the same period in 2018.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension (income) expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the first three months of 2019 and 2018. Other SG&A increased to $23.9 million for the first quarter of 2019 from $22.4 million for the first quarter of 2018 primarily due to higher compensation costs.

PACCAR Inc – Form 10-Q

For the first quarter, Other (loss) income before tax was $(8.5) million in 2019 compared to $4.9 million in 2018. The loss in the first quarter of 2019 compared to income in the first quarter of 2018 was primarily due to higher expected costs to resolve certain environmental matters, increased salaries and related expenses and lower results from the winch business.

Investment income for the first quarter increased to $19.3 million in 2019 from $10.0 million in 2018. The higher investment income in first three months of 2019 was primarily due to higher average portfolio balances and higher yields on U.S. investments due to higher market interest rates.

Income Taxes

The effective tax rate for the first quarter of 2019 was 23.2% compared to 23.5% for the first quarter of 2018, primarily due to the increase in mix of income generated in jurisdictions with lower tax rates in 2019 as compared to 2018.

($ in millions)
Three Months Ended March 31,	2019	2018
Domestic income before taxes	$549.6	$420.9
Foreign income before taxes	269.8	248.5
Total income before taxes	$819.4	$669.4
Domestic pre-tax return on revenues	15.0%	13.7%
Foreign pre-tax return on revenues	9.5%	9.6%
Total pre-tax return on revenues	12.6%	11.8%

For the first quarter of 2019, both domestic and foreign income before income taxes improved primarily due to higher revenues from truck operations. Domestic pre-tax return on revenues increased primarily due to improved truck results.

LIQUIDITY AND CAPITAL RESOURCES:

	March 31	December 31
($ in millions)	2019	2018
Cash and cash equivalents	$2,842.6	$3,435.9
Marketable debt securities	1,081.6	1,020.4
	$3,924.2	$4,456.3

The Company’s total cash and marketable debt securities at March 31, 2019 decreased $532.1 million from the balances at December 31, 2018, primarily due to a decrease in cash and cash equivalents, partially offset by an increase in marketable debt securities.

The change in cash and cash equivalents is summarized below:

($ in millions)
Three Months Ended March 31,	2019	2018
Operating activities:
Net income	$629.0	$512.1
Net income items not affecting cash	252.3	231.7
Changes in operating assets and liabilities, net	(518.3)	(218.5)
Net cash provided by operating activities	363.0	525.3
Net cash used in investing activities	(400.7)	(56.1)
Net cash used in financing activities	(550.3)	(339.3)
Effect of exchange rate changes on cash	(5.3)	9.5
Net (decrease) increase in cash and cash equivalents	(593.3)	139.4
Cash and cash equivalents at beginning of period	3,435.9	2,364.7
Cash and cash equivalents at end of period	$2,842.6	$2,504.1

PACCAR Inc – Form 10-Q

Operating activities:  Cash provided by operations decreased by $162.3 million to $363.0 million in the first quarter of 2019 from $525.3 million in 2018. Lower operating cash flows reflect a higher increase in Financial Services segment wholesale receivables of $169.7 million as originations exceeded cash receipts and a higher increase in accounts receivables of $88.8 million as cash receipts were lower than sales in 2019.  Additionally, lower operating cash flows reflect a reduction in liabilities for residual value guarantees (RVG) and deferred revenues of $41.8 million, primarily due to a lower volume of new RVG contracts compared to 2018. Sales-type finance lease activity is classified in investing activities in 2019 due to the new lease standard which was previously classified as operating cash flows. This change in classification contributed to lower operating cash flows of $30.0 million in 2019. The lower cash flows were partially offset by higher net income of $116.9 million and lower pension contributions of $69.8 million.

Investing activities:  Cash used in investing activities increased by $344.6 million to $400.7 million in the first quarter of 2019 from $56.1 million in 2018. Higher net cash used in investing activities reflects $376.1 from marketable debt securities as there were $56.0 million in net purchases of marketable debt securities in the first quarter of 2019 versus $320.1 million in net proceeds from sales of marketable debt securities in 2018. This was partially offset by higher proceeds from asset disposals of $34.5 million.

Financing activities:  Cash used in financing activities increased by $211.0 million to $550.3 million for the first quarter of 2019 from $339.3 million in 2018. The Company paid $806.1 million in dividends in the first quarter of 2019 compared to $510.1 million in 2018 due to a higher special dividend paid in January 2019. In addition, the Company repurchased .5 million shares of common stock for $32.9 million in the first quarter of 2019 compared to the purchase of .3 million shares for $13.5 million in the same period last year. In the first quarter of 2019, the Company issued $636.7 million of term debt, repaid term debt of $250.0 million and decreased its outstanding commercial paper and short-term bank loans by $113.9 million. In the first quarter of 2018, the Company issued $398.7 million of term debt, repaid term debt of $508.2 million and increased its outstanding commercial paper and short-term bank loans by $284.3 million. This resulted in cash provided by borrowing activities of $272.8 million in the first quarter of 2019, $98.0 million higher than the cash provided in borrowing activities of $174.8 million in 2018.

Credit Lines and Other

The Company has line of credit arrangements of $3.49 billion, of which $3.26 billion were unused at March 31, 2019. Included in these arrangements are $3.0 billion of committed bank facilities, of which $1.0 billion expires in June 2019, $1.0 billion expires in June 2022 and $1.0 billion expires in June 2023. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the three months ended March 31, 2019.

On July 9, 2018, PACCAR’s Board of Directors approved the repurchase of up to $300.0 million of the Company’s outstanding common stock, and on December 4, 2018, approved a plan to repurchase an additional $500.0 million of common stock upon completion of the prior plan. As of March 31, 2019, $292.8 million of shares have been repurchased under these authorizations.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for property, plant and equipment in the first quarter of 2019 were $134.3 million compared to $64.0 million for the same period of 2018. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $6.18 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2019, capital investments are expected to be $625 to $675 million and R&D is expected to be $320 to $340 million. The Company is investing for long-term growth in new truck models, integrated powertrains including zero emission electrification and hydrogen fuel cell technologies, enhanced aerodynamic truck designs, advanced driver assistance systems and truck connectivity, and expanded manufacturing and parts distribution facilities.

The Company conducts business in certain countries which have been experiencing or may experience significant financial stress, fiscal or political strain and are subject to the corresponding potential for default. The Company routinely monitors its financial exposure to global financial conditions, global counterparties and operating environments. As of March 31, 2019, the Company’s exposures in such countries were insignificant.

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

In November 2018, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of March 31, 2019 was $4.95 billion. The registration expires in November 2021 and does not limit the principal amount of debt securities that may be issued during that period.

As of March 31, 2019, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.05 billion available for issuance under a €2.5 billion medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2018 and is renewable annually through the filing of new listing particulars.

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At March 31, 2019, 7.20 billion pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL), registered a medium-term note program.  The program does not limit the principal amount of debt securities that may be issued under the program.  The total amount of medium-term notes outstanding for PFPL as of March 31, 2019 was 150.0 million Australian dollars.

The Company believes its cash balances and investments, collections on existing finance receivables, committed bank facilities and current investment-grade credit ratings of A+/A1 will continue to provide it with sufficient resources and access to capital markets at competitive interest rates and therefore contribute to the Company maintaining its liquidity and financial stability. In the event of a  decrease in the Company’s credit ratings or a disruption in the financial markets, the Company may not be able to refinance its maturing debt in the financial markets. In such circumstances, the Company would be exposed to liquidity risk to the degree that the timing of debt maturities differs from the timing of receivable collections from customers. The Company believes its various sources of liquidity, including committed bank facilities, would continue to provide it with sufficient funding resources to service its maturing debt obligations.

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions or other regulations or tariffs resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs; litigation, including EC settlement-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the headings Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018 and in Part II, Item 1, “Legal Proceedings” and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

PACCAR Inc – Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2019. For additional information, refer to Item 7A as presented in the 2018 Annual Report on Form 10‑K.

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

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the three months ended March 31, 2019.

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

ITEM 1A.RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2018 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2019, except for an update with respect to the pending U.K. exit from the European Union.

U.K. Exit from the European Union. The U.K. continues to negotiate the terms of its exit from the European Union (“Brexit”). The deadline for the U.K. to exit the EU was extended from March 29, 2019 to October 31, 2019. The timing and terms of the U.K.’s exit from the EU remains uncertain. If the terms of the exit from the EU are not agreed, it is anticipated that the standard trade protocols of the World Trade Organization (WTO) would become effective (“Hard Brexit”).

The Company manufactures medium- and heavy-duty DAF trucks in the U.K. which are sold primarily in the U.K. and to a lesser extent in Europe and other world markets. In 2018, approximately 10% of the Company’s worldwide truck production was manufactured in the U.K. In the event of a Hard Brexit, it is anticipated that there would be an increase in tariffs from truck components and parts from the EU which would increase the cost of all trucks and parts in the U.K. The higher cost of trucks and parts may impact manufacturing and parts sales and margins which could have an adverse impact on the Company’s results of operations. The Company’s results could also be impacted by the uncertainty regarding timing and terms of the final agreement, which could cause delays in capital investment decisions.

PACCAR Inc – Form 10-Q

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the three months ended March 31, 2019.

(c)	Issuer purchases of equity securities.

On July 9, 2018, the Company’s Board of Directors approved a plan to repurchase up to $300.0 million of the Company’s outstanding common stock, and on December 4, 2018, approved a plan to repurchase an additional $500 million of common stock effective upon completion of the prior plan. As of March 31, 2019, the Company has repurchased 4.9 million shares for $292.8 million. The following are details of repurchases made for the first quarter of 2019:

	Total Number of	Average	Maximum Dollar
	Shares	Price Paid	Value that May Yet
Period	Purchased	per Share	be Purchased
January 1-31, 2019			$539,930,977
February 1-28, 2019	116,454	$64.86	$532,377,498
March 1-31, 2019	374,993	$67.26	$507,156,782
Total	491,447	$66.69	$507,156,782

PACCAR Inc – Form 10-Q

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2018	3(i)	001-14817

(ii)		Bylaws:

		Sixth Amended and Restated Bylaws of PACCAR Inc	8-K	December 7, 2018	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(c)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(d)	Forms of Medium-Term Note, Series P (PACCAR Financial Corp.)	S-3	November 2, 2018	4.2 and 4.3	333-228141

	(e)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2016	10-K	February 21, 2017	4(i)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 10, 2017	10-Q	August 4, 2017	4(h)	001-14817

	(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2018	10-Q	August 3, 2018	4(h)	001-14817

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

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 5, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	Appendix A	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(f)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

	(g)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (effective 01/01/16)	10-Q	August 6, 2015	10(i)	001-14817

	(h)	PACCAR Inc Long Term Incentive Plan	8-K	September 19, 2016	10(j)	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

	(j)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

	(k)	PACCAR Inc Long Term Incentive Plan, 2014 Form of Nonstatutory Stock Option Agreement	10-Q	August 7, 2013	10(l)	001-14817

	(l)	PACCAR Inc Long Term Incentive Plan, 2016 Restricted Stock Award Agreement	10-Q	August 6, 2015	10(q)	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, 2018 Form of Restricted Stock Award Agreement	10-K	February 21, 2019	10(m)	001-14817

	(n)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Unit Agreement	10-K	February 21, 2019	10(n)	001-14817

	(o)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

	(p)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	8-K	May 16, 2007	10.1	001-14817

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

			10-Q	November 7, 2013	10(u)	001-14817

	(s)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Deferred Restricted Stock Unit Grant Agreement	10-K	February 26, 2015	10(t)	001-14817

	(t)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Restricted Stock Grant Agreement	10-K	February 26, 2015	10(u)	001-14817

(31)		Rule 13a-14(a)/15d-14(a) Certifications:

	(a)	Certification of Principal Executive Officer*

	(b)	Certification of Principal Financial Officer*

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	filed herewith

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	May 2, 2019	By	/s/ M. T. Barkley
M. T. Barkley
Senior Vice President and Controller
(Authorized Officer and Chief Accounting Officer)