Form 10-Q
period 2019-06-30
PACCAR INC
filed 2019-08-02
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Common Stock, $1 par value — 346,369,155 shares as of July 31, 2019

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
TRUCK, PARTS AND OTHER:
Net sales and revenues	$6,266.5	$5,467.2	$12,404.6	$10,789.0

Cost of sales and revenues	5,341.7	4,647.3	10,558.8	9,182.8
Research and development	82.5	76.7	160.8	152.7
Selling, general and administrative	139.8	127.0	276.7	264.1
Interest and other (income), net	(9.8)	(16.4)	(20.1)	(35.1)
	5,554.2	4,834.6	10,976.2	9,564.5
Truck, Parts and Other Income Before Income Taxes	712.3	632.6	1,428.4	1,224.5

FINANCIAL SERVICES:
Interest and fees	147.8	121.6	284.9	237.3
Operating lease, rental and other revenues	213.6	216.4	426.0	432.9
Revenues	361.4	338.0	710.9	670.2

Interest and other borrowing expenses	60.0	45.7	113.4	87.0
Depreciation and other expenses	183.6	185.5	361.0	371.9
Selling, general and administrative	33.5	29.8	66.0	60.9
Provision for losses on receivables	4.0	4.6	6.2	10.5
	281.1	265.6	546.6	530.3
Financial Services Income Before Income Taxes	80.3	72.4	164.3	139.9
Investment income	21.8	14.6	41.1	24.6
Total Income Before Income Taxes	814.4	719.6	1,633.8	1,389.0
Income taxes	194.7	160.0	385.1	317.3
Net Income	$619.7	$559.6	$1,248.7	$1,071.7

Net Income Per Share
Basic	$1.79	$1.59	$3.60	$3.04
Diluted	$1.78	$1.59	$3.59	$3.04

Weighted Average Number of Common Shares Outstanding
Basic	347.0	351.7	347.1	352.1
Diluted	347.7	352.5	347.8	353.0

Comprehensive Income	$653.0	$384.2	$1,285.0	$971.6

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	June 30	December 31
	2019	2018*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$3,063.9	$3,279.2
Trade and other receivables, net	1,711.2	1,314.4
Marketable debt securities	1,117.3	1,020.4
Inventories, net	1,336.6	1,184.7
Other current assets	403.7	364.7
Total Truck, Parts and Other Current Assets	7,632.7	7,163.4

Equipment on operating leases, net	700.2	786.6
Property, plant and equipment, net	2,624.4	2,480.9
Other noncurrent assets, net	801.0	651.9
Total Truck, Parts and Other Assets	11,758.3	11,082.8

FINANCIAL SERVICES:
Cash and cash equivalents	155.5	156.7
Finance and other receivables, net	11,604.5	10,840.8
Equipment on operating leases, net	2,929.6	2,855.0
Other assets	720.3	547.1
Total Financial Services Assets	15,409.9	14,399.6
	$27,168.2	$25,482.4

*	The December 31, 2018 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	June 30	December 31
	2019	2018*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$3,467.6	$3,027.7
Dividend payable		695.1
Total Truck, Parts and Other Current Liabilities	3,467.6	3,722.8
Residual value guarantees and deferred revenues	753.0	842.4
Other liabilities	1,336.3	1,145.7
Total Truck, Parts and Other Liabilities	5,556.9	5,710.9

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	606.2	523.2
Commercial paper and bank loans	3,900.0	3,540.8
Term notes	6,732.1	6,409.7
Deferred taxes and other liabilities	737.6	704.9
Total Financial Services Liabilities	11,975.9	11,178.6

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 347.2 and 346.6 million shares	347.2	346.6
Additional paid-in capital	105.1	69.4
Treasury stock, at cost - .8 million and nil shares	(56.5)
Retained earnings	10,301.8	9,275.4
Accumulated other comprehensive loss	(1,062.2)	(1,098.5)
Total Stockholders' Equity	9,635.4	8,592.9
	$27,168.2	$25,482.4

*	The December 31, 2018 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Six Months Ended
	June 30
	2019	2018
OPERATING ACTIVITIES:
Net Income	$1,248.7	$1,071.7
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	162.6	179.8
Equipment on operating leases and other	357.7	362.0
Provision for losses on financial services receivables	6.2	10.5
Other, net	28.5	(2.7)
Pension contributions	(11.2)	(80.7)
Change in operating assets and liabilities:
Trade and other receivables	(436.6)	(531.6)
Wholesale receivables on new trucks	(321.0)	(234.5)
Inventories	(148.7)	(388.5)
Accounts payable and accrued expenses	397.6	661.4
Income taxes, warranty and other	(94.3)	151.1
Net Cash Provided by Operating Activities	1,189.5	1,198.5

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(1,975.6)	(1,930.1)
Collections on retail loans and finance leases	1,563.2	1,464.9
Net (increase) decrease in wholesale receivables on used equipment	(14.1)	15.3
Purchases of marketable debt securities	(394.2)	(252.3)
Proceeds from sales and maturities of marketable debt securities	306.4	569.2
Payments for property, plant and equipment	(249.9)	(221.6)
Acquisitions of equipment for operating leases	(660.4)	(697.0)
Proceeds from asset disposals	299.2	308.3
Other, net		(1.9)
Net Cash Used in Investing Activities	(1,125.4)	(745.2)

FINANCING ACTIVITIES:
Payments of cash dividends	(917.0)	(608.5)
Purchases of treasury stock	(56.5)	(94.2)
Proceeds from stock compensation transactions	23.9	10.9
Net increase in commercial paper and short-term bank loans and other	330.6	230.1
Proceeds from term debt	1,453.9	1,327.7
Payments on term debt	(1,116.9)	(1,144.6)
Net Cash Used in Financing Activities	(282.0)	(278.6)
Effect of exchange rate changes on cash	1.4	(32.6)
Net (Decrease) Increase in Cash and Cash Equivalents	(216.5)	142.1
Cash and cash equivalents at beginning of period	3,435.9	2,364.7
Cash and cash equivalents at end of period	$3,219.4	$2,506.8

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of period	$347.0	$352.1	$346.6	$351.8
Stock compensation	.2	.1	.6	.4
Balance at end of period	347.2	352.2	347.2	352.2

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	94.3	140.1	69.4	123.2
Stock compensation	10.8	3.7	35.7	20.6
Balance at end of period	105.1	143.8	105.1	143.8

TREASURY STOCK, AT COST:
Balance at beginning of period	(33.4)	(16.7)
Purchases	(23.1)	(77.5)	(56.5)	(94.2)
Balance at end of period	(56.5)	(94.2)	(56.5)	(94.2)

RETAINED EARNINGS:
Balance at beginning of period	9,793.1	8,810.1	9,275.4	8,369.1
Net income	619.7	559.6	1,248.7	1,071.7
Cash dividends declared on common stock	(111.0)	(98.4)	(222.3)	(186.6)
Cumulative effect of change in accounting principles				17.1
Balance at end of period	10,301.8	9,271.3	10,301.8	9,271.3

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(1,095.5)	(718.3)	(1,098.5)	(793.6)
Other comprehensive income (loss)	33.3	(175.4)	36.3	(100.1)
Balance at end of period	(1,062.2)	(893.7)	(1,062.2)	(893.7)
Total Stockholders’ Equity	$9,635.4	$8,779.4	$9,635.4	$8,779.4

Cash dividends declared on common stock, per share	$.32	$.28	$.64	$.53

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2018.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Additional shares	663,300	779,300	630,500	897,300
Antidilutive options	1,867,700	1,175,100	2,037,400	1,173,700

Reclassifications: Due to the adoption of the new lease accounting standard, the Company reclassified certain prior period balances to conform to the 2019 presentation. Operating cash flows from sales-type finance leases and dealer direct loans on new trucks for the six months ended June 30, 2018 were reclassified to Income taxes, warranty and other (increase of $51.4 million) and Trade and other receivables (decrease of $12.9 million), respectively, within cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company changed its presentation of Finance leases as of December 31, 2018 in Note E from gross to net of unearned interest on finance leases for comparability with the current period. As of December 31, 2018, unearned interest on finance leases was $387.5 million.

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

The new standard requires lessors within the scope of ASC 942, Financial Services – Depository and Lending, to classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows. The Company continues to present cash receipts from direct finance leases as an investing cash inflow and reclassified cash flows from sales-type leases from operating to investing activities. For the six months ended June 30, 2019, total cash originations and cash receipts from sales-type leases were $78.2 million and $96.5 million, respectively.

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

Other Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-13. The amendment introduces new guidance for credit losses on financial assets measured at amortized cost, including finance receivables, trade receivables and held-to-maturity debt securities.  Under this new model, expected credit losses will be based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability, replacing the current incurred loss model. The ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted. This amendment should be applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In addition to adopting the ASUs disclosed above, the Company adopted the following standard on its effective date of January 1, 2019, which had no material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION
2018-07	Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

The FASB also issued the following standards which are not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2018-13 *	Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.	January 1, 2020
2018-14 *	Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.	January 1, 2021
2018-15 *	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.	January 1, 2020

*	The Company will adopt on the effective date.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

The following table disaggregates Truck, Parts and Other revenues by major sources:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Truck
Truck sales	$5,016.4	$4,274.7	$9,930.0	$8,449.1
Revenues from extended warranties, operating leases and other	195.5	193.1	389.2	371.7
	5,211.9	4,467.8	10,319.2	8,820.8
Parts
Parts sales	996.2	942.5	1,972.8	1,854.6
Revenues from dealer services and other	29.2	25.5	57.3	53.3
	1,025.4	968.0	2,030.1	1,907.9
Winch sales and other	29.2	31.4	55.3	60.3
Truck, Parts and Other sales and revenues	$6,266.5	$5,467.2	$12,404.6	$10,789.0

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

Truck sales with RVGs that allow customers the option to return their truck are accounted for as a sale when the customer does not have an economic incentive to return the truck to the Company, or as an operating lease when the customer does have an economic incentive to return the truck. The estimate of customers’ economic incentive to return the trucks is based on an analysis of historical guaranteed buyback value and estimated market value. When truck sales with RVGs are accounted for as a sale, revenue is recognized when the truck is transferred to the customer less an amount for expected returns. Expected return rates are estimated by using a historical weighted average return rate over a four-year period. The estimated value of the truck assets to be returned and the related return liabilities at June 30, 2019 were $426.2 and $441.5, respectively, compared to $319.8 and $329.3 at December 31, 2018, respectively. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $983.2 at June 30, 2019.

Revenues from extended warranties, operating leases and other includes optional extended warranty and repair and maintenance service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or repair and maintenance contract periods. See Note H, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Total operating lease income from truck sales with RVGs was $48.1 and $89.8 for the three and six months ended June 30, 2019, respectively.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Aftermarket parts sales allow for returns which are estimated at the time of sale based on historical data. At June 30, 2019, the estimated value of the returned goods asset and the related return liability were $51.9 and $115.1, respectively, compared to $49.0 and $104.5 at December 31, 2018, respectively. Parts dealer services and other revenues are recognized as services are performed.

Revenue from winch sales and other is primarily derived from the industrial winch business. Winch sales are recognized when the product is transferred to a customer, which generally occurs upon shipment. Also within this category are other revenues not attributable to a reportable segment.

Financial Services

The Company’s Financial Services segment products include loans to customers collateralized by the vehicles being financed, finance leases to lease equipment to retail customers and dealers, dealer wholesale financing which includes floating-rate wholesale loans to PACCAR dealers for new and used trucks, and operating leases which include rentals on Company owned equipment. Interest income from loans, finance leases and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest income over the expected life of the contracts using the straight-line method which approximates the interest method. Operating lease rental revenue is recognized on a straight-line basis over the term of the lease. Customer contracts may include additional services such as excess mileage, repair and maintenance and other services on which revenue is recognized when earned. The Company’s full-service lease arrangements bundle these additional services. Rents for full-service lease contracts are allocated between lease and non-lease components based on the relative stand-alone price of each component. Taxes, such as sales and use and value added, which are collected by the Company from a customer, are excluded from the measurement of lease income and expenses.

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at June 30, 2019 or December 31, 2018. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

The Company recognized lease income as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Finance lease income	$37.5	$72.8
Operating lease income	204.2	404.9
Total lease income	$241.7	$477.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Marketable debt securities at June 30, 2019 and December 31, 2018 consisted of the following:

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At June 30, 2019	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$329.3	$2.0	$.1	$331.2
U.S. corporate securities	162.5	1.8		164.3
U.S. government and agency securities	106.2	1.0		107.2
Non-U.S. corporate securities	310.7	2.5	.2	313.0
Non-U.S. government securities	69.9	.3		70.2
Other debt securities	130.3	1.2	.1	131.4
	$1,108.9	$8.8	$.4	$1,117.3

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At December 31, 2018	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$326.0	$.3	$1.2	$325.1
U.S. corporate securities	147.6	.2	.4	147.4
U.S. government and agency securities	98.9	.2	.4	98.7
Non-U.S. corporate securities	272.5	.4	1.6	271.3
Non-U.S. government securities	55.9	.1	.1	55.9
Other debt securities	122.6	.2	.8	122.0
	$1,023.5	$1.4	$4.5	$1,020.4

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.4 and $.9 and gross realized losses were $.2 and $.5 for the six month periods ended June 30, 2019 and 2018, respectively.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	June 30, 2019		December 31, 2018
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$27.1	$207.3	$252.8	$397.9
Unrealized losses		.4	.8	3.7

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

Contractual maturities on marketable debt securities at June 30, 2019 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$295.8	$296.2
One to five years	770.7	778.7
Six to ten years	13.2	13.2
More than ten years	29.2	29.2
	$1,108.9	$1,117.3

Marketable debt securities included $42.4 and $7.4 of variable rate demand obligations (VRDOs) at June 30, 2019 and December 31, 2018, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically. Actual maturities of VRDOs may differ from contractual maturities because these securities may be sold when interest rates are reset.

NOTE D - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last‑in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	June 30	December 31
	2019	2018
Finished products	$646.7	$563.2
Work in process and raw materials	874.6	803.3
	1,521.3	1,366.5
Less LIFO reserve	(184.7)	(181.8)
	$1,336.6	$1,184.7

Under the LIFO method of accounting (used for approximately 42% of June 30, 2019 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	June 30	December 31
	2019	2018
Loans	$4,992.3	$4,630.5
Finance leases	3,891.4	3,807.2
Dealer wholesale financing	2,678.8	2,342.3
Operating lease receivables and other	160.5	174.6
	11,723.0	10,954.6
Less allowance for losses:
Loans and leases	(108.0)	(103.8)
Dealer wholesale financing	(6.5)	(6.8)
Operating lease receivables and other	(4.0)	(3.2)
	$11,604.5	$10,840.8

The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

Annual minimum payments due on finance lease receivables and a reconciliation of the undiscounted cash flows to the net investment in finance leases are as follows:

FINANCE
At June 30, 2019	LEASES
Remainder of 2019	$727.0
2020	1,157.2
2021	887.8
2022	600.6
2023	353.9
Thereafter	188.2
3,914.7
Unguaranteed residual values	381.7
Unearned interest on finance leases	(405.0)
Net investment in finance leases	$3,891.4

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

On average, modifications extended contractual terms by approximately five months in 2019 and six months in 2018 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at June 30, 2019 and December 31, 2018.

The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and finance leases, net of unearned interest. The wholesale segment consists of truck inventory financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires periodic reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases, obtains guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest, generally over 36 to 60 months, and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

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

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The allowance for credit losses is summarized as follows:

	2019
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$6.8	$10.0	$93.8	$3.2	$113.8
Provision for losses	(.1)	(.4)	5.4	1.3	6.2
Charge-offs	(.1)		(8.4)	(.6)	(9.1)
Recoveries			6.9	.1	7.0
Currency translation and other	(.1)	.1	.6		.6
Balance at June 30	$6.5	$9.7	$98.3	$4.0	$118.5

	2018
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$6.0	$9.4	$92.5	$9.3	$117.2
Provision for losses	.2	(.1)	10.0	.4	10.5
Charge-offs			(12.1)	(6.2)	(18.3)
Recoveries			4.7	.3	5.0
Currency translation and other		(.1)	(1.6)		(1.7)
Balance at June 30	$6.2	$9.2	$93.5	$3.8	$112.7

*	Operating leases and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	DEALER		CUSTOMER
At June 30, 2019	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually		$2.5	$58.0	$60.5
Allowance for impaired finance receivables determined individually			8.0	8.0
Recorded investment for finance receivables evaluated collectively	$2,678.8	1,523.6	7,299.6	11,502.0
Allowance for finance receivables determined collectively	6.5	9.7	90.3	106.5

	DEALER		CUSTOMER
At December 31, 2018	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$.1	$2.5	$36.7	$39.3
Allowance for impaired finance receivables determined individually	.1		5.8	5.9
Recorded investment for finance receivables evaluated collectively	2,342.2	1,462.1	6,936.4	10,740.7
Allowance for finance receivables determined collectively	6.7	10.0	88.0	104.7

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The recorded investment for finance receivables that are on non-accrual status is as follows:

	June 30	December 31
	2019	2018
Dealer:
Wholesale		$.1
Customer retail:
Fleet	$50.7	27.5
Owner/operator	6.3	7.9
	$57.0	$35.5

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of June 30, 2019 and December 31, 2018 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
				OWNER/
At June 30, 2019	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve			$12.7	$2.7	$15.4
Associated allowance			(2.1)	(.6)	(2.7)
			$10.6	$2.1	$12.7
Impaired loans with no specific reserve		$2.5	3.4	.3	6.2
Net carrying amount of impaired loans		$2.5	$14.0	$2.4	$18.9
Average recorded investment*	$.1	$2.6	$21.2	$3.3	$27.2

*	Represents the average during the 12 months ended June 30, 2019.

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2018	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$14.5	$3.4	$18.0
Associated allowance	(.1)		(2.3)	(1.0)	(3.4)
			12.2	2.4	14.6
Impaired loans with no specific reserve		$2.5	4.9	.3	7.7
Net carrying amount of impaired loans		$2.5	$17.1	$2.7	$22.3
Average recorded investment*	$.1	$3.8	$32.8	$2.0	$38.7

*	Represents the average during the 12 months ended June 30, 2018.

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Fleet	$.3	$.5	$.6	$1.0
Owner/operator			.1
	$.3	$.5	$.7	$1.0

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

The tables below summarize the Company’s finance receivables by credit quality indicator and portfolio class.

	DEALER		CUSTOMER RETAIL
				OWNER/
At June 30, 2019	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Performing	$2,673.0	$1,523.6	$6,121.9	$1,111.5	$11,430.0
Watch	5.8		58.7	7.5	72.0
At-risk		2.5	51.5	6.5	60.5
	$2,678.8	$1,526.1	$6,232.1	$1,125.5	$11,562.5

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2018	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Performing	$2,329.5	$1,462.1	$5,759.0	$1,099.3	$10,649.9
Watch	12.6		70.0	8.2	90.8
At-risk	.2	2.5	28.5	8.1	39.3
	$2,342.3	$1,464.6	$5,857.5	$1,115.6	$10,780.0

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At June 30, 2019	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,676.9	$1,526.1	$6,172.6	$1,113.5	$11,489.1
31 – 60 days past due	1.9		23.0	5.3	30.2
Greater than 60 days past due			36.5	6.7	43.2
	$2,678.8	$1,526.1	$6,232.1	$1,125.5	$11,562.5

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2018	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,342.1	$1,464.6	$5,835.6	$1,103.1	$10,745.4
31 – 60 days past due	.1		11.2	6.7	18.0
Greater than 60 days past due	.1		10.7	5.8	16.6
	$2,342.3	$1,464.6	$5,857.5	$1,115.6	$10,780.0

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Troubled Debt Restructurings

The balance of TDRs was $18.1 and $20.1 at June 30, 2019 and December 31, 2018, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	RECORDED INVESTMENT*		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet			$.6	$.6
Owner/operator			.2	.2
			$.8	$.8

*     There were no TDR modifications during the three months ended June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$7.7	$7.7	$7.9	$7.9
Owner/operator	.2	.2	.4	.4
	$7.9	$7.9	$8.3	$8.3

The effect on the allowance for credit losses from such modifications was not significant at June 30, 2019 and 2018.

For the six months ended June 30, 2019, there were no TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) compared to $.8 of fleet accounts during the same period in 2018.

There were no finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off in the six months ended June 30, 2019 and 2018.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at June 30, 2019 and December 31, 2018 was $10.5 and $10.8, respectively. Proceeds from the sales of repossessed assets were $30.4 and $35.2 for the six months ended June 30, 2019 and 2018, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

A summary of equipment on operating leases for the Truck, Parts and Other and for the Financial Services segments is as follows:

	TRUCK, PARTS AND OTHER		FINANCIAL SERVICES
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Equipment on operating leases	$858.8	$948.1	$4,163.6	$4,098.3
Less allowance for depreciation	(158.6)	(161.5)	(1,234.0)	(1,243.3)
	$700.2	$786.6	$2,929.6	$2,855.0

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Annual minimum lease payments due on Financial Services operating leases beginning July 1, 2019 for each fiscal year ended December 31 are $333.4 for the remainder of 2019, then, $536.4, $368.4, $187.5, $75.2 and $23.6 thereafter.

When the equipment is sold subject to an RVG, the full sales price is received from the customer. A liability is established for the residual value obligation with the remainder of the proceeds recorded as deferred lease revenue.  These amounts are summarized below:

	TRUCK, PARTS AND OTHER
	June 30,	December 31,
	2019	2018
Residual value guarantees	$541.7	$591.1
Deferred lease revenues	211.3	251.3
	$753.0	$842.4

Annual maturities of the RVGs beginning July 1, 2019 for each fiscal year ended December 31 are $108.7 for the remainder of 2019, then $159.7, $147.6, $52.0, $50.6 and $23.1 thereafter. The deferred lease revenue is amortized on a straight-line basis over the RVG contract period.  Annual amortization of deferred revenues beginning July 1, 2019 for each fiscal year ended December 31 is $53.3 for the remainder of 2019, then, $80.5, $45.3, $22.8, $8.8 and $.6 thereafter.

NOTE G – Leases

The Company leases certain facilities and computer equipment. The Company determines whether an arrangement is or contains a lease at inception. The Company accounts for lease and non-lease components separately. The consideration in the contract is allocated to each separate lease and non-lease component of the contract generally based on the relative stand-alone price of the components. The lease component is accounted for in accordance with the lease standard and the non-lease component is accounted for in accordance with other standards. The Company uses its incremental borrowing rate in determining the present value of lease payments unless the rate implicit in the lease is available. The lease term may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Leases that have a term of 12 months or less at the commencement date (“short-term leases”) are not included in the right-of-use assets and the lease liabilities. Lease expense for the short-term leases are recognized on a straight-line basis over the lease term.

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Finance lease cost
Amortization of right-of-use assets	$.2	$.5
Interest on lease liabilities		.1
Operating lease cost	4.2	8.3
Short-term lease cost	.1	.3
Variable lease cost	.5	.9
Total lease cost	$5.0	$10.1

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Balance sheet information related to leases was as follows:

At June 30, 2019	OPERATING LEASES	FINANCE LEASES
TRUCK, PARTS AND OTHER
Other noncurrent assets	$36.4	$1.5
FINANCIAL SERVICES
Other assets	5.6
Total right-of-use assets	$42.0	$1.5

TRUCK, PARTS AND OTHER:
Accounts payable, accrued expense and other	$13.1	$.9
Other liabilities	24.5	.7
FINANCIAL SERVICES:
Accounts payable, accrued expense and other	1.5
Deferred taxes and other liabilities	4.1
Total lease liabilities	$43.2	$1.6

The weighted-average remaining lease term and discount rate are as follows:

At June 30, 2019	OPERATING LEASES	FINANCE LEASES
Weighted-average remaining lease term	4.0 years	2.5 years
Weighted-average discount rate	1.9%	3.5%

Maturities of lease liabilities are as follows:

At June 30, 2019	OPERATING LEASES	FINANCE LEASES
Remainder of 2019	$9.4	$.5
2020	13.7	.7
2021	9.5	.4
2022	6.3	.1
2023	4.2
Thereafter	3.3
Total lease payments	46.4	1.7
Less: interest	(3.2)	(.1)
Total lease liabilities	$43.2	$1.6

Cash flow information related to leases was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4.5	$8.3
Financing cash flows from finance leases	.3	.5

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	2.8	6.0
Finance leases	.3	.9

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2019	2018
Balance at January 1	$380.2	$298.8
Cost accruals	191.2	156.0
Payments	(170.2)	(144.2)
Change in estimates for pre-existing warranties	4.3	19.9
Currency translation and other	(.8)	(1.2)
Balance at June 30	$404.7	$329.3

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2019	2018
Balance at January 1	$699.9	$653.9
Deferred revenues	251.3	223.4
Revenues recognized	(194.9)	(187.6)
Currency translation	(2.0)	(9.4)
Balance at June 30	$754.3	$680.3

The Company expects to recognize approximately $125.4 of the remaining deferred revenue on extended warranties and R&M contracts in 2019, $238.2 in 2020, $191.3 in 2021, $128.0 in 2022, $51.5 in 2023 and $19.9 thereafter.

NOTE I - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Net income	$619.7	$559.6	$1,248.7	$1,071.7
Other comprehensive (loss) income (OCI):
Unrealized (losses) gains on derivative contracts	(.6)	6.8	(16.4)	2.7
Tax effect	.2	(2.0)	4.4	(.4)
	(.4)	4.8	(12.0)	2.3
Unrealized gains (losses) on marketable debt securities	5.3	.5	11.5	(2.1)
Tax effect	(1.3)	(.1)	(2.9)	.5
	4.0	.4	8.6	(1.6)
Pension plans	9.4	21.3	10.1	23.9
Tax effect	(2.2)	(5.2)	(2.3)	(5.8)
	7.2	16.1	7.8	18.1
Foreign currency translation gains (losses)	22.5	(196.7)	31.9	(118.9)
Net other comprehensive income (loss)	33.3	(175.4)	36.3	(100.1)
Comprehensive income	$653.0	$384.2	$1,285.0	$971.6

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets consisted of the following:

Three Months Ended June 30, 2019	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at April 1, 2019	$(9.6)	$2.3	$(477.2)	$(611.0)	$(1,095.5)
Recorded into AOCI	(8.2)	4.1	2.4	22.5	20.8
Reclassified out of AOCI	7.8	(.1)	4.8		12.5
Net other comprehensive (loss) income	(.4)	4.0	7.2	22.5	33.3
Balance at June 30, 2019	$(10.0)	$6.3	$(470.0)	$(588.5)	$(1,062.2)

Three Months Ended June 30, 2018	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at April 1, 2018	$(1.3)	$(3.8)	$(373.6)	$(339.6)	$(718.3)
Recorded into AOCI	77.6	.4	8.2	(196.7)	(110.5)
Reclassified out of AOCI	(72.8)		7.9		(64.9)
Net other comprehensive income (loss)	4.8	.4	16.1	(196.7)	(175.4)
Balance at June 30, 2018	$3.5	$(3.4)	$(357.5)	$(536.3)	$(893.7)

Six Months Ended June 30, 2019	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2019	$2.0	$(2.3)	$(477.8)	$(620.4)	$(1,098.5)
Recorded into AOCI	(30.9)	8.7	(.7)	31.9	9.0
Reclassified out of AOCI	18.9	(.1)	8.5		27.3
Net other comprehensive (loss) income	(12.0)	8.6	7.8	31.9	36.3
Balance at June 30, 2019	$(10.0)	$6.3	$(470.0)	$(588.5)	$(1,062.2)

Six Months Ended June 30, 2018	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2018	$1.2	$(1.8)	$(375.6)	$(417.4)	$(793.6)
Recorded into AOCI	65.8	(1.3)	4.0	(118.9)	(50.4)
Reclassified out of AOCI	(63.5)	(.3)	14.1		(49.7)
Net other comprehensive income (loss)	2.3	(1.6)	18.1	(118.9)	(100.1)
Balance at June 30, 2018	$3.5	$(3.4)	$(357.5)	$(536.3)	$(893.7)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	June 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2019	2018
Unrealized losses and (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$7.7	$(2.8)
	Cost of sales and revenues	(1.6)	(2.5)
	Interest and other (income), net	.2	.3
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	5.0	(92.1)
	Pre-tax expense increase	11.3	(97.1)
	Tax benefit	(3.5)	24.3
	After-tax expense increase (reduction)	7.8	(72.8)
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.1)
	Tax expense
	After-tax income increase	(.1)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	5.9	10.1

Prior service costs	Interest and other (income), net	.3	.3
	Pre-tax expense increase	6.2	10.4
	Tax benefit	(1.4)	(2.5)
	After-tax expense increase	4.8	7.9
Total reclassifications out of AOCI		$12.5	$(64.9)

		Six Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	June 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2019	2018
Unrealized losses and (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$17.1	$1.8
	Cost of sales and revenues	(3.7)	(3.6)
	Interest and other (income), net	.7	(.7)
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	11.7	(82.8)
	Pre-tax expense increase (reduction)	25.8	(85.3)
	Tax benefit	(6.9)	21.8
	After-tax expense increase (reduction)	18.9	(63.5)
Unrealized (gains) and losses on marketable debt securities:
Marketable debt securities	Investment income	(.1)	(.4)
	Tax expense		.1
	After-tax income increase	(.1)	(.3)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	10.3	17.8

Prior service costs	Interest and other (income), net	.7	.7
	Pre-tax expense increase	11.0	18.5
	Tax benefit	(2.5)	(4.4)
	After-tax expense increase	8.5	14.1
Total reclassifications out of AOCI		$27.3	$(49.7)

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Stock Compensation Plans

Stock-based compensation expense was $2.1 and $10.8 for the three and six months ended June 30, 2019, respectively, and $2.0 and $9.0 for the three and six months ended June 30, 2018, respectively.

During the first half of 2019, the Company issued 615,412 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first half of 2019, the Company purchased 846,443 treasury shares, of which 836,155 shares were repurchased pursuant to the Company’s common stock repurchase plans approved on July 9, 2018 and December 4, 2018. The Company also acquired 10,288 shares under the Company’s Long-Term Incentive Plan. As of June 30, 2019, the Company has completed the repurchase of $300.0 million of the Company’s common stock under the authorization approved on July 9, 2018. Stock repurchases of $484.0 million remain authorized under the current $500.0 million program approved by the PACCAR Board of Directors on December 4, 2018.

NOTE J - Income Taxes

The effective tax rate for the second quarter of 2019 was 23.9% compared to 22.2% in the second quarter of 2018. The effective tax rate for the first half of 2019 was 23.6% compared to 22.8% in the same period of 2018. The increase in the tax rate was primarily due to a proportional increase of U.S. income which has a higher tax rate compared to the Company’s European income.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Net sales and revenues:
Truck	$5,309.3	$4,678.6	$10,535.9	$9,214.7
Less intersegment	(97.4)	(210.8)	(216.7)	(393.9)
External customers	5,211.9	4,467.8	10,319.2	8,820.8
Parts	1,037.8	983.1	2,053.8	1,936.6
Less intersegment	(12.4)	(15.1)	(23.7)	(28.7)
External customers	1,025.4	968.0	2,030.1	1,907.9
Other	29.2	31.4	55.3	60.3
	6,266.5	5,467.2	12,404.6	10,789.0
Financial Services	361.4	338.0	710.9	670.2
	$6,627.9	$5,805.2	$13,115.5	$11,459.2
Income before income taxes:
Truck	$510.7	$434.0	$1,027.7	$829.2
Parts	210.6	194.5	418.2	386.3
Other	(9.0)	4.1	(17.5)	9.0
	712.3	632.6	1,428.4	1,224.5
Financial Services	80.3	72.4	164.3	139.9
Investment income	21.8	14.6	41.1	24.6
	$814.4	$719.6	$1,633.8	$1,389.0
Depreciation and amortization:
Truck	$97.3	$106.0	$194.7	$213.3
Parts	2.6	2.2	5.3	4.4
Other	4.6	4.4	8.6	8.9
	104.5	112.6	208.6	226.6
Financial Services	156.7	155.7	311.7	315.2
	$261.2	$268.3	$520.3	$541.8

NOTE L - Derivative Financial Instruments

As part of its risk management strategy, the Company enters into derivative contracts to hedge against interest rates and foreign currency risk. Certain derivative instruments designated as fair value hedges, cash flow hedges or net investment hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as derivatives not designated as hedging instruments. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. All of the Company’s interest-rate and certain foreign-exchange contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral.

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its swap counterparties is limited to the asset position of its swap portfolio. The asset position of the Company’s swap portfolio is $69.0 at June 30, 2019.

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

At June 30, 2019, the notional amount of the Company’s interest-rate contracts was $3,446.9. Notional maturities for all interest-rate contracts are $517.5 for the remainder of 2019, $651.0 for 2020, $1,389.3 for 2021, $566.9 for 2022, $118.0 for 2023, $123.1 for 2024 and $81.1 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges, to reduce the foreign currency exposure from its investments in foreign subsidiaries. At June 30, 2019, the notional amount of the outstanding foreign-exchange contracts was $1,128.0. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	June 30, 2019		December 31, 2018
	ASSETS	LIABILITIES	ASSETS	LIABILITIES

Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$64.3		$84.5
Deferred taxes and other liabilities		$27.7		$18.5
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	4.7		8.9
Accounts payable, accrued expenses and other		3.4		4.2
	$69.0	$31.1	$93.4	$22.7
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.5		$.4
Accounts payable, accrued expenses and other		$2.1		$.9
Financial Services:
Other assets			.9
Deferred taxes and other liabilities		.9		1.0
	$.5	$3.0	$1.3	$1.9
Gross amounts recognized in Balance Sheets	$69.5	$34.1	$94.7	$24.6
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(1.0)	(1.0)	(.9)	(.9)
Financial Services:
Interest-rate contracts	(8.1)	(8.1)	(3.9)	(3.9)
Pro forma net amount	$60.4	$25.0	$89.9	$19.8

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the amount of expense (income) from derivative financial instruments recognized in the Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Truck, Parts and Other:
Cash flow hedges	$6.3	$(5.0)	$14.1	$(2.5)

Financial Services:
Fair value hedges	.3	.5	.9	.9
Cash flow hedges	5.0	(92.1)	11.7	(82.8)
Total	$11.6	$(96.6)	$26.7	$(84.4)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	June 30	December 31
	2019	2018
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$90.6	$188.7
Cumulative basis adjustment included in the carrying amount	.6	(1.3)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of ($2.0) and ($2.9) as of June 30, 2019 and December 31, 2018, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 9.0 years.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income (loss) (OCI):

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Loss recognized in OCI:
Truck, Parts and Other		$(.2)		$(16.2)
Financial Services	$(11.7)		$(26.0)
	$(11.7)	$(.2)	$(26.0)	$(16.2)

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Gain recognized in OCI:
Truck, Parts and Other		$10.8		$6.4
Financial Services	$93.1		$81.6
	$93.1	$10.8	$81.6	$6.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amount of gain recorded in AOCI at June 30, 2019 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $10.2, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains or losses reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil for the three and six months ended June 30, 2019 and 2018.

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

The (income) expense recognized in earnings related to derivatives not designated as hedging instruments was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$(.2)
Interest and other (income), net		1.1		$2.6
Financial Services:
Interest and other borrowing expenses		1.5		(4.7)
Total		$2.4		$(2.1)

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues				$1.2
Interest and other (income), net		$.3		3.7
Financial Services:
Interest and other borrowing expenses		(8.9)		(8.4)
Selling, general and administrative		(.7)		.5
Total		$(9.3)		$(3.0)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2019. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At June 30, 2019	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$331.2	$331.2
U.S. corporate securities		164.3	164.3
U.S. government and agency securities	$107.2		107.2
Non-U.S. corporate securities		313.0	313.0
Non-U.S. government securities		70.2	70.2
Other debt securities		131.4	131.4
Total marketable debt securities	$107.2	$1,010.1	$1,117.3
Derivatives
Cross currency swaps		$60.4	$60.4
Interest-rate swaps		3.9	3.9
Foreign-exchange contracts		5.2	5.2
Total derivative assets		$69.5	$69.5
Liabilities:
Derivatives
Cross currency swaps		$8.8	$8.8
Interest-rate swaps		18.9	18.9
Foreign-exchange contracts		6.4	6.4
Total derivative liabilities		$34.1	$34.1

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2018	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$325.1	$325.1
U.S. corporate securities		147.4	147.4
U.S. government and agency securities	$97.1	1.6	98.7
Non-U.S. corporate securities		271.3	271.3
Non-U.S. government securities		55.9	55.9
Other debt securities		122.0	122.0
Total marketable debt securities	$97.1	$923.3	$1,020.4
Derivatives
Cross currency swaps		$75.4	$75.4
Interest-rate swaps		9.1	9.1
Foreign-exchange contracts		10.2	10.2
Total derivative assets		$94.7	$94.7
Liabilities:
Derivatives
Cross currency swaps		$11.2	$11.2
Interest-rate swaps		7.3	7.3
Foreign-exchange contracts		6.1	6.1
Total derivative liabilities		$24.6	$24.6

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	June 30, 2019		December 31, 2018
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$4,599.3	$4,643.6	$4,265.4	$4,269.5
Liabilities:
Financial Services fixed rate debt	5,587.1	5,649.3	5,419.2	5,396.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE N - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Service cost	$27.1	$26.0	$51.8	$54.7
Interest on projected benefit obligation	24.3	21.7	48.0	43.0
Expected return on assets	(43.9)	(44.5)	(88.5)	(89.3)
Amortization of prior service costs	.3	.3	.7	.7
Recognized actuarial loss	5.9	10.1	10.3	17.8
Net pension expense	$13.7	$13.6	$22.3	$26.9

The components of net pension expense other than service cost are included in Interest and other (income), net on the Consolidated Statements of Comprehensive Income.

During the three and six months ended June 30, 2019, the Company contributed $5.4 and $11.2 to its pension plans, respectively, and $5.1 and $80.7 for the three and six months ended June 30, 2018, respectively.

NOTE O – Commitments and Contingencies

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF. Following the settlement, claims and lawsuits have been filed against the Company, DAF and certain DAF subsidiaries and other truck manufacturers in various European jurisdictions. These claims and lawsuits include a number of collective proceedings, including proposed class actions in the United Kingdom, alleging EC-related claims and seeking unspecified damages.  Others may bring EC-related claims and lawsuits against the Company or its subsidiaries. While the Company believes it has meritorious defenses, such claims and lawsuits will likely take a significant period of time to resolve. The Company cannot reasonably estimate a range of loss, if any, that may result given the early stage of these claims and lawsuits. An adverse outcome of such proceedings could have a material impact on the Company’s results of operations.

The Company and its subsidiaries are parties to various other lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company's business or financial condition.

PACCAR Inc – Form 10-Q

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

PACCAR is a global technology company whose Truck segment includes the design and manufacture of high-quality light-, medium- and heavy-duty commercial trucks. In North America, trucks are sold under the Kenworth and Peterbilt nameplates, in Europe, under the DAF nameplate and in Australia and South America, under the Kenworth and DAF nameplates. The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles. The Company’s Financial Services segment derives its earnings primarily from financing or leasing PACCAR products in North America, Europe, Australia and Brasil. The Company’s Other business includes the manufacturing and marketing of industrial winches.

Second Quarter Highlights:

•	Worldwide net sales and revenues were a record $6.63 billion in 2019 compared to $5.81 billion in 2018.
•	Truck sales were a record $5.21 billion in 2019 compared to $4.47 billion in 2018 primarily due to higher truck deliveries in the U.S. and Canada and Latin America.
•	Parts sales were a record $1.03 billion in 2019 compared to $968.0 million in 2018 due to higher demand in the U.S. and Canada.
•

Financial Services revenues were a record $361.4 million in 2019 compared to $338.0 million in 2018. The increase was primarily the result of higher average earning asset balances and higher yields in North America.

•

Net income was $619.7 million ($1.78 per diluted share) in 2019 compared to $559.6 million ($1.59 per diluted share) in 2018 reflecting higher Truck, Parts and Financial Services revenues and operating results.

•	Capital investments increased to $174.0 million in 2019 from $101.7 million in 2018.
•	Research and development (R&D) expenses were $82.5 million in 2019 compared to $76.7 million in 2018.

First Six Months Highlights:

•	Worldwide net sales and revenues were $13.12 billion in 2019 compared to $11.46 billion in 2018.
•	Truck sales were $10.32 billion in 2019 compared to $8.82 billion in 2018 primarily due to higher truck deliveries in the U.S. and Canada and Latin America.
•	Parts sales were $2.03 billion in 2019 compared to $1.91 billion in 2018 due to higher demand in the U.S. and Canada.
•

Financial Services revenues were $710.9 million in 2019 compared to $670.2 million in 2018. The increase was primarily the result of higher average earning asset balances and higher yields in North America.

•

Net income was $1.25 billion ($3.59 per diluted share) in 2019 compared to $1.07 billion ($3.04 per diluted share) in 2018 reflecting higher Truck, Parts and Financial Services revenues and operating results.

•	Capital investments increased to $308.3 million in 2019 from $167.7 million in 2018.
•	R&D expenses were $160.8 million in 2019 compared to $152.7 million in 2018.

PACCAR opened Global Embedded Software centers in Kirkland, Washington and Eindhoven, Netherlands which will accelerate embedded software development and connected vehicle solutions to benefit customers’ operating efficiency.

PACCAR continues to add global distribution capacity to deliver industry-leading aftermarket parts availability to our customers. PACCAR’s new 250,000 square-foot parts distribution center in Las Vegas, Nevada is under construction. PACCAR is also building a new 160,000 square-foot parts distribution center in Ponta Grossa, Brasil. Both facilities will open in 2020.

The DAF XF truck was awarded “Fleet Truck of the Year 2019” at the Motor Transport Awards in the United Kingdom. The DAF XF was recognized for its favorable operating costs, excellent driver comfort, strong residual values and exceptional aftermarket support, which are critical factors to fleet operations.

PACCAR continues to make capital investments in its manufacturing facilities to support future growth. A new $100 million state-of-the-art, environmentally friendly paint facility at the Chillicothe, Ohio Kenworth truck factory is being constructed that will enhance paint quality and capacity while reducing operating costs. Additional engine machining and assembly equipment in the Columbus, Mississippi PACCAR engine factory will expand PACCAR engine production capacity, enabling more PACCAR MX-13 and MX-11 engines to be installed in Kenworth and Peterbilt trucks.

PACCAR Inc – Form 10-Q

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 25 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with record total assets of $15.41 billion. PFS issued $1.44 billion in medium-term notes during the first six months of 2019 to support portfolio growth and repay maturing debt.

Truck Outlook

Truck industry retail sales in the U.S. and Canada in 2019 are expected to be 300,000 to 320,000 units compared to 284,800 in 2018. In Europe, the 2019 truck industry registrations for over 16-tonne vehicles are expected to be 300,000 to 320,000 units compared to 318,800 truck registrations in 2018. In South America, heavy-duty truck industry registrations in 2019 are estimated to increase to 100,000 to 110,000 units compared to 87,700 in 2018.

Parts Outlook

In 2019, PACCAR Parts sales are expected to grow 5-7% compared to 2018 sales.

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2019 are expected to increase 6-8% compared to 2018. Current strong levels of freight tonnage are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline.

Capital Spending and R&D Outlook

Capital investments in 2019 are expected to be $675 to $725 million and R&D is expected to be $320 to $340 million. The Company is investing for long-term growth in new truck models, integrated powertrains including zero emission electrification and hydrogen fuel cell technologies, enhanced aerodynamic truck designs, advanced driver assistance systems and truck connectivity, and expanded manufacturing and parts distribution facilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three and six months ended June 30, 2019 and 2018 are presented below.

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions, except per share amounts)	2019	2018	2019	2018
Net sales and revenues:
Truck	$5,211.9	$4,467.8	$10,319.2	$8,820.8
Parts	1,025.4	968.0	2,030.1	1,907.9
Other	29.2	31.4	55.3	60.3
Truck, Parts and Other	6,266.5	5,467.2	12,404.6	10,789.0
Financial Services	361.4	338.0	710.9	670.2
	$6,627.9	$5,805.2	$13,115.5	$11,459.2
Income before income taxes:
Truck	$510.7	$434.0	$1,027.7	$829.2
Parts	210.6	194.5	418.2	386.3
Other	(9.0)	4.1	(17.5)	9.0
Truck, Parts and Other	712.3	632.6	1,428.4	1,224.5
Financial Services	80.3	72.4	164.3	139.9
Investment income	21.8	14.6	41.1	24.6
Income taxes	(194.7)	(160.0)	(385.1)	(317.3)
Net income	$619.7	$559.6	$1,248.7	$1,071.7
Diluted earnings per share	$1.78	$1.59	$3.59	$3.04
After-tax return on revenues	9.3%	9.6%	9.5%	9.4%

PACCAR Inc – Form 10-Q

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

2019 Compared to 2018:

Truck

The Company’s Truck segment accounted for 79% of revenues in the second quarter and first six months of 2019, compared to 77% in the second quarter and first six months of 2018.

The Company’s new truck deliveries are summarized below:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2019	2018	% CHANGE	2019	2018	% CHANGE
U.S. and Canada	30,000	25,900	16	58,900	50,100	18
Europe	15,700	15,800	(1)	32,600	31,500	3
Mexico, South America, Australia and other	6,600	4,700	40	12,300	9,300	32
Total units	52,300	46,400	13	103,800	90,900	14

In the first six months of 2019, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 151,800 units from 126,500 units in the same period of 2018. The Company’s heavy-duty truck retail market share was 29.1% in the first half of 2019 compared to 29.4% in the first half of 2018. The medium-duty market was 58,900 units in the first half of 2019 compared to 51,900 units in the same period of 2018. The Company’s medium-duty market share was 15.3% in the first half of 2019 compared to 16.2% in the first half of 2018.

The over 16‑tonne truck market in Europe in the first six months of 2019 was 192,100 units compared to 164,100 units in the first six months of 2018. DAF EU market share was 16.7% in the first six months of 2019 compared to 16.4% in the same period of 2018. The 6 to 16‑tonne market in the first six months of 2019 was 30,400 units compared to 25,600 units in the first six months of 2018. DAF market share in the 6 to 16-tonne market in the first six months of 2019 was 9.8% compared to 9.2% in the same period of 2018.

The Company’s worldwide truck net sales and revenues are summarized below:

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2019	2018	% CHANGE	2019	2018	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$3,357.7	$2,792.2	20	$6,570.7	$5,406.9	22
Europe	1,248.9	1,181.9	6	2,603.9	2,447.9	6
Mexico, South America, Australia and other	605.3	493.7	23	1,144.6	966.0	18
	$5,211.9	$4,467.8	17	$10,319.2	$8,820.8	17
Truck income before income taxes	$510.7	$434.0	18	$1,027.7	$829.2	24
Pre-tax return on revenues	9.8%	9.7%		10.0%	9.4%

The Company’s worldwide truck net sales and revenues in the second quarter increased to $5.21 billion in 2019 from $4.47 billion in 2018, and the first half worldwide truck net sales and revenues were $10.32 billion in 2019 compared to $8.82 billion in 2018. The increase in both periods was primarily due to higher truck deliveries in the U.S. and Canada and Latin America, partially offset by unfavorable currency translation effects.

For the second quarter and first half of 2019, Truck segment income before taxes and pretax return on revenues reflect the impact of higher truck unit deliveries, partially offset by unfavorable currency translation effects.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended June 30, 2019 and 2018 for the Truck segment are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended June 30, 2018	$4,467.8	$3,921.3	$546.5
Increase (decrease)
Truck sales volume	731.2	635.2	96.0
Average truck sales prices	101.1		101.1
Average per truck material, labor and other direct costs		65.0	(65.0)
Factory overhead and other indirect costs		26.4	(26.4)
Extended warranties, operating leases and other	19.9	25.2	(5.3)
Currency translation	(108.1)	(96.7)	(11.4)
Total increase	744.1	655.1	89.0
Three Months Ended June 30, 2019	$5,211.9	$4,576.4	$635.5

•

Truck sales volume primarily reflects higher unit deliveries in the U.S. and Canada ($490.7 million sales and $430.7 million cost of sales) and Mexico ($125.7 million sales and $99.0 million cost of sales). In Europe, the impact of lower truck unit deliveries was more than offset by a decrease in units accounted for as operating leases, resulting in higher sales ($147.0 million) and cost of sales ($123.1 million).

•	Average truck sales prices increased sales by $101.1 million, primarily due to higher price realization in North America.
•	Average cost per truck increased cost of sales by $65.0 million reflecting higher material and labor costs.
•	Factory overhead and other indirect costs increased $26.4 million primarily due to higher supplies and maintenance costs and higher salaries and related expenses to support higher truck production.
•

Extended warranties, operating leases and other increased revenues by $19.9 million and cost of sales by $25.2 million primarily due to higher revenues and associated costs from operating leases as well as repair and maintenance contracts.

•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.
•	Truck gross margin was 12.2% in the second quarter of 2019 and 2018 due to the factors noted above.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the six months ended June 30, 2019 and 2018 for the Truck segment are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Six Months Ended June 30, 2018	$8,820.8	$7,756.9	$1,063.9
Increase (decrease)
Truck sales volume	1,486.7	1,286.5	200.2
Average truck sales prices	235.2		235.2
Average per truck material, labor and other direct costs		132.2	(132.2)
Factory overhead and other indirect costs		57.1	(57.1)
Extended warranties, operating leases and other	42.3	51.2	(8.9)
Currency translation	(265.8)	(238.6)	(27.2)
Total increase	1,498.4	1,288.4	210.0

Six Months Ended June 30, 2019	$10,319.2	$9,045.3	$1,273.9

•

Truck sales volume primarily reflects higher unit deliveries in the U.S. and Canada ($992.0 million sales and $855.6 million cost of sales) and Mexico ($172.0 million sales and $137.2 million cost of sales). Truck sales volume in Europe reflects higher unit deliveries and fewer units accounted for as operating leases, resulting in higher sales ($349.4 million) and cost of sales ($299.5 million).

•	Average truck sales prices sales increased by $235.2 million, primarily due to higher price realization in North America.
•	Average cost per truck increased cost of sales by $132.2 million reflecting higher material and labor costs.
•	Factory overhead and other indirect costs increased $57.1 million primarily due to higher supplies and maintenance costs and higher salaries and related expenses to support higher truck production.
•

Extended warranties, operating leases and other increased revenues by $42.3 million and cost of sales by $51.2 million primarily due to higher revenues and associated costs from operating leases as well as repair and maintenance contracts.

•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.
•	Truck gross margin was 12.3% in the first six months of 2019 compared to 12.1% in the same period of 2018 due to the factors noted above.

Truck SG&A expense increased in the second quarter of 2019 to $64.5 million from $60.7 million in 2018, and for the first six months, Truck SG&A increased to $126.2 million in 2019 from $123.9 million in 2018. The increase in both periods was primarily due to higher professional fees, partially offset by favorable currency translation effects.

As a percentage of sales, Truck SG&A decreased to 1.2% in the second quarter and first half of 2019 compared to 1.4% in the second quarter and first half of 2018 reflecting higher sales volume.

Parts

The Company’s Parts segment accounted for 15% of revenues in the second quarter and first six months of 2019 compared to 17% in the second quarter and first six months of 2018.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2019	2018	% CHANGE	2019	2018	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$701.0	$639.9	10	$1,383.7	$1,256.1	10
Europe	229.8	233.2	(1)	461.3	469.6	(2)
Mexico, South America, Australia and other	94.6	94.9		185.1	182.2	2
	$1,025.4	$968.0	6	$2,030.1	$1,907.9	6
Parts income before income taxes	$210.6	$194.5	8	$418.2	$386.3	8
Pre-tax return on revenues	20.5%	20.1%		20.6%	20.2%

PACCAR Inc – Form 10-Q

The Company’s worldwide parts net sales and revenues for the second quarter increased to $1.03 billion in 2019 from $968.0 million in 2018. For the first six months, worldwide parts net sales and revenues increased to $2.03 billion in 2019 from $1.91 billion in 2018. The increase in both periods was primarily due to higher aftermarket demand in the U.S. and Canada.

For the second quarter and first half of 2019, the increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher sales volume, partially offset by unfavorable currency translation.

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended June 30, 2019 and 2018 for the Parts segment are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended June 30, 2018	$968.0	$701.6	$266.4
Increase (decrease)
Aftermarket parts volume	32.0	22.0	10.0
Average aftermarket parts sales prices	43.0		43.0
Average aftermarket parts direct costs		23.8	(23.8)
Warehouse and other indirect costs		5.9	(5.9)
Currency translation	(17.6)	(11.5)	(6.1)
Total increase	57.4	40.2	17.2
Three Months Ended June 30, 2019	$1,025.4	$741.8	$283.6
•	Aftermarket parts sales volume increased by $32.0 million and related cost of sales increased by $22.0 million primarily due to higher demand in the U.S. and Canada.
•	Average aftermarket parts sales prices increased sales by $43.0 million primarily due to higher price realization in the U.S. and Canada.
•	Average aftermarket parts direct costs increased $23.8 million due to higher material costs.
•	Warehouse and other indirect costs increased $5.9 million primarily due to higher salaries and related expenses, higher repair and maintenance and higher depreciation expense.
•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.
•	Parts gross margin in the second quarter of 2019 increased to 27.7% from 27.5% in the second quarter of 2018 due to the factors noted above.

PACCAR Inc – Form 10-Q

The major factors for the changes in net sales and revenues, cost of sales and revenues and gross margin between the six months ended June 30, 2019 and 2018 for the Parts segment are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Six Months Ended June 30, 2018	$1,907.9	$1,378.9	$529.0
Increase (decrease)
Aftermarket parts volume	73.6	50.9	22.7
Average aftermarket parts sales prices	90.7		90.7
Average aftermarket parts direct costs		55.3	(55.3)
Warehouse and other indirect costs		9.9	(9.9)
Currency translation	(42.1)	(26.9)	(15.2)
Total increase	122.2	89.2	33.0
Six Months Ended June 30, 2019	$2,030.1	$1,468.1	$562.0
•	Aftermarket parts sales volume increased by $73.6 million and related cost of sales increased by $50.9 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $90.7 million primarily due to higher price realization in the U.S. and Canada.
•	Average aftermarket parts direct costs increased $55.3 million due to higher material costs.
•	Warehouse and other indirect costs increased $9.9 million primarily due to higher salaries and related expenses and higher depreciation expense.
•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.
•	Parts gross margins in the first half of 2019 and 2018 were 27.7% due to the factors noted above.

Parts SG&A expense increased in the second quarter of 2019 to $53.3 million from $52.0 million in 2018, and for the first six months, Parts SG&A increased to $104.6 million in 2019 from $103.5 million in 2018. The increase in both periods was primarily due to higher salaries and related expenses, partially offset by favorable currency translation effects and lower sales and marketing costs.

As a percentage of sales, Parts SG&A decreased to 5.2% in the second quarter and first half of 2019 from 5.4% in the second quarter and first half of 2018, primarily due to higher net sales.

PACCAR Inc – Form 10-Q

Financial Services

The Company’s Financial Services segment accounted for 5% of revenues in the second quarter and first six months of 2019 compared to 6% in the second quarter and first six months of 2018.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2019	2018	% CHANGE	2019	2018	% CHANGE
New loan and lease volume:
U.S. and Canada	$930.8	$841.9	11	$1,576.6	$1,461.6	8
Europe	352.9	343.0	3	678.9	646.4	5
Mexico, Australia and other	245.9	220.8	11	434.0	398.4	9
	$1,529.6	$1,405.7	9	$2,689.5	$2,506.4	7
New loan and lease volume by product:
Loans and finance leases	$1,158.9	$1,132.4	2	$2,063.4	$2,033.8	1
Equipment on operating lease	370.7	273.3	36	626.1	472.6	32
	$1,529.6	$1,405.7	9	$2,689.5	$2,506.4	7
New loan and lease unit volume:
Loans and finance leases	10,150	12,760	(20)	18,490	21,090	(12)
Equipment on operating lease	3,600	2,580	40	6,300	4,430	42
	13,750	15,340	(10)	24,790	25,520	(3)
Average earning assets:
U.S. and Canada	$8,718.6	$7,700.5	13	$8,522.9	$7,619.0	12
Europe	3,602.1	3,331.7	8	3,612.2	3,363.9	7
Mexico, Australia and other	1,912.1	1,722.5	11	1,852.9	1,730.0	7
	$14,232.8	$12,754.7	12	$13,988.0	$12,712.9	10
Average earning assets by product:
Loans and finance leases	$8,718.5	$7,959.1	10	$8,623.7	$7,919.8	9
Dealer wholesale financing	2,468.0	1,800.5	37	2,341.4	1,767.6	32
Equipment on lease and other	3,046.3	2,995.1	2	3,022.9	3,025.5
	$14,232.8	$12,754.7	12	$13,988.0	$12,712.9	10
Revenues:
U.S. and Canada	$200.9	$190.5	5	$397.0	$376.6	5
Europe	94.8	87.5	8	186.0	174.6	7
Mexico, Australia and other	65.7	60.0	10	127.9	119.0	7
	$361.4	$338.0	7	$710.9	$670.2	6
Revenue by product:
Loans and finance leases	$115.9	$104.6	11	$229.6	$204.5	12
Dealer wholesale financing	31.9	17.0	88	55.3	32.8	69
Equipment on lease and other	213.6	216.4	(1)	426.0	432.9	(2)
	$361.4	$338.0	7	$710.9	$670.2	6
Income before income taxes	$80.3	$72.4	11	$164.3	$139.9	17

For the second quarter, new loan and lease volume was $1,529.6 million in 2019 compared to $1,405.7 million in 2018 and for the first half was $2,689.5 million in 2019 compared to $2,506.4 million in 2018, primarily reflecting higher truck deliveries in the U.S. and Canada.

In the second quarter of 2019, PFS finance market share on new PACCAR truck sales was 24.2% compared to 26.0% in the second quarter of 2018. In the first six months of 2019, PFS finance market share on new PACCAR truck sales was 23.2% compared to 24.4% in the first six months of 2018.

In the second quarter of 2019, PFS revenues increased to a record $361.4 million from $338.0 million in 2018, and in the first six months of 2019, PFS revenues increased to $710.9 million from $670.2 million in 2018. The increase in both periods was primarily due to revenue on higher average earning assets and higher portfolio yields reflecting higher market interest rates in North America, partially offset by the effects of translating weaker foreign currencies to the U.S. dollar. The effects of currency translation decreased PFS revenues by $7.0 million and $17.4 million in the second quarter and first half of 2019, respectively, primarily due to the euro.

PACCAR Inc – Form 10-Q

PFS income before income taxes increased to $80.3 million in the second quarter of 2019 from $72.4 million in the second quarter of 2018. In the first six months of 2019, PFS income before income taxes increased to $164.3 million from $139.9 million in 2018. The increase for both periods was primarily due to higher average earning asset balances. Currency exchange effects decreased PFS income before income taxes by $.8 million and $2.9 million for the second quarter and first half of 2019, respectively.

Included in Financial Services “Other assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $293.9 million at June 30, 2019 and $226.4 million at December 31, 2018. These trucks are primarily units returned from matured operating leases in the ordinary course of business and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales.

The Company recognized losses on used trucks, excluding repossessions, of $11.3 million in the second quarter of 2019 compared to $10.5 million in the second quarter of 2018, including losses on multiple unit transactions of $3.6 million in the second quarter of 2019 compared to $6.0 million in the second quarter of 2018. Used truck losses related to repossessions, which are recognized as credit losses, were not significant for either the second quarter of 2019 or 2018.

The Company recognized losses on used trucks, excluding repossessions, of $18.3 million in the first half of 2019 compared to $20.0 million in the first half of 2018, including losses on multiple unit transactions of $6.9 million in the first half of 2019 compared to $12.7 million in the first half of 2018. Used truck gains related to repossessions, which are recognized as credit recoveries, and used truck losses, which are recognized as credit losses, were not significant for either the first half of 2019 or 2018.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the three months ended June 30, 2019 and 2018 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended June 30, 2018	$121.6	$45.7	$75.9
Increase (decrease)
Average finance receivables	21.8		21.8
Average debt balances		9.0	(9.0)
Yields	6.2		6.2
Borrowing rates		5.9	(5.9)
Currency translation and other	(1.8)	(.6)	(1.2)
Total increase	26.2	14.3	11.9
Three Months Ended June 30, 2019	$147.8	$60.0	$87.8
•

Average finance receivables increased $1,666.1 million (excluding foreign exchange effects) in the second quarter of 2019 as a result of retail portfolio new business volume exceeding collections and higher dealer wholesale balances.

•

Average debt balances increased $1,600.2 million (excluding foreign exchange effects) in the second quarter of 2019. The higher average debt balances reflect funding for a higher average earning assets portfolio, which includes loans, finance leases, wholesale and equipment on operating lease.

•	Higher portfolio yields (5.3% in 2019 compared to 5.1% in 2018) increased interest and fees by $6.2 million. The higher portfolio yields were primarily due to higher market rates in North America.
•	Higher borrowing rates (2.3% in 2019 compared to 2.0% in 2018) were primarily due to higher debt market rates in North America.
•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro, and Australian and Canadian dollars.

PACCAR Inc – Form 10-Q

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the six months ended June 30, 2019 and 2018 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Six Months Ended June 30, 2018	$237.3	$87.0	$150.3
Increase (decrease)
Average finance receivables	40.3		40.3
Average debt balances		15.5	(15.5)
Yields	12.2		12.2
Borrowing rates		12.0	(12.0)
Currency translation and other	(4.9)	(1.1)	(3.8)
Total increase	47.6	26.4	21.2
Six Months Ended June 30, 2019	$284.9	$113.4	$171.5
•

Average finance receivables increased $1,559.4 million (excluding foreign exchange effects) in the first six months of 2019 as a result of retail portfolio new business volume exceeding collections and higher dealer wholesale balances.

•

Average debt balances increased $1,432.9 million (excluding foreign exchange effects) in the first six months of 2019. The higher average debt balances reflect funding for a higher average earning assets portfolio, which includes loans, finance leases, wholesale and equipment on operating lease.

•	Higher portfolio yields (5.2% in 2019 compared to 5.0% in 2018) increased interest and fees by $12.2 million. The higher portfolio yields were primarily due to higher market rates in North America.
•	Higher borrowing rates (2.2% in 2019 compared to 2.0% in 2018) were primarily due to higher debt market rates in North America.
•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro, and Australian and Canadian dollars.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2019	2018	2019	2018
Operating lease and rental revenues	$206.2	$206.7	$412.0	$413.3
Used truck sales and other	7.4	9.7	14.0	19.6
Operating lease, rental and other revenues	$213.6	$216.4	$426.0	$432.9
Depreciation of operating lease equipment	$145.5	$149.0	$288.9	$300.3
Vehicle operating expenses	34.7	29.7	66.6	57.9
Cost of used truck sales and other	3.4	6.8	5.5	13.7
Depreciation and other expenses	$183.6	$185.5	$361.0	$371.9

PACCAR Inc – Form 10-Q

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended June 30, 2019 and 2018 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended June 30, 2018	$216.4	$185.5	$30.9
(Decrease) increase
Used truck sales	(2.2)	(3.3)	1.1
Results on returned lease assets		1.1	(1.1)
Average operating lease assets	7.6	6.6	1.0
Revenue and cost per asset	(3.4)	(1.8)	(1.6)
Currency translation and other	(4.8)	(4.5)	(.3)
Total decrease	(2.8)	(1.9)	(.9)
Three Months Ended June 30, 2019	$213.6	$183.6	$30.0
•	A lower sales volume of used trucks received on trade decreased operating lease, rental and other revenues by $2.2 million and decreased depreciation and other expenses by $3.3 million.
•	Results on returned lease assets increased depreciation and other expenses by $1.1 million primarily due to higher losses on sales of returned lease units in Europe.
•	Average operating lease assets increased $125.1 million (excluding foreign exchange effects), which increased revenues by $7.6 million and related depreciation and other expenses by $6.6 million.
•

Revenue per asset decreased $3.4 million primarily due to lower rental income and lower fee income. Cost per asset decreased $1.8 million due to lower depreciation expense and lower vehicle operating expenses.

•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the six months ended June 30, 2019 and 2018 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Six Months Ended June 30, 2018	$432.9	$371.9	$61.0
(Decrease) increase
Used truck sales	(6.1)	(8.3)	2.2
Results on returned lease assets		1.0	(1.0)
Average operating lease assets	15.4	13.5	1.9
Revenue and cost per asset	(5.1)	(6.5)	1.4
Currency translation and other	(11.1)	(10.6)	(.5)
Total (decrease) increase	(6.9)	(10.9)	4.0
Six Months Ended June 30, 2019	$426.0	$361.0	$65.0
•	A lower sales volume of used trucks received on trade decreased operating lease, rental and other revenues by $6.1 million and decreased depreciation and other expenses by $8.3 million.
•	Results on returned lease assets increased depreciation and other expenses by $1.0 million primarily due to higher losses on sales of returned lease units in Europe.
•	Average operating lease assets increased $83.8 million (excluding foreign exchange effects), which increased revenues by $15.4 million and related depreciation and other expenses by $13.5 million.
•

Revenue per asset decreased $5.1 million primarily due to lower rental income and lower fee income. Cost per asset decreased $6.5 million due to lower depreciation expense and lower vehicle operating expenses.

•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

PACCAR Inc – Form 10-Q

The following table summarizes the provision for losses on receivables and net charge-offs:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$1.7	$1.4	$5.1	$2.2
Europe	.9	.7	(1.5)	(1.7)
Mexico, Australia and other	1.4	.7	2.6	1.6
	$4.0	$2.8	$6.2	$2.1

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$3.3	$3.1	$5.1	$4.8
Europe	(.6)	6.9	1.9	7.1
Mexico, Australia and other	1.9	.6	3.5	1.4
	$4.6	$10.6	$10.5	$13.3

The provision for losses on receivables was $4.0 million for the second quarter of 2019 compared to $4.6 million in 2018, reflecting continued good portfolio performance. For the first half of 2019, the provision for losses on receivables was $6.2 million compared to $10.5 million in 2018. The decrease in provision for losses was primarily driven by higher recoveries on charged-off accounts in Europe.

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

The post-modification balance of accounts modified during the six months ended June 30, 2019 and 2018 are summarized below:

	2019		2018
($ in millions)	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$142.7	3.2%	$97.1	2.4%
Insignificant delay	36.6	.8%	27.8	.7%
Credit – no concession	12.7	.3%	41.9	1.0%
Credit – TDR	.8		8.3	.2%
	$192.8	4.3%	$175.1	4.3%
*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first six months of 2019, total modification activity increased compared to the first six months of 2018 due to higher modifications for commercial reasons and insignificant delay, partially offset by lower modifications for credit – no concession and credit – TDR. The increase in modifications for commercial reasons primarily reflects higher volumes of refinancing. The increase in modifications for insignificant delay reflects more fleet customers requesting payment relief for up to three months. The decrease in modifications for credit – no concession is primarily due to lower volumes of refinancing in Europe for customers in financial difficulty. The decrease in modification for credit –TDR is primarily due to the contract modifications for two fleet customers in 2018.

PACCAR Inc – Form 10-Q

The following table summarizes the Company’s 30+ days past due accounts:

	June 30 2019	December 31 2018	June 30 2018
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.5%	.1%	.2%
Europe	.8%	.5%	.4%
Mexico, Australia and other	2.0%	1.6%	1.8%
Worldwide	.8%	.4%	.5%

Accounts 30+ days past due were .8% at June 30, 2019 compared to .4% at December 31, 2018, primarily due to higher past due accounts in the U.S. and Canada and Europe. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $4.0 million of accounts worldwide during the second quarter of 2019, $7.2 million during the fourth quarter of 2018 and $7.5 million during the second quarter of 2018 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	June 30 2019	December 31 2018	June 30 2018
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.6%	.2%	.2%
Europe	.8%	.5%	.4%
Mexico, Australia and other	2.3%	1.8%	2.2%
Worldwide	.8%	.5%	.6%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at June 30, 2019, December 31, 2018 and June 30, 2018. The effect on the allowance for credit losses from such modifications was not significant at June 30, 2019, December 31, 2018 and June 30, 2018.

The Company’s annualized pre-tax return on average assets for Financial Services was 2.1% and 2.2% for the second quarter and first half of 2019, respectively, compared to 2.1% for both periods in 2018.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension (income) expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the second quarter and first half of 2019 and 2018. Other SG&A increased to $22.0 million for the second quarter of 2019 from $14.3 million for the second quarter of 2018 and increased to $45.9 million for the first half of 2019 from $36.7 million for the first half of 2018. The increase in both periods is primarily due to higher compensation costs.

For the second quarter, Other (loss) income before tax was $(9.0) million in 2019 compared to $4.1 million in 2018. For the first six months, Other (loss) income before tax was $(17.5) million in 2019 compared to $9.0 million in 2018. The loss in the second quarter and first half of 2019 compared to income in the same periods of 2018 was primarily due to higher compensation costs, higher expected costs to resolve certain environmental matters and lower results from the winch business.

Investment income for the second quarter increased to $21.8 million in 2019 from $14.6 million in 2018. For the first six months, investment income increased to $41.1 million in 2019 from $24.6 million in 2018. The higher investment income in the second quarter and first half of 2019 was primarily due to higher average portfolio balances and higher yields on U.S. investments due to higher market interest rates.

PACCAR Inc – Form 10-Q

Income Taxes

The effective tax rate for the second quarter of 2019 was 23.9% compared to 22.2% for the second quarter of 2018. The effective tax rate for the first half of 2019 was 23.6% compared to 22.8% in the same period of 2018. The increase in the tax rate was primarily due to a proportional increase of U.S. income which has a higher tax rate compared to the Company’s European income.

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2019	2018	2019	2018
Domestic income before taxes	$566.1	$451.6	$1,115.7	$872.5
Foreign income before taxes	248.3	268.0	518.1	516.5
Total income before taxes	$814.4	$719.6	$1,633.8	$1,389.0
Domestic pre-tax return on revenues	14.5%	13.9%	14.8%	13.8%
Foreign pre-tax return on revenues	9.1%	10.5%	9.3%	10.0%
Total pre-tax return on revenues	12.3%	12.4%	12.5%	12.1%

For the second quarter and first half of 2019, domestic income before income taxes and pre-tax return on revenues improved primarily due to higher revenues from truck operations. For the second quarter of 2019, foreign income before income taxes and pre-tax return on revenues decreased primarily due to lower truck and finance results in Europe and lower truck volumes in Australia. First half of 2019 foreign pre-tax return on revenues also declined due to lower truck and finance results in Europe and lower truck volumes in Australia.

LIQUIDITY AND CAPITAL RESOURCES:

	June 30	December 31
($ in millions)	2019	2018
Cash and cash equivalents	$3,219.4	$3,435.9
Marketable debt securities	1,117.3	1,020.4
	$4,336.7	$4,456.3

The Company’s total cash and marketable debt securities at June 30, 2019 decreased $119.6 million from the balances at December 31, 2018, primarily due to a decrease in cash and cash equivalents, partially offset by an increase in marketable debt securities.

The change in cash and cash equivalents is summarized below:

($ in millions)
Six Months Ended June 30,	2019	2018
Operating activities:
Net income	$1,248.7	$1,071.7
Net income items not affecting cash	555.0	549.6
Changes in operating assets and liabilities, net	(614.2)	(422.8)
Net cash provided by operating activities	1,189.5	1,198.5
Net cash used in investing activities	(1,125.4)	(745.2)
Net cash used in financing activities	(282.0)	(278.6)
Effect of exchange rate changes on cash	1.4	(32.6)
Net (decrease) increase in cash and cash equivalents	(216.5)	142.1
Cash and cash equivalents at beginning of period	3,435.9	2,364.7
Cash and cash equivalents at end of period	$3,219.4	$2,506.8

Operating activities: Cash provided by operations decreased by $9.0 million to $1,189.5 million in the first half of 2019 from $1,198.5 million in 2018. Lower operating cash flows reflect lower cash inflows of $263.8 million from accounts payable and accrued expenses as purchases of goods and services exceeding payments were lower in 2019 compared to 2018. Additionally, lower operating cash flows reflect a reduction in liabilities for residual value guarantees (RVG) and deferred revenues of $208.1 million, primarily due to a lower volume of new RVG contracts compared to 2018. The lower cash inflows were partially offset by lower net purchases of inventories of $239.8 million, higher net income of $177.0 million and lower pension contributions of $69.5 million.

PACCAR Inc – Form 10-Q

Investing activities:  Cash used in investing activities increased by $380.2 million to $1,125.4 million in the first half of 2019 from $745.2 million in 2018. Higher net cash used in investing activities reflects $404.7 million from marketable debt securities as there were $87.8 million in net purchases of marketable debt securities in the first half of 2019 versus $316.9 million in net proceeds from sales of marketable debt securities in 2018. This was partially offset by lower net originations from retail loans and finance leases of $52.8 million.

Financing activities:  Cash used in financing activities was $282.0 million for the first half of 2019, $3.4 million higher than the $278.6 million used in 2018. The Company paid $917.0 million in dividends in the first half of 2019, $308.5 million higher than the $608.5 million paid in 2018 due primarily to a higher special dividend paid in January 2019. In the first half of 2019, the Company issued $1,453.9 million of term debt, repaid term debt of $1,116.9 million and increased its outstanding commercial paper and short-term bank loans by $330.6 million. In the first half of 2018, the Company issued $1,327.7 million of term debt, repaid term debt of $1,144.6 million and increased its outstanding commercial paper and short-term bank loans by $230.1 million. This resulted in cash provided by borrowing activities of $667.6 million in the first half of 2019, $254.4 million higher than the cash provided by borrowing activities of $413.2 million in 2018. In addition, the Company repurchased .8 million shares of common stock for $56.5 million in the first half of 2019 compared to the purchase of 1.5 million shares for $94.2 million in the same period last year.

Credit Lines and Other

The Company has line of credit arrangements of $3.57 billion, of which $3.22 billion were unused at June 30, 2019. Included in these arrangements are $3.00 billion of committed bank facilities, of which $1.00 billion expires in June 2020, $1.00 billion expires in June 2023 and $1.00 billion expires in June 2024. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the six months ended June 30, 2019.

On July 9, 2018, PACCAR’s Board of Directors approved the repurchase of up to $300.0 million of the Company’s outstanding common stock, and on December 4, 2018, approved a plan to repurchase an additional $500.0 million of common stock upon completion of the prior plan. As of June 30, 2019, the Company has completed the repurchase of $300.0 million of the Company’s common stock under the authorization approved on July 9, 2018 and has repurchased $16.0 million of shares under the December 4, 2018 authorization.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for property, plant and equipment in the first half of 2019 were $305.2 million compared to $159.6 million for the same period of 2018. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $6.37 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2019, capital investments are expected to be $675 to $725 million and R&D is expected to be $320 to $340 million. The Company is investing for long-term growth in new truck models, integrated powertrains including zero emission electrification and hydrogen fuel cell technologies, enhanced aerodynamic truck designs, advanced driver assistance systems and truck connectivity, and expanded manufacturing and parts distribution facilities.

The Company conducts business in certain countries which have been experiencing or may experience significant financial stress, fiscal or political strain and are subject to the corresponding potential for default. The Company routinely monitors its financial exposure to global financial conditions, global counterparties and operating environments. As of June 30, 2019, the Company’s exposures in such countries were insignificant.

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

In November 2018, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of June 30, 2019 was $5.15 billion. The registration expires in November 2021 and does not limit the principal amount of debt securities that may be issued during that period.

PACCAR Inc – Form 10-Q

As of June 30, 2019, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.35 billion available for issuance under a €2.50 billion medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program has been renewed through the filing of a new listing which expires in July 2020.

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At June 30, 2019, 6.15 billion pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL), registered a medium-term note program.  The program does not limit the principal amount of debt securities that may be issued under the program.  The total amount of medium-term notes outstanding for PFPL as of June 30, 2019 was 300.0 million Australian dollars.

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

There were no material changes in the Company’s market risk during the six months ended June 30, 2019. For additional information, refer to Item 7A as presented in the 2018 Annual Report on Form 10‑K.

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

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the six months ended June 30, 2019.

ITEM 1.LEGAL PROCEEDINGS

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF. Following the settlement, claims and lawsuits have been filed against the Company, DAF and certain DAF subsidiaries and other truck manufacturers in various European jurisdictions. These claims and lawsuits include a number of collective proceedings, including proposed class actions in the United Kingdom, alleging EC-related claims and seeking unspecified damages.  Others may bring EC-related claims and lawsuits against the Company or its subsidiaries. While the Company believes it has meritorious defenses, such claims and lawsuits will likely take a significant period of time to resolve. The Company cannot reasonably estimate a range of loss, if any, that may result given the early stage of these claims and lawsuits. An adverse outcome of such proceedings could have a material impact on the Company’s results of operations.

The Company and its subsidiaries are parties to various other lawsuits incidental to the ordinary course of business. Management believes that the disposition of such lawsuits will not materially affect the Company's business or financial condition.

ITEM 1A.RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2018 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2019, except for an update with respect to the pending U.K. exit from the European Union and interest-rate risks relating to the anticipated LIBOR transition.

U.K. Exit from the European Union. The U.K. continues to negotiate the terms of its exit from the European Union (“Brexit”). The deadline for the U.K. to exit the EU was extended from March 29, 2019 to October 31, 2019. The timing and terms of the U.K.’s exit from the EU remains uncertain. If the terms of the exit from the EU are not agreed, it is anticipated that the standard trade protocols of the World Trade Organization would become effective (“Hard Brexit”).

The Company manufactures medium- and heavy-duty DAF trucks in the U.K. which are sold primarily in the U.K. and to a lesser extent in Europe and other world markets. In 2018, approximately 10% of the Company’s worldwide truck production was manufactured in the U.K. In the event of a Hard Brexit, it is anticipated there would be an increase in tariffs on truck components and parts from the EU which would increase the cost of all trucks and parts in the U.K. The higher cost of trucks and parts may impact manufacturing and parts sales and margins which could have an adverse impact on the Company’s results of operations. The Company’s results could also be impacted by the uncertainty regarding timing and terms of the final agreement, which could cause delays in capital investment decisions.

LIBOR (London Inter-Bank Offered Rate) Transition. Certain financing provided by PACCAR Financial Services to dealers and retail customers, as well as financing extended to PACCAR Financial Services are based on variable interest rate contracts.  These contracts utilize various benchmark rates, including LIBOR, to establish applicable contract interest rates.  PACCAR also utilizes hedging instruments and has line of credit arrangements which reference LIBOR (including other similar benchmark rates).  In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for calculation of LIBOR after 2021.  At this time it is not clear if LIBOR will continue to exist, and if not, what alternative benchmark rate will replace LIBOR.  Any new benchmark rate will likely not exactly replicate LIBOR, which could impact currently active contracts which terminate after 2021.

PACCAR Inc – Form 10-Q

Substantially all of the Company’s contracts which reference LIBOR including dealer wholesale financing contracts, medium-term notes, hedging instruments and line of credit arrangements include fall-back language that specifies the methods to establish contract interest rates in the absence of LIBOR, or provide for the use of an alternative benchmark rate should LIBOR be discontinued.

The Company has retail loan and lease contracts with customers of approximately $135 million that extend beyond 2021 and do not contain fall-back language or provide for the use of an alternative benchmark rate.  The Company will seek to amend these contracts to allow for the use of an alternative benchmark rate.

Changes to benchmark rates may have an uncertain impact on finance receivables and other financial obligations, the interest rates on our current or future cost of funds and/or access to capital markets.  The Company does not expect any changes to the use of LIBOR as a benchmark rate will have a material impact on the results of operations.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the six months ended June 30, 2019.

(c)	Issuer purchases of equity securities.

On July 9, 2018, PACCAR’s Board of Directors approved the repurchase of up to $300.0 million of the Company’s outstanding common stock, and on December 4, 2018, approved the repurchase of an additional $500.0 million of common stock upon completion of the prior authorization. As of June 30, 2019, the Company has completed the repurchase of $300.0 million of common stock under the authorization approved on July 9, 2018 and has repurchased $16.0 million of common stock under the December 4, 2018 authorization. The following are details of repurchases made for the second quarter of 2019:

	Total Number of	Average	Maximum Dollar
	Shares	Price Paid	Value that May Yet
Period	Purchased	per Share	be Purchased
April 1-30, 2019			$507,156,782
May 1-31, 2019	284,838	$67.17	$488,023,327
June 1-30, 2019	59,870	$66.45	$484,044,891
Total	344,708	$67.05	$484,044,891

PACCAR Inc – Form 10-Q

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2018	3(i)	001-14817

(ii)		Bylaws:

		Sixth Amended and Restated Bylaws of PACCAR Inc	8-K	December 7, 2018	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(c)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(d)	Forms of Medium-Term Note, Series P (PACCAR Financial Corp.)	S-3	November 2, 2018	4.2 and 4.3	333-228141

	(e)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2016	10-K	February 21, 2017	4(i)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 10, 2017	10-Q	August 4, 2017	4(h)	001-14817

	(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2018	10-Q	August 3, 2018	4(h)	001-14817

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

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 10, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	Appendix A	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(f)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

	(g)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan (effective 01/01/16)	10-Q	August 6, 2015	10(i)	001-14817

	(h)	PACCAR Inc Long Term Incentive Plan	8-K	September 19, 2016	10(j)	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	8-K	January 25, 2005	99.1	001-14817

	(j)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

	(k)	PACCAR Inc Long Term Incentive Plan, 2014 Form of Nonstatutory Stock Option Agreement	10-Q	August 7, 2013	10(l)	001-14817

	(l)	PACCAR Inc Long Term Incentive Plan, 2016 Restricted Stock Award Agreement	10-Q	August 6, 2015	10(q)	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, 2018 Form of Restricted Stock Award Agreement	10-K	February 21, 2019	10(m)	001-14817

	(n)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Unit Agreement	10-K	February 21, 2019	10(n)	001-14817

	(o)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

	(p)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	8-K	May 16, 2007	10.1	001-14817

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

PACCAR Inc
(Registrant)

Date	August 2, 2019	By	/s/ M. T. Barkley
M. T. Barkley
Senior Vice President and Controller
(Authorized Officer and Chief Accounting Officer)