Form 10-K
period 2019-12-31
PACCAR INC
filed 2020-02-19
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____.

Commission File Number 001-14817

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019:

Common Stock, $1 par value – $24.37 billion

The number of shares outstanding of the registrant's classes of common stock, as of January 31, 2020:

Common Stock, $1 par value – 346,353,327 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on April 21, 2020 are incorporated by reference into Part III.

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

PACCAR is a multinational company operating in three principal industry segments:

(1)

The Truck segment includes the design, manufacture and distribution of high-quality, light-, medium- and heavy-duty commercial trucks. Heavy-duty trucks have a gross vehicle weight (GVW) of over 33,000 lbs (Class 8) in North America and over 16 metric tonnes in Europe. Medium-duty trucks have a GVW ranging from 19,500 to 33,000 lbs (Class 6 to 7) in North America, and in Europe, light- and medium-duty trucks range between 6 and 16 metric tonnes. Trucks are configured with engine in front of cab (conventional) or cab-over-engine (COE).

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

TRUCKS

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. The Company also manufactures engines, primarily for use in the Company’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington; Mexicali, Mexico and Ste. Therese, Canada. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada; Denton, Texas, and Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF COE trucks assembled in the United Kingdom (U.K.) by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the U.K. PACCAR competes in the Brazilian heavy truck market with DAF models assembled at Ponta Grossa in the state of Paraná, Brasil. PACCAR competes in the Australian medium and heavy truck markets with Kenworth conventional and certain DAF COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models primarily assembled in the U.K. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounted for 78% of total 2019 net sales and revenues.

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

The Company’s trucks have a reputation for high quality products, most of which are ordered by dealers according to customer specifications. Some units are ordered by dealers for stocking to meet the needs of certain customers who require immediate delivery or for customers that require chassis to be fitted with specialized bodies. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures PACCAR engines and axles and a higher percentage of other components for its heavy truck models. The Company also manufactures engines at its Columbus, Mississippi facility. In 2019, the Company installed PACCAR engines in 43% of the Company’s Kenworth and Peterbilt heavy‑duty trucks in the U.S. and Canada and substantially all of the DAF heavy-duty trucks sold throughout the world. Engines not manufactured by the Company are purchased from Cummins Inc. (Cummins). The Company purchased a significant portion of its transmissions from Eaton Corporation Plc. (Eaton) and ZF Friedrichshafen AG (ZF). The Company also purchased a significant portion of North America stampings used for cabs from Magna International Inc. (Magna). The Company has long-term agreements with Cummins, Eaton, ZF and Magna to provide for continuity of supply. A loss of supply from Cummins, Eaton, ZF or Magna, and the resulting interruption in the production of trucks, would have a material effect on the Company’s results. Purchased materials and parts include raw materials, partially processed materials, such as castings, and finished components manufactured by independent suppliers. Raw materials, partially processed materials and finished components make up approximately 85% of the cost of new trucks. The value of major finished truck components manufactured by independent suppliers ranges from approximately 33% in Europe to approximately 86% in North America. In addition to materials, the Company’s cost of sales includes labor and factory overhead, vehicle delivery and warranty. Accordingly, except for certain factory overhead costs such as depreciation, property taxes and utilities, the Company’s cost of sales are highly correlated to sales.

The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 3% of consolidated revenues in 2019. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would require the Company to either contract for an alternative source of supply or to manufacture cabs itself.

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

There are four principal competitors in the U.S. and Canada commercial truck market. The Company’s share of the U.S. and Canadian Class 8 market was 30.0% of retail sales in 2019, and the Company’s medium-duty market share was 16.9%. In Europe, there are six principal competitors in the commercial truck market, including parent companies to two competitors of the Company in the U.S. In 2019, DAF had a 16.2% share of the European heavy-duty market and a 9.7% share of the light/medium market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

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

The Company had a total production backlog of $6.3 billion at the end of 2019. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90‑day backlog approximated $3.3 billion at December 31, 2019, $4.5 billion at December 31, 2018 and $4.0 billion at December 31, 2017. Production of the year-end 2019 backlog is expected to be substantially completed during 2020.

PARTS

The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles to over 2,200 Kenworth, Peterbilt and DAF dealers in 99 countries around the world. Aftermarket truck parts are sold and delivered to the Company’s independent dealers through the Company’s 18 strategically located parts distribution centers (PDCs) in the U.S., Canada, Europe, Australia, Mexico and Central and South America. Parts are primarily purchased from various suppliers and also manufactured by the Company. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 16% of total 2019 net sales and revenues.

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

FINANCIAL SERVICES

PACCAR Financial Services (PFS) operates in 25 countries in North America, Europe, Australia and South America through wholly owned finance companies operating under the PACCAR Financial trade name. PFS also conducts full service leasing operations through operating divisions or wholly owned subsidiaries in North America, Germany and Australia under the PacLease trade name. Selected dealers in North America are franchised to provide full service leasing. PFS provides its franchisees with equipment financing and administrative support. PFS also operates its own full service lease outlets. PFS’s retail loan and lease customers consist of small, medium and large commercial trucking companies, independent owner/operators and other businesses and acquire their PACCAR trucks principally from independent PACCAR dealers. PFS accounted for 6% of total net sales and revenues and 57% of total assets in 2019.

PFS is primarily responsible for managing the sales of the Company’s used trucks. The Company’s Financial Services segment sells used trucks returned from matured operating leases in the ordinary course of business and trucks acquired from repossessions. PFS also obtains used trucks from the Truck segment in trades related to new truck sales and trucks returned from residual value guarantees (RVGs). Certain gains and losses from the sale of used trucks are shared with the Truck segment. The Company’s Financial Services segment records revenue on the sale of used trucks received in trade and RVG returns.

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

OTHER BUSINESSES

Other businesses include the manufacturing of industrial winches in two U.S. plants and marketing them under the Braden, Carco and Gearmatic nameplates. The markets for these products are highly competitive, and the Company competes with a number of well established firms. Sales of industrial winches were less than 1% of total net sales and revenues in 2019, 2018 and 2017.

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

EMPLOYEES

On December 31, 2019, the Company had approximately 27,000 employees.

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

The recent outbreak of the Coronavirus “COVID-19” in China has resulted in work stoppages at certain suppliers in China that are part of the Company’s supply chain. As of February 19, 2020, the Company has not experienced shortages in supply as a result of the interruptions, but if the work stoppages were to be prolonged or expanded in scope, there could be resulting supply shortages which could impact the Company’s ability to deliver trucks and parts to customers on schedule and have an adverse effect on the Company’s revenues and profits.

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

The Financial Services Industry is Highly Competitive. The Company’s Financial Services segment competes with banks, other commercial finance companies and financial services firms which may have lower costs of borrowing, higher leverage or market share goals that result in a willingness to offer lower interest rates, which may lead to decreased margins, lower market share or both. A decline in the Company’s truck unit sales and a decrease in truck residual values and used truck inventory values due to lower used truck pricing are also factors which may affect the Company’s Financial Services segment.

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

U.K. Exit from the European Union (EU). The U.K. formally exited the EU on January 31, 2020. Under the withdrawal agreement between the U.K. and the EU, there is a transition period that will last until December 31, 2020. During the transition period, all EU rules and regulations will continue to apply to the U.K. During 2020, the U.K. and the EU intend to conclude new agreements concerning their future relationship. If no agreement is reached during the transition period, and there is no mutually agreed extension of the transition period, the standard trade protocols of the World Trade Organization (WTO) would become effective.

The Company manufactures medium- and heavy-duty DAF trucks in the U.K. which are sold primarily in the U.K. and to a lesser extent in Europe and other world markets. In 2019, approximately 10% of the Company’s worldwide truck production was manufactured in the U.K. In the event standard trade protocols of the WTO become effective, it is anticipated there would be an increase in tariffs on truck components and parts from the EU which would increase the cost of all trucks and parts in the U.K. The higher cost of trucks and parts may impact truck and parts sales and margins which could have an adverse impact on the Company’s results of operations. The Company’s results could also be impacted by the uncertainty regarding timing and terms of the final agreement, which could cause delays in capital investment decisions.

LIBOR (London Inter-Bank Offered Rate) Transition. Certain financing provided by PFS to dealers and retail customers, as well as financing extended to PFS are based on variable interest rate contracts. These contracts utilize various benchmark rates, including LIBOR, to establish applicable contract interest rates. PACCAR also utilizes hedging instruments and has line of credit arrangements which reference LIBOR (including other similar benchmark rates). In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for calculation of LIBOR after 2021. At this time it is not clear if LIBOR will continue to exist, and if not, what alternative benchmark rate will replace LIBOR. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact currently active contracts which terminate after 2021.

Substantially all of the Company’s contracts which reference LIBOR, including dealer wholesale financing contracts, medium-term notes, hedging instruments and line of credit arrangements, include fall-back language that specifies the methods to establish contract interest rates in the absence of LIBOR, or provide for the use of an alternative benchmark rate should LIBOR be discontinued.

The Company has retail loan and lease contracts with a current balance of approximately $220 million, or less than 1.4% of PFS assets, that extend beyond 2021 and do not contain fall-back language or provide for the use of an alternative benchmark rate. The Company will seek to amend these contracts to allow for the use of an alternative benchmark rate.

Changes to benchmark rates will have an uncertain impact on finance receivables and other financial obligations, our current or future cost of funds and/or access to capital markets. The Company will attempt to minimize the impact of differences between the current and replacement benchmark rates through pricing adjustments on the financing provided by PFS, but it is not certain the Company will be able to do so. Based on the current balance of contracts referencing LIBOR (including other similar benchmark rates), it is estimated that for a 10 basis point difference between the current and replacement benchmark rates that the Company is unable to recover through pricing adjustments, income before income taxes would decrease by approximately $2 million. Accordingly, the Company does not expect the anticipated changes to the use of LIBOR as a benchmark rate will have a material impact on the results of operations.

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

Market Information, Holders and Dividends.

Common stock of the Company is traded on the NASDAQ Global Select Market under the symbol PCAR. The table below reflects the range of trading prices as reported by The NASDAQ Stock Market LLC and cash dividends declared. There were 1,474 record holders of the common stock at December 31, 2019.

	2019			2018
	DIVIDENDS	STOCK PRICE		DIVIDENDS	STOCK PRICE
QUARTER	DECLARED	HIGH	LOW	DECLARED	HIGH	LOW
First	$.32	$70.35	$55.84	$.25	$79.69	$62.82
Second	.32	73.00	65.78	.28	71.58	60.36
Third	.32	72.86	62.13	.28	72.89	59.82
Fourth	.32	83.41	65.17	.28	70.76	53.43
Year-End Extra	2.30			2.00

The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2019 regarding compensation plans under which PACCAR equity securities are authorized for issuance.

	Number of Securities Granted and to be Issued Related to Outstanding Options and Restricted Stock Units	Weighted-average Exercise Price of Outstanding Options	Securities Available for Future Grant
Stock compensation plans approved by stockholders	4,070,289	$60.18	12,473,227

All stock compensation plans have been approved by the stockholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 398,757 shares that represent deferred cash awards payable in stock.

Securities available for future grant are authorized under the following two plans: (i) 11,779,721 shares under the LTI Plan, and (ii) 693,506 shares under the RSDC Plan.

Stockholder Return Performance Graph.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, to the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the return of the industry peer groups of companies identified in the graph (the “Peer Group Index”) for the last five fiscal years ended December 31, 2019. Standard & Poor’s has calculated a return for each company in the Peer Group Index weighted according to its respective capitalization at the beginning of each period with dividends reinvested on a monthly basis. Management believes that the identified companies and methodology used in the graph for the Peer Group Index provide a better comparison than other indices available. The Peer Group Index consists of AGCO Corporation, Caterpillar Inc., Cummins Inc., Dana Incorporated, Deere & Company, Eaton Corporation, Meritor Inc., Navistar International Corporation, Oshkosh Corporation, AB Volvo and CNH Industrial N.V. The comparison assumes that $100 was invested December 31, 2014, in the Company’s common stock and in the stated indices and assumes reinvestment of dividends.

	2014	2015	2016	2017	2018	2019
PACCAR Inc	100	72.90	100.87	115.82	98.08	142.26
S&P 500 Index	100	101.38	113.51	138.29	132.23	173.86
Peer Group Index	100	79.55	113.15	170.75	141.11	181.31

(b)	Use of Proceeds from Registered Securities.

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On December 4, 2018, the Company’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of December 31, 2019, the Company has repurchased $69.5 million of shares under this plan. There were no repurchases made during the fourth quarter of 2019.

ITEM 6.	SELECTED FINANCIAL DATA.

	2019	2018	2017	2016	2015
	(millions except per share data)
Truck, Parts and Other Net Sales and Revenues	$24,119.7	$22,138.6	$18,187.5	$15,846.6	$17,942.8
Financial Services Revenues	1,480.0	1,357.1	1,268.9	1,186.7	1,172.3
Total Revenues	$25,599.7	$23,495.7	$19,456.4	$17,033.3	$19,115.1

Net Income	$2,387.9	$2,195.1	$1,675.2	$521.7	$1,604.0
Adjusted Net Income *			1,501.8	1,354.7

Net Income Per Share:
Basic	6.88	6.25	4.76	1.49	4.52
Diluted	6.87	6.24	4.75	1.48	4.51
Adjusted Diluted *			4.26	3.85

Cash Dividends Declared Per Share	3.58	3.09	2.19	1.56	2.32

Total Assets:
Truck, Parts and Other	12,289.7	11,082.8	10,237.9	8,444.1	8,855.2
Financial Services	16,071.4	14,399.6	13,202.3	12,194.8	12,254.6

Financial Services Debt	11,222.7	9,950.5	8,879.4	8,475.2	8,591.5
Stockholders’ Equity	9,706.1	8,592.9	8,050.5	6,777.6	6,940.4

*	See Reconciliation of GAAP to Non-GAAP Financial Measures.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES:

Item 6 of this Form 10-K includes “adjusted net income (non-GAAP)” and “adjusted net income per diluted share (non-GAAP)”, which are financial measures that are not in accordance with U.S. generally accepted accounting principles (“GAAP”), since they exclude the one-time tax benefit from the Tax Cuts and Jobs Act (“the Tax Act”) in 2017 and the non-recurring European Commission charge in 2016. These measures differ from the most directly comparable measures calculated in accordance with GAAP and may not be comparable to similarly titled non-GAAP financial measures used by other companies.

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

2019 Financial Highlights

•	Worldwide net sales and revenues were a record $25.60 billion in 2019 compared to $23.50 billion in 2018 due to record revenues in the Truck, Parts and Financial Services segments.
•	Truck sales were $19.99 billion in 2019 compared to $18.19 billion in 2018 primarily due to higher truck deliveries in the U.S. and Canada and Latin America.
•	Parts sales were $4.02 billion in 2019 compared to $3.84 billion in 2018 primarily due to higher demand in the U.S. and Canada.
•	Financial Services revenues were $1.48 billion in 2019 compared to $1.36 billion in 2018. The increase was primarily due to higher average earning asset balances and higher yields in North America.
•

In 2019, PACCAR earned net income for the 81st consecutive year. Net income was $2.39 billion ($6.87 per diluted share) in 2019 compared to $2.20 billion ($6.24 per diluted share) in 2018 primarily reflecting higher Truck and Parts revenues and operating results.

•

Capital investments were $743.9 million in 2019 compared to $437.1 million in 2018 reflecting continued investments in the Company’s manufacturing facilities, new product development and enhanced aftermarket support.

•	After-tax return on beginning equity (ROE) was 27.8% in 2019 compared to 27.3% in 2018.
•	Research and development (R&D) expenses were $326.6 million in 2019 compared to $306.1 million in 2018.

PACCAR opened Global Embedded Software centers in Kirkland, Washington and Eindhoven, the Netherlands, which will accelerate embedded software development and connected vehicle solutions to benefit customers’ operating efficiency.

In January 2020, PACCAR exhibited three vehicles with autonomous and alternative powertrain technologies at the CES 2020 show in Las Vegas, Nevada: a level 4 autonomous Kenworth T680; a battery-electric Peterbilt Model 520EV; and a battery-electric Kenworth K270E. These trucks are designed for a range of customer applications, including over-the-road transportation, refuse collection and urban distribution.

Peterbilt, Kenworth and DAF are field-testing battery-electric, hydrogen fuel cell and hybrid powertrain trucks with customers in North America and Europe. These customer field tests are providing excellent feedback on future truck technologies, which will support PACCAR’s environmental and engineering leadership with the development of innovative alternative powertrain technologies.

PACCAR continues to add global distribution capacity to deliver industry-leading aftermarket parts availability to customers. PACCAR will open a new 250,000 square-foot parts distribution center in Las Vegas, Nevada and a new 160,000 square-foot parts distribution center in Ponta Grossa, Brasil in 2020 to enhance parts availability for customers.

PACCAR has been honored for the second consecutive year as a global leader in environmental practices by environmental reporting firm CDP, earning recognition on the 2019 CDP Climate Change A List. Over 8,000 companies disclosed data about their environmental impacts, risks and opportunities to CDP for independent assessment. PACCAR is one of only 35 companies in the U.S. earning a CDP score of “A” and is placed in the top 2% of reporting companies worldwide.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 25 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with record total assets of $16.07 billion. PFS issued $2.49 billion in medium-term notes during 2019 to support portfolio growth and repay maturing debt.

Truck Outlook

Heavy-duty truck industry retail sales in the U.S. and Canada in 2020 are expected to decrease to 230,000 to 260,000 units compared to 308,800 in 2019. In Europe, the 2020 truck industry registrations for over 16-tonne vehicles are expected to be 260,000 to 290,000 units compared to 320,200 in 2019. In South America, heavy-duty truck industry sales in 2020 are estimated to be 100,000 to 110,000 units compared to 105,000 units in 2019.

Parts Outlook

In 2020, PACCAR Parts sales are expected to grow 4-6% compared to 2019.

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2020 are expected to remain similar to 2019 levels. Current strong levels of freight tonnage are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline.

Capital Spending and R&D Outlook

Capital investments in 2020 are expected to be $625 to $675 million, and R&D is expected to be $310 to $340 million. The Company is investing for long-term growth in aerodynamic truck models, integrated powertrains including diesel, electric, hybrid and hydrogen fuel cell technologies, advanced driver assistance systems, digital services and next-generation manufacturing and distribution capabilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the years ended December 31, 2019 and 2018 are presented below. For information on the year ended December 31, 2017, refer to Part II, Item 7 in the 2018 Annual Report on Form 10-K.

($ in millions, except per share amounts)
Year Ended December 31,	2019	2018
Net sales and revenues:
Truck	$19,989.5	$18,187.0
Parts	4,024.9	3,838.9
Other	105.3	112.7
Truck, Parts and Other	24,119.7	22,138.6
Financial Services	1,480.0	1,357.1
	$25,599.7	$23,495.7
Income (loss) before income taxes:
Truck	$1,904.9	$1,672.1
Parts	830.8	768.6
Other	(17.7)	2.7
Truck, Parts and Other	2,718.0	2,443.4
Financial Services	298.9	305.9
Investment income	82.3	60.9
Income taxes	(711.3)	(615.1)
Net Income	$2,387.9	$2,195.1
Diluted earnings per share	$6.87	$6.24
After-tax return on revenues	9.3%	9.3%

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

2019 Compared to 2018:

Truck

The Company’s Truck segment accounted for 78% of revenues in 2019 compared to 77% in 2018.

The Company’s new truck deliveries are summarized below:

Year Ended December 31,	2019	2018	% CHANGE
U.S. and Canada	117,200	105,300	11
Europe	59,900	63,800	(6)
Mexico, South America, Australia and other	21,700	20,000	9
Total units	198,800	189,100	5

In 2019, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 308,800 units from 284,800 units in 2018. The Company’s heavy-duty truck retail market share was 30.0% in 2019 compared to 29.4% in 2018. The medium-duty market was 108,100 units in 2019 compared to 98,100 units in 2018. The Company’s medium-duty market share was 16.9% in 2019 compared to 17.7% in 2018.

The over 16‑tonne truck market in Europe in 2019 increased to 320,200 units from 318,800 units in 2018, and DAF’s market share was 16.2% in 2019 compared to 16.6% in 2018. The 6 to 16‑tonne market in 2019 increased to 53,600 units from 51,900 units in 2018. DAF’s market share in the 6 to 16-tonne market in 2019 was 9.7% compared to 9.0% in 2018.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Year Ended December 31,	2019	2018	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$13,106.5	$11,357.0	15
Europe	4,797.6	4,808.4
Mexico, South America, Australia and other	2,085.4	2,021.6	3
	$19,989.5	$18,187.0	10
Truck income before income taxes	$1,904.9	$1,672.1	14
Pre-tax return on revenues	9.5%	9.2%

The Company’s worldwide truck net sales and revenues increased to $19.99 billion in 2019 from $18.19 billion in 2018, primarily due to higher truck deliveries in the U.S. and Canada and Latin America, partially offset by unfavorable currency translation effects. Truck segment income before income taxes and pre-tax return on revenues increased in 2019, reflecting higher truck unit deliveries and higher gross margins.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between 2019 and 2018 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2018	$18,187.0	$16,039.5	$2,147.5
Increase (decrease)
Truck sales volume	1,613.3	1,395.8	217.5
Average truck sales prices	489.8		489.8
Average per truck material, labor and other direct costs		297.8	(297.8)
Factory overhead and other indirect costs		65.2	(65.2)
Extended warranties, operating leases and other	71.9	101.9	(30.0)
Currency translation	(372.5)	(337.6)	(34.9)
Total increase	1,802.5	1,523.1	279.4
2019	$19,989.5	$17,562.6	$2,426.9

•

Truck sales volume primarily reflects higher truck deliveries in the U.S. and Canada ($1,414.4 million sales and $1,180.0 million cost of sales). In Europe, the impact of lower truck unit deliveries was more than offset by a decrease in units accounted for as operating leases, resulting in higher sales ($236.8 million) and cost of sales ($217.9 million).

•	Average truck sales prices increased sales by $489.8 million, primarily due to higher price realization in North America.
•	Average cost per truck increased cost of sales by $297.8 million, primarily reflecting higher material and labor costs.
•

Factory overhead and other indirect costs increased $65.2 million, primarily due to higher salaries and related expenses and higher supplies and maintenance costs to support increased truck production.

•

Extended warranties, operating leases and other revenues increased by $71.9 million primarily due to a higher volume of repair and maintenance (R&M) and extended warranty contracts, as well as higher revenues from operating leases. Cost of sales and revenues increased by $101.9 million primarily due to higher impairments and losses on used trucks and higher costs of extended warranty and R&M contracts.

•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.
•	Truck gross margins increased to 12.1% in 2019 from 11.8% in 2018, primarily due to the factors noted above.

Truck selling, general and administrative expenses (SG&A) for 2019 increased to $269.7 million from $248.3 million in 2018. The increase was primarily due to higher professional fees ($24.4 million) and higher salaries and related expenses ($6.8 million), partially offset by favorable currency translation effects ($9.7 million). As a percentage of sales, Truck SG&A decreased to 1.3% in 2019 from 1.4% in 2018 due to higher net sales.

Parts

The Company’s Parts segment accounted for 16% of revenues in 2019 and 2018.

($ in millions)
Year Ended December 31,	2019	2018	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$2,731.7	$2,545.1	7
Europe	908.5	921.4	(1)
Mexico, South America, Australia and other	384.7	372.4	3
	$4,024.9	$3,838.9	5
Parts income before income taxes	$830.8	$768.6	8
Pre-tax return on revenues	20.6%	20.0%

The Company’s worldwide parts net sales and revenues increased to a record $4.02 billion in 2019 from $3.84 billion in 2018, due to higher aftermarket demand in U.S. and Canada. The increase in Parts segment income before income taxes and pre-tax return on revenues in 2019 was primarily due to higher sales volume and higher price realization, partially offset by unfavorable currency translation.

The major factors for the Parts segment changes in net sales and revenues, cost of sales and revenues and gross margin between 2019 and 2018 are as follows:

	NET SALES AND	COST OF SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2018	$3,838.9	$2,793.5	$1,045.4
Increase (decrease)
Aftermarket parts volume	75.4	51.1	24.3
Average aftermarket parts sales prices	173.9		173.9
Average aftermarket parts direct costs		85.5	(85.5)
Warehouse and other indirect costs		17.6	(17.6)
Currency translation	(63.3)	(40.9)	(22.4)
Total increase	186.0	113.3	72.7
2019	$4,024.9	$2,906.8	$1,118.1
•	Aftermarket parts sales volume increased by $75.4 million and related cost of sales increased by $51.1 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $173.9 million primarily due to higher price realization in the U.S. and Canada.
•	Average aftermarket parts direct costs increased $85.5 million due to higher material costs.
•	Warehouse and other indirect costs increased $17.6 million, primarily due to higher salaries and related expenses and higher depreciation expense.
•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro.
•	Parts gross margins in 2019 increased to 27.8% from 27.2% in 2018 due to the factors noted above.

Parts SG&A expense for 2019 was $207.8 million compared to $206.2 million in 2018 primarily due to higher salaries and related expenses, partially offset by lower sales and marketing costs and favorable currency translation effects. As a percentage of sales, Parts SG&A decreased to 5.2% in 2019 from 5.4% in 2018, primarily due to higher net sales.

Financial Services

The Company’s Financial Services segment accounted for 6% of revenues in 2019 and 2018.

($ in millions)
Year Ended December 31,	2019	2018	% CHANGE
New loan and lease volume:
U.S. and Canada	$3,425.8	$3,076.7	11
Europe	1,349.5	1,364.5	(1)
Mexico, Australia and other	857.7	792.1	8
	$5,633.0	$5,233.3	8
New loan and lease volume by product:
Loans and finance leases	$4,277.1	$4,177.3	2
Equipment on operating lease	1,355.9	1,056.0	28
	$5,633.0	$5,233.3	8
New loan and lease unit volume:
Loans and finance leases	38,000	40,500	(6)
Equipment on operating lease	13,700	10,300	33
	51,700	50,800	2
Average earning assets:
U.S. and Canada	$8,837.7	$7,815.4	13
Europe	3,547.6	3,364.9	5
Mexico, Australia and other	1,895.5	1,749.9	8
	$14,280.8	$12,930.2	10
Average earning assets by product:
Loans and finance leases	$8,758.8	$8,094.4	8
Dealer wholesale financing	2,428.8	1,847.1	31
Equipment on lease and other	3,093.2	2,988.7	3
	$14,280.8	$12,930.2	10
Revenues:
U.S. and Canada	$810.1	$763.8	6
Europe	409.3	352.6	16
Mexico, Australia and other	260.6	240.7	8
	$1,480.0	$1,357.1	9
Revenues by product:
Loans and finance leases	$470.2	$425.2	11
Dealer wholesale financing	112.8	72.5	56
Equipment on lease and other	897.0	859.4	4
	$1,480.0	$1,357.1	9
Income before income taxes	$298.9	$305.9	(2)

New loan and lease volume was a record $5.63 billion in 2019 compared to $5.23 billion in 2018, primarily reflecting higher truck deliveries in the U.S. and Canada. PFS finance market share of new PACCAR truck sales was 24.5% in 2019 compared to 23.9% in 2018.

PFS revenues increased to $1.48 billion in 2019 from $1.36 billion in 2018. The increase was primarily due to revenue on higher average earning assets and higher portfolio yields reflecting higher market interest rates in North America, and higher used truck sales volume in Europe, partially offset by the effects of translating weaker foreign currencies to the U.S. dollar. The effects of currency translation decreased PFS revenues by $26.7 million in 2019, primarily due to changes in the euro.

PFS income before income taxes decreased to $298.9 million in 2019 from $305.9 million in 2018, primarily due to lower results on returned lease assets and higher SG&A expenses as $12.0 million of certain initial direct costs were immediately expensed in 2019 with the adoption of the new lease standard, partially offset by higher average earning assets balances. Currency exchange effects decreased PFS income before taxes by $3.2 million in 2019.

Included in Financial Services “Other Assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $391.4 million at December 31, 2019 and $226.4 million at December 31, 2018. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions, through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized losses on used trucks, excluding repossessions, of $57.5 million in 2019 compared to $35.4 million in 2018, including losses on multiple unit transactions of $19.1 million in 2019 compared to $20.2 million in 2018. Used truck losses related to repossessions, which are recognized as credit losses, were not significant for 2019 or 2018.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between 2019 and 2018 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
2018	$497.7	$186.9	$310.8
Increase (decrease)
Average finance receivables	75.4		75.4
Average debt balances		31.5	(31.5)
Yields	16.6		16.6
Borrowing rates		14.0	(14.0)
Currency translation and other	(6.7)	(1.9)	(4.8)
Total increase	85.3	43.6	41.7
2019	$583.0	$230.5	$352.5

•

Average finance receivables increased $1,452.5 million (excluding foreign exchange effects) in 2019 as a result of retail portfolio new business volume exceeding collections and higher dealer wholesale balances.

•

Average debt balances increased $1,456.1 million (excluding foreign exchange effects) in 2019. The higher average debt balances reflect funding for a higher average earning assets portfolio, which includes loans, finance leases, wholesale receivables and equipment on operating lease.

•	Higher portfolio yields (5.2% in 2019 compared to 5.0% in 2018) increased interest and fees by $16.6 million. The higher portfolio yields were primarily due to higher market rates in North America.
•	Higher borrowing rates (2.2% in 2019 compared to 2.0% in 2018) were primarily due to higher debt market rates in North America.
•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro, the Australian and Canadian dollars and the British pound.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Year Ended December 31,	2019	2018
Operating lease and rental revenues	$831.0	$826.0
Used truck sales and other	66.0	33.4
Operating lease, rental and other revenues	$897.0	$859.4

Depreciation of operating lease equipment	$605.4	$588.2
Vehicle operating expenses	143.8	121.5
Cost of used truck sales and other	49.0	18.3
Depreciation and other expenses	$798.2	$728.0

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between 2019 and 2018 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
2018	$859.4	$728.0	$131.4
Increase (decrease)
Used truck sales	32.3	31.1	1.2
Results on returned lease assets		28.9	(28.9)
Average operating lease assets	34.7	30.0	4.7
Revenue and cost per asset	(11.2)	(.9)	(10.3)
Currency translation and other	(18.2)	(18.9)	.7
Total increase (decrease)	37.6	70.2	(32.6)
2019	$897.0	$798.2	$98.8

•	A higher sales volume of used trucks received on trade increased operating lease, rental and other revenues by $32.3 million and increased depreciation and other expenses by $31.1 million.
•	Results on returned lease assets increased depreciation and other expenses by $28.9 million primarily due to higher losses on sales of returned lease units in Europe.
•	Average operating lease assets increased $173.2 million (excluding foreign exchange effects), which increased revenues by $34.7 million and related depreciation and other expenses by $30.0 million.
•

Revenue per asset decreased $11.2 million primarily due to lower rental income and lower fleet utilization. Cost per asset decreased $.9 million due to lower depreciation expense and lower vehicle related expenses, partially offset by higher operating lease impairments in Europe.

•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

Financial Services SG&A expense increased to $137.0 million in 2019 from $119.8 million in 2018. The increase was due to higher salaries and related expenses to support portfolio growth and the adoption of the new lease accounting standard under which $12.0 million of certain initial direct costs were immediately expensed. In prior years, these costs were capitalized and amortized to expense over the lease term. As a percentage of revenues, Financial Services SG&A increased to 9.3% in 2019 from 8.8% in 2018.

The following table summarizes the provision for losses on receivables and net charge-offs:

	2019		2018
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$13.5	$14.0	$10.4	$6.9
Europe	(3.2)	(.8)	(.8)	5.9
Mexico, Australia and other	5.1	4.2	6.9	4.4
	$15.4	$17.4	$16.5	$17.2

The provision for losses on receivables was $15.4 million in 2019 compared to $16.5 million in 2018, reflecting continued good portfolio performance. The decrease in provision for losses was primarily driven by higher recoveries on charged-off accounts in Europe.

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

The post-modification balance of accounts modified during the years ended December 31, 2019 and 2018 are summarized below:

	2019		2018
($ in millions)	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$316.4	3.5%	$213.6	2.5%
Insignificant delay	83.2	.9%	50.3	.6%
Credit - no concession	23.3	.3%	52.2	.6%
Credit - TDR	2.5		13.1	.2%
	$425.4	4.7%	$329.2	3.9%

*	Recorded investment immediately after modification as a percentage of the year-end retail portfolio balance.

In 2019, total modification activity increased compared to 2018 due to higher modifications for commercial reasons and insignificant delay, partially offset by lower modifications for credit - no concession and credit - TDR. The increase in modifications for commercial reasons primarily reflects higher volumes of refinancing. The increase in modifications for insignificant delay reflects more fleet customers requesting payment relief for up to three months. The decrease in modifications for credit - no concession is primarily due to lower volumes of refinancing in Europe for customers in financial difficulty. Credit - TDR modifications decreased to $2.5 million in 2019 from $13.1 million in 2018 as there were no large fleet modifications in 2019 compared to modifications for two fleet customers in 2018.

The following table summarizes the Company’s 30+ days past due accounts:

At December 31,	2019	2018
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.4%	.1%
Europe	.7%	.5%
Mexico, Australia and other	2.0%	1.6%
Worldwide	.7%	.4%

Accounts 30+ days past due increased slightly to .7% at December 31, 2019 from .4% at December 31, 2018, and remain at low levels. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $1.7 million and $7.2 million of accounts worldwide during the fourth quarter of 2019 and the fourth quarter of 2018, respectively, which were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

At December 31,	2019	2018
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.4%	.2%
Europe	.7%	.5%
Mexico, Australia and other	2.1%	1.8%
Worldwide	.7%	.5%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2019 and 2018. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2019 and 2018.

The Company’s 2019 and 2018 annualized pre-tax return on average assets for Financial Services was 2.0% and 2.2%, respectively.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for 2019 and 2018. Other SG&A increased to $84.0 million in 2019 from $70.4 million in 2018 primarily due to higher compensation costs.

Other (loss) income before tax was $(17.7) million in 2019 compared to $2.7 million in 2018. The loss in 2019 compared to income in 2018 was primarily due to higher compensation costs, lower results from the winch business and higher expected costs to resolve certain environmental matters.

Investment income increased to $82.3 million in 2019 from $60.9 million in 2018, primarily due to higher average portfolio balances and higher yields on U.S. investments due to higher market interest rates.

Income Taxes

In 2019, the effective tax rate was 23.0% compared to 21.9% in 2018. The Company’s effective tax rate for 2018 benefitted from a one-time reduction in tax liability related to extended warranty contracts.

($ in millions)
Year Ended December 31,	2019	2018
Domestic income before taxes	$2,201.1	$1,775.2
Foreign income before taxes	898.1	1,035.0
Total income before taxes	$3,099.2	$2,810.2
Domestic pre-tax return on revenues	14.5%	13.4%
Foreign pre-tax return on revenues	8.6%	10.1%
Total pre-tax return on revenues	12.1%	12.0%

In 2019, domestic income before income taxes and pre-tax return on revenues improved primarily due to higher revenues from truck operations. The decrease in foreign income before income taxes and pre-tax return on revenues was primarily due to lower truck and finance results in Europe and lower truck volumes in Australia.

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)
At December 31,	2019	2018
Cash and cash equivalents	$4,175.1	$3,435.9
Marketable debt securities	1,162.1	1,020.4
	$5,337.2	$4,456.3

The Company’s total cash and marketable debt securities at December 31, 2019 increased $880.9 million from the balances at December 31, 2018, primarily due to an increase in cash and cash equivalents.

The change in cash and cash equivalents is summarized below:

($ in millions)
Year Ended December 31,	2019	2018
Operating activities:
Net income	$2,387.9	$2,195.1
Net income items not affecting cash	1,190.1	1,123.2
Pension contributions	(35.7)	(88.9)
Changes in operating assets and liabilities, net	(682.0)	(237.1)
Net cash provided by operating activities	2,860.3	2,992.3
Net cash used in investing activities	(2,207.4)	(1,930.7)
Net cash provided by financing activities	83.4	71.1
Effect of exchange rate changes on cash	2.9	(61.5)
Net increase in cash and cash equivalents	739.2	1,071.2
Cash and cash equivalents at beginning of the year	3,435.9	2,364.7
Cash and cash equivalents at end of the year	$4,175.1	$3,435.9

Operating activities: Cash provided by operations decreased by $132.0 million to $2.86 billion in 2019 from $2.99 billion in 2018. The decrease in operating cash flows reflects lower cash inflows of $556.5 million from accounts payable and accrued expenses, as payments for goods and services exceeded purchases by $27.6 million in 2019 compared to purchases of goods and services exceeding payments by $528.9 million in 2018. Additionally, lower operating cash flows reflect a reduction in liabilities for RVGs and deferred revenues of $454.7 million, primarily due to a lower volume of new RVG contracts accounted for as operating leases in 2019 compared to 2018. The lower cash inflows were partially offset by higher cash inflow of $357.3 million from inventories as there were $24.6 million in net inventory reductions in 2019 versus $332.7 million in net purchases in 2018. There was a $226.8 million increase from accounts receivable as sales of goods and services exceeding cash receipts were lower in 2019 compared to 2018. In addition, there was a higher net income of $192.8 million and an increase of $140.3 million from income taxes, primarily due to lower tax payments in 2019 compared to 2018.

Investing activities: Cash used in investing activities increased by $276.7 million to $2.21 billion in 2019 from $1.93 billion in 2018. Higher net cash used in investing activities reflects $450.7 million for marketable debt securities as there were $135.1 million in net purchases of marketable debt securities in 2019 compared to $315.6 million in net proceeds from sales of marketable debt securities in 2018. Payments for property, plant and equipment increased by $116.4 million. This was partially offset by lower net originations from retail loans and finance leases of $251.9 million and fewer acquisitions of equipment on operating leases of $97.9 million.

Financing activities: Cash provided by financing activities was $83.4 million in 2019, $12.3 million higher than the $71.1 million provided in 2018. In 2019, the Company issued $2.50 billion of term debt, repaid term debt of $1.79 billion and increased its outstanding commercial paper and short-term bank loans by $557.1 million. In 2018, the Company issued $2.34 billion of term debt, repaid term debt of $1.76 billion and increased its outstanding commercial paper and short-term bank loans by $625.9 million. This resulted in cash provided by borrowing activities of $1.27 billion in 2019, $60.9 million higher than the cash provided by borrowing activities of $1.21 billion in 2018. The Company paid $1.14 billion in dividends in 2019, $334.3 million higher than the $804.3 million paid in 2018 due primarily to a higher extra dividend paid in January 2019. In addition, the Company repurchased 1.7 million shares of common stock for $110.2 million in 2019 compared to the purchase of 5.8 million shares for $354.4 million in 2018.

Credit Lines and Other:

The Company has line of credit arrangements of $3.58 billion, of which $3.27 billion were unused at December 31, 2019. Included in these arrangements are $3.00 billion of committed bank facilities, of which $1.00 billion expires in June 2020, $1.00 billion expires in June 2023 and $1.00 billion expires in June 2024. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the year ended December 31, 2019.

On July 9, 2018, PACCAR’s Board of Directors approved the repurchase of up to $300.0 million of the Company’s outstanding common stock, and on December 4, 2018, approved a plan to repurchase an additional $500.0 million of common stock upon completion of the prior plan. During the second quarter of 2019, the Company completed the repurchase of $300.0 million of the Company’s common stock under the authorization approved on July 9, 2018. As of December 31, 2019, the Company has repurchased $69.5 million of shares under the December 4, 2018 authorization.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $6.77 billion, and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

Capital investments in 2020 are expected to be $625 to $675 million, and R&D is expected to be $310 to $340 million. The Company is investing for long-term growth in aerodynamic truck models, integrated powertrains including diesel, electric, hybrid and hydrogen fuel cell technologies, advanced driver assistance systems, digital services and next-generation manufacturing and distribution capabilities.

The Company conducts business in certain countries which have been experiencing or may experience significant financial stress, fiscal or political strain and are subject to the corresponding potential for default. The Company routinely monitors its financial exposure to global financial conditions, global counterparties and operating environments. As of December 31, 2019, the Company’s exposures in such countries were insignificant.

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

In November 2018, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2019 was $5.55 billion. In February 2020, PFC issued $300.0 million of medium-term notes under this registration. The registration expires in November 2021 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2019, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.35 billion available for issuance under a €2.50 billion medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2019 and is renewable annually through the filing of a new listing.

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At December 31, 2019, 6.80 billion pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL), registered a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL as of December 31, 2019 was 300.0 million Australian dollars.

The Company believes its cash balances and investments, collections on existing finance receivables, committed bank facilities, and current investment-grade credit ratings of A+/A1 will continue to provide it with sufficient resources and access to capital markets at competitive interest rates and therefore contribute to the Company maintaining its liquidity and financial stability. In the event of a decrease in the Company’s credit ratings or a disruption in the financial markets, the Company may not be able to refinance its maturing debt in the financial markets. In such circumstances, the Company would be exposed to liquidity risk to the degree that the timing of debt maturities differs from the timing of receivable collections from customers. The Company believes its various sources of liquidity, including committed bank facilities, would continue to provide it with sufficient funding resources to service its maturing debt obligations.

Commitments

The following summarizes the Company’s contractual cash commitments at December 31, 2019:

	MATURITY
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Borrowings*	$5,631.3	$4,581.1	$1,030.8		$11,243.2
Purchase obligations	83.8	123.6	.8		208.2
Interest on debt**	156.2	155.5	19.8		331.5
Lease liabilities	15.7	17.9	4.2	$2.5	40.3
Other obligations	38.7	3.3	1.2		43.2
	$5,925.7	$4,881.4	$1,056.8	$2.5	$11,866.4

*	Commercial paper included in borrowings is at par value.
**	Interest on floating-rate debt is based on the applicable market rates at December 31, 2019.

Total cash commitments for borrowings and interest on term debt were $11.57 billion and were related to the Financial Services segment. As described in Note J of the consolidated financial statements, borrowings consist primarily of term notes and commercial paper issued by the Financial Services segment. The Company expects to fund its maturing Financial Services debt obligations principally from funds provided by collections from customers on loans and lease contracts, as well as from the proceeds of commercial paper and medium-term note borrowings. Purchase obligations are the Company’s contractual commitments to acquire future production inventory and capital equipment. Other obligations primarily include commitments to purchase energy.

The Company’s other commitments include the following at December 31, 2019:

	COMMITMENT EXPIRATION
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Loan and lease commitments	$885.8				$885.8
Residual value guarantees	445.9	$730.2	$131.3	$26.7	1,334.1
Letters of credit	9.5	.1	.3	1.4	11.3
	$1,341.2	$730.3	$131.6	$28.1	$2,231.2

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

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities in the years ended December 31, 2019 and 2018 were $1.3 million and $1.2 million, respectively. While the timing and amount of the ultimate costs associated with future environmental cleanup cannot be determined, management expects that these matters will not have a significant effect on the Company's consolidated cash flow, liquidity or financial condition.

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

Operating Leases

Trucks sold pursuant to agreements accounted for as operating leases are disclosed in Note F of the consolidated financial statements. In determining its estimate of the residual value of such vehicles, the Company considers the length of the lease term, the truck model, the expected usage of the truck and anticipated market demand. Operating lease terms generally range from three to five years. The resulting residual values on operating leases generally range between 30% and 70% of the original equipment cost. If the sales price of a truck at the end of the term of the agreement differs from the Company’s estimated residual value, a gain or loss will result.

Future market conditions, changes in government regulations and other factors outside the Company’s control could impact the ultimate sales price of trucks returned under these contracts. Residual values are reviewed regularly and adjusted if market conditions warrant. A decrease in the estimated equipment residual values would increase annual depreciation expense over the remaining lease term.

During 2019 and 2018, market values on equipment returning upon operating lease maturity were generally lower than the residual values on the equipment, resulting in an increase in depreciation expense of $109.0 million and $45.7 million, respectively.

At December 31, 2019, the aggregate residual value of equipment on operating leases in the Financial Services segment and residual value guarantee on trucks accounted for as operating leases in the Truck segment was $2.36 billion. A 10% decrease in used truck values worldwide, if expected to persist over the remaining maturities of the Company’s operating leases, would reduce residual value estimates and result in the Company recording an average of approximately $67 million of additional depreciation per year.

Allowance for Credit Losses

The allowance for credit losses related to the Company’s loans and finance leases is disclosed in Note E of the consolidated financial statements. The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and finance leases, net of unearned interest. The wholesale segment consists of truck inventory financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires periodic reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases obtains guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest, generally over three to five years, and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 30% and 70%. Over the past three years, the Company’s year-end 30+ days past due accounts have ranged between .4% and .7% of loan and lease receivables. Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 2 to 35 basis points of receivables. At December 31, 2019, 30+ days past dues were .7%. If past dues were 100 basis points higher or 1.7% as of December 31, 2019, the Company’s estimate of credit losses would likely have increased by a range of $2 to $32 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

Product Warranty

Product warranty is disclosed in Note I of the consolidated financial statements. The expenses related to product warranty are estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. Management takes actions to minimize warranty costs through quality-improvement programs; however, actual claim costs incurred could materially differ from the estimated amounts and require adjustments to the reserve. Historically those adjustments have not been material. Over the past two years, warranty expense as a percentage of Truck, Parts and Other net sales and revenues has ranged between 1.6% and 1.7%. If the 2019 warranty expense had been .2% higher as a percentage of net sales and revenues in 2019, warranty expense would have increased by approximately $48 million.

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations or tariffs resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs; litigation, including EC settlement-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part 1, Item 1A, “Risk Factors” and Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Fair Value (Losses) Gains	2019	2018
CONSOLIDATED:
Assets
Cash equivalents and marketable debt securities	$(19.5)	$(15.9)
FINANCIAL SERVICES:
Assets
Fixed rate loans	(94.4)	(79.2)
Liabilities
Fixed rate term debt	113.3	95.7
Interest-rate swaps	13.9	16.3
Total	$13.3	$16.9

Currency Risks - The Company enters into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations of foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso (see Note P for additional information concerning these hedges). Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted foreign currency exchange rates would be a loss of $128.0 related to contracts outstanding at December 31, 2019, compared to a loss of $101.2 at December 31, 2018. These amounts would be largely offset by changes in the values of the underlying hedged exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2019	2018	2017
	(millions, except per share data)
TRUCK, PARTS AND OTHER:
Net sales and revenues	$24,119.7	$22,138.6	$18,187.5

Cost of sales and revenues	20,555.6	18,925.0	15,628.9
Research and development	326.6	306.1	264.7
Selling, general and administrative	561.5	524.9	464.0
Interest and other (income), net	(42.0)	(60.8)	(46.4)
	21,401.7	19,695.2	16,311.2
Truck, Parts and Other Income Before Income Taxes	2,718.0	2,443.4	1,876.3

FINANCIAL SERVICES:
Interest and fees	583.0	497.7	431.1
Operating lease, rental and other revenues	897.0	859.4	837.8
Revenues	1,480.0	1,357.1	1,268.9

Interest and other borrowing expenses	230.5	186.9	149.6
Depreciation and other expenses	798.2	728.0	727.5
Selling, general and administrative	137.0	119.8	107.8
Provision for losses on receivables	15.4	16.5	22.3
	1,181.1	1,051.2	1,007.2
Financial Services Income Before Income Taxes	298.9	305.9	261.7

Investment income	82.3	60.9	35.3
Total Income Before Income Taxes	3,099.2	2,810.2	2,173.3
Income taxes	711.3	615.1	498.1
Net Income	$2,387.9	$2,195.1	$1,675.2

Net Income Per Share
Basic	$6.88	$6.25	$4.76
Diluted	$6.87	$6.24	$4.75

Weighted Average Number of Common Shares Outstanding
Basic	346.9	351.0	351.9
Diluted	347.5	351.8	352.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2019	2018	2017
	(millions)
Net income	$2,387.9	$2,195.1	$1,675.2
Other comprehensive income:
Unrealized (losses) gains on derivative contracts
Net (loss) gain arising during the period	(76.1)	121.6	(125.5)
Tax effect	19.1	(30.7)	33.9
Reclassification adjustment	51.7	(121.5)	133.4
Tax effect	(12.0)	31.0	(36.3)
	(17.3)	.4	5.5
Unrealized gains (losses) on marketable debt securities
Net holding gain (loss)	11.6	.2	(1.5)
Tax effect	(2.9)	(.1)	.4
Reclassification adjustment	(.4)	(.2)	(.6)
Tax effect	.1	.1	.2
	8.4		(1.5)
Pension plans
Net (loss) gain arising during the period	(74.8)	(114.0)	37.1
Tax effect	18.0	27.2	(16.7)
Reclassification adjustment	21.9	36.7	26.6
Tax effect	(5.0)	(8.7)	(8.5)
	(39.9)	(58.8)	38.5
Foreign currency translation gain (loss)	47.2	(213.3)	292.0
Net other comprehensive (loss) income	(1.6)	(271.7)	334.5
Comprehensive Income	$2,386.3	$1,923.4	$2,009.7

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2019	2018
	(millions)
ASSETS
TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$4,007.3	$3,279.2
Trade and other receivables, net	1,306.1	1,314.4
Marketable debt securities	1,162.1	1,020.4
Inventories, net	1,153.2	1,184.7
Other current assets	388.0	364.7
Total Truck, Parts and Other Current Assets	8,016.7	7,163.4

Equipment on operating leases, net	545.5	786.6
Property, plant and equipment, net	2,883.8	2,480.9
Other noncurrent assets, net	843.7	651.9
Total Truck, Parts and Other Assets	12,289.7	11,082.8

FINANCIAL SERVICES:
Cash and cash equivalents	167.8	156.7
Finance and other receivables, net	12,086.0	10,840.8
Equipment on operating leases, net	3,102.6	2,855.0
Other assets	715.0	547.1
Total Financial Services Assets	16,071.4	14,399.6
	$28,361.1	$25,482.4

CONSOLIDATED BALANCE SHEETS

December 31,	2019	2018
	(millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$3,194.2	$3,027.7
Dividend payable	796.5	695.1
Total Truck, Parts and Other Current Liabilities	3,990.7	3,722.8
Residual value guarantees and deferred revenues	587.3	842.4
Other liabilities	1,435.1	1,145.7
Total Truck, Parts and Other Liabilities	6,013.1	5,710.9

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	629.0	523.2
Commercial paper and bank loans	4,110.2	3,540.8
Term notes	7,112.5	6,409.7
Deferred taxes and other liabilities	790.2	704.9
Total Financial Services Liabilities	12,641.9	11,178.6

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares; issued 346.3 million and 346.6 million shares	346.3	346.6
Additional paid-in capital	61.4	69.4
Retained earnings	10,398.5	9,275.4
Accumulated other comprehensive loss	(1,100.1)	(1,098.5)
Total Stockholders’ Equity	9,706.1	8,592.9
	$28,361.1	$25,482.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2019	2018	2017
	(millions)
OPERATING ACTIVITIES:
Net Income	$2,387.9	$2,195.1	$1,675.2
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	322.2	337.6	321.4
Equipment on operating leases and other	755.1	716.5	786.1
Provision for losses on financial services receivables	15.4	16.5	22.3
Deferred taxes	70.8	17.5	(173.9)
Other, net	26.6	35.1	43.6
Pension contributions	(35.7)	(88.9)	(70.6)
Change in operating assets and liabilities:
(Increase) decrease in assets other than cash and cash equivalents:
Receivables:
Trade and other receivables	(72.3)	(299.1)	(193.7)
Wholesale receivables on new trucks	(520.2)	(512.3)	(272.0)
Inventories	24.6	(332.7)	(149.9)
Other assets, net	(365.4)	(187.0)	189.8
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(27.6)	528.9	333.6
Residual value guarantees and deferred revenues	(179.7)	275.0	166.3
Other liabilities, net	458.6	290.1	37.6
Net Cash Provided by Operating Activities	2,860.3	2,992.3	2,715.8

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(4,081.8)	(3,858.9)	(3,116.8)
Collections on retail loans and finance leases	3,388.8	2,914.0	2,713.7
Net (increase) decrease in wholesale receivables on used equipment	(47.7)	(.9)	5.2
Purchases of marketable debt securities	(850.6)	(615.9)	(970.3)
Proceeds from sales and maturities of marketable debt securities	715.5	931.5	779.5
Payments for property, plant and equipment	(574.0)	(457.6)	(423.4)
Acquisitions of equipment for operating leases	(1,396.8)	(1,494.7)	(1,423.2)
Proceeds from asset disposals	638.1	653.7	470.7
Other, net	1.1	(1.9)
Net Cash Used in Investing Activities	(2,207.4)	(1,930.7)	(1,964.6)

FINANCING ACTIVITIES:
Payments of cash dividends	(1,138.6)	(804.3)	(558.3)
Purchases of treasury stock	(110.2)	(354.4)
Proceeds from stock compensation transactions	60.8	19.3	39.3
Net increase in commercial paper and short-term bank loans and other	557.1	625.9	352.1
Proceeds from term debt	2,504.3	2,339.9	1,670.2
Payments on term debt	(1,790.0)	(1,755.3)	(1,897.1)
Net Cash Provided by (Used in) Financing Activities	83.4	71.1	(393.8)
Effect of exchange rate changes on cash	2.9	(61.5)	91.6
Net Increase in Cash and Cash Equivalents	739.2	1,071.2	449.0
Cash and cash equivalents at beginning of year	3,435.9	2,364.7	1,915.7
Cash and cash equivalents at end of year	$4,175.1	$3,435.9	$2,364.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 31,	2019	2018	2017
	(millions, except per share data)
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of year	$346.6	$351.8	$350.7
Treasury stock retirement	(1.7)	(5.8)
Stock compensation	1.4	.6	1.1
Balance at end of year	346.3	346.6	351.8

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	69.4	123.2	70.1
Treasury stock retirement	(85.7)	(88.3)
Stock compensation and tax benefit	77.7	34.5	53.1
Balance at end of year	61.4	69.4	123.2

TREASURY STOCK, AT COST:
Balance at beginning of year
Purchases, shares: 2019 – 1.68; 2018 - 5.85; 2017 - nil	(110.2)	(354.4)
Retirements	110.2	354.4
Balance at end of year

RETAINED EARNINGS:
Balance at beginning of year	9,275.4	8,369.1	7,484.9
Net income	2,387.9	2,195.1	1,675.2
Cash dividends declared on common stock, per share: 2019 - $3.58; 2018 - $3.09; 2017 - $2.19	(1,242.0)	(1,078.8)	(771.1)
Treasury stock retirement	(22.8)	(260.3)
Cumulative effect of change in accounting principles		50.3	(19.9)
Balance at end of year	10,398.5	9,275.4	8,369.1

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of year	(1,098.5)	(793.6)	(1,128.1)
Other comprehensive (loss) income	(1.6)	(271.7)	334.5
Reclassifications to retained earnings in accordance with ASU 2018-02		(33.2)
Balance at end of year	(1,100.1)	(1,098.5)	(793.6)
Total Stockholders’ Equity	$9,706.1	$8,592.9	$8,050.5

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

A.	SIGNIFICANT ACCOUNTING POLICIES

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

Truck sales with RVGs that allow customers the option to return their truck are accounted for as a sale when the customer does not have an economic incentive to return the truck to the Company, or as an operating lease when the customer does have an economic incentive to return the truck. The estimate of customers’ economic incentive to return the trucks is based on an analysis of historical guaranteed buyback value and estimated market value. When truck sales with RVGs are accounted for as a sale, revenue is recognized when the truck is transferred to the customer less an amount for expected returns. Expected return rates are estimated by using a historical weighted average return rate over a five-year period. The estimated value of the truck assets to be returned and the related return liabilities at December 31, 2019 were $473.0 and $503.4, respectively, compared to $319.8 and $329.3 at December 31, 2018, respectively. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $894.5 at December 31, 2019.

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note I, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Total operating lease income from truck sales with RVGs for the years ended December 31, 2019 and 2018 was $159.7 and $152.6, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

Aftermarket parts sales allow for returns which are estimated at the time of sale based on historical data. At December 31, 2019, the estimated value of the returned goods asset and the related return liability were $56.3 and $126.3, respectively, compared to $49.0 and $104.5 at December 31, 2018, respectively.    Parts dealer services and other revenues are recognized as services are performed.

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

Operating lease rental revenue is recognized on a straight-line basis over the term of the lease. Customer contracts may include additional services such as excess mileage, repair and maintenance and other services on which revenue is recognized when earned. The Company’s full-service lease arrangements bundle these additional services. Rents for full-service lease contracts are allocated between lease and non-lease components based on the relative stand-alone price of each component. Taxes, such as sales and use and value added, which are collected by the Company from a customer, are excluded from the measurement of lease income and expenses. Rental revenues for the years ended December 31, 2019, 2018 and 2017 were $798.2, $797.1 and $760.9, respectively. Depreciation and related leased unit operating expenses were $721.6, $686.9 and $665.7 for the years ended December 31, 2019, 2018 and 2017, respectively.

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2019 or December 31, 2018. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

December 31, 2019, 2018 and 2017 (currencies in millions)

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

Receivables:

Trade and Other Receivables: The Company’s trade and other receivables are recorded at cost, net of allowances. At December 31, 2019 and 2018, respectively, trade and other receivables included trade receivables from dealers and customers of $1,055.0 and $1,103.6 and other receivables of $251.1 and $210.8 relating primarily to value added tax receivables and supplier allowances and rebates.

Finance and Other Receivables:

Loans – Loans represent fixed or floating-rate loans to customers collateralized by the vehicles purchased and are recorded at amortized cost.

Finance leases – Finance leases are sales-type finance leases, which lease equipment to retail customers and dealers. These leases are reported as the sum of minimum lease payments receivable and estimated residual value of the property subject to the contracts, reduced by unearned interest.

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

Allowance for Credit Losses:

Truck, Parts and Other: The Company historically has not experienced significant losses or past due amounts on trade and other receivables in its Truck, Parts and Other businesses. Accounts are considered past due once the unpaid balance is over 30 days outstanding based on contractual payment terms. Accounts are charged-off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible. The allowance for credit losses for Truck, Parts and Other was $1.0 for the years ended December 31, 2019 and 2018. Net charge-offs were $.3, $.1 and $.1 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

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

On average, modifications extended contractual terms by approximately five months in 2019 and six months in 2018 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2019 and 2018.

The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and sales-type finance leases, net of unearned interest. The wholesale segment consists of truck inventory financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires periodic reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and in many cases, obtains guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest, generally over three to five years, and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

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

Equipment on Operating Leases: The Company’s Financial Services segment leases equipment under operating leases to its customers. In addition, in the Truck segment, equipment sold to customers in Europe subject to an RVG by the Company may be accounted for as an operating lease. Equipment is recorded at cost and is depreciated on the straight-line basis to the lower of the estimated residual value or guarantee value. Lease and guarantee periods generally range from three to five years. Estimated useful lives of the equipment range from three to ten years. The Company reviews residual values of equipment on operating leases periodically to determine that recorded amounts are appropriate.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method based on the estimated useful lives of the various classes of assets. Certain production tooling is amortized on a unit of production basis.

Long-lived Assets and Goodwill: The Company evaluates the carrying value of property, plant and equipment when events and circumstances warrant a review. Goodwill is tested for impairment at least on an annual basis. There were no significant impairment charges for the three years ended December 31, 2019. Goodwill was $109.1 and $112.0 at December 31, 2019 and 2018, respectively. The decrease in value was mostly due to currency translation.

Product Support Liabilities: Product support liabilities include estimated future payments related to product warranties and deferred revenues on optional extended warranties and R&M contracts. The Company generally offers one year warranties covering most of its vehicles and related aftermarket parts. For vehicles equipped with engines manufactured by PACCAR, the Company generally offers two year warranties on the engine. Specific terms and conditions vary depending on the product and the country of sale. Optional extended warranty and R&M contracts can be purchased for periods which generally range up to five years. Warranty expenses and reserves are estimated and recorded at the time products or contracts are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of any recoveries. The Company periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience. Revenue from extended warranty and R&M contracts is deferred and recognized to income generally on a straight-line basis over the contract period. Warranty and R&M costs on these contracts are recognized as incurred.

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $56.3 at December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

The Company uses regression analysis to assess effectiveness of interest-rate contracts and net investment hedges at inception and uses quantitative analysis to assess subsequent effectiveness on a quarterly basis. For foreign-exchange contracts, the Company performs quarterly assessments to ensure that critical terms continue to match. All components of the derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge. Cash flows from derivative instruments are included in operating activities in the Consolidated Statements of Cash Flows.

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

Reclassifications: Due to the adoption of the new lease accounting standard, the Company reclassified certain prior period balances to conform to the 2019 presentation. Operating cash flows from sales-type finance leases and dealer direct loans on new trucks for the years ended December 31, 2018 and 2017 were reclassified to Other assets, net (increase of $30.1 million for 2018 and $58.4 million for 2017) and Trade and other receivables (decrease of $57.1 million for 2018 and increase of $13.5 million for 2017), respectively, within cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company changed its presentation of Finance leases as of December 31, 2018 in Note E from gross to net of unearned interest for comparability with the current period. As of December 31, 2018, unearned interest on finance leases was $387.5 million.

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

The new standard requires lessors within the scope of ASC 942, Financial Services – Depository and Lending, to classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows. The Company continues to present cash receipts from direct finance leases as an investing cash inflow and reclassified cash flows from sales-type leases from operating to investing activities. For the year ended December 31, 2019, total cash originations and cash receipts from sales-type leases were $224.3 million and $197.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

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

Other New Accounting Pronouncements:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-13. The amendment introduces new guidance for credit losses on financial assets measured at amortized cost, including finance receivables, trade receivables and available-for-sale debt securities.  Under this new model, expected credit losses will be based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability, replacing the current incurred loss model. This ASU also updates the methodology for recording credit losses on available-for-sale debt securities from the write-down for other-than-temporary impairment to the allowance approach. The ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted. This amendment should be applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. Upon adoption on January 1, 2020, the allowance for credit losses on finance receivable portfolio will increase by $6.2 million, and the increase in allowance for losses on trade receivables and available-for-sale debt securities will be immaterial. The cumulative effect adjustment will decrease Retained earnings by $4.6 million, net of tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

In addition to adopting the ASUs disclosed above, the Company adopted the following standard on its effective date of January 1, 2019, which had no material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION
2018-07	Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share‑Based Payment Accounting.

The FASB also issued the following standards, which are not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2018-13 *	Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.	January 1, 2020
2018-14 *	Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.	January 1, 2021
2018-15 *	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.	January 1, 2020
2019-12 **	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.	January 1, 2021

*	The Company will adopt on the effective date.
**	The Company will early adopt in 2020.

B.SALES AND REVENUES

The following table disaggregates Truck, Parts and Other revenues by major sources:

Year Ended December 31,	2019	2018
Truck
Truck sales	$19,225.2	$17,447.8
Revenues from extended warranties, operating leases and other	764.3	739.2
	19,989.5	18,187.0
Parts
Parts sales	3,912.1	3,731.9
Revenues from dealer services and other	112.8	107.0
	4,024.9	3,838.9
Winch sales and other	105.3	112.7
Truck, Parts and Other sales and revenues	$24,119.7	$22,138.6

The following table summarizes Financial Services lease revenues by lease type:

Year Ended December 31,	2019
Finance lease revenues	$199.7
Operating lease revenues	798.2
Total lease revenues	$997.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

C.	INVESTMENTS IN MARKETABLE DEBT SECURITIES

Marketable debt securities consisted of the following at December 31:

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2019	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$318.1	$2.2	$.1	$320.2
U.S. corporate securities	163.8	1.9		165.7
U.S. government and agency securities	128.4	.9		129.3
Non-U.S. corporate securities	347.7	2.3	.2	349.8
Non-U.S. government securities	72.3	.2	.1	72.4
Other debt securities	123.7	1.1	.1	124.7
	$1,154.0	$8.6	$.5	$1,162.1

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2018	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$326.0	$.3	$1.2	$325.1
U.S. corporate securities	147.6	.2	.4	147.4
U.S. government and agency securities	98.9	.2	.4	98.7
Non-U.S. corporate securities	272.5	.4	1.6	271.3
Non-U.S. government securities	55.9	.1	.1	55.9
Other debt securities	122.6	.2	.8	122.0
	$1,023.5	$1.4	$4.5	$1,020.4

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $1.3, $1.1 and $1.4, and gross realized losses were $.4, $.8 and $.5 for the years ended December 31, 2019, 2018 and 2017, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

At December 31,	2019		2018
	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER
Fair value	$177.0	$31.4	$252.8	$397.9
Unrealized losses	.4	.1	.8	3.7

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

Contractual maturities on marketable debt securities at December 31, 2019 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$291.6	$292.1
One to five years	806.4	813.9
Six to ten years	24.0	24.1
More than ten years	32.0	32.0
	$1,154.0	$1,162.1

Marketable debt securities included $49.7 and $7.4 of variable rate demand obligations (VRDOs) at December 31, 2019 and 2018, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically. Actual maturities of VRDOs may differ from contractual maturities because these securities may be sold when interest rates are reset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

D.	INVENTORIES

Inventories include the following:

At December 31,	2019	2018
Finished products	$584.6	$563.2
Work in process and raw materials	754.9	803.3
	1,339.5	1,366.5
Less LIFO reserve	(186.3)	(181.8)
	$1,153.2	$1,184.7

Inventories valued using the LIFO method comprised 46% and 47% of consolidated inventories before deducting the LIFO reserve at December 31, 2019 and 2018, respectively.

E.	FINANCE AND OTHER RECEIVABLES

Finance and other receivables include the following:

At December 31,	2019	2018
Loans	$5,241.7	$4,630.5
Finance leases	3,906.7	3,807.2
Dealer wholesale financing	2,907.4	2,342.3
Operating lease receivables and other	142.6	174.6
	$12,198.4	$10,954.6
Less allowance for losses:
Loans and leases	(104.4)	(103.8)
Dealer wholesale financing	(4.3)	(6.8)
Operating lease receivables and other	(3.7)	(3.2)
	$12,086.0	$10,840.8

The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

Annual minimum payments due on loans are as follows:

Beginning January 1, 2020	LOANS
2020	$1,633.6
2021	1,323.6
2022	1,043.9
2023	759.9
2024	377.3
Thereafter	103.4
$5,241.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

Annual minimum payments due on finance lease receivables and a reconciliation of the undiscounted cash flows to the net investment in finance leases are as follows:

FINANCE
Beginning January 1, 2020	LEASES
2020	$1,360.6
2021	1,032.1
2022	757.3
2023	506.6
2024	246.5
Thereafter	100.0
4,003.1
Unguaranteed residual values	316.3
Unearned interest on finance leases	(412.7)
Net investment in finance leases	$3,906.7

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

Allowance for Credit Losses: The allowance for credit losses is summarized as follows:

	2019
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$6.8	$10.0	$93.8	$3.2	$113.8
Provision for losses	(1.6)	(1.0)	14.2	3.8	15.4
Charge-offs	(.6)		(24.2)	(3.6)	(28.4)
Recoveries			10.7	.3	11.0
Currency translation and other	(.3)	.2	.7		.6
Balance at December 31	$4.3	$9.2	$95.2	$3.7	$112.4

	2018
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$6.0	$9.4	$92.5	$9.3	$117.2
Provision for losses	1.0	.7	13.6	1.2	16.5
Charge-offs			(20.0)	(7.5)	(27.5)
Recoveries			9.9	.4	10.3
Currency translation and other	(.2)	(.1)	(2.2)	(.2)	(2.7)
Balance at December 31	$6.8	$10.0	$93.8	$3.2	$113.8

*	Operating lease and other trade receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

	2017
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$5.5	$9.6	$87.5	$8.6	$111.2
Provision for losses		(.3)	21.1	1.5	22.3
Charge-offs			(24.8)	(1.9)	(26.7)
Recoveries			5.0	.3	5.3
Currency translation and other	.5	.1	3.7	.8	5.1
Balance at December 31	$6.0	$9.4	$92.5	$9.3	$117.2

*	Operating lease and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	DEALER		CUSTOMER
At December 31, 2019	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually		$2.3	$47.6	$49.9
Allowance for impaired finance receivables determined individually			6.5	6.5
Recorded investment for finance receivables evaluated collectively	$2,907.4	1,643.3	7,455.2	12,005.9
Allowance for finance receivables determined collectively	4.3	9.2	88.7	102.2

	DEALER		CUSTOMER
At December 31, 2018	WHOLESALE	RETAIL	RETAIL	TOTAL
Recorded investment for impaired finance receivables evaluated individually	$.1	$2.5	$36.7	$39.3
Allowance for impaired finance receivables determined individually	.1		5.8	5.9
Recorded investment for finance receivables evaluated collectively	2,342.2	1,462.1	6,936.4	10,740.7
Allowance for finance receivables determined collectively	6.7	10.0	88.0	104.7

The recorded investment for finance receivables that are on non-accrual status is as follows:

At December 31,	2019	2018
Dealer:
Wholesale		$.1
Retail	$2.3
Customer retail:
Fleet	40.2	27.5
Owner/operator	7.2	7.9
	$49.7	$35.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

Impaired Loans: Impaired loans are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The recorded investment of impaired loans as of December 31, 2019 and 2018 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
At December 31, 2019	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve			$10.9	$3.1	$14.0
Associated allowance			(2.1)	(.6)	(2.7)
			8.8	2.5	11.3
Impaired loans with no specific reserve		$2.3	6.7	.4	9.4
Net carrying amount of impaired loans		$2.3	$15.5	$2.9	$20.7
Average recorded investment	$4.9	$2.4	$16.6	$3.4	$27.3

	DEALER		CUSTOMER RETAIL
At December 31, 2018	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve	$.1		$14.5	$3.4	$18.0
Associated allowance	(.1)		(2.3)	(1.0)	(3.4)
			12.2	2.4	14.6
Impaired loans with no specific reserve		$2.5	4.9	.3	7.7
Net carrying amount of impaired loans		$2.5	$17.1	$2.7	$22.3
Average recorded investment	$.1	$3.2	$29.3	$2.8	$35.4

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

Year Ended December 31,	2019	2018	2017
Dealer:
Retail	$.2
Customer retail:
Fleet	1.3	$2.0	$1.6
Owner/operator	.2	.2	.1
	$1.7	$2.2	$1.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

	DEALER		CUSTOMER RETAIL
At December 31, 2019	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$2,897.3	$1,643.3	$6,251.0	$1,138.0	$11,929.6
Watch	10.1		56.4	9.8	76.3
At-risk		2.3	40.3	7.3	49.9
	$2,907.4	$1,645.6	$6,347.7	$1,155.1	$12,055.8

	DEALER		CUSTOMER RETAIL
At December 31, 2018	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Performing	$2,329.5	$1,462.1	$5,759.0	$1,099.3	$10,649.9
Watch	12.6		70.0	8.2	90.8
At-risk	.2	2.5	28.5	8.1	39.3
	$2,342.3	$1,464.6	$5,857.5	$1,115.6	$10,780.0

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
At December 31, 2019	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$2,907.4	$1,645.6	$6,297.1	$1,140.7	$11,990.8
31 – 60 days past due			23.0	8.7	31.7
Greater than 60 days past due			27.6	5.7	33.3
	$2,907.4	$1,645.6	$6,347.7	$1,155.1	$12,055.8

	DEALER		CUSTOMER RETAIL
At December 31, 2018	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$2,342.1	$1,464.6	$5,835.6	$1,103.1	$10,745.4
31 – 60 days past due	.1		11.2	6.7	18.0
Greater than 60 days past due	.1		10.7	5.8	16.6
	$2,342.3	$1,464.6	$5,857.5	$1,115.6	$10,780.0

Troubled Debt Restructurings: The balance of TDRs was $14.1 and $20.1 at December 31, 2019 and 2018, respectively. At modification date, the pre-modification and post-modification recorded investment balances for finance receivables modified during the period by portfolio class were as follows:

	2019		2018
	RECORDED INVESTMENT		RECORDED INVESTMENT
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$2.2	$2.2	$12.1	$12.1
Owner/operator	.3	.3	1.0	1.0
	$2.5	$2.5	$13.1	$13.1

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2019 and 2018.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the years ended December 31, 2019 and 2018 were nil.

There were no finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off for the years ended December 31, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

Repossessions: When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at December 31, 2019 and 2018 was $25.6 and $10.8, respectively. Proceeds from the sales of repossessed assets were $62.4, $75.8 and $58.3 for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included in Proceeds from asset disposals in the Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Income.

F.	EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases for Truck, Parts and Other and for the Financial Services segment is presented below.

	TRUCK, PARTS AND OTHER		FINANCIAL SERVICES
At December 31,	2019	2018	2019	2018
Equipment on operating leases	$706.3	$948.1	$4,350.0	$4,098.3
Less allowance for depreciation	(160.8)	(161.5)	(1,247.4)	(1,243.3)
	$545.5	$786.6	$3,102.6	$2,855.0

Annual minimum lease payments due on Financial Services operating leases beginning January 1, 2020 are $646.8, $472.9, $281.1, $126.5, $40.8 and $6.9 thereafter.

When the equipment is sold subject to an RVG, the full sales price is received from the customer. A liability is established for the residual value obligation with the remainder of the proceeds recorded as deferred lease revenue. These amounts are summarized below:

	TRUCK, PARTS AND OTHER
At December 31,	2019	2018
Residual value guarantees	$439.6	$591.1
Deferred lease revenues	147.7	251.3
	$587.3	$842.4

The deferred lease revenue is amortized on a straight-line basis over the RVG contract period. At December 31, 2019, the annual amortization of deferred revenues beginning January 1, 2020 is $78.6, $41.7, $17.6, $8.9, $.8 and $.1 thereafter. Annual maturities of the RVGs beginning January 1, 2020 are $187.3, $150.8, $55.9, $31.2, $8.3 and $6.1 thereafter.

G.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment include the following:

At December 31,	USEFUL LIVES	2019	2018
Land		$271.8	$265.4
Buildings and improvements	10 - 40 years	1,382.2	1,329.0
Machinery, equipment and production tooling	3 - 12 years	3,998.2	3,884.5
Construction in progress		741.7	308.8
		6,393.9	5,787.7
Less allowance for depreciation		(3,510.1)	(3,306.8)
		$2,883.8	$2,480.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

H.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

Accounts payable, accrued expenses and other include the following:

At December 31,	2019	2018
Truck, Parts and Other:
Accounts payable	$1,115.7	$1,304.9
Product support liabilities	508.1	446.7
Accrued expenses	693.4	626.5
Accrued capital expenditures	270.3	98.8
Salaries and wages	271.8	267.7
Other	334.9	283.1
	$3,194.2	$3,027.7

I.	PRODUCT SUPPORT LIABILITIES

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2019	2018	2017
Balance at January 1	$380.2	$298.8	$282.1
Cost accruals	386.3	331.9	242.1
Payments	(343.7)	(271.8)	(236.8)
Change in estimates for pre-existing warranties	19.8	25.6	(2.0)
Currency translation and other	(2.6)	(4.3)	13.4
Balance at December 31	$440.0	$380.2	$298.8

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2019	2018	2017
Balance at January 1	$699.9	$653.9	$573.5
Deferred revenues	499.1	448.2	371.8
Revenues recognized	(396.4)	(385.0)	(328.2)
Currency translation	(1.2)	(17.2)	36.8
Balance at December 31	$801.4	$699.9	$653.9

The Company expects to recognize approximately $252.0 of the remaining deferred revenues on extended warranties and R&M contracts in 2020, $237.6 in 2021, $160.1 in 2022, $107.0 in 2023, $34.2 in 2024 and $10.5 thereafter.

Product support liabilities are included in the accompanying Consolidated Balance Sheets as follows:

	WARRANTY RESERVES		DEFERRED REVENUES
At December 31,	2019	2018	2019	2018
Truck, Parts and Other:
Accounts payable, accrued expenses and other	$270.6	$233.0	$237.5	$213.7
Other liabilities	169.4	147.2	547.6	468.8
Financial Services:
Deferred taxes and other liabilities			16.3	17.4
	$440.0	$380.2	$801.4	$699.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

J.	BORROWINGS AND CREDIT ARRANGEMENTS

Financial Services borrowings include the following:

At December 31,	2019		2018
	EFFECTIVE		EFFECTIVE
	RATE	BORROWINGS	RATE	BORROWINGS
Commercial paper	1.5%	$3,797.2	1.9%	$3,256.8
Bank loans	7.1%	313.0	7.2%	284.0
		4,110.2		3,540.8
Term notes	1.9%	7,112.5	1.8%	6,409.7
	1.9%	$11,222.7	2.0%	$9,950.5

Commercial paper and term notes borrowings were $10,909.7 and $9,666.5 at December 31, 2019 and 2018, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(20.5) and $(19.3) at December 31, 2019 and 2018, respectively. The effective rate is the weighted average rate as of December 31, 2019 and 2018 and includes the effects of interest-rate contracts.

The annual maturities of the Financial Services borrowings are as follows:

	COMMERCIAL	BANK	TERM
Beginning January 1, 2020	PAPER	LOANS	NOTES	TOTAL
2020	$3,800.5	$114.1	$1,716.7	$5,631.3
2021		107.1	2,216.0	2,323.1
2022		66.3	2,191.7	2,258.0
2023		20.2	705.3	725.5
2024		5.3	300.0	305.3
	$3,800.5	$313.0	$7,129.7	$11,243.2

Interest paid on borrowings was $203.8, $166.5 and $127.4 in 2019, 2018 and 2017, respectively.

The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets, and to a lesser extent, bank loans. The medium-term notes are issued by PACCAR Financial Corp. (PFC), PACCAR Financial Europe, PACCAR Financial Mexico and PACCAR Financial Pty. Ltd. (PFPL).

In November 2018, the Company’s U.S. finance subsidiary, PFC, filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2019 was $5,550.0. In February 2020, PFC issued $300.0 of medium-term notes under this registration. The registration expires in November 2021 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2019, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1,350.0 available for issuance under a €2,500.0 medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2019 and is renewable annually through the filing of a new listing.

In April 2016, PACCAR Financial Mexico registered a 10,000.0 pesos medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5,000.0 pesos. At December 31, 2019, 6,800.0 pesos remained available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL), registered a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL as of December 31, 2019 was 300.0 Australian dollars.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

The Company has line of credit arrangements of $3,579.7, of which $3,266.7 were unused at December 31, 2019. Included in these arrangements are $3,000.0 of committed bank facilities, of which $1,000.0 expires in June 2020, $1,000.0 expires in June 2023 and $1,000.0 expires in June 2024. The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the year ended December 31, 2019.
K.	LEASES

The Company leases certain facilities and equipment. The Company determines whether an arrangement is or contains a lease at inception. The Company accounts for lease and non-lease components separately. The consideration in the contract is allocated to each separate lease and non-lease component of the contract generally based on the relative stand-alone price of the components. The lease component is accounted for in accordance with the lease standard and the non-lease component is accounted for in accordance with other standards. The Company uses its incremental borrowing rate in determining the present value of lease payments unless the rate implicit in the lease is available. The lease term may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Leases that have a term of 12 months or less at the commencement date (“short-term leases”) are not included in the right-of-use assets and the lease liabilities. Lease expense for the short-term leases are recognized on a straight-line basis over the lease term.

The components of lease expense were as follows:

Year Ended December 31,	2019
Finance lease cost
Amortization of right-of-use assets	$.9
Interest on lease liabilities	.1
Operating lease cost	16.9
Short-term lease cost	.7
Variable lease cost	1.8
Total lease cost	$20.4

For the years ended December 31, 2019, 2018 and 2017, total rental expenses for all leases amounted to $20.4, $35.7 and $30.1, respectively.

Balance sheet information related to leases was as follows:

At December 31, 2019	OPERATING LEASES	FINANCE LEASES
TRUCK, PARTS AND OTHER:
Other noncurrent assets	$31.7	$1.1
FINANCIAL SERVICES:
Other assets	5.2
Total right-of-use assets	$36.9	$1.1

TRUCK, PARTS AND OTHER:
Accounts payable, accrued expenses and other	$13.0	$.7
Other liabilities	19.5	.5
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	1.5
Deferred taxes and other liabilities	3.7
Total lease liabilities	$37.7	$1.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

The weighted-average remaining lease term and discount rate are as follows:

At December 31, 2019	OPERATING LEASES	FINANCE LEASES
Weighted-average remaining lease term	3.8 years	2.2 years
Weighted-average discount rate	1.9%	4.0%

Maturities of lease liabilities are as follows:

Beginning January 1, 2020	OPERATING LEASES	FINANCE LEASES
2020	$14.9	$.8
2021	10.3	.3
2022	7.2	.1
2023	3.0	.1
2024	1.1
Thereafter	2.5
Total lease payments	39.0	1.3
Less: interest	(1.3)	(.1)
Total lease liabilities	$37.7	$1.2

Cash flow information related to leases was as follows:

Year Ended December 31,	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$17.0
Operating cash flows from finance leases	.2
Financing cash flows from finance leases	1.0

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	8.9
Finance leases	.7

L.	COMMITMENTS AND CONTINGENCIES

At December 31, 2019, PACCAR had standby letters of credit and surety bonds totaling $47.8, from third-party financial institutions, in the normal course of business, which guarantee various insurance, financing and other activities. At December 31, 2019, PACCAR’s financial services companies, in the normal course of business, had outstanding commitments to fund new loan and lease transactions amounting to $885.8. The commitments generally expire in 90 days. The Company had other commitments, primarily to purchase production inventory, equipment and energy amounting to $119.8, $63.9, $60.6, $.8 and nil for 2020, 2021, 2022, 2023 and 2024 and beyond, respectively.

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities for the years ended December 31, 2019, 2018 and 2017 were $1.3, $1.2 and $1.9, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

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

Severance Costs: The Company incurred severance expense in 2019, 2018 and 2017 of $5.8, $.7 and $.8, respectively.

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

The Company funds its pensions in accordance with applicable employee benefit and tax laws. The Company contributed $35.7 to its pension plans in 2019 and $88.9 in 2018. The Company expects to contribute in the range of $80.0 to $120.0 to its pension plans in 2020, of which $21.4 is estimated to satisfy minimum funding requirements. Annual benefits expected to be paid beginning January 1, 2020 are $133.2, $103.0, $109.1, $113.6, $120.5 and a total of $683.5 for the five years thereafter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

The following information details the allocation of plan assets by investment type. See Note Q for definitions of fair value levels.

		FAIR VALUE HIERARCHY
At December 31, 2019	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$860.1	$860.1
Global equities					973.1	973.1
Total equities	50 - 70%				1,833.2	1,833.2

Fixed income:
U.S. fixed income		$214.0	$260.3	$474.3	$488.3	$962.6
Non-U.S. fixed income			28.1	28.1	322.0	350.1
Total fixed income	30 - 50%	214.0	288.4	502.4	810.3	1,312.7
Cash and other		10.6	68.2	78.8	1.7	80.5
Total plan assets		$224.6	$356.6	$581.2	$2,645.2	$3,226.4

		FAIR VALUE HIERARCHY
At December 31, 2018	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$680.2	$680.2
Global equities					772.6	772.6
Total equities	50 - 70%				1,452.8	1,452.8

Fixed income:
U.S. fixed income		$223.2	$223.4	$446.6	$419.6	$866.2
Non-U.S. fixed income			21.6	21.6	279.0	300.6
Total fixed income	30 - 50%	223.2	245.0	468.2	698.6	1,166.8
Cash and other		9.0	69.0	78.0	1.6	79.6
Total plan assets		$232.2	$314.0	$546.2	$2,153.0	$2,699.2

The following weighted average assumptions relate to all pension plans of the Company:

At December 31,	2019	2018
Discount rate	2.9%	3.9%
Rate of increase in future compensation levels	3.8%	3.8%
Assumed long-term rate of return on plan assets	6.3%	6.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

The components of the change in projected benefit obligation and change in plan assets are as follows:

At December 31,	2019	2018
Change in projected benefit obligation:
Benefit obligation at January 1	$2,655.4	$2,820.7
Service cost	102.0	108.3
Interest cost	95.6	85.8
Benefits paid	(127.0)	(87.6)
Actuarial loss (gain)	478.0	(232.6)
Currency translation and other	30.0	(39.6)
Participant contributions	.4	.4
Projected benefit obligation at December 31	$3,234.4	$2,655.4

Change in plan assets:
Fair value of plan assets at January 1	$2,699.2	$2,919.6
Employer contributions	35.7	88.9
Actual return on plan assets	588.1	(177.5)
Benefits paid	(127.0)	(87.6)
Currency translation and other	30.0	(44.6)
Participant contributions	.4	.4
Fair value of plan assets at December 31	$3,226.4	$2,699.2
Funded status at December 31	$(8.0)	$43.8

At December 31,	2019	2018
Amounts recorded on Balance Sheet:
Other noncurrent assets	$146.5	$174.7
Accounts payable, accrued expenses and other	39.9	4.9
Other liabilities	114.6	126.0
Accumulated other comprehensive loss:
Actuarial loss	512.5	471.5
Prior service cost	5.1	6.2
Net initial transition amount	.1	.1

Of the December 31, 2019 amounts in accumulated other comprehensive loss, $41.7 of unrecognized actuarial loss and $1.5 of unrecognized prior service cost are expected to be amortized into net pension expense in 2020.

The accumulated benefit obligation for all pension plans of the Company was $2,806.3 and $2,356.2 at December 31, 2019 and 2018, respectively.

Information for all plans with an accumulated benefit obligation in excess of plan assets is as follows:

At December 31,	2019	2018
Projected benefit obligation	$170.6	$138.3
Accumulated benefit obligation	150.1	124.0
Fair value of plan assets	23.4	22.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

The components of pension expense are as follows:

Year Ended December 31,	2019	2018	2017
Service cost	$102.0	$108.3	$92.9
Interest on projected benefit obligation	95.6	85.8	81.1
Expected return on assets	(176.6)	(177.2)	(159.7)
Amortization of prior service costs	1.4	1.4	1.2
Recognized actuarial loss	20.5	35.3	25.4
Net pension expense	$42.9	$53.6	$40.9

The components of net pension expense other than service cost are included in Interest and other (income), net on the Consolidated Statements of Income.

Multi-employer Plans: The Company participates in multi-employer plans in the U.S. and Europe. These are typically under collective bargaining agreements and cover its union-represented employees. The Company’s participation in the following multi-employer plans for the years ended December 31 are as follows:

		PENSION PLAN	COMPANY CONTRIBUTIONS
PENSION PLAN	EIN	NUMBER	2019	2018	2017
Metal and Electrical Engineering Industry Pension Fund		135668	$27.8	$27.9	$25.0
Western Metal Industry Pension Plan	91-6033499	001	3.8	2.7	1.4
Other plans			1.2	1.2	.8
			$32.8	$31.8	$27.2

The Company contributions shown in the table above approximate the multi-employer pension expense for each of the years ended December 31, 2019, 2018 and 2017, respectively.

Metal and Electrical Engineering Industry Pension Fund is a multi-employer union plan incorporating all DAF employees in the Netherlands and is covered by a collective bargaining agreement that will expire November 30, 2020. The Company’s contributions were less than 5% of the total contributions to the plan for the last two reporting periods ending December 2019. The plan is required by law (the Netherlands Pension Act) to have a coverage ratio in excess of 104.3%. Because the coverage ratio of the plan was 96.9% at December 31, 2019, a funding improvement plan effective through 2028 is in place. The funding improvement plan includes a possible reduction in pension benefits and delays in future benefit increases.

The Western Metal Industry Pension Plan is located in the U.S. and is covered by a collective bargaining agreement that will expire on November 1, 2020. In accordance with the U.S. Pension Protection Act of 2006, the plan continued to be certified as critical (red) status as of December 31, 2019, and a funding improvement plan has been implemented requiring additional contributions through 2022 as long as the plan remains in critical status. Contributions by the Company were 20% and 14% of the total contributions to the plan for the years ended December 31, 2019 and 2018, respectively.

Other plans are principally located in the U.S. and the Company’s contributions to these plans for the years ended December 31, 2019 and 2018 were less than 5% of each plan’s total contributions. As of December 31, 2019, one of the other plans was under a funding improvement plan.

There were no significant changes for the multi-employer plans in the periods presented that affected comparability between periods.

Defined Contribution Plans: The Company maintains several defined contribution benefit plans whereby it contributes designated amounts on behalf of participant employees. The largest plan is for U.S. salaried employees where the Company matches a percentage of employee contributions up to an annual limit. The match was 5% of eligible pay in 2019, 2018 and 2017. Other plans are located in Australia, Brasil, Canada, the Netherlands, Belgium and Germany. Expenses for these plans were $48.3, $45.3 and $37.9 in 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

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

The components of the Company’s income before income taxes include the following:

Year Ended December 31,	2019	2018	2017
Domestic	$2,201.1	$1,775.2	$1,347.8
Foreign	898.1	1,035.0	825.5
	$3,099.2	$2,810.2	$2,173.3

The components of the Company’s provision for income taxes include the following:

Year Ended December 31,	2019	2018	2017
Current provision:
Federal	$352.3	$267.1	$397.7
State	96.8	67.5	63.8
Foreign	191.4	263.0	210.5
	640.5	597.6	672.0
Deferred provision (benefit):
Federal	40.7	22.6	(173.8)
State	(4.3)	1.3	2.3
Foreign	34.4	(6.4)	(2.4)
	70.8	17.5	(173.9)
	$711.3	$615.1	$498.1

Tax benefits recognized for net operating loss carryforwards were $12.4, $5.0 and $4.3 for the years ended 2019, 2018 and 2017, respectively.

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%
Effect of:
Rate change on deferred taxes			(14.0)
Transition tax		(.2)	6.0
State	2.3	2.2	1.8
Federal domestic production deduction			(1.1)
Tax on foreign earnings	.9	1.0	(4.0)
Other, net	(1.2)	(2.1)	(.8)
	23.0%	21.9%	22.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

On December 22, 2017, the U.S. enacted new federal income tax legislation, the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act lowered the U.S. statutory income tax rate from 35% to 21%, imposed a one-time transition tax on the Company’s foreign earnings, which previously had been deferred from U.S. income tax and created a modified territorial system. As a result, the Company recorded $304.0 of deferred tax benefits, due to the re-measurement of net deferred tax liabilities at the new lower statutory tax rate. In addition, the Company recorded $130.6 of tax expense on the Company’s foreign earnings, which previously had been deferred from U.S. income tax and no adjustments have been made to the amounts.

Based on the Company’s current operations, the Company does not expect that the repatriation of future foreign earnings will be subject to significant income tax as a result of the U.S. modified territorial system.

At December 31, 2019, the Company had net operating loss carryforwards of $460.9, of which $370.7 related to foreign subsidiaries and $90.2 related to states in the U.S. The related deferred tax asset was $123.3, for which a $99.6 valuation allowance has been provided. The carryforward periods range from four years to indefinite, subject to certain limitations under applicable laws. The future tax benefits of net operating loss carryforwards are evaluated on a regular basis, including a review of historical and projected operating results.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

At December 31,	2019	2018
Assets:
Accrued expenses	$203.5	$179.4
Net operating loss and tax credit carryforwards	132.0	112.1
Postretirement benefit plans	4.9
Allowance for losses on receivables	31.4	30.7
Goodwill and intangibles	18.7	24.2
Other	103.3	102.0
	493.8	448.4
Valuation allowance	(118.5)	(118.3)
	375.3	330.1
Liabilities:
Financial Services leasing depreciation	(777.5)	(676.4)
Depreciation and amortization	(159.4)	(145.2)
Postretirement benefit plans		(8.0)
Other	(28.9)	(32.9)
	(965.8)	(862.5)
Net deferred tax liability	$(590.5)	$(532.4)

The balance sheets classification of the Company’s deferred tax assets and liabilities are as follows:

At December 31,	2019	2018
Truck, Parts and Other:
Other noncurrent assets, net	$115.4	$97.1
Other liabilities	(5.3)	(2.5)
Financial Services:
Other assets	36.8	37.7
Deferred taxes and other liabilities	(737.4)	(664.7)
Net deferred tax liability	$(590.5)	$(532.4)

Cash paid for income taxes was $586.0, $607.6 and $661.4 in 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2019	2018	2017
Balance at January 1	$21.2	$22.9	$17.3
Additions for tax positions related to the current year	6.5	11.2	5.6
Additions for tax positions related to prior years	3.0
Reductions related to settlements		(5.7)
Lapse of statute of limitations		(7.2)
Balance at December 31	$30.7	$21.2	$22.9

The Company had $30.7, $21.2 and $22.9 of unrecognized tax benefits, of which $28.4, $18.9 and $16.8 would impact the effective tax rate, if recognized, as of December 31, 2019, 2018 and 2017, respectively.

The Company recognized $.8, $(.1) and $.2 of expense (income) related to interest in 2019, 2018 and 2017, respectively. Accrued interest expense and penalties were $1.9, $1.1 and $1.1 as of December 31, 2019, 2018 and 2017, respectively. Interest and penalties are classified as income taxes in the Consolidated Statements of Income.

The Company believes it is reasonably possible that approximately $7.9 of unrecognized tax benefits, resulting primarily from research and development tax credits, will be resolved within the next twelve months. As of December 31, 2019, the United States Internal Revenue Service has completed examinations of the Company’s tax returns for all years through 2014. The Company’s tax returns for other major jurisdictions remain subject to examination for the years ranging from 2011 through 2019.

O.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss): The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity, consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2019	$2.0	$(2.3)	$(477.8)	$(620.4)	$(1,098.5)
Recorded into AOCI	(57.0)	8.7	(56.8)	47.2	(57.9)
Reclassified out of AOCI	39.7	(.3)	16.9		56.3
Net other comprehensive (loss) income	(17.3)	8.4	(39.9)	47.2	(1.6)
Balance at December 31, 2019	$(15.3)	$6.1	$(517.7)	$(573.2)	$(1,100.1)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2018	$1.2	$(1.8)	$(375.6)	$(417.4)	$(793.6)
Recorded into AOCI	90.9	.1	(86.8)	(213.3)	(209.1)
Reclassified out of AOCI	(90.5)	(.1)	28.0		(62.6)
Net other comprehensive income (loss)	.4		(58.8)	(213.3)	(271.7)
Reclassifications to retained earnings in accordance with ASU 2018-02.4		(.5)	(43.4)	10.3	(33.2)
Balance at December 31, 2018	$2.0	$(2.3)	$(477.8)	$(620.4)	$(1,098.5)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2017	$(4.3)	$(.3)	$(414.1)	$(709.4)	$(1,128.1)
Recorded into AOCI	(91.6)	(1.1)	20.4	292.0	219.7
Reclassified out of AOCI	97.1	(.4)	18.1		114.8
Net other comprehensive income (loss)	5.5	(1.5)	38.5	292.0	334.5
Balance at December 31, 2017	$1.2	$(1.8)	$(375.6)	$(417.4)	$(793.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

Reclassifications out of AOCI during the years ended December 31, 2019, 2018 and 2017 were as follows:

		AMOUNT RECLASSIFIED OUT OF AOCI
AOCI COMPONENTS	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF INCOME	2019	2018	2017
Unrealized losses and (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$21.2	$5.4	$12.1
	Cost of sales and revenues	(4.1)	(6.6)	3.9
	Interest and other (income), net	2.1	(1.6)	1.8
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	32.5	(118.7)	115.6
	Pre-tax expense increase (reduction)	51.7	(121.5)	133.4
	Tax (benefit) expense	(12.0)	31.0	(36.3)
	After-tax expense increase (reduction)	39.7	(90.5)	97.1
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.4)	(.2)	(.6)
	Tax expense	.1	.1	.2
	After-tax income increase	(.3)	(.1)	(.4)
Unrealized losses on pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	20.5	35.3	25.4

Prior service costs	Interest and other (income), net	1.4	1.4	1.2
	Pre-tax expense increase	21.9	36.7	26.6
	Tax benefit	(5.0)	(8.7)	(8.5)
	After-tax expense increase	16.9	28.0	18.1
Total reclassifications out of AOCI		$56.3	$(62.6)	$114.8

Other Capital Stock Changes: The Company purchased and retired treasury shares of 1.7, 5.8 and nil million in 2019, 2018 and 2017, respectively.

P.	DERIVATIVE FINANCIAL INSTRUMENTS

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

At December 31, 2019, the notional amount of the Company’s interest-rate contracts was $3,196.7. Notional maturities for all interest-rate contracts are $612.2 for 2020, $1,200.3 for 2021, $864.4 for 2022, $286.8 for 2023, $151.9 for 2024 and $81.1 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At December 31, 2019, the notional amount of the outstanding foreign-exchange contracts was $1,035.1. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

At December 31,	2019		2018
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$45.8		$84.5
Deferred taxes and other liabilities		$31.0		$18.5
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	10.1		8.9
Accounts payable, accrued expenses and other		9.2		4.2
	$55.9	$40.2	$93.4	$22.7
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.4		$.4
Accounts payable, accrued expenses and other		$1.8		$.9
Financial Services:
Other assets			.9
Deferred taxes and other liabilities		2.3		1.0
	$.4	$4.1	$1.3	$1.9
Gross amounts recognized in Balance Sheet	$56.3	$44.3	$94.7	$24.6
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(.4)	(.4)	(.9)	(.9)
Financial Services:
Interest-rate contracts	(8.6)	(8.6)	(3.9)	(3.9)
Pro forma net amount	$47.3	$35.3	$89.9	$19.8

The following table presents the amount of expense (income) from derivative financial instruments recognized in the Consolidated Statements of Income:

Year Ended December 31,	2019	2018	2017
Truck, Parts and Other:
Cash flow hedges	$19.2	$(2.8)	$17.8
Net investment hedge	4.6
Total	$23.8	$(2.8)	$17.8

Financial Services:
Fair value hedges	1.5	1.8	.8
Cash flow hedges	32.5	(118.7)	115.6
Total	$34.0	$(116.9)	$116.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

At December 31,	2019	2018
Financial Services
Term notes:
Carrying amount of hedged liabilities	$90.5	$188.7
Cumulative basis adjustment included in the carrying amount	(.5)	(1.3)

The above table excludes the cumulative basis adjustments on discounted hedge relationships of $(1.5) and $(2.9) as of December 31, 2019 and 2018, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 8.5 years.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income (loss) (OCI):

Year Ended December 31,	2019		2018		2017
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
(Loss) gain recognized in OCI:
Truck, Parts and Other		$(31.7)		$4.5		$(17.4)
Financial Services	$(44.4)		$117.1		$(108.1)
	$(44.4)	$(31.7)	$117.1	$4.5	$(108.1)	$(17.4)

The amount of gain recorded in AOCI at December 31, 2019 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $2.7, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains or losses reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil for the years ended December 31, 2019, 2018 and 2017.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At December 31, 2019, the notional amount of the outstanding net investment hedges was $348.2. For the year ended December 31, 2019, the pre-tax gain recognized in OCI for the net investment hedges was $5.3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

The expense (income) recognized in earnings related to derivatives not designated as hedging instruments was as follows:

Year Ended December 31,	2019		2018		2017
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$.5		$(.3)		$.3
Interest and other (income), net		5.4		6.9		2.1
Financial Services:
Interest and other borrowing expenses		(10.1)		(14.9)	$(.1)	49.1
Selling, general and administrative		.1		1.7		.5
		$(4.1)		$(6.6)	$(.1)	$52.0

Q.	FAIR VALUE MEASUREMENTS

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2019. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At December 31, 2019	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$320.2	$320.2
U.S. corporate securities		165.7	165.7
U.S. government and agency securities	$128.4	.9	129.3
Non-U.S. corporate securities		349.8	349.8
Non-U.S. government securities		72.4	72.4
Other debt securities		124.7	124.7
Total marketable debt securities	$128.4	$1,033.7	$1,162.1
Derivatives
Cross currency swaps		$43.8	$43.8
Interest-rate swaps		2.0	2.0
Foreign-exchange contracts		10.5	10.5
Total derivative assets		$56.3	$56.3
Liabilities:
Derivatives
Cross currency swaps		$13.5	$13.5
Interest-rate swaps		17.5	17.5
Foreign-exchange contracts		13.3	13.3
Total derivative liabilities		$44.3	$44.3
At December 31, 2018	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$325.1	$325.1
U.S. corporate securities		147.4	147.4
U.S. government and agency securities	$97.1	1.6	98.7
Non-U.S. corporate securities		271.3	271.3
Non-U.S. government securities		55.9	55.9
Other debt securities		122.0	122.0
Total marketable debt securities	$97.1	$923.3	$1,020.4
Derivatives
Cross currency swaps		$75.4	$75.4
Interest-rate swaps		9.1	9.1
Foreign-exchange contracts		10.2	10.2
Total derivative assets		$94.7	$94.7
Liabilities:
Derivatives
Cross currency swaps		$11.2	$11.2
Interest-rate swaps		7.3	7.3
Foreign-exchange contracts		6.1	6.1
Total derivative liabilities		$24.6	$24.6

Fair Value Disclosure of Other Financial Instruments

For financial instruments that are not recognized at fair value, the Company uses the following methods and assumptions to determine the fair value. These instruments are categorized as Level 2, except cash which is categorized as Level 1 and fixed rate loans which are categorized as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

At December 31,	2019		2018
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$4,914.4	$4,992.2	$4,265.4	$4,269.5
Liabilities:
Financial Services fixed rate debt	5,925.9	5,990.7	5,419.2	5,396.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions, except per share data)

R.	STOCK COMPENSATION PLANS

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

The Company recognizes compensation cost on these options and restricted stock awards on a straight-line basis over the requisite period the employee is required to render service less estimated forfeitures based on historical experience. The maximum number of shares of the Company’s common stock authorized for issuance under these plans is 46.7 million shares, and as of December 31, 2019, the maximum number of shares available for future grants was 12.5 million.

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

	2019	2018	2017
Risk-free interest rate	2.55%	2.64%	1.97%
Expected volatility	23%	23%	23%
Expected dividend yield	4.9%	3.8%	3.1%
Expected term	6 years	6 years	5 years
Weighted average grant date fair value of options per share	$8.26	$10.67	$10.56

The fair value of options granted was $7.3, $6.3 and $6.4 for the years ended December 31, 2019, 2018 and 2017, respectively. The fair value of options vested during the years ended December 31, 2019, 2018 and 2017 was $5.8, $5.3 and $5.2, respectively.

A summary of activity under the Company’s stock plans is presented below:

	2019	2018	2017
Intrinsic value of options exercised	$31.9	$13.4	$22.0
Cash received from stock option exercises	60.9	19.7	40.0
Tax benefit related to stock award exercises	3.8	2.4	4.9
Stock-based compensation	15.1	13.2	12.7
Tax benefit related to stock-based compensation	1.9	1.9	4.6

The summary of options as of December 31, 2019 and changes during the year then ended are presented below:

		PER SHARE	REMAINING	AGGREGATE
	NUMBER	EXERCISE	CONTRACTUAL	INTRINSIC
	OF SHARES	PRICE*	LIFE IN YEARS*	VALUE
Options outstanding at January 1	4,090,900	$55.32
Granted	883,600	65.56
Exercised	(1,288,800)	47.47
Cancelled	(197,400)	66.60
Options outstanding at December 31	3,488,300	$60.18	6.22	$66.0
Vested and expected to vest	3,401,100	$60.01	6.15	$64.9
Exercisable	1,792,800	$53.71	4.28	$45.5
*	Weighted Average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions, except per share data)

The fair value of restricted shares is determined based upon the stock price on the date of grant. The summary of nonvested restricted shares as of December 31, 2019 and changes during the year then ended is presented below:

	NUMBER	GRANT DATE
NONVESTED SHARES	OF SHARES	FAIR VALUE*
Nonvested awards outstanding at January 1	189,500	$63.85
Granted	147,100	64.34
Vested	(186,100)	62.56
Nonvested awards outstanding at December 31	150,500	$65.92
*	Weighted Average

As of December 31, 2019, there was $5.8 of total unrecognized compensation cost related to nonvested stock options, which is recognized over a remaining weighted average vesting period of 1.50 years. Unrecognized compensation cost related to nonvested restricted stock awards of $2.1 is expected to be recognized over a remaining weighted average vesting period of 1.37 years.

The dilutive and antidilutive options are shown separately in the table below:

Year Ended December 31,	2019	2018	2017
Additional shares	621,300	785,100	1,038,400
Antidilutive options	1,489,400	1,176,600	696,400

S.	SEGMENT AND RELATED INFORMATION

PACCAR operates in three principal segments: Truck, Parts and Financial Services. The Company evaluates the performance of its Truck and Parts segments based on operating profits, which excludes investment income, other income and expense, and income taxes. The Financial Services segment’s performance is evaluated based on income before income taxes. Geographic revenues from external customers are presented based on the country of the customer. The accounting policies of the reportable segments are the same as those applied in the consolidated financial statements as described in Note A.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

Financial Services: The Financial Services segment derives its earnings primarily from financing or leasing of PACCAR products and services provided to truck customers and dealers. Revenues are primarily generated from operations in North America and Europe.

In Europe, the Financial Services and Truck segments centralized the marketing of used trucks, including those units sold by the Truck segment subject to an RVG. Beginning in the fourth quarter of 2019, when a customer returns the truck at the end of the RVG contract, the Company’s Truck segment records a reduction in an RVG liability and the Company’s Financial Services segment records a used truck asset and revenue from the subsequent sale. Certain gains and losses from the sale of these used trucks are shared with the Truck segment. Revenue from the sale of used trucks from the Truck segment in Europe in prior periods are immaterial.

Other: Included in Other is the Company’s industrial winch manufacturing business as well as sales, income and expense not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expenses. Intercompany interest income (expense) on cash advances to the financial services companies is included in Other and was $.3, $(.3) and nil for 2019, 2018 and 2017, respectively.

Geographic Area Data	2019	2018	2017
Net sales and revenues:
United States	$15,119.3	$13,165.7	$10,530.1
Europe	6,104.7	6,071.9	5,354.6
Other	4,375.7	4,258.1	3,571.7
	$25,599.7	$23,495.7	$19,456.4
Property, plant and equipment, net:
United States	$1,556.4	$1,353.8	$1,238.1
The Netherlands	399.8	397.8	464.5
Belgium	395.7	237.4	259.7
Other	531.9	491.9	502.1
	$2,883.8	$2,480.9	$2,464.4
Equipment on operating leases, net:
United States	$1,390.1	$1,405.1	$1,530.8
Germany	358.3	361.0	385.1
Mexico	320.5	306.4	316.1
France	315.0	246.8	210.7
Spain	276.1	249.8	207.6
Poland	272.8	237.9	172.8
United Kingdom	113.6	130.3	343.1
Other	601.7	704.3	975.8
	$3,648.1	$3,641.6	$4,142.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017 (currencies in millions)

Business Segment Data	2019	2018	2017
Net sales and revenues:
Truck	$20,403.5	$18,863.1	$15,543.7
Less intersegment	(414.0)	(676.1)	(768.9)
External customers	19,989.5	18,187.0	14,774.8
Parts	4,073.1	3,896.2	3,380.2
Less intersegment	(48.2)	(57.3)	(53.2)
External customers	4,024.9	3,838.9	3,327.0
Other	105.3	112.7	85.7
	24,119.7	22,138.6	18,187.5
Financial Services	1,480.0	1,357.1	1,268.9
	$25,599.7	$23,495.7	$19,456.4
Income (loss) before income taxes:
Truck	$1,904.9	$1,672.1	$1,253.8
Parts	830.8	768.6	610.0
Other	(17.7)	2.7	12.5
	2,718.0	2,443.4	1,876.3
Financial Services	298.9	305.9	261.7
Investment income	82.3	60.9	35.3
	$3,099.2	$2,810.2	$2,173.3
Depreciation and amortization:
Truck	$381.9	$406.2	$468.2
Parts	10.2	9.2	8.1
Other	20.3	18.4	18.1
	412.4	433.8	494.4
Financial Services	664.9	620.3	613.1
	$1,077.3	$1,054.1	$1,107.5
Expenditures for long-lived assets:
Truck	$664.9	$778.5	$769.7
Parts	46.2	29.4	23.4
Other	51.0	38.8	54.0
	762.1	846.7	847.1
Financial Services	1,378.6	1,085.1	1,008.0
	$2,140.7	$1,931.8	$1,855.1
Segment assets:
Truck	$5,609.0	$5,347.3	$5,159.7
Parts	1,172.1	1,090.9	950.7
Other	339.2	345.0	505.6
Cash and marketable securities	5,169.4	4,299.6	3,621.9
	12,289.7	11,082.8	10,237.9
Financial Services	16,071.4	14,399.6	13,202.3
	$28,361.1	$25,482.4	$23,440.2

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Ernst & Young LLP, the Independent Registered Public Accounting Firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is included on page 74.

R. Preston Feight

Chief Executive Officer

report of independent registered public accounting firm

To the Stockholders and the Board of Directors of PACCAR Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PACCAR Inc (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2020, expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product Warranty
Description of the Matter

The Company’s liability for product warranty totaled $440 million at December 31, 2019. As discussed in Note A of the consolidated financial statements, the Company’s liability for product warranty is estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. The Company periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

Auditing the Company’s liability for product warranty is complex due to the significant measurement uncertainty associated with the estimate and the application of significant management judgment, including the inputs used to estimate the number of and cost of future warranty claims. In addition, management formulates an estimate of recoveries from suppliers.

How We Addressed the Matter in Our Audit

To evaluate the liability for product warranty, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims, supplier recovery data and evaluating the methodologies and assumptions used in the warranty accrual calculation. We also assessed the historical accuracy of management’s estimates through a hindsight analysis. We evaluated and tested the design and operating effectiveness of internal controls over the warranty reserve process, including management’s assessment of the assumptions and data underlying the reserve.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1945 Seattle, Washington
February 19, 2020

report of independent registered public accounting firm

To the Stockholders and the Board of Directors of PACCAR Inc

Opinion on Internal Control Over Financial Reporting

We have audited PACCAR Inc’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PACCAR Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 19, 2020, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Seattle, Washington
February 19, 2020

quarterly results (unaudited)

	QUARTER
	FIRST	SECOND	THIRD	FOURTH
	(millions except per share data)
2019
Truck, Parts and Other:
Net sales and revenues	$6,138.1	$6,266.5	$6,004.2	$5,710.9
Cost of sales and revenues	5,217.1	5,341.7	5,106.8	4,890.0
Research and development	78.3	82.5	82.2	83.6
Financial Services:
Revenues	349.5	361.4	362.8	406.3
Interest and other borrowing expenses	53.4	60.0	59.6	57.5
Depreciation and other expenses	177.4	183.6	195.3	241.9
Net Income	629.0	619.7	607.9	531.3
Net Income Per Share:
Basic	$1.81	$1.79	$1.75	$1.53
Diluted	1.81	1.78	1.75	1.53

2018
Truck, Parts and Other:
Net sales and revenues	$5,321.8	$5,467.2	$5,416.9	$5,932.7
Cost of sales and revenues	4,535.5	4,647.3	4,653.6	5,088.6
Research and development	76.0	76.7	72.9	80.5
Financial Services:
Revenues	332.2	338.0	339.9	347.0
Interest and other borrowing expenses	41.3	45.7	49.0	50.9
Depreciation and other expenses	186.4	185.5	178.5	177.6
Net Income	512.1	559.6	545.3	578.1
Net Income Per Share:
Basic	$1.45	$1.59	$1.55	$1.66
Diluted	1.45	1.59	1.55	1.65

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The registrant has not had any disagreements with its independent auditors on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting on page 72 and Report of Independent Registered Public Accounting Firm on the Company’s internal control over financial reporting on page 74 for the year ended December 31, 2019, are included in this Form 10-K.

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 401(a), (d), and (e) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 21, 2020 and is incorporated herein by reference:

Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

Item 401(b) of Regulation S-K:

Executive Officers of the registrant as of February 19, 2020:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (66)	Executive Chairman of the Board of Directors since April 2014; Chairman and Chief Executive Officer from 1997 to April 2014. Mr. Pigott is the brother of John M. Pigott, a director of the Company.

R. Preston Feight (52)

Chief Executive Officer since July 2019; Executive Vice President September 2018 to June 2019; Vice President of PACCAR and President of DAF Trucks N.V. from April 2016 to August 2018; Vice President and General Manager, Kenworth from January 2015 to April 2016.

Harrie C.A.M. Schippers (57)

President and Chief Financial Officer since January 2018; Executive Vice President and Chief Financial Officer from February 2017 to December 2017; Senior Vice President from April 2016 to February 2017; Vice President of PACCAR and President of DAF Trucks N.V. from April 2010 to April 2016.

Gary L. Moore (64)	Executive Vice President since January 2016; Senior Vice President from January 2015 to December 2015.

Michael T. Barkley (64)	Senior Vice President and Controller since January 2016; Vice President and Controller from January 2007 to December 2015.

T. Kyle Quinn (58)

Senior Vice President and Chief Technology Officer since April 2018; Senior Vice President and General Manager, Peterbilt from January 2017 to March 2018; Senior Vice President from January 2016 to January 2017; Senior Vice President and Chief Information Officer from January 2014 to December 2015.

Darrin C. Siver (53)	Senior Vice President since January 2017; Vice President and General Manager, Peterbilt from June 2013 to December 2016.

Kevin D. Baney (49)

Vice President of PACCAR and General Manager of Kenworth Truck Company since August 2019; Assistant General Manager – Sales and Marketing, Kenworth from January 2017 to July 2019; Kenworth Chief Engineer from March 2012 to December 2016.

David J. Danforth (59)	Vice President of PACCAR and General Manager, PACCAR Parts since 2014.

Marco A. Davila (61)	Vice President since March 2015; General Manager, DAF Caminhões Brasil Indústria Ltda. from June 2011 to February 2015.

C. Michael Dozier (54)

Senior Vice President since January 2020; Vice President of PACCAR from August 2019 to December 2019; Vice President of PACCAR and General Manager, Kenworth from April 2016 to July 2019; Managing Director, PACCAR Australia from April 2013 to March 2016.

Douglas S. Grandstaff (59)

Vice President and General Counsel since November 2017; Vice President and General Counsel , Professional Instrumentation at Fortive Corporation from July 2016 to October 2017; Vice President and General Counsel, Test and Measurement at Danaher Corporation from November 2011 to June 2016.

Todd R. Hubbard (57)	Vice President, Global Financial Services since February 2019; President, PACCAR Financial Corp. from April 2011 to January 2019.

Jack K. LeVier (60)	Vice President, Human Resources since June 2007.

A. Lily Ley (54)

Vice President and Chief Information Officer since January 2017; General Manager and Chief Information Officer from January 2016 to December 2016; Assistant General Manager - Global Applications, Information Technology Division (ITD) from January 2015 to December 2015.

Jason P. Skoog (48)

Vice President of PACCAR and General Manager of Peterbilt since April 2018; Assistant General Manager – Operations, Kenworth from January 2017 to March 2018; Assistant General Manager – Sales and Marketing, Kenworth from January 2015 to December 2016.

Harry M.B. Wolters (49)

Vice President of PACCAR and President of DAF Trucks N.V. since September 2018; European Sales Director, DAF Trucks, from October 2017 to August 2018; Operations Director, DAF Trucks from October 2014 to September 2017.

Officers are elected annually but may be appointed or removed on interim dates.

Item 405 of Regulation S-K:

The information required by this item is included in the proxy statement for the annual stockholders meeting of April 21, 2020 and is incorporated herein by reference.

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

Item 407(d)(4) and 407(d)(5) of Regulation S‑K:

The following information is included in the proxy statement for the annual stockholders meeting of April 21, 2020 and is incorporated herein by reference:

•	Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”
•	Identification of audit committee financial experts is included under the caption “AUDIT COMMITTEE REPORT.”
ITEM 11.	EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 21, 2020 and is incorporated herein by reference:

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

Stock ownership information is included under the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS” in the proxy statement for the annual stockholders meeting of April 21, 2020 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S‑K Item 201(d) is provided in Item 5 of this Form 10‑K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions with management and others as defined by Item 404 of Regulation S‑K occurred in 2019.

Information concerning director independence is included under the caption “BOARD GOVERNANCE” in the proxy statement for the annual stockholders meeting of April 21, 2020 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal accounting fees and services information is included under the caption “INDEPENDENT AUDITORS” in the proxy statement for the annual stockholders meeting of April 21, 2020 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Listing of financial statements

The following consolidated financial statements of PACCAR Inc are included in Item 8:

Consolidated Statements of Income

— Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2019, 2018 and 2017

Consolidated Balance Sheets

— December 31, 2019 and 2018

Consolidated Statements of Cash Flows

— Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders' Equity

— Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

— December 31, 2019, 2018 and 2017

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(3) Listing of Exhibits (in order of assigned index numbers):

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2018	3(i)	001-14817

(ii)		Bylaws:

		Sixth Amended and Restated Bylaws of PACCAR Inc	8-K	December 7, 2018	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(c)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(d)	Forms of Medium-Term Note, Series P (PACCAR Financial Corp.)	S-3	November 2, 2018	4.2 and 4.3	333-228141

	(e)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Euro Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Euro Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2016	10-K	February 21, 2017	4(i)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 10, 2017	10-Q	August 4, 2017	4(h)	001-14817

	(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2018	10-Q	August 3, 2018	4(h)	001-14817

	(i)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated July 4, 2019	10-Q	October 30, 2019	4(i)	001-14817

	(j)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*

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

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 10, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	Appendix A	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(f)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

	(g)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan*

	(h)	PACCAR Inc Long Term Incentive Plan*

	(i)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

	(j)	PACCAR Inc Long Term Incentive Plan, 2014 Form of Nonstatutory Stock Option Agreement	10-Q	August 7, 2013	10(l)	001-14817

	(k)	PACCAR Inc Long Term Incentive Plan, 2016 Form of Restricted Stock Award Agreement	10-Q	August 6, 2015	10(q)	001-14817

	(l)	PACCAR Inc Long Term Incentive Plan, 2018 Form of Restricted Stock Award Agreement	10-K	February 21, 2019	10(m)	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Unit Agreement	10-K	February 21, 2019	10(n)	001-14817

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(n)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

(o)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	8-K	May 16, 2007	10.1	001-14817

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

(r)

Third Amendment to Memorandum of Understanding dated as of November 12, 2019, by and among PACCAR Engine Company, the Mississippi Development Authority and the Mississippi Major Economic Impact Authority*

(s)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Deferred Restricted Stock Unit Grant Agreement	10-K	February 26, 2015	10(t)	001-14817

(t)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Restricted Stock Grant Agreement	10-K	February 26, 2015	10(u)	001-14817

(21)	Subsidiaries of the registrant*

(23)	Consent of the independent registered public accounting firm*

(24)	Power of attorney – Powers of attorney of certain directors*

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document*

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	filed herewith
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

PACCAR Inc
Registrant

Date: February 19, 2020	/s/ R. Preston Feight
R. Preston Feight
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ R. P. Feight	Chief Executive Officer and Director
R. P. Feight	(Principal Executive Officer)

/s/ H. C. A. M. Schippers	President and Chief Financial Officer
H. C. A. M. Schippers	(Principal Financial Officer)

/s/ M. T. Barkley	Senior Vice President and Controller
M. T. Barkley	(Principal Accounting Officer)

/s/ M. C. Pigott	Executive Chairman and Director
M. C. Pigott

*/s/ A. J. Carnwath	Director
A. J. Carnwath

*/s/ F. L. Feder	Director
F. L. Feder

*/s/ B. E. Ford	Director
B. E. Ford

*/s/ K. S. Hachigian	Director
K. S. Hachigian

*/s/ R. C. McGeary	Director
R. C. McGeary

*/s/ J. M. Pigott	Director
J. M. Pigott

*/s/ M. A. Schulz	Director
M. A. Schulz

*/s/ G. M. E. Spierkel	Director
G. M. E. Spierkel

*/s/ C. R. Williamson	Director
C. R. Williamson

*By	/s/ M. C. Pigott
M. C. Pigott
Attorney-in-Fact