Form 10-Q
period 2020-03-31
PACCAR INC
filed 2020-05-04
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Common Stock, $1 par value — 345,726,900 shares as of April 30, 2020

PACCAR Inc – Form 10-Q

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended
	March 31
	2020	2019
TRUCK, PARTS AND OTHER:
Net sales and revenues	$4,778.0	$6,138.1

Cost of sales and revenues	4,189.6	5,217.1
Research and development	71.0	78.3
Selling, general and administrative	131.4	136.9
Interest and other (income), net	(13.1)	(10.3)
	4,378.9	5,422.0
Truck, Parts and Other Income Before Income Taxes	399.1	716.1

FINANCIAL SERVICES:
Interest and fees	142.1	137.1
Operating lease, rental and other revenues	241.6	212.4
Revenues	383.7	349.5

Interest and other borrowing expenses	56.4	53.4
Depreciation and other expenses	229.4	177.4
Selling, general and administrative	32.6	32.5
Provision for losses on receivables	17.0	2.2
	335.4	265.5
Financial Services Income Before Income Taxes	48.3	84.0
Investment income	14.8	19.3
Total Income Before Income Taxes	462.2	819.4
Income taxes	102.8	190.4
Net Income	$359.4	$629.0

Net Income Per Share
Basic	$1.04	$1.81
Diluted	$1.03	$1.81

Weighted Average Number of Common Shares Outstanding
Basic	346.9	347.2
Diluted	347.3	347.8

Comprehensive Income	$75.6	$632.0

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	March 31	December 31
	2020	2019*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$3,231.1	$4,007.3
Trade and other receivables	1,277.6	1,306.7
Less: Allowance for credit losses	(.6)	(.6)
Trade and other receivables, net	1,277.0	1,306.1
Marketable debt securities (amortized cost: 2020 - $1,091.0, 2019 - $1,154.0; allowance for credit losses: none)	1,097.0	1,162.1
Inventories, net	1,270.1	1,153.2
Other current assets	529.9	388.0
Total Truck, Parts and Other Current Assets	7,405.1	8,016.7

Equipment on operating leases, net	504.8	545.5
Property, plant and equipment, net	2,925.3	2,883.8
Other noncurrent assets, net	815.2	843.7
Total Truck, Parts and Other Assets	11,650.4	12,289.7

FINANCIAL SERVICES:
Cash and cash equivalents	92.0	167.8
Finance and other receivables	11,820.9	12,198.4
Less: Allowance for credit losses	(121.1)	(112.4)
Finance and other receivables, net	11,699.8	12,086.0
Equipment on operating leases, net	3,003.0	3,102.6
Other assets	849.5	715.0
Total Financial Services Assets	15,644.3	16,071.4
	$27,294.7	$28,361.1

*	The December 31, 2019 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Balance Sheets (Millions)

	March 31	December 31
	2020	2019*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$3,220.8	$3,194.2
Dividend payable		796.5
Total Truck, Parts and Other Current Liabilities	3,220.8	3,990.7
Residual value guarantees and deferred revenues	542.9	587.3
Other liabilities	1,392.8	1,435.1
Total Truck, Parts and Other Liabilities	5,156.5	6,013.1

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	582.2	629.0
Commercial paper and bank loans	3,912.5	4,110.2
Term notes	7,226.0	7,112.5
Deferred taxes and other liabilities	780.1	790.2
Total Financial Services Liabilities	12,500.8	12,641.9

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 346.4 and 346.3 million shares	346.4	346.3
Additional paid-in capital	74.2	61.4
Treasury stock, at cost - .7 million and nil shares	(41.5)
Retained earnings	10,642.2	10,398.5
Accumulated other comprehensive loss	(1,383.9)	(1,100.1)
Total Stockholders' Equity	9,637.4	9,706.1
	$27,294.7	$28,361.1

*	The December 31, 2019 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Three Months Ended
	March 31
	2020	2019
OPERATING ACTIVITIES:
Net Income	$359.4	$629.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	70.0	81.4
Equipment on operating leases and other	202.0	177.7
Provision for losses on financial services receivables	17.0	2.2
Other, net	(1.7)	(9.0)
Pension contributions	(23.3)	(5.8)
Change in operating assets and liabilities:
Trade and other receivables	19.4	(442.5)
Wholesale receivables on new trucks	(6.8)	(402.7)
Inventories	(169.0)	(92.8)
Accounts payable and accrued expenses	(44.3)	405.3
Income taxes, warranty and other	3.2	20.2
Net Cash Provided by Operating Activities	425.9	363.0

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(824.3)	(888.1)
Collections on retail loans and finance leases	759.2	764.8
Net (increase) decrease in wholesale receivables on used equipment	(29.1)	4.3
Purchases of marketable debt securities	(184.8)	(202.6)
Proceeds from sales and maturities of marketable debt securities	225.3	146.6
Payments for property, plant and equipment	(176.4)	(102.8)
Acquisitions of equipment for operating leases	(280.1)	(287.4)
Proceeds from asset disposals	113.1	164.5
Other, net	17.3
Net Cash Used in Investing Activities	(379.8)	(400.7)

FINANCING ACTIVITIES:
Payments of cash dividends	(907.4)	(806.1)
Purchases of treasury stock	(41.5)	(32.9)
Proceeds from stock compensation transactions	6.3	15.9
Net decrease in commercial paper and short-term bank loans and other	(133.5)	(113.9)
Proceeds from term debt	710.0	636.7
Payments on term debt	(467.6)	(250.0)
Net Cash Used in Financing Activities	(833.7)	(550.3)
Effect of exchange rate changes on cash	(64.4)	(5.3)
Net Decrease in Cash and Cash Equivalents	(852.0)	(593.3)
Cash and cash equivalents at beginning of period	4,175.1	3,435.9
Cash and cash equivalents at end of period	$3,323.1	$2,842.6

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended
	March 31
	2020	2019
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of period	$346.3	$346.6
Stock compensation	.1	.4
Balance at end of period	346.4	347.0

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	61.4	69.4
Stock compensation	12.8	24.9
Balance at end of period	74.2	94.3

TREASURY STOCK, AT COST:
Balance at beginning of period
Purchases	(41.5)	(33.4)
Balance at end of period	(41.5)	(33.4)

RETAINED EARNINGS:
Balance at beginning of period	10,398.5	9,275.4
Net income	359.4	629.0
Cash dividends declared on common stock	(111.1)	(111.3)
Cumulative effect of change in accounting principle	(4.6)
Balance at end of period	10,642.2	9,793.1

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(1,100.1)	(1,098.5)
Other comprehensive (loss) income	(283.8)	3.0
Balance at end of period	(1,383.9)	(1,095.5)
Total Stockholders’ Equity	$9,637.4	$9,105.5

Cash dividends declared on common stock, per share	$.32	$.32

See Notes to Consolidated Financial Statements.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2019.

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

Three Months Ended March 31,	2020	2019
Additional shares	434,000	592,400
Antidilutive options	1,911,200	2,037,400

New Accounting Pronouncements

New Credit Loss Standard

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-13. The amendment introduces new guidance for credit losses on financial assets measured at amortized cost, including finance receivables, trade receivables and available-for-sale debt securities.  Under this new model, expected credit losses are based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability, replacing the previous incurred loss model. This ASU also updates the methodology for recording credit losses on available-for-sale debt securities from the write-down for other-than-temporary impairment to the allowance approach. The ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The Company adopted this ASU on January 1, 2020 on a modified retrospective basis as required, with a cumulative effect adjustment to Retained earnings as of the beginning of the period of adoption. The standard requires the application of the new credit impairment model for debt securities prospectively.

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet on January 1, 2020 for the adoption of ASU 2016-13 was as follows:

	BALANCE AT DECEMBER 31, 2019	CHANGE DUE TO NEW STANDARD	BALANCE AT JANUARY 1, 2020
Consolidated Balance Sheets
FINANCIAL SERVICES:
ASSETS
Finance and other receivables, net	$12,086.0	$(6.2)	$12,079.8
Other assets	715.0	.1	715.1

LIABILITIES
Deferred taxes and other liabilities	790.2	(1.5)	788.7

STOCKHOLDERS' EQUITY
Retained Earnings	10,398.5	(4.6)	10,393.9

Other New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period and will be in

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

effect for a limited time through December 31, 2022. Adoption is permitted at any time. The Company is currently evaluating the impact on its consolidated financial statements.

In addition to adopting the ASU disclosed above, the Company adopted the following standards on January 1, 2020, which had no material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.
2018-15	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.
2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.

The FASB also issued the following standards which are not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2018-14 *	Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.	January 1, 2021

*	The Company will adopt on the effective date.

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

The following table disaggregates Truck, Parts and Other revenues by major sources:

Three Months Ended March 31,	2020	2019
Truck
Truck sales	$3,583.6	$4,913.6
Revenues from extended warranties, operating leases and other	174.0	193.7
	3,757.6	5,107.3
Parts
Parts sales	970.0	976.6
Revenues from dealer services and other	28.6	28.1
	998.6	1,004.7
Winch sales and other	21.8	26.1
Truck, Parts and Other sales and revenues	$4,778.0	$6,138.1

The Company recognizes truck and parts sales as revenues when control of the products is transferred to customers which generally occurs upon shipment, except for certain truck sales which are subject to a residual value guarantee (RVG) by the Company. The standard payment term for trucks and aftermarket parts is typically within 30 days, but the Company may grant extended payment terms on selected receivables. The Company recognizes revenue for the invoice amount adjusted for estimated sales incentives and returns. Sales incentives and returns are estimated based on historical experience and are adjusted to current period revenues when the most likely amount of consideration the Company expects to receive changes or becomes fixed. Truck and part sales include a standard product warranty which is included in cost of sales. The Company has elected to treat delivery services as a fulfillment activity with revenues recognized when the customer obtains control of the product. Delivery revenue is included in revenues and the related costs are included in cost of sales. As a practical expedient, the Company is not disclosing truck order backlog, as a significant majority of the backlog has a duration of less than one year.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Truck sales with RVGs that allow customers the option to return their truck are accounted for as a sale when the customer does not have an economic incentive to return the truck to the Company, or as an operating lease when the customer does have an economic incentive to return the truck. The estimate of customers’ economic incentive to return the trucks is based on an analysis of historical guaranteed buyback value and estimated market value. When truck sales with RVGs are accounted for as a sale, revenue is recognized when the truck is transferred to the customer less an amount for expected returns. Expected return rates are estimated by using a historical weighted average return rate over a five-year period. The estimated value of the truck assets to be returned and the related return liabilities at March 31, 2020 were $492.5 and $526.1, respectively, compared to $473.0 and $503.4 at December 31, 2019, respectively. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $924.4 at March 31, 2020.

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with a residual value guarantee was $131.4 at March 31, 2020. The Company expects to recognize approximately $57.8 of the remaining deferred revenue in 2020, $43.6 in 2021, $19.1 in 2022, $8.8 in 2023, $2.0 in 2024 and $.1 thereafter. Total operating lease income from truck sales with RVGs was $27.0 and $41.7 for the three months ended March 31, 2020 and 2019, respectively.  The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a lease was $411.5 at March 31, 2020.

Aftermarket parts sales allow for returns which are estimated at the time of sale based on historical data. At March 31, 2020, the estimated value of the returned goods asset and the related return liability were $59.7 and $136.1, respectively, compared to $56.3 and $126.3 at December 31, 2019, respectively. Parts dealer services and other revenues are recognized as services are performed.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2020 or December 31, 2019. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

The Company recognized lease income as follows:

Three Months Ended March 31,	2020	2019
Finance lease income	$47.2	$35.3
Operating lease income	202.8	200.7
Total lease income	$250.0	$236.0

NOTE C - Investments in Marketable Debt Securities

The Company's investments in marketable debt securities are classified as available-for-sale. These investments are stated at fair value and may include an allowance for credit losses. Changes in the allowance for credit losses are recognized in the current period and any unrealized gains or losses, net of tax, are included as a component of accumulated other comprehensive income (loss) (AOCI).

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

The Company evaluates its investment in marketable debt securities at the end of each reporting period to determine if a decline in fair value is the result of credit losses or unrealized losses. In assessing credit losses, the Company considers the collectability of principal and interest payments by monitoring changes to issuers’ credit ratings, specific credit events associated with individual issuers as well as the credit ratings of any financial guarantor. The Company considers its intent for selling the security and whether it is more likely than not the Company will be able to hold the security until the recovery of any credit losses and unrealized losses. Charges against the allowance for credit losses occurs when a security with credit losses is sold or the Company no longer intends to hold that security.

Marketable debt securities at March 31, 2020 and December 31, 2019 consisted of the following:

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At March 31, 2020	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$306.1	$1.6	$.8	$306.9
U.S. corporate securities	157.9	1.3	.6	158.6
U.S. government and agency securities	119.4	4.0		123.4
Non-U.S. corporate securities	299.8	1.0	2.6	298.2
Non-U.S. government securities	70.8	.4		71.2
Other debt securities	137.0	1.8	.1	138.7
	$1,091.0	$10.1	$4.1	$1,097.0

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At December 31, 2019	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$318.1	$2.2	$.1	$320.2
U.S. corporate securities	163.8	1.9		165.7
U.S. government and agency securities	128.4	.9		129.3
Non-U.S. corporate securities	347.7	2.3	.2	349.8
Non-U.S. government securities	72.3	.2	.1	72.4
Other debt securities	123.7	1.1	.1	124.7
	$1,154.0	$8.6	$.5	$1,162.1

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

based on the specific identification method. Gross realized gains were $.5 and $.2 and gross realized losses were $.2 and $.1 for the three months periods ended March 31, 2020 and 2019, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	March 31, 2020		December 31, 2019
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$366.0		$177.0	$31.4
Unrealized losses	4.1		.4	.1

The unrealized losses on the investments above were due to higher market yields and decreased market liquidity. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at March 31, 2020 and December 31, 2019. The Company does not currently intend, and it is more likely than not, that it will not be required to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Contractual maturities of marketable debt securities at March 31, 2020 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$217.5	$218.0
One to five years	834.5	840.0
Six to ten years	23.0	23.0
More than ten years	16.0	16.0
	$1,091.0	$1,097.0

Marketable debt securities included $32.8 and $49.7 of variable rate demand obligations (VRDOs) at March 31, 2020 and December 31, 2019, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically. Actual maturities of VRDOs may differ from contractual maturities because these securities may be sold when interest rates are reset.

NOTE D - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last‑in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	March 31	December 31
	2020	2019
Finished products	$665.9	$584.6
Work in process and raw materials	790.9	754.9
	1,456.8	1,339.5
Less LIFO reserve	(186.7)	(186.3)
	$1,270.1	$1,153.2

Under the LIFO method of accounting (used for approximately 47% of March 31, 2020 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	March 31	December 31
	2020	2019
Loans	$5,165.3	$5,241.7
Finance leases	3,651.0	3,906.7
Dealer wholesale financing	2,875.7	2,907.4
Operating lease receivables and other	128.9	142.6
	11,820.9	12,198.4
Less allowance for losses:
Loans and leases	(113.4)	(104.4)
Dealer wholesale financing	(4.3)	(4.3)
Operating lease receivables and other	(3.4)	(3.7)
	$11,699.8	$12,086.0

Included in Finance and other receivables, net on the Consolidated Balance Sheets is accrued interest receivable (net of allowance for credit losses) of $26.9 and $29.5 as of March 31, 2020 and December 31, 2019, respectively. The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

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

When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies a loan or finance lease for credit reasons and grants a concession, the modification is classified as a troubled debt restructuring (TDR). The Company does not typically grant credit modifications for customers that do not meet minimum underwriting standards since the Company normally repossesses the financed equipment in these circumstances. When such modifications do occur, they are considered TDRs. In accordance with Financial Accounting Standards Board statement, Prudential Regulator Guidance Concerning Troubled Debt Restructurings, issued on March 22, 2020, short-term modifications granted to customers were not considered TDRs if they were not past-due and were seeking to manage their liquidity needs because of the effects of the COVID-19 pandemic.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

On average, modifications extended contractual terms by approximately three months in 2020 and five months in 2019 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2020 and December 31, 2019.

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

Impaired receivables are generally considered collateral dependent. Large balance retail and all wholesale impaired receivables are individually evaluated to determine the appropriate reserve for losses. The determination of reserves for large balance impaired receivables considers the fair value of the associated collateral. When the underlying collateral fair value exceeds the Company’s amortized cost basis, no reserve is recorded. Small balance impaired receivables with similar risk characteristics are evaluated as a separate pool to determine the appropriate reserve for losses using the historical loss information and economic forecasts discussed below.

The Company evaluates finance receivables that are not individually impaired and share similar risk characteristics on a collective basis and determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past due account data, current market conditions, and expected changes in future macroeconomic conditions that affect collectability. Historical credit loss information provides relevant information of expected credit losses. The historical information used includes assumptions regarding the likelihood of collecting current and past due accounts, repossession rates, and the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse.

The Company has developed a range of loss estimates for each of its country portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. Adjustments to historical loss information are made for changes in forecasted economic conditions that are specific to the industry and markets in which the Company conducts business. The Company utilizes economic forecasts from third party sources and determines expected losses based on historical experience under similar market conditions. After determining the appropriate level of the allowance for credit losses, a provision for losses on finance receivables is charged to income as necessary to reflect management’s estimate of expected credit losses, net of recoveries, inherent in the portfolio.

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

Accounts are charged off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible, which generally occurs upon repossession of the collateral. Typically the timing between the repossession and charge-off is not significant. In cases where repossession is delayed (e.g., for legal proceedings), the Company records a partial charge-off. The charge-off is determined by comparing the fair value of the collateral, less costs to sell, to the amortized cost basis.

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

The allowance for credit losses is summarized as follows:

	2020
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL**
Balance at January 1	$4.3	$9.2	$101.4	$3.7	$118.6
Provision for losses	.2	.1	16.7		17.0
Charge-offs			(10.5)	(.2)	(10.7)
Recoveries			1.3	.2	1.5
Currency translation and other	(.2)	(.1)	(4.7)	(.3)	(5.3)
Balance at March 31	$4.3	$9.2	$104.2	$3.4	$121.1

	2019
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$6.8	$10.0	$93.8	$3.2	$113.8
Provision for losses	.2	(.2)	1.6	.6	2.2
Charge-offs			(3.9)	(.2)	(4.1)
Recoveries			4.8		4.8
Currency translation and other			.2		.2
Balance at March 31	$7.0	$9.8	$96.5	$3.6	$116.9

*	Operating leases and other trade receivables.
**	The beginning balance has been adjusted for the adoption of ASU 2016-13.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	DEALER		CUSTOMER
At March 31, 2020	WHOLESALE	RETAIL	RETAIL	TOTAL
Amortized cost basis for impaired finance receivables evaluated individually		$1.7	$61.3	$63.0
Allowance for impaired finance receivables determined individually			6.6	6.6
Amortized cost basis for finance receivables evaluated collectively	2,875.7	1,628.6	7,124.7	11,629.0
Allowance for finance receivables determined collectively	4.3	9.2	97.6	111.1

	DEALER		CUSTOMER
At December 31, 2019	WHOLESALE	RETAIL	RETAIL	TOTAL
Amortized cost basis for impaired finance receivables evaluated individually		$2.3	$47.6	$49.9
Allowance for impaired finance receivables determined individually			6.5	6.5
Amortized cost basis for finance receivables evaluated collectively	$2,907.4	1,643.3	7,455.2	12,005.9
Allowance for finance receivables determined collectively	4.3	9.2	88.7	102.2

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amortized cost basis of finance receivables that are on non-accrual status is as follows:

	March 31	December 31
	2020	2019
Dealer:
Retail	$1.7	$2.3
Customer retail:
Fleet	55.3	40.2
Owner/operator	6.0	7.2
	$63.0	$49.7

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The amortized cost basis of impaired loans as of March 31, 2020 and December 31, 2019 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2020	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve			$26.7	$2.3	$29.0
Associated allowance			(2.2)	(.5)	(2.7)
			24.5	1.8	26.3
Impaired loans with no specific reserve		$1.7	6.7	.3	8.7
Net carrying amount of impaired loans		$1.7	$31.2	$2.1	$35.0
Average amortized cost basis *	$4.9	$2.3	$19.5	$3.2	$29.9

*	Represents the average during the 12 months ended March 31, 2020.

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2019	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve			$10.9	$3.1	$14.0
Associated allowance			(2.1)	(.6)	(2.7)
			8.8	2.5	11.3
Impaired loans with no specific reserve		$2.3	6.7	.4	9.4
Net carrying amount of impaired loans		$2.3	$15.5	$2.9	$20.7
Average amortized cost basis *	$.1	$2.9	$26.3	$3.3	$32.6

*	Represents the average during the 12 months ended March 31, 2019.

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

Three Months Ended March 31,	2020	2019
Fleet	$.3	$.3
Owner/operator	.1	.1
	$.4	$.4

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

The tables below summarize the amortized cost basis of the Company’s finance receivables within each credit quality indicator by year of origination and portfolio class.

							Revolving
At March 31, 2020	2020	2019	2018	2017	2016	Prior	Loans	Total
Dealer:
Wholesale:
Performing							$2,803.4	$2,803.4
Watch							72.3	72.3
At-risk
							$2,875.7	$2,875.7
Retail:
Performing	$110.2	$550.4	$366.8	$210.5	$128.3	$228.4	$13.2	$1,607.8
Watch	1.6	11.6	6.2	1.4				20.8
At-risk			1.7					1.7
	$111.8	$562.0	$374.7	$211.9	$128.3	$228.4	$13.2	$1,630.3
Total Dealer	$111.8	$562.0	$374.7	$211.9	$128.3	$228.4	$2,888.9	$4,506.0

Customer Retail:
Fleet:
Performing	$603.2	$2,388.9	$1,559.2	$809.9	$428.6	$192.6		$5,982.4
Watch	3.7	23.2	29.0	19.5	6.6	2.9		84.9
At-risk	1.9	17.4	19.9	9.0	5.1	2.0		55.3
	608.8	2,429.5	1,608.1	838.4	440.3	197.5		6,122.6
Owner/Operator:
Performing	$90.5	$426.9	$287.5	$145.0	$69.5	$25.3		$1,044.7
Watch	.4	4.7	4.1	2.3	.8	.4		12.7
At-risk		1.3	2.2	.8	.8	.9		6.0
	$90.9	$432.9	$293.8	$148.1	$71.1	$26.6		$1,063.4
Total Customer Retail	$699.7	$2,862.4	$1,901.9	$986.5	$511.4	$224.1		$7,186.0

Total	$811.5	$3,424.4	$2,276.6	$1,198.4	$639.7	$452.5	$2,888.9	$11,692.0

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The tables below summarize the amortized cost basis of the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2020	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,874.8	$1,630.3	$6,065.8	$1,047.7	$11,618.6
31 – 60 days past due	.9		29.4	9.3	39.6
Greater than 60 days past due			27.4	6.4	33.8
	$2,875.7	$1,630.3	$6,122.6	$1,063.4	$11,692.0

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2019	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,907.4	$1,645.6	$6,297.1	$1,140.7	$11,990.8
31 – 60 days past due			23.0	8.7	31.7
Greater than 60 days past due			27.6	5.7	33.3
	$2,907.4	$1,645.6	$6,347.7	$1,155.1	$12,055.8

Troubled Debt Restructurings

The balance of TDRs was $35.2 and $14.1 at March 31, 2020 and December 31, 2019, respectively. At modification date, the pre-modification and post-modification amortized cost basis balances for finance receivables modified during the period by portfolio class are as follows:

Three Months Ended March 31,	2020		2019
	AMORTIZED COST BASIS		AMORTIZED COST BASIS
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$23.4	$23.4	$.6	$.6
Owner/operator	.1	.1	.2	.2
	$23.5	$23.5	$.8	$.8

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2020 and 2019.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) during the period by portfolio class are as follows:

Three Months Ended March 31,	2020	2019
Fleet		$.6
Owner/operator	$.1	.1
	$.1	$.7

There were no finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off in the three months ended March 31, 2020 and 2019.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at March 31, 2020 and December 31, 2019 was $24.5 and $25.6, respectively. Proceeds from the sales of repossessed assets were $30.6 and $18.9 for the three months ended March 31, 2020 and 2019, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE F - Product Support Liabilities

Product support liabilities include estimated future payments related to product warranties and deferred revenues on optional extended warranties and R&M. The Company generally offers one year warranties covering most of its vehicles and related aftermarket parts. For vehicles equipped with engines manufactured by PACCAR, the Company generally offers two year warranties on the engine. Specific terms and conditions vary depending on the product and the country of sale. Optional extended warranty and R&M contracts can be purchased for periods which generally range up to five years. Warranty expenses and reserves are estimated and recorded at the time products or contracts are sold based on historical data regarding the source, frequency and cost of claims, net of any recoveries. The Company periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience. Revenue from extended warranty and R&M contracts is deferred and recognized to income generally on a straight-line basis over the contract period. Warranty and R&M costs on these contracts are recognized as incurred.

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2020	2019
Balance at January 1	$440.0	$380.2
Cost accruals	97.9	91.1
Payments	(110.3)	(78.6)
Change in estimates for pre-existing warranties	25.9	(4.5)
Currency translation and other	(6.1)	(.3)
Balance at March 31	$447.4	$387.9

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2020	2019
Balance at January 1	$801.4	$699.9
Deferred revenues	107.9	129.4
Revenues recognized	(107.1)	(96.9)
Currency translation	(13.0)	(3.1)
Balance at March 31	$789.2	$729.3

The Company expects to recognize approximately $186.3 of the remaining deferred revenue on extended warranties and R&M contracts in 2020, $253.1 in 2021, $189.0 in 2022, $100.0 in 2023, $43.3 in 2024 and $17.5 thereafter.

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follow:

Three Months Ended March 31,	2020	2019
Net income	$359.4	$629.0
Other comprehensive income (loss) (OCI):
Unrealized gains (losses) on derivative contracts	51.4	(15.8)
Tax effect	(10.0)	4.2
	41.4	(11.6)
Unrealized (losses) gains on marketable debt securities	(2.1)	6.2
Tax effect	.5	(1.6)
	(1.6)	4.6
Pension plans	31.1	.7
Tax effect	(7.6)	(.1)
	23.5	.6
Foreign currency translation (losses) gains	(347.1)	9.4
Net other comprehensive (loss) income	(283.8)	3.0
Comprehensive income	$75.6	$632.0

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2020	$(15.3)	$6.1	$(517.7)	$(573.2)	$(1,100.1)
Recorded into AOCI	98.6	(1.3)	10.0	(347.1)	(239.8)
Reclassified out of AOCI	(57.2)	(.3)	13.5		(44.0)
Net other comprehensive income (loss)	41.4	(1.6)	23.5	(347.1)	(283.8)
Balance at March 31, 2020	$26.1	$4.5	$(494.2)	$(920.3)	$(1,383.9)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2019	$2.0	$(2.3)	$(477.8)	$(620.4)	$(1,098.5)
Recorded into AOCI	(22.7)	4.6	(3.1)	9.4	(11.8)
Reclassified out of AOCI	11.1		3.7		14.8
Net other comprehensive (loss) income	(11.6)	4.6	.6	9.4	3.0
Balance at March 31, 2019	$(9.6)	$2.3	$(477.2)	$(611.0)	$(1,095.5)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	March 31
AOCI COMPONENTS	COMPREHENSIVE INCOME	2020	2019
Unrealized losses and (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$.1	$9.4
	Cost of sales and revenues	(1.2)	(2.1)
	Interest and other (income), net	(6.1)	.5
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(67.7)	6.7
	Pre-tax expense (reduction) increase	(74.9)	14.5
	Tax expense (benefit)	17.7	(3.4)
	After-tax expense (reduction) increase	(57.2)	11.1
Unrealized (gains) and losses on marketable debt securities:
Marketable debt securities	Investment income	(.4)
	Tax expense	.1
	After-tax income increase	(.3)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	10.3	4.4
Prior service costs	Interest and other (income), net	.4	.4
Settlement loss	Interest and other (income), net	7.0
	Pre-tax expense increase	17.7	4.8
	Tax benefit	(4.2)	(1.1)
	After-tax expense increase	13.5	3.7
Total reclassifications out of AOCI		$(44.0)	$14.8

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Stock Compensation Plans

Stock-based compensation expense was $5.7 and $8.7 for the three months ended March 31, 2020 and 2019, respectively.

During the first three months of 2020, the Company issued 158,018 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first three months of 2020, the Company purchased 699,926 treasury shares, of which 686,008 shares were repurchased pursuant to the Company’s common stock repurchase plans. The Company also acquired 13,918 shares under the Company’s Long-Term Incentive Plan. Stock repurchases of $390.0 million remain authorized under the current $500.0 million program approved by the PACCAR Board of Directors on December 4, 2018.

NOTE H - Income Taxes

The effective tax rate for the first quarter of 2020 was  22.2% compared to 23.2% in the first quarter of 2019,  primarily due to the increase in mix of income generated in jurisdictions with lower tax rates in 2020 compared to 2019.

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

Three Months Ended March 31,	2020	2019
Net sales and revenues:
Truck	$3,863.2	$5,226.6
Less intersegment	(105.6)	(119.3)
External customers	3,757.6	5,107.3
Parts	1,010.7	1,016.0
Less intersegment	(12.1)	(11.3)
External customers	998.6	1,004.7
Other	21.8	26.1
	4,778.0	6,138.1
Financial Services	383.7	349.5
	$5,161.7	$6,487.6
Income (loss) before income taxes:
Truck	$183.1	$517.0
Parts	214.7	207.6
Other	1.3	(8.5)
	399.1	716.1
Financial Services	48.3	84.0
Investment income	14.8	19.3
	$462.2	$819.4
Depreciation and amortization:
Truck	$83.2	$97.4
Parts	2.5	2.7
Other	5.1	4.0
	90.8	104.1
Financial Services	181.2	155.0
	$272.0	$259.1

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio is $213.9 at March 31, 2020.

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

At March 31, 2020, the notional amount of the Company’s interest-rate contracts was $3,006.3. Notional maturities for all interest-rate contracts are $442.2 for the remainder of 2020, $1,137.7 for 2021, $853.7 for 2022, $330.1 for 2023, $147.4 for 2024, $14.1 for 2025 and $81.1 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At March 31, 2020, the notional amount of the outstanding foreign-exchange contracts was $1,144.7. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	March 31, 2020		December 31, 2019
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$113.1		$45.8
Deferred taxes and other liabilities		$53.3		$31.0
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	73.6		10.1
Accounts payable, accrued expenses and other		8.9		9.2
	$186.7	$62.2	$55.9	$40.2
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$22.1		$.4
Accounts payable, accrued expenses and other		$5.4		$1.8
Financial Services:
Other assets	5.1
Deferred taxes and other liabilities		.1		2.3
	$27.2	$5.5	$.4	$4.1
Gross amounts recognized in Balance Sheets	$213.9	$67.7	$56.3	$44.3
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(8.5)	(8.5)	(.4)	(.4)
Financial Services:
Interest-rate contracts	(9.7)	(9.7)	(8.6)	(8.6)
Pro forma net amount	$195.7	$49.5	$47.3	$35.3

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the amount of (income) expense from derivative financial instruments recognized in the Consolidated Statements of Comprehensive Income:

Three Months Ended March 31,	2020	2019
Truck, Parts and Other:
Cash flow hedges	$(7.2)	$7.8
Net investment hedges	2.5
Total	$(4.7)	$7.8

Financial Services:
Fair value hedges	$.3	$.6
Cash flow hedges	(67.7)	6.7
Total	$(67.4)	$7.3

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31	December 31
	2020	2019
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$91.9	$90.5
Cumulative basis adjustment included in the carrying amount	(1.9)	(.5)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(1.2) and $(1.5) as of March 31, 2020 and December 31, 2019, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 8.3 years.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income (loss) (OCI):

Three Months Ended March 31,	2020		2019
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Gain (loss) recognized in OCI:
Truck, Parts and Other		$70.6		$(16.0)
Financial Services	$55.7		$(14.3)
	$55.7	$70.6	$(14.3)	$(16.0)

The amount of gain recorded in AOCI at March 31, 2020 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $46.1, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains or losses reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil for the three months ended March 31, 2020 and 2019.

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At March 31, 2020, the notional amount of the outstanding net investment hedges was $344.6. For the three months ended March 31, 2020 the pre-tax gain recognized in OCI for the net investment hedges was $15.0.

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

The expense (income) recognized in earnings related to derivatives not designated as hedging instruments was as follows:

Three Months Ended March 31,	2020		2019
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$1.2		$.2
Interest and other (income), net		(25.2)		1.5
Financial Services:
Interest and other borrowing expenses		(12.0)		(6.2)
Selling, general and administrative		(.5)
Total		$(36.5)		$(4.5)

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At March 31, 2020	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$306.9	$306.9
U.S. corporate securities		158.6	158.6
U.S. government and agency securities	$122.5	.9	123.4
Non-U.S. corporate securities		298.2	298.2
Non-U.S. government securities		71.2	71.2
Other debt securities		138.7	138.7
Total marketable debt securities	$122.5	$974.5	$1,097.0
Derivatives
Cross currency swaps		$110.3	$110.3
Interest-rate swaps		2.8	2.8
Foreign-exchange contracts		100.8	100.8
Total derivative assets		$213.9	$213.9
Liabilities:
Derivatives
Cross currency swaps		$10.0	$10.0
Interest-rate swaps		43.3	43.3
Foreign-exchange contracts		14.4	14.4
Total derivative liabilities		$67.7	$67.7

At December 31, 2019	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$320.2	$320.2
U.S. corporate securities		165.7	165.7
U.S. government and agency securities	$128.4	.9	129.3
Non-U.S. corporate securities		349.8	349.8
Non-U.S. government securities		72.4	72.4
Other debt securities		124.7	124.7
Total marketable debt securities	$128.4	$1,033.7	$1,162.1
Derivatives
Cross currency swaps		$43.8	$43.8
Interest-rate swaps		2.0	2.0
Foreign-exchange contracts		10.5	10.5
Total derivative assets		$56.3	$56.3
Liabilities:
Derivatives
Cross currency swaps		$13.5	$13.5
Interest-rate swaps		17.5	17.5
Foreign-exchange contracts		13.3	13.3
Total derivative liabilities		$44.3	$44.3

PACCAR Inc – Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2020		December 31, 2019
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$4,793.9	$4,957.9	$4,914.4	$4,992.2
Liabilities:
Financial Services fixed rate debt	6,104.5	6,253.7	5,925.9	5,990.7

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

Three Months Ended March 31,	2020	2019
Service cost	$32.9	$24.7
Interest on projected benefit obligation	20.6	23.7
Expected return on assets	(47.4)	(44.6)
Amortization of prior service costs	.4	$.4
Recognized actuarial loss	10.3	$4.4
Settlement loss	7.0
Net pension expense	$23.8	$8.6

The components of net pension expense other than service cost are included in Interest and other (income), net on the Consolidated Statements of Comprehensive Income.

During the three months ended March 31, 2020 and 2019, the Company contributed $23.3 and $5.8 to its pension plans, respectively.

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

PACCAR’s financial results for the first quarter of 2020 were impacted by the COVID-19 pandemic, which led to the suspension of truck and engine production at its factories worldwide starting March 24, 2020. Specific first quarter impacts from the pandemic primarily included reduced truck deliveries, increases in other costs associated with suspension of production, higher provisions for losses on financial services receivables as well as some positive impact to aftermarket purchases from dealers stocking up on parts inventory. The Company continued to provide aftermarket support and financial services to its customers who deliver essential goods and services to communities around the world.

First Quarter Financial Highlights:

•	Worldwide net sales and revenues were $5.16 billion in 2020 compared to $6.49 billion in 2019, primarily due to lower truck revenues.
•	Truck revenues were $3.76 billion in 2020 compared to $5.11 billion in 2019 due to lower truck deliveries in all markets, primarily the U.S. and Canada and Europe.
•	Parts sales were $998.6 million in 2020 compared to $1,004.7 million in 2019. In the first quarter of 2020 Parts pre-tax profit was a record $214.7 million.
•

Financial Services revenues were $383.7 million in 2020 compared to $349.5 million in 2019. The increase was primarily the result of higher used truck sales in Europe and higher average earning asset balances in North America.

•	Net income was $359.4 million ($1.03 per diluted share) in 2020 compared to $629.0 million ($1.81 per diluted share) in 2019 primarily reflecting lower Truck operating results.
•	Capital investments increased to $177.1 million in 2020 from $134.3 million in 2019 due to increased product development and facility investments.
•	Research and development (R&D) expenses were $71.0 million in 2020 compared to $78.3 million in 2019.

Peterbilt, Kenworth and DAF are field-testing battery electric, hydrogen fuel cell and hybrid powertrain trucks with customers in North America and Europe.

PACCAR Parts is expanding its logistical footprint and plans to open a new 250,000 square foot Parts Distribution Center (PDC) in Las Vegas, Nevada, and a 160,000 square foot PDC in Ponta Grossa, Brasil, in the second quarter of 2020.

PACCAR Financial Services recently opened a used truck center in Denton, Texas, and plans to open used truck facilities in Prague, Czech Republic and Madrid, Spain this year.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $15.64 billion. PFS issued $631.9 million in medium-term notes during the first three months of 2020 to support new business volume and repay maturing debt.

Truck Outlook

The Company suspended truck production worldwide on March 24, 2020, due to the COVID-19 pandemic. The Company has been implementing social distancing and hygiene protocols in accordance with guidelines of governmental health authorities to ensure the safety of employees when production is resumed. The Company will begin truck production in its various factories when the appropriate protocols are in place and it is permitted by governmental authorities. The Company began truck production at selected factories in Europe and Australia on April 20. Resumption of North American truck production is planned at selected plants in early May. Initial truck production rates at all facilities will be lower than those in effect at the time of the worldwide closure. Production volumes will also be dependent on parts availability from the Company’s suppliers, market demand for trucks and further government directives related to the COVID-19 pandemic. Given the continuing economic uncertainty, the Company is not providing an estimate of the 2020 truck market size.

PACCAR Inc – Form 10-Q

      Parts Outlook

The Company will continue to provide strong aftermarket support to enable the shipment of essential goods and services to communities around the world while following social distancing and hygiene protocols. The Company is not providing specific guidance on expected PACCAR Parts sales growth given the uncertainty surrounding the impact of the pandemic. If general economic weakness persists, freight volumes could decrease and the demand for replacement parts would be adversely affected, resulting in lower parts revenues and operating results.

Financial Services Outlook

PACCAR Financial Services continues to provide financing and leasing services and related support to customers during the COVID-19 pandemic. The growth in the portfolio will be affected by the amount of new truck financing volume. Depending on the length and depth of the economic weakness associated with the pandemic, lower truck sales volume would result in lower volumes of new business. The lower level of economic activity is affecting some industries more than others. The Company does not have a concentration of exposure in any one segment or industry. Although past-dues and credit losses are at low levels, continued economic weakness could result in lower freight volumes which could adversely impact customers operating results and cash flows. The Company has experienced a large number of loan modification requests from customers seeking to conserve cash in this uncertain environment. The requests, which generally seek payment relief for up to three months, are evaluated and granted to credit worthy customers on a case-by-case basis. If economic conditions further worsen, it would likely lead to more credit modification requests, higher past due accounts, increased provisions for credit losses, and lower used truck values.

Capital Spending and R&D Outlook

The Company has reduced capital investments projections in 2020 by $100 million to a range of $525 to $575 million and has lowered R&D by $45 million to a range of $265 to $295 million. The Company is investing for long-term growth in aerodynamic truck models, integrated powertrains including diesel, electric, hybrid and hydrogen fuel cell technologies, advanced driver assistance systems, digital services and next-generation manufacturing and distribution facilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three months ended March 31, 2020 and 2019 are presented below.

($ in millions, except per share amounts)
Three Months Ended March 31,	2020	2019
Net sales and revenues:
Truck	$3,757.6	$5,107.3
Parts	998.6	1,004.7
Other	21.8	26.1
Truck, Parts and Other	4,778.0	6,138.1
Financial Services	383.7	349.5
	$5,161.7	$6,487.6
Income (loss) before income taxes:
Truck	$183.1	$517.0
Parts	214.7	207.6
Other	1.3	(8.5)
Truck, Parts and Other	399.1	716.1
Financial Services	48.3	84.0
Investment income	14.8	19.3
Income taxes	(102.8)	(190.4)
Net income	$359.4	$629.0
Diluted earnings per share	$1.03	$1.81
After-tax return on revenues	7.0%	9.7%

PACCAR Inc – Form 10-Q

The following provides an analysis of the results of operations for the Company’s three reportable segments - Truck, Parts and Financial Services. Where possible, the Company has quantified the impact of factors identified in the following discussion and analysis. In cases where it is not possible to quantify the impact of factors, the Company lists them in estimated order of importance. Factors for which the Company is unable to specifically quantify the impact include market demand, fuel prices, freight tonnage, economic conditions and COVID-19 related factors affecting the Company’s results of operations.

2020 Compared to 2019:

Truck

The Company’s Truck segment accounted for 73% of revenues in the first quarter of 2020 compared to 79% in the first quarter of 2019.

The Company’s new truck deliveries are summarized below:

Three Months Ended March 31,	2020	2019	% CHANGE
U.S. and Canada	22,200	28,900	(23)
Europe	11,600	16,900	(31)
Mexico, South America, Australia and other	4,600	5,700	(19)
Total units	38,400	51,500	(25)

The decrease in new truck deliveries worldwide in the first quarter of 2020 compared to the same period of 2019 is driven primarily by lower build rates, including the suspension of worldwide truck production on March 24, 2020.

Market share data discussed below is provided by third party sources and is measured by either registrations or retail sales for the Company’s dealer network as a percentage of total registrations or retail sales depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In the first quarter of 2020, industry retail sales in the heavy-duty market in the U.S. and Canada decreased to 52,900 units from 70,300 units in the same period of 2019. The Company’s heavy-duty truck retail market share was 30.4% in the first quarter of 2020 compared to 27.0% in the first quarter of 2019. The medium-duty market was 20,600 units in the first quarter of 2020 compared to 28,900 units in the same period of 2019. The Company’s medium-duty market share was 23.4% in the first quarter of 2020 compared to 13.7% in the first quarter of 2019.

The over 16‑tonne truck market in Europe in the first quarter of 2020 was 62,900 units compared to 85,900 units in the first quarter of 2019. DAF EU over 16‑tonne market share was 16.7% in the first quarter of 2020 compared to 17.1% in the same period of 2019. The 6 to 16‑tonne market in the first quarter of 2020 was 10,800 units compared to 12,600 units in the first quarter of 2019. DAF market share in the 6 to 16-tonne market was 10.6% in both the first quarter of 2020 and 2019.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Three Months Ended March 31,	2020	2019	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$2,416.4	$3,213.0	(25)
Europe	919.6	1,355.0	(32)
Mexico, South America, Australia and other	421.6	539.3	(22)
	$3,757.6	$5,107.3	(26)
Truck income before income taxes	$183.1	$517.0	(65)
Pre-tax return on revenues	4.9%	10.1%

The Company’s worldwide truck net sales and revenues in the first quarter decreased to $3.76 billion in 2020 compared to $5.11 billion in 2019 primarily due to lower truck unit deliveries in the U.S. and Canada and Europe, as well as unfavorable currency translation effects.

For the first quarter of 2020, Truck segment income before taxes and pretax return on revenues reflect the impact of lower truck unit deliveries and lower margins, driven primarily by lower build rates as a result of lower retail demand and the additional impact from worldwide plant closures as a result of COVID-19 pandemic.

PACCAR Inc – Form 10-Q

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2020 and 2019 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended March 31, 2019	$5,107.3	$4,468.9	$638.4
(Decrease) Increase
Truck sales volume	(1,290.6)	(1,052.4)	(238.2)
Average truck sales prices	4.0		4.0
Average per truck material, labor and other direct costs		85.5	(85.5)
Factory overhead and other indirect costs		(13.7)	13.7
Extended warranties, operating leases and other	(12.5)	15.9	(28.4)
Currency translation	(50.6)	(46.9)	(3.7)
Total decrease	(1,349.7)	(1,011.6)	(338.1)
Three Months Ended March 31, 2020	$3,757.6	$3,457.3	$300.3

•

Truck sales volume reflects lower unit deliveries, primarily in the U.S. and Canada ($803.5 million sales and $652.7 million cost of sales), Europe ($374.5 million sales and $309.1 million cost of sales) and Mexico ($77.8 million sales and $63.8 million cost of sales), due to reduced retail demand and the late March impact of the worldwide production suspension due to the COVID-19 pandemic.

•	Average truck sales prices increased sales by $4.0 million due to slightly higher price realization in all markets except Europe.
•	Average cost per truck increased cost of sales by $85.5 million, primarily reflecting higher accruals for product support costs and increased labor costs.
•	Factory overhead and other indirect costs decreased $13.7 million primarily due to lower supplies and maintenance costs.
•

Extended warranties, operating leases and other revenues decreased by $12.5 million primarily due to lower revenues from operating leases as a result of decreasing portfolio. Cost of sales increased by $15.9 million primarily due to higher costs on extended warranty contracts in the U.S., service contracts and higher impairments and losses on used trucks in Europe, partially offset by lower costs from operating leases.

•

The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro, the Australian dollar and the Brazilian real.

•	Truck gross margin was 8.0% in the first quarter of 2020 compared to 12.5% in the same period of 2019 due to the factors noted above.

Truck SG&A expense decreased in the first quarter of 2020 to $60.9 million from $61.7 million in 2019, primarily due to lower sales and marketing costs, salaries and related expenses and favorable currency translation effects, partially offset by higher professional fees. As a percentage of sales, Truck SG&A increased to 1.6% in the first quarter of 2020 from 1.2% in the first quarter of 2019 due to lower net sales.

Parts

The Company’s Parts segment accounted for 19% of revenues in the first quarter of 2020 compared to 15% in the first quarter of 2019.

($ in millions)
Three Months Ended March 31,	2020	2019	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$685.9	$682.7
Europe	223.3	231.5	(4)
Mexico, South America, Australia and other	89.4	90.5	(1)
	$998.6	$1,004.7	(1)
Parts income before income taxes	$214.7	$207.6	3
Pre-tax return on revenues	21.5%	20.7%

PACCAR Inc – Form 10-Q

The Company’s worldwide parts net sales and revenues for the first quarter decreased slightly to $998.6 million in 2020 from $1,004.7 million in 2019 primarily due to lower volume and unfavorable currency translation, partially offset by higher prices.

For the first quarter of 2020, the increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher margins, partially offset by unfavorable currency translation.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2020 and 2019 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended March 31, 2019	$1,004.7	$726.3	$278.4
(Decrease) Increase
Aftermarket parts volume	(25.3)	(17.8)	(7.5)
Average aftermarket parts sales prices	29.6		29.6
Average aftermarket parts direct costs		5.3	(5.3)
Warehouse and other indirect costs		6.9	(6.9)
Currency translation	(10.4)	(6.5)	(3.9)
Total (decrease) increase	(6.1)	(12.1)	6.0
Three Months Ended March 31, 2020	$998.6	$714.2	$284.4

•	Aftermarket parts sales volume decreased by $25.3 million and related cost of sales decreased by $17.8 million primarily due to lower demand in North America and Europe.
•	Average aftermarket parts sales prices increased sales by $29.6 million primarily due to higher price realization in North America.
•	Average aftermarket parts direct costs increased $5.3 million due to higher material costs.
•	Warehouse and other indirect costs increased $6.9 million primarily due to higher salaries and related expenses and higher maintenance costs.
•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro and the Australian dollar.
•	Parts gross margins in the first quarter of 2020 increased to 28.5% from 27.7% in the first quarter of 2019 due to the factors noted above.

Parts SG&A expense decreased in the first quarter to $49.3 million in 2020 from $51.3 million in 2019, primarily due to lower sales and marketing costs. As a percentage of sales, Parts SG&A decreased to 4.9% in the first quarter of 2020 from 5.1% in the first quarter of 2019.

PACCAR Inc – Form 10-Q

Financial Services

The Company’s Financial Services segment accounted for 7% of revenues in the first quarter of 2020 compared to 5% in the same period of 2019.

($ in millions)
Three Months Ended March 31,	2020	2019	% CHANGE
New loan and lease volume:
U.S. and Canada	$667.4	$645.8	3
Europe	300.6	326.0	(8)
Mexico, Australia and other	158.0	188.1	(16)
	$1,126.0	$1,159.9	(3)
New loan and lease volume by product:
Loans and finance leases	$865.3	$904.5	(4)
Equipment on operating lease	260.7	255.4	2
	$1,126.0	$1,159.9	(3)
New loan and lease unit volume:
Loans and finance leases	7,900	8,340	(5)
Equipment on operating lease	2,660	2,700	(1)
	10,560	11,040	(4)
Average earning assets:
U.S. and Canada	$9,350.0	$8,324.9	12
Europe	3,569.0	3,622.2	(1)
Mexico, Australia and other	1,823.7	1,794.0	2
	$14,742.7	$13,741.1	7
Average earning assets by product:
Loans and finance leases	$8,992.1	$8,529.2	5
Dealer wholesale financing	2,570.3	2,212.6	16
Equipment on lease and other	3,180.3	2,999.3	6
	$14,742.7	$13,741.1	7
Revenues:
U.S. and Canada	$203.2	$196.1	4
Europe	119.1	91.2	31
Mexico, Australia and other	61.4	62.2	(1)
	$383.7	$349.5	10
Revenue by product:
Loans and finance leases	$116.4	$113.7	2
Dealer wholesale financing	25.7	23.4	10
Equipment on lease and other	241.6	212.4	14
	$383.7	$349.5	10
Income before income taxes	$48.3	$84.0	(43)

New loan and lease volume was $1,126.0 million in the first quarter of 2020 compared to $1,159.9 million in the first quarter of 2019, reflecting lower new loan and lease volume in Europe and Mexico, partially offset by higher volume in the U.S. and Canada. PFS finance market share on new PACCAR truck sales was 24.6% in the first quarter of 2020 compared to 21.9% in the first quarter of 2019.

In the first quarter of 2020, PFS revenues increased to $383.7 million from $349.5 million in 2019. The increase was primarily due to higher used truck sales in Europe and revenue on higher average earning assets in North America, partially offset by lower portfolio yields reflecting lower market interest rates in North America and the effects of translating weaker foreign currencies to the U.S. dollar. The effects of currency translation decreased PFS revenues by $5.9 million in the first quarter of 2020, primarily due to a weaker euro and Mexican peso.

PACCAR Inc – Form 10-Q

PFS income before income taxes decreased to $48.3 million in the first quarter of 2020 from $84.0 million in the first quarter of 2019, primarily due to lower used truck results and a higher provision for credit losses. The effects of translating weaker foreign currencies to the U.S. dollar decreased PFS income before income taxes by $1.0 million for the first quarter of 2020.

Included in Financial Services “Other assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $416.2 million at March 31, 2020 and $391.4 million at December 31, 2019. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized losses on used trucks, excluding repossessions, of $26.3 million in the first quarter of 2020 compared to $7.0 million in the first quarter of 2019, including losses on multiple unit transactions of $7.5 million in the first quarter of 2020 compared to $3.3 million in the first quarter of 2019. Used truck losses related to repossessions, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for either the first quarter of 2020 or 2019.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the three months ended March 31, 2020 and 2019 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended March 31, 2019	$137.1	$53.4	$83.7
Increase (decrease)
Average finance receivables	12.0		12.0
Average debt balances		5.7	(5.7)
Yields	(4.5)		(4.5)
Borrowing rates		(2.1)	2.1
Currency translation and other	(2.5)	(.6)	(1.9)
Total increase	5.0	3.0	2.0
Three Months Ended March 31, 2020	$142.1	$56.4	$85.7
•

Average finance receivables increased $973.1 million (excluding foreign exchange effects) in the first quarter of 2020 as a result of retail portfolio new business volume exceeding collections and higher dealer wholesale balances.

•

Average debt balances increased $1,126.3 million (excluding foreign exchange effects) in the first quarter of 2020. The higher average debt balances reflect funding for a higher average earning assets portfolio, which includes loans, finance leases, wholesale and equipment on operating lease.

•	Lower portfolio yields (4.9% in 2020 compared to 5.2% in 2019) decreased interest and fees by $4.5 million. The lower portfolio yields were primarily due to lower market rates in North America.
•	Lower borrowing rates (2.0% in 2020 compared to 2.1% in 2019) were primarily due to lower debt market rates in North America.
•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro, the Mexican peso, the Australian dollar and the Brazilian real.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Three Months Ended March 31,	2020	2019
Operating lease and rental revenues	$210.6	$205.8
Used truck sales and other	31.0	6.6
Operating lease, rental and other revenues	$241.6	$212.4
Depreciation of operating lease equipment	$162.9	$143.4
Vehicle operating expenses	38.6	31.9
Cost of used truck sales and other	27.9	2.1
Depreciation and other expenses	$229.4	$177.4

PACCAR Inc – Form 10-Q

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended March 31, 2020 and 2019 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended March 31, 2019	$212.4	$177.4	$35.0
Increase (decrease)
Used truck sales	24.6	25.7	(1.1)
Results on returned lease assets		16.8	(16.8)
Average operating lease assets	5.3	4.8	.5
Revenue and cost per asset	3.3	8.1	(4.8)
Currency translation and other	(4.0)	(3.4)	(.6)
Total increase (decrease)	29.2	52.0	(22.8)
Three Months Ended March 31, 2020	$241.6	$229.4	$12.2
•

A higher sales volume of used trucks received on trade and upon RVG contract expiration increased operating lease, rental and other revenues by $24.6 million and increased depreciation and other expenses by $25.7 million.

•

Results on returned lease assets increased depreciation and other expenses by $16.8 million primarily due to higher losses on sales of returned lease units in the U.S. and higher impairments in the U.S. and Europe as a result of lower truck market values.

•	Average operating lease assets increased $222.8 million (excluding foreign exchange effects), which increased revenues by $5.3 million and related depreciation and other expenses by $4.8 million.
•

Revenue per asset increased $3.3 million primarily due to higher rental income, partially offset by lower fleet utilization. Cost per asset increased $8.1 million due to higher depreciation expense and higher vehicle operating expenses.

•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

Financial Services SG&A expense was $32.6 million in the first quarter of 2020 compared to $32.5 million in 2019. As a percentage of revenues, Financial Services SG&A decreased to 8.5% in the first quarter of 2020 from 9.3% in the same period of 2019 driven by higher revenues.

The following table summarizes the provision for losses on receivables and net charge-offs:

($ in millions)
Three Months Ended March 31,	2020		2019
	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$10.8	$7.2	$3.4	$.8
Europe	4.3	.9	(2.4)	(2.4)
Mexico, Australia and other	1.9	1.1	1.2	.9
	$17.0	$9.2	$2.2	$(.7)

The provision for losses on receivables was $17.0 million for the first quarter of 2020 compared to $2.2 million for the same period in 2019. The increase in provision for losses in 2020 compared to 2019 was primarily driven by a higher loss provision due to weakening economic conditions related to the COVID-19 pandemic and the credit loss on a large fleet in the U.S. The provision for losses in 2019 also included recoveries on charged-off accounts in Europe.

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

PACCAR Inc – Form 10-Q

The post-modification balance of accounts modified during the three months ended March 31, 2020 and 2019 are summarized below:

($ in millions)
Three Months Ended March 31,	2020		2019
	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$76.6	3.5%	$67.1	3.1%
Insignificant delay	146.6	6.6%	23.9	1.1%
Credit – no concession	12.0	.5%	5.5	.3%
Credit – TDR	23.5	1.1%	.8
	$258.7	11.7%	$97.3	4.5%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first quarter of 2020, total modification activity increased compared to the first quarter of 2019. The increase in modifications for Commercial reasons primarily reflects higher volumes of refinancing. The increase in modifications for Insignificant delay reflects more fleet customers requesting payment relief for up to three months, as certain customers have concerns related to COVID-19. The increase in modifications for Credit – no concession is primarily due to four fleet customers in Mexico. The increase in modification for Credit –TDR is primarily due to two fleet customers in the U.S. and one fleet customer in Mexico.

The following table summarizes the Company’s 30+ days past due accounts:

	March 31 2020	December 31 2019	March 31 2019
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.5%	.4%	.4%
Europe	1.0%	.7%	.6%
Mexico, Australia and other	2.3%	2.0%	1.8%
Worldwide	.8%	.7%	.6%

Accounts 30+ days past due increased slightly to .8% at March 31, 2020 from .7% at December 31, 2019, and remain at low levels. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $8.0 million of accounts worldwide during the first quarter of 2020, $1.7 million during the fourth quarter of 2019 and $4.4 million during the first quarter of 2019 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31 2020	December 31 2019	March 31 2019
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.6%	.4%	.4%
Europe	1.0%	.7%	.6%
Mexico, Australia and other	2.6%	2.1%	2.1%
Worldwide	.9%	.7%	.7%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2020, December 31, 2019 and March 31, 2019. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2020, December 31, 2019 and March 31, 2019.

The Company’s annualized pre-tax return on average assets for Financial Services decreased to 1.2% for the first quarter of 2020 from 2.3% for the same period in 2019 as a result of lower results with higher average assets balance.

PACCAR Inc – Form 10-Q

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the first quarter of 2020 and 2019. Other SG&A decreased to $21.2 million for the first quarter of 2020 from $23.9 million for the first quarter of 2019 primarily due to lower compensation costs and lower professional fees.

For the first quarter, Other income (loss) before tax was $1.3 million in 2020 compared to $(8.5) million in 2019. The income in the first quarter of 2020 compared to loss in the same period of 2019 was primarily due to lower expected costs to resolve certain environmental matters and lower salaries and related expenses, partially offset by lower results from the winch business.

Investment income for the first quarter decreased to $14.8 million in 2020 from $19.3 million in 2019. The lower investment income in the first quarter of 2020 was primarily due to lower yields on U.S. investments due to lower market interest rates.

Income Taxes

The effective tax rate for the first quarter of 2020 was 22.2% compared to 23.2% for the first quarter of 2019, primarily due to the increase in mix of income generated in jurisdictions with lower tax rates.

($ in millions)
Three Months Ended March 31,	2020	2019
Domestic income before taxes	$309.3	$549.6
Foreign income before taxes	152.9	269.8
Total income before taxes	$462.2	$819.4
Domestic pre-tax return on revenues	10.6%	15.0%
Foreign pre-tax return on revenues	6.8%	9.5%
Total pre-tax return on revenues	9.0%	12.6%

For the first quarter of 2020, both domestic and foreign income before income taxes and pre-tax return on revenues decreased primarily due to lower revenues and lower margins from truck operations.

LIQUIDITY AND CAPITAL RESOURCES:

	March 31	December 31
($ in millions)	2020	2019
Cash and cash equivalents	$3,323.1	$4,175.1
Marketable debt securities	1,097.0	1,162.1
	$4,420.1	$5,337.2

The Company’s total cash and marketable debt securities at March 31, 2020 decreased $917.1 million from the balances at December 31, 2019, primarily due to a decrease in cash and cash equivalents reflecting $907.4 million of dividends paid during the first quarter of 2020.

The change in cash and cash equivalents is summarized below:

($ in millions)
Three Months Ended March 31,	2020	2019
Operating activities:
Net income	$359.4	$629.0
Net income items not affecting cash	287.3	252.3
Changes in operating assets and liabilities, net	(220.8)	(518.3)
Net cash provided by operating activities	425.9	363.0
Net cash used in investing activities	(379.8)	(400.7)
Net cash used in financing activities	(833.7)	(550.3)
Effect of exchange rate changes on cash	(64.4)	(5.3)
Net decrease in cash and cash equivalents	(852.0)	(593.3)
Cash and cash equivalents at beginning of period	4,175.1	3,435.9
Cash and cash equivalents at end of period	$3,323.1	$2,842.6

Operating activities: Cash provided by operations increased by $62.9 million to $425.9 million in the first quarter of 2020 from $363.0 million in 2019. Higher operating cash flows reflect a higher cash inflows of $461.9 from accounts receivables as collections

PACCAR Inc – Form 10-Q

exceeded sales in 2020 ($19.4 million) compared to sales exceeding collections in 2019 ($442.5 million). Additionally, higher operating cash flows reflect a lower increase in Financial Services segment wholesale receivables of $395.9 million. The higher cash inflows were partially offset by lower cash inflows of $449.6 million from accounts payable and accrued expenses as payments for goods and services exceeded purchases by $44.3 million in 2020 compared to goods and services received which exceeded payments by $405.3 million in 2019. In addition, net income was lower by $269.6 million and net purchases of inventories were higher by $76.2 million.

Investing activities:  Cash used in investing activities decreased by $20.9 million to $379.8 million in the first quarter of 2020 from $400.7 million in 2019. Lower net cash used in investing activities reflects a $96.5 million increase from marketable debt securities, as there were $40.5 million in net proceeds from sales of marketable debt securities in the first quarter of 2020 compared to $56.0 million in net purchases of marketable debt securities in 2019. In addition, there were lower net originations from retail loans and financing leases of $58.2 million. This was partially offset by higher payments for property, plant and equipment of $73.6 million and lower proceeds from asset disposals of $51.4 million.

Financing activities:  Cash used in financing activities increased by $283.4 million to $833.7 million for the first quarter of 2020 from $550.3 million in 2019. In the first quarter of 2020, the Company issued $710.0 million of term debt, repaid term debt of $467.6 million and decreased its outstanding commercial paper and short-term bank loans by $133.5 million. In the first quarter of 2019, the Company issued $636.7 million of term debt, repaid term debt of $250.0 million and decreased its outstanding commercial paper and short-term bank loans by $113.9 million. This resulted in cash provided by borrowing activities of $108.9 million in the first quarter of 2020, $163.9 million lower than the cash provided by borrowing activities of $272.8 million in 2019. The Company paid $907.4 million in dividends in the first quarter of 2020 compared to $806.1 million in 2019 due to a higher extra dividend paid in January 2020. In addition, the Company repurchased .7 million shares of common stock for $41.5 million in the first quarter of 2020 compared to the purchase of .5 million shares for $32.9 million in the same period last year.

Credit Lines and Other

The Company has line of credit arrangements of $3.49 billion, of which $3.23 billion were unused at March 31, 2020. Included in these arrangements are $3.00 billion of committed bank facilities, of which $1.00 billion expires in June 2020, $1.00 billion expires in June 2023 and $1.00 billion expires in June 2024. The Company is in the process of renewing the facility expiring June 2020 with a new $1.00 billion facility expiring June 2021. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the three months ended March 31, 2020.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of March 31, 2020, the Company has repurchased $110.0 million of shares under the December 4, 2018 authorization. The Company has temporarily suspended its repurchases as a result of the economic uncertainty related to the COVID‑19 pandemic.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for property, plant and equipment in the first quarter of 2020 were $173.1 million compared to $134.3 million for the same period of 2019. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $6.94 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2020, capital investments are expected to be $525 to $575 million and R&D is expected to be $265 to $295 million. The Company is investing for long-term growth in aerodynamic truck models, integrated powertrains including diesel, electric, hybrid and hydrogen fuel cell technologies, advanced driver assistance systems, digital services and next-generation manufacturing and distribution capabilities.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

PACCAR Inc – Form 10-Q

In November 2018, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of March 31, 2020 was $5.45 billion. In April 2020, PFC issued $400.0 million of medium-term notes under this registration. The registration expires in November 2021 and does not limit the principal amount of debt securities that may be issued during that period.

As of March 31, 2020, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.10 billion available for issuance under a €2.50 billion medium-term note program listed on the Professional Securities Market of the London Stock Exchange. This program replaced an expiring program in the second quarter of 2019 and is renewed annually through the filing of a new listing.

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At March 31, 2020, 7.50 billion pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL), registered a medium-term note program.  The program does not limit the principal amount of debt securities that may be issued under the program.  The total amount of medium-term notes outstanding for PFPL as of March 31, 2020 was 300.0 million Australian dollars.

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

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions or other regulations or tariffs resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs; pandemics; litigation, including EC settlement-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the headings Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019 and in Part II, Item 1, “Legal Proceedings” and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

PACCAR Inc – Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2020. For additional information, refer to Item 7A as presented in the 2019 Annual Report on Form 10‑K.

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

PACCAR Inc – Form 10-Q

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the three months ended March 31, 2020.

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

ITEM 1A.RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2019 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2020, except for the following update regarding the COVID-19 pandemic.

COVID-19 Pandemic. The COVID-19 pandemic and various governmental responses to contain the outbreak have resulted in a severe reduction in global economic activity. National and local governments have issued various stay-at-home orders, travel restrictions and border closures affecting consumers and businesses. The Company’s operations have been designated as essential businesses in many jurisdictions as they support the transport of food, medical supplies and other essential materials which means the Company may operate under certain conditions including ensuring employee health and safety is maintained. It is uncertain when and under what conditions the various restrictions will be lifted. Once restrictions are lifted they may be re-imposed. These restrictions and the resultant lower economic activity are having an adverse effect on the Company’s revenues and operating results. The Company’s workforce at a given location could be affected by a localized outbreak of COVID-19, necessitating facility shutdowns. As a result of pandemic related operating restrictions, if one or more of the Company’s suppliers could not produce needed parts or not produce at sufficient volumes to support the Company’s production plans or aftermarket requirements, revenues and operating results could be adversely affected.

The full extent and duration of the adverse effect on the Company’s business is uncertain and depends on the severity of the pandemic and how quickly and to what extent global and local economies are able to recover from the effects of the pandemic. Prolonged unemployment, changes in consumer behavior as a result of COVID-19, as well as other pandemic related economic factors such as business failures, lower housing and construction starts, lower automobile sales and disruptions in financial markets could have further adverse effects on the Company’s truck and parts revenues and operating results and may result in higher finance portfolio past dues, credit losses and used truck losses. Other unforeseen impacts of the COVID-19 pandemic could also impact the Company’s business and results of operations.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the three months ended March 31, 2020.

(c)	Issuer purchases of equity securities.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of March 31, 2020, the Company has repurchased $110.0 million of shares under this plan. The following are details of repurchases made for the first quarter of 2020:

	Total Number of	Average	Maximum Dollar
	Shares	Price Paid	Value that May Yet
Period	Purchased	per Share	be Purchased
January 1-31, 2020
February 1-29, 2020
March 1-31, 2020	686,008	$59.02	$390,001,046
Total	686,008	$59.02	$390,001,046

PACCAR Inc – Form 10-Q

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2018	3(i)	001-14817

		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 24, 2020	3(i)	001-14817

(ii)		Bylaws:

		Sixth Amended and Restated Bylaws of PACCAR Inc	8-K	December 7, 2018	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series N (PACCAR Financial Corp.)	S-3	November 7, 2012	4.2 and 4.3	333-184808

	(c)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(d)	Forms of Medium-Term Note, Series P (PACCAR Financial Corp.)	S-3	November 2, 2018	4.2 and 4.3	333-228141

	(e)	Terms and Conditions of the Notes applicable to the €1,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Base Prospectus dated May 9, 2014	10-Q	November 6, 2014	4(h)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2016	10-K	February 21, 2017	4(i)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 10, 2017	10-Q	August 4, 2017	4(h)	001-14817

	(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2018	10-Q	August 3, 2018	4(h)	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(i)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated July 4, 2019	10-Q	October 30, 2019	4(i)	001-14817

	(j)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(j)	001-14817

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

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 10, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	Appendix A	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(f)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

	(g)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	10-K	February 19, 2020	10(g)	001-14817

	(h)	PACCAR Inc Long Term Incentive Plan	10-K	February 19, 2020	10(h)	001-14817

	(i)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

	(j)	PACCAR Inc Long Term Incentive Plan, 2014 Form of Nonstatutory Stock Option Agreement	10-Q	August 7, 2013	10(l)	001-14817

	(k)	PACCAR Inc Long Term Incentive Plan, 2016 Restricted Stock Award Agreement	10-Q	August 6, 2015	10(q)	001-14817

	(l)	PACCAR Inc Long Term Incentive Plan, 2018 Form of Restricted Stock Award Agreement	10-K	February 21, 2019	10(m)	001-14817

	(m)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Unit Agreement	10-K	February 21, 2019	10(n)	001-14817

	(n)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

	(o)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	8-K	May 16, 2007	10.1	001-14817

PACCAR Inc – Form 10-Q

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

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

		10-K	February 19, 2020	10(r)	001-14817

(s)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Deferred Restricted Stock Unit Grant Agreement	10-K	February 26, 2015	10(t)	001-14817

(t)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Restricted Stock Grant Agreement	10-K	February 26, 2015	10(u)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document*

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	filed herewith

PACCAR Inc – Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	May 4, 2020	By	/s/ M. T. Barkley
M. T. Barkley
Senior Vice President and Controller
(Authorized Officer and Chief Accounting Officer)