Form 10-Q
period 2020-09-30
PACCAR INC
filed 2020-11-02
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Common Stock, $1 par value — 346,439,802 shares as of October 29, 2020

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
TRUCK, PARTS AND OTHER:
Net sales and revenues	$4,538.4	$6,004.2	$12,018.3	$18,408.8

Cost of sales and revenues	3,958.3	5,106.8	10,589.4	15,665.6
Research and development	64.7	82.2	202.2	243.0
Selling, general and administrative	100.4	136.8	325.7	413.5
Interest and other (income), net	(13.0)	(11.6)	(45.6)	(31.7)
	4,110.4	5,314.2	11,071.7	16,290.4
Truck, Parts and Other Income Before Income Taxes	428.0	690.0	946.6	2,118.4

FINANCIAL SERVICES:
Interest and fees	127.7	148.3	396.0	433.2
Operating lease, rental and other revenues	269.9	214.5	745.6	640.5
Revenues	397.6	362.8	1,141.6	1,073.7

Interest and other borrowing expenses	45.2	59.6	148.5	173.0
Depreciation and other expenses	262.5	195.3	716.0	556.3
Selling, general and administrative	31.3	35.8	90.2	101.8
Provision for losses on receivables	3.1	5.6	27.6	11.8
	342.1	296.3	982.3	842.9
Financial Services Income Before Income Taxes	55.5	66.5	159.3	230.8
Investment income	6.4	21.1	30.2	62.2
Total Income Before Income Taxes	489.9	777.6	1,136.1	2,411.4
Income taxes	104.4	169.7	243.5	554.8
Net Income	$385.5	$607.9	$892.6	$1,856.6

Net Income Per Share
Basic	$1.11	$1.75	$2.57	$5.35
Diluted	$1.11	$1.75	$2.57	$5.34

Weighted Average Number of Common Shares Outstanding
Basic	346.8	346.6	346.7	346.9
Diluted	347.6	347.2	347.3	347.6

Comprehensive Income	$486.4	$480.1	$803.7	$1,765.1

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Millions)

	September 30	December 31
	2020	2019*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$3,218.9	$4,007.3
Trade and other receivables, net (allowance for losses: 2020 - $.5, 2019 - $.6)	1,364.7	1,306.1
Marketable debt securities (amortized cost: 2020 - $1,173.8, 2019 - $1,154.0; allowance for credit losses: none)	1,194.3	1,162.1
Inventories, net	1,124.5	1,153.2
Other current assets	541.5	388.0
Total Truck, Parts and Other Current Assets	7,443.9	8,016.7

Equipment on operating leases, net	452.3	545.5
Property, plant and equipment, net	3,137.8	2,883.8
Other noncurrent assets, net	922.2	843.7
Total Truck, Parts and Other Assets	11,956.2	12,289.7

FINANCIAL SERVICES:
Cash and cash equivalents	125.4	167.8
Finance and other receivables, net (allowance for losses: 2020 - $124.7, 2019 - $112.4)	11,324.5	12,086.0
Equipment on operating leases, net	2,982.7	3,102.6
Other assets	844.9	715.0
Total Financial Services Assets	15,277.5	16,071.4
	$27,233.7	$28,361.1

*	The December 31, 2019 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Millions)

	September 30	December 31
	2020	2019*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$3,399.3	$3,194.2
Dividend payable		796.5
Total Truck, Parts and Other Current Liabilities	3,399.3	3,990.7
Residual value guarantees and deferred revenues	487.9	587.3
Other liabilities	1,384.1	1,435.1
Total Truck, Parts and Other Liabilities	5,271.3	6,013.1

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	594.3	629.0
Commercial paper and bank loans	2,615.9	4,110.2
Term notes	7,776.5	7,112.5
Deferred taxes and other liabilities	791.3	790.2
Total Financial Services Liabilities	11,778.0	12,641.9

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 347.0 and 346.3 million shares	347.0	346.3
Additional paid-in capital	114.4	61.4
Treasury stock, at cost - .7 million and nil shares	(41.6)
Retained earnings	10,953.6	10,398.5
Accumulated other comprehensive loss	(1,189.0)	(1,100.1)
Total Stockholders' Equity	10,184.4	9,706.1
	$27,233.7	$28,361.1

*	The December 31, 2019 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Nine Months Ended
	September 30
	2020	2019
OPERATING ACTIVITIES:
Net Income	$892.6	$1,856.6
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	186.0	243.1
Equipment on operating leases and other	593.5	549.3
Provision for losses on financial services receivables	27.6	11.8
Other, net	34.7	53.0
Pension contributions	(126.6)	(16.5)
Change in operating assets and liabilities:
Trade and other receivables	(67.2)	(503.4)
Wholesale receivables on new trucks	785.7	(472.8)
Inventories	11.9	(135.2)
Accounts payable and accrued expenses	143.0	468.3
Income taxes, warranty and other	(288.7)	(137.6)
Net Cash Provided by Operating Activities	2,192.5	1,916.6

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(2,611.4)	(2,973.6)
Collections on retail loans and finance leases	2,276.5	2,484.5
Net decrease (increase) in wholesale receivables on used equipment	22.4	(29.9)
Purchases of marketable debt securities	(499.6)	(678.0)
Proceeds from sales and maturities of marketable debt securities	474.1	587.4
Payments for property, plant and equipment	(426.2)	(387.2)
Acquisitions of equipment for operating leases	(706.7)	(1,038.4)
Proceeds from asset disposals	419.3	477.6
Other, net	17.3	1.1
Net Cash Used in Investing Activities	(1,034.3)	(1,556.5)

FINANCING ACTIVITIES:
Payments of cash dividends	(1,128.9)	(1,027.8)
Purchases of treasury stock	(41.6)	(110.2)
Proceeds from stock compensation transactions	41.3	33.8
Net (decrease) increase in commercial paper and short-term bank loans and other	(1,471.0)	636.5
Proceeds from term debt	2,031.3	2,056.2
Payments on term debt	(1,419.1)	(1,677.2)
Net Cash Used in Financing Activities	(1,988.0)	(88.7)
Effect of exchange rate changes on cash	(1.0)	(37.8)
Net (decrease) increase in Cash and Cash Equivalents	(830.8)	233.6
Cash and cash equivalents at beginning of period	4,175.1	3,435.9
Cash and cash equivalents at end of period	$3,344.3	$3,669.5

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of period	$346.5	$347.2	$346.3	$346.6
Stock compensation	.5	.2	.7	.8
Balance at end of period	347.0	347.4	347.0	347.4

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	82.7	105.1	61.4	69.4
Stock compensation	31.7	11.7	53.0	47.4
Balance at end of period	114.4	116.8	114.4	116.8

TREASURY STOCK, AT COST:
Balance at beginning of period	(41.6)	(56.5)
Purchases		(53.7)	(41.6)	(110.2)
Balance at end of period	(41.6)	(110.2)	(41.6)	(110.2)

RETAINED EARNINGS:
Balance at beginning of period	10,679.1	10,301.8	10,398.5	9,275.4
Net income	385.5	607.9	892.6	1,856.6
Cash dividends declared on common stock	(111.0)	(111.0)	(332.9)	(333.3)
Cumulative effect of change in accounting principle			(4.6)
Balance at end of period	10,953.6	10,798.7	10,953.6	10,798.7

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(1,289.9)	(1,062.2)	(1,100.1)	(1,098.5)
Other comprehensive income (loss)	100.9	(127.8)	(88.9)	(91.5)
Balance at end of period	(1,189.0)	(1,190.0)	(1,189.0)	(1,190.0)
Total Stockholders’ Equity	$10,184.4	$9,962.7	$10,184.4	$9,962.7

Cash dividends declared on common stock, per share	$.32	$.32	$.96	$.96

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2019.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Additional shares	758,500	592,700	545,300	617,900
Antidilutive options	646,500	1,842,200	679,000	2,030,100

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

The following table disaggregates Truck, Parts and Other revenues by major sources:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Truck
Truck sales	$3,324.0	$4,784.6	$8,615.7	$14,714.6
Revenues from extended warranties, operating leases and other	180.0	192.8	504.3	582.0
	3,504.0	4,977.4	9,120.0	15,296.6
Parts
Parts sales	987.2	973.2	2,756.6	2,946.0
Revenues from dealer services and other	29.0	27.7	81.9	85.0
	1,016.2	1,000.9	2,838.5	3,031.0
Winch sales and other	18.2	25.9	59.8	81.2
Truck, Parts and Other sales and revenues	$4,538.4	$6,004.2	$12,018.3	$18,408.8

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

Truck sales with RVGs that allow customers the option to return their truck are accounted for as a sale when the customer does not have an economic incentive to return the truck to the Company, or as an operating lease when the customer does have an economic incentive to return the truck. The estimate of customers’ economic incentive to return the trucks is based on an analysis of historical guaranteed buyback value and estimated market value. When truck sales with RVGs are accounted for as a sale, revenue is recognized when the truck is transferred to the customer less an amount for expected returns. Expected return rates are estimated by using a historical weighted average return rate over a five-year period. The estimated value of the truck assets to be returned and the related return liabilities at September 30, 2020 were $558.8 and $588.7, respectively, compared to $473.0 and $503.4 at December 31, 2019, respectively. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $1,117.6 at September 30, 2020.

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with an RVG was $103.8 at September 30, 2020. The Company expects to recognize approximately $18.8 of the remaining deferred revenue in 2020, $48.8 in 2021, $21.4 in 2022, $9.6 in 2023, $5.0 in 2024 and $.2 thereafter. For the three and nine months ended September 30, 2020, total operating lease income from truck sales with RVGs was $26.3 and $76.6, respectively, compared to $43.7 and $133.5 for the three and nine months ended September 30, 2019, respectively.  The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a lease was $384.1 at September 30, 2020.

Aftermarket parts sales allow for returns which are estimated at the time of sale based on historical data. At September 30, 2020, the estimated value of the returned goods asset and the related return liability were $63.8 and $145.3, respectively, compared to $56.3 and $126.3 at December 31, 2019, respectively. Parts dealer services and other revenues are recognized as services are performed.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at September 30, 2020 or December 31, 2019. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled

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

The Company recognized lease income as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	2020	2019	2020	2019
Finance lease income	$45.9	$35.0	$138.3	$107.8
Operating lease income	198.8	194.4	593.3	599.3
Total lease income	$244.7	$229.4	$731.6	$707.1

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

Marketable debt securities at September 30, 2020 and December 31, 2019 consisted of the following:

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At September 30, 2020	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$294.2	$4.8		$299.0
U.S. corporate securities	180.7	3.7		184.4
U.S. government and agency securities	102.9	2.8		105.7
Non-U.S. corporate securities	348.2	5.5	.1	353.6
Non-U.S. government securities	78.8	.5		79.3
Other debt securities	169.0	3.3		172.3
	$1,173.8	$20.6	$.1	$1,194.3

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At December 31, 2019	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$318.1	$2.2	$.1	$320.2
U.S. corporate securities	163.8	1.9		165.7
U.S. government and agency securities	128.4	.9		129.3
Non-U.S. corporate securities	347.7	2.3	.2	349.8
Non-U.S. government securities	72.3	.2	.1	72.4
Other debt securities	123.7	1.1	.1	124.7
	$1,154.0	$8.6	$.5	$1,162.1

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $1.9 and $1.0 and gross realized losses were $.3 and $.4 for the nine months periods ended September 30, 2020 and 2019, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	September 30, 2020		December 31, 2019
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$61.9		$177.0	$31.4
Unrealized losses	.1		.4	.1

The unrealized losses on the investments above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at September 30, 2020 and December 31, 2019. The Company does not currently intend, and it is more likely than not that it will not be required to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Contractual maturities of marketable debt securities at September 30, 2020 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$316.5	$319.1
One to five years	851.9	869.8
Six to ten years	5.2	5.2
More than ten years	.2	.2
	$1,173.8	$1,194.3

Marketable debt securities included nil and $49.7 of variable rate demand obligations (VRDOs) at September 30, 2020 and December 31, 2019, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically. Actual maturities of VRDOs may differ from contractual maturities because these securities may be sold when interest rates are reset.

NOTE D - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last‑in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	September 30	December 31
	2020	2019
Finished products	$627.6	$584.6
Work in process and raw materials	685.5	754.9
	1,313.1	1,339.5
Less LIFO reserve	(188.6)	(186.3)
	$1,124.5	$1,153.2

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Under the LIFO method of accounting (used for approximately 42% of September 30, 2020 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	September 30	December 31
	2020	2019
Loans	$5,518.6	$5,241.7
Finance leases	3,695.0	3,906.7
Dealer wholesale financing	2,079.7	2,907.4
Operating lease receivables and other	155.9	142.6
	11,449.2	12,198.4
Less allowance for losses:
Loans and leases	(117.8)	(104.4)
Dealer wholesale financing	(3.2)	(4.3)
Operating lease receivables and other	(3.7)	(3.7)
	$11,324.5	$12,086.0

Included in Finance and other receivables, net on the Consolidated Balance Sheets is accrued interest receivable (net of allowance for credit losses) of $23.3 and $29.5 as of September 30, 2020 and December 31, 2019, respectively. The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

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

On average, modifications extended contractual terms by approximately three months in 2020 and five months in 2019 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at September 30, 2020 and December 31, 2019.

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

The allowance for credit losses is summarized as follows:

	2020
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL**
Balance at January 1	$4.3	$9.2	$101.4	$3.7	$118.6
Provision for losses	(1.1)	(.8)	28.5	1.0	27.6
Charge-offs			(22.3)	(1.2)	(23.5)
Recoveries			3.6	.4	4.0
Currency translation and other			(1.8)	(.2)	(2.0)
Balance at September 30	$3.2	$8.4	$109.4	$3.7	$124.7

	2019
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$6.8	$10.0	$93.8	$3.2	$113.8
Provision for losses		(.9)	9.7	3.0	11.8
Charge-offs	(.2)		(15.6)	(2.7)	(18.5)
Recoveries			8.8	.1	8.9
Currency translation and other	(.2)	.2	(1.0)	(.1)	(1.1)
Balance at September 30	$6.4	$9.3	$95.7	$3.5	$114.9

*	Operating leases and other trade receivables.
**	The beginning balance has been adjusted for the adoption of ASU 2016-13.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	DEALER		CUSTOMER
At September 30, 2020	WHOLESALE	RETAIL	RETAIL	TOTAL
Amortized cost basis for impaired finance receivables evaluated individually		$1.5	$72.9	$74.4
Allowance for impaired finance receivables determined individually			6.0	6.0
Amortized cost basis for finance receivables evaluated collectively	$2,079.7	1,648.7	7,490.5	11,218.9
Allowance for finance receivables determined collectively	3.2	8.4	103.4	115.0

	DEALER		CUSTOMER
At December 31, 2019	WHOLESALE	RETAIL	RETAIL	TOTAL
Amortized cost basis for impaired finance receivables evaluated individually		$2.3	$47.6	$49.9
Allowance for impaired finance receivables determined individually			6.5	6.5
Amortized cost basis for finance receivables evaluated collectively	$2,907.4	1,643.3	7,455.2	12,005.9
Allowance for finance receivables determined collectively	4.3	9.2	88.7	102.2

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amortized cost basis of finance receivables that are on non-accrual status is as follows:

	September 30	December 31
	2020	2019
Dealer:
Retail	$1.5	$2.3
Customer retail:
Fleet	62.8	40.2
Owner/operator	10.1	7.2
	$74.4	$49.7

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The amortized cost basis of impaired loans as of September 30, 2020 and December 31, 2019 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
				OWNER/
At September 30, 2020	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve			$27.4	$1.9	$29.3
Associated allowance			(1.7)	(.2)	(1.9)
			25.7	1.7	27.4
Impaired loans with no specific reserve		$1.5	1.0	.1	2.6
Net carrying amount of impaired loans		$1.5	$26.7	$1.8	$30.0
Average recorded investment*	$4.9	$1.9	$24.5	$3.0	$34.3

*	Represents the average during the 12 months ended September 30, 2020.

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2019	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve			$10.9	$3.1	$14.0
Associated allowance			(2.1)	(.6)	(2.7)
			8.8	2.5	11.3
Impaired loans with no specific reserve		$2.3	6.7	.4	9.4
Net carrying amount of impaired loans		$2.3	$15.5	$2.9	$20.7
Average recorded investment*	$4.9	$2.4	$18.1	$3.4	$28.8

*	Represents the average during the 12 months ended September 30, 2019.

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Dealer:
Retail		$.1	$.1	$.1
Customer Retail:
Fleet	$.4	.4	1.2	1.0
Owner/operator	.1	.1	.2	.2
	$.5	$.6	$1.5	$1.3

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

	Revolving
At September 30, 2020	Loans	2020	2019	2018	2017	2016	Prior	Total
Dealer:
Wholesale:
Performing	$2,066.3							$2,066.3
Watch	13.4							13.4
At-risk
	$2,079.7							$2,079.7
Retail:
Performing	$23.6	$345.1	$508.8	$285.0	$192.4	$110.1	$162.7	$1,627.7
Watch		2.8	11.0	5.7	1.5			21.0
At-risk						1.5		1.5
	$23.6	$347.9	$519.8	$290.7	$193.9	$111.6	$162.7	$1,650.2
Total Dealer	$2,103.3	$347.9	$519.8	$290.7	$193.9	$111.6	$162.7	$3,729.9

Customer Retail:
Fleet:
Performing		$1,787.1	$2,058.4	$1,306.4	$632.2	$283.7	$100.1	$6,167.9
Watch		12.2	31.2	22.5	18.4	3.0	1.8	89.1
At-risk		17.4	19.9	14.4	8.2	1.8	1.1	62.8
		$1,816.7	$2,109.5	$1,343.3	$658.8	$288.5	$103.0	$6,319.8
Owner/Operator:
Performing		$390.2	$389.0	$248.9	$124.4	$55.5	$15.7	$1,223.7
Watch		1.6	3.8	2.4	1.4	.5	.1	9.8
At-risk		.7	2.8	3.8	1.7	.6	.5	10.1
		$392.5	$395.6	$255.1	$127.5	$56.6	$16.3	$1,243.6
Total Customer Retail		$2,209.2	$2,505.1	$1,598.4	$786.3	$345.1	$119.3	$7,563.4

Total	$2,103.3	$2,557.1	$3,024.9	$1,889.1	$980.2	$456.7	$282.0	$11,293.3

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

	DEALER		CUSTOMER RETAIL
				OWNER/
At September 30, 2020	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,079.7	$1,650.2	$6,277.4	$1,227.4	$11,234.7
31 – 60 days past due			18.1	7.4	25.5
Greater than 60 days past due			24.3	8.8	33.1
	$2,079.7	$1,650.2	$6,319.8	$1,243.6	$11,293.3

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2019	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,907.4	$1,645.6	$6,297.1	$1,140.7	$11,990.8
31 – 60 days past due			23.0	8.7	31.7
Greater than 60 days past due			27.6	5.7	33.3
	$2,907.4	$1,645.6	$6,347.7	$1,155.1	$12,055.8

Troubled Debt Restructurings

The balance of TDRs was $48.2 and $14.1 at September 30, 2020 and December 31, 2019, respectively. At modification date, the pre-modification and post-modification amortized cost basis balances for finance receivables modified during the period by portfolio class are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	AMORTIZED COST BASIS		AMORTIZED COST BASIS
	PRE- MODIFICATION	POST- MODIFICATION	PRE- MODIFICATION	POST- MODIFICATION
Fleet	$7.5	$7.5	$46.5	$46.5
Owner/operator	1.1	1.1	2.2	2.2
	$8.6	$8.6	$48.7	$48.7

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	AMORTIZED COST BASIS		AMORTIZED COST BASIS
	PRE- MODIFICATION	POST- MODIFICATION	PRE- MODIFICATION	POST- MODIFICATION
Fleet	$1.6	$1.6	$2.2	$2.2
Owner/operator	.1	.1	.3	.3
	$1.7	$1.7	$2.5	$2.5

The effect on the allowance for credit losses from such modifications was not significant at September 30, 2020 and 2019.

There were $2.0 and nil finance receivables modified as TDRs during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the nine months ended September 30, 2020 and 2019, respectively. The $2.0 was charged off in the nine months ended September 30, 2020.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at September 30, 2020 and December 31, 2019 was $24.7 and $25.6, respectively. Proceeds from the sales of repossessed assets were $61.7 and $41.2 for the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2020	2019
Balance at January 1	$440.0	$380.2
Cost accruals	217.8	288.7
Payments	(328.1)	(263.6)
Change in estimates for pre-existing warranties	65.1	14.4
Currency translation and other	.1	(7.0)
Balance at September 30	$394.9	$412.7

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2020	2019
Balance at January 1	$801.4	$699.9
Deferred revenues	293.1	378.3
Revenues recognized	(322.1)	(293.5)
Currency translation	6.0	(16.0)
Balance at September 30	$778.4	$768.7

The Company expects to recognize approximately $67.5 of the remaining deferred revenue on extended warranties and R&M contracts in 2020, $266.5 in 2021, $230.5 in 2022, $131.4 in 2023, $57.8 in 2024 and $24.7 thereafter.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Net income	$385.5	$607.9	$892.6	$1,856.6
Other comprehensive (loss) income (OCI):
Unrealized (losses) gains on derivative contracts	(17.9)	(13.6)	1.3	(30.0)
Tax effect	3.4	3.8	.6	8.2
	(14.5)	(9.8)	1.9	(21.8)
Unrealized gains on marketable debt securities		.1	12.4	11.6
Tax effect		.1	(3.0)	(2.8)
		.2	9.4	8.8
Pension plans	3.4	11.0	45.7	21.1
Tax effect	(.6)	(2.7)	(10.8)	(5.0)
	2.8	8.3	34.9	16.1
Foreign currency translation gains (losses)	112.6	(126.5)	(135.1)	(94.6)
Net other comprehensive income (loss)	100.9	(127.8)	(88.9)	(91.5)
Comprehensive income	$486.4	$480.1	$803.7	$1,765.1

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity consisted of the following:

Three Months Ended September 30, 2020	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at July 1, 2020	$1.1	$15.5	$(485.6)	$(820.9)	$(1,289.9)
Recorded into AOCI	(46.9)	.4	(6.4)	112.6	59.7
Reclassified out of AOCI	32.4	(.4)	9.2		41.2
Net other comprehensive (loss) income	(14.5)		2.8	112.6	100.9
Balance at September 30, 2020	$(13.4)	$15.5	$(482.8)	$(708.3)	$(1,189.0)

Three Months Ended September 30, 2019	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at July 1, 2019	$(10.0)	$6.3	$(470.0)	$(588.5)	$(1,062.2)
Recorded into AOCI	20.0	.3	4.2	(126.5)	(102.0)
Reclassified out of AOCI	(29.8)	(.1)	4.1		(25.8)
Net other comprehensive (loss) income	(9.8)	.2	8.3	(126.5)	(127.8)
Balance at September 30, 2019	$(19.8)	$6.5	$(461.7)	$(715.0)	$(1,190.0)

Nine Months Ended September 30, 2020	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2020	$(15.3)	$6.1	$(517.7)	$(573.2)	$(1,100.1)
Recorded into AOCI	14.5	10.6	2.4	(135.1)	(107.6)
Reclassified out of AOCI	(12.6)	(1.2)	32.5		18.7
Net other comprehensive income (loss)	1.9	9.4	34.9	(135.1)	(88.9)
Balance at September 30, 2020	$(13.4)	$15.5	$(482.8)	$(708.3)	$(1,189.0)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Nine Months Ended September 30, 2019	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2019	$2.0	$(2.3)	$(477.8)	$(620.4)	$(1,098.5)
Recorded into AOCI	(10.9)	9.0	3.5	(94.6)	(93.0)
Reclassified out of AOCI	(10.9)	(.2)	12.6		1.5
Net other comprehensive (loss) income	(21.8)	8.8	16.1	(94.6)	(91.5)
Balance at September 30, 2019	$(19.8)	$6.5	$(461.7)	$(715.0)	$(1,190.0)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	September 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2020	2019
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$(10.6)	$(3.2)
	Cost of sales and revenues	2.5	(.3)
	Interest and other (income), net	(.4)	(.1)
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	50.5	(35.0)
	Pre-tax expense increase (reduction)	42.0	(38.6)
	Tax (benefit) expense	(9.6)	8.8
	After-tax expense increase (reduction)	32.4	(29.8)
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.6)	(.2)
	Tax expense	.2	.1
	After-tax income reduction	(.4)	(.1)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	11.1	5.0
Prior service costs	Interest and other (income), net	.4	.4
Settlement loss	Interest and other (income), net	.5
	Pre-tax expense increase	12.0	5.4
	Tax benefit	(2.8)	(1.3)
	After-tax expense increase	9.2	4.1
Total reclassifications out of AOCI		$41.2	$(25.8)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

		Nine Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	September 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2020	2019
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$(22.2)	$13.9
	Cost of sales and revenues	.2	(4.0)
	Interest and other (income), net	(5.2)	.6
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	13.2	(23.3)
	Pre-tax expense reduction	(14.0)	(12.8)
	Tax expense	1.4	1.9
	After-tax expense reduction	(12.6)	(10.9)
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(1.6)	(.3)
	Tax expense	.4	.1
	After-tax income reduction	(1.2)	(.2)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	33.1	15.3
Prior service costs	Interest and other (income), net	1.1	1.1
Settlement loss	Interest and other (income), net	8.5
	Pre-tax expense increase	42.7	16.4
	Tax benefit	(10.2)	(3.8)
	After-tax expense increase	32.5	12.6
Total reclassifications out of AOCI		$18.7	$1.5

Stock Compensation Plans

Stock-based compensation expense was $2.3 and $10.5 for the three and nine months ended September 30, 2020, respectively, and $2.0 and $12.8 for the three and nine months ended September 30, 2019, respectively.

During the first nine months of 2020, the Company issued 762,960 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first nine months of 2020, the Company purchased 701,555 treasury shares, of which 686,008 shares were repurchased pursuant to the Company’s common stock repurchase plans. The Company also acquired 15,547 shares under the Company’s Long-Term Incentive Plan. Stock repurchases of $390.0 million remain authorized under the current $500.0 million program approved by the PACCAR Board of Directors on December 4, 2018.

NOTE H - Income Taxes

The effective tax rate for the third quarter of 2020 was 21.3% compared to 21.8% for the third quarter of 2019. The effective tax rate for the first nine months of 2020 was 21.4% compared to 23.0% for the first nine months of 2019. The lower effective tax rate in the third quarter and first nine month of 2020 was primarily due to the change in mix of income generated in jurisdictions with lower tax rates in 2020 as compared to 2019.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Net sales and revenues:
Truck	$3,675.8	$5,102.6	$9,469.9	$15,638.5
Less intersegment	(171.8)	(125.2)	(349.9)	(341.9)
External customers	3,504.0	4,977.4	9,120.0	15,296.6
Parts	1,029.4	1,012.8	2,874.7	3,066.6
Less intersegment	(13.2)	(11.9)	(36.2)	(35.6)
External customers	1,016.2	1,000.9	2,838.5	3,031.0
Other	18.2	25.9	59.8	81.2
	4,538.4	6,004.2	12,018.3	18,408.8
Financial Services	397.6	362.8	1,141.6	1,073.7
	$4,936.0	$6,367.0	$13,159.9	$19,482.5
Income (loss) before income taxes:
Truck	$210.1	$481.5	$347.0	$1,509.2
Parts	210.2	207.4	576.8	625.6
Other	7.7	1.1	22.8	(16.4)
	428.0	690.0	946.6	2,118.4
Financial Services	55.5	66.5	159.3	230.8
Investment income	6.4	21.1	30.2	62.2
	$489.9	$777.6	$1,136.1	$2,411.4
Depreciation and amortization:
Truck	$73.3	$95.8	$218.8	$290.5
Parts	3.0	2.5	8.0	7.8
Other	5.5	4.1	15.8	12.7
	81.8	102.4	242.6	311.0
Financial Services	184.4	169.7	536.9	481.4
	$266.2	$272.1	$779.5	$792.4

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $70.5 at September 30, 2020.

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

At September 30, 2020, the notional amount of the Company’s interest-rate contracts was $3,336.9. Notional maturities for all interest-rate contracts are $250.5 for the remainder of 2020, $1,188.5 for 2021, $903.7 for 2022, $724.6 for 2023, $152.4 for 2024, $36.1 for 2025 and $81.1 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At September 30, 2020, the notional amount of the outstanding foreign-exchange contracts was $1,151.3. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	September 30, 2020		December 31, 2019
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$39.9		$45.8
Deferred taxes and other liabilities		$62.1		$31.0
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	9.5		10.1
Accounts payable, accrued expenses and other		10.8		9.2
	$49.4	$72.9	$55.9	$40.2
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$15.9		$.4
Accounts payable, accrued expenses and other		$1.1		$1.8
Financial Services:
Other assets	5.2
Deferred taxes and other liabilities		.1		2.3
	$21.1	$1.2	$.4	$4.1
Gross amounts recognized in Balance Sheets	$70.5	$74.1	$56.3	$44.3
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(2.7)	(2.7)	(.4)	(.4)
Financial Services:
Interest-rate contracts	(7.7)	(7.7)	(8.6)	(8.6)
Pro forma net amount	$60.1	$63.7	$47.3	$35.3

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the amount of (gain) loss from derivative financial instruments reclassified from AOCI into the Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Truck, Parts and Other:
Cash flow hedges	$(8.5)	$(3.6)	$(27.2)	$10.5
Net investment hedges	(1.0)	(2.3)	(4.5)	(2.3)
Total	$(9.5)	$(5.9)	$(31.7)	$8.2

Financial Services:
Fair value hedges	.2	.3	.7	1.2
Cash flow hedges	50.5	(35.0)	13.2	(23.3)
Total	$50.7	$(34.7)	$13.9	$(22.1)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	September 30	December 31
	2020	2019
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$91.3	$90.5
Cumulative basis adjustment included in the carrying amount	(1.3)	(.5)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(.7) and $(1.5) as of September 30, 2020 and December 31, 2019, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 7.8 years.

The following table presents the pre-tax effects of derivative instruments recognized in other comprehensive income (loss) (OCI):

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
(Loss) gain recognized in OCI:
Truck, Parts and Other		$(10.8)		$42.6
Financial Services	$(49.1)		$(27.3)
	$(49.1)	$(10.8)	$(27.3)	$42.6

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Gain (loss) recognized in OCI:
Truck, Parts and Other		$(1.0)		$(17.2)
Financial Services	$26.0
	$26.0	$(1.0)		$(17.2)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amount of gain recorded in AOCI at September 30, 2020 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $3.9, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains or losses reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil for the three and nine months ended September 30, 2020 and 2019.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At September 30, 2020, the notional amount of the outstanding net investment hedges was $344.8. For the three and nine months ended September 30, 2020, the pre-tax loss recognized in OCI for the net investment hedges was $(14.9) and $(5.3), respectively.

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

The (gain) loss recognized in earnings related to derivatives not designated as hedging instruments was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$(.8)		$.4
Interest and other (income), net				(19.3)
Financial Services:
Interest and other borrowing expenses		6.9		(1.9)
Selling, general and administrative		.1
Total		$6.2		$(20.8)

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$.8		$.8
Interest and other (income), net		2.0		4.6
Financial Services:
Interest and other borrowing expenses		(8.3)		(13.0)
Total		$(5.5)		$(7.6)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At September 30, 2020	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$299.0	$299.0
U.S. corporate securities		184.4	184.4
U.S. government and agency securities	$99.2	6.5	105.7
Non-U.S. corporate securities		353.6	353.6
Non-U.S. government securities		79.3	79.3
Other debt securities		172.3	172.3
Total marketable debt securities	$99.2	$1,095.1	$1,194.3
Derivatives
Cross currency swaps		$38.3	$38.3
Interest-rate swaps		1.6	1.6
Foreign-exchange contracts		30.6	30.6
Total derivative assets		$70.5	$70.5
Liabilities:
Derivatives
Cross currency swaps		$19.2	$19.2
Interest-rate swaps		42.9	42.9
Foreign-exchange contracts		12.0	12.0
Total derivative liabilities		$74.1	$74.1

At December 31, 2019	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$320.2	$320.2
U.S. corporate securities		165.7	165.7
U.S. government and agency securities	$128.4	.9	129.3
Non-U.S. corporate securities		349.8	349.8
Non-U.S. government securities		72.4	72.4
Other debt securities		124.7	124.7
Total marketable debt securities	$128.4	$1,033.7	$1,162.1
Derivatives
Cross currency swaps		$43.8	$43.8
Interest-rate swaps		2.0	2.0
Foreign-exchange contracts		10.5	10.5
Total derivative assets		$56.3	$56.3
Liabilities:
Derivatives
Cross currency swaps		$13.5	$13.5
Interest-rate swaps		17.5	17.5
Foreign-exchange contracts		13.3	13.3
Total derivative liabilities		$44.3	$44.3

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	September 30, 2020		December 31, 2019
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$5,007.5	$5,160.8	$4,914.4	$4,992.2
Liabilities:
Financial Services fixed rate debt	6,623.5	6,805.7	5,925.9	5,990.7

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Service cost	$32.8	$25.3	$98.0	$77.1
Interest on projected benefit obligation	20.8	23.7	62.1	71.7
Expected return on assets	(47.6)	(43.8)	(142.3)	(132.3)
Amortization of prior service costs	.4	.4	1.1	1.1
Recognized actuarial loss	11.1	5.0	33.1	15.3
Settlement loss	.5		8.5
Net pension expense	$18.0	$10.6	$60.5	$32.9

The components of net pension expense other than service cost are included in Interest and other (income), net on the Consolidated Statements of Comprehensive Income.

During the three and nine months ended September 30, 2020, the Company contributed $86.7 and $126.6 to its pension plans, respectively, and $5.3 and $16.5 for the three and nine months ended September 30, 2019, respectively.

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

PACCAR’s financial results for the three and nine months ended September 30, 2020 were impacted by the COVID-19 pandemic, with the most significant impact in the quarter ended June 30, 2020. The Company’s truck and engine production was suspended at its factories worldwide starting March 24, 2020. Truck and engine production restarted in Europe and Australia on April 20, 2020, and factories gradually resumed operations in North America and Brasil in early May. In the third quarter the Company resumed production at rates sufficient to accommodate demand while maintaining appropriate health and safety protocols. Effects of the pandemic in the first nine months included reduced truck deliveries, increased costs associated with suspension of production, lower aftermarket parts sales and higher provision for losses on Financial Services receivables. Increased costs related to suspension of production primarily included reduced labor efficiency, costs to prepare factories for safe re-opening and reduced factory utilization. The Company implemented cost saving measures in the first nine months to partially offset the increased costs.  During the pandemic, the Company’s Parts segment has continued to provide aftermarket support through its parts distribution centers, and the Financial Services segment has continued to provide financing, leasing services and related support to customers.

Third Quarter Financial Highlights:

•	Worldwide net sales and revenues were $4.94 billion in 2020 compared to $6.37 billion in 2019, primarily due to lower truck revenues.
•	Truck revenues were $3.50 billion in 2020 compared to $4.98 billion in 2019 primarily due to lower truck deliveries in the U.S. and Canada and Europe.
•	Parts sales were $1.02 billion in 2020 compared to $1.00 billion in 2019.
•	Financial Services revenues were $397.6 million in 2020 compared to $362.8 million in 2019 primarily due to higher used truck sales in Europe, partially offset by lower portfolio yields.
•	Net income was $385.5 million ($1.11 per diluted share) in 2020 compared to $607.9 million ($1.75 per diluted share) in 2019 reflecting lower Truck operating results.
•	Capital investments were $130.0 million in 2020 compared to $196.0 million in 2019.
•	Research and development (R&D) expenses were $64.7 million in 2020 compared to $82.2 million in 2019.

First Nine Months Financial Highlights:

•	Worldwide net sales and revenues were $13.16 billion in 2020 compared to $19.48 billion in 2019, primarily due to lower truck revenues.
•	Truck revenues were $9.12 billion in 2020 compared to $15.30 billion in 2019 due to lower truck deliveries in all markets, though primarily in the U.S. and Canada and Europe.
•	Parts sales were $2.84 billion in 2020 compared to $3.03 billion in 2019 primarily due to lower demand in the U.S. and Canada and Europe.
•	Financial Services revenues were $1.14 billion in 2020 compared to $1.07 billion in 2019. The increase was primarily the result of higher used truck sales in Europe.
•	Net income was $892.6 million ($2.57 per diluted share) in 2020 compared to $1.86 billion ($5.34 per diluted share) in 2019 primarily reflecting lower Truck operating results.
•	Capital investments were $438.8 million in 2020 compared to $504.3 million in 2019.
•	R&D expenses were $202.2 million in 2020 compared to $243.0 million in 2019.

Kenworth K270E and T680E, Peterbilt models 579EV, 220EV and 520EV, and DAF CF Electric zero emissions trucks are now available for customers to order, with plans to begin production in 2021.

PACCAR is partnering with Faith Technologies and Schneider Electric to provide charging infrastructure solutions for dealers and customers who purchase battery electric Kenworth and Peterbilt trucks in the U.S. and Canada. Chargers will be available to order from PACCAR Parts. PACCAR Financial will offer flexible financing options and PacLease will bundle the cost of charging systems with full service lease offerings.

PACCAR Financial Services recently opened used truck centers in Lyon, France, Denton, Texas, and Prague, Czech Republic, and plans to open a used truck facility in Madrid, Spain next year.

PACCAR Inc, Kenworth, Peterbilt, PACCAR Parts and Dynacraft were each honored by the Women in Trucking Association (WIT) as a 2020 “Top Company for Women to Work for in Transportation”. The recognition was for fostering gender diversity, flexible hours, competitive compensation and benefits, training, professional development and career advancement opportunities.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $15.28 billion. PFS issued $1.89 billion in medium-term notes during the first nine months of 2020 to support new business volume and repay maturing debt.

Truck Outlook

The Company suspended truck production worldwide on March 24, 2020, due to the COVID-19 pandemic. The Company began truck production at selected factories in Europe and Australia on April 20, 2020. Resumption of North America and Brasil truck production occurred in early May. The Company adjusted its manufacturing facilities for social distancing and implemented deep cleaning procedures. Initial truck production rates at all facilities were lower than those in effect at the time of the worldwide closure. In the third quarter, production rates had almost returned to pre-pandemic levels. Future production volumes will depend on market demand for trucks, parts availability from the Company’s suppliers and further government directives related to the COVID-19 pandemic.

Assuming no significant impacts from a resurgence of the COVID-19 pandemic, truck industry retail sales in the U.S. and Canada in 2020 are expected to be 190,000 to 210,000 units compared to 308,800 in 2019. Estimates for the U.S. and Canada truck industry retail sales in 2021 are in the range of 210,000 to 250,000 units. In Europe, the 2020 truck industry registrations for over 16-tonne vehicles are expected to be 210,000 to 230,000 units compared to 320,200 in 2019. The 2021 European truck industry registrations in the above 16-tonne truck market are projected to be in a range 230,000 to 270,000 units. In South America, heavy-duty truck industry registrations in 2020 are estimated at 75,000 to 85,000 as compared to 105,100 in 2019. The 2021 heavy-duty truck industry sales in South America are projected to be in a range of 95,000 to 105,000 units.

Parts Outlook

The Company continues to provide strong aftermarket support to enable the shipment of essential goods and services to communities around the world while following social distancing and hygiene protocols. Strengthening economies and higher truck traffic in the third quarter resulted in increased demand for aftermarket parts as compared to the prior quarter. In 2020, PACCAR Parts sales are expected to decrease 4-5% compared to 2019 sales. In 2021, PACCAR Parts sales are expected to increase 4-7% from 2020 levels. If general economic weakness persists, lower freight volumes could reduce the demand for replacement parts, resulting in lower parts revenues and operating results.

Financial Services Outlook

PACCAR Financial Services continues to provide financing and leasing services and related support to customers during the COVID‑19 pandemic. The size of the portfolio will be affected by the amount of new truck financing volume. Depending on the length and depth of the economic weakness associated with the pandemic, lower truck sales volume would result in lower volumes of new business. The lower level of economic activity is affecting some industries more than others. The Company does not have a concentration of exposure in any one segment or industry. Although past-dues and credit losses are at low levels, continued economic weakness could result in lower freight volumes which could adversely impact customers’ operating results and cash flows. If economic conditions further worsen, it would likely lead to more credit modification requests, higher past due accounts, increased provisions for credit losses, and lower used truck values. Based on the truck market outlook, average earning assets in 2020 and 2021 are expected to remain similar to 2019 levels.

Capital Investments and R&D Outlook

Capital investments in 2020 are expected to be $570 to $600 million and R&D is expected to be $270 to $280 million. In 2021, capital investments are projected to be $575 to $625 million and R&D is expected to be $330 to $360 million. The Company is investing for long-term growth in aerodynamic truck models, diesel and zero emissions powertrain technologies, advanced driver assistance systems, connected vehicle services and next-generation manufacturing and distribution capabilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three and nine months ended September 30, 2020 and 2019 are presented below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions, except per share amounts)	2020	2019	2020	2019
Net sales and revenues:
Truck	$3,504.0	$4,977.4	$9,120.0	$15,296.6
Parts	1,016.2	1,000.9	2,838.5	3,031.0
Other	18.2	25.9	59.8	81.2
Truck, Parts and Other	4,538.4	6,004.2	12,018.3	18,408.8
Financial Services	397.6	362.8	1,141.6	1,073.7
	$4,936.0	$6,367.0	$13,159.9	$19,482.5
Income (loss) before income taxes:
Truck	$210.1	$481.5	$347.0	$1,509.2
Parts	210.2	207.4	576.8	625.6
Other	7.7	1.1	22.8	(16.4)
Truck, Parts and Other	428.0	690.0	946.6	2,118.4
Financial Services	55.5	66.5	159.3	230.8
Investment income	6.4	21.1	30.2	62.2
Income taxes	(104.4)	(169.7)	(243.5)	(554.8)
Net income	$385.5	$607.9	$892.6	$1,856.6
Diluted earnings per share	$1.11	$1.75	$2.57	$5.34
After-tax return on revenues	7.8%	9.5%	6.8%	9.5%

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

2020 Compared to 2019:

Truck

The Company’s Truck segment accounted for 71% and 69% of revenues in the third quarter and first nine months of 2020, respectively, compared to 78% and 79% of revenues in the third quarter and first nine months of 2019, respectively.

The Company’s new truck deliveries are summarized below:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2020	2019	% CHANGE	2020	2019	% CHANGE
U.S. and Canada	20,700	31,700	(35)	52,200	90,600	(42)
Europe	10,500	12,700	(17)	28,500	45,300	(37)
Mexico, South America, Australia and other	4,800	4,900	(2)	11,800	17,200	(31)
Total units	36,000	49,300	(27)	92,500	153,100	(40)

The decrease in new truck deliveries worldwide in the third quarter and first nine months of 2020 compared to the same period of 2019 is driven primarily by lower build rates caused by lower demand partially as a result of the COVID-19 pandemic.

Market share data discussed below is provided by third party sources and is measured by either registrations or retail sales for the Company’s dealer network as a percentage of total registrations or retail sales depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In the first nine months of 2020, industry retail sales in the heavy-duty market in the U.S. and Canada decreased to 151,600 units from 236,800 units in the same period of 2019. The Company’s heavy-duty truck retail market share was 29.7% in the first nine months of 2020 compared to 29.2% in the first nine months of 2019. The medium-duty market was 53,200 units in the first nine months of 2020 compared to 87,700 units in the same period of 2019. The Company’s medium-duty market share was 23.3% in the first nine months of 2020 compared to 16.0% in the first nine months of 2019.

The over 16‑tonne truck market in Europe in the first nine months of 2020 was 161,000 units compared to 250,300 units in the first nine months of 2019. DAF EU over 16‑tonne market share was 16.2% in the first nine months of 2020 compared to 16.4% in the same period of 2019. The 6 to 16‑tonne market in the first nine months of 2020 was 29,800 units compared to 40,300 units in the first nine months of 2019. DAF market share in the 6 to 16-tonne market in the first nine months of 2020 was 9.4% compared to 9.3% in the same period of 2019.

The Company’s worldwide truck net sales and revenues are summarized below:

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2020	2019	% CHANGE	2020	2019	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$2,251.8	$3,489.9	(35)	$5,724.8	$10,060.6	(43)
Europe	771.1	1,000.4	(23)	2,252.2	3,604.3	(38)
Mexico, South America, Australia and other	481.1	487.1	(1)	1,143.0	1,631.7	(30)
	$3,504.0	$4,977.4	(30)	$9,120.0	$15,296.6	(40)
Truck income before income taxes	$210.1	$481.5	(56)	$347.0	$1,509.2	(77)
Pre-tax return on revenues	6.0%	9.7%		3.8%	9.9%

The Company’s worldwide truck net sales and revenues in the third quarter decreased to $3.50 billion in 2020 from $4.98 billion in 2019, primarily due to lower truck deliveries in the U.S. and Canada and Europe. In the first nine months, worldwide truck net sales and revenues decreased to $9.12 billion in 2020 compared to $15.30 billion in 2019 due to lower truck unit deliveries in all markets, though primarily the U.S. and Canada and Europe.

For the third quarter and first nine months of 2020, Truck segment income before taxes and pretax return on revenues reflect the impact of lower truck unit deliveries and lower margins, driven primarily by reduced demand and the worldwide truck plant closures as a result of the COVID-19 pandemic.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended September 30, 2020 and 2019 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended September 30, 2019	$4,977.4	$4,365.2	$612.2
(Decrease) increase
Truck sales volume	(1,451.5)	(1,178.7)	(272.8)
Average truck sales prices	(31.5)		(31.5)
Average per truck material, labor and other direct costs		57.4	(57.4)
Factory overhead and other indirect costs		(55.2)	55.2
Extended warranties, operating leases and other	(19.6)	(3.5)	(16.1)
Currency translation	29.2	23.2	6.0
Total decrease	(1,473.4)	(1,156.8)	(316.6)
Three Months Ended September 30, 2020	$3,504.0	$3,208.4	$295.6

•

Truck sales volume reflects lower unit deliveries, primarily in the U.S. and Canada ($1,198.3 million sales and $954.4 million cost of sales) and Europe ($259.7 million sales and $224.8 million cost of sales) due to reduced demand and reduced build rates.

•	Average truck sales prices decreased sales by $31.5 million primarily due to lower price realization in the U.S and Canada.
•

Average cost per truck increased cost of sales by $57.4 million, primarily reflecting increased labor costs from lower volumes and inefficiencies related to the COVID-19 pandemic, and higher accruals for product support costs.

•	Factory overhead and other indirect costs decreased $55.2 million primarily due to lower costs for labor, repair and maintenance and depreciation.
•

Extended warranties, operating leases and other revenues decreased by $19.6 million primarily due to lower revenues from operating leases as a result of a decreasing portfolio and lower revenues from dealer support services, partially offset by higher revenues from extended warranty contracts. Cost of sales decreased by $3.5 million primarily due to lower costs from operating leases, partially offset by higher costs on extended warranty contracts in the U.S. and Europe and higher losses on used trucks in Europe.

•

The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro and the Australian dollar relative to the U.S. dollar, partially offset by a decline in the value of the Brazilian real.

•	Truck gross margin was 8.4% in the third quarter of 2020 compared to 12.3% in the same period of 2019 due to the factors noted above.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the nine months ended September 30, 2020 and 2019 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Nine Months Ended September 30, 2019	$15,296.6	$13,410.5	$1,886.1
(Decrease) increase
Truck sales volume	(6,030.7)	(4,935.9)	(1,094.8)
Average truck sales prices	(15.1)		(15.1)
Average per truck material, labor and other direct costs		229.0	(229.0)
Factory overhead and other indirect costs		(178.9)	178.9
Extended warranties, operating leases and other	(79.1)	7.7	(86.8)
Currency translation	(51.7)	(55.8)	4.1
Total decrease	(6,176.6)	(4,933.9)	(1,242.7)
Nine Months Ended September 30, 2020	$9,120.0	$8,476.6	$643.4

•

Truck sales volume reflects lower unit deliveries, primarily in the U.S. and Canada ($4.30 billion sales and $3.49 billion cost of sales), Europe ($1.32 billion sales and $1.11 billion cost of sales) and Mexico ($296.1 million sales and $243.9 million cost of sales), due to reduced retail demand and the impact of the worldwide production suspension due to the COVID-19 pandemic.

•	Average truck sales prices decreased sales by $15.1 million primarily due to lower price realization in the U.S and Canada.
•

Average cost per truck increased cost of sales by $229.0 million, primarily reflecting higher accruals for product support costs and increased labor costs from lower volumes and inefficiencies related to the COVID-19 pandemic.

•	Factory overhead and other indirect costs decreased $178.9 million primarily due to lower costs for labor, repair and maintenance and depreciation.
•

Extended warranties, operating leases and other revenues decreased by $79.1 million primarily due to lower revenues from operating leases as a result of a decreasing portfolio and lower revenues from dealer support services, partially offset by higher revenues from extended warranty contracts. Cost of sales increased by $7.7 million primarily due to higher impairments and losses on used trucks in Europe and the U.S. and higher costs on extended warranty contracts in the U.S., partially offset by lower costs from operating leases and dealer support services.

•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the Brazilian real, the Canadian and the Australian dollar relative to the U.S. dollar.
•	Truck gross margin was 7.1% in the first nine months of 2020 compared to 12.3% in the same period of 2019 due to the factors noted above.

Truck SG&A expense decreased in the third quarter of 2020 to $40.0 million from $66.3 million in 2019, and for the first nine months of 2020, Truck SG&A decreased to $144.7 million from $192.5 million in 2019. The decrease in both periods was primarily due to lower sales and marketing costs, salaries and related expenses, and travel expenses.

As a percentage of sales, Truck SG&A decreased to 1.1% in the third quarter of 2020 from 1.3% in the same period of 2019. For the first nine months, Truck SG&A increased to 1.6% in 2020 from 1.3% in the same period of 2019 due to lower net sales, partially offset by lower spending.

Parts

The Company’s Parts segment accounted for 21% and 22% of revenues in the third quarter and first nine months of 2020, respectively, compared to 16% in the third quarter and first nine months of 2019.

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2020	2019	% CHANGE	2020	2019	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$692.4	$684.6	1	$1,956.6	$2,068.3	(5)
Europe	228.6	214.0	7	630.4	675.3	(7)
Mexico, South America, Australia and other	95.2	102.3	(7)	251.5	287.4	(12)
	$1,016.2	$1,000.9	2	$2,838.5	$3,031.0	(6)
Parts income before income taxes	$210.2	$207.4	1	$576.8	$625.6	(8)
Pre-tax return on revenues	20.7%	20.7%		20.3%	20.6%

The Company’s worldwide parts net sales and revenues for the third quarter increased to $1.02 billion in 2020 from $1.00 billion in 2019, driven by improved price realization and favorable currency translation effects, partially offset by lower volumes. For the first nine months, worldwide parts net sales and revenues decreased to $2.84 billion in 2020 from $3.03 billion in 2019, primarily due to lower sales volume, partially offset by higher prices.

For the third quarter, Parts segment income before income taxes improved slightly as compared to 2019, while pre-tax return on revenues in 2020 was comparable to 2019. For the first nine months of 2020, the decrease in Parts segment income before income taxes and pre-tax return on revenues was primarily due to lower volume and margins. Parts income before taxes for the first nine months of 2020 included a $10.2 million gain on the sale of the prior Las Vegas parts distribution facility which was replaced by a new larger facility. The gain was recorded in the second quarter in Interest and other (income), net on the Consolidated Statements of Comprehensive Income.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the three months ended September 30, 2020 and 2019 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended September 30, 2019	$1,000.9	$720.9	$280.0
(Decrease) increase
Aftermarket parts volume	(15.3)	(11.8)	(3.5)
Average aftermarket parts sales prices	18.7		18.7
Average aftermarket parts direct costs		15.9	(15.9)
Warehouse and other indirect costs		3.1	(3.1)
Currency translation	11.9	7.0	4.9
Total increase	15.3	14.2	1.1
Three Months Ended September 30, 2020	$1,016.2	$735.1	$281.1

•	Aftermarket parts sales volume decreased by $15.3 million and related cost of sales decreased by $11.8 million primarily due to lower demand in North America.
•	Average aftermarket parts sales prices increased sales by $18.7 million primarily due to higher price realization in North America.
•	Average aftermarket parts direct costs increased $15.9 million due to higher material costs.
•	Warehouse and other indirect costs increased $3.1 million primarily due to higher depreciation and salaries and related expenses.
•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of euro relative to the U.S. dollar.
•	Parts gross margins in the third quarter of 2020 decreased to 27.7% from 28.0% in the third quarter of 2019 due to the factors noted above.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the nine months ended September 30, 2020 and 2019 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Nine Months Ended September 30, 2019	$3,031.0	$2,189.0	$842.0
(Decrease) increase
Aftermarket parts volume	(251.1)	(167.5)	(83.6)
Average aftermarket parts sales prices	65.0		65.0
Average aftermarket parts direct costs		35.5	(35.5)
Warehouse and other indirect costs		12.9	(12.9)
Currency translation	(6.4)	(5.0)	(1.4)
Total decrease	(192.5)	(124.1)	(68.4)
Nine Months Ended September 30, 2020	$2,838.5	$2,064.9	$773.6

•	Aftermarket parts sales volume decreased by $251.1 million and related cost of sales decreased by $167.5 million primarily due to lower demand in North America and Europe.
•	Average aftermarket parts sales prices increased sales by $65.0 million primarily due to higher price realization in North America.
•	Average aftermarket parts direct costs increased $35.5 million due to higher material costs.
•	Warehouse and other indirect costs increased $12.9 million primarily due to higher salaries and related expenses.
•	The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the Australian dollar and the Brazilian real.
•	Parts gross margins in the first nine months of 2020 decreased to 27.3% from 27.8% in the first nine months of 2019 due to the factors noted above.

Parts SG&A expense decreased in the third quarter of 2020 to $48.5 million from $52.1 million in 2019 primarily due to lower salaries and related expenses and lower travel expenses, partially offset by unfavorable currency translation effects. For the first nine months, Parts SG&A decreased to $142.5 million in 2020 from $156.7 million in 2019 primarily due to lower salaries and related expenses, travel expenses, sales and marketing costs and favorable currency translation effects.

As a percentage of sales, Parts SG&A was 4.8% and 5.0% in the third quarter and first nine months of 2020, respectively, compared to 5.2% in the third quarter and first nine months of 2019.

Financial Services

The Company’s Financial Services segment accounted for 8% and 9% of revenues in the third quarter and first nine months of 2020, respectively, compared to 6% in the third quarter and first nine months of 2019.

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2020	2019	% CHANGE	2020	2019	% CHANGE
New loan and lease volume:
U.S. and Canada	$857.8	$920.7	(7)	$2,101.6	$2,497.3	(16)
Europe	269.5	285.3	(6)	741.7	964.2	(23)
Mexico, Australia and other	206.8	211.8	(2)	514.7	645.8	(20)
	$1,334.1	$1,417.8	(6)	$3,358.0	$4,107.3	(18)
New loan and lease volume by product:
Loans and finance leases	$1,076.6	$1,059.5	2	$2,687.6	$3,122.9	(14)
Equipment on operating lease	257.5	358.3	(28)	670.4	984.4	(32)
	$1,334.1	$1,417.8	(6)	$3,358.0	$4,107.3	(18)
New loan and lease unit volume:
Loans and finance leases	9,490	9,270	2	24,260	27,760	(13)
Equipment on operating lease	2,620	3,560	(26)	6,930	9,860	(30)
	12,110	12,830	(6)	31,190	37,620	(17)
Average earning assets:
U.S. and Canada	$8,838.0	$9,016.2	(2)	$9,082.1	$8,689.0	5
Europe	3,549.8	3,394.3	5	3,492.5	3,539.0	(1)
Mexico, Australia and other	1,741.3	1,936.8	(10)	1,730.6	1,884.2	(8)
	$14,129.1	$14,347.3	(2)	$14,305.2	$14,112.2	1
Average earning assets by product:
Loans and finance leases	$9,134.7	$8,841.4	3	$8,998.8	$8,697.6	3
Dealer wholesale financing	1,894.3	2,389.1	(21)	2,191.4	2,360.0	(7)
Equipment on lease and other	3,100.1	3,116.8	(1)	3,115.0	3,054.6	2
	$14,129.1	$14,347.3	(2)	$14,305.2	$14,112.2	1
Revenues:
U.S. and Canada	$197.6	$204.3	(3)	$591.7	$601.3	(2)
Europe	145.6	92.6	57	383.2	278.6	38
Mexico, Australia and other	54.4	65.9	(17)	166.7	193.8	(14)
	$397.6	$362.8	10	$1,141.6	$1,073.7	6
Revenue by product:
Loans and finance leases	$113.4	$121.2	(6)	$340.0	$350.8	(3)
Dealer wholesale financing	14.3	27.1	(47)	56.0	82.4	(32)
Equipment on lease and other	269.9	214.5	26	745.6	640.5	16
	$397.6	$362.8	10	$1,141.6	$1,073.7	6
Income before income taxes	$55.5	$66.5	(17)	$159.3	$230.8	(31)

For the third quarter, new loan and lease volume was $1,334.1 million in 2020 compared to $1,417.8 million in 2019 and for the first nine months was $3,358.0 million in 2020 compared to $4,107.3 million in 2019, primarily reflecting lower truck deliveries worldwide, partially offset by higher finance market share.

In the third quarter of 2020, PFS finance market share on new PACCAR truck sales increased to 28.9% from 25.8% in the third quarter of 2019. In the first nine months of 2020, PFS finance market share on new PACCAR truck sales increased to 26.8% from 23.6% in the first nine months of 2019.

In the third quarter of 2020, PFS revenues increased to $397.6 million from $362.8 million in 2019, and in the first nine months of 2020, PFS revenues increased to $1,141.6 million from $1,073.7 million in 2019. The increase in both periods was primarily due to higher used truck sales in Europe, partially offset by lower portfolio yields reflecting lower U.S. market interest rates. The effects of currency translation increased PFS revenues by $1.4 million in the third quarter of 2020 primarily due to a stronger euro, partially offset by a weaker Mexican peso. In the first nine months of 2020, the effects of currency translation decreased PFS revenues by $16.5 million primarily due to a weaker Mexican peso and Brazilian real.

PFS income before income taxes decreased to $55.5 million in the third quarter of 2020 from $66.5 million in the third quarter of 2019 primarily due to lower used truck results. In the first nine months of 2020, PFS income before income taxes decreased to $159.3 from $230.8 million in 2019 primarily due to lower used truck results, lower yields and a higher provision for credit losses. The effects of translating weaker foreign currencies to the U.S. dollar decreased PFS income before income taxes by $2.3 million and $7.7 million for the third quarter and first nine months of 2020, respectively.

Included in Financial Services “Other assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $454.1 million at September 30, 2020 and $391.4 million at December 31, 2019. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized losses on used trucks, excluding repossessions, of $24.0 million in the third quarter of 2020 compared to $16.2 million in the third quarter of 2019, including losses on multiple unit transactions of $12.0 million in the third quarter of 2020 compared to $3.6 million in the third quarter of 2019. Used truck losses related to repossessions, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for either the third quarter of 2020 or 2019.

The Company recognized losses on used trucks, excluding repossessions, of $75.2 million in the first nine months of 2020 compared to $34.5 million in the first nine months of 2019, including losses on multiple unit transactions of $26.5 million in the first nine months of 2020 compared to $10.5 million in the first nine months of 2019. Used truck losses related to repossessions, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for either the first nine months of 2020 or 2019.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the three months ended September 30, 2020 and 2019 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended September 30, 2019	$148.3	$59.6	$88.7
(Decrease) increase
Average finance receivables	(3.4)		(3.4)
Average debt balances		(2.1)	2.1
Yields	(14.7)		(14.7)
Borrowing rates		(11.9)	11.9
Currency translation and other	(2.5)	(.4)	(2.1)
Total decrease	(20.6)	(14.4)	(6.2)
Three Months Ended September 30, 2020	$127.7	$45.2	$82.5
•	Average finance receivables decreased $281.7 million (excluding foreign exchange effects) in the third quarter of 2020 primarily due to lower dealer wholesale balances.
•

Average debt balances decreased $467.8 million (excluding foreign exchange effects) in the third quarter of 2020. The lower average debt balances reflect funding for a lower average earning assets portfolio.

•	Lower portfolio yields (4.6% in 2020 compared to 5.2% in 2019) decreased interest and fees by $14.7 million. The lower portfolio yields were primarily due to lower market rates in North America.
•	Lower borrowing rates (1.7% in 2020 compared to 2.2% in 2019) were primarily due to lower debt market rates in North America.
•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and the Brazilian real.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the nine months ended September 30, 2020 and 2019 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Nine Months Ended September 30, 2019	$433.2	$173.0	$260.2
Increase (decrease)
Average finance receivables	8.1		8.1
Average debt balances		3.7	(3.7)
Yields	(34.6)		(34.6)
Borrowing rates		(24.6)	24.6
Currency translation and other	(10.7)	(3.6)	(7.1)
Total decrease	(37.2)	(24.5)	(12.7)
Nine Months Ended September 30, 2020	$396.0	$148.5	$247.5
•	Average finance receivables increased $209.5 million (excluding foreign exchange effects) in the first nine months of 2020 as a result of retail portfolio new business volume exceeding collections.
•

Average debt balances increased $222.4 million (excluding foreign exchange effects) in the first nine months of 2020. The higher average debt balances reflect funding for a higher average earning assets portfolio.

•	Lower portfolio yields (4.7% in 2020 compared to 5.2% in 2019) decreased interest and fees by $34.6 million. The lower portfolio yields were primarily due to lower market rates in North America.
•	Lower borrowing rates (1.9% in 2020 compared to 2.2% in 2019) were primarily due to lower debt market rates in North America.
•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso, the Brazilian real and the Australian dollar.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2020	2019	2020	2019
Operating lease and rental revenues	$206.1	$205.9	$615.4	$617.9
Used truck sales and other	63.8	8.6	130.2	22.6
Operating lease, rental and other revenues	$269.9	$214.5	$745.6	$640.5
Depreciation of operating lease equipment	$163.8	$155.7	$484.1	$444.6
Vehicle operating expenses	37.2	35.5	109.3	102.1
Cost of used truck sales and other	61.5	4.1	122.6	9.6
Depreciation and other expenses	$262.5	$195.3	$716.0	$556.3

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended September 30, 2020 and 2019 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended September 30, 2019	$214.5	$195.3	$19.2
Increase (decrease)
Used truck sales	56.2	56.7	(.5)
Results on returned lease assets		4.7	(4.7)
Average operating lease assets	(1.9)	(1.2)	(.7)
Revenue and cost per asset	(2.0)	.7	(2.7)
Currency translation and other	3.1	6.3	(3.2)
Total increase (decrease)	55.4	67.2	(11.8)
Three Months Ended September 30, 2020	$269.9	$262.5	$7.4

•

A higher sales volume of used trucks received on trade and upon RVG contract expiration increased operating lease, rental and other revenues by $56.2 million and increased depreciation and other expenses by $56.7 million.

•	Results on returned lease assets increased depreciation and other expenses by $4.7 million primarily due to higher losses on sales of returned lease units in the U.S. and higher impairments in Europe.
•	Average operating lease assets decreased $86.0 million (excluding foreign exchange effects), which decreased revenues by $1.9 million and related depreciation and other expenses by $1.2 million.
•

Revenue per asset decreased $2.0 million primarily due to lower rental income and lower fleet utilization. Cost per asset increased $.7 million due to higher depreciation expense and higher vehicle operating expenses.

•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro, partially offset by a decline in the value of the Mexican peso.

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the nine months ended September 30, 2020 and 2019 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Nine Months Ended September 30, 2019	$640.5	$556.3	$84.2
Increase (decrease)
Used truck sales	109.1	112.1	(3.0)
Results on returned lease assets		32.0	(32.0)
Average operating lease assets	3.6	3.9	(.3)
Revenue and cost per asset	(.5)	13.7	(14.2)
Currency translation and other	(7.1)	(2.0)	(5.1)
Total increase (decrease)	105.1	159.7	(54.6)
Nine Months Ended September 30, 2020	$745.6	$716.0	$29.6
•

A higher sales volume of used trucks received on trade and upon RVG contract expiration increased operating lease, rental and other revenues by $109.1 million and increased depreciation and other expenses by $112.1 million.

•

Results on returned lease assets increased depreciation and other expenses by $32.0 million primarily due to higher impairments in the U.S. and Europe and higher losses on sales of returned lease units in the U.S.

•	Average operating lease assets increased $61.2 million (excluding foreign exchange effects), which increased revenues by $3.6 million and related depreciation and other expenses by $3.9 million.
•	Revenue per asset decreased $.5 million primarily due to lower fleet utilization. Cost per asset increased $13.7 million due to higher depreciation expense and higher vehicle operating expenses.
•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso.

Financial Services SG&A expense was $31.3 million in the third quarter of 2020 compared to $35.8 million in 2019, and for the first nine months was $90.2 million in 2020 compared to $101.8 million in 2019. The decrease in both periods was due to lower salaries and related expenses as a result of cost controls and lower travel expenses.

As a percentage of revenues, Financial Services SG&A decreased to 7.9% in the third quarter of 2020 from 9.9% in the same period of 2019, and in the first nine months, decreased to 7.9% in 2020 from 9.5% in 2019. The decrease in both periods was driven primarily by lower salaries and related expenses.

The following table summarizes the provision for losses on receivables and net charge-offs:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$1.1	$1.8	$15.5	$13.2
Europe	.1	.4	5.8	2.3
Mexico, Australia and other	1.9	1.3	6.3	4.0
	$3.1	$3.5	$27.6	$19.5

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$5.0	$5.6	$10.1	$7.8
Europe	(.6)	.8	(2.1)	(.9)
Mexico, Australia and other	1.2	1.1	3.8	2.7
	$5.6	$7.5	$11.8	$9.6

The provision for losses on receivables was $3.1 million for the third quarter of 2020 compared to $5.6 million in 2019, reflecting continued good portfolio performance. In the first nine months, the provision for losses on receivables increased to $27.6 million in 2020 from $11.8 million in 2019, primarily driven by challenging economic conditions related to the COVID-19 pandemic. In addition, the provision for losses in the first nine months of 2020 reflects the credit loss on a large fleet in the U.S. The provision for losses in 2019 also included recoveries on charged-off accounts in Europe.

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

The post-modification balance of accounts modified during the nine months ended September 30, 2020 and 2019 are summarized below:

	2020		2019
($ in millions)	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*	RECORDED INVESTMENT	% OF TOTAL PORTFOLIO*
Commercial	$185.6	2.7%	$227.5	3.5%
Insignificant delay	2,505.7	36.2%	69.5	1.1%
Credit – no concession	80.1	1.2%	22.0	.3%
Credit – TDR	48.7	.7%	2.5
	$2,820.1	40.8%	$321.5	4.9%

*	Recorded investment immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first nine months of 2020, total modification activity significantly increased compared to the first nine months of 2019. The decrease in modifications for Commercial reasons primarily reflects lower volumes of refinancing. The increase in modifications for Insignificant delay reflects fleet customers requesting payment relief for up to three months related to COVID-19. The increase in modifications for Credit – no concession is primarily due to higher volumes of refinancing and requests for payment relief in Europe, the U.S. and Mexico. The increase in modifications for Credit –TDR is primarily due to two fleet customers in the U.S. and four fleet customers in Mexico.

The following table summarizes the Company’s 30+ days past due accounts:

	September 30 2020	December 31 2019	September 30 2019
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%	.4%	.4%
Europe	1.8%	.7%	1.0%
Mexico, Australia and other	1.7%	2.0%	2.1%
Worldwide	.6%	.7%	.7%

Accounts 30+ days past due decreased to .6% at September 30, 2020 from .7% at December 31, 2019. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $13.5 million of accounts worldwide during the third quarter of 2020, $1.7 million during the fourth quarter of 2019 and $7.7 million during the third quarter of 2019 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	September 30 2020	December 31 2019	September 30 2019
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%	.4%	.4%
Europe	1.9%	.7%	1.0%
Mexico, Australia and other	2.4%	2.1%	2.6%
Worldwide	.8%	.7%	.8%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at September 30, 2020, December 31, 2019 and September 30, 2019. The effect on the allowance for credit losses from such modifications was not significant at September 30, 2020, December 31, 2019 and September 30, 2019.

The Company’s annualized pre-tax return on average assets for Financial Services decreased to 1.4% in the third quarter of 2020 from 1.7% in the same period of 2019, primarily driven by lower used truck results. In the first nine months, annualized pre-tax return on average assets for Financial Services decreased to 1.4% in 2020 from 2.0% in 2019, primarily driven by lower used truck results, lower yields and increased provision for losses.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the third quarter and first nine months of 2020 and 2019. Other SG&A decreased to $11.9 million for the third quarter of 2020 from $18.4 million for the third quarter of 2019 and decreased to $38.5 million for the first nine months of 2020 from $64.3 million for the first nine month of 2019. The decrease in both periods was primarily due to lower compensation costs reflecting stringent cost controls.

For the third quarter, Other income before tax increased to $7.7 million from $1.1 million in 2019 primarily due to lower salaries and related expenses and lower travel expenses, partially offset by lower results from the winch business. For the first nine months, Other income (loss) before tax was $22.8 million compared to $(16.4) million in 2019. The income in the first nine months of 2020 compared to loss in the same period of 2019 was primarily due to lower salaries and related expenses, lower expected costs to resolve certain environmental matters and lower travel expenses, partially offset by lower results from the winch business.

Investment income for the third quarter decreased to $6.4 million in 2020 from $21.1 million in 2019. For the first nine months, investment income decreased to $30.2 million in 2020 from $62.2 million in 2019. The lower investment income in the third quarter and first nine months of 2020 was primarily due to lower yields on U.S. investments due to lower market interest rates.

Income Taxes

The effective tax rate for the third quarter of 2020 was 21.3% compared to 21.8% for the third quarter of 2019. The effective tax rate for the first nine months of 2020 was 21.4% compared to 23.0% for the first nine months of 2019. The lower effective tax rate in the third quarter and first nine months of 2020 was primarily due to the change in mix of income generated in jurisdictions with lower tax rates in 2020 as compared to 2019.

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2020	2019	2020	2019
Domestic income before taxes	$322.8	$579.8	$792.5	$1,695.5
Foreign income before taxes	167.1	197.8	343.6	715.9
Total income before taxes	$489.9	$777.6	$1,136.1	$2,411.4
Domestic pre-tax return on revenues	11.2%	14.5%	10.7%	14.7%
Foreign pre-tax return on revenues	8.1%	8.3%	6.0%	9.0%
Total pre-tax return on revenues	9.9%	12.2%	8.6%	12.4%

For the third quarter and first nine months of 2020, both domestic and foreign income before income taxes and pre-tax return on revenues decreased primarily due to lower revenues and lower margins from truck operations.

LIQUIDITY AND CAPITAL RESOURCES:

	September 30	December 31
($ in millions)	2020	2019
Cash and cash equivalents	$3,344.3	$4,175.1
Marketable debt securities	1,194.3	1,162.1
	$4,538.6	$5,337.2

The Company’s total cash and marketable debt securities at September 30, 2020 decreased $798.6 million from the balances at December 31, 2019, primarily due to a decrease in cash and cash equivalents, primarily reflecting $1,128.9 million of dividends paid during the first nine months of 2020.

The change in cash and cash equivalents is summarized below:

($ in millions)
Nine Months Ended September 30,	2020	2019
Operating activities:
Net income	$892.6	$1,856.6
Net income items not affecting cash	841.8	857.2
Changes in operating assets and liabilities, net	458.1	(797.2)
Net cash provided by operating activities	2,192.5	1,916.6
Net cash used in investing activities	(1,034.3)	(1,556.5)
Net cash used in financing activities	(1,988.0)	(88.7)
Effect of exchange rate changes on cash	(1.0)	(37.8)
Net (decrease) increase in cash and cash equivalents	(830.8)	233.6
Cash and cash equivalents at beginning of period	4,175.1	3,435.9
Cash and cash equivalents at end of period	$3,344.3	$3,669.5

Operating activities: Cash provided by operations increased by $275.9 million to $2,192.5 million in the first nine months of 2020 from $1,916.6 million in 2019. Higher operating cash flows reflect $1,258.5 million from wholesale receivables as the first nine months of 2020 was a cash inflow of $785.7 million versus a cash outflow of $472.8 million in 2019. There was a $436.2 million increase from accounts receivables as sales of goods and services exceeding collections were lower in 2020 compared to 2019. In addition, higher operating cash flows reflect lower net purchases of inventories of $147.1 million as there was $11.9 million in net inventory reductions in 2020 versus $135.2 million in net purchases in 2019. The higher operating cash inflows were partially offset by lower net income of $964.0 million and lower cash inflows of $325.3 million from accounts payable and accrued expenses as purchases of goods and services exceeding payments were lower in 2020 compared to 2019. The higher cash inflows were also offset by higher outflows from product support liabilities of $204.9 million as payments exceeded accruals by $79.2 million in 2020 and accruals exceeded payments by $125.7 million in 2019. Additionally, there were higher cash outflows for pension contributions of $110.1 million.

Investing activities:  Cash used in investing activities decreased by $522.2 million to $1,034.3 million in the first nine months of 2020 from $1,556.5 million in 2019. Lower net cash used in investing activities reflects lower net originations from retail loans and finance leases of $154.2 million and lower cash used in the acquisition of equipment for operating leases of $331.7 million. In addition, lower net cash used reflects $65.1 million in lower net purchases of marketable securities in the first nine months of 2020 compared to 2019. The lower cash usage was partially offset by lower proceeds from asset disposals of $58.3 million.

Financing activities:  Cash used in financing activities was $1,988.0 million for the first nine months of 2020, $1,899.3 million higher than the $88.7 million in 2019. In the first nine months of 2020, the Company issued $2,031.3 million of term debt, repaid term debt of $1,419.1 million and decreased its outstanding commercial paper and short-term bank loans by $1,471.0 million. In the first nine months of 2019, the Company issued $2,056.2 million of term debt, repaid term debt of $1,677.2 million and increased its outstanding commercial paper and short-term bank loans by $636.5 million. This resulted in cash used by borrowing activities of $858.8 million in the first nine months of 2020, $1,874.3 million lower than the cash provided by borrowing activities of $1,015.5 million in 2019. The Company paid $1,128.9 million in dividends in the first nine months of 2020 compared to $1,027.8 million in 2019 due to a higher extra dividend paid in January 2020. In addition, the Company repurchased .7 million shares of common stock for $41.6 million in the first nine months of 2020 compared to the purchase of 1.7 million shares for $110.2 million in the same period last year.

Credit Lines and Other

The Company has line of credit arrangements of $3.52 billion, of which $3.30 billion were unused at September 30, 2020. Included in these arrangements are $3.00 billion of committed bank facilities, of which $1.00 billion expires in June 2021, $1.00 billion expires in June 2023 and $1.00 billion expires in June 2024. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the nine months ended September 30, 2020.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of September 30, 2020, the Company has repurchased $110.0 million of shares under the December 4, 2018 authorization. The Company has temporarily suspended its repurchases as a result of the economic uncertainty related to the COVID‑19 pandemic.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in the first nine months of 2020 were $431.1 million compared to $498.0 million for the same period of 2019. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $7.12 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2020, total capital investments for PACCAR are expected to be $570 to $600 million and R&D is expected to be $270 to $280 million. In 2021, capital investments are projected to be $575 to $625 million and R&D is expected to be $330 to $360 million. The Company is investing for long-term growth in aerodynamic truck models, diesel and zero emissions powertrain technologies, advanced driver assistance systems, connected vehicle services and next-generation manufacturing and distribution capabilities.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2018, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of September 30, 2020 was $6.35 billion. In October 2020, PFC issued an additional $100.0 million of medium-term notes under this registration. The registration expires in November 2021 and does not limit the principal amount of debt securities that may be issued during that period.

As of September 30, 2020, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.60 billion available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program replaced an expiring program in the second quarter of 2020 and is renewed annually through the filing of a new listing.

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At September 30, 2020, 8.10 billion pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL), registered a medium-term note program.  The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL as of September 30, 2020 was 450.0 million Australian dollars.

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

There were no material changes in the Company’s market risk during the nine months ended September 30, 2020. For additional information, refer to Item 7A as presented in the 2019 Annual Report on Form 10‑K.

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

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the nine months ended September 30, 2020.

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

ITEM 1A.RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2019 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2020, except for the following:

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

U.K. Exit from the European Union (EU). The U.K. formally exited the EU on January 31, 2020. Under the withdrawal agreement between the U.K. and the EU, there is a transition period that will last until December 31, 2020. During the transition period, all EU rules and regulations continue to apply to the U.K. During 2020, the U.K. and the EU intend to conclude new agreements concerning their future relationship. If no agreement is reached or there is no mutually agreed extension of the transition period, the standard trade protocols of the World Trade Organization (WTO) would become effective for imports into the EU from the U.K., and the U.K. Global Tariff Table would apply for imports into the U.K. from the EU.

The Company manufactures medium- and heavy-duty DAF trucks in the U.K. which are sold primarily in the U.K. and to a lesser extent in Europe and other world markets. In 2019, approximately 10% of the Company’s worldwide truck production was manufactured in the U.K. In the event the U.K. Global Tariff Table becomes effective, it is anticipated there would be an increase in tariffs on truck components and parts from the EU which would increase the cost of all trucks and parts in the U.K. For exports from the U.K. into the EU, there would be an increase in costs of trucks and parts as a result of the standard trade protocols of the WTO. The higher cost of trucks and parts may impact truck and parts sales and margins which could have an adverse impact on the Company’s results of operations. The Company’s results could also be impacted by the uncertainty regarding timing and terms of the final agreement, which could impact capital investment decisions.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the nine months ended September 30, 2020.

(c)	Issuer purchases of equity securities.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of September 30, 2020, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the third quarter of 2020.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2018	3(i)	001-14817

		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 24, 2020	3(i)	001-14817

(ii)		Bylaws:

		Sixth Amended and Restated Bylaws of PACCAR Inc	8-K	December 7, 2018	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(c)	Forms of Medium-Term Note, Series P (PACCAR Financial Corp.)	S-3	November 2, 2018	4.2 and 4.3	333-228141

	(d)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2018	10-Q	August 3, 2018	4(h)	001-14817

	(e)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated July 4, 2019	10-Q	October 30, 2019	4(i)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated May 29, 2020	10-Q	August 3, 2020	4(h)	001-14817

	(g)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(j)	001-14817

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

PACCAR Inc
(Registrant)

Date	November 2, 2020	By	/s/ M. T. Barkley
M. T. Barkley
Senior Vice President and Controller
(Authorized Officer and Chief Accounting Officer)