Form 10-K
period 2020-12-31
PACCAR INC
filed 2021-02-17
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____.

Commission File Number 001-14817

PACCAR Inc

(Exact name of Registrant as specified in its charter)

Delaware	91-0351110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 - 106th Ave. N.E., Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code   (425) 468-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $1 par value	PCAR	The Nasdaq Stock Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020:

Common Stock, $1 par value – $25.44 billion

The number of shares outstanding of the registrant's classes of common stock, as of January 31, 2021:

Common Stock, $1 par value – 346,936,820 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on April 27, 2021 are incorporated by reference into Part III.

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

(b)	Financial Information About Industry Segments and Geographic Areas

Information about the Company’s industry segments and geographic areas in response to Items 101(c)(1)(i) of Regulation S-K appears in Item 8, Note S, of this Form 10-K.

(c)	Narrative Description of Business

PACCAR is a multinational company operating in three principal industry segments:

(1)

The Truck segment includes the design, manufacture and distribution of high-quality, light-, medium- and heavy-duty commercial trucks. Heavy-duty trucks have a gross vehicle weight (GVW) of over 33,000 lbs (Class 8) in North America and over 16 metric tonnes in Europe and South America. Medium-duty trucks have a GVW ranging from 19,500 to 33,000 lbs (Class 6 to 7) in North America, and in Europe, light- and medium-duty trucks range between 6 and 16 metric tonnes. Trucks are configured with engine in front of cab (conventional) or cab-over-engine (COE).

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

TRUCKS

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. The Company also manufactures engines, primarily for use in the Company’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington; Mexicali, Mexico and Ste. Therese, Canada. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada; Denton, Texas, and Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF COE trucks assembled in the United Kingdom (U.K.) by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the U.K. PACCAR competes in the Brazilian heavy truck market with DAF models assembled at Ponta Grossa in the state of Paraná, Brasil. PACCAR competes in the Australian medium and heavy truck markets with Kenworth conventional and COE models and certain DAF COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models primarily assembled in the U.K. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounted for 70% of total 2020 net sales and revenues.

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

The Company’s trucks have a reputation for high quality products, most of which are ordered by dealers according to customer specifications. Some units are ordered by dealers for stocking to meet the needs of certain customers who require immediate delivery or for customers that require chassis to be fitted with specialized bodies. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures PACCAR engines and axles and a higher percentage of other components for its heavy truck models. The Company also manufactures engines at its Columbus, Mississippi facility. In 2020, the Company installed PACCAR engines in approximately 40% of the Company’s Kenworth and Peterbilt heavy‑duty trucks in the U.S. and Canada and substantially all of the DAF heavy-duty trucks sold throughout the world. Engines not manufactured by the Company are purchased from Cummins Inc. (Cummins). The Company purchased a significant portion of its transmissions from Eaton Corporation Plc. (Eaton) and ZF Friedrichshafen AG (ZF). The Company also purchased a significant portion of North America stampings used for cabs from Magna International Inc. (Magna). The Company has long-term agreements with Cummins, Eaton, ZF and Magna to provide for continuity of supply. A loss of supply from Cummins, Eaton, ZF or Magna, and the resulting interruption in the production of trucks, would have a material effect on the Company’s results. Purchased materials and parts include raw materials, partially processed materials, such as castings, and finished components manufactured by independent suppliers. Raw materials, partially processed materials and finished components make up approximately 85% of the cost of new trucks. The value of major finished truck components manufactured by independent suppliers ranges from approximately 32% in Europe to approximately 87% in North America. In addition to materials, the Company’s cost of sales includes labor and factory overhead, vehicle delivery and warranty. Accordingly, except for certain factory overhead costs such as facilities depreciation, property taxes and utilities, the Company’s cost of sales are highly correlated to sales.

The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 3% of consolidated revenues in 2020. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would require the Company to either contract for an alternative source of supply or to manufacture cabs itself.

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

There are four principal competitors in the U.S. and Canada commercial truck market. The Company’s share of the U.S. and Canadian Class 8 market was 30.1% of retail sales in 2020, and the Company’s medium-duty market share was 22.6%. In Europe, there are six principal competitors in the commercial truck market, including parent companies to three competitors of the Company in the U.S. In 2020, DAF had a 16.3% share of the European heavy-duty market and a 9.5% share of the light/medium-duty market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

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

The Company had a total production backlog of $7.6 billion at the end of 2020. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90‑day backlog approximated $4.6 billion at December 31, 2020, $3.3 billion at December 31, 2019 and $4.5 billion at December 31, 2018. Production of the year-end 2020 backlog is expected to be substantially completed during 2021.

PARTS

The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles to over 2,200 Kenworth, Peterbilt and DAF dealers in 102 countries around the world. Aftermarket truck parts are sold and delivered to the Company’s independent dealers through the Company’s 18 strategically located parts distribution centers (PDCs) in the U.S., Canada, Europe, Australia, Mexico and Central and South America. Parts are primarily purchased from various suppliers and also manufactured by the Company. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 21% of total 2020 net sales and revenues.

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

FINANCIAL SERVICES

PACCAR Financial Services (PFS) operates in 26 countries in North America, Europe, Australia and South America through wholly owned finance companies operating under the PACCAR Financial trade name. PFS also conducts full-service leasing operations through operating divisions or wholly owned subsidiaries in North America, Germany and Australia under the PacLease trade name. Selected dealers in North America are franchised to provide full-service leasing. PFS provides its franchisees with equipment financing and administrative support. PFS also operates its own full service lease outlets. PFS’s retail loan and lease customers consist of small, medium and large commercial trucking companies, independent owner/operators and other businesses and acquire their PACCAR trucks principally from independent PACCAR dealers. PFS accounted for 8% of total net sales and revenues and 56% of total assets in 2020.

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

The ability of customers to pay their obligations to PFS depends on the state of the general economy, the extent of freight demand, freight rates and the cost of fuel, among other factors. PFS limits its exposure to any one customer, with no one customer or dealer balance representing over 5% of the aggregate portfolio assets. PFS generally requires a down payment and secures its interest in the underlying truck collateral and may require other collateral or guarantees. In the event of default, PFS will repossess the truck and sell it in the open market primarily through its dealer network as well as PFS used truck centers. PFS will also seek to recover any shortfall between the amounts owed and the amounts recovered from sale of the collateral. The amount of credit losses depends on the rate of default on loans and finance leases and, in the event of repossession, the ability to recover the amount owed from sale of the collateral which is affected by used truck prices. PFS’s experience over the last sixty years financing truck sales has been that periods of economic weakness result in higher past dues and increased rates of repossession. Used truck prices also tend to fall during periods of economic weakness. As a result, credit losses tend to increase during periods of economic weakness. PFS provides an allowance for credit losses based on specifically identified customer risks and an analysis of estimated losses inherent in the portfolio, considering the amount of past due accounts, the trends of used truck prices and the current and forecasted economic conditions of its geographic markets.

Financial Services SG&A expenses consist primarily of personnel costs associated with originating and servicing the loan and lease portfolios. These costs vary somewhat depending on overall levels of business activity, but given the ongoing nature of servicing activities, tend to be relatively stable.

OTHER BUSINESSES

Other businesses include the manufacturing of industrial winches in two U.S. plants and marketing them under the Braden, Carco and Gearmatic nameplates. The markets for these products are highly competitive, and the Company competes with a number of well established firms. Sales of industrial winches were less than 1% of total net sales and revenues in 2020, 2019 and 2018.

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

HUMAN CAPITAL MANAGEMENT

PACCAR is committed to a strong, diverse and inclusive culture and the Company’s excellent financial results reflect its human centered philosophy. The Company provides its employees with robust benefits packages, comprehensive training programs, tuition assistance and a work environment that promotes safety and diversity.

The Company’s benefit packages support employee physical, emotional and financial well-being. Employee satisfaction and engagement are measured through periodic surveys. Employee training and development programs are extensive and comprehensive, including professional and technical skills training, compliance training, leadership development and management training. The Company has diversity councils throughout its global business that set goals to enhance business success through diverse and inclusive workplaces. PACCAR has a proud tradition of making grants around the world for education, social services and the arts to enrich the communities in which its employees live and work.

Safety is a key priority and the Company’s major manufacturing facilities are equipped with safety and health departments staffed with trained medical personnel. In response to the COVID-19 pandemic, the Company adapted its facilities for social distancing and implemented strong procedures to maintain appropriate health and safety protocols. The Company’s managers continuously address safety enhancements; provide regular and ongoing safety training; and use displays located in factories to provide all employees with safety-related information. PACCAR's consistent focus on workplace safety has resulted in a recordable injury rate lower than the U.S. industry average.

On December 31, 2020, the Company had approximately 26,000 employees. Approximately 38% are U.S. employees.

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

INFORMATION ABOUT THE COMPANY’S EXECUTIVE OFFICERS

Item 401(b) of Regulation S-K:

Information about the Company’s Executive Officers as of February 17, 2021 is as follows:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (67)	Executive Chairman of the Board of Directors since April 2014; Chairman and Chief Executive Officer from 1997 to April 2014. Mr. Pigott is the brother of John M. Pigott, a director of the Company.

R. Preston Feight (53)

Chief Executive Officer since July 2019; Executive Vice President September 2018 to June 2019; Vice President of PACCAR and President of DAF Trucks N.V. from April 2016 to August 2018; Vice President and General Manager, Kenworth from January 2015 to April 2016.

Harrie C.A.M. Schippers (58)

President and Chief Financial Officer since January 2018; Executive Vice President and Chief Financial Officer from February 2017 to December 2017; Senior Vice President from April 2016 to February 2017; Vice President of PACCAR and President of DAF Trucks N.V. from April 2010 to April 2016.

Michael T. Barkley (65)	Senior Vice President and Controller since January 2016.

C. Michael Dozier (55)

Senior Vice President since January 2020; Vice President of PACCAR from August 2019 to December 2019; Vice President of PACCAR and General Manager, Kenworth from April 2016 to July 2019; Managing Director, PACCAR Australia from April 2013 to March 2016.

T. Kyle Quinn (59)

Senior Vice President and Chief Technology Officer since April 2018; Senior Vice President and General Manager, Peterbilt from January 2017 to March 2018; Senior Vice President from January 2016 to January 2017.

Darrin C. Siver (54)	Senior Vice President since January 2017; Vice President and General Manager, Peterbilt from June 2013 to December 2016.

Kevin D. Baney (50)

Vice President of PACCAR and General Manager of Kenworth Truck Company since August 2019; Assistant General Manager – Sales and Marketing, Kenworth from January 2017 to July 2019; Kenworth Chief Engineer from March 2012 to December 2016.

David J. Danforth (60)	Vice President of PACCAR and General Manager, PACCAR Parts since 2014.

Todd R. Hubbard (58)	Vice President, Global Financial Services since February 2019; President, PACCAR Financial Corp. from April 2011 to January 2019.

Jack K. LeVier (61)	Vice President, Human Resources since June 2007.

A. Lily Ley (55)	Vice President and Chief Information Officer since January 2017; General Manager and Chief Information Officer from January 2016 to December 2016.

Jason P. Skoog (49)

Vice President of PACCAR and General Manager of Peterbilt since April 2018; Assistant General Manager – Operations, Kenworth from January 2017 to March 2018; Assistant General Manager – Sales and Marketing, Kenworth from January 2015 to December 2016.

Michael K. Walton (56)	Vice President and General Counsel since August 2020; Senior Counsel from August 2007 to July 2020; also served as Corporate Secretary from January 2015 to April 2016.

Harry M.B. Wolters (50)

Vice President of PACCAR and President of DAF Trucks N.V. since September 2018; European Sales Director, DAF Trucks, from October 2017 to August 2018; Operations Director, DAF Trucks from October 2014 to September 2017.

Officers are appointed by the Board of Directors annually but may be appointed or removed on interim dates.

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

The automotive industry is currently experiencing a semiconductor supply shortage that is having wide-ranging effects across the automotive supply chain including some of the Company’s suppliers. The shortage may have a short-term impact on the ability of the Company to deliver products to dealers and customers.

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

Interest-Rate Risks. The Financial Services segment is subject to interest-rate risks, because increases in interest rates can reduce demand for its products, increase borrowing costs and potentially reduce interest margins. PFS uses derivative contracts to match the interest-rate characteristics of its debt to the interest rate characteristics of its finance receivables in order to mitigate the risk of changing interest rates.

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

U.K. Exit from the European Union (EU). The Company manufactures medium- and heavy-duty DAF trucks in the U.K. which are sold primarily in the U.K. and to a lesser extent in Europe and other world markets. In 2020, approximately 10% of the Company’s worldwide truck production was manufactured in the U.K. The EU and U.K. concluded negotiations on the EU-UK Trade and Cooperation Agreement (EU-UK TCA) which was passed by the U.K. Parliament on December 30, 2020, and is pending formal consent of the European Parliament which is expected in early 2021. The EU-UK TCA provides for continued tariff-free, quota-free access for products traded between the U.K. and the EU, subject to Rules of Origin requirements. The Company believes it will qualify for the proposed Rules of Origin requirements.

London Inter-Bank Offered Rate (LIBOR) Transition. Certain financing provided by PFS to dealers and retail customers, as well as financing extended to PFS are based on variable interest rate contracts. These contracts utilize various benchmark rates, including LIBOR, to establish applicable contract interest rates. PACCAR also utilizes hedging instruments and has line of credit arrangements which reference LIBOR (including other similar benchmark rates). In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for calculation of LIBOR after 2021. At this time it is not clear if LIBOR will continue to exist, and if not, what alternative benchmark rate(s) will replace LIBOR in the marketplace. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact currently active contracts which terminate after 2021, or after such other date when LIBOR may cease to exist.

Substantially all of the Company’s contracts which reference LIBOR, including dealer wholesale financing contracts, medium-term notes, hedging instruments and line of credit arrangements, include fall-back language that specifies the methods to establish contract interest rates in the absence of LIBOR, or provide for the use of an alternative benchmark rate should LIBOR be discontinued. The Company has efforts underway to offer new finance contracts which makes use of alternative benchmark rates in replacement of all instances where LIBOR was previously used. These efforts are expected to be completed prior to December 31, 2021.

The Company has retail loan and lease contracts with a December 31, 2020 balance of approximately $148 million, or less than 1% of PFS assets, referencing LIBOR that extend beyond 2021 and do not contain fall-back language or provide for the use of an alternative benchmark rate. The Company will seek to amend these contracts to allow for the use of an alternative benchmark rate.

Changes to benchmark rates will have an uncertain impact on finance receivables and other financial obligations, our current or future cost of funds and/or access to capital markets. The Company will attempt to minimize the impact of differences between the current and replacement benchmark rates through pricing adjustments on the financing provided by PFS, but it is not certain the Company will be able to do so. Based on the current balance of finance contracts referencing LIBOR, it is estimated that for a 10 basis point difference between the current and replacement benchmark rates that the Company is unable to recover through pricing adjustments, income before income taxes would decrease by approximately $1.6 million. Accordingly, the Company does not expect the anticipated changes to the use of LIBOR as a benchmark rate will have a material impact on the results of operations.

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

Refer to Note L – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements (Part II, Item 8) for discussion on litigation matters, which is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a)	Market Information, Holders, Dividends, Securities Authorized for Issuance Under Equity Compensation Plans and Performance Graph.

Market Information, Holders and Dividends.

Common stock of the Company is traded on the Nasdaq Stock Market under the symbol PCAR. The table below reflects the range of trading prices as reported by the Nasdaq Stock Market and cash dividends declared. There were 1,469 record holders of the common stock at December 31, 2020.

	2020			2019
	DIVIDENDS	STOCK PRICE		DIVIDENDS	STOCK PRICE
QUARTER	DECLARED	HIGH	LOW	DECLARED	HIGH	LOW
First	$.32	$79.66	$49.11	$.32	$70.35	$55.84
Second	.32	79.48	58.21	.32	73.00	65.78
Third	.32	91.30	74.00	.32	72.86	62.13
Fourth	.32	95.82	82.85	.32	83.41	65.17
Year-End Extra	.70			2.30

The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2020 regarding compensation plans under which PACCAR equity securities are authorized for issuance.

	Number of Securities Granted and to be Issued Related to Outstanding Options and Restricted Stock Units	Weighted-average Exercise Price of Outstanding Options	Securities Available for Future Grant
Stock compensation plans approved by stockholders	3,767,655	$64.34	11,806,487

All stock compensation plans have been approved by the stockholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 425,826 shares that represent deferred cash awards payable in stock.

Securities available for future grant are authorized under the following two plans: (i) 11,129,964 shares under the LTI Plan, and (ii) 676,523 shares under the RSDC Plan.

Stockholder Return Performance Graph.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, to the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the return of the industry peer groups of companies identified in the graph (the “Peer Group Index”) for the last five fiscal years ended December 31, 2020. Standard & Poor’s has calculated a return for each company in the Peer Group Index weighted according to its respective capitalization at the beginning of each period with dividends reinvested on a monthly basis. Management believes that the identified companies and methodology used in the graph for the Peer Group Index provide a better comparison than other indices available. The Peer Group Index consists of AGCO Corporation, Caterpillar Inc., Cummins Inc., Dana Incorporated, Deere & Company, Eaton Corporation, Meritor Inc., Navistar International Corporation, Oshkosh Corporation, AB Volvo and CNH Industrial N.V. The comparison assumes that $100 was invested December 31, 2015, in the Company’s common stock and in the stated indices and assumes reinvestment of dividends.

	2015	2016	2017	2018	2019	2020
PACCAR Inc	100	138.38	158.89	134.55	195.16	218.07
S&P 500 Index	100	111.96	136.40	130.42	171.49	203.04
Peer Group Index	100	142.24	214.65	177.39	227.93	302.22

(b)	Use of Proceeds from Registered Securities.

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of December 31, 2020, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made during the fourth quarter of 2020.

ITEM 6.	SELECTED FINANCIAL DATA.

	2020	2019	2018	2017	2016
	(millions, except per share data)
Truck, Parts and Other Net Sales and Revenues	$17,154.3	$24,119.7	$22,138.6	$18,187.5	$15,846.6
Financial Services Revenues	1,574.2	1,480.0	1,357.1	1,268.9	1,186.7
Total Revenues	$18,728.5	$25,599.7	$23,495.7	$19,456.4	$17,033.3

Net Income	$1,298.4	$2,387.9	$2,195.1	$1,675.2	$521.7
Adjusted Net Income *				1,501.8	1,354.7

Net Income Per Share:
Basic	3.74	6.88	6.25	4.76	1.49
Diluted	3.74	6.87	6.24	4.75	1.48
Adjusted Diluted *				4.26	3.85

Cash Dividends Declared Per Share	1.98	3.58	3.09	2.19	1.56

Total Assets:
Truck, Parts and Other	12,460.2	12,289.7	11,082.8	10,237.9	8,444.1
Financial Services	15,799.8	16,071.4	14,399.6	13,202.3	12,194.8

Financial Services Debt	10,853.3	11,222.7	9,950.5	8,879.4	8,475.2
Stockholders’ Equity	10,390.0	9,706.1	8,592.9	8,050.5	6,777.6

*	See Reconciliation of GAAP to Non-GAAP Financial Measures.

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

PACCAR’s financial results for year ended December 31, 2020 were impacted by the COVID-19 pandemic, with the most significant impact in the quarter ended June 30, 2020. The Company’s truck and engine production was suspended at its factories worldwide starting March 24, 2020. Truck and engine production restarted in Europe and Australia on April 20, 2020, and factories gradually resumed operations in North America and Brasil in early May. In the third quarter the Company resumed production at rates sufficient to accommodate demand while maintaining appropriate health and safety protocols. Effects of the pandemic included reduced truck deliveries, increased costs associated with the suspension of production, lower aftermarket parts sales and higher provision for losses on Financial Services receivables. Increased costs related to the suspension and subsequent resumption of production primarily included reduced labor efficiency, costs to prepare factories for safe re-opening and reduced factory utilization. The Company implemented cost saving measures to partially offset the increased costs. During the pandemic, the Company’s Parts segment continues to provide aftermarket support through its parts distribution centers, and the Financial Services segment continues to provide financing, leasing services and related support to customers.

2020 Financial Highlights

•	Worldwide net sales and revenues were $18.73 billion in 2020 compared to $25.60 billion in 2019 due to lower truck revenues.
•	Truck sales were $13.16 billion in 2020 compared to $19.99 billion in 2019 primarily due to lower truck deliveries in the U.S. and Canada and Europe.
•	Parts sales were $3.91 billion in 2020 compared to $4.02 billion in 2019 primarily due to lower demand in the U.S. and Canada.
•	Financial Services revenues were $1.57 billion in 2020 compared to $1.48 billion in 2019. The increase was primarily the result of higher used truck sales in Europe.
•

In 2020, PACCAR earned net income for the 82nd consecutive year. Net income was $1.30 billion ($3.74 per diluted share) in 2020 compared to $2.39 billion ($6.87 per diluted share) in 2019 primarily reflecting lower Truck operating results.

•

Capital investments were $569.5 million in 2020 compared to $743.9 million in 2019 reflecting continued investments in the Company’s manufacturing facilities, new product development and enhanced aftermarket support.

•	After-tax return on beginning equity (ROE) was 13.4% in 2020 compared to 27.8% in 2019.
•	Research and development (R&D) expenses were $273.9 million in 2020 compared to $326.6 million in 2019.

PACCAR signed a global strategic agreement with Aurora, a leader in autonomous driving technologies, to develop autonomous Peterbilt 579 and Kenworth T680 trucks. The partnership will integrate PACCAR’s autonomous vehicle platform with the Aurora self-driving technologies to deliver enhanced safety and operational efficiency to customers. Kenworth T680 and Peterbilt 579 trucks utilizing the Aurora Driver are expected to be delivered in the next several years.

A Kenworth T680 fuel cell electric vehicle and a battery electric Peterbilt 579EV became the first Class 8 zero emissions vehicles to drive to the 14,115 foot summit of Pikes Peak in Colorado, demonstrating superb power and excellent drivability. More than 60 hybrid and zero emissions vehicles are currently in customer testing, which have traveled nearly 500,000 miles. Kenworth K270E and T680E, Peterbilt 579EV, 220EV and 520EV, and DAF CF Electric zero emissions trucks became available for customers to order in the third quarter of 2020. The Company anticipates electric vehicle production may be a few hundred units in 2021.

Kenworth and Toyota Motor North America are collaborating on a project to develop Kenworth T680 zero emissions trucks powered by hydrogen fuel cell electric powertrains.

PACCAR Parts continues to add global parts distribution capacity to further enhance parts availability to its customers. A new 260,000 square-foot distribution center will open in Louisville, Kentucky next year.

PACCAR has been honored as a global leader in environmental practices by reporting firm CDP, earning a score of “A-” in 2020, which places PACCAR in the top 15% of over 9,500 reporting companies which disclose data about their environmental programs to CDP for independent assessment. Environmental leadership is one of PACCAR’s core values, and the Company has earned an “A” or “A-” rating for six consecutive years.

PACCAR Inc, Kenworth, Peterbilt, PACCAR Parts and Dynacraft were each honored by the Women in Trucking Association (WIT) as a 2020 “Top Company for Women to Work for in Transportation”. The recognition was for fostering gender diversity, flexible hours, competitive compensation and benefits, training, professional development and career advancement opportunities.

PACCAR Financial Services (PFS) recently opened used truck centers in Lyon, France, Denton, Texas, and Prague, Czech Republic, and plans to open a used truck facility in Madrid, Spain in 2021.

The PFS group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $15.80 billion. PFS issued $1.99 billion in medium-term notes during 2020 to support portfolio growth and repay maturing debt.

Truck Outlook

The Company suspended truck production worldwide on March 24, 2020, due to the COVID-19 pandemic, with production resuming at all facilities by early May. The Company adjusted its manufacturing facilities for social distancing and implemented deep cleaning procedures. Initial truck production rates at all facilities were lower than those in effect at the time of the worldwide closure. In the fourth quarter, production rates had returned to pre-pandemic levels. Future production volumes will depend on market demand for trucks, parts availability from the Company’s suppliers and further government directives related to the COVID-19 pandemic.

Assuming no significant impacts from a resurgence of the COVID-19 pandemic, truck industry retail sales in the U.S. and Canada in

2021 are expected to be 250,000 to 280,000 units compared to 216,500 in 2020. In Europe, the 2021 truck industry registrations for over 16-tonne vehicles are expected to be 250,000 to 280,000 units compared to 230,400 in 2020. In South America, heavy-duty truck industry registrations in 2021 are projected to be 100,000 to 110,000 units as compared to 93,000 in 2020.

Parts Outlook

The Company continues to provide strong aftermarket support to enable the shipment of essential goods and services to communities around the world while following social distancing and hygiene protocols. Strengthening economies and higher truck traffic in the second half of the year resulted in increased demand for aftermarket parts as compared to the first half of the year. In 2021, PACCAR Parts sales are expected to increase 7-9% from 2020 levels. If economic conditions were to worsen, lower freight volumes could reduce the demand for replacement parts, resulting in lower parts revenues and operating results.

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2021 are expected to increase 4-6% compared to 2020. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline.

Capital Spending and R&D Outlook

Capital investments in 2021 are expected to be $575 to $625 million, and R&D is expected to be $350 to $375 million. The Company is investing for medium- and long-term growth in aerodynamic truck models, integrated powertrains including diesel, electric, hybrid, and hydrogen fuel cell technologies, as well as advanced driver assistance and autonomous systems, connected vehicle services and next-generation manufacturing and distribution capabilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the years ended December 31, 2020 and 2019 are presented below. For information on the year ended December 31, 2018, refer to Part II, Item 7 in the 2019 Annual Report on Form 10-K.

($ in millions, except per share amounts)
Year Ended December 31,	2020	2019
Net sales and revenues:
Truck	$13,164.8	$19,989.5
Parts	3,912.9	4,024.9
Other	76.6	105.3
Truck, Parts and Other	17,154.3	24,119.7
Financial Services	1,574.2	1,480.0
	$18,728.5	$25,599.7
Income (loss) before income taxes:
Truck	$581.4	$1,904.9
Parts	799.3	830.8
Other	18.2	(17.7)
Truck, Parts and Other	1,398.9	2,718.0
Financial Services	223.1	298.9
Investment income	35.9	82.3
Income taxes	(359.5)	(711.3)
Net Income	$1,298.4	$2,387.9
Diluted earnings per share	$3.74	$6.87
After-tax return on revenues	6.9%	9.3%

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

2020 Compared to 2019:

Truck

The Company’s Truck segment accounted for 70% of revenues in 2020 compared to 78% in 2019.

The Company’s new truck deliveries are summarized below:

Year Ended December 31,	2020	2019	% CHANGE
U.S. and Canada	73,300	117,200	(37)
Europe	42,900	59,900	(28)
Mexico, South America, Australia and other	17,100	21,700	(21)
Total units	133,300	198,800	(33)

The decrease in new truck deliveries worldwide in 2020 compared to 2019 was driven primarily by lower build rates caused by lower demand partially as a result of the COVID-19 pandemic.

Market share data discussed below is provided by third party sources and is measured by either registrations or retail sales for the

Company’s dealer network as a percentage of total registrations or retail sales depending on the geographic market. In the U.S. and

Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In 2020, industry retail sales in the heavy-duty market in the U.S. and Canada decreased to 216,500 units from 308,800 units in 2019. The Company’s heavy-duty truck retail market share was 30.1% in 2020 compared to 30.0% in 2019. The medium-duty market was 74,500 units in 2020 compared to 114,200 units in 2019. The Company’s medium-duty market share was 22.6% in 2020 compared to 17.2% in 2019.

The over 16‑tonne truck market in Europe in 2020 decreased to 230,400 units from 320,200 units in 2019, and DAF’s market share was 16.3% in 2020 compared to 16.2% in 2019. The 6 to 16‑tonne market in 2020 decreased to 41,400 units from 53,600 units in 2019. DAF’s market share in the 6 to 16-tonne market in 2020 was 9.5% compared to 9.7% in 2019.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Year Ended December 31,	2020	2019	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$8,062.0	$13,106.5	(38)
Europe	3,419.3	4,797.6	(29)
Mexico, South America, Australia and other	1,683.5	2,085.4	(19)
	$13,164.8	$19,989.5	(34)
Truck income before income taxes	$581.4	$1,904.9	(69)
Pre-tax return on revenues	4.4%	9.5%

The Company’s worldwide truck net sales and revenues decreased to $13.16 billion in 2020 from $19.99 billion in 2019 due to lower truck deliveries in all markets, though primarily the U.S. and Canada and Europe. Truck segment income before income taxes and pretax return on revenues reflect the impact of lower truck unit deliveries and lower margins, driven primarily by reduced demand and the worldwide truck plant closures as a result of the COVID-19 pandemic.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between 2020 and 2019 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2019	$19,989.5	$17,562.6	$2,426.9
(Decrease) increase
Truck sales volume	(6,738.2)	(5,504.2)	(1,234.0)
Average truck sales prices	(44.5)		(44.5)
Average per truck material, labor and other direct costs		271.5	(271.5)
Factory overhead and other indirect costs		(200.8)	200.8
Extended warranties, operating leases and other	(78.3)	8.2	(86.5)
Currency translation	36.3	34.4	1.9
Total decrease	(6,824.7)	(5,390.9)	(1,433.8)
2020	$13,164.8	$12,171.7	$993.1

•

Truck sales volume primarily reflects lower unit deliveries in the U.S. and Canada ($5.01 billion sales and $4.05 billion cost of sales), Europe ($1.42 billion sales and $1.19 billion cost of sales) and Mexico ($254.1 million sales and $211.0 million cost of sales), due to reduced retail demand and the impact of the worldwide production suspension due to the COVID-19 pandemic.

•	Average truck sales prices decreased sales by $44.5 million, primarily due to lower price realization in North America and Europe.
•

Average cost per truck increased cost of sales by $271.5 million, primarily reflecting higher accruals for product support costs and increased labor costs from lower volumes and inefficiencies related to the COVID-19 pandemic.

•

Factory overhead and other indirect costs decreased $200.8 million, primarily due to lower costs for labor, repair and maintenance and depreciation, partially offset by increased costs associated with the COVID-19 pandemic.

•

Extended warranties, operating leases and other revenues decreased by $78.3 million primarily due to lower revenues from operating leases as a result of a decreasing portfolio and lower revenues from dealer support services, partially offset by higher revenues from extended warranty contracts. Cost of sales and revenues increased by $8.2 million primarily due to higher costs on extended warranty contracts and higher impairments and losses on used trucks in Europe, partially offset by lower costs from operating leases and dealer support services.

•

The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar, partially offset by a decline in the value of the Brazilian real and the Canadian dollar.

•	Truck gross margins decreased to 7.5% in 2020 from 12.1% in 2019, primarily due to the factors noted above.

Truck selling, general and administrative expenses (SG&A) for 2020 decreased to $210.9 million from $269.7 million in 2019. The decrease was primarily due to lower sales and marketing costs ($30.1 million), salaries and related expenses ($22.7 million) and travel expenses ($17.3 million). As a percentage of sales, Truck SG&A increased to 1.6% in 2020 from 1.3% in 2019 due to lower net sales, partially offset by lower spending.

Parts

The Company’s Parts segment accounted for 21% of revenues in 2020 compared to 16% in 2019.

($ in millions)
Year Ended December 31,	2020	2019	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$2,664.9	$2,731.7	(2)
Europe	896.1	908.5	(1)
Mexico, South America, Australia and other	351.9	384.7	(9)
	$3,912.9	$4,024.9	(3)
Parts income before income taxes	$799.3	$830.8	(4)
Pre-tax return on revenues	20.4%	20.6%

The Company’s worldwide parts net sales and revenues decreased to $3.91 billion in 2020 from $4.02 billion in 2019 due to lower sales volume, partially offset by higher prices. The decrease in Parts segment income before income taxes and pre-tax return on revenues in 2020 was primarily due to lower volume and margins. Parts income before income taxes in 2020 included a $10.2 million gain on the sale of the prior Las Vegas parts distribution facility which was replaced by a new larger facility. The gain was recorded in the second quarter in Interest and other (income), net on the Consolidated Statement of Income.

The major factors for the Parts segment changes in net sales and revenues, cost of sales and revenues and gross margin between 2020 and 2019 are as follows:

	NET SALES AND	COST OF SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2019	$4,024.9	$2,906.8	$1,118.1
(Decrease) increase
Aftermarket parts volume	(220.1)	(149.1)	(71.0)
Average aftermarket parts sales prices	96.8		96.8
Average aftermarket parts direct costs		60.8	(60.8)
Warehouse and other indirect costs		17.8	(17.8)
Currency translation	11.3	6.5	4.8
Total decrease	(112.0)	(64.0)	(48.0)
2020	$3,912.9	$2,842.8	$1,070.1
•	Aftermarket parts sales volume decreased by $220.1 million and related cost of sales decreased by $149.1 million primarily due to lower demand in the U.S. and Canada.
•	Average aftermarket parts sales prices increased sales by $96.8 million primarily due to higher price realization in North America.
•	Average aftermarket parts direct costs increased $60.8 million due to higher material costs.
•	Warehouse and other indirect costs increased $17.8 million, primarily due to higher salaries and related expenses.
•

The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar, partially offset by a decrease in the value of the Brazilian real.

•	Parts gross margins in 2020 decreased to 27.3% from 27.8% in 2019 due to the factors noted above.

Parts SG&A expense for 2020 decreased to $192.7 million compared to $207.8 million in 2019 primarily due to lower salaries and related expenses, lower travel expenses and lower sales and marketing costs. As a percentage of sales, Parts SG&A decreased to 4.9% in 2020 from 5.2% in 2019, primarily due to lower spending, partially offset by lower net sales.

Financial Services

The Company’s Financial Services segment accounted for 8% of revenues in 2020 compared to 6% in 2019.

($ in millions)
Year Ended December 31,	2020	2019	% CHANGE
New loan and lease volume:
U.S. and Canada	$3,027.0	$3,425.8	(12)
Europe	1,204.1	1,349.5	(11)
Mexico, Australia and other	787.6	857.7	(8)
	$5,018.7	$5,633.0	(11)
New loan and lease volume by product:
Loans and finance leases	$3,975.0	$4,277.1	(7)
Equipment on operating lease	1,043.7	1,355.9	(23)
	$5,018.7	$5,633.0	(11)
New loan and lease unit volume:
Loans and finance leases	36,100	38,000	(5)
Equipment on operating lease	10,700	13,700	(22)
	46,800	51,700	(9)
Average earning assets:
U.S. and Canada	$9,011.3	$8,837.7	2
Europe	3,560.2	3,547.6
Mexico, Australia and other	1,782.4	1,895.5	(6)
	$14,353.9	$14,280.8	1
Average earning assets by product:
Loans and finance leases	$9,123.8	$8,758.8	4
Dealer wholesale financing	2,101.4	2,428.8	(13)
Equipment on lease and other	3,128.7	3,093.2	1
	$14,353.9	$14,280.8	1
Revenues:
U.S. and Canada	$785.0	$810.1	(3)
Europe	562.2	409.3	37
Mexico, Australia and other	227.0	260.6	(13)
	$1,574.2	$1,480.0	6
Revenues by product:
Loans and finance leases	$457.8	$470.2	(3)
Dealer wholesale financing	69.6	112.8	(38)
Equipment on lease and other	1,046.8	897.0	17
	$1,574.2	$1,480.0	6
Income before income taxes	$223.1	$298.9	(25)

New loan and lease volume was $5.02 billion in 2020 compared to $5.63 billion in 2019, primarily reflecting lower truck deliveries worldwide, partially offset by higher finance market share. PFS finance market share of new PACCAR truck sales was 28.3% in 2020 compared to 24.5% in 2019.

PFS revenues increased to $1.57 billion in 2020 from $1.48 billion in 2019. The increase was primarily due to higher used truck sales in Europe, partially offset by lower portfolio yields reflecting lower U.S. market interest rates. The effects of currency translation decreased PFS revenues by $7.3 million in 2020, primarily due to a weaker Mexican peso and Brazilian real, partially offset by a stronger euro.

PFS income before income taxes decreased to $223.1 million in 2020 from $298.9 million in 2019, primarily due to lower used truck results, lower yields and a higher provision for credit losses, partially offset by lower SG&A expenses. The effects of translating weaker foreign currencies to the U.S. dollar decreased PFS income before taxes by $9.3 million in 2020.

Included in Financial Services “Other Assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $375.8 million at December 31, 2020 and $391.4 million at December 31, 2019. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions, through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized losses on used trucks, excluding repossessions, of $88.2 million in 2020 compared to $57.5 million in 2019, including losses on multiple unit transactions of $38.6 million in 2020 compared to $19.1 million in 2019. Used truck losses related to repossessions, which are recognized as credit losses, were insignificant for 2020 and 2019.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between 2020 and 2019 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
2019	$583.0	$230.5	$352.5
Increase (decrease)
Average finance receivables	3.0		3.0
Average debt balances		1.2	(1.2)
Yields	(47.1)		(47.1)
Borrowing rates		(35.8)	35.8
Currency translation and other	(11.5)	(3.8)	(7.7)
Total decrease	(55.6)	(38.4)	(17.2)
2020	$527.4	$192.1	$335.3

•

Average finance receivables increased $51.4 million (excluding foreign exchange effects) in 2020 as a result of retail portfolio new business volume exceeding collections, partially offset by lower dealer wholesale balances.

•	Average debt balances increased $12.4 million (excluding foreign exchange effects) in 2020. The higher average debt balances reflect funding for a higher average earning assets portfolio.
•	Lower portfolio yields (4.7% in 2020 compared to 5.2% in 2019) decreased interest and fees by $47.1 million. The lower portfolio yields were primarily due to lower market rates in North America.
•	Lower borrowing rates (1.8% in 2020 compared to 2.2% in 2019) were primarily due to lower debt market rates in North America.
•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and the Brazilian real.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Year Ended December 31,	2020	2019
Operating lease and rental revenues	$832.0	$831.0
Used truck sales	194.8	43.9
Insurance, franchise and other revenues	20.0	22.1
Operating lease, rental and other revenues	$1,046.8	$897.0

Depreciation of operating lease equipment	$651.9	$605.4
Vehicle operating expenses	152.4	143.8
Cost of used truck sales	200.1	45.9
Insurance, franchise and other expenses	3.6	3.1
Depreciation and other expenses	$1,008.0	$798.2

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between 2020 and 2019 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
2019	$897.0	$798.2	$98.8
Increase (decrease)
Used truck sales	151.0	154.2	(3.2)
Results on returned lease assets		28.7	(28.7)
Average operating lease assets	(1.4)	.9	(2.3)
Revenue and cost per asset	(2.0)	17.5	(19.5)
Currency translation and other	2.2	8.5	(6.3)
Total increase (decrease)	149.8	209.8	(60.0)
2020	$1,046.8	$1,008.0	$38.8

•

A higher sales volume of used trucks received on trade and upon RVG contract expiration increased operating lease, rental and other revenues by $151.0 million and increased depreciation and other expenses by $154.2 million.

•

Results on returned lease assets increased depreciation and other expenses by $28.7 million primarily due to higher impairments in the U.S. and Europe and higher losses on sales of returned lease units in the U.S.

•

Average operating lease assets increased $9.8 million (excluding foreign exchange effects), which increased related depreciation and other expenses by $.9 million. Revenues decreased by $1.4 million due to lower rental income per unit in Europe.

•

Revenue per asset decreased $2.0 million primarily due to lower fleet utilization. Cost per asset increased $17.5 million due to higher operating lease impairments in Europe, higher depreciation expense and higher vehicle operating expenses.

•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro, partially offset by the Mexican peso.

Financial Services SG&A expense decreased to $122.2 million in 2020 from $137.0 million in 2019. The decrease was due to lower salaries and related expenses as a result of cost controls and lower travel expenses. As a percentage of revenues, Financial Services SG&A decreased to 7.8% in 2020 from 9.3% in 2019.

The following table summarizes the provision for losses on receivables and net charge-offs:

	2020		2019
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$16.2	$13.8	$13.5	$14.0
Europe	5.1	3.2	(3.2)	(.8)
Mexico, Australia and other	7.5	5.3	5.1	4.2
	$28.8	$22.3	$15.4	$17.4

The provision for losses on receivables increased to $28.8 million in 2020 from $15.4 million in 2019, primarily driven by growth in the loans and finance leases portfolio and challenging economic conditions related to the COVID-19 pandemic. In addition, the provision for losses in 2019 also included recoveries on charged-off accounts in Europe.

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

The post-modification balances of accounts modified during the years ended December 31, 2020 and 2019 are summarized below:

	2020		2019
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$244.4	2.5%	$316.4	3.5%
Insignificant delay	2,545.3	26.0%	83.2	.9%
Credit - no concession	120.2	1.2%	23.3	.3%
Credit - TDR	74.7	.8%	2.5
	$2,984.6	30.5%	$425.4	4.7%

*	Amortized cost basis immediately after modification as a percentage of the year-end retail portfolio balance.

In 2020, total modification activity significantly increased compared to 2019. The decrease in modifications for Commercial reasons primarily reflects lower volumes of refinancing. The increase in modifications for Insignificant delay reflects fleet customers requesting payment relief for up to three months related to the COVID-19 pandemic. The increase in modifications for Credit - no concession is primarily due to higher volumes of refinancing and requests for payment relief in Europe, the U.S. and Mexico. Credit - TDR modifications increased to $74.7 million in 2020 from $2.5 million in 2019 primarily due to two fleet customers in the U.S. and four fleet customers in Mexico.

The following table summarizes the Company’s 30+ days past due accounts:

At December 31,	2020	2019
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%	.4%
Europe	.9%	.7%
Mexico, Australia and other	1.7%	2.0%
Worldwide	.5%	.7%

Accounts 30+ days past due decreased to .5% at December 31, 2020 from .7% at December 31, 2019. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $18.6 million and $1.7 million of accounts worldwide during the fourth quarter of 2020 and the fourth quarter of 2019, respectively, which were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

At December 31,	2020	2019
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%	.4%
Europe	1.5%	.7%
Mexico, Australia and other	1.9%	2.1%
Worldwide	.6%	.7%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2020 and 2019. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2020 and 2019.

The Company’s 2020 and 2019 annualized pre-tax return on average assets for Financial Services was 1.4% and 2.0%, respectively.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for 2020 and 2019. Other SG&A decreased to $55.6 million in 2020 from $84.0 million in 2019 primarily due to lower compensation costs reflecting stringent cost controls and lower travel expenses.

Other income (loss) before tax was $18.2 million in 2020 compared to $(17.7) million in 2019. The income in 2020 compared to loss in 2019 was primarily due to lower salaries and related expenses, lower expected costs to resolve certain environmental matters and lower travel expenses, partially offset by lower results from the winch business.

Investment income decreased to $35.9 million in 2020 from $82.3 million in 2019, primarily due to lower yields on U.S. investments due to lower market interest rates.

Income Taxes

In 2020, the effective tax rate was 21.7% compared to 23.0% in 2019. The lower effective tax rate in 2020 was primarily due to the change in mix of income generated in jurisdictions with lower tax rates in 2020 as compared to 2019.

($ in millions)
Year Ended December 31,	2020	2019
Domestic income before taxes	$1,122.9	$2,201.1
Foreign income before taxes	535.0	898.1
Total income before taxes	$1,657.9	$3,099.2
Domestic pre-tax return on revenues	10.8%	14.5%
Foreign pre-tax return on revenues	6.4%	8.6%
Total pre-tax return on revenues	8.9%	12.1%

In 2020, both domestic and foreign income before income taxes and pre-tax return on revenues decreased primarily due to lower revenues and lower margins from truck operations.

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)
At December 31,	2020	2019
Cash and cash equivalents	$3,539.6	$4,175.1
Marketable debt securities	1,429.0	1,162.1
	$4,968.6	$5,337.2

The Company’s total cash and marketable debt securities at December 31, 2020 decreased $368.6 million from the balances at December 31, 2019 due to a decrease in cash and cash equivalents, primarily reflecting $1,239.8 million of dividends paid during 2020, partially offset by other cash flows as described below.

The change in cash and cash equivalents is summarized below:

($ in millions)
Year Ended December 31,	2020	2019
Operating activities:
Net income	$1,298.4	$2,387.9
Net income items not affecting cash	1,097.7	1,190.1
Pension contributions	(184.9)	(35.7)
Changes in operating assets and liabilities, net	776.0	(682.0)
Net cash provided by operating activities	2,987.2	2,860.3
Net cash used in investing activities	(1,875.8)	(2,207.4)
Net cash (used in) provided by financing activities	(1,808.5)	83.4
Effect of exchange rate changes on cash	61.6	2.9
Net (decrease) increase in cash and cash equivalents	(635.5)	739.2
Cash and cash equivalents at beginning of the year	4,175.1	3,435.9
Cash and cash equivalents at end of the year	$3,539.6	$4,175.1

Operating activities: Cash provided by operations increased by $126.9 million to $2.99 billion in 2020 from $2.86 billion in 2019. The increase reflects $1,391.4 million from wholesale receivables on new trucks as there was a cash inflow of $871.2 million in 2020 versus a cash outflow of $520.2 million in 2019. Higher operating cash flows reflect an increase of $144.2 million from used truck inventories as there was a cash inflow in 2020 ($65.1 million) compared to a cash outflow in 2019 ($79.1 million) and $194.1 million from accounts receivable as collections exceeded sales in 2020 ($121.8 million) compared to sales exceeding collections in 2019 ($72.3 million). The higher operating cash inflows were partially offset by lower net income of $1,089.5 million and a higher outflow for product support liabilities of $255.7 million as payments exceeded accruals by $89.1 million in 2020 and accruals exceeded payments by $166.6 million in 2019. Additionally, there were higher cash outflows for pension contributions of $149.2 million and higher net purchases of inventories of $72.8 million as there were $48.2 million in net purchases in 2020 and $24.6 million in net inventory reductions in 2019.

Investing activities:  Cash used in investing activities decreased by $331.6 million to $1,875.8 million in 2020 from $2,207.4 million in 2019. Lower net cash used in investing activities reflects lower cash used in the acquisition of equipment for operating leases of $308.8 million. In addition, there was $101.0 million of higher proceeds from dealer wholesale receivables on used trucks as cash receipts exceeded cash outflows in 2020 ($53.3 million) compared to originations exceeding cash receipts in 2019 ($47.7 million). The lower cash usage was partially offset by higher net purchases of marketable securities of $109.5 million in 2020 compared to 2019.

Financing activities:  Cash used in financing activities increased $1,891.9 million to $1,808.5 million in 2020 compared to cash provided by financing activities of $83.4 million in 2019. In 2020, the Company issued $2,150.1 million of term debt, repaid term debt of $1,898.5 million and decreased its outstanding commercial paper and short-term bank loans by $831.9 million. In 2019, the Company issued $2,504.3 million of term debt, repaid term debt of $1,790.0 million and increased its outstanding commercial paper and short-term bank loans by $557.1 million. This resulted in cash used by borrowing activities of $580.3 million in 2020, $1,851.7 million lower than the cash provided by borrowing activities of $1,271.4 million in 2019. The Company paid $1,239.8 million in dividends in 2020 compared to $1,138.6 million in 2019 due to a higher extra dividend paid in January 2020. In addition, the Company repurchased .7 million shares of common stock for $42.1 million in 2020 compared to the purchase of 1.7 million shares for $110.2 million in 2019.

Credit Lines and Other:

The Company has line of credit arrangements of $3.52 billion, of which $3.29 billion were unused at December 31, 2020. Included in these arrangements are $3.00 billion of committed bank facilities, of which $1.00 billion expires in June 2021, $1.00 billion expires in June 2023 and $1.00 billion expires in June 2024. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the year ended December 31, 2020.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of December 31, 2020, the Company has repurchased $110.0 million of shares under the December 4, 2018 authorization. The Company has temporarily suspended its repurchases as a result of the economic uncertainty related to the COVID-19 pandemic.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in 2020 were $558.8 million compared to $734.0 million in 2019. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $7.20 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

Capital investments in 2021 are expected to be $575 to $625 million, and R&D is expected to be $350 to $375 million. The Company is investing for medium- and long-term growth in aerodynamic truck models, integrated powertrains including diesel, electric, hybrid, and hydrogen fuel cell technologies, as well as advanced driver assistance and autonomous systems, connected vehicle services and next-generation manufacturing and distribution capabilities.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2018, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2020 was $6.00 billion. In February 2021, PFC issued $400.0 million of medium-term notes under this registration. The registration expires in November 2021 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2020, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.60 billion available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program replaced an expiring program in the second quarter of 2020 and is renewable annually through the filing of a new listing.

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5.00 billion pesos. At December 31, 2020, 6.84 billion pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL), registered a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL as of December 31, 2020 was 450.0 million Australian dollars.

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

Commitments

The following summarizes the Company’s contractual cash commitments at December 31, 2020:

	MATURITY
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Borrowings*	$5,396.0	$4,604.4	$865.6		$10,866.0
Purchase obligations	91.6	75.4	.4		167.4
Interest on debt**	114.6	103.6	15.4		233.6
Lease liabilities	14.3	16.8	5.7	$6.0	42.8
Other obligations	37.6	5.5	1.1		44.2
	$5,654.1	$4,805.7	$888.2	$6.0	$11,354.0

*	Commercial paper included in borrowings is at par value.
**	Interest on floating-rate debt is based on the applicable market rates at December 31, 2020.

Total cash commitments for borrowings and interest on term debt were $11.10 billion and were related to the Financial Services segment. As described in Note J of the consolidated financial statements, borrowings consist primarily of term notes and commercial paper issued by the Financial Services segment. The Company expects to fund its maturing Financial Services debt obligations principally from funds provided by collections from customers on loans and lease contracts, as well as from the proceeds of commercial paper and medium-term note borrowings. Purchase obligations are the Company’s contractual commitments to acquire future production inventory and capital equipment. Other obligations primarily include commitments to purchase energy.

The Company’s other commitments include the following at December 31, 2020:

	COMMITMENT EXPIRATION
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Loan and lease commitments	$823.4				$823.4
Residual value guarantees	633.0	$709.2	$158.7	$42.2	1,543.1
Letters of credit	9.3	.1	.2	.7	10.3
	$1,465.7	$709.3	$158.9	$42.9	$2,376.8

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

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities in the years ended December 31, 2020 and 2019 were $1.9 million and $1.3 million, respectively. While the timing and amount of the ultimate costs associated with future environmental cleanup cannot be determined, management expects that these matters will not have a significant effect on the Company’s consolidated cash flow, liquidity or financial condition.

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

During 2020 and 2019, market values on equipment returning upon operating lease maturity were generally lower than the residual values on the equipment, resulting in an increase in depreciation expense of $99.9 million and $65.8 million, respectively.

At December 31, 2020, the aggregate residual value of equipment on operating leases in the Financial Services segment and residual value guarantee on trucks accounted for as operating leases in the Truck segment was $2.42 billion. A 10% decrease in used truck values worldwide, if expected to persist over the remaining maturities of the Company’s operating leases, would reduce residual value estimates and result in the Company recording additional depreciation expense of approximately $80.7 million in 2021, $70.6 in 2022, $55.6 in 2023, $22.6 in 2024 and $12.9 in 2025 and thereafter.

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

Impaired receivables are generally considered collateral dependent. Large balance retail and all wholesale impaired receivables are individually evaluated to determine the appropriate reserve for losses. The determination of reserves for large balance impaired receivables considers the fair value of the associated collateral. When the underlying collateral fair value exceeds the Company’s amortized cost basis, no reserve is recorded. Small balance impaired receivables with similar risk characteristics are evaluated as a separate pool to determine the appropriate reserve for losses using the historical loss and economic forecasts information discussed below.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current and future market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 30% and 70%. Over the past two years, the Company’s year-end 30+ days past due accounts have ranged between .5% and .7% of loan and lease receivables. Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 2 to 37 basis points of receivables. At December 31, 2020, 30+ days past dues were .5%. If past dues were 100 basis points higher or 1.5% as of December 31, 2020, the Company’s estimate of credit losses would likely have increased by a range of $2 to $36 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

Product Warranty

Product warranty is disclosed in Note I of the consolidated financial statements. The expenses related to product warranty are estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. Management takes actions to minimize warranty costs through quality-improvement programs; however, actual claim costs incurred could materially differ from the estimated amounts and require adjustments to the reserve. Historically those adjustments have not been material. Over the past two years, warranty expense as a percentage of Truck, Parts and Other net sales and revenues has ranged between 1.7% and 2.2%. If the 2020 warranty expense had been .2% higher as a percentage of net sales and revenues in 2020, warranty expense would have increased by approximately $34 million.

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations or tariffs resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials; labor disruptions; shortages of commercial truck drivers; increased warranty costs; pandemics; litigation, including EC settlement-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part I, Item 1A, “Risk Factors” and in Note L in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Fair Value (Losses) Gains	2020	2019
CONSOLIDATED:
Assets
Cash equivalents and marketable debt securities	$(26.9)	$(19.5)
FINANCIAL SERVICES:
Assets
Fixed rate loans	(105.7)	(94.4)
Liabilities
Fixed rate term debt	124.3	113.3
Interest-rate swaps	14.2	13.9
Total	$5.9	$13.3

Currency Risks - The Company enters into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations of foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso (see Note P for additional information concerning these hedges). Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted foreign currency exchange rates would be a loss of $155.2 related to contracts outstanding at December 31, 2020, compared to a loss of $128.0 at December 31, 2019. These amounts would be largely offset by changes in the values of the underlying hedged exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2020	2019	2018
	(millions, except per share data)
TRUCK, PARTS AND OTHER:
Net sales and revenues	$17,154.3	$24,119.7	$22,138.6

Cost of sales and revenues	15,076.4	20,555.6	18,925.0
Research and development	273.9	326.6	306.1
Selling, general and administrative	459.2	561.5	524.9
Interest and other (income), net	(54.1)	(42.0)	(60.8)
	15,755.4	21,401.7	19,695.2
Truck, Parts and Other Income Before Income Taxes	1,398.9	2,718.0	2,443.4

FINANCIAL SERVICES:
Interest and fees	527.4	583.0	497.7
Operating lease, rental and other revenues	1,046.8	897.0	859.4
Revenues	1,574.2	1,480.0	1,357.1

Interest and other borrowing expenses	192.1	230.5	186.9
Depreciation and other expenses	1,008.0	798.2	728.0
Selling, general and administrative	122.2	137.0	119.8
Provision for losses on receivables	28.8	15.4	16.5
	1,351.1	1,181.1	1,051.2
Financial Services Income Before Income Taxes	223.1	298.9	305.9

Investment income	35.9	82.3	60.9
Total Income Before Income Taxes	1,657.9	3,099.2	2,810.2
Income taxes	359.5	711.3	615.1
Net Income	$1,298.4	$2,387.9	$2,195.1

Net Income Per Share
Basic	$3.74	$6.88	$6.25
Diluted	$3.74	$6.87	$6.24

Weighted Average Number of Common Shares Outstanding
Basic	346.8	346.9	351.0
Diluted	347.4	347.5	351.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2020	2019	2018
	(millions)
Net income	$1,298.4	$2,387.9	$2,195.1
Other comprehensive income:
Unrealized (losses) gains on derivative contracts
Net (loss) gain arising during the period	(105.3)	(76.1)	121.6
Tax effect	26.9	19.1	(30.7)
Reclassification adjustment	87.6	51.7	(121.5)
Tax effect	(23.1)	(12.0)	31.0
	(13.9)	(17.3)	.4
Unrealized gains on marketable debt securities
Net holding gain	13.6	11.6	.2
Tax effect	(3.3)	(2.9)	(.1)
Reclassification adjustment	(2.4)	(.4)	(.2)
Tax effect	.6	.1	.1
	8.5	8.4
Pension plans
Net loss arising during the period	(132.4)	(74.8)	(114.0)
Tax effect	28.4	18.0	27.2
Reclassification adjustment	57.3	21.9	36.7
Tax effect	(13.7)	(5.0)	(8.7)
	(60.4)	(39.9)	(58.8)
Foreign currency translation gain (loss)	115.6	47.2	(213.3)
Net other comprehensive income (loss)	49.8	(1.6)	(271.7)
Comprehensive Income	$1,348.2	$2,386.3	$1,923.4

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2020	2019
	(millions)
ASSETS
TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$3,405.0	$4,007.3
Trade and other receivables, net (allowance for losses: 2020 - $.6, 2019 - $.6)	1,197.5	1,306.1
Marketable debt securities (amortized cost: 2020 - $1,409.7, 2019 - $1,154.0; allowance for credit losses: none)	1,429.0	1,162.1
Inventories, net	1,221.9	1,153.2
Other current assets	515.6	388.0
Total Truck, Parts and Other Current Assets	7,769.0	8,016.7

Equipment on operating leases, net	421.9	545.5
Property, plant and equipment, net	3,270.4	2,883.8
Other noncurrent assets, net	998.9	843.7
Total Truck, Parts and Other Assets	12,460.2	12,289.7

FINANCIAL SERVICES:
Cash and cash equivalents	134.6	167.8
Finance and other receivables, net (allowance for losses: 2020 - $127.0, 2019 - $112.4)	11,820.7	12,086.0
Equipment on operating leases, net	3,162.8	3,102.6
Other assets	681.7	715.0
Total Financial Services Assets	15,799.8	16,071.4
	$28,260.0	$28,361.1

CONSOLIDATED BALANCE SHEETS

December 31,	2020	2019
	(millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$3,413.9	$3,194.2
Dividend payable	242.6	796.5
Total Truck, Parts and Other Current Liabilities	3,656.5	3,990.7
Residual value guarantees and deferred revenues	457.4	587.3
Other liabilities	1,487.2	1,435.1
Total Truck, Parts and Other Liabilities	5,601.1	6,013.1

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	561.0	629.0
Commercial paper and bank loans	3,344.4	4,110.2
Term notes	7,508.9	7,112.5
Deferred taxes and other liabilities	854.6	790.2
Total Financial Services Liabilities	12,268.9	12,641.9

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares; issued 346.6 million and 346.3 million shares	346.6	346.3
Additional paid-in capital	88.5	61.4
Retained earnings	11,005.2	10,398.5
Accumulated other comprehensive loss	(1,050.3)	(1,100.1)
Total Stockholders’ Equity	10,390.0	9,706.1
	$28,260.0	$28,361.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2020	2019	2018
	(millions)
OPERATING ACTIVITIES:
Net Income	$1,298.4	$2,387.9	$2,195.1
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	249.6	322.2	337.6
Equipment on operating leases and other	799.4	755.1	716.5
Provision for losses on financial services receivables	28.8	15.4	16.5
Deferred taxes	(.5)	70.8	17.5
Other, net	20.4	26.6	35.1
Pension contributions	(184.9)	(35.7)	(88.9)
Change in operating assets and liabilities:
Decrease (increase) in assets other than cash and cash equivalents:
Receivables:
Trade and other receivables	121.8	(72.3)	(299.1)
Wholesale receivables on new trucks	871.2	(520.2)	(512.3)
Inventories	(48.2)	24.6	(332.7)
Other assets, net	(133.8)	(365.4)	(187.0)
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(53.6)	(27.6)	528.9
Residual value guarantees and deferred revenues	(127.8)	(179.7)	275.0
Other liabilities, net	146.4	458.6	290.1
Net Cash Provided by Operating Activities	2,987.2	2,860.3	2,992.3

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(3,917.3)	(4,081.8)	(3,858.9)
Collections on retail loans and finance leases	3,252.0	3,388.8	2,914.0
Net decrease (increase) in wholesale receivables on used equipment	53.3	(47.7)	(.9)
Purchases of marketable debt securities	(842.4)	(850.6)	(615.9)
Proceeds from sales and maturities of marketable debt securities	597.8	715.5	931.5
Payments for property, plant and equipment	(550.4)	(574.0)	(457.6)
Acquisitions of equipment for operating leases	(1,088.0)	(1,396.8)	(1,494.7)
Proceeds from asset disposals	601.9	638.1	653.7
Other, net	17.3	1.1	(1.9)
Net Cash Used in Investing Activities	(1,875.8)	(2,207.4)	(1,930.7)

FINANCING ACTIVITIES:
Payments of cash dividends	(1,239.8)	(1,138.6)	(804.3)
Purchases of treasury stock	(42.1)	(110.2)	(354.4)
Proceeds from stock compensation transactions	53.7	60.8	19.3
Net (decrease) increase in commercial paper, short-term bank loans and other	(831.9)	557.1	625.9
Proceeds from term debt	2,150.1	2,504.3	2,339.9
Payments on term debt	(1,898.5)	(1,790.0)	(1,755.3)
Net Cash (Used in) Provided by Financing Activities	(1,808.5)	83.4	71.1
Effect of exchange rate changes on cash	61.6	2.9	(61.5)
Net (Decrease) Increase in Cash and Cash Equivalents	(635.5)	739.2	1,071.2
Cash and cash equivalents at beginning of year	4,175.1	3,435.9	2,364.7
Cash and cash equivalents at end of year	$3,539.6	$4,175.1	$3,435.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 31,	2020	2019	2018
	(millions, except per share data)
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of year	$346.3	$346.6	$351.8
Treasury stock retirement	(.7)	(1.7)	(5.8)
Stock compensation	1.0	1.4	.6
Balance at end of year	346.6	346.3	346.6

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	61.4	69.4	123.2
Treasury stock retirement	(41.4)	(85.7)	(88.3)
Stock compensation and tax benefit	68.5	77.7	34.5
Balance at end of year	88.5	61.4	69.4

TREASURY STOCK, AT COST:
Balance at beginning of year
Purchases, shares: 2020 - .71; 2019 - 1.68; 2018 - 5.85	(42.1)	(110.2)	(354.4)
Retirements	42.1	110.2	354.4
Balance at end of year

RETAINED EARNINGS:
Balance at beginning of year	10,398.5	9,275.4	8,369.1
Net income	1,298.4	2,387.9	2,195.1
Cash dividends declared on common stock, per share: 2020 - $1.98; 2019 - $3.58; 2018 - $3.09	(687.1)	(1,242.0)	(1,078.8)
Treasury stock retirement		(22.8)	(260.3)
Cumulative effect of change in accounting principles	(4.6)		50.3
Balance at end of year	11,005.2	10,398.5	9,275.4

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of year	(1,100.1)	(1,098.5)	(793.6)
Other comprehensive income (loss)	49.8	(1.6)	(271.7)
Reclassifications to retained earnings in accordance with ASU 2018-02			(33.2)
Balance at end of year	(1,050.3)	(1,100.1)	(1,098.5)
Total Stockholders’ Equity	$10,390.0	$9,706.1	$8,592.9

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

A.	SIGNIFICANT ACCOUNTING POLICIES

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

Truck sales with RVGs that allow customers the option to return their truck are accounted for as a sale when the customer does not have an economic incentive to return the truck to the Company, or as an operating lease when the customer does have an economic incentive to return the truck. The estimate of customers’ economic incentive to return the trucks is based on an analysis of historical guaranteed buyback value and estimated market value. When truck sales with RVGs are accounted for as a sale, revenue is recognized when the truck is transferred to the customer less an amount for expected returns. Expected return rates are estimated by using a historical weighted average return rate over a seven-year period. The estimated value of the truck assets to be returned and the related return liabilities at December 31, 2020 were $627.9 and $664.1, respectively, compared to $473.0 and $503.4 at December 31, 2019, respectively. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $1,184.7 at December 31, 2020.

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note I, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Total operating lease income from truck sales with RVGs for the years ended December 31, 2020, 2019 and 2018 was $104.2, $159.7 and $152.6, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

Aftermarket parts sales allow for returns which are estimated at the time of sale based on historical data. At December 31, 2020, the estimated value of the returned goods asset and the related return liability were $62.2 and $142.0, respectively, compared to $56.3 and $126.3 at December 31, 2019, respectively. Parts dealer services and other revenues are recognized as services are performed.

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

Operating lease rental revenue is recognized on a straight-line basis over the term of the lease. Customer contracts may include additional services such as excess mileage, repair and maintenance and other services on which revenue is recognized when earned. The Company’s full-service lease arrangements bundle these additional services. Rents for full-service lease contracts are allocated between lease and non-lease components based on the relative stand-alone price of each component. Taxes, such as sales and use and value added, which are collected by the Company from a customer, are excluded from the measurement of lease income and expenses. Rental revenues for the years ended December 31, 2020, 2019 and 2018 were $802.3, $798.2 and $797.1, respectively. Depreciation and related leased unit operating expenses were $776.5, $721.6 and $686.9 for the years ended December 31, 2020, 2019 and 2018, respectively.

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2020 or December 31, 2019. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

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

Receivables:

Trade and Other Receivables: The Company’s trade and other receivables are recorded at cost, net of allowances. At December 31, 2020 and 2019, respectively, trade and other receivables included trade receivables from dealers and customers of $942.7 and $1,055.0 and other receivables of $254.8 and $251.1 relating primarily to value added tax receivables and supplier allowances and rebates.

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

Allowance for Credit Losses:

Truck, Parts and Other: The Company historically has not experienced significant losses or past due amounts on trade and other receivables in its Truck, Parts and Other businesses. Accounts are considered past due once the unpaid balance is over 30 days outstanding based on contractual payment terms. Accounts are charged off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible. The allowance for credit losses for Truck, Parts and Other was $.6 for the years ended December 31, 2020 and 2019. Net charge-offs were nil, $.3 and $.1 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms. When the Company modifies a loan or finance lease for credit reasons and grants a concession, the modification is classified as a troubled debt restructuring (TDR). The Company does not typically grant credit modifications for customers that do not meet minimum underwriting standards since the Company normally repossesses the financed equipment in these circumstances. When such modifications do occur, they are considered TDRs. In accordance with FASB statement, Prudential Regulator Guidance Concerning

Troubled Debt Restructurings, issued on March 22, 2020, short-term modifications granted to customers were not considered TDRs if they were not past due and were seeking to manage their liquidity needs because of the effects of the COVID-19 pandemic.

On average, modifications extended contractual terms by approximately three months in 2020 and five months in 2019 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2020 and 2019.

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

The Company evaluates finance receivables that are not individually impaired and share similar risk characteristics on a collective basis and determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past due account data, current market conditions, and expected changes in future macroeconomic conditions that affect collectability. Historical credit loss data provides relevant information of expected credit losses. The historical information used includes assumptions regarding the likelihood of collecting current and past due accounts, repossession rates, and the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

is the lowest unit of account, through wholesale channels to the Company’s dealers (principal market). The fair value of the collateral also considers the overall condition of the equipment.

Accounts are charged off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible, which generally occurs upon repossession of the collateral. Typically the timing between the repossession and charge-off is not significant. In cases where repossession is delayed (e.g., for legal proceedings), the Company records a partial charge-off. The charge-off is determined by comparing the fair value of the collateral, less cost to sell, to the amortized cost basis.

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method based on the estimated useful lives of various classes of assets. Certain production tooling and equipment are amortized on a unit of production basis.

Long-lived Assets and Goodwill: The Company evaluates the carrying value of property, plant and equipment when events and circumstances warrant a review. Goodwill is tested for impairment at least on an annual basis. There were no significant impairment charges for the three years ended December 31, 2020. Goodwill was $118.8 and $109.1 at December 31, 2020 and 2019, respectively. The increase in value was due to currency translation.

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $20.5 at December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

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

December 31, 2020, 2019 and 2018 (currencies in millions)

Other New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate

Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period and will be in effect for a limited time through December 31, 2022. The Company adopted this ASU as of October 1, 2020. The Company will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In addition to adopting the ASUs disclosed above, the Company adopted the following standards on January 1, 2020, which had no material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.
2018-15	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.
2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.

The FASB also issued the following standard, which is not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2018-14 *	Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.	January 1, 2021

*	The Company will adopt on the effective date.

B.SALES AND REVENUES

The following table disaggregates Truck, Parts and Other revenues by major sources:

Year Ended December 31,	2020	2019
Truck
Truck sales	$12,466.9	$19,225.2
Revenues from extended warranties, operating leases and other	697.9	764.3
	13,164.8	19,989.5
Parts
Parts sales	3,803.3	3,912.1
Revenues from dealer services and other	109.6	112.8
	3,912.9	4,024.9
Winch sales and other	76.6	105.3
Truck, Parts and Other sales and revenues	$17,154.3	$24,119.7

The following table summarizes Financial Services lease revenues by lease type:

Year Ended December 31,	2020	2019
Finance lease revenues	$189.2	$199.7
Operating lease revenues	802.3	798.2
Total lease revenues	$991.5	$997.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

C.	INVESTMENTS IN MARKETABLE DEBT SECURITIES

Marketable debt securities consisted of the following at December 31:

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2020	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$388.1	$4.4	$.1	$392.4
U.S. corporate securities	229.6	3.3		232.9
U.S. government and agency securities	92.1	2.3		94.4
Non-U.S. corporate securities	406.0	5.5		411.5
Non-U.S. government securities	77.0	.5		77.5
Other debt securities	216.9	3.4		220.3
	$1,409.7	$19.4	$.1	$1,429.0

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2019	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$318.1	$2.2	$.1	$320.2
U.S. corporate securities	163.8	1.9		165.7
U.S. government and agency securities	128.4	.9		129.3
Non-U.S. corporate securities	347.7	2.3	.2	349.8
Non-U.S. government securities	72.3	.2	.1	72.4
Other debt securities	123.7	1.1	.1	124.7
	$1,154.0	$8.6	$.5	$1,162.1

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $2.7, $1.3 and $1.1, and gross realized losses were $.3, $.4 and $.8 for the years ended December 31, 2020, 2019 and 2018, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

At December 31,	2020		2019
	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER
Fair value	$81.1	$1.3	$177.0	$31.4
Unrealized losses	.1		.4	.1

The unrealized losses on the investments above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at December 31, 2020 and December 31, 2019. The Company does not currently intend, and it is more likely than not, that it will not be required to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Contractual maturities on marketable debt securities at December 31, 2020 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$313.9	$315.7
One to five years	1,088.6	1,106.1
Six to ten years	5.2	5.2
More than ten years	2.0	2.0
	$1,409.7	$1,429.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

Marketable debt securities included nil and $49.7 of variable rate demand obligations (VRDOs) at December 31, 2020 and 2019, respectively. VRDOs are debt instruments with long-term scheduled maturities which have interest rates that reset periodically. Actual maturities of VRDOs may differ from contractual maturities because these securities may be sold when interest rates are reset.
D.	INVENTORIES

Inventories include the following:

At December 31,	2020	2019
Finished products	$610.0	$584.6
Work in process and raw materials	801.9	754.9
	1,411.9	1,339.5
Less LIFO reserve	(190.0)	(186.3)
	$1,221.9	$1,153.2

Inventories valued using the LIFO method comprised 42% and 46% of consolidated inventories before deducting the LIFO reserve at December 31, 2020 and 2019, respectively.

E.	FINANCE AND OTHER RECEIVABLES

Finance and other receivables include the following:

At December 31,	2020	2019
Loans	$5,839.1	$5,241.7
Finance leases	3,944.7	3,906.7
Dealer wholesale financing	2,012.4	2,907.4
Operating lease receivables and other	151.5	142.6
	$11,947.7	$12,198.4
Less allowance for losses:
Loans and leases	(120.4)	(104.4)
Dealer wholesale financing	(3.4)	(4.3)
Operating lease receivables and other	(3.2)	(3.7)
	$11,820.7	$12,086.0

Included in Finance and other receivables, net on the Consolidated Balance Sheets is accrued interest receivable (net of allowance for credit losses) of $35.6 and $29.5 as of December 31, 2020 and December 31, 2019, respectively. The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

Annual minimum payments due on loans are as follows:

Beginning January 1,	LOANS
2021	$1,758.4
2022	1,480.1
2023	1,223.6
2024	881.8
2025	380.0
Thereafter	115.2
$5,839.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

Annual minimum payments due on finance lease receivables and a reconciliation of the undiscounted cash flows to the net investment in finance leases are as follows:

FINANCE
Beginning January 1,	LEASES
2021	$1,310.4
2022	1,030.5
2023	775.0
2024	458.8
2025	223.4
Thereafter	82.5
3,880.6
Unguaranteed residual values	458.8
Unearned interest on finance leases	(394.7)
Net investment in finance leases	$3,944.7

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

Allowance for Credit Losses: The allowance for credit losses is summarized as follows:

	2020
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL**
Balance at January 1	$4.3	$9.2	$101.4	$3.7	$118.6
Provision for losses	(1.0)	(.8)	30.1	.5	28.8
Charge-offs			(26.6)	(1.4)	(28.0)
Recoveries			5.3	.4	5.7
Currency translation and other	.1		1.8		1.9
Balance at December 31	$3.4	8.4	$112.0	$3.2	$127.0

	2019
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$6.8	$10.0	$93.8	$3.2	$113.8
Provision for losses	(1.6)	(1.0)	14.2	3.8	15.4
Charge-offs	(.6)		(24.2)	(3.6)	(28.4)
Recoveries			10.7	.3	11.0
Currency translation and other	(.3)	.2	.7		.6
Balance at December 31	$4.3	$9.2	$95.2	$3.7	$112.4

*	Operating lease and other trade receivables.
**	The beginning balance has been adjusted for the adoption of ASU 2016-13.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

	2018
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$6.0	$9.4	$92.5	$9.3	$117.2
Provision for losses	1.0	.7	13.6	1.2	16.5
Charge-offs			(20.0)	(7.5)	(27.5)
Recoveries			9.9	.4	10.3
Currency translation and other	(.2)	(.1)	(2.2)	(.2)	(2.7)
Balance at December 31	$6.8	$10.0	$93.8	$3.2	$113.8

*	Operating lease and other trade receivables.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	DEALER		CUSTOMER
At December 31, 2020	WHOLESALE	RETAIL	RETAIL	TOTAL
Amortized cost basis for impaired finance receivables evaluated individually		$1.2	$86.7	$87.9
Allowance for impaired finance receivables determined individually			5.6	5.6
Amortized cost basis for finance receivables evaluated collectively	$2,012.4	1,701.9	7,994.0	11,708.3
Allowance for finance receivables determined collectively	3.4	8.4	106.4	118.2

	DEALER		CUSTOMER
At December 31, 2019	WHOLESALE	RETAIL	RETAIL	TOTAL
Amortized cost basis for impaired finance receivables evaluated individually		$2.3	$47.6	$49.9
Allowance for impaired finance receivables determined individually			6.5	6.5
Amortized cost basis for finance receivables evaluated collectively	$2,907.4	1,643.3	7,455.2	12,005.9
Allowance for finance receivables determined collectively	4.3	9.2	88.7	102.2

The amortized cost basis for finance receivables that are on non-accrual status is as follows:

At December 31,	2020	2019
Dealer:
Retail	$1.2	$2.3
Customer retail:
Fleet	78.6	40.2
Owner/operator	8.1	7.2
	$87.9	$49.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

Impaired Loans: Impaired loans are summarized below. The impaired loans with specific reserve represent the unpaid principal balance. The amortized cost basis of impaired loans as of December 31, 2020 and 2019 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
At December 31, 2020	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve			$22.6	$2.1	$24.7
Associated allowance			(1.6)	(.3)	(1.9)
			21.0	1.8	22.8
Impaired loans with no specific reserve		$1.2			1.2
Net carrying amount of impaired loans		$1.2	$21.0	$1.8	$24.0
Average amortized cost basis		$1.6	$26.5	$2.8	$30.9

	DEALER		CUSTOMER RETAIL
At December 31, 2019	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Impaired loans with a specific reserve			$10.9	$3.1	$14.0
Associated allowance			(2.1)	(.6)	(2.7)
			8.8	2.5	11.3
Impaired loans with no specific reserve		$2.3	6.7	.4	9.4
Net carrying amount of impaired loans		$2.3	$15.5	$2.9	$20.7
Average amortized cost basis	$4.9	$2.4	$16.6	$3.4	$27.3

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

Year Ended December 31,	2020	2019	2018
Dealer:
Retail	$.2	$.2
Customer retail:
Fleet	1.5	1.3	$2.0
Owner/operator	.2	.2	.2
	$1.9	$1.7	$2.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

	Revolving
At December 31, 2020	Loans	2020	2019	2018	2017	2016	Prior	Total
Dealer:
Wholesale:
Performing	$2,004.5							$2,004.5
Watch	7.9							7.9
	$2,012.4							$2,012.4
Retail:
Performing	$20.7	$504.2	$474.9	$268.0	$180.1	$100.4	$132.0	$1,680.3
Watch		5.2	10.5	4.5	1.4			21.6
At-risk						1.2		1.2
	$20.7	$509.4	$485.4	$272.5	$181.5	$101.6	$132.0	$1,703.1
Total Dealer	$2,033.1	$509.4	$485.4	$272.5	$181.5	$101.6	$132.0	$3,715.5

Customer Retail:
Fleet:
Performing		$2,664.9	$1,921.6	$1,203.7	$533.7	$234.2	$65.2	$6,623.3
Watch		13.5	17.8	11.8	5.9	1.5	1.2	51.7
At-risk		8.0	37.0	18.2	12.2	2.4	.8	78.6
		$2,686.4	$1,976.4	$1,233.7	$551.8	$238.1	$67.2	$6,753.6
Owner/Operator:
Performing		$554.6	$376.4	$225.1	$105.2	$41.2	$9.1	$1,311.6
Watch		1.6	2.7	2.0	.7	.2	.2	7.4
At-risk		.9	2.1	3.2	1.2	.4	.3	8.1
		$557.1	$381.2	$230.3	$107.1	$41.8	$9.6	$1,327.1
Total Customer Retail		$3,243.5	$2,357.6	$1,464.0	$658.9	$279.9	$76.8	$8,080.7

Total	$2,033.1	$3,752.9	$2,843.0	$1,736.5	$840.4	$381.5	$208.8	$11,796.2

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
At December 31, 2020	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$2,012.4	$1,703.1	$6,718.3	$1,314.7	$11,748.5
31 – 60 days past due			12.3	6.5	18.8
Greater than 60 days past due			23.0	5.9	28.9
	$2,012.4	$1,703.1	$6,753.6	$1,327.1	$11,796.2

	DEALER		CUSTOMER RETAIL
At December 31, 2019	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$2,907.4	$1,645.6	$6,297.1	$1,140.7	$11,990.8
31 – 60 days past due			23.0	8.7	31.7
Greater than 60 days past due			27.6	5.7	33.3
	$2,907.4	$1,645.6	$6,347.7	$1,155.1	$12,055.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

Troubled Debt Restructurings: The balance of TDRs was $63.1 and $14.1 at December 31, 2020 and 2019, respectively. At modification date, the pre-modification and post-modification amortized cost basis balances for finance receivables modified during the period by portfolio class were as follows:

	2020		2019
	AMORTIZED COST BASIS		AMORTIZED COST BASIS
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$72.5	$72.5	$2.2	$2.2
Owner/operator	2.2	2.2	.3	.3
	$74.7	$74.7	$2.5	$2.5

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2020 and 2019.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the years ended December 31, 2020 and 2019 were $4.1 and nil, respectively.

There were $2.0 and nil of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off for the years ended December 31, 2020 and 2019, respectively.

Repossessions: When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at December 31, 2020 and 2019 was $19.3 and $25.6, respectively. Proceeds from the sales of repossessed assets were $85.6, $62.4 and $75.8 for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in Proceeds from asset disposals in the Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Income.

F.	EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases for Truck, Parts and Other and for the Financial Services segment is presented below.

	TRUCK, PARTS AND OTHER		FINANCIAL SERVICES
At December 31,	2020	2019	2020	2019
Equipment on operating leases	$576.8	$706.3	$4,493.9	$4,350.0
Less allowance for depreciation	(154.9)	(160.8)	(1,331.1)	(1,247.4)
	$421.9	$545.5	$3,162.8	$3,102.6

Annual minimum lease payments due on Financial Services operating leases beginning January 1, 2021 are $668.2, $451.8, $252.8, $104.3, $35.0 and $5.1 thereafter.

When the equipment is sold subject to an RVG, the full sales price is received from the customer. A liability is established for the residual value obligation with the remainder of the proceeds recorded as deferred lease revenue. These amounts are summarized below:

	TRUCK, PARTS AND OTHER
At December 31,	2020	2019
Residual value guarantees	$358.4	$439.6
Deferred lease revenues	99.0	147.7
	$457.4	$587.3

The deferred lease revenue is amortized on a straight-line basis over the RVG contract period. At December 31, 2020, the annual amortization of deferred revenues beginning January 1, 2021 is $53.6, $24.6, $12.1, $8.5, $.2 and nil thereafter. Annual maturities of the RVGs beginning January 1, 2021 are $179.8, $82.4, $54.2, $15.9, $15.2 and $10.9 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

G.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment include the following:

At December 31,	USEFUL LIVES	2020	2019
Land		$286.4	$271.8
Buildings and improvements	10 - 40 years	1,474.7	1,382.2
Machinery, equipment and production tooling	3 - 12 years	4,234.4	3,998.2
Construction in progress		1,081.8	741.7
		7,077.3	6,393.9
Less allowance for depreciation		(3,806.9)	(3,510.1)
		$3,270.4	$2,883.8

H.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

Accounts payable, accrued expenses and other include the following:

At December 31,	2020	2019
Truck, Parts and Other:
Accounts payable	$1,176.2	$1,115.7
Product support liabilities	514.6	508.1
Accrued expenses	446.5	467.4
Right-of-return liabilities	337.3	226.0
Accrued capital expenditures	288.8	270.3
Salaries and wages	260.8	271.8
Other	389.7	334.9
	$3,413.9	$3,194.2

I.	PRODUCT SUPPORT LIABILITIES

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2020	2019	2018
Balance at January 1	$440.0	$380.2	$298.8
Cost accruals	295.0	386.3	331.9
Payments	(437.2)	(343.7)	(271.8)
Change in estimates for pre-existing warranties	84.1	19.8	25.6
Currency translation and other	7.8	(2.6)	(4.3)
Balance at December 31	$389.7	$440.0	$380.2

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2020	2019	2018
Balance at January 1	$801.4	$699.9	$653.9
Deferred revenues	409.9	499.1	448.2
Revenues recognized	(438.9)	(396.4)	(385.0)
Currency translation	23.4	(1.2)	(17.2)
Balance at December 31	$795.8	$801.4	$699.9

The Company expects to recognize approximately $272.3 of the remaining deferred revenues on extended warranties and R&M contracts in 2021, $251.8 in 2022, $162.3 in 2023, $74.6 in 2024, $25.4 in 2025 and $9.4 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

Product support liabilities are included in the accompanying Consolidated Balance Sheets as follows:

	WARRANTY RESERVES		DEFERRED REVENUES
At December 31,	2020	2019	2020	2019
Truck, Parts and Other:
Accounts payable, accrued expenses and other	$245.6	$270.6	$269.0	$237.5
Other liabilities	144.1	169.4	513.1	547.6
Financial Services:
Accounts payable, accrued expenses and other			5.7	6.8
Deferred taxes and other liabilities			8.0	9.5
	$389.7	$440.0	$795.8	$801.4

J.	BORROWINGS AND CREDIT ARRANGEMENTS

Financial Services borrowings include the following:

At December 31,	2020		2019
	EFFECTIVE		EFFECTIVE
	RATE	BORROWINGS	RATE	BORROWINGS
Commercial paper	.4%	$3,113.5	1.5%	$3,797.2
Bank loans	5.9%	230.9	7.1%	313.0
		3,344.4		4,110.2
Term notes	1.7%	7,508.9	1.9%	7,112.5
	1.4%	$10,853.3	1.9%	$11,222.7

Commercial paper and term notes borrowings were $10,622.4 and $10,909.7 at December 31, 2020 and 2019, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(12.7) and $(20.5) at December 31, 2020 and 2019, respectively. The effective rate is the weighted average rate as of December 31, 2020 and 2019 and includes the effects of interest-rate contracts.

The annual maturities of the Financial Services borrowings are as follows:

	COMMERCIAL	BANK	TERM
Beginning January 1,	PAPER	LOANS	NOTES	TOTAL
2021	$3,114.2	$40.1	$2,241.7	$5,396.0
2022		121.6	2,231.9	2,353.5
2023		19.0	2,231.9	2,250.9
2024		25.1	415.4	440.5
2025		25.1	400.0	425.1
	$3,114.2	$230.9	$7,520.9	$10,866.0

Interest paid on borrowings was $164.5, $203.8 and $166.5 in 2020, 2019 and 2018, respectively.

The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets, and to a lesser extent, bank loans. The medium-term notes are issued by PACCAR Financial Corp. (PFC), PACCAR Financial Europe, PACCAR Financial Mexico and PACCAR Financial Pty. Ltd. (PFPL).

In November 2018, the Company’s U.S. finance subsidiary, PFC, filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2020 was $6,000.0. In February 2021, PFC issued $400.0 of medium-term notes under this registration. The registration expires in November 2021 and does not limit the principal amount of debt securities that may be issued during that period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

As of December 31, 2020, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1,600.0 available for issuance under a €2,500.0 medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program replaced an expiring program in the second quarter of 2020 and is renewable annually through the filing of a new listing.

In April 2016, PACCAR Financial Mexico registered a 10,000.0 pesos medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in April 2021 and limits the amount of commercial paper (up to one year) to 5,000.0 pesos. At December 31, 2020, 6,842.7 pesos remained available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL), registered a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL as of December 31, 2020 was 450.0 Australian dollars.

The Company has line of credit arrangements of $3,523.1, of which $3,292.2 were unused at December 31, 2020. Included in these arrangements are $3,000.0 of committed bank facilities, of which $1,000.0 expires in June 2021, $1,000.0 expires in June 2023 and $1,000.0 expires in June 2024. The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the year ended December 31, 2020.
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

The components of lease expense were as follows:

Year Ended December 31,	2020	2019
Finance lease cost
Amortization of right-of-use assets	$.9	$.9
Interest on lease liabilities	.1	.1
Operating lease cost	16.6	16.9
Short-term lease cost	.8	.7
Variable lease cost	1.7	1.8
Total lease cost	$20.1	$20.4

For the years ended December 31, 2020, 2019 and 2018, total rental expenses for all leases amounted to $20.1, $20.4 and $35.7, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

Balance sheet information related to leases was as follows:

At December 31,	2020		2019
	OPERATING LEASES	FINANCE LEASES	OPERATING LEASES	FINANCE LEASES
TRUCK, PARTS AND OTHER:
Other noncurrent assets	$30.9	$1.0	$31.7	$1.1
FINANCIAL SERVICES:
Other assets	9.0		5.2
Total right-of-use assets	$39.9	$1.0	$36.9	$1.1

TRUCK, PARTS AND OTHER:
Accounts payable, accrued expenses and other	$11.4	$.5	$13.0	$.7
Other liabilities	20.3	.5	19.5	.5
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	2.0		1.5
Deferred taxes and other liabilities	6.6		3.7
Total lease liabilities	$40.3	$1.0	$37.7	$1.2

The weighted-average remaining lease term and discount rate are as follows at December 31:

	2020		2019
	OPERATING LEASES	FINANCE LEASES	OPERATING LEASES	FINANCE LEASES
Weighted-average remaining lease term	5.7 years	2.3 years	5.1 years	2.2 years
Weighted-average discount rate	1.4%	2.5%	1.9%	4.0%

Maturities of lease liabilities are as follows:

Beginning January 1,	OPERATING LEASES	FINANCE LEASES
2021	$13.7	$.6
2022	10.6	.2
2023	5.8	.2
2024	3.2	.1
2025	2.4
Thereafter	6.0
Total lease payments	41.7	1.1
Less: interest	(1.4)	(.1)
Total lease liabilities	$40.3	$1.0

Cash flow information related to leases was as follows:

Year Ended December 31,	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$17.2	$17.0
Operating cash flows from finance leases	.1	.2
Financing cash flows from finance leases	.9	1.0

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	19.9	8.9
Finance leases	.5	.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

L.	COMMITMENTS AND CONTINGENCIES

At December 31, 2020, PACCAR had standby letters of credit and surety bonds totaling $45.5, from third-party financial institutions, in the normal course of business, which guarantee various insurance, financing and other activities. At December 31, 2020, PACCAR’s financial services companies, in the normal course of business, had outstanding commitments to fund new loan and lease transactions amounting to $823.4. The commitments generally expire in 90 days. The Company had other commitments, primarily to purchase production inventory, equipment and energy amounting to $127.5, $76.1, $3.4, $.3, $.2 and nil for 2021, 2022, 2023, 2024, 2025 and beyond, respectively.

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities for the years ended December 31, 2020, 2019 and 2018 were $1.9, $1.3 and $1.2, respectively.

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

Severance Costs: The Company incurred severance expense in 2020, 2019 and 2018 of $6.1, $5.8 and $.7, respectively.

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

The Company funds its pensions in accordance with applicable employee benefit and tax laws. The Company contributed $184.9 to its pension plans in 2020 and $35.7 in 2019. The Company expects to contribute in the range of $100 to $150 to its pension plans in 2021, of which $19.7 is estimated to satisfy minimum funding requirements. Annual benefits expected to be paid beginning January 1, 2021 are $125.7, $109.8, $114.8, $121.2, $127.0 and a total of $726.4 for the five years thereafter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

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

The fair value of commingled and pooled trust funds is determined using the market approach and is based on the unadjusted net asset value (NAV) per unit as determined by the sponsor of the fund based on the fair values of underlying investments. These assets are collective investment trusts and pooled funds, and substantially all of these investments have no redemption restrictions or unfunded commitments. Securities measured at NAV per unit as a practical expedient are not classified in the fair value hierarchy.

The following information details the allocation of plan assets by investment type. See Note Q for definitions of fair value levels.

		FAIR VALUE HIERARCHY
At December 31, 2020	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$1,047.0	$1,047.0
Global equities					1,140.6	1,140.6
Total equities	50 - 70%				2,187.6	2,187.6

Fixed income:
U.S. fixed income		$83.9	$296.0	$379.9	$719.9	$1,099.8
Non-U.S. fixed income			30.4	30.4	372.8	403.2
Total fixed income	30 - 50%	83.9	326.4	410.3	1,092.7	1,503.0
Cash and other		2.6	99.8	102.4	.4	102.8
Total plan assets		$86.5	$426.2	$512.7	$3,280.7	$3,793.4

		FAIR VALUE HIERARCHY
At December 31, 2019	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$860.1	$860.1
Global equities					973.1	973.1
Total equities	50 - 70%				1,833.2	1,833.2

Fixed income:
U.S. fixed income		$90.6	$260.3	$350.9	$611.7	$962.6
Non-U.S. fixed income			28.1	28.1	322.0	350.1
Total fixed income	30 - 50%	90.6	288.4	379.0	933.7	1,312.7
Cash and other		10.6	68.2	78.8	1.7	80.5
Total plan assets		$101.2	$356.6	$457.8	$2,768.6	$3,226.4

In 2019, U.S. fixed income Level 1 included $123.4 of investments valued at NAV. The table above reflects these investments as Measured at NAV.

The following weighted average assumptions relate to all pension plans of the Company:

At December 31,	2020	2019
Discount rate	2.2%	2.9%
Rate of increase in future compensation levels	3.7%	3.8%
Assumed long-term rate of return on plan assets	6.2%	6.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

The components of the change in projected benefit obligation and change in plan assets are as follows:

At December 31,	2020	2019
Change in projected benefit obligation:
Benefit obligation at January 1	$3,234.4	$2,655.4
Service cost	130.4	102.0
Interest cost	83.0	95.6
Benefits paid	(120.2)	(127.0)
Actuarial loss	379.5	478.0
Currency translation and other	54.4	30.0
Participant contributions	.4	.4
Projected benefit obligation at December 31	$3,761.9	$3,234.4

Change in plan assets:
Fair value of plan assets at January 1	$3,226.4	$2,699.2
Employer contributions	184.9	35.7
Actual return on plan assets	453.4	588.1
Benefits paid	(120.2)	(127.0)
Currency translation and other	48.5	30.0
Participant contributions	.4	.4
Fair value of plan assets at December 31	$3,793.4	$3,226.4
Funded status at December 31	$31.5	$(8.0)

At December 31,	2020	2019
Amounts recorded on Balance Sheet:
Other noncurrent assets	$222.1	$146.5
Accounts payable, accrued expenses and other	25.5	39.9
Other liabilities	165.1	114.6
Accumulated other comprehensive loss:
Actuarial loss	571.7	512.5
Prior service cost	6.3	5.1
Net initial transition amount		.1

Of the December 31, 2020 amounts in accumulated other comprehensive loss, $56.7 of unrecognized actuarial loss and $.8 of unrecognized prior service cost are expected to be amortized into net pension expense in 2021.

The accumulated benefit obligation for all pension plans of the Company was $3,321.5 and $2,806.3 at December 31, 2020 and 2019, respectively.

Information for all plans with an accumulated benefit obligation in excess of plan assets is as follows:

At December 31,	2020	2019
Projected benefit obligation	$167.9	$170.6
Accumulated benefit obligation	148.7	150.1
Fair value of plan assets	13.5	23.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

The components of pension expense are as follows:

Year Ended December 31,	2020	2019	2018
Service cost	$130.4	$102.0	$108.3
Interest on projected benefit obligation	83.0	95.6	85.8
Expected return on assets	(190.6)	(176.6)	(177.2)
Amortization of prior service costs	1.5	1.4	1.4
Recognized actuarial loss	44.2	20.5	35.3
Settlement loss	11.6
Net pension expense	$80.1	$42.9	$53.6

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

Multi-employer Plans: The Company participates in multi-employer plans in the U.S. and Europe. These are typically under collective bargaining agreements and cover its union-represented employees. The Company’s participation in the following multi-employer plans for the years ended December 31 are as follows:

		PENSION PLAN	COMPANY CONTRIBUTIONS
PENSION PLAN	EIN	NUMBER	2020	2019	2018
Metal and Electrical Engineering Industry Pension Fund		135668	$33.9	$27.8	$27.9
Western Metal Industry Pension Plan	91-6033499	001	3.0	3.8	2.7
Other plans			.9	1.2	1.2
			$37.8	$32.8	$31.8

The Company contributions shown in the table above approximate the multi-employer pension expense for each of the years ended December 31, 2020, 2019 and 2018, respectively.

Metal and Electrical Engineering Industry Pension Fund is a multi-employer union plan incorporating all DAF employees in the Netherlands and is covered by a collective bargaining agreement that expired on November 30, 2020 and is under negotiation. The Company’s contributions were less than 5% of the total contributions to the plan for the last two reporting periods ending December 2020. The plan is required by law (the Netherlands Pension Act) to have a coverage ratio in excess of 104.3%. Because the coverage ratio of the plan was 97.2% at December 31, 2020, a funding improvement plan effective through 2029 is in place. The funding improvement plan includes a possible reduction in pension benefits and delays in future benefit increases.

The Western Metal Industry Pension Plan is located in the U.S. and is covered by a collective bargaining agreement that will expire on November 2, 2025. In accordance with the U.S. Pension Protection Act of 2006, the plan continued to be certified as critical (red) status as of December 31, 2020, and a funding improvement plan has been implemented requiring additional contributions through 2022 as long as the plan remains in critical status. Contributions by the Company were 15% and 20% of the total contributions to the plan for the years ended December 31, 2020 and 2019, respectively.

Other plans are principally located in the U.S. and the Company’s contributions to these plans for the years ended December 31, 2020 and 2019 were less than 5% of each plan’s total contributions. As of December 31, 2020, one of the other plans was under a funding improvement plan.

There were no significant changes for the multi-employer plans in the periods presented that affected comparability between periods.

Defined Contribution Plans: The Company maintains several defined contribution benefit plans whereby it contributes designated amounts on behalf of participant employees. The largest plan is for U.S. salaried employees where the Company matches a percentage of employee contributions up to an annual limit. The match was 5% of eligible pay in 2020, 2019 and 2018. Other plans are located in Australia, Brasil, Canada, the Netherlands, Belgium and Germany. Expenses for these plans were $42.5, $48.3 and $45.3 in 2020, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

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

The components of the Company’s income before income taxes include the following:

Year Ended December 31,	2020	2019	2018
Domestic	$1,122.9	$2,201.1	$1,775.2
Foreign	535.0	898.1	1,035.0
	$1,657.9	$3,099.2	$2,810.2

The components of the Company’s provision for income taxes include the following:

Year Ended December 31,	2020	2019	2018
Current provision:
Federal	$182.5	$352.3	$267.1
State	44.9	96.8	67.5
Foreign	132.6	191.4	263.0
	360.0	640.5	597.6
Deferred (benefit) provision:
Federal	(11.2)	40.7	22.6
State	1.7	(4.3)	1.3
Foreign	9.0	34.4	(6.4)
	(.5)	70.8	17.5
	$359.5	$711.3	$615.1

Tax benefits recognized for net operating loss carryforwards were $17.8, $12.4 and $5.0 for the years ended 2020, 2019 and 2018, respectively.

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
Effect of:
Transition tax			(.2)
State	2.3	2.3	2.2
Research and development tax credit	(1.4)	(.9)	(.8)
Tax on foreign earnings	.8	.9	1.0
Other, net	(1.0)	(.3)	(1.3)
	21.7%	23.0%	21.9%

Based on the Company’s current operations, the Company does not expect that the repatriation of future foreign earnings will be subject to significant income tax as a result of the U.S. modified territorial system.

At December 31, 2020, the Company had net operating loss carryforwards of $492.2, of which $416.2 related to foreign subsidiaries and $76.0 related to states in the U.S. The related deferred tax asset was $129.2, for which a $95.6 valuation allowance has been provided. The carryforward periods range from four years to indefinite, subject to certain limitations under applicable laws. The future tax benefits of net operating loss carryforwards are evaluated on a regular basis, including a review of historical and projected operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

At December 31,	2020	2019
Assets:
Accrued expenses	$205.3	$203.5
Net operating loss and tax credit carryforwards	140.1	132.0
Postretirement benefit plans		4.9
Allowance for losses on receivables	36.0	31.4
Goodwill and intangibles	10.0	18.7
Other	122.9	103.3
	514.3	493.8
Valuation allowance	(102.1)	(118.5)
	412.2	375.3
Liabilities:
Financial Services leasing depreciation	(765.1)	(777.5)
Depreciation and amortization	(168.0)	(159.4)
Postretirement benefit plans	(3.0)
Other	(46.1)	(28.9)
	(982.2)	(965.8)
Net deferred tax liability	$(570.0)	$(590.5)

The balance sheet classifications of the Company’s deferred tax assets and liabilities are as follows:

At December 31,	2020	2019
Truck, Parts and Other:
Other noncurrent assets, net	$90.4	$115.4
Other liabilities	(3.5)	(5.3)
Financial Services:
Other assets	46.8	36.8
Deferred taxes and other liabilities	(703.7)	(737.4)
Net deferred tax liability	$(570.0)	$(590.5)

Cash paid for income taxes was $374.0, $586.0 and $607.6 in 2020, 2019 and 2018, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2020	2019	2018
Balance at January 1	$30.7	$21.2	$22.9
Additions for tax positions related to the current year	5.5	6.5	11.2
Additions for tax positions related to prior years	.3	3.0
Reductions for tax positions related to prior years	(4.2)
Reductions related to settlements			(5.7)
Lapse of statute of limitations	(7.8)		(7.2)
Balance at December 31	$24.5	$30.7	$21.2

The Company had $24.5, $30.7 and $21.2 of unrecognized tax benefits, of which $23.2, $28.4 and $18.9 would impact the effective tax rate, if recognized, as of December 31, 2020, 2019 and 2018, respectively.

The Company recognized $(.7), $.8 and $(.1) of (income) expense related to interest in 2020, 2019 and 2018, respectively. Accrued interest expense and penalties were $1.2, $1.9 and $1.1 as of December 31, 2020, 2019 and 2018, respectively. Interest and penalties are classified as income taxes in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

The Company believes it is reasonably possible that approximately $5.5 of unrecognized tax benefits, resulting primarily from research and development tax credits, will be resolved within the next 12 months. As of December 31, 2020, the United States Internal Revenue Service has completed examinations of the Company’s tax returns for all years through 2014. The Company’s tax returns for other major jurisdictions remain subject to examination for the years ranging from 2012 through 2020.

O.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss): The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity, consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2020	$(15.3)	$6.1	$(517.7)	$(573.2)	$(1,100.1)
Recorded into AOCI	(78.4)	10.3	(104.0)	115.6	(56.5)
Reclassified out of AOCI	64.5	(1.8)	43.6		106.3
Net other comprehensive (loss) income	(13.9)	8.5	(60.4)	115.6	49.8
Balance at December 31, 2020	$(29.2)	$14.6	$(578.1)	$(457.6)	$(1,050.3)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2019	$2.0	$(2.3)	$(477.8)	$(620.4)	$(1,098.5)
Recorded into AOCI	(57.0)	8.7	(56.8)	47.2	(57.9)
Reclassified out of AOCI	39.7	(.3)	16.9		56.3
Net other comprehensive (loss) income	(17.3)	8.4	(39.9)	47.2	(1.6)
Balance at December 31, 2019	$(15.3)	$6.1	$(517.7)	$(573.2)	$(1,100.1)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2018	$1.2	$(1.8)	$(375.6)	$(417.4)	$(793.6)
Recorded into AOCI	90.9	.1	(86.8)	(213.3)	(209.1)
Reclassified out of AOCI	(90.5)	(.1)	28.0		(62.6)
Net other comprehensive income (loss)	.4		(58.8)	(213.3)	(271.7)
Reclassifications to retained earnings in accordance with ASU 2018-02.4		(.5)	(43.4)	10.3	(33.2)
Balance at December 31, 2018	$2.0	$(2.3)	$(477.8)	$(620.4)	$(1,098.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

Reclassifications out of AOCI during the years ended December 31, 2020, 2019 and 2018 were as follows:

		AMOUNT RECLASSIFIED OUT OF AOCI
AOCI COMPONENTS	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF INCOME	2020	2019	2018
Unrealized (gains) and losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$(4.0)	$21.2	$5.4
	Cost of sales and revenues	1.7	(4.1)	(6.6)
	Interest and other (income), net	(4.6)	2.1	(1.6)
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	94.5	32.5	(118.7)
	Pre-tax expense increase (reduction)	87.6	51.7	(121.5)
	Tax (benefit) expense	(23.1)	(12.0)	31.0
	After-tax expense increase (reduction)	64.5	39.7	(90.5)
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(2.4)	(.4)	(.2)
	Tax expense	.6	.1	.1
	After-tax income increase	(1.8)	(.3)	(.1)
Unrealized losses on pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	44.2	20.5	35.3
Prior service costs	Interest and other (income), net	1.5	1.4	1.4
Settlement loss	Interest and other (income), net	11.6
	Pre-tax expense increase	57.3	21.9	36.7
	Tax benefit	(13.7)	(5.0)	(8.7)
	After-tax expense increase	43.6	16.9	28.0
Total reclassifications out of AOCI		$106.3	$56.3	$(62.6)

Other Capital Stock Changes: The Company purchased and retired treasury shares of .7, 1.7 and 5.8 million in 2020, 2019 and 2018, respectively.

P.	DERIVATIVE FINANCIAL INSTRUMENTS

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

At December 31, 2020, the notional amount of the Company’s interest-rate contracts was $3,280.5. Notional maturities for all interest-rate contracts are $1,241.1 for 2021, $950.0 for 2022, $761.8 for 2023, $169.6 for 2024, $58.9 for 2025 and $99.1 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At December 31, 2020, the notional amount of the outstanding foreign-exchange contracts was $1,128.8. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

At December 31,	2020		2019
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$16.4		$45.8
Deferred taxes and other liabilities		$116.1		$31.0
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	2.7		10.1
Accounts payable, accrued expenses and other		35.9		9.2
Financial Services:
Deferred taxes and other liabilities		1.2
	$19.1	$153.2	$55.9	$40.2
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$1.1		$.4
Accounts payable, accrued expenses and other		$3.3		$1.8
Financial Services:
Other assets	.3
Deferred taxes and other liabilities		3.4		2.3
	$1.4	$6.7	$.4	$4.1
Gross amounts recognized in Balance Sheet	$20.5	$159.9	$56.3	$44.3
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(2.1)	(2.1)	(.4)	(.4)
Financial Services:
Interest-rate contracts	(12.0)	(12.0)	(8.6)	(8.6)
Pro forma net amount	$6.4	$145.8	$47.3	$35.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

The following table presents the amount of (gain) loss from derivative financial instruments reclassified from AOCI into the Consolidated Statements of Income:

Year Ended December 31,	2020	2019	2018
Truck, Parts and Other:
Cash flow hedges	$(6.9)	$19.2	$(2.8)
Net investment hedge	(5.6)	(4.6)
Total	$(12.5)	$14.6	$(2.8)

Financial Services:
Fair value hedges	1.1	1.5	1.8
Cash flow hedges	94.5	32.5	(118.7)
Total	$95.6	$34.0	$(116.9)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

At December 31,	2020	2019
Financial Services
Term notes:
Carrying amount of hedged liabilities	$90.9	$90.5
Cumulative basis adjustment included in the carrying amount	(.9)	(.5)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(.4) and $(1.5) as of December 31, 2020 and 2019, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 7.5 years.

The following table presents the pre-tax effects of (loss) gain on cash flow hedges recognized in other comprehensive income (loss) (OCI):

Year Ended December 31,	2020		2019		2018
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
(Loss) gain recognized in OCI:
Truck, Parts and Other		$2.8		$(31.7)		$4.5
Financial Services	$(107.3)	(.8)	$(44.4)		$117.1
	$(107.3)	$2.0	$(44.4)	$(31.7)	$117.1	$4.5

The amount of loss recorded in AOCI at December 31, 2020 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $15.0, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

The amount of gains or losses reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil for the years ended December 31, 2020, 2019 and 2018.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At December 31, 2020, the notional amount of the outstanding net investment hedges was $344.8. For the year ended December 31, 2020, the pre-tax loss recognized in OCI for the net investment hedges was $20.4.

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

The loss (gain) recognized in earnings related to derivatives not designated as hedging instruments was as follows:

Year Ended December 31,	2020		2019		2018
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$.7		$.5		$(.3)
Interest and other (income), net		2.3		5.4		6.9
Financial Services:
Interest and other borrowing expenses		9.4		(10.1)		(14.9)
Selling, general and administrative		.8		.1		1.7
		$13.2		$(4.1)		$(6.6)

Q.	FAIR VALUE MEASUREMENTS

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

There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2020. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

December 31, 2020, 2019 and 2018 (currencies in millions)

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At December 31, 2020	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$392.4	$392.4
U.S. corporate securities		232.9	232.9
U.S. government and agency securities	$86.5	7.9	94.4
Non-U.S. corporate securities		411.5	411.5
Non-U.S. government securities		77.5	77.5
Other debt securities		220.3	220.3
Total marketable debt securities	$86.5	$1,342.5	$1,429.0
Derivatives
Cross currency swaps		$14.8	$14.8
Interest-rate swaps		1.6	1.6
Foreign-exchange contracts		4.1	4.1
Total derivative assets		$20.5	$20.5
Liabilities:
Derivatives
Cross currency swaps		$77.6	$77.6
Interest-rate swaps		38.5	38.5
Foreign-exchange contracts		43.8	43.8
Total derivative liabilities		$159.9	$159.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

At December 31, 2019	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$320.2	$320.2
U.S. corporate securities		165.7	165.7
U.S. government and agency securities	$128.4	.9	129.3
Non-U.S. corporate securities		349.8	349.8
Non-U.S. government securities		72.4	72.4
Other debt securities		124.7	124.7
Total marketable debt securities	$128.4	$1,033.7	$1,162.1
Derivatives
Cross currency swaps		$43.8	$43.8
Interest-rate swaps		2.0	2.0
Foreign-exchange contracts		10.5	10.5
Total derivative assets		$56.3	$56.3
Liabilities:
Derivatives
Cross currency swaps		$13.5	$13.5
Interest-rate swaps		17.5	17.5
Foreign-exchange contracts		13.3	13.3
Total derivative liabilities		$44.3	$44.3

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

At December 31,	2020		2019
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$5,319.2	$5,429.5	$4,914.4	$4,992.2
Liabilities:
Financial Services fixed rate debt	6,482.0	6,648.6	5,925.9	5,990.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions, except per share data)

R.	STOCK COMPENSATION PLANS

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

The Company recognizes compensation cost on these options and restricted stock awards on a straight-line basis over the requisite period the employee is required to render service less estimated forfeitures based on historical experience. The maximum number of shares of the Company’s common stock authorized for issuance under these plans is 46.7 million shares, and as of December 31, 2020, the maximum number of shares available for future grants was 11.8 million.

The assumptions used in determining the fair value of the option awards for each of the grant years are as follows:

	2020	2019	2018
Risk-free interest rate	1.54%	2.55%	2.64%
Expected volatility	23%	23%	23%
Expected dividend yield	4.1%	4.9%	3.8%
Expected term	6 years	6 years	6 years
Weighted average grant date fair value of options per share	$10.02	$8.26	$10.67

The estimated fair value of each option award is determined on the date of grant using the Black-Scholes-Merton option pricing model that uses assumptions noted in the table above. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility. The dividend yield is based on an estimated future dividend yield using projected net income for the next five years, implied dividends and Company stock price. The expected term is based on the period of time that options granted are expected to be outstanding based on historical experience.

The fair value of options granted was $6.4, $7.3 and $6.3 for the years ended December 31, 2020, 2019 and 2018, respectively. The fair value of options vested during the years ended December 31, 2020, 2019 and 2018 was $5.0, $5.8 and $5.3, respectively.

A summary of activity under the Company’s stock plans is presented below:

	2020	2019	2018
Intrinsic value of options exercised	$26.9	$31.9	$13.4
Cash received from stock option exercises	53.8	60.9	19.7
Tax benefit related to stock award exercises	3.8	3.8	2.4
Stock-based compensation	13.0	15.1	13.2
Tax benefit related to stock-based compensation	1.6	1.9	1.9

The summary of options as of December 31, 2020 and changes during the year then ended are presented below:

		PER SHARE	REMAINING	AGGREGATE
	NUMBER	EXERCISE	CONTRACTUAL	INTRINSIC
	OF SHARES	PRICE*	LIFE IN YEARS*	VALUE
Options outstanding at January 1	3,488,300	$60.18
Granted	641,700	76.18
Exercised	(949,900)	56.68
Cancelled	(63,600)	69.75
Options outstanding at December 31	3,116,500	$64.34	6.48	$68.4
Vested and expected to vest	3,014,300	$64.06	6.40	$67.0
Exercisable	1,323,200	$56.63	4.15	$39.2
*	Weighted Average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions, except per share data)

The fair value of restricted shares is determined based upon the stock price on the date of grant. The summary of nonvested restricted shares as of December 31, 2020 and changes during the year then ended is presented below:

	NUMBER	GRANT DATE
NONVESTED SHARES	OF SHARES	FAIR VALUE*
Nonvested awards outstanding at January 1	150,500	$65.92
Granted	94,400	76.78
Vested	(96,700)	69.46
Forfeited	(5,800)	71.47
Nonvested awards outstanding at December 31	142,400	$70.49
*	Weighted Average

As of December 31, 2020, there was $5.4 of total unrecognized compensation cost related to nonvested stock options, which is recognized over a remaining weighted average vesting period of 1.46 years. Unrecognized compensation cost related to nonvested restricted stock awards of $2.0 is expected to be recognized over a remaining weighted average vesting period of 1.26 years.

The dilutive and antidilutive options are shown separately in the table below:

Year Ended December 31,	2020	2019	2018
Additional shares	607,800	621,300	785,100
Antidilutive options	686,100	1,489,400	1,176,600

S.	SEGMENT AND RELATED INFORMATION

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

In Europe, the Financial Services and Truck segments centralized the marketing of used trucks, including those units sold by the Truck segment subject to an RVG. Beginning in the fourth quarter of 2019, when a customer returns the truck at the end of the RVG contract, the Company’s Truck segment records a reduction in an RVG liability and the Company’s Financial Services segment records a used truck asset and revenue from the subsequent sale. Certain gains and losses from the sale of these used trucks are shared with the Truck segment. Revenues from the sale of used trucks from the Truck segment in Europe in prior periods are immaterial.

Other: Included in Other is the Company’s industrial winch manufacturing business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

expenses. Intercompany interest income (expense) on cash advances to the financial services companies is included in Other and was $1.4, $.3 and $(.3) for 2020, 2019 and 2018, respectively.

Geographic Area Data	2020	2019	2018
Net sales and revenues:
United States	$10,526.6	$15,119.3	$13,165.7
Europe	4,871.2	6,104.7	6,071.9
Other	3,330.7	4,375.7	4,258.1
	$18,728.5	$25,599.7	$23,495.7
Property, plant and equipment, net:
United States	$1,633.0	$1,556.4	$1,353.8
Belgium	596.2	395.7	237.4
The Netherlands	499.0	399.8	397.8
Other	542.2	531.9	491.9
	$3,270.4	$2,883.8	$2,480.9
Equipment on operating leases, net:
United States	$1,219.0	$1,390.1	$1,405.1
Poland	359.4	343.5	327.8
France	349.7	315.0	246.8
Germany	346.4	358.3	361.0
Spain	310.8	276.1	249.8
Mexico	302.3	320.5	306.4
United Kingdom	125.4	113.6	130.3
Other	571.7	531.0	614.4
	$3,584.7	$3,648.1	$3,641.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 (currencies in millions)

Business Segment Data	2020	2019	2018
Net sales and revenues:
Truck	$13,643.0	$20,403.5	$18,863.1
Less intersegment	(478.2)	(414.0)	(676.1)
External customers	13,164.8	19,989.5	18,187.0
Parts	3,962.7	4,073.1	3,896.2
Less intersegment	(49.8)	(48.2)	(57.3)
External customers	3,912.9	4,024.9	3,838.9
Other	76.6	105.3	112.7
	17,154.3	24,119.7	22,138.6
Financial Services	1,574.2	1,480.0	1,357.1
	$18,728.5	$25,599.7	$23,495.7
Income (loss) before income taxes:
Truck	$581.4	$1,904.9	$1,672.1
Parts	799.3	830.8	768.6
Other	18.2	(17.7)	2.7
	1,398.9	2,718.0	2,443.4
Financial Services	223.1	298.9	305.9
Investment income	35.9	82.3	60.9
	$1,657.9	$3,099.2	$2,810.2
Depreciation and amortization:
Truck	$292.2	$381.9	$406.2
Parts	10.8	10.2	9.2
Other	20.8	20.3	18.4
	323.8	412.4	433.8
Financial Services	725.2	664.9	620.3
	$1,049.0	$1,077.3	$1,054.1
Expenditures for long-lived assets:
Truck	$556.0	$664.9	$778.5
Parts	18.4	46.2	29.4
Other	36.4	51.0	38.8
	610.8	762.1	846.7
Financial Services	1,046.7	1,378.6	1,085.1
	$1,657.5	$2,140.7	$1,931.8
Segment assets:
Truck	$5,971.9	$5,609.0	$5,347.3
Parts	1,255.6	1,172.1	1,090.9
Other	398.7	339.2	345.0
Cash and marketable securities	4,834.0	5,169.4	4,299.6
	12,460.2	12,289.7	11,082.8
Financial Services	15,799.8	16,071.4	14,399.6
	$28,260.0	$28,361.1	$25,482.4

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

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

To the Stockholders and the Board of Directors of PACCAR Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PACCAR Inc (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2021, expressed an unqualified opinion thereon.

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

Product Warranty
Description of the Matter

The Company’s liability for product warranty totaled $390 million at December 31, 2020. As discussed in Note A of the consolidated financial statements, the Company's liability for product warranty is estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. The Company periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1945 Seattle, Washington
February 17, 2021

report of independent registered public accounting firm

To the Stockholders and the Board of Directors of PACCAR Inc

Opinion on Internal Control Over Financial Reporting

We have audited PACCAR Inc’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PACCAR Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 17, 2021, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Seattle, Washington
February 17, 2021

quarterly results (unaudited)

	QUARTER
	FIRST	SECOND	THIRD	FOURTH
	(millions, except per share data)
2020
Truck, Parts and Other:
Net sales and revenues	$4,778.0	$2,701.9	$4,538.4	$5,136.0
Cost of sales and revenues	4,189.6	2,441.5	3,958.3	4,487.0
Research and development	71.0	66.5	64.7	71.7
Financial Services:
Revenues	383.7	360.3	397.6	432.6
Interest and other borrowing expenses	56.4	46.9	45.2	43.6
Depreciation and other expenses	229.4	224.1	262.5	292.0
Net Income	359.4	147.7	385.5	405.8
Net Income Per Share:*
Basic	$1.04	$.43	$1.11	$1.17
Diluted	1.03	.43	1.11	1.17

2019
Truck, Parts and Other:
Net sales and revenues	$6,138.1	$6,266.5	$6,004.2	$5,710.9
Cost of sales and revenues	5,217.1	5,341.7	5,106.8	4,890.0
Research and development	78.3	82.5	82.2	83.6
Financial Services:
Revenues	349.5	361.4	362.8	406.3
Interest and other borrowing expenses	53.4	60.0	59.6	57.5
Depreciation and other expenses	177.4	183.6	195.3	241.9
Net Income	629.0	619.7	607.9	531.3
Net Income Per Share:
Basic	$1.81	$1.79	$1.75	$1.53
Diluted	1.81	1.78	1.75	1.53

* The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted shares outstanding and the effects of rounding for each period.

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

Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting on page 73 and Report of Independent Registered Public Accounting Firm on the Company’s internal control over financial reporting on page 75 for the year ended December 31, 2020, are included in this Form 10-K.

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 401(a), (d), and (e) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 27, 2021 and is incorporated herein by reference:

Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

Item 401(b) of Regulation S-K:

Information about the Company’s executive officers is included in Part I, Item 1 of this Form 10-K.

Item 405 of Regulation S-K:

The information required by this item is included in the proxy statement for the annual stockholders meeting of April 27, 2021 and is incorporated herein by reference.

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

Item 407(d)(4) and 407(d)(5) of Regulation S‑K:

The following information is included in the proxy statement for the annual stockholders meeting of April 27, 2021 and is incorporated herein by reference:

•	Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”
•	Identification of audit committee financial experts is included under the caption “AUDIT COMMITTEE REPORT.”
ITEM 11.	EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 27, 2021 and is incorporated herein by reference:

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

Stock ownership information is included under the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS” in the proxy statement for the annual stockholders meeting of April 27, 2021 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S‑K Item 201(d) is provided in Item 5 of this Form 10‑K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions with management and others as defined by Item 404 of Regulation S‑K occurred in 2020.

Information concerning director independence is included under the caption “BOARD GOVERNANCE” in the proxy statement for the annual stockholders meeting of April 27, 2021 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal accounting fees and services information is included under the caption “INDEPENDENT AUDITORS” in the proxy statement for the annual stockholders meeting of April 27, 2021 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Listing of financial statements

The following consolidated financial statements of PACCAR Inc are included in Item 8:

Consolidated Statements of Income

— Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2020, 2019 and 2018

Consolidated Balance Sheets

— December 31, 2020 and 2019

Consolidated Statements of Cash Flows

— Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity

— Years Ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

— December 31, 2020, 2019 and 2018

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(3) Listing of Exhibits (in order of assigned index numbers):

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2018	3(i)	001-14817

		Certificate of Amendment of Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 24, 2020	3(i)	001-14817

(ii)		Bylaws:

		Sixth Amended and Restated Bylaws of PACCAR Inc	8-K	December 7, 2018	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(c)	Forms of Medium-Term Note, Series P (PACCAR Financial Corp.)	S-3	November 2, 2018	4.2 and 4.3	333-228141

	(d)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2018	10-Q	August 3, 2018	4(h)	001-14817

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(e)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated July 4, 2019	10-Q	October 30, 2019	4(i)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 29, 2020	10-Q	August 3, 2020	4(h)	001-14817

	(g)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(j)	001-14817

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

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 10, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	DEF14A	March 14, 2014	Appendix A	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(f)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

	(g)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	10-K	February 19, 2020	10(g)	001-14817

	(h)	PACCAR Inc Long Term Incentive Plan	10-K	February 19, 2020	10(h)	001-14817

	(i)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

	(j)	PACCAR Inc Long Term Incentive Plan, 2018 Form of Restricted Stock Award Agreement	10-K	February 21, 2019	10(m)	001-14817

	(k)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Unit Agreement	10-K	February 21, 2019	10(n)	001-14817

	(l)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

	(m)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	8-K	May 16, 2007	10.1	001-14817

(n)

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

(p)

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

PACCAR Inc
Registrant

Date: February 17, 2021	/s/ R. Preston Feight
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