Form 10-Q
period 2021-03-31
PACCAR INC
filed 2021-05-03
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Common Stock, $1 par value — 347,156,397 shares as of April 29, 2021

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended
	March 31
	2021	2020
TRUCK, PARTS AND OTHER:
Net sales and revenues	$5,413.5	$4,778.0

Cost of sales and revenues	4,690.7	4,189.6
Research and development	80.1	71.0
Selling, general and administrative	129.9	131.4
Interest and other (income), net	(13.2)	(13.1)
	4,887.5	4,378.9
Truck, Parts and Other Income Before Income Taxes	526.0	399.1

FINANCIAL SERVICES:
Interest and fees	129.9	142.1
Operating lease, rental and other revenues	302.1	241.6
Revenues	432.0	383.7

Interest and other borrowing expenses	42.0	56.4
Depreciation and other expenses	278.7	229.4
Selling, general and administrative	31.2	32.6
Provision for losses on receivables	3.7	17.0
	355.6	335.4
Financial Services Income Before Income Taxes	76.4	48.3
Investment income	4.9	14.8
Total Income Before Income Taxes	607.3	462.2
Income taxes	137.2	102.8
Net Income	$470.1	$359.4

Net Income Per Share
Basic	$1.35	$1.04
Diluted	$1.35	$1.03

Weighted Average Number of Common Shares Outstanding
Basic	347.6	346.9
Diluted	348.4	347.3

Comprehensive Income	$404.0	$75.6

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Millions)

	March 31	December 31
	2021	2020*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$3,230.0	$3,405.0
Trade and other receivables, net (allowance for losses: 2021 - $.6, 2020 - $.6)	1,649.9	1,197.5
Marketable debt securities (amortized cost: 2021 - $1,408.4, 2020 - $1,409.7; allowance for credit losses: none)	1,421.1	1,429.0
Inventories, net	1,465.4	1,221.9
Other current assets	572.2	515.6
Total Truck, Parts and Other Current Assets	8,338.6	7,769.0

Equipment on operating leases, net	372.1	421.9
Property, plant and equipment, net	3,242.5	3,270.4
Other noncurrent assets, net	1,016.2	998.9
Total Truck, Parts and Other Assets	12,969.4	12,460.2

FINANCIAL SERVICES:
Cash and cash equivalents	90.0	134.6
Finance and other receivables, net (allowance for losses: 2021 - $126.8, 2020 - $127.0)	11,739.6	11,820.7
Equipment on operating leases, net	3,060.0	3,162.8
Other assets	644.4	681.7
Total Financial Services Assets	15,534.0	15,799.8
	$28,503.4	$28,260.0

*	The December 31, 2020 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Millions)

	March 31	December 31
	2021	2020*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$3,961.9	$3,413.9
Dividend payable		242.6
Total Truck, Parts and Other Current Liabilities	3,961.9	3,656.5
Residual value guarantees and deferred revenues	402.9	457.4
Other liabilities	1,458.6	1,487.2
Total Truck, Parts and Other Liabilities	5,823.4	5,601.1

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	621.9	561.0
Commercial paper and bank loans	3,042.9	3,344.4
Term notes	7,521.8	7,508.9
Deferred taxes and other liabilities	775.7	854.6
Total Financial Services Liabilities	11,962.3	12,268.9

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 347.2 and 346.6 million shares	347.2	346.6
Additional paid-in capital	124.3	88.5
Treasury stock, at cost - .02 million and nil shares	(1.4)
Retained earnings	11,364.0	11,005.2
Accumulated other comprehensive loss	(1,116.4)	(1,050.3)
Total Stockholders' Equity	10,717.7	10,390.0
	$28,503.4	$28,260.0

*	The December 31, 2020 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Three Months Ended
	March 31
	2021	2020
OPERATING ACTIVITIES:
Net Income	$470.1	$359.4
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	66.9	70.0
Equipment on operating leases and other	184.8	202.0
Provision for losses on financial services receivables	3.7	17.0
Other, net	(47.1)	(1.7)
Pension contributions	(6.2)	(23.3)
Change in operating assets and liabilities:
Trade and other receivables	(468.2)	19.4
Wholesale receivables on new trucks	26.8	(6.8)
Inventories	(269.9)	(169.0)
Accounts payable and accrued expenses	655.8	(44.3)
Income taxes, warranty and other	(79.8)	3.2
Net Cash Provided by Operating Activities	536.9	425.9

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(1,036.2)	(824.3)
Collections on retail loans and finance leases	937.5	759.2
Net decrease (increase) in wholesale receivables on used equipment	17.4	(29.1)
Purchases of marketable debt securities	(158.0)	(184.8)
Proceeds from sales and maturities of marketable debt securities	153.2	225.3
Payments for property, plant and equipment	(114.6)	(176.4)
Acquisitions of equipment for operating leases	(243.1)	(280.1)
Proceeds from asset disposals	240.9	113.1
Other, net	(12.8)	17.3
Net Cash Used in Investing Activities	(215.7)	(379.8)

FINANCING ACTIVITIES:
Payments of cash dividends	(353.7)	(907.4)
Purchases of treasury stock	(1.4)	(41.5)
Proceeds from stock compensation transactions	28.8	6.3
Net decrease in commercial paper, short-term bank loans and other	(383.5)	(133.5)
Proceeds from term debt	892.5	710.0
Payments on term debt	(691.0)	(467.6)
Net Cash Used in Financing Activities	(508.3)	(833.7)
Effect of exchange rate changes on cash and cash equivalents	(32.5)	(64.4)
Net Decrease in Cash and Cash Equivalents	(219.6)	(852.0)
Cash and cash equivalents at beginning of period	3,539.6	4,175.1
Cash and cash equivalents at end of period	$3,320.0	$3,323.1

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended
	March 31
	2021	2020
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of period	$346.6	$346.3
Stock compensation	.6	.1
Balance at end of period	347.2	346.4

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	88.5	61.4
Stock compensation	35.8	12.8
Balance at end of period	124.3	74.2

TREASURY STOCK, AT COST:
Balance at beginning of period
Purchases	(1.4)	(41.5)
Balance at end of period	(1.4)	(41.5)

RETAINED EARNINGS:
Balance at beginning of period	11,005.2	10,398.5
Net income	470.1	359.4
Cash dividends declared on common stock	(111.3)	(111.1)
Cumulative effect of change in accounting principle		(4.6)
Balance at end of period	11,364.0	10,642.2

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(1,050.3)	(1,100.1)
Other comprehensive loss	(66.1)	(283.8)
Balance at end of period	(1,116.4)	(1,383.9)
Total Stockholders’ Equity	$10,717.7	$9,637.4

Cash dividends declared on common stock, per share	$.32	$.32

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2020.

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

Three Months Ended March 31,	2021	2020
Additional shares	792,800	434,000
Antidilutive options	583,000	1,911,200

New Accounting Pronouncements: The Company adopted the following standard on January 1, 2021, which had no material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION
2018-14	Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.

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

The following table disaggregates Truck, Parts and Other revenues by major sources:

Three Months Ended March 31,	2021	2020
Truck
Truck sales	$4,045.0	$3,583.6
Revenues from extended warranties, operating leases and other	188.0	174.0
	4,233.0	3,757.6
Parts
Parts sales	1,125.9	970.0
Revenues from dealer services and other	34.8	28.6
	1,160.7	998.6
Winch sales and other	19.8	21.8
Truck, Parts and Other sales and revenues	$5,413.5	$4,778.0

The Company recognizes truck and parts sales as revenues when control of the products is transferred to customers which generally occurs upon shipment, except for certain truck sales which are subject to a residual value guarantee (RVG) by the Company. The standard payment term for trucks and aftermarket parts is typically within 30 days, but the Company may grant extended payment terms on selected receivables. The Company recognizes revenue for the invoice amount adjusted for estimated sales incentives and returns. Sales incentives and returns are estimated based on historical experience and are adjusted to current period revenues when the most likely amount of consideration the Company expects to receive changes or becomes fixed. Truck and parts sales include a

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Truck sales with RVGs that allow customers the option to return their truck are accounted for as a sale when the customer does not have an economic incentive to return the truck to the Company, or as an operating lease when the customer does have an economic incentive to return the truck. The estimate of customers’ economic incentive to return the trucks is based on an analysis of historical guaranteed buyback value and estimated market value. When truck sales with RVGs are accounted for as a sale, revenue is recognized when the truck is transferred to the customer less an amount for expected returns. Expected return rates are estimated by using a historical weighted average return rate over a seven-year period. The estimated value of the truck assets to be returned and the related return liabilities at March 31, 2021 were $646.5 and $681.2, respectively, compared to $627.9 and $664.1 at December 31, 2020, respectively. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $1,203.2 at March 31, 2021.

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the extended warranty or R&M contract periods. See Note F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with an RVG was $84.9 at March 31, 2021. The Company expects to recognize approximately $36.6 of the remaining deferred revenue in 2021, $25.2 in 2022, $12.7 in 2023, $8.4 in 2024 and $2.0 in 2025. Total operating lease income from truck sales with RVGs was $20.6 and $27.0 for the three months ended March 31, 2021 and 2020, respectively.  The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a lease was $317.9 at March 31, 2021.

Aftermarket parts sales allow for returns which are estimated at the time of sale based on historical data. At March 31, 2021, the estimated value of the returned goods asset and the related return liability were $66.4 and $151.7, respectively, compared to $62.2 and $142.0 at December 31, 2020, respectively. Parts dealer services and other revenues are recognized as services are performed.

Revenue from winch sales and other is primarily derived from the industrial winch business. Winch sales are recognized when the product is transferred to a customer, which generally occurs upon shipment. Also within this category are other revenues not attributable to a reportable segment.

Financial Services

The Company’s Financial Services segment products include loans to customers collateralized by the vehicles being financed, finance leases for retail customers and dealers, dealer wholesale financing which includes floating-rate wholesale loans to PACCAR dealers for new and used trucks, and operating leases which include rentals on Company owned equipment. Interest income from finance and other receivables is recognized using the interest method. Certain loan origination costs are deferred and amortized to interest income over the expected life of the contracts using the straight-line method which approximates the interest method.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2021 or December 31, 2020. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

The following table summarizes Financial Services lease revenues by lease type:

Three Months Ended March 31,	2021	2020
Finance lease revenues	$47.7	$47.2
Operating lease revenues	209.4	202.8
Total lease revenues	$257.1	$250.0

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

Marketable debt securities at March 31, 2021 and December 31, 2020 consisted of the following:

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At March 31, 2021	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$395.0	$3.5	$.2	$398.3
U.S. corporate securities	226.2	2.0	.3	227.9
U.S. government and agency securities	91.9	1.8		93.7
Non-U.S. corporate securities	401.3	3.9	.6	404.6
Non-U.S. government securities	74.3	.2	.1	74.4
Other debt securities	219.7	2.7	.2	222.2
	$1,408.4	$14.1	$1.4	$1,421.1

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At December 31, 2020	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$388.1	$4.4	$.1	$392.4
U.S. corporate securities	229.6	3.3		232.9
U.S. government and agency securities	92.1	2.3		94.4
Non-U.S. corporate securities	406.0	5.5		411.5
Non-U.S. government securities	77.0	.5		77.5
Other debt securities	216.9	3.4		220.3
	$1,409.7	$19.4	$.1	$1,429.0

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.6 and $.5 and gross realized losses were $.1 and $.2 for the three months periods ended March 31, 2021 and 2020, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	March 31, 2021		December 31, 2020
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$339.8	$1.2	$81.1	$1.3
Unrealized losses	1.4		.1

The unrealized losses on the investments above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at March 31, 2021 and December 31, 2020. The Company does not currently intend, and it is more likely than not that it will not be required to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Contractual maturities of marketable debt securities at March 31, 2021 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$342.2	$343.9
One to five years	1,056.6	1,067.6
Six to ten years	5.6	5.6
More than ten years	4.0	4.0
	$1,408.4	$1,421.1

NOTE D - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last‑in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	March 31	December 31
	2021	2020
Finished products	$623.2	$610.0
Work in process and raw materials	1,033.2	801.9
	1,656.4	1,411.9
Less LIFO reserve	(191.0)	(190.0)
	$1,465.4	$1,221.9

Under the LIFO method of accounting (used for approximately 44% of March 31, 2021 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	March 31	December 31
	2021	2020
Loans	$5,944.9	$5,839.1
Finance leases	3,820.1	3,944.7
Dealer wholesale financing	1,939.8	2,012.4
Operating lease receivables and other	161.6	151.5
	11,866.4	11,947.7
Less allowance for losses:
Loans and leases	(119.9)	(120.4)
Dealer wholesale financing	(3.5)	(3.4)
Operating lease receivables and other	(3.4)	(3.2)
	$11,739.6	$11,820.7

Included in Finance and other receivables, net on the Consolidated Balance Sheets is accrued interest receivable (net of allowance for credit losses) of $24.8 and $35.6 as of March 31, 2021 and December 31, 2020, respectively. The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

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

On average, modifications extended contractual terms by approximately four months in 2021 and three months in 2020, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2021 and December 31, 2020.

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

The allowance for credit losses is summarized as follows:

	2021
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.4	$8.4	$112.0	$3.2	$127.0
Provision for losses	.1	(.2)	3.3	.5	3.7
Charge-offs			(3.8)	(.2)	(4.0)
Recoveries			1.5		1.5
Currency translation and other			(1.3)	(.1)	(1.4)
Balance at March 31	$3.5	$8.2	$111.7	$3.4	$126.8

	2020
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL**
Balance at January 1	$4.3	$9.2	$101.4	$3.7	$118.6
Provision for losses	.2	.1	16.7		17.0
Charge-offs			(10.5)	(.2)	(10.7)
Recoveries			1.3	.2	1.5
Currency translation and other	(.2)	(.1)	(4.7)	(.3)	(5.3)
Balance at March 31	$4.3	$9.2	$104.2	$3.4	$121.1

*	Operating leases and other trade receivables.
**	The beginning balance has been adjusted for the adoption of ASU 2016-13.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	DEALER		CUSTOMER
At March 31, 2021	WHOLESALE	RETAIL	RETAIL	TOTAL
Amortized cost basis for impaired finance receivables evaluated individually		$1.1	$77.7	$78.8
Allowance for impaired finance receivables determined individually			5.1	5.1
Amortized cost basis for finance receivables evaluated collectively	$1,939.8	1,653.2	8,033.0	11,626.0
Allowance for finance receivables determined collectively	3.5	8.2	106.6	118.3

	DEALER		CUSTOMER
At December 31, 2020	WHOLESALE	RETAIL	RETAIL	TOTAL
Amortized cost basis for impaired finance receivables evaluated individually		$1.2	$86.7	$87.9
Allowance for impaired finance receivables determined individually			5.6	5.6
Amortized cost basis for finance receivables evaluated collectively	$2,012.4	1,701.9	7,994.0	11,708.3
Allowance for finance receivables determined collectively	3.4	8.4	106.4	118.2

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amortized cost basis of finance receivables that are on non-accrual status is as follows:

	March 31	December 31
	2021	2020
Dealer:
Retail	$1.1	$1.2
Customer retail:
Fleet	70.4	78.6
Owner/operator	7.3	8.1
	$78.8	$87.9

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The amortized cost basis of impaired loans as of March 31, 2021 and December 31, 2020 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2021	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve			$18.7	$2.0	$20.7
Associated allowance			(1.5)	(.3)	(1.8)
			17.2	1.7	18.9
Impaired loans with no specific reserve		$1.1	5.4	.1	6.6
Net carrying amount of impaired loans		$1.1	$22.6	$1.8	$25.5
Average recorded investment*		$1.4	$27.8	$2.5	$31.7

*	Represents the average during the 12 months ended March 31, 2021.

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2020	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve			$22.6	$2.1	$24.7
Associated allowance			(1.6)	(.3)	(1.9)
			21.0	1.8	22.8
Impaired loans with no specific reserve		$1.2			1.2
Net carrying amount of impaired loans		$1.2	$21.0	$1.8	$24.0
Average recorded investment*	$4.9	$2.3	$19.5	$3.2	$29.9

*	Represents the average during the 12 months ended March 31, 2020.

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

Three Months Ended March 31,	2021	2020
Fleet	$.3	$.3
Owner/operator		.1
	$.3	$.4

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

	Revolving
At March 31, 2021	Loans	2021	2020	2019	2018	2017	Prior	Total
Dealer:
Wholesale:
Performing	$1,933.7							$1,933.7
Watch	6.1							6.1
	$1,939.8							$1,939.8
Retail:
Performing	$19.0	$65.3	$427.1	$469.6	$265.5	$175.6	$209.9	$1,632.0
Watch		.4	4.2	10.2	5.1	1.3		21.2
At-risk							1.1	1.1
	$19.0	$65.7	$431.3	$479.8	$270.6	$176.9	$211.0	$1,654.3
Total Dealer	$1,958.8	$65.7	$431.3	$479.8	$270.6	$176.9	$211.0	$3,594.1

Customer Retail:
Fleet:
Performing		$705.8	$2,505.8	$1,736.6	$1,037.6	$439.1	$214.3	$6,639.2
Watch		1.6	14.6	15.2	9.1	2.5	1.5	44.5
At-risk		4.0	8.4	32.6	15.5	7.9	2.0	70.4
		$711.4	$2,528.8	$1,784.4	$1,062.2	$449.5	$217.8	$6,754.1
Owner/Operator:
Performing		$178.2	$514.7	$337.8	$194.1	$84.0	$33.9	$1,342.7
Watch			2.4	2.1	1.4	.5	.2	6.6
At-risk		.1	.7	1.9	2.8	1.4	.4	7.3
		$178.3	$517.8	$341.8	$198.3	$85.9	$34.5	$1,356.6
Total Customer Retail		$889.7	$3,046.6	$2,126.2	$1,260.5	$535.4	$252.3	$8,110.7

Total	$1,958.8	$955.4	$3,477.9	$2,606.0	$1,531.1	$712.3	$463.3	$11,704.8

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Revolving
At December 31, 2020	Loans	2020	2019	2018	2017	2016	Prior	Total
Dealer:
Wholesale:
Performing	$2,004.5							$2,004.5
Watch	7.9							7.9
	$2,012.4							$2,012.4
Retail:
Performing	$20.7	$504.2	$474.9	$268.0	$180.1	$100.4	$132.0	$1,680.3
Watch		5.2	10.5	4.5	1.4			21.6
At-risk						1.2		1.2
	$20.7	$509.4	$485.4	$272.5	$181.5	$101.6	$132.0	$1,703.1
Total Dealer	$2,033.1	$509.4	$485.4	$272.5	$181.5	$101.6	$132.0	$3,715.5

Customer Retail:
Fleet:
Performing		$2,664.9	$1,921.6	$1,203.7	$533.7	$234.2	$65.2	$6,623.3
Watch		13.5	17.8	11.8	5.9	1.5	1.2	51.7
At-risk		8.0	37.0	18.2	12.2	2.4	.8	78.6
		$2,686.4	$1,976.4	$1,233.7	$551.8	$238.1	$67.2	$6,753.6
Owner/Operator:
Performing		$554.6	$376.4	$225.1	$105.2	$41.2	$9.1	$1,311.6
Watch		1.6	2.7	2.0	.7	.2	.2	7.4
At-risk		.9	2.1	3.2	1.2	.4	.3	8.1
		$557.1	$381.2	$230.3	$107.1	$41.8	$9.6	$1,327.1
Total Customer Retail		$3,243.5	$2,357.6	$1,464.0	$658.9	$279.9	$76.8	$8,080.7

Total	$2,033.1	$3,752.9	$2,843.0	$1,736.5	$840.4	$381.5	$208.8	$11,796.2

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

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2021	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$1,939.7	$1,654.3	$6,727.5	$1,345.3	$11,666.8
31 – 60 days past due	.1		7.4	5.0	12.5
Greater than 60 days past due			19.2	6.3	25.5
	$1,939.8	$1,654.3	$6,754.1	$1,356.6	$11,704.8

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2020	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,012.4	$1,703.1	$6,718.3	$1,314.7	$11,748.5
31 – 60 days past due			12.3	6.5	18.8
Greater than 60 days past due			23.0	5.9	28.9
	$2,012.4	$1,703.1	$6,753.6	$1,327.1	$11,796.2

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Troubled Debt Restructurings

The balance of TDRs was $57.4 and $63.1 at March 31, 2021 and December 31, 2020, respectively. At modification date, the pre-modification and post-modification amortized cost basis balances for finance receivables modified during the period by portfolio class are as follows:

Three Months Ended March 31,	2021		2020
	AMORTIZED COST BASIS		AMORTIZED COST BASIS
	PRE- MODIFICATION	POST- MODIFICATION	PRE- MODIFICATION	POST- MODIFICATION
Fleet	$4.6	$4.5	$23.4	$23.4
Owner/operator	.9	.9	.1	.1
	$5.5	$5.4	$23.5	$23.5

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2021 and 2020.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the three months ended March 31, 2021 and 2020 were $1.4 and $.1, respectively.

There were no finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off in the three months ended March 31, 2021 and 2020.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at March 31, 2021 and December 31, 2020 was $8.9 and $18.1, respectively. Proceeds from the sales of repossessed assets were $16.1 and $30.6 for the three months ended March 31, 2021 and 2020, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2021	2020
Balance at January 1	$389.7	$440.0
Cost accruals	80.5	97.9
Payments	(109.6)	(110.3)
Change in estimates for pre-existing warranties	18.8	25.9
Currency translation and other	(2.5)	(6.1)
Balance at March 31	$376.9	$447.4

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2021	2020
Balance at January 1	$795.8	$801.4
Deferred revenues	116.0	107.9
Revenues recognized	(117.1)	(107.1)
Currency translation	(10.0)	(13.0)
Balance at March 31	$784.7	$789.2

The Company expects to recognize approximately $206.0 of the remaining deferred revenue on extended warranties and R&M contracts in 2021, $254.6 in 2022, $185.8 in 2023, $89.5 in 2024, $34.1 in 2025 and $14.7 thereafter.

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follow:

Three Months Ended March 31,	2021	2020
Net income	$470.1	$359.4
Other comprehensive income (loss) (OCI):
Unrealized gains on derivative contracts	22.3	51.4
Tax effect	(4.1)	(10.0)
	18.2	41.4
Unrealized losses on marketable debt securities	(6.6)	(2.1)
Tax effect	1.6	.5
	(5.0)	(1.6)
Pension plans	12.9	31.1
Tax effect	(3.1)	(7.6)
	9.8	23.5
Foreign currency translation losses	(89.1)	(347.1)
Net other comprehensive loss	(66.1)	(283.8)
Comprehensive income	$404.0	$75.6

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2021	$(29.2)	$14.6	$(578.1)	$(457.6)	$(1,050.3)
Recorded into AOCI	26.1	(4.5)	(1.2)	(89.1)	(68.7)
Reclassified out of AOCI	(7.9)	(.5)	11.0		2.6
Net other comprehensive income (loss)	18.2	(5.0)	9.8	(89.1)	(66.1)
Balance at March 31, 2021	$(11.0)	$9.6	$(568.3)	$(546.7)	$(1,116.4)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2020	$(15.3)	$6.1	$(517.7)	$(573.2)	$(1,100.1)
Recorded into AOCI	98.6	(1.3)	10.0	(347.1)	(239.8)
Reclassified out of AOCI	(57.2)	(.3)	13.5		(44.0)
Net other comprehensive income (loss)	41.4	(1.6)	23.5	(347.1)	(283.8)
Balance at March 31, 2020	$26.1	$4.5	$(494.2)	$(920.3)	$(1,383.9)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	March 31
AOCI COMPONENTS	COMPREHENSIVE INCOME	2021	2020
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$8.5	$.1
	Cost of sales and revenues	2.3	(1.2)
	Interest and other (income), net	.2	(6.1)
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(22.7)	(67.7)
	Pre-tax expense reduction	(11.7)	(74.9)
	Tax expense	3.8	17.7
	After-tax expense reduction	(7.9)	(57.2)
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.6)	(.4)
	Tax expense	.1	.1
	After-tax income increase	(.5)	(.3)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	14.2	10.3
Prior service costs	Interest and other (income), net	.2	.4
Settlement loss	Interest and other (income), net		7.0
	Pre-tax expense increase	14.4	17.7
	Tax benefit	(3.4)	(4.2)
	After-tax expense increase	11.0	13.5
Total reclassifications out of AOCI		$2.6	$(44.0)

Stock Compensation Plans

Stock-based compensation expense was $6.8 and $5.7 for the three months ended March 31, 2021 and 2020, respectively.

During the first three months of 2021, the Company issued 603,052 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first three months of 2021, the Company had no treasury share repurchases under the Company’s common stock repurchase plans. The Company acquired 15,631 shares under the Company’s Long-Term Incentive Plan. Stock repurchases of $390.0 million remain authorized under the current $500.0 million program approved by the PACCAR Board of Directors on December 4, 2018.

NOTE H - Income Taxes

The effective tax rate for the first quarter of 2021 was 22.6% compared to 22.2% for the first quarter of 2020, primarily due to the change in mix of income generated in jurisdictions with higher tax rates in 2021 as compared to 2020.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE I - Segment Information

PACCAR operates in three principal segments: Truck, Parts and Financial Services. The Company evaluates the performance of its Truck and Parts segments based on operating profits, which excludes investment income, other income and expense and income taxes. The Financial Services segment’s performance is evaluated based on income before income taxes. The accounting policies of the reportable segments are the same as those applied in the consolidated financial statements as described in Note A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Three Months Ended March 31,	2021	2020
Net sales and revenues:
Truck	$4,399.2	$3,863.2
Less intersegment	(166.2)	(105.6)
External customers	4,233.0	3,757.6
Parts	1,176.2	1,010.7
Less intersegment	(15.5)	(12.1)
External customers	1,160.7	998.6
Other	19.8	21.8
	5,413.5	4,778.0
Financial Services	432.0	383.7
	$5,845.5	$5,161.7
Income before income taxes:
Truck	$269.5	$183.1
Parts	251.3	214.7
Other	5.2	1.3
	526.0	399.1
Financial Services	76.4	48.3
Investment income	4.9	14.8
	$607.3	$462.2
Depreciation and amortization:
Truck	$71.9	$83.2
Parts	2.8	2.5
Other	5.4	5.1
	80.1	90.8
Financial Services	171.6	181.2
	$251.7	$272.0

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $35.4 at March 31, 2021.

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

At March 31, 2021, the notional amount of the Company’s interest-rate contracts was $3,648.6. Notional maturities for all interest-rate contracts are $880.8 for the remainder of 2021, $941.4 for 2022, $744.6 for 2023, $334.9 for 2024, $224.3 for 2025, $441.5 for 2026 and $81.1 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At March 31, 2021, the notional amount of the outstanding foreign-exchange contracts was $1,429.2. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	March 31, 2021		December 31, 2020
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$15.5		$16.4
Deferred taxes and other liabilities		$84.7		$116.1
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	18.9		2.7
Accounts payable, accrued expenses and other		10.4		35.9
Financial Services:
Deferred taxes and other liabilities	.1			1.2
	$34.5	$95.1	$19.1	$153.2
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.8		$1.1
Accounts payable, accrued expenses and other		$1.0		$3.3
Financial Services:
Other assets	.1		.3
Deferred taxes and other liabilities		.2		3.4
	$.9	$1.2	$1.4	$6.7
Gross amounts recognized in Balance Sheets	$35.4	$96.3	$20.5	$159.9
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	(9.2)	(9.2)	(2.1)	(2.1)
Financial Services:
Interest-rate contracts	(3.2)	(3.2)	(12.0)	(12.0)
Pro forma net amount	$23.0	$83.9	$6.4	$145.8

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the amount of loss (gain) from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

Three Months Ended March 31,	2021	2020
Truck, Parts and Other:
Cash flow hedges	$11.0	$(7.2)
Net investment hedges	(1.0)	(2.5)
Total	$10.0	$(9.7)

Financial Services:
Fair value hedges	$.2	$.3
Cash flow hedges	(22.7)	(67.7)
Total	$(22.5)	$(67.4)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31	December 31
	2021	2020
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$354.7	$90.9
Cumulative basis adjustment included in the carrying amount	1.3	(.9)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $.3 and $(.4) as of March 31, 2021 and December 31, 2020, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 7.3 years.

The following table presents the pre-tax effects of gain (loss) on cash flow hedges recognized in other comprehensive income (loss) (OCI):

Three Months Ended March 31,	2021		2020
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Gain (loss) recognized in OCI:
Truck, Parts and Other		$2.1		$70.6
Financial Services	$33.7	(1.8)	$55.7
	$33.7	$.3	$55.7	$70.6

The amount of loss recorded in AOCI at March 31, 2021 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $5.8, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of losses reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was $.1 and nil for the three months ended March 31, 2021 and 2020, respectively.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At March 31, 2021, the notional amount of the outstanding net investment hedges was $360.7. For the three months ended March 31, 2021, the pre-tax gain recognized in OCI for the net investment hedges was $13.2.

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

The (gain) loss recognized in earnings related to derivatives not designated as hedging instruments was as follows:

Three Months Ended March 31,	2021		2020
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$(.4)		$1.2
Interest and other (income), net		(3.7)		(25.2)
Financial Services:
Interest and other borrowing expenses		(1.8)		(12.0)
Selling, general and administrative				(.5)
Total		$(5.9)		$(36.5)

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At March 31, 2021	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$398.3	$398.3
U.S. corporate securities		227.9	227.9
U.S. government and agency securities	$93.7		93.7
Non-U.S. corporate securities		404.6	404.6
Non-U.S. government securities		74.4	74.4
Other debt securities		222.2	222.2
Total marketable debt securities	$93.7	$1,327.4	$1,421.1
Derivatives
Cross currency swaps		$10.0	$10.0
Interest-rate swaps		5.5	5.5
Foreign-exchange contracts		19.9	19.9
Total derivative assets		$35.4	$35.4
Liabilities:
Derivatives
Cross currency swaps		$55.5	$55.5
Interest-rate swaps		29.2	29.2
Foreign-exchange contracts		11.6	11.6
Total derivative liabilities		$96.3	$96.3

At December 31, 2020	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$392.4	$392.4
U.S. corporate securities		232.9	232.9
U.S. government and agency securities	$86.5	7.9	94.4
Non-U.S. corporate securities		411.5	411.5
Non-U.S. government securities		77.5	77.5
Other debt securities		220.3	220.3
Total marketable debt securities	$86.5	$1,342.5	$1,429.0
Derivatives
Cross currency swaps		$14.8	$14.8
Interest-rate swaps		1.6	1.6
Foreign-exchange contracts		4.1	4.1
Total derivative assets		$20.5	$20.5
Liabilities:
Derivatives
Cross currency swaps		$77.6	$77.6
Interest-rate swaps		38.5	38.5
Foreign-exchange contracts		43.8	43.8
Total derivative liabilities		$159.9	$159.9

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2021		December 31, 2020
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$5,434.4	$5,508.1	$5,319.2	$5,429.5
Liabilities:
Financial Services fixed rate debt	6,665.1	6,784.0	6,482.0	6,648.6

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

Three Months Ended March 31,	2021	2020
Service cost	$36.0	$32.9
Interest on projected benefit obligation	16.6	20.6
Expected return on assets	(51.1)	(47.4)
Amortization of prior service costs	.2	.4
Recognized actuarial loss	14.2	10.3
Settlement loss		7.0
Net pension expense	$15.9	$23.8

The components of net pension expense other than service cost are included in Interest and other (income), net on the Consolidated Statements of Comprehensive Income.

During the three months ended March 31, 2021 and 2020, the Company contributed $6.2 and $23.3 to its pension plans, respectively.

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

OVERVIEW:

PACCAR is a global technology company whose Truck segment includes the design and manufacture of high-quality light-, medium- and heavy-duty commercial trucks. In North America, trucks are sold under the Kenworth and Peterbilt nameplates, in Europe, under the DAF nameplate and in Australia and South America, under the Kenworth and DAF nameplates. The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles. The Company’s Financial Services segment derives its earnings primarily from financing or leasing PACCAR products in North America, Europe, Australia and South America. The Company’s Other business includes the manufacturing and marketing of industrial winches.

First Quarter Financial Highlights:

•	Worldwide net sales and revenues were $5.85 billion in 2021 compared to $5.16 billion in 2020, primarily due to higher truck and parts revenues.
•	Truck revenues were $4.23 billion in 2021 compared to $3.76 billion in 2020 primarily due to higher truck deliveries in all markets and favorable currency translation effects.
•	Parts sales were a record $1.16 billion in 2021 compared to $998.6 million in 2020 reflecting higher demand in all markets and favorable currency translation effects.
•

Financial Services revenues were $432.0 million in 2021 compared to $383.7 million in 2020 primarily due to higher used truck sales in Europe and favorable currency translation effects, partially offset by lower portfolio yields.

•

Net income was $470.1 million ($1.35 per diluted share) in 2021 compared to $359.4 million ($1.03 per diluted share) in 2020 due to higher Truck, Parts and Financial Services revenues and operating results.

•	Capital investments were $94.2 million in 2021 compared to $177.1 million in 2020.
•	Research and development (R&D) expenses were $80.1 million in 2021 compared to $71.0 million in 2020.

In the first quarter of 2021, the Company launched next generation Kenworth T680 and Peterbilt 579 heavy-duty truck models, offering major enhancements in uptime, connectivity technology, aerodynamics, fuel-efficiency and driver comfort. The new Kenworth T680 and Peterbilt 579 models are the most aerodynamic trucks in the Company history, with new Advanced Driver Assistance System technology to enhance safety. The new models feature PACCAR MX-13 and MX-11 engines with the integrated PACCAR Transmission for up to 7% increase in fuel-efficiency.

In April 2021, Kenworth and Peterbilt launched new medium-duty truck models designed to serve an expansive variety of applications, customizable with two roof height options, three hood options and multiple wheelbase lengths. These new models feature best-in-class elements such as an eight inch wider cab with three-person seating, a lower cab for improved ingress and egress, up to 50% reduced interior noise and nearly 17% enhanced driver visibility. Medium-duty PACCAR PX-7 or PX-9 engines are paired with the newly introduced 8-speed automatic PACCAR TX-8 transmission to provide 380 horsepower and 1,000 lb-ft of torque.

DAF began producing CF Electric trucks. Kenworth and Peterbilt expect to launch zero emission truck production in the coming months. After completing a successful validation phase, in which Kenworth, Peterbilt and DAF completed over 500,000 miles of field testing on more than 60 vehicles, the Company began the next phase of its vehicle electrification strategy, which is producing battery electric customer trucks for applications such as port, refuse and local delivery.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $15.53 billion. PFS issued $757.0 million in medium-term notes during the first three months of 2021 to support new business volume and repay maturing debt.

Truck Outlook

Truck industry retail sales in the U.S. and Canada in 2021 are expected to be 260,000 to 290,000 units compared to 216,500 in 2020. In Europe, the 2021 truck industry registrations for over 16-tonne vehicles are expected to be 260,000 to 290,000 units compared to 230,400 in 2020. In South America, heavy-duty truck industry registrations in 2021 are projected to be 100,000 to 110,000 as compared to 93,000 in 2020.

The automotive industry is currently experiencing an undersupply of semiconductors. This undersupply along with other supply chain disruptions reduced the Company’s truck deliveries approximately 3,000 units in the first quarter of 2021. The Company anticipates this supply chain disruption will reduce deliveries in the second quarter and that the situation will improve in the second half of the year if there is adequate semiconductor supply.

Parts Outlook

In 2021, PACCAR Parts sales are expected to increase 15-18% compared to 2020 levels. If economic conditions were to worsen, lower freight volumes could reduce the demand for replacement parts, resulting in lower parts revenues and operating results.
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

Capital Investments and R&D Outlook

Capital investments in 2021 are expected to be $575 to $625 million and R&D is expected to be $350 to $375 million. The Company is investing in aerodynamic truck models, integrated powertrains including diesel, electric, hybrid, and hydrogen fuel cell technologies, as well as advanced driver assistance and autonomous systems, connected vehicle services and next-generation manufacturing and distribution capabilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three months ended March 31, 2021 and 2020 are presented below.

($ in millions, except per share amounts)
Three Months Ended March 31,	2021	2020
Net sales and revenues:
Truck	$4,233.0	$3,757.6
Parts	1,160.7	998.6
Other	19.8	21.8
Truck, Parts and Other	5,413.5	4,778.0
Financial Services	432.0	383.7
	$5,845.5	$5,161.7
Income before income taxes:
Truck	$269.5	$183.1
Parts	251.3	214.7
Other	5.2	1.3
Truck, Parts and Other	526.0	399.1
Financial Services	76.4	48.3
Investment income	4.9	14.8
Income taxes	(137.2)	(102.8)
Net income	$470.1	$359.4
Diluted earnings per share	$1.35	$1.03
After-tax return on revenues	8.0%	7.0%

The following provides an analysis of the results of operations for the Company’s three reportable segments - Truck, Parts and Financial Services. Where possible, the Company has quantified the impact of factors identified in the following discussion and analysis. In cases where it is not possible to quantify the impact of factors, the Company lists them in estimated order of importance. Factors for which the Company is unable to specifically quantify the impact include market demand, fuel prices, freight tonnage and economic conditions and COVID-19 related factors affecting the Company’s results of operations.

2021 Compared to 2020:

Truck

The Company’s Truck segment accounted for 72% of revenues in the first quarter of 2021, compared to 73% in the first quarter of 2020.

The Company’s new truck deliveries are summarized below:

Three Months Ended March 31,	2021	2020	% CHANGE
U.S. and Canada	23,000	22,200	4
Europe	13,700	11,600	18
Mexico, South America, Australia and other	5,500	4,600	20
Total units	42,200	38,400	10

The increase in new truck deliveries worldwide in the first quarter of 2021 compared to the same period of 2020 was driven by higher build rates and increased demand in all markets. The deliveries in the first quarter of 2021 were reduced by approximately 3,000 trucks as a result of the semiconductor shortage affecting the automotive sector while deliveries in the same period of 2020 reflect the impact of the worldwide truck and engine production suspension during the last week of the quarter driven by the COVID-19 pandemic.

Market share data discussed below is provided by third party sources and is measured by either registrations or retail sales for the Company’s dealer network as a percentage of total registrations or retail sales depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In the first three months of 2021, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 60,500 units from 52,900 units in the same period of 2020. The Company’s heavy-duty truck retail market share was 28.4% in the first three months of 2021 compared to 30.4% in the first three months of 2020. The medium-duty market was 24,000 units in the first three months of 2021 compared to 20,600 units in the same period of 2020. The Company’s medium-duty market share was 17.6% in the first three months of 2021 compared to 23.4% in the first three months of 2020.

The over 16‑tonne truck market in Europe in the first three months of 2021 was 74,500 units compared to 62,700 units in the first three months of 2020. DAF EU over 16‑tonne market share was a 16.6% in the first three months of 2021 compared to 16.7% in the same period of 2020. The 6 to 16‑tonne market  was 10,800 units in both the first three months of 2021 and 2020. DAF market share in the 6 to 16-tonne market in the first three months of 2021 was 10.2% compared to 10.6% in the same period of 2020.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Three Months Ended March 31,	2021	2020	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$2,555.0	$2,416.4	6
Europe	1,124.2	919.6	22
Mexico, South America, Australia and other	553.8	421.6	31
	$4,233.0	$3,757.6	13
Truck income before income taxes	$269.5	$183.1	47
Pre-tax return on revenues	6.4%	4.9%

The Company’s worldwide truck net sales and revenues in the first quarter increased to $4.23 billion in 2021 from $3.76 billion in 2020, primarily due to higher truck unit deliveries in all markets, especially Europe, and favorable currency translation effects.

For the first quarter of 2021, Truck segment income before income taxes and pretax return on revenues reflect the impact of higher truck unit deliveries and higher margins, driven primarily by increased demand and higher build rates. The first quarter of 2020 also included the impact of worldwide truck and engine production suspension during the last week of the quarter as a result of the COVID-19 pandemic.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2021 and 2020 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended March 31, 2020	$3,757.6	$3,457.3	$300.3
Increase (decrease)
Truck sales volume	343.8	298.9	44.9
Average truck sales prices	.8		.8
Average per truck material, labor and other direct costs		(25.4)	25.4
Factory overhead and other indirect costs		(4.5)	4.5
Extended warranties, operating leases and other	1.8	(4.1)	5.9
Currency translation	129.0	119.2	9.8
Total increase	475.4	384.1	91.3
Three Months Ended March 31, 2021	$4,233.0	$3,841.4	$391.6

•

Truck sales volume reflects higher unit deliveries in all markets, primarily in Europe ($137.6 million sales and $116.4 million cost of sales) and the U.S. and Canada ($115.8 million sales and $101.8 million cost of sales) due to increased demand and higher build rates.

•	Average cost per truck decreased cost of sales by $25.4 million, primarily reflecting lower accruals for product support costs, partially offset by higher raw material costs.
•	Factory overhead and other indirect costs decreased $4.5 million primarily due to lower travel expenses and depreciation, partially offset by new product changeover costs.
•

Extended warranties, operating leases and other revenues increased by $1.8 million primarily due to higher revenues from extended warranty and dealer support contracts, largely offset by lower revenues from operating leases as a result of a decreasing portfolio. Cost of sales decreased by $4.1 million primarily due to lower costs from operating leases, lower impairments and losses on used trucks in Europe, partially offset by higher costs on extended warranty and dealer support contracts.

•

The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro as well the Australian and Canadian dollar relative to the U.S. dollar, partially offset by a decline in the value of the Brazilian real.

•	Truck gross margin was 9.3% in the first quarter of 2021 compared to 8.0% in the same period of 2020 due to the factors noted above.

Truck SG&A expense of $61.1 million in the first quarter of 2021 was comparable to $60.9 million in 2020, as increases from higher salaries and related expenses and unfavorable currency translation effects were offset by lower sales and marketing costs and lower travel expenses. As a percentage of sales, Truck SG&A decreased to 1.4% in the first quarter of 2021 from 1.6% in the same period of 2020 due to higher net sales.

Parts

The Company’s Parts segment accounted for 20% of revenues in the first quarter of 2021 compared to 19% in the first quarter of 2020.

($ in millions)
Three Months Ended March 31,	2021	2020	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$767.2	$685.9	12
Europe	286.1	223.3	28
Mexico, South America, Australia and other	107.4	89.4	20
	$1,160.7	$998.6	16
Parts income before income taxes	$251.3	$214.7	17
Pre-tax return on revenues	21.7%	21.5%

The Company’s worldwide parts net sales and revenues for the first quarter increased to a record $1.16 billion in 2021 from $998.6 million in 2020 due to higher demand in all markets and favorable currency translation effects.

For the first quarter of 2021, the increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher sales volume.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2021 and 2020 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended March 31, 2020	$998.6	$714.2	$284.4
Increase (decrease)
Aftermarket parts volume	88.9	63.0	25.9
Average aftermarket parts sales prices	43.2		43.2
Average aftermarket parts direct costs		31.6	(31.6)
Warehouse and other indirect costs		4.7	(4.7)
Currency translation	30.0	19.6	10.4
Total increase	162.1	118.9	43.2
Three Months Ended March 31, 2021	$1,160.7	$833.1	$327.6

•	Aftermarket parts sales volume increased by $88.9 million and related cost of sales increased by $63.0 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $43.2 million primarily due to higher price realization in North America and Europe.
•	Average aftermarket parts direct costs increased $31.6 million due to higher material costs.
•	Warehouse and other indirect costs increased $4.7 million primarily due to higher salaries and related expenses and higher shipping costs due to increased volumes.
•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro and the Australian dollar relative to the U.S. dollar.
•	Parts gross margins in the first quarter of 2021 decreased to 28.2% from 28.5% in the first quarter of 2020 due to the factors noted above.

Parts SG&A expense increased in the first quarter of 2021 to $51.7 million from $49.3 million in 2020, primarily due to unfavorable currency translation effects and higher salaries and related expenses, partially offset by lower travel expenses. As a percentage of sales, Parts SG&A decreased to 4.5% in the first quarter of 2021 from 4.9% in the first quarter of 2020, primarily due to higher net sales.

Financial Services

The Company’s Financial Services segment accounted for 7% of revenues in both the first quarter of 2021 and 2020.

($ in millions)
Three Months Ended March 31,	2021	2020	% CHANGE
New loan and lease volume:
U.S. and Canada	$734.5	$667.4	10
Europe	328.9	300.6	9
Mexico, Australia and other	208.1	158.0	32
	$1,271.5	$1,126.0	13
New loan and lease volume by product:
Loans and finance leases	$1,032.1	$865.3	19
Equipment on operating lease	239.4	260.7	(8)
	$1,271.5	$1,126.0	13
New loan and lease unit volume:
Loans and finance leases	9,160	7,900	16
Equipment on operating lease	2,450	2,660	(8)
	11,610	10,560	10
Average earning assets:
U.S. and Canada	$8,752.5	$9,350.0	(6)
Europe	3,920.3	3,569.0	10
Mexico, Australia and other	2,025.3	1,823.7	11
	$14,698.1	$14,742.7
Average earning assets by product:
Loans and finance leases	$9,786.4	$8,992.1	9
Dealer wholesale financing	1,721.9	2,570.3	(33)
Equipment on lease and other	3,189.8	3,180.3
	$14,698.1	$14,742.7
Revenues:
U.S. and Canada	$189.5	$203.2	(7)
Europe	182.1	119.1	53
Mexico, Australia and other	60.4	61.4	(2)
	$432.0	$383.7	13
Revenue by product:
Loans and finance leases	$118.1	$116.4	1
Dealer wholesale financing	11.8	25.7	(54)
Equipment on lease and other	302.1	241.6	25
	$432.0	$383.7	13
Income before income taxes	$76.4	$48.3	58

New loan and lease volume was a record for a first quarter at $1,271.5 million in 2021 compared to $1,126.0 million in the first quarter of 2020, reflecting higher truck deliveries worldwide. PFS finance market share on new PACCAR truck sales was 24.7% in the first quarter of 2021 compared to 25.1% in the first quarter of 2020.

In the first quarter of 2021, PFS revenues increased to $432.0 million from $383.7 million in 2020. The increase was primarily due to higher used truck sales in Europe and the effects of translating stronger foreign currencies to the U.S. dollar, partially offset by lower portfolio yields reflecting lower market interest rates in North America. The effects of currency translation increased PFS revenues by $15.9 million in the first quarter of 2021, primarily due to a stronger euro.

PFS income before income taxes increased to $76.4 million in the first quarter of 2021 from $48.3 million in the first quarter of 2020 primarily due to a lower provision for credit losses and improved used truck results. The effects of translating stronger foreign currencies to the U.S. dollar increased PFS income before income taxes by $1.1 million for the first quarter of 2021.

Included in Financial Services “Other assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $285.2 million at March 31, 2021 and $375.8 million at December 31, 2020. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized losses on used trucks, excluding repossessions, of $14.4 million in the first quarter of 2021 compared to $26.3 million in the first quarter of 2020, including losses on multiple unit transactions of $10.8 million in the first quarter of 2021 compared to $7.5 million in the first quarter of 2020. Used truck losses related to repossessions, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for either the first quarter of 2021 or 2020.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the three months ended March 31, 2021 and 2020 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended March 31, 2020	$142.1	$56.4	$85.7
(Decrease) increase
Average finance receivables	(4.4)		(4.4)
Average debt balances		(2.7)	2.7
Yields	(9.9)		(9.9)
Borrowing rates		(12.2)	12.2
Currency translation and other	2.1	.5	1.6
Total (decrease) increase	(12.2)	(14.4)	2.2
Three Months Ended March 31, 2021	$129.9	$42.0	$87.9
•

Average finance receivables decreased $386.2 million (excluding foreign exchange effects) in the first quarter of 2021 primarily due to lower dealer wholesale balances, partially offset by higher average loan and finance lease balances.

•

Average debt balances decreased $664.4 million (excluding foreign exchange effects) in the first quarter of 2021, reflecting funding requirements for the portfolio. The lower average debt balances reflect funding for a lower average earning assets portfolio, which includes loans, finance leases, dealer wholesale and equipment on operating lease.

•	Lower portfolio yields (4.6% in 2021 compared to 4.9% in 2020) decreased interest and fees by $9.9 million. The lower portfolio yields were primarily due to lower market rates in North America.
•	Lower borrowing rates (1.6% in 2021 compared to 2.0% in 2020) were primarily due to lower debt market rates in North America.
•

The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the Australian dollar and the euro, partially offset by a decline in the value of the Brazilian real and Mexican peso.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Three Months Ended March 31,	2021	2020
Operating lease and rental revenues	$215.9	$210.6
Used truck sales	81.7	25.6
Insurance, franchise and other revenues	4.5	5.4
Operating lease, rental and other revenues	$302.1	$241.6

Depreciation of operating lease equipment	$165.2	$162.9
Vehicle operating expenses	30.9	38.6
Cost of used truck sales	81.6	26.9
Insurance, franchise and other expenses	1.0	1.0
Depreciation and other expenses	$278.7	$229.4

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended March 31, 2021 and 2020 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended March 31, 2020	$241.6	$229.4	$12.2
Increase (decrease)
Used truck sales	50.7	49.3	1.4
Results on returned lease assets		(8.8)	8.8
Average operating lease assets	(6.4)	(4.9)	(1.5)
Revenue and cost per asset	3.3	.3	3.0
Currency translation and other	12.9	13.4	(.5)
Total increase	60.5	49.3	11.2
Three Months Ended March 31, 2021	$302.1	$278.7	$23.4
•

A higher sales volume of used trucks received on trade and upon RVG contract expiration increased operating lease, rental and other revenues by $50.7 million and increased depreciation and other expenses by $49.3 million.

•

Results on returned lease assets decreased depreciation and other expenses by $8.8 million primarily due to lower losses on sales of returned lease units in Europe and lower impairments in the U.S. as a result of higher truck market values.

•	Average operating lease assets decreased $131.4 million (excluding foreign exchange effects), which decreased revenues by $6.4 million and related depreciation and other expenses by $4.9 million.
•	Revenue per asset increased $3.3 million primarily due to higher rental income and higher fleet utilization. Cost per asset increased $.3 million due to higher vehicle operating expenses.
•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

Financial Services SG&A expense was $31.2 million in the first quarter of 2021 compared to $32.6 million in 2020. As a percentage of revenues, Financial Services SG&A decreased to 7.2% in the first quarter of 2021 from 8.5% in the same period of 2020, driven by higher revenues.

The following table summarizes the provision for losses on receivables and net charge-offs:

($ in millions)
Three Months Ended March 31,	2021		2020
	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$.4	$.3	$10.8	$7.2
Europe	1.0	.6	4.3	.9
Mexico, Australia and other	2.3	1.6	1.9	1.1
	$3.7	$2.5	$17.0	$9.2

The provision for losses on receivables was $3.7 million for the first quarter of 2021 compared to $17.0 million for the same period in 2020. The decrease in provision for losses in 2021 compared to 2020 was primarily driven by higher 2020 provisioning due to weakening economic conditions related to the COVID-19 pandemic and a credit loss on a fleet customer in the U.S.

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

The post-modification balances of accounts modified during the three months ended March 31, 2021 and 2020 are summarized below:

Three Months Ended March 31,	2021		2020
	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$67.0	2.7%	$76.6	3.5%
Insignificant delay	23.6	1.0%	146.6	6.6%
Credit – no concession	33.5	1.4%	12.0	.5%
Credit – TDR	5.4	.2%	23.5	1.1%
	$129.5	5.3%	$258.7	11.7%

*	Amortized cost basis immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first quarter of 2021, total modification activity decreased compared to the first quarter of 2020. The decrease in modifications for Commercial reasons primarily reflects lower volumes of refinancing. The decrease in modifications for Insignificant delay reflects the impact of fleet customers requesting payment relief for up to three months related to the COVID-19 pandemic during the first quarter of 2020. The increase in modifications for Credit – no concession is primarily due to higher volumes of refinancing and requests for payment relief in Europe. The decrease in modifications for Credit –TDR is primarily due to contract modifications of two fleet customers in the U.S. and one fleet customer in Mexico in 2020.

The following table summarizes the Company’s 30+ days past due accounts:

	March 31 2021	December 31 2020	March 31 2020
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%	.1%	.5%
Europe	.6%	.9%	1.0%
Mexico, Australia and other	1.6%	1.7%	2.3%
Worldwide	.4%	.5%	.8%

Accounts 30+ days past due decreased to .4% at March 31, 2021 from .5% at December 31, 2020. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $4.2 million of accounts worldwide during the first quarter of 2021, $18.6 million during the fourth quarter of 2020 and $8.0 million during the first quarter of 2020 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31 2021	December 31 2020	March 31 2020
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%	.1%	.6%
Europe	.6%	1.5%	1.0%
Mexico, Australia and other	1.7%	1.9%	2.6%
Worldwide	.4%	.6%	.9%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2021, December 31, 2020 and March 31, 2020. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2021, December 31, 2020 and March 31, 2020.

The Company’s annualized pre-tax return on average assets for Financial Services was 2.0% in the first quarter of 2021 and 1.2% in the same period of 2020.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the first quarter of 2021 and 2020. Other SG&A decreased to $17.1 million for the first quarter of 2021 from $21.2 million for the first quarter of 2020, primarily due to lower compensation costs and repair and maintenance expenses.

For the first quarter, Other income before income taxes increased to $5.2 million in 2021 from $1.3 million in 2020 primarily due to a higher benefit from non-service components of pension expense and lower salaries and related expenses.

Investment income for the first quarter decreased to $4.9 million in 2021 from $14.8 million in 2020, primarily due to lower yields on U.S. investments due to lower market interest rates.

Income Taxes

The effective tax rate for the first quarter of 2021 was 22.6% compared to 22.2% for the first quarter of 2020, primarily due to the change in mix of income generated in jurisdictions with higher tax rates in 2021 as compared to 2020.

($ in millions)
Three Months Ended March 31,	2021	2020
Domestic income before taxes	$384.7	$309.3
Foreign income before taxes	222.6	152.9
Total income before taxes	$607.3	$462.2
Domestic pre-tax return on revenues	12.5%	10.6%
Foreign pre-tax return on revenues	8.0%	6.8%
Total pre-tax return on revenues	10.4%	9.0%

For the first quarter of 2021, both domestic and foreign income before income taxes and pre-tax return on revenues increased primarily due to improved results from truck and parts operations.

LIQUIDITY AND CAPITAL RESOURCES:

	March 31	December 31
($ in millions)	2021	2020
Cash and cash equivalents	$3,320.0	$3,539.6
Marketable debt securities	1,421.1	1,429.0
	$4,741.1	$4,968.6

The Company’s total cash and marketable debt securities at March 31, 2021 decreased $227.5 million from the balances at December 31, 2020, primarily due to a decrease in cash and cash equivalents as a result of paying the year-end dividend in January.

The change in cash and cash equivalents is summarized below:

($ in millions)
Three Months Ended March 31,	2021	2020
Operating activities:
Net income	$470.1	$359.4
Net income items not affecting cash	208.3	287.3
Changes in operating assets and liabilities, net	(141.5)	(220.8)
Net cash provided by operating activities	536.9	425.9
Net cash used in investing activities	(215.7)	(379.8)
Net cash used in financing activities	(508.3)	(833.7)
Effect of exchange rate changes on cash and cash equivalents	(32.5)	(64.4)
Net decrease in cash and cash equivalents	(219.6)	(852.0)
Cash and cash equivalents at beginning of period	3,539.6	4,175.1
Cash and cash equivalents at end of period	$3,320.0	$3,323.1

Operating activities: Cash provided by operations increased by $111.0 million to $536.9 million in the first quarter of 2021 from $425.9 million in 2020. Higher operating cash flows reflect higher cash inflows of $700.1 million from accounts payable and accrued expenses as purchases exceeded payments for goods and services in 2021 ($655.8 million) compared to payments for goods and services exceeding purchases in 2020 ($44.3 million). Additionally, higher operating cash flows reflect the increase in net income by $110.7 million. The higher operating cash inflows were partially offset by lower cash inflows of $487.6 million from accounts receivables as sales of goods and services exceeded collections in 2021 ($468.2 million) compared to collections exceeding sales in 2020 ($19.4 million). In addition, there were higher cash outflows for net purchases of inventories of $100.9 million and higher payments for income taxes of $61.0 million. The higher cash inflows were also offset by a net change in derivatives of approximately $52 million which was mainly related to the settlements of interest-rate and foreign-exchange contracts.

Investing activities: Cash used in investing activities decreased by $164.1 million to $215.7 million in the first quarter of 2021 from $379.8 million in 2020. Lower net cash used in investing activities reflects higher proceeds from asset disposals of $127.8 million and lower payments for property, plant and equipment of $61.8 million. In addition, there were higher cash inflows of $46.5 million from dealer wholesale receivables on used trucks as cash receipts exceeded cash originations in 2021 ($17.4 million) compared to originations exceeding cash receipts in 2020 ($29.1 million). The lower cash usage was partially offset by higher net cash used in investing activities of $45.3 million as there were $4.8 million in net purchases in in the first quarter of 2021 compared to $40.5 million in net proceeds in 2020. In addition, there were higher net originations from retail loans and financing leases of $33.6 million.

Financing activities: Cash used in financing activities decreased $325.4 million to $508.3 million in the first quarter of 2021 from $833.7 million in 2020. In the first quarter of 2021, the Company issued $892.5 million of term debt, repaid term debt of $691.0 million and decreased its outstanding commercial paper and short-term bank loans by $383.5 million. In the first quarter of 2020, the Company issued $710.0 million of term debt, repaid term debt of $467.6 million and decreased its outstanding commercial paper and short-term bank loans by $133.5 million. This resulted in cash used by borrowing activities of $182.0 million in the first quarter of 2021, $290.9 million higher than the cash provided by borrowing activities of $108.9 million in 2020. The Company paid $353.7 million in dividends in the first quarter of 2021 compared to $907.4 million in 2020 due to a lower extra dividend paid in January 2021. In addition, the Company repurchased .02 million shares of common stock for $1.4 million in the first quarter of 2021 compared to the purchase of .7 million shares for $41.5 million in the same period last year.

Credit Lines and Other

The Company has line of credit arrangements of $3.60 billion, of which $3.24 billion were unused at March 31, 2021. Included in these arrangements are $3.00 billion of committed bank facilities, of which $1.00 billion expires in June 2021, $1.00 billion expires in June 2023 and $1.00 billion expires in June 2024. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the three months ended March 31, 2021.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of March 31, 2021, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the first quarter of 2021.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in the first three months of 2021 were $90.5 million compared to $173.1 million for the same period of 2020. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $7.24 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2021, total capital investments for PACCAR are expected to be $575 to $625 million and R&D is expected to be $350 to $375 million. The Company is investing in aerodynamic truck models, integrated powertrains including diesel, electric, hybrid, and hydrogen fuel cell technologies, as well as advanced driver assistance and autonomous systems, connected vehicle services and next-generation manufacturing and distribution capabilities.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2018, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of March 31, 2021 was $5.75 billion. The registration expires in November 2021 and does not limit the principal amount of debt securities that may be issued during that period.

As of March 31, 2021, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.30 billion available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program replaced an expiring program in the second quarter of 2020 and is renewed annually through the filing of a new listing.

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper.  The registration expired in April 2021 and the Company intends to renew the registration.  The total amount of medium-term notes and commercial paper outstanding at March 31, 2021 was 2.16 billion pesos and will be repaid over the remaining term of the notes.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL), registered a medium-term note program.  The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL as of March 31, 2021 was 450.0 million Australian dollars.

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

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions or other regulations or tariffs resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials and components, including semiconductors; labor disruptions; shortages of commercial truck drivers; increased warranty costs; pandemics; litigation, including EC settlement-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the headings Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2020 and in Part II, Item 1, “Legal Proceedings” and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2021. For additional information, refer to Item 7A as presented in the 2020 Annual Report on Form 10‑K.

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

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the three months ended March 31, 2021.

ITEM 1.LEGAL PROCEEDINGS

Refer to Note M – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements (Part I, Item 1) for discussion on litigation matters, which is incorporated by reference herein.

ITEM 1A.RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2020 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2021, except that the second paragraph of the risk factor titled “Production Costs and Supplier Capacity” is replaced with the following:

The automotive industry is currently experiencing an undersupply of semiconductors. This undersupply along with other supply chain disruptions reduced the Company’s truck deliveries approximately 3,000 units in the first quarter of 2021. The Company anticipates this supply chain disruption will reduce deliveries in the second quarter and that the situation will improve in the second half of the year if there is adequate semiconductor supply.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the three months ended March 31, 2021.

(c)	Issuer purchases of equity securities.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of March 31, 2021, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the first quarter of 2021.

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

PACCAR Inc
(Registrant)

Date	May 3, 2021	By	/s/ M. T. Barkley
M. T. Barkley
Senior Vice President and Controller
(Authorized Officer and Chief Accounting Officer)