Form 10-Q
period 2021-06-30
PACCAR INC
filed 2021-08-02
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Common Stock, $1 par value — 347,173,392 shares as of July 29, 2021

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
TRUCK, PARTS AND OTHER:
Net sales and revenues	$5,387.6	$2,701.9	$10,801.1	$7,479.9

Cost of sales and revenues	4,662.7	2,441.5	9,353.4	6,631.1
Research and development	84.4	66.5	164.5	137.5
Selling, general and administrative	132.2	93.9	262.1	225.3
Interest and other (income), net	(17.2)	(19.5)	(30.4)	(32.6)
	4,862.1	2,582.4	9,749.6	6,961.3
Truck, Parts and Other Income Before Income Taxes	525.5	119.5	1,051.5	518.6

FINANCIAL SERVICES:
Interest and fees	132.4	126.2	262.3	268.3
Operating lease, rental and other revenues	323.9	234.1	626.0	475.7
Revenues	456.3	360.3	888.3	744.0

Interest and other borrowing expenses	37.6	46.9	79.6	103.3
Depreciation and other expenses	280.5	224.1	559.2	453.5
Selling, general and administrative	32.2	26.3	63.4	58.9
Provision for losses on receivables	(.5)	7.5	3.2	24.5
	349.8	304.8	705.4	640.2
Financial Services Income Before Income Taxes	106.5	55.5	182.9	103.8
Investment income	5.0	9.0	9.9	23.8
Total Income Before Income Taxes	637.0	184.0	1,244.3	646.2
Income taxes	144.1	36.3	281.3	139.1
Net Income	$492.9	$147.7	$963.0	$507.1

Net Income Per Share
Basic	$1.42	$.43	$2.77	$1.46
Diluted	$1.41	$.43	$2.76	$1.46

Weighted Average Number of Common Shares Outstanding
Basic	347.8	346.4	347.7	346.7
Diluted	348.5	346.8	348.5	347.1

Comprehensive Income	$579.7	$241.7	$983.7	$317.3

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Millions)

	June 30	December 31
	2021	2020*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$2,968.7	$3,405.0
Trade and other receivables, net (allowance for losses: 2021 - $.6, 2020 - $.6)	1,525.7	1,197.5
Marketable securities	1,434.6	1,429.0
Inventories, net	2,054.6	1,221.9
Other current assets	796.9	515.6
Total Truck, Parts and Other Current Assets	8,780.5	7,769.0

Equipment on operating leases, net	355.1	421.9
Property, plant and equipment, net	3,318.5	3,270.4
Other noncurrent assets, net	992.3	998.9
Total Truck, Parts and Other Assets	13,446.4	12,460.2

FINANCIAL SERVICES:
Cash and cash equivalents	101.1	134.6
Finance and other receivables, net (allowance for losses: 2021 - $125.3, 2020 - $127.0)	11,899.3	11,820.7
Equipment on operating leases, net	3,064.0	3,162.8
Other assets	501.4	681.7
Total Financial Services Assets	15,565.8	15,799.8
	$29,012.2	$28,260.0

*	The December 31, 2020 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Millions)

	June 30	December 31
	2021	2020*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$4,059.9	$3,413.9
Dividend payable		242.6
Total Truck, Parts and Other Current Liabilities	4,059.9	3,656.5
Residual value guarantees and deferred revenues	384.2	457.4
Other liabilities	1,437.3	1,487.2
Total Truck, Parts and Other Liabilities	5,881.4	5,601.1

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	623.8	561.0
Commercial paper and bank loans	3,409.9	3,344.4
Term notes	7,158.7	7,508.9
Deferred taxes and other liabilities	754.6	854.6
Total Financial Services Liabilities	11,947.0	12,268.9

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 347.2 and 346.6 million shares	347.2	346.6
Additional paid-in capital	128.9	88.5
Treasury stock, at cost - .02 million and nil shares	(1.4)
Retained earnings	11,738.7	11,005.2
Accumulated other comprehensive loss	(1,029.6)	(1,050.3)
Total Stockholders' Equity	11,183.8	10,390.0
	$29,012.2	$28,260.0

*	The December 31, 2020 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Six Months Ended
	June 30
	2021	2020
OPERATING ACTIVITIES:
Net Income	$963.0	$507.1
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	133.8	122.4
Equipment on operating leases and other	348.6	390.9
Provision for losses on financial services receivables	3.2	24.5
Other, net	(50.7)	6.1
Pension contributions	(12.9)	(28.5)
Change in operating assets and liabilities:
Trade and other receivables	(334.8)	30.4
Wholesale receivables on new trucks	163.4	694.7
Inventories	(839.0)	(15.5)
Accounts payable and accrued expenses	731.0	(233.2)
Income taxes, warranty and other	(237.9)	(138.1)
Net Cash Provided by Operating Activities	867.7	1,360.8

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(2,291.7)	(1,572.8)
Collections on retail loans and finance leases	1,954.6	1,467.0
Net decrease (increase) in wholesale receivables on used equipment	19.1	(8.1)
Purchases of marketable debt securities	(401.8)	(327.7)
Proceeds from sales and maturities of marketable debt securities	385.8	339.4
Payments for property, plant and equipment	(242.4)	(312.2)
Acquisitions of equipment for operating leases	(550.9)	(439.6)
Proceeds from asset disposals	473.4	242.6
Other, net	(12.8)	17.3
Net Cash Used in Investing Activities	(666.7)	(594.1)

FINANCING ACTIVITIES:
Payments of cash dividends	(471.8)	(1,018.0)
Purchases of treasury stock	(1.4)	(41.6)
Proceeds from stock compensation transactions	30.1	11.3
Net increase (decrease) in commercial paper, short-term bank loans and other	27.4	(1,192.5)
Proceeds from term debt	1,429.7	1,474.8
Payments on term debt	(1,665.5)	(1,012.4)
Net Cash Used in Financing Activities	(651.5)	(1,778.4)
Effect of exchange rate changes on cash and cash equivalents	(19.3)	(35.4)
Net Decrease in Cash and Cash Equivalents	(469.8)	(1,047.1)
Cash and cash equivalents at beginning of period	3,539.6	4,175.1
Cash and cash equivalents at end of period	$3,069.8	$3,128.0

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of period	$347.2	$346.4	$346.6	$346.3
Stock compensation		.1	.6	.2
Balance at end of period	347.2	346.5	347.2	346.5

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	124.3	74.2	88.5	61.4
Stock compensation	4.6	8.5	40.4	21.3
Balance at end of period	128.9	82.7	128.9	82.7

TREASURY STOCK, AT COST:
Balance at beginning of period	(1.4)	(41.5)
Purchases		(.1)	(1.4)	(41.6)
Balance at end of period	(1.4)	(41.6)	(1.4)	(41.6)

RETAINED EARNINGS:
Balance at beginning of period	11,364.0	10,642.2	11,005.2	10,398.5
Net income	492.9	147.7	963.0	507.1
Cash dividends declared on common stock	(118.2)	(110.8)	(229.5)	(221.9)
Cumulative effect of change in accounting principle				(4.6)
Balance at end of period	11,738.7	10,679.1	11,738.7	10,679.1

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(1,116.4)	(1,383.9)	(1,050.3)	(1,100.1)
Other comprehensive income (loss)	86.8	94.0	20.7	(189.8)
Balance at end of period	(1,029.6)	(1,289.9)	(1,029.6)	(1,289.9)
Total Stockholders’ Equity	$11,183.8	$9,776.8	$11,183.8	$9,776.8

Cash dividends declared on common stock, per share	$.34	$.32	$.66	$.64

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2020.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Additional shares	712,700	406,400	752,300	420,100
Antidilutive options	551,000	1,912,200	583,600	1,909,400

New Accounting Pronouncements: The Company adopted the following standard on January 1, 2021, which had no material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION
2018-14	Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans

The Financial Accounting Standards Board (FASB) also issued the following standard, which is not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2021-05	Leases (Topic 842) – Lessors – Certain Leases with Variable Lease Payments	January 1, 2022

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table disaggregates Truck, Parts and Other revenues by major sources:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Truck
Truck sales	$3,950.4	$1,708.1	$7,995.4	$5,291.7
Revenues from extended warranties, operating leases and other	201.8	150.3	389.8	324.3
	4,152.2	1,858.4	8,385.2	5,616.0
Parts
Parts sales	1,176.1	799.4	2,302.0	1,769.4
Revenues from dealer services and other	35.2	24.3	70.0	52.9
	1,211.3	823.7	2,372.0	1,822.3
Winch sales and other	24.1	19.8	43.9	41.6
Truck, Parts and Other sales and revenues	$5,387.6	$2,701.9	$10,801.1	$7,479.9

The Company recognizes truck and parts sales as revenues when control of the products is transferred to customers which generally occurs upon shipment, except for certain truck sales which are subject to a residual value guarantee (RVG) by the Company. The standard payment term for trucks and aftermarket parts is typically within 30 days, but the Company may grant extended payment terms on selected receivables. The Company recognizes revenue for the invoice amount adjusted for estimated sales incentives and returns. Sales incentives and returns are estimated based on historical experience and are adjusted to current period revenues when the most likely amount of consideration the Company expects to receive changes or becomes fixed. Truck and parts sales include a standard product warranty which is included in cost of sales. The Company has elected to treat delivery services as a fulfillment activity with revenues recognized when the customer obtains control of the product. Delivery revenue is included in revenues and the related costs are included in cost of sales. As a practical expedient, the Company is not disclosing truck order backlog, as a significant majority of the backlog has a duration of less than one year.

Truck sales with RVGs that allow customers the option to return their truck are accounted for as a sale when the customer does not have an economic incentive to return the truck to the Company, or as an operating lease when the customer does have an economic incentive to return the truck. The estimate of customers’ economic incentive to return the trucks is based on an analysis of historical guaranteed buyback value and estimated market value. When truck sales with RVGs are accounted for as a sale, revenue is recognized when the truck is transferred to the customer less an amount for expected returns. Expected return rates are estimated by using a historical weighted average return rate over a seven-year period. The estimated value of the truck assets to be returned and the related return liabilities at June 30, 2021 were $663.2 and $696.3, respectively, compared to $627.9 and $664.1 at December 31, 2020, respectively. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $1,228.8 at June 30, 2021.

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the extended warranty or R&M contract periods. See Note F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with an RVG was $86.9 at June 30, 2021. The Company expects to recognize approximately $24.2 of the remaining deferred revenue in 2021, $29.6 in 2022, $16.3 in 2023, $11.4 in 2024 and $5.4 in 2025. For the three and six months, ended June 30, 2021, total operating lease income from truck sales with RVGs was $29.7 and $50.3, respectively, compared to $23.3 and $50.3 for the three and six month ended June 30, 2020, respectively. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a lease was $297.3 at June 30, 2021.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Aftermarket parts sales allow for returns which are estimated at the time of sale based on historical data. At June 30, 2021, the estimated value of the returned goods asset and the related return liability were $70.0 and $162.6, respectively, compared to $62.2 and $142.0 at December 31, 2020, respectively. Parts dealer services and other revenues are recognized as services are performed.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at June 30, 2021 or December 31, 2020. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

The following table summarizes Financial Services lease revenues by lease type:

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	2021	2020	2021	2020
Finance lease revenues	$48.4	$45.2	$96.1	$92.4
Operating lease revenues	212.1	191.7	421.5	394.5
Total lease revenues	$260.5	$236.9	$517.6	$486.9

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE C - Investments in Marketable Securities

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

Equity Securities

Marketable equity securities are traded on active exchanges and are measured at fair value. The realized and unrealized gains (losses) are recognized in investment income.

Marketable securities at June 30, 2021 and December 31, 2020 consisted of the following:

		UNREALIZED	UNREALIZED	FAIR
At June 30, 2021	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$445.6	$3.1	$.1	$448.6
U.S. corporate securities	187.8	1.7	.2	189.3
U.S. government and agency securities	79.2	1.3		80.5
Non-U.S. corporate securities	420.0	3.2	.7	422.5
Non-U.S. government securities	71.7	.2	.1	71.8
Other debt securities	214.4	2.3	.1	216.6
Marketable equity securities	5.4		.1	5.3
Total marketable securities	$1,424.1	$11.8	$1.3	$1,434.6

		UNREALIZED	UNREALIZED	FAIR
At December 31, 2020	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$388.1	$4.4	$.1	$392.4
U.S. corporate securities	229.6	3.3		232.9
U.S. government and agency securities	92.1	2.3		94.4
Non-U.S. corporate securities	406.0	5.5		411.5
Non-U.S. government securities	77.0	.5		77.5
Other debt securities	216.9	3.4		220.3
Total marketable securities	$1,409.7	$19.4	$.1	$1,429.0

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $1.2 for both the six months periods ended June 30, 2021 and 2020, and gross realized losses were $.1 and $.3 for the six months periods ended June 30, 2021 and 2020, respectively.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

There were no realized gains (losses) on marketable equity securities for both the three and six months periods ended June 30, 2021.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	June 30, 2021		December 31, 2020
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$366.4		$81.1	$1.3
Unrealized losses	1.2		.1

The unrealized losses on marketable debt securities above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at June 30, 2021 and December 31, 2020. The Company does not currently intend, and it is more likely than not that it will not be required to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Contractual maturities of marketable debt securities at June 30, 2021 were as follows:

	AMORTIZED	FAIR
	COST	VALUE
Within one year	$408.9	$411.0
One to five years	991.0	999.5
Six to ten years	13.9	13.9
More than ten years	4.9	4.9
	$1,418.7	$1,429.3

NOTE D - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last‑in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	June 30	December 31
	2021	2020
Finished products	$646.4	$610.0
Work in process and raw materials	1,602.6	801.9
	2,249.0	1,411.9
Less LIFO reserve	(194.4)	(190.0)
	$2,054.6	$1,221.9

Under the LIFO method of accounting (used for approximately 48% of June 30, 2021 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	June 30	December 31
	2021	2020
Loans	$6,248.4	$5,839.1
Finance leases	3,806.0	3,944.7
Dealer wholesale financing	1,818.3	2,012.4
Operating lease receivables and other	151.9	151.5
	12,024.6	11,947.7
Less allowance for losses:
Loans and leases	(118.3)	(120.4)
Dealer wholesale financing	(3.4)	(3.4)
Operating lease receivables and other	(3.6)	(3.2)
	$11,899.3	$11,820.7

Included in Finance and other receivables, net on the Consolidated Balance Sheets is accrued interest receivable (net of allowance for credit losses) of $24.4 and $35.6 as of June 30, 2021 and December 31, 2020, respectively. The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

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

On average, modifications extended contractual terms by approximately four months in 2021 and three months in 2020, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at June 30, 2021 and December 31, 2020.

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

The allowance for credit losses is summarized as follows:

	2021
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.4	$8.4	$112.0	$3.2	$127.0
Provision for losses		(.3)	2.7	.8	3.2
Charge-offs			(6.9)	(.6)	(7.5)
Recoveries			2.8	.2	3.0
Currency translation and other			(.4)		(.4)
Balance at June 30	$3.4	$8.1	$110.2	$3.6	$125.3

	2020
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL**
Balance at January 1	$4.3	$9.2	$101.4	$3.7	$118.6
Provision for losses	(.7)	(.2)	23.9	1.5	24.5
Charge-offs			(17.7)	(.8)	(18.5)
Recoveries			2.2	.3	2.5
Currency translation and other	(.1)	(.1)	(3.2)	(.2)	(3.6)
Balance at June 30	$3.5	$8.9	$106.6	$4.5	$123.5

*	Operating leases and other trade receivables.
**	The beginning balance has been adjusted for the adoption of ASU 2016-13.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	DEALER		CUSTOMER
At June 30, 2021	WHOLESALE	RETAIL	RETAIL	TOTAL
Amortized cost basis for impaired finance receivables evaluated individually		$1.3	$71.0	$72.3
Allowance for impaired finance receivables determined individually			3.4	3.4
Amortized cost basis for finance receivables evaluated collectively	$1,818.3	1,665.5	8,316.6	11,800.4
Allowance for finance receivables determined collectively	3.4	8.1	106.8	118.3

	DEALER		CUSTOMER
At December 31, 2020	WHOLESALE	RETAIL	RETAIL	TOTAL
Amortized cost basis for impaired finance receivables evaluated individually		$1.2	$86.7	$87.9
Allowance for impaired finance receivables determined individually			5.6	5.6
Amortized cost basis for finance receivables evaluated collectively	$2,012.4	1,701.9	7,994.0	11,708.3
Allowance for finance receivables determined collectively	3.4	8.4	106.4	118.2

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amortized cost basis of finance receivables that are on non-accrual status is as follows:

	June 30	December 31
	2021	2020
Dealer:
Retail	$1.3	$1.2
Customer retail:
Fleet	53.1	78.6
Owner/operator	6.8	8.1
	$61.2	$87.9

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The amortized cost basis of impaired loans as of June 30, 2021 and December 31, 2020 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
				OWNER/
At June 30, 2021	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve			$16.3	$1.4	$17.7
Associated allowance			(.8)	(.2)	(1.0)
			15.5	1.2	16.7
Impaired loans with no specific reserve		$1.3	6.8	.1	8.2
Net carrying amount of impaired loans		$1.3	$22.3	$1.3	$24.9
Average amortized cost basis *		$1.3	$25.7	$2.3	$29.3

*	Represents the average during the 12 months ended June 30, 2021.

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2020	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve			$22.6	$2.1	$24.7
Associated allowance			(1.6)	(.3)	(1.9)
			21.0	1.8	22.8
Impaired loans with no specific reserve		$1.2			1.2
Net carrying amount of impaired loans		$1.2	$21.0	$1.8	$24.0
Average amortized cost basis *	$4.9	$2.1	$22.0	$3.2	$32.2

*	Represents the average during the 12 months ended June 30, 2020.

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Dealer:
Retail		$.1		$.1
Customer retail:
Fleet	$.1	.5	$.4	.8
Owner/operator				.1
	$.1	$.6	$.4	$1.0

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Credit Quality

The Company's customers are principally concentrated in the transportation industry in North America, Europe, Australia and Brasil. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 5% of the total portfolio assets. The Company retains as collateral a security interest in the related equipment.

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

	Revolving
At June 30, 2021	Loans	2021	2020	2019	2018	2017	Prior	Total
Dealer:
Wholesale:
Performing	$1,811.1							$1,811.1
Watch	7.2							7.2
	$1,818.3							$1,818.3
Retail:
Performing	$18.3	$266.7	$384.1	$424.4	$232.5	$157.4	$160.1	$1,643.5
Watch		3.0	3.9	9.8	4.0	1.3		22.0
At-risk							1.3	1.3
	$18.3	$269.7	$388.0	$434.2	$236.5	$158.7	$161.4	$1,666.8
Total dealer	$1,836.6	$269.7	$388.0	$434.2	$236.5	$158.7	$161.4	$3,485.1

Customer retail:
Fleet:
Performing		$1,542.7	$2,332.3	$1,584.7	$889.0	$362.9	$150.2	$6,861.8
Watch		1.5	8.1	11.1	6.7	1.8	1.2	30.4
At-risk		5.0	9.1	30.1	12.7	6.4	.9	64.2
		$1,549.2	$2,349.5	$1,625.9	$908.4	$371.1	$152.3	$6,956.4
Owner/operator:
Performing		$376.5	$475.7	$305.2	$167.8	$68.9	$24.2	$1,418.3
Watch		.2	2.5	1.8	1.0	.5	.1	6.1
At-risk		.1	1.0	1.8	2.6	1.0	.3	6.8
		$376.8	$479.2	$308.8	$171.4	$70.4	$24.6	$1,431.2
Total customer retail		$1,926.0	$2,828.7	$1,934.7	$1,079.8	$441.5	$176.9	$8,387.6

Total	$1,836.6	$2,195.7	$3,216.7	$2,368.9	$1,316.3	$600.2	$338.3	$11,872.7

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Revolving
At December 31, 2020	Loans	2020	2019	2018	2017	2016	Prior	Total
Dealer:
Wholesale:
Performing	$2,004.5							$2,004.5
Watch	7.9							7.9
	$2,012.4							$2,012.4
Retail:
Performing	$20.7	$504.2	$474.9	$268.0	$180.1	$100.4	$132.0	$1,680.3
Watch		5.2	10.5	4.5	1.4			21.6
At-risk						1.2		1.2
	$20.7	$509.4	$485.4	$272.5	$181.5	$101.6	$132.0	$1,703.1
Total dealer	$2,033.1	$509.4	$485.4	$272.5	$181.5	$101.6	$132.0	$3,715.5

Customer retail:
Fleet:
Performing		$2,664.9	$1,921.6	$1,203.7	$533.7	$234.2	$65.2	$6,623.3
Watch		13.5	17.8	11.8	5.9	1.5	1.2	51.7
At-risk		8.0	37.0	18.2	12.2	2.4	.8	78.6
		$2,686.4	$1,976.4	$1,233.7	$551.8	$238.1	$67.2	$6,753.6
Owner/operator:
Performing		$554.6	$376.4	$225.1	$105.2	$41.2	$9.1	$1,311.6
Watch		1.6	2.7	2.0	.7	.2	.2	7.4
At-risk		.9	2.1	3.2	1.2	.4	.3	8.1
		$557.1	$381.2	$230.3	$107.1	$41.8	$9.6	$1,327.1
Total customer retail		$3,243.5	$2,357.6	$1,464.0	$658.9	$279.9	$76.8	$8,080.7

Total	$2,033.1	$3,752.9	$2,843.0	$1,736.5	$840.4	$381.5	$208.8	$11,796.2

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

	DEALER		CUSTOMER RETAIL
				OWNER/
At June 30, 2021	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$1,818.3	$1,666.8	$6,934.3	$1,421.0	$11,840.4
31 – 60 days past due			6.8	4.4	11.2
Greater than 60 days past due			15.3	5.8	21.1
	$1,818.3	$1,666.8	$6,956.4	$1,431.2	$11,872.7

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2020	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,012.4	$1,703.1	$6,718.3	$1,314.7	$11,748.5
31 – 60 days past due			12.3	6.5	18.8
Greater than 60 days past due			23.0	5.9	28.9
	$2,012.4	$1,703.1	$6,753.6	$1,327.1	$11,796.2

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Troubled Debt Restructurings

The balance of TDRs was $51.8 and $63.1 at June 30, 2021 and December 31, 2020, respectively. At modification date, the pre-modification and post-modification amortized cost basis balances for finance receivables modified during the period by portfolio class are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	AMORTIZED COST BASIS		AMORTIZED COST BASIS
	PRE- MODIFICATION	POST- MODIFICATION	PRE- MODIFICATION	POST- MODIFICATION
Fleet	$.2	$.2	$4.8	$4.7
Owner/operator	.1	.1	1.0	1.0
	$.3	$.3	$5.8	$5.7

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	AMORTIZED COST BASIS		AMORTIZED COST BASIS
	PRE- MODIFICATION	POST- MODIFICATION	PRE- MODIFICATION	POST- MODIFICATION
Fleet	$15.6	$15.6	$39.0	$39.0
Owner/operator	1.0	1.0	1.1	1.1
	$16.6	$16.6	$40.1	$40.1

The effect on the allowance for credit losses from such modifications was not significant at June 30, 2021 and 2020.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the six months ended June 30, 2021 and 2020 were $1.1 and $2.2, respectively.

There were nil and $.1 of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off in the six months ended June 30, 2021 and 2020, respectively.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at June 30, 2021 and December 31, 2020 was $6.8 and $18.1, respectively. Proceeds from the sales of repossessed assets were $26.9 and $47.5 for the six months ended June 30, 2021 and 2020, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2021	2020
Balance at January 1	$389.7	$440.0
Cost accruals	157.1	147.7
Payments	(206.4)	(224.7)
Change in estimates for pre-existing warranties	29.7	47.6
Currency translation and other	(1.4)	(4.6)
Balance at June 30	$368.7	$406.0

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2021	2020
Balance at January 1	$795.8	$801.4
Deferred revenues	232.5	187.4
Revenues recognized	(238.7)	(209.5)
Currency translation	(6.3)	(8.5)
Balance at June 30	$783.3	$770.8

The Company expects to recognize approximately $140.0 of the remaining deferred revenue on extended warranties and R&M contracts in 2021, $260.1 in 2022, $207.7 in 2023, $109.2 in 2024, $44.2 in 2025 and $22.1 thereafter.

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Net income	$492.9	$147.7	$963.0	$507.1
Other comprehensive income (loss) (OCI):
Unrealized (losses) gains on derivative contracts	(1.1)	(32.2)	21.2	19.2
Tax effect	(1.9)	7.2	(6.0)	(2.8)
	(3.0)	(25.0)	15.2	16.4
Unrealized (losses) gains on marketable debt securities	(2.2)	14.5	(8.8)	12.4
Tax effect	.6	(3.5)	2.2	(3.0)
	(1.6)	11.0	(6.6)	9.4
Pension plans	13.4	11.2	26.3	42.3
Tax effect	(3.1)	(2.6)	(6.2)	(10.2)
	10.3	8.6	20.1	32.1
Foreign currency translation gains (losses)	81.1	99.4	(8.0)	(247.7)
Net other comprehensive income (loss)	86.8	94.0	20.7	(189.8)
Comprehensive income	$579.7	$241.7	$983.7	$317.3

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity consisted of the following:

Three Months Ended June 30, 2021	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at April 1, 2021	$(11.0)	$9.6	$(568.3)	$(546.7)	$(1,116.4)
Recorded into AOCI	(18.6)	(1.2)	(1.6)	81.1	59.7
Reclassified out of AOCI	15.6	(.4)	11.9		27.1
Net other comprehensive (loss) income	(3.0)	(1.6)	10.3	81.1	86.8
Balance at June 30, 2021	$(14.0)	$8.0	$(558.0)	$(465.6)	$(1,029.6)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Three Months Ended June 30, 2020	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at April 1, 2020	$26.1	$4.5	$(494.2)	$(920.3)	$(1,383.9)
Recorded into AOCI	(37.2)	11.5	(1.2)	99.4	72.5
Reclassified out of AOCI	12.2	(.5)	9.8		21.5
Net other comprehensive (loss) income	(25.0)	11.0	8.6	99.4	94.0
Balance at June 30, 2020	$1.1	$15.5	$(485.6)	$(820.9)	$(1,289.9)

Six Months Ended June 30, 2021	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2021	$(29.2)	$14.6	$(578.1)	$(457.6)	$(1,050.3)
Recorded into AOCI	7.5	(5.7)	(2.8)	(8.0)	(9.0)
Reclassified out of AOCI	7.7	(.9)	22.9		29.7
Net other comprehensive income (loss)	15.2	(6.6)	20.1	(8.0)	20.7
Balance at June 30, 2021	$(14.0)	$8.0	$(558.0)	$(465.6)	$(1,029.6)

Six Months Ended June 30, 2020	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2020	$(15.3)	$6.1	$(517.7)	$(573.2)	$(1,100.1)
Recorded into AOCI	61.4	10.2	8.8	(247.7)	(167.3)
Reclassified out of AOCI	(45.0)	(.8)	23.3		(22.5)
Net other comprehensive income (loss)	16.4	9.4	32.1	(247.7)	(189.8)
Balance at June 30, 2020	$1.1	$15.5	$(485.6)	$(820.9)	$(1,289.9)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	June 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2021	2020
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$5.1	$(11.7)
	Cost of sales and revenues	3.7	(1.1)
	Interest and other (income), net	.1	1.3
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	12.2	30.4
	Pre-tax expense increase	21.1	18.9
	Tax benefit	(5.5)	(6.7)
	After-tax expense increase	15.6	12.2
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.6)	(.6)
	Tax expense	.2	.1
	After-tax income increase	(.4)	(.5)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	15.3	11.7
Prior service costs	Interest and other (income), net	.2	.3
Settlement loss	Interest and other (income), net		1.0
	Pre-tax expense increase	15.5	13.0
	Tax benefit	(3.6)	(3.2)
	After-tax expense increase	11.9	9.8
Total reclassifications out of AOCI		$27.1	$21.5

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

		Six Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	June 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2021	2020
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$13.6	$(11.6)
	Cost of sales and revenues	6.0	(2.3)
	Interest and other (income), net	.3	(4.8)
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(10.5)	(37.3)
	Pre-tax expense increase (reduction)	9.4	(56.0)
	Tax (benefit) expense	(1.7)	11.0
	After-tax expense increase (reduction)	7.7	(45.0)
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(1.2)	(1.0)
	Tax expense	.3	.2
	After-tax income increase	(.9)	(.8)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	29.5	22.0
Prior service costs	Interest and other (income), net	.4	.7
Settlement loss	Interest and other (income), net		8.0
	Pre-tax expense increase	29.9	30.7
	Tax benefit	(7.0)	(7.4)
	After-tax expense increase	22.9	23.3
Total reclassifications out of AOCI		$29.7	$(22.5)

Stock Compensation Plans

Stock-based compensation expense was $2.6 and $9.4 for the three and six months ended June 30, 2021, respectively and $2.5 and $8.2 for the three and six months ended June 30, 2020, respectively.

During the six months of 2021, the Company issued 622,704 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first six months of 2021, the Company acquired no treasury share repurchases under the Company’s common stock repurchase plans. The Company acquired 15,631 shares under the Company’s Long-Term Incentive Plan. Stock repurchases of $390.0 million remain authorized under the current $500.0 million program approved by the PACCAR Board of Directors on December 4, 2018.

NOTE H - Income Taxes

The effective tax rate for the second quarter of 2021 was 22.6% compared to 19.7% for the second quarter of 2020. The effective tax rate for the first six months of 2021 was 22.6% compared to 21.5% for the first six months of 2020. The higher effective tax rate in the second quarter and first half of 2021 was primarily due to higher R&D credits in 2020.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Net sales and revenues:
Truck	$4,295.2	$1,930.9	$8,694.4	$5,794.1
Less intersegment	(143.0)	(72.5)	(309.2)	(178.1)
External customers	4,152.2	1,858.4	8,385.2	5,616.0
Parts	1,226.4	834.6	2,402.6	1,845.3
Less intersegment	(15.1)	(10.9)	(30.6)	(23.0)
External customers	1,211.3	823.7	2,372.0	1,822.3
Other	24.1	19.8	43.9	41.6
	5,387.6	2,701.9	10,801.1	7,479.9
Financial Services	456.3	360.3	888.3	744.0
	$5,843.9	$3,062.2	$11,689.4	$8,223.9
Income (loss) before income taxes:
Truck	$255.0	$(46.2)	$524.5	$136.9
Parts	265.6	151.9	516.9	366.6
Other	4.9	13.8	10.1	15.1
	525.5	119.5	1,051.5	518.6
Financial Services	106.5	55.5	182.9	103.8
Investment income	5.0	9.0	9.9	23.8
	$637.0	$184.0	$1,244.3	$646.2
Depreciation and amortization:
Truck	$68.8	$62.3	$140.7	$145.5
Parts	3.0	2.5	5.8	5.0
Other	5.3	5.2	10.7	10.3
	77.1	70.0	157.2	160.8
Financial Services	153.6	171.3	325.2	352.5
	$230.7	$241.3	$482.4	$513.3

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $19.7 at June 30, 2021.

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

At June 30, 2021, the notional amount of the Company’s interest-rate contracts was $3,924.0. Notional maturities for all interest-rate contracts are $450.8 for the remainder of 2021, $947.1 for 2022, $758.6 for 2023, $1,073.4 for 2024, $305.4 for 2025, $307.6 for 2026 and $81.1 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At June 30, 2021, the notional amount of the outstanding foreign-exchange contracts was $1,656.1. Foreign-exchange contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	June 30, 2021		December 31, 2020
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$10.4		$16.4
Deferred taxes and other liabilities		$88.8		$116.1
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	9.2		2.7
Accounts payable, accrued expenses and other		25.1		35.9
Financial Services:
Deferred taxes and other liabilities				1.2
	$19.6	$113.9	$19.1	$153.2
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets			$1.1
Accounts payable, accrued expenses and other		$2.0		$3.3
Financial Services:
Other assets	$.1		.3
Deferred taxes and other liabilities				3.4
	$.1	$2.0	$1.4	$6.7
Gross amounts recognized in Balance Sheets	$19.7	$115.9	$20.5	$159.9
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	$(4.4)	$(4.4)	$(2.1)	$(2.1)
Financial Services:
Interest-rate contracts	(6.9)	(6.9)	(12.0)	(12.0)
Pro forma net amount	$8.4	$104.6	$6.4	$145.8

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the amount of loss (gain) from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Truck, Parts and Other:
Cash flow hedges	$8.9	$(11.5)	$19.9	$(18.7)
Net investment hedges	(.7)	(1.0)	(1.7)	(3.5)
Total	$8.2	$(12.5)	$18.2	$(22.2)

Financial Services:
Fair value hedges	$(.1)	$.2	$.1	$.5
Cash flow hedges	12.2	30.4	(10.5)	(37.3)
Total	$12.1	$30.6	$(10.4)	$(36.8)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	June 30	December 31
	2021	2020
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$638.2	$90.9
Cumulative basis adjustment included in the carrying amount	2.7	(.9)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(.2) and $(.4) as of June 30, 2021 and December 31, 2020, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 7.0 years.

The following tables presents the pre-tax effects of (loss) gain on cash flow hedges recognized in other comprehensive income (loss) (OCI):

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
(Loss) gain recognized in OCI:
Truck, Parts and Other		$(11.1)		$(9.0)
Financial Services	$(10.0)	(1.1)	$23.7	(2.9)
	$(10.0)	$(12.2)	$23.7	$(11.9)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
(Loss) gain recognized in OCI:
Truck, Parts and Other		$(17.2)		$53.4
Financial Services	$(33.9)		$21.8
	$(33.9)	$(17.2)	$21.8	$53.4

The amount of loss recorded in AOCI at June 30, 2021 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $12.0, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was $.1 and nil for the three and six months ended June 30, 2021, respectively, and nil for both the three and six months ended June 30, 2020.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At June 30, 2021, the notional amount of the outstanding net investment hedges was $360.7. For the three and six months ended June 30, 2021, the pre-tax (loss) gain recognized in OCI for the net investment hedges was $(3.6) and $9.6, respectively.

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

The (gain) loss recognized in earnings related to derivatives not designated as hedging instruments was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues		$(8.6)		$(9.0)
Interest and other (income), net		14.5		10.8
Financial Services:
Interest and other borrowing expenses		1.4		(.4)
Selling, general and administrative
Total		$7.3		$1.4

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
	CONTRACTS	CONTRACTS	CONTRACTS	CONTRACTS
Truck, Parts and Other:
Cost of sales and revenues				$1.2
Interest and other (income), net		$5.9		(19.3)
Financial Services:
Interest and other borrowing expenses		3.2		(8.8)
Selling, general and administrative		.4		(.1)
Total		$9.5		$(27.0)

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

Marketable Equity Securities: Equity securities are traded on active exchanges and are classified as Level 1.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At June 30, 2021	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$448.6	$448.6
U.S. corporate securities		189.3	189.3
U.S. government and agency securities	$80.5		80.5
Non-U.S. corporate securities		422.5	422.5
Non-U.S. government securities		71.8	71.8
Other debt securities		216.6	216.6
Total marketable debt securities	$80.5	$1,348.8	$1,429.3

Marketable equity securities	$5.3		$5.3
Total marketable securities	$85.8	$1,348.8	$1,434.6
Derivatives
Cross currency swaps		$7.7	$7.7
Interest-rate swaps		2.7	2.7
Foreign-exchange contracts		9.3	9.3
Total derivative assets		$19.7	$19.7
Liabilities:
Derivatives
Cross currency swaps		$62.8	$62.8
Interest-rate swaps		26.0	26.0
Foreign-exchange contracts		27.1	27.1
Total derivative liabilities		$115.9	$115.9

At December 31, 2020	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$392.4	$392.4
U.S. corporate securities		232.9	232.9
U.S. government and agency securities	$86.5	7.9	94.4
Non-U.S. corporate securities		411.5	411.5
Non-U.S. government securities		77.5	77.5
Other debt securities		220.3	220.3
Total marketable debt securities	$86.5	$1,342.5	$1,429.0
Derivatives
Cross currency swaps		$14.8	$14.8
Interest-rate swaps		1.6	1.6
Foreign-exchange contracts		4.1	4.1
Total derivative assets		$20.5	$20.5
Liabilities:
Derivatives
Cross currency swaps		$77.6	$77.6
Interest-rate swaps		38.5	38.5
Foreign-exchange contracts		43.8	43.8
Total derivative liabilities		$159.9	$159.9

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	June 30, 2021		December 31, 2020
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$5,760.6	$5,845.2	$5,319.2	$5,429.5
Liabilities:
Financial Services fixed rate debt	6,904.2	7,013.9	6,482.0	6,648.6

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Service cost	$39.4	$32.3	$75.4	$65.2
Interest on projected benefit obligation	16.7	20.7	33.3	41.3
Expected return on assets	(51.2)	(47.3)	(102.3)	(94.7)
Amortization of prior service costs	.2	.3	.4	.7
Recognized actuarial loss	15.3	11.7	29.5	22.0
Settlement loss		1.0		8.0
Net pension expense	$20.4	$18.7	$36.3	$42.5

The components of net pension expense other than service cost are included in Interest and other (income), net on the Consolidated Statements of Comprehensive Income.

During the three and six months ended June 30, 2021, the Company contributed $6.7 and $12.9 to its pension plans, respectively, and $5.2 and $28.5 for the three and six months ended June 30, 2020, respectively.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE M – Commitments and Contingencies

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF. Following the settlement, claims and lawsuits have been filed against the Company, DAF and certain DAF subsidiaries and other truck manufacturers in various European jurisdictions. These claims and lawsuits include a number of collective proceedings, including proposed class actions in the United Kingdom, alleging EC-related claims and seeking damages. Others may bring EC-related claims and lawsuits against the Company or its subsidiaries. While the Company believes it has meritorious defenses, such claims and lawsuits will likely take a significant period of time to resolve. The Company cannot reasonably estimate a range of loss, if any, that may result given the early stage of these claims and lawsuits. An adverse outcome of such proceedings could have a material impact on the Company’s results of operations.

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

Second Quarter Financial Highlights:

•	Worldwide net sales and revenues were $5.84 billion in 2021 compared to $3.06 billion in 2020, primarily due to higher truck and parts revenues and favorable currency translation effects.
•	Truck revenues were $4.15 billion in 2021 compared to $1.86 billion in 2020 primarily due to higher truck deliveries in all markets.
•	Parts sales were a record $1.21 billion in 2021 compared to $823.7 million in 2020 reflecting higher demand in all markets.
•	Financial Services revenues were a record $456.3 million in 2021 compared to $360.3 million in 2020 primarily due to higher used truck sales.
•

Net income was $492.9 million ($1.41 per diluted share) in 2021 compared to $147.7 million ($.43 per diluted share) in 2020 due to higher Truck, Parts and Financial Services revenues and operating results.

•	Capital investments were $120.2 million in 2021 compared to $131.7 million in 2020.
•	Research and development (R&D) expenses were $84.4 million in 2021 compared to $66.5 million in 2020.

First Six Months Financial Highlights:

•	Worldwide net sales and revenues were $11.69 billion in 2021 compared to $8.22 billion in 2020, primarily due to higher truck and parts revenues and favorable currency translation effects.
•	Truck revenues were $8.39 billion in 2021 compared to $5.62 billion in 2020 primarily due to higher truck deliveries in all markets.
•	Parts sales were a record $2.37 billion in 2021 compared to $1.82 billion in 2020 reflecting higher demand in all markets.
•	Financial Services revenues were a record $888.3 million in 2021 compared to $744.0 million in 2020 primarily due to higher used truck sales.
•

Net income was $963.0 million ($2.76 per diluted share) in 2021 compared to $507.1 million ($1.46 per diluted share) in 2020 due to higher Truck, Parts and Financial Services revenues and operating results.

•	Capital investments were $214.4 million in 2021 compared to $308.8 million in 2020.
•	Research and development (R&D) expenses were $164.5 million in 2021 compared to $137.5 million in 2020.

In the second quarter of 2021, the Company launched new DAF XF, XG and XG+ truck models which offer new aerodynamic cabs, exceptional quality, enhanced fuel efficiency, a full suite of passive and active safety technologies, and a spacious and luxurious interior. DAF’s XG and XG+ create a new premium market segment and provide unmatched comfort for the driver. DAF is the first manufacturer to incorporate new European regulations that define vehicle dimensions. DAF’s innovative cab designs delivers up to 10% greater fuel efficiency and an equivalent reduction in CO2 emissions.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $15.57 billion. PFS issued $1.30 billion in medium-term notes during the first six months of 2021 to support new business volume and repay maturing debt.

Truck Outlook

Truck industry retail sales in the U.S. and Canada in 2021 are expected to be 260,000 to 280,000 units compared to 216,500 in 2020. In Europe, the 2021 truck industry registrations for over 16-tonne vehicles are expected to be 270,000 to 290,000 units compared to 230,400 in 2020. In South America, heavy-duty truck industry registrations in 2021 are projected to be 110,000 to 120,000 as compared to 92,000 in 2020.

The Company has been affected by an industry-wide undersupply of semiconductor chips, resulting in approximately 6,500 trucks in inventory awaiting components at the end of the second quarter of 2021. The Company anticipates the semiconductor shortage will continue to temper deliveries in the second half of the year.

Parts Outlook

In 2021, PACCAR Parts sales are expected to increase 20-22% compared to 2020 levels reflecting strong freight demands.

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2021 are expected to increase 3-5% compared to 2020. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow.

Capital Investments and R&D Outlook

Capital investments in 2021 are expected to be $550 to $600 million and R&D is expected to be $340 to $360 million. The Company is investing to grow its business with new aerodynamic truck models, diesel and zero emissions powertrain technologies, advanced driver assistance systems, connected vehicle services and next-generation manufacturing and distribution capabilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three and six months ended June 30, 2021 and 2020 are presented below.

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions, except per share amounts)	2021	2020	2021	2020
Net sales and revenues:
Truck	$4,152.2	$1,858.4	$8,385.2	$5,616.0
Parts	1,211.3	823.7	2,372.0	1,822.3
Other	24.1	19.8	43.9	41.6
Truck, Parts and Other	5,387.6	2,701.9	10,801.1	7,479.9
Financial Services	456.3	360.3	888.3	744.0
	$5,843.9	$3,062.2	$11,689.4	$8,223.9
Income (loss) before income taxes:
Truck	$255.0	$(46.2)	$524.5	$136.9
Parts	265.6	151.9	516.9	366.6
Other	4.9	13.8	10.1	15.1
Truck, Parts and Other	525.5	119.5	1,051.5	518.6
Financial Services	106.5	55.5	182.9	103.8
Investment income	5.0	9.0	9.9	23.8
Income taxes	(144.1)	(36.3)	(281.3)	(139.1)
Net income	$492.9	$147.7	$963.0	$507.1
Diluted earnings per share	$1.41	$.43	$2.76	$1.46
After-tax return on revenues	8.4%	4.8%	8.2%	6.2%

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

2021 Compared to 2020:

Truck

The Company’s Truck segment accounted for 71% and 72% of revenues in the second quarter and first six months of 2021, respectively, compared to 61% and 68% in the second quarter and first six months of 2020, respectively.

The Company’s new truck deliveries are summarized below:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2021	2020	% CHANGE	2021	2020	% CHANGE
U.S. and Canada	22,600	9,300	143	45,600	31,500	45
Europe	11,800	6,400	84	25,500	18,000	42
Mexico, South America, Australia and other	5,700	2,400	138	11,200	7,000	60
Total units	40,100	18,100	122	82,300	56,500	46

The increase in new truck deliveries worldwide in the second quarter and first six months of 2021 compared to the same period of 2020 was driven by higher build rates and increased demand in all markets. Deliveries in the same period of 2020 reflect the impact of the worldwide truck and engine production suspension driven by the COVID-19 pandemic.

Market share data discussed below is provided by third party sources and is measured by either registrations or retail sales for the Company’s dealer network as a percentage of total registrations or retail sales depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In the first six months of 2021, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 126,200 units from 93,900 units in the same period of 2020. The Company’s heavy-duty truck retail market share was 29.4% in the first six months of 2021 compared to 29.6% in the first six months of 2020. The medium-duty market was 44,400 units in the first six months of 2021 compared to 35,400 units in the same period of 2020. The Company’s medium-duty market share was 20.1% in the first six months of 2021 compared to 23.6% in the first six months of 2020.

The over 16‑tonne truck market in Europe in the first six months of 2021 was 147,900 units compared to 105,500 units in the first six months of 2020. DAF over 16‑tonne market share was a 15.7% in the first six months of 2021 compared to 15.9% in the same period of 2020. The 6 to 16‑tonne market in the first six months of 2021 was 22,300 units compared to 19,300 units in the same period of 2020. DAF market share in the 6 to 16-tonne market in the first six months of 2021 was 10.8% compared to 9.8% in the same period of 2020.

The Company’s worldwide truck net sales and revenues are summarized below:

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2021	2020	% CHANGE	2021	2020	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$2,543.2	$1,056.6	141	$5,098.2	$3,473.0	47
Europe	994.9	561.5	77	2,119.1	1,481.1	43
Mexico, South America, Australia and other	614.1	240.3	156	1,167.9	661.9	76
	$4,152.2	$1,858.4	123	$8,385.2	$5,616.0	49
Truck income (loss) before income taxes	$255.0	$(46.2)	652	$524.5	$136.9	283
Pre-tax return on revenues	6.1%	(2.5)%		6.3%	2.4%

The Company’s worldwide truck net sales and revenues in the second quarter increased to $4.15 billion in 2021 from $1.86 billion in 2020, and in the first six months increased to $8.39 billion in 2021 from $5.62 billion in 2020 due to higher truck unit deliveries in all markets and favorable currency translation effects.

For the second quarter and first six months of 2021, the Truck segment income before income taxes and pretax return on revenues reflect the impact of higher truck unit deliveries and higher margins, driven primarily by increased demand and higher build rates. The loss in the second quarter of 2020 included the impact of worldwide truck and engine production suspension in late March 2020 as a result of the COVID-19 pandemic. Truck and engine production restarted in Europe and Australia in late April 2020, and factories gradually resumed operations in North America and Brasil in early May 2020.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended June 30, 2021 and 2020 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended June 30, 2020	$1,858.4	$1,810.9	$47.5
Increase (decrease)
Truck sales volume	2,051.3	1,707.2	344.1
Average truck sales prices	46.3		46.3
Average per truck material, labor and other direct costs		(17.0)	17.0
Factory overhead and other indirect costs		104.2	(104.2)
Extended warranties, operating leases and other	36.5	26.4	10.1
Currency translation	159.7	141.1	18.6
Total increase	2,293.8	1,961.9	331.9
Three Months Ended June 30, 2021	$4,152.2	$3,772.8	$379.4

•

Truck sales volume reflects higher unit deliveries in all markets, primarily in the U.S. and Canada ($1.41 billion sales and $1.16 billion cost of sales) and Europe ($379.4 million sales and $316.5 million cost of sales) due to increased demand and higher build rates.

•	Average truck sales prices increased sales by $46.3 million primarily due to higher price realization in the U.S. and Canada and Brasil.
•	Average cost per truck decreased cost of sales by $17.0 million, primarily reflecting lower product support costs, partially offset by higher raw material costs.
•	Factory overhead and other indirect costs increased $104.2 million primarily due to higher labor costs.
•

Extended warranties, operating leases and other revenues increased by $36.5 million primarily due to higher revenues from service contracts. Cost of sales increased by $26.4 million primarily due to higher costs from service contracts, partially offset by lower impairments and losses on used trucks in Europe due to an improved used truck market.

•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro as well the Australian and Canadian dollar relative to the U.S. dollar.
•	Truck gross margin was 9.1% in the second quarter of 2021 compared to 2.6% in the same period of 2020 due to the factors noted above.

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Six Months Ended June 30, 2020	$5,616.0	$5,268.2	$347.8
Increase (decrease)
Truck sales volume	2,395.1	2,006.1	389.0
Average truck sales prices	47.1		47.1
Average per truck material, labor and other direct costs		(42.4)	42.4
Factory overhead and other indirect costs		99.7	(99.7)
Extended warranties, operating leases and other	38.3	22.3	16.0
Currency translation	288.7	260.3	28.4
Total increase	2,769.2	2,346.0	423.2
Six Months Ended June 30, 2021	$8,385.2	$7,614.2	$771.0

•

Truck sales volume reflects higher unit deliveries in all markets, primarily in the U.S. and Canada ($1.53 billion sales and $1.27 billion cost of sales) and Europe ($517.0 million sales and $432.9 million cost of sales) due to increased demand and higher build rates.

•	Average truck sales prices increased sales by $47.1 million primarily due to higher price realization in the U.S. and Canada and Brasil.
•	Average cost per truck decreased cost of sales by $42.4 million, primarily reflecting lower product support costs, partially offset by higher raw material costs.
•	Factory overhead and other indirect costs increased $99.7 million primarily due to higher labor and new product changeover costs.

•

Extended warranties, operating leases and other revenues increased by $38.3 million primarily due to higher revenues from service contracts, partially offset by lower revenues from operating leases as a result of decreasing portfolio. Cost of sales increased by $22.3 million primarily due to higher costs from service contracts, partially offset by lower impairments and losses on used trucks in Europe due to an improved used truck market and lower costs from operating leases.

•

The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro as well the Australian and Canadian dollar relative to the U.S. dollar, partially offset by a decline in the value of the Brazilian real.

•	Truck gross margin was 9.2% in the six months of 2021 compared to 6.2% in the same period of 2020 due to the factors noted above.

Truck SG&A expense increased in the second quarter of 2021 to $63.9 million from $43.8 million in 2020, and for the first six months of 2021, Truck SG&A increased to $125.0 million from $104.7 million in 2020. The increase in both periods was primarily due to higher salaries and related expenses, higher legal expenses and unfavorable currency translation effects, partially offset by lower sales and marketing costs.

As a percentage of sales, Truck SG&A decreased to 1.5% in the second quarter and first six months of 2021, compared to 2.4% and 1.9% in the second quarter and first six months of 2020, respectively, primarily due to higher net sales, partially offset by higher spending.

Parts

The Company’s Parts segment accounted for 21% and 20% of revenues in the second quarter and first six months of 2021, respectively, compared to 27% and 22% in the second quarter and first six months of 2020, respectively.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2021	2020	% CHANGE	2021	2020	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$809.3	$578.3	40	$1,576.5	$1,264.2	25
Europe	288.1	178.5	61	574.2	401.8	43
Mexico, South America, Australia and other	113.9	66.9	70	221.3	156.3	42
	$1,211.3	$823.7	47	$2,372.0	$1,822.3	30
Parts income before income taxes	$265.6	$151.9	75	$516.9	$366.6	41
Pre-tax return on revenues	21.9%	18.4%		21.8%	20.1%

The Company’s worldwide parts net sales and revenues for the second quarter increased to a record $1.21 billion in 2021 from $823.7 million in 2020. For the first six months, worldwide parts net sales and revenues increased to a record $2.37 billion in 2021 from $1.82 billion in 2020. The increase in both periods was primarily due to higher demand in all markets and favorable currency translation effects.

For the second quarter and first six months of 2021, the increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher sales volume and higher margins, as well as favorable currency translation effects.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the three months ended June 30, 2021 and 2020 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended June 30, 2020	$823.7	$615.6	$208.1
Increase (decrease)
Aftermarket parts volume	300.0	194.7	105.3
Average aftermarket parts sales prices	49.1		49.1
Average aftermarket parts direct costs		28.6	(28.6)
Warehouse and other indirect costs		9.0	(9.0)
Currency translation	38.5	21.9	16.6
Total increase	387.6	254.2	133.4
Three Months Ended June 30, 2021	$1,211.3	$869.8	$341.5

•	Aftermarket parts sales volume increased by $300.0 million and related cost of sales increased by $194.7 million due to higher demand in all markets.

•	Average aftermarket parts sales prices increased sales by $49.1 million primarily due to higher price realization in North America and Europe.
•	Average aftermarket parts direct costs increased $28.6 million due to higher material costs.
•	Warehouse and other indirect costs increased $9.0 million primarily due to higher salaries and related expenses and higher shipping costs due to increased volumes.
•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro and the Australian dollar relative to the U.S. dollar.
•	Parts gross margins in the second quarter of 2021 increased to 28.2% from 25.3% in the second quarter of 2020 due to the factors noted above.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the six months ended June 30, 2021 and 2020 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Six Months Ended June 30, 2020	$1,822.3	$1,329.8	$492.5
Increase (decrease)
Aftermarket parts volume	388.9	257.7	131.2
Average aftermarket parts sales prices	92.3		92.3
Average aftermarket parts direct costs		60.2	(60.2)
Warehouse and other indirect costs		13.7	(13.7)
Currency translation	68.5	41.5	27.0
Total increase	549.7	373.1	176.6
Six Months Ended June 30, 2021	$2,372.0	$1,702.9	$669.1

•	Aftermarket parts sales volume increased by $388.9 million and related cost of sales increased by $257.7 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $92.3 million primarily due to higher price realization in North America and Europe.
•	Average aftermarket parts direct costs increased $60.2 million due to higher material costs.
•	Warehouse and other indirect costs increased $13.7 million primarily due to higher salaries and related expenses and higher shipping costs due to increased volumes.
•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro and the Australian dollar relative to the U.S. dollar.
•	Parts gross margins in the first six months of 2021 increased to 28.2% from 27.0% in the first six months of 2020 due to the factors noted above.

Parts SG&A expense increased in the second quarter of 2021 to $53.0 million from $44.7 million in 2020, and for the first six months, Parts SG&A increased to $104.7 million in 2021 from $94.0 million in 2020. The increase in both periods was primarily due to higher salaries and related expenses and favorable currency translation effects, partially offset by lower sales and marketing costs.

As a percentage of sales, Parts SG&A was 4.4% in the second quarter and first six months of 2021, compared to 5.4% and 5.2% in the second quarter and first six months of 2020, respectively.

Financial Services

The Company’s Financial Services segment accounted for 8% of revenues in both the second quarter and first six months of 2021, compared to 12% and 9% in the second quarter and first six months of 2020, respectively.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2021	2020	% CHANGE	2021	2020	% CHANGE
New loan and lease volume:
U.S. and Canada	$964.5	$576.4	67	$1,699.0	$1,243.8	37
Europe	338.6	171.6	97	667.5	472.2	41
Mexico, Australia and other	257.3	149.9	72	465.4	307.9	51
	$1,560.4	$897.9	74	$2,831.9	$2,023.9	40
New loan and lease volume by product:
Loans and finance leases	$1,300.7	$745.7	74	$2,332.8	$1,611.0	45
Equipment on operating lease	259.7	152.2	71	499.1	412.9	21
	$1,560.4	$897.9	74	$2,831.9	$2,023.9	40
New loan and lease unit volume:
Loans and finance leases	10,690	6,870	56	19,850	14,770	34
Equipment on operating lease	2,910	1,650	76	5,360	4,310	24
	13,600	8,520	60	25,210	19,080	32
Average earning assets:
U.S. and Canada	$8,795.4	$9,058.7	(3)	$8,774.0	$9,204.7	(5)
Europe	3,841.6	3,353.5	15	3,880.4	3,461.2	12
Mexico, Australia and other	2,080.9	1,629.8	28	2,056.0	1,726.6	19
	$14,717.9	$14,042.0	5	$14,710.4	$14,392.5	2
Average earning assets by product:
Loans and finance leases	$10,018.9	$8,863.2	13	$9,903.9	$8,928.9	11
Dealer wholesale financing	1,506.4	2,114.2	(29)	1,612.8	2,341.0	(31)
Equipment on lease and other	3,192.6	3,064.6	4	3,193.7	3,122.6	2
	$14,717.9	$14,042.0	5	$14,710.4	$14,392.5	2
Revenues:
U.S. and Canada	$218.0	$190.9	14	$407.5	$394.1	3
Europe	176.0	118.5	49	358.1	237.6	51
Mexico, Australia and other	62.3	50.9	22	122.7	112.3	9
	$456.3	$360.3	27	$888.3	$744.0	19
Revenue by product:
Loans and finance leases	$122.1	$110.2	11	$240.2	$226.6	6
Dealer wholesale financing	10.3	16.0	(36)	22.1	41.7	(47)
Equipment on lease and other	323.9	234.1	38	626.0	475.7	32
	$456.3	$360.3	27	$888.3	$744.0	19
Income before income taxes	$106.5	$55.5	92	$182.9	$103.8	76

For the second quarter, new loan and lease volume was $1,560.4 million in 2021 compared to $897.9 million in 2020 and for the first half was $2,831.9 million in 2021 compared to $2,023.9 million in 2020, reflecting higher truck deliveries worldwide.

In the second quarter of 2021, PFS finance market share on new PACCAR truck sales increased to 27.0% from 26.2% in the second quarter of 2020. In the first six months of 2021, PFS finance market share on new PACCAR truck sales increased to 25.9% from 25.6% in the first six months of 2020.

In the second quarter of 2021, PFS revenues increased to a record $456.3 million from $360.3 million in 2020. In the first six months of 2021, PFS revenues increased to a record $888.3 million from $744.0 million in 2020. The increase was primarily due to higher used truck sales in Europe and North America. The effects of currency translation increased PFS revenues by $23.2 million and $39.1 million in the second quarter and first half of 2021, respectively, primarily due to a stronger euro.

PFS income before income taxes increased to a record $106.5 million in the second quarter of 2021 from $55.5 million in the second quarter of 2020. In the first six months of 2021, PFS income before income taxes increased to a record $182.9 million from $103.8 million in 2020. The increase in both periods was primarily due to improved used truck results, higher finance and lease margins and a lower provision for credit losses. The effects of translating stronger foreign currencies to the U.S. dollar increased PFS income before income taxes by $5.9 million and $7.0 million for the second quarter and first half of 2021, respectively.

Included in Financial Services “Other assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $173.5 million at June 30, 2021 and $375.8 million at December 31, 2020. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized gains on used trucks, excluding repossessions, of $3.3 million in the second quarter of 2021 compared to losses of $24.9 million in the second quarter of 2020, including losses on multiple unit transactions of $6.1 million in the second quarter of 2021 compared to $7.0 million in the second quarter of 2020. Used truck losses related to repossessions, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for either the second quarter of 2021 or 2020.

The Company recognized losses on used trucks, excluding repossessions, of $11.1 million in the first six months of 2021 compared to $51.2 million in the first six months of 2020, including losses on multiple unit transactions of $16.9 million in the first six months of 2021 compared to $14.5 million in the first six months of 2020. Used truck losses related to repossessions, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for either the first six months of 2021 or 2020.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the three months ended June 30, 2021 and 2020 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended June 30, 2020	$126.2	$46.9	$79.3
Increase (decrease)
Average finance receivables	1.4		1.4
Average debt balances		(.8)	.8
Yields	(1.9)		(1.9)
Borrowing rates		(9.8)	9.8
Currency translation and other	6.7	1.3	5.4
Total increase (decrease)	6.2	(9.3)	15.5
Three Months Ended June 30, 2021	$132.4	$37.6	$94.8
•

Average finance receivables increased $121.0 million (excluding foreign exchange effects) in the second quarter of 2021 primarily due to higher average loan and finance lease balances, partially offset by lower dealer wholesale balances.

•

Average debt balances decreased $235.2 million (excluding foreign exchange effects) in the second quarter of 2021, reflecting lower funding requirements for the portfolio which includes loans, finance leases, dealer wholesale and equipment on operating lease.

•	Lower portfolio yields (4.5% in 2021 compared to 4.6% in 2020) decreased interest and fees by $1.9 million. The lower portfolio yields were primarily due to lower market rates in North America.
•	Lower borrowing rates (1.4% in 2021 compared to 1.8% in 2020) were primarily due to lower debt market rates in North America.
•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the six months ended June 30, 2021 and 2020 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Six Months Ended June 30, 2020	$268.3	$103.3	$165.0
(Decrease) increase
Average finance receivables	(3.0)		(3.0)
Average debt balances		(3.5)	3.5
Yields	(11.8)		(11.8)
Borrowing rates		(22.0)	22.0
Currency translation and other	8.8	1.8	7.0
Total (decrease) increase	(6.0)	(23.7)	17.7
Six Months Ended June 30, 2021	$262.3	$79.6	$182.7
•

Average finance receivables decreased $130.2 million (excluding foreign exchange effects) in the first six months of 2021 primarily due to lower dealer wholesale balances, partially offset by higher average loan and finance lease balances.

•

Average debt balances decreased $450.2 million (excluding foreign exchange effects) in the first six months of 2021, reflecting funding requirements for the portfolio. The lower average debt balances reflect funding for a lower average earning assets portfolio, which includes loans, finance leases, dealer wholesale and equipment on operating lease.

•	Lower portfolio yields (4.6% in 2021 compared to 4.8% in 2020) decreased interest and fees by $11.8 million. The lower portfolio yields were primarily due to lower market rates in North America.
•	Lower borrowing rates (1.5% in 2021 compared to 1.9% in 2020) were primarily due to lower debt market rates in North America.
•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2021	2020	2021	2020
Operating lease and rental revenues	$219.5	$198.7	$435.4	$409.3
Used truck sales	99.5	30.5	181.2	56.1
Insurance, franchise and other revenues	4.9	4.9	9.4	10.3
Operating lease, rental and other revenues	$323.9	$234.1	$626.0	$475.7

Depreciation of operating lease equipment	$153.6	$157.4	$318.8	$320.3
Vehicle operating expenses	26.3	33.5	57.2	72.1
Cost of used truck sales	99.6	32.1	181.2	59.0
Insurance, franchise and other expenses	1.0	1.1	2.0	2.1
Depreciation and other expenses	$280.5	$224.1	$559.2	$453.5

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended June 30, 2021 and 2020 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended June 30, 2020	$234.1	$224.1	$10.0
Increase (decrease)
Used truck sales	64.1	62.5	1.6
Results on returned lease assets		(25.2)	25.2
Average operating lease assets	.3	.4	(.1)
Revenue and cost per asset	8.2	4.5	3.7
Currency translation and other	17.2	14.2	3.0
Total increase	89.8	56.4	33.4
Three Months Ended June 30, 2021	$323.9	$280.5	$43.4
•

A higher sales volume of used trucks received on trade and upon RVG contract expiration increased operating lease, rental and other revenues by $64.1 million and increased depreciation and other expenses by $62.5 million.

•

Results on returned lease assets decreased depreciation and other expenses by $25.2 million primarily due to gains on sales on returned lease units in 2021 compared to losses in 2020 and lower impairments in the U.S. as a result of higher truck market values.

•	Revenue per asset increased $8.2 million primarily due to higher rental income and higher fleet utilization. Cost per asset increased $4.5 million due to higher vehicle operating expenses.
•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and the euro.

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the six months ended June 30, 2021 and 2020 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Six Months Ended June 30, 2020	$475.7	$453.5	$22.2
Increase (decrease)
Used truck sales	114.8	111.8	3.0
Results on returned lease assets		(34.0)	34.0
Average operating lease assets	(6.1)	(4.5)	(1.6)
Revenue and cost per asset	11.5	4.8	6.7
Currency translation and other	30.1	27.6	2.5
Total increase	150.3	105.7	44.6
Six Months Ended June 30, 2021	$626.0	$559.2	$66.8
•

A higher sales volume of used trucks received on trade and upon RVG contract expiration increased operating lease, rental and other revenues by $114.8 million and increased depreciation and other expenses by $111.8 million.

•

Results on returned lease assets decreased depreciation and other expenses by $34.0 million primarily due to lower losses on sales of returned lease units in Europe and lower impairments in the U.S. as a result of higher truck market values.

•	Average operating lease assets decreased $74.7 million (excluding foreign exchange effects), which decreased revenues by $6.1 million and related depreciation and other expenses by $4.5 million.
•	Revenue per asset increased $11.5 million primarily due to higher rental income and higher fleet utilization. Cost per asset increased $4.8 million due to higher vehicle operating expenses.
•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro and the Mexican peso.

Financial Services SG&A expense was $32.2 million in the second quarter of 2021 compared to $26.3 million in 2020, and for the first six months was $63.4 million in 2021 compared to $58.9 million in 2020. The increase in both periods was due to higher salaries and related expenses.

As a percentage of revenues, Financial Services SG&A decreased to 7.1% in the second quarter of 2021 from 7.3% in the same period of 2020, and in the first six months, decreased to 7.1% in 2021 from 7.9% in 2020. The decrease in both periods was driven by higher revenues.

The following table summarizes the provision for losses on receivables and net charge-offs:

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada		$.3	$.4	$.6
Europe	$(.8)	.5	.2	1.1
Mexico, Australia and other	.3	1.2	2.6	2.8
	$(.5)	$2.0	$3.2	$4.5

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$3.6	$4.2	$14.4	$11.4
Europe	1.4	1.0	5.7	1.9
Mexico, Australia and other	2.5	1.6	4.4	2.7
	$7.5	$6.8	$24.5	$16.0

The provision for losses on receivables was $(.5) million for the second quarter of 2021 compared to $7.5 million in 2020, and in the first six months, the provision for losses on receivables was $3.2 million in 2021 compared to $24.5 million in 2020. The decrease in provision for losses in 2021 compared to 2020 reflects good portfolio performance and 2020 included higher provisioning due to weakening economic conditions related to the COVID-19 pandemic and a credit loss on a fleet customer in the U.S.

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

The post-modification balances of accounts modified during the six months ended June 30, 2021 and 2020 are summarized below:

	2021		2020
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$122.5	2.4%	$131.3	2.9%
Insignificant delay	34.4	.7%	2,306.7	51.7%
Credit – no concession	40.0	.8%	72.6	1.6%
Credit – TDR	5.7	.1%	40.1	.9%
	$202.6	4.0%	$2,550.7	57.1%

*	Amortized cost basis immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first six months of 2021, total modification activity decreased compared to the first six months of 2020. The decrease in modifications for Commercial reasons primarily reflects lower volumes of refinancing. The decrease in modifications for Insignificant delay reflects the impact of fleet customers requesting payment relief for up to three months related to the COVID-19 pandemic during the first half of 2020. The decrease in modifications for Credit – no concession is primarily due to lower volumes of refinancing and requests for payment relief in Mexico, Europe and the U.S. The decrease in modifications for Credit –TDR is primarily due to contract modifications of two fleet customers in the U.S. and two fleet customers in Mexico in 2020.

The following table summarizes the Company’s 30+ days past due accounts:

	June 30 2021	December 31 2020	June 30 2020
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%	.1%	.3%
Europe	.3%	.9%	1.6%
Mexico, Australia and other	1.4%	1.7%	2.1%
Worldwide	.3%	.5%	.8%

Accounts 30+ days past due decreased to .3% at June 30, 2021 from .5% at December 31, 2020. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $1.0 million of accounts worldwide during the second quarter of 2021, $18.6 million during the fourth quarter of 2020 and $35.2 million during the second quarter of 2020 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	June 30 2021	December 31 2020	June 30 2020
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%	.1%	.3%
Europe	.3%	1.5%	2.0%
Mexico, Australia and other	1.4%	1.9%	4.1%
Worldwide	.3%	.6%	1.2%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at June 30, 2021, December 31, 2020 and June 30, 2020. The effect on the allowance for credit losses from such modifications was not significant at June 30, 2021, December 31, 2020 and June 30, 2020.

The Company’s annualized pre-tax return on average assets for Financial Services increased to 2.7% in the second quarter of 2021 from 1.5% in the same period of 2020, and in the first six months, increased to 2.4% in 2021 from 1.3% in 2020. The increase in both periods was primarily driven by improved used truck results, higher finance and lease margins and lower provision for losses.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the second quarter and first half of 2021 and 2020. Other SG&A increased to $15.3 million for the second quarter of 2021 from $5.4 million for the second quarter of 2020 and increased to $32.4 million for the first half of 2021 from $26.6 million for the first half of 2020. The increase in both periods was primarily due to higher compensation costs.

For the second quarter, Other income before income taxes was $4.9 million compared to $13.8 million in 2020. For first six months, Other income before tax was $10.1 million compared to $15.1 million in 2020. The decrease in both periods was primarily due to higher salaries and related expenses, partially offset by a higher benefit from non-service components of pension expense.

Investment income for the second quarter decreased to $5.0 million in 2021 from $9.0 million in 2020. For the first six months, investment income decreased to $9.9 million in 2021 from $23.8 million in 2020. The lower investment income in the second quarter and first six months of 2021 was primarily due to lower yields on U.S. investments due to lower market interest rates.

Income Taxes

The effective tax rate for the second quarter of 2021 was 22.6% compared to 19.7% for the second quarter of 2020. The effective tax rate for the first six months of 2021 was 22.6% compared to 21.5% for the first six months of 2020. The higher effective tax rate in the second quarter and first half of 2021 was primarily due to higher R&D credits in 2020.

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2021	2020	2021	2020
Domestic income before taxes	$390.6	$160.4	$775.3	$469.7
Foreign income before taxes	246.4	23.6	469.0	176.5
Total income before taxes	$637.0	$184.0	$1,244.3	$646.2
Domestic pre-tax return on revenues	12.2%	9.9%	12.4%	10.3%
Foreign pre-tax return on revenues	9.3%	1.6%	8.7%	4.8%
Total pre-tax return on revenues	10.9%	6.0%	10.6%	7.9%

For the second quarter and first six months of 2021, both domestic and foreign income before income taxes and pre-tax return on revenues increased primarily due to improved results from truck and parts operations.

LIQUIDITY AND CAPITAL RESOURCES:

	June 30	December 31
($ in millions)	2021	2020
Cash and cash equivalents	$3,069.8	$3,539.6
Marketable securities	1,434.6	1,429.0
	$4,504.4	$4,968.6

The Company’s total cash and marketable securities at June 30, 2021 decreased $464.2 million from the balances at December 31, 2020.

The change in cash and cash equivalents is summarized below:

($ in millions)
Six Months Ended June 30,	2021	2020
Operating activities:
Net income	$963.0	$507.1
Net income items not affecting cash	434.9	543.9
Changes in operating assets and liabilities, net	(530.2)	309.8
Net cash provided by operating activities	867.7	1,360.8
Net cash used in investing activities	(666.7)	(594.1)
Net cash used in financing activities	(651.5)	(1,778.4)
Effect of exchange rate changes on cash and cash equivalents	(19.3)	(35.4)
Net decrease in cash and cash equivalents	(469.8)	(1,047.1)
Cash and cash equivalents at beginning of period	3,539.6	4,175.1
Cash and cash equivalents at end of period	$3,069.8	$3,128.0

Operating activities: Cash provided by operations decreased by $493.1 million to $867.7 million in the first half of 2021 from $1,360.8 million in 2020. Lower operating cash flows reflect higher cash usage of $823.5 million from net inventory purchases and lower cash receipts from wholesale receivables in Financial Services segment of $531.3 million. In addition, there were lower operating cash flows of $365.2 million in accounts receivables as sales were higher than cash receipts in 2021 ($334.8 million) compared to cash receipts exceeding sales in 2020 ($30.4 million), and higher cash outflow for payment of income taxes of $191.0 million. This was partially offset by higher cash inflows of $964.2 million from accounts payable and accrued expenses as purchases exceeded payments for goods and services in 2021 ($731.0 million) compared to payments for goods and services exceeding purchases in 2020 ($233.2 million) and an increase in net income of $455.9 million.

Investing activities: Cash used in investing activities increased by $72.6 million to $666.7 million in the first half of 2021 from $594.1 million in 2020. Higher net cash used in investing activities reflects higher net originations of retail loans and financing leases of $231.3 and higher cash used in the acquisition of equipment for operating leases of $111.3 million. The higher cash usage was partially offset by higher proceeds from asset disposals of $230.8 million and lower payment for property, plant and equipment of $69.8 million.

Financing activities: Cash used in financing activities was $651.5 million in the first half of 2021 compared to cash used in financing activities of $1,778.4 million in 2020. In the first half of 2021, the Company issued $1,429.7 million of term debt, repaid term debt of $1,665.5 million and increased its outstanding commercial paper and short-term bank loans by $27.4 million. In the first half of 2020, the Company issued $1,474.8 million of term debt, repaid term debt of $1,012.4 million and decreased its outstanding commercial paper and short-term bank loans by $1,192.5 million. This resulted in cash used by borrowing activities of $208.4 million in the first half of 2021, $521.7 million lower than the cash used by borrowing activities of $730.1 million in 2020. The Company paid $471.8 million in dividends in the first half of 2021 compared to $1,018.0 million in 2020 due to a lower extra dividend paid in January 2021. In addition, the Company repurchased .02 million shares of common stock for $1.4 million in the first six months of 2021 compared to the purchase of .7 million shares for $41.6 million in the same period last year.

Credit Lines and Other

The Company has line of credit arrangements of $3.61 billion, of which $3.29 billion were unused at June 30, 2021. Included in these arrangements are $3.00 billion of committed bank facilities, of which $1.00 billion expires in June 2022, $1.00 billion expires in June 2024 and $1.00 billion expires in June 2026. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the three months ended June 30, 2021.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of June 30, 2021, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the second quarter of 2021.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in the first six months of 2021 were $207.2 million compared to $302.5 million for the same period of 2020. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $7.24 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2021, total capital investments for PACCAR are expected to be $550 to $600 million and R&D is expected to be $340 to $360 million. The Company is investing to grow its business with new aerodynamic truck models, diesel and zero emissions powertrain technologies, advanced driver assistance systems, connected vehicle services and next-generation manufacturing and distribution capabilities.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2018, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of June 30, 2021 was $5.50 billion. The registration expires in November 2021 and does not limit the principal amount of debt securities that may be issued during that period.

As of June 30, 2021, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.60 billion available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program has been renewed through the filing of a new listing, which expires in July 2022.

In April 2016, PACCAR Financial Mexico registered a 10.00 billion peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expired in April 2021 and the Company is in the process of renewing the registration. The total amount of medium-term notes and commercial paper outstanding at June 30, 2021 was 750.0 million pesos and will be repaid over the remaining term of the notes.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL as of June 30, 2021 was 600.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program.  The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFL Canada as of June 30, 2021 was 150.0 million Canadian dollars.

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

There were no material changes in the Company’s market risk during the six months ended June 30, 2021. For additional information, refer to Item 7A as presented in the 2020 Annual Report on Form 10‑K.

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

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the six months ended June 30, 2021.

ITEM 1.LEGAL PROCEEDINGS

Refer to Note M – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements (Part I, Item 1) for discussion on litigation matters, which is incorporated by reference herein.

ITEM 1A.RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2020 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the six months ended June 30, 2021, except that the second paragraph of the risk factor titled “Production Costs and Supplier Capacity” is replaced with the following:

The Company has been affected by an industry-wide undersupply of semiconductors. The Company anticipates this semiconductor shortage will continue to temper deliveries in the second half of the year.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the six months ended June 30, 2021.

(c)	Issuer purchases of equity securities.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of June 30, 2021, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the second quarter of 2021.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2018	3(i)	001-14817

		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 24, 2020	3(i)	001-14817

(ii)		Bylaws:

		Sixth Amended and Restated Bylaws of PACCAR Inc	8-K	December 7, 2018	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(c)	Forms of Medium-Term Note, Series P (PACCAR Financial Corp.)	S-3	November 2, 2018	4.2 and 4.3	333-228141

	(d)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2018	10-Q	August 3, 2018	4(h)	001-14817

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
	(e)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated July 4, 2019	10-Q	October 30, 2019	4(i)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated May 29, 2020	10-Q	August 3, 2020	4(h)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 15, 2021*

	(h)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(j)	001-14817

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

PACCAR Inc
(Registrant)

Date	August 2, 2021	By	/s/ M. T. Barkley
M. T. Barkley
Senior Vice President and Controller
(Authorized Officer and Chief Accounting Officer)