Form 10-Q
period 2021-09-30
PACCAR INC
filed 2021-11-01
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Common Stock, $1 par value — 347,177,323 shares as of October 28, 2021

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
TRUCK, PARTS AND OTHER:
Net sales and revenues	$4,737.7	$4,538.4	$15,538.8	$12,018.3

Cost of sales and revenues	4,180.1	3,958.3	13,533.5	10,589.4
Research and development	72.5	64.7	237.0	202.2
Selling, general and administrative	134.7	100.4	396.8	325.7
Interest and other (income), net	(11.2)	(13.0)	(41.6)	(45.6)
	4,376.1	4,110.4	14,125.7	11,071.7
Truck, Parts and Other Income Before Income Taxes	361.6	428.0	1,413.1	946.6

FINANCIAL SERVICES:
Interest and fees	131.5	127.7	393.8	396.0
Operating lease, rental and other revenues	277.6	269.9	903.6	745.6
Revenues	409.1	397.6	1,297.4	1,141.6

Interest and other borrowing expenses	35.3	45.2	114.9	148.5
Depreciation and other expenses	219.8	262.5	779.0	716.0
Selling, general and administrative	33.9	31.3	97.3	90.2
Provision for losses on receivables		3.1	3.2	27.6
	289.0	342.1	994.4	982.3
Financial Services Income Before Income Taxes	120.1	55.5	303.0	159.3
Investment income	1.6	6.4	11.5	30.2
Total Income Before Income Taxes	483.3	489.9	1,727.6	1,136.1
Income taxes	105.6	104.4	386.9	243.5
Net Income	$377.7	$385.5	$1,340.7	$892.6

Net Income Per Share
Basic	$1.09	$1.11	$3.86	$2.57
Diluted	$1.08	$1.11	$3.85	$2.57

Weighted Average Number of Common Shares Outstanding
Basic	347.8	346.8	347.7	346.7
Diluted	348.3	347.6	348.4	347.3

Comprehensive Income	$262.1	$486.4	$1,245.8	$803.7

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Millions)

	September 30	December 31
	2021	2020*
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$2,098.4	$3,405.0
Trade and other receivables, net (allowance for losses: 2021 - $.6, 2020 - $.6)	1,475.8	1,197.5
Marketable securities	1,549.4	1,429.0
Inventories, net	2,516.7	1,221.9
Other current assets	667.9	515.6
Total Truck, Parts and Other Current Assets	8,308.2	7,769.0

Equipment on operating leases, net	321.8	421.9
Property, plant and equipment, net	3,336.7	3,270.4
Other noncurrent assets, net	1,005.5	998.9
Total Truck, Parts and Other Assets	12,972.2	12,460.2

FINANCIAL SERVICES:
Cash and cash equivalents	129.4	134.6
Finance and other receivables, net (allowance for losses: 2021 - $121.7, 2020 - $127.0)	11,402.4	11,820.7
Equipment on operating leases, net	2,932.6	3,162.8
Other assets	473.3	681.7
Total Financial Services Assets	14,937.7	15,799.8
	$27,909.9	$28,260.0

*	The December 31, 2020 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Millions)

	September 30	December 31
	2021	2020*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$3,836.7	$3,413.9
Dividend payable		242.6
Total Truck, Parts and Other Current Liabilities	3,836.7	3,656.5
Residual value guarantees and deferred revenues	348.4	457.4
Other liabilities	1,398.6	1,487.2
Total Truck, Parts and Other Liabilities	5,583.7	5,601.1

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	591.2	561.0
Commercial paper and bank loans	3,005.6	3,344.4
Term notes	6,849.5	7,508.9
Deferred taxes and other liabilities	549.5	854.6
Total Financial Services Liabilities	10,995.8	12,268.9

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 347.2 and 346.6 million shares	347.2	346.6
Additional paid-in capital	131.8	88.5
Treasury stock, at cost - .02 million and nil shares	(1.5)
Retained earnings	11,998.1	11,005.2
Accumulated other comprehensive loss	(1,145.2)	(1,050.3)
Total Stockholders' Equity	11,330.4	10,390.0
	$27,909.9	$28,260.0

*	The December 31, 2020 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Nine Months Ended
	September 30
	2021	2020
OPERATING ACTIVITIES:
Net Income	$1,340.7	$892.6
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	197.5	186.0
Equipment on operating leases and other	494.8	593.5
Provision for losses on financial services receivables	3.2	27.6
Other, net	(239.9)	34.7
Pension contributions	(19.2)	(126.6)
Change in operating assets and liabilities:
Trade and other receivables	(309.0)	(67.2)
Wholesale receivables on new trucks	587.7	785.7
Inventories	(1,341.0)	11.9
Accounts payable and accrued expenses	506.8	143.0
Income taxes, warranty and other	(71.4)	(288.7)
Net Cash Provided by Operating Activities	1,150.2	2,192.5

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(3,379.3)	(2,611.4)
Collections on retail loans and finance leases	2,991.0	2,276.5
Net decrease in wholesale receivables on used equipment	12.5	22.4
Purchases of marketable debt securities	(693.8)	(499.6)
Proceeds from sales and maturities of marketable debt securities	542.7	474.1
Payments for property, plant and equipment	(381.3)	(426.2)
Acquisitions of equipment for operating leases	(790.5)	(706.7)
Proceeds from asset disposals	686.1	419.3
Other, net	(12.8)	17.3
Net Cash Used in Investing Activities	(1,025.4)	(1,034.3)

FINANCING ACTIVITIES:
Payments of cash dividends	(589.9)	(1,128.9)
Purchases of treasury stock	(1.5)	(41.6)
Proceeds from stock compensation transactions	30.1	41.3
Net decrease in commercial paper, short-term bank loans and other	(303.5)	(1,471.0)
Proceeds from term debt	1,802.1	2,031.3
Payments on term debt	(2,327.2)	(1,419.1)
Net Cash Used in Financing Activities	(1,389.9)	(1,988.0)
Effect of exchange rate changes on cash and cash equivalents	(46.7)	(1.0)
Net Decrease in Cash and Cash Equivalents	(1,311.8)	(830.8)
Cash and cash equivalents at beginning of period	3,539.6	4,175.1
Cash and cash equivalents at end of period	$2,227.8	$3,344.3

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of period	$347.2	$346.5	$346.6	$346.3
Stock compensation		.5	.6	.7
Balance at end of period	347.2	347.0	347.2	347.0

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	128.9	82.7	88.5	61.4
Stock compensation	2.9	31.7	43.3	53.0
Balance at end of period	131.8	114.4	131.8	114.4

TREASURY STOCK, AT COST:
Balance at beginning of period	(1.4)	(41.6)
Purchases	(.1)		(1.5)	(41.6)
Balance at end of period	(1.5)	(41.6)	(1.5)	(41.6)

RETAINED EARNINGS:
Balance at beginning of period	11,738.7	10,679.1	11,005.2	10,398.5
Net income	377.7	385.5	1,340.7	892.6
Cash dividends declared on common stock	(118.3)	(111.0)	(347.8)	(332.9)
Cumulative effect of change in accounting principle				(4.6)
Balance at end of period	11,998.1	10,953.6	11,998.1	10,953.6

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(1,029.6)	(1,289.9)	(1,050.3)	(1,100.1)
Other comprehensive (loss) income	(115.6)	100.9	(94.9)	(88.9)
Balance at end of period	(1,145.2)	(1,189.0)	(1,145.2)	(1,189.0)
Total Stockholders’ Equity	$11,330.4	$10,184.4	$11,330.4	$10,184.4

Cash dividends declared on common stock, per share	$.34	$.32	$1.00	$.96

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2020.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Additional shares	519,900	758,500	678,000	545,300
Antidilutive options	580,400	646,500	583,600	679,000

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table disaggregates Truck, Parts and Other revenues by major sources:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Truck
Truck sales	$3,258.3	$3,324.0	$11,253.7	$8,615.7
Revenues from extended warranties, operating leases and other	194.3	180.0	584.1	504.3
	3,452.6	3,504.0	11,837.8	9,120.0
Parts
Parts sales	1,226.1	987.2	3,528.1	2,756.6
Revenues from dealer services and other	34.1	29.0	104.1	81.9
	1,260.2	1,016.2	3,632.2	2,838.5
Winch sales and other	24.9	18.2	68.8	59.8
Truck, Parts and Other sales and revenues	$4,737.7	$4,538.4	$15,538.8	$12,018.3

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

Truck sales with RVGs that allow customers the option to return their truck are accounted for as a sale when the customer does not have an economic incentive to return the truck to the Company, or as an operating lease when the customer does have an economic incentive to return the truck. The estimate of customers’ economic incentive to return the trucks is based on an analysis of historical guaranteed buyback value and estimated market value. When truck sales with RVGs are accounted for as a sale, revenue is recognized when the truck is transferred to the customer less an amount for expected returns. Expected return rates are estimated by using a historical weighted average return rate over a seven-year period. The estimated value of the truck assets to be returned and the related return liabilities at September 30, 2021 were $672.9 and $702.6, respectively, compared to $627.9 and $664.1 at December 31, 2020, respectively. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $1,194.5 at September 30, 2021.

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the extended warranty or R&M contract periods. See Note F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with an RVG was $81.4 at September 30, 2021. The Company expects to recognize approximately $11.1 of the remaining deferred revenue in 2021, $30.9 in 2022, $17.8 in 2023, $12.9 in 2024 and $8.7 in 2025. For the three and nine months, ended September 30, 2021, total operating lease income from truck sales with RVGs was $24.9 and $75.2, respectively, compared to $26.3 and $76.6 for the three and nine month ended September 30, 2020, respectively. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a lease was $267.0 at September 30, 2021.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Aftermarket parts sales allow for returns which are estimated at the time of sale based on historical data. At September 30, 2021, the estimated value of the returned goods asset and the related return liability were $74.2 and $173.8, respectively, compared to $62.2 and $142.0 at December 31, 2020, respectively. Parts dealer services and other revenues are recognized as services are performed.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at September 30, 2021 or December 31, 2020. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

The following table summarizes Financial Services lease revenues by lease type:

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	2021	2020	2021	2020
Finance lease revenues	$46.7	$45.9	$142.8	$138.3
Operating lease revenues	206.4	198.8	627.9	593.3
Total lease revenues	$253.1	$244.7	$770.7	$731.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Marketable securities at September 30, 2021 and December 31, 2020 consisted of the following:

		UNREALIZED	UNREALIZED	FAIR
At September 30, 2021	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$494.1	$2.4	$.6	$495.9
U.S. corporate securities	208.5	1.3	.3	209.5
U.S. government and agency securities	85.6	1.1		86.7
Non-U.S. corporate securities	435.1	2.4	.8	436.7
Non-U.S. government securities	64.0	.1	.1	64.0
Other debt securities	251.8	1.9	.3	253.4
Marketable equity securities	5.4		2.2	3.2
Total marketable securities	$1,544.5	$9.2	$4.3	$1,549.4

		UNREALIZED	UNREALIZED	FAIR
At December 31, 2020	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$388.1	$4.4	$.1	$392.4
U.S. corporate securities	229.6	3.3		232.9
U.S. government and agency securities	92.1	2.3		94.4
Non-U.S. corporate securities	406.0	5.5		411.5
Non-U.S. government securities	77.0	.5		77.5
Other debt securities	216.9	3.4		220.3
Total marketable securities	$1,409.7	$19.4	$.1	$1,429.0

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $1.6 and $1.9 and gross realized losses were $.1 and $.3 for the nine months periods ended September 30, 2021 and 2020, respectively.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

There were no realized gains (losses) on marketable equity securities for both the three and nine months periods ended September 30, 2021.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	September 30, 2021		December 31, 2020
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$591.6	$2.5	$81.1	$1.3
Unrealized losses	2.0	.1	.1

The unrealized losses on marketable debt securities above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at September 30, 2021 and December 31, 2020. The Company does not currently intend, and it is more likely than not that it will not be required to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Contractual maturities of marketable debt securities at September 30, 2021 were as follows:

	AMORTIZED	FAIR
	COST	VALUE
Within one year	$432.9	$434.7
One to five years	1,083.7	1,089.1
Six to ten years	10.8	10.8
More than ten years	11.7	11.6
	$1,539.1	$1,546.2

NOTE D - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined principally by the last‑in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	September 30	December 31
	2021	2020
Finished products	$687.5	$610.0
Work in process and raw materials	2,027.4	801.9
	2,714.9	1,411.9
Less LIFO reserve	(198.2)	(190.0)
	$2,516.7	$1,221.9

Under the LIFO method of accounting (used for approximately 47% of September 30, 2021 inventories), an actual valuation can be made only at the end of each year based on year-end inventory levels and costs. Accordingly, interim valuations are based on management’s estimates of those year-end amounts.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	September 30	December 31
	2021	2020
Loans	$6,323.9	$5,839.1
Finance leases	3,675.6	3,944.7
Dealer wholesale financing	1,377.1	2,012.4
Operating lease receivables and other	147.5	151.5
	11,524.1	11,947.7
Less allowance for losses:
Loans and leases	(115.9)	(120.4)
Dealer wholesale financing	(2.4)	(3.4)
Operating lease receivables and other	(3.4)	(3.2)
	$11,402.4	$11,820.7

Included in Finance and other receivables, net on the Consolidated Balance Sheets is accrued interest receivable (net of allowance for credit losses) of $25.1 and $35.6 as of September 30, 2021 and December 31, 2020, respectively. The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

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

On average, modifications extended contractual terms by approximately four months in 2021 and three months in 2020, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at September 30, 2021 and December 31, 2020.

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

The allowance for credit losses is summarized as follows:

	2021
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.4	$8.4	$112.0	$3.2	$127.0
Provision for losses	(1.0)	(.7)	3.5	1.4	3.2
Charge-offs			(9.7)	(1.3)	(11.0)
Recoveries			4.1	.2	4.3
Currency translation and other			(1.7)	(.1)	(1.8)
Balance at September 30	$2.4	$7.7	$108.2	$3.4	$121.7

	2020
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL**
Balance at January 1	$4.3	$9.2	$101.4	$3.7	$118.6
Provision for losses	(1.1)	(.8)	28.5	1.0	27.6
Charge-offs			(22.3)	(1.2)	(23.5)
Recoveries			3.6	.4	4.0
Currency translation and other			(1.8)	(.2)	(2.0)
Balance at September 30	$3.2	$8.4	$109.4	$3.7	$124.7

*	Operating leases and other trade receivables.
**	The beginning balance has been adjusted for the adoption of ASU 2016-13.

Information regarding finance receivables evaluated and determined individually and collectively is as follows:

	DEALER		CUSTOMER
At September 30, 2021	WHOLESALE	RETAIL	RETAIL	TOTAL
Amortized cost basis for impaired finance receivables evaluated individually		$1.2	$66.7	$67.9
Allowance for impaired finance receivables determined individually			4.5	4.5
Amortized cost basis for finance receivables evaluated collectively	$1,377.1	1,676.7	8,254.9	11,308.7
Allowance for finance receivables determined collectively	2.4	7.7	103.7	113.8

	DEALER		CUSTOMER
At December 31, 2020	WHOLESALE	RETAIL	RETAIL	TOTAL
Amortized cost basis for impaired finance receivables evaluated individually		$1.2	$86.7	$87.9
Allowance for impaired finance receivables determined individually			5.6	5.6
Amortized cost basis for finance receivables evaluated collectively	$2,012.4	1,701.9	7,994.0	11,708.3
Allowance for finance receivables determined collectively	3.4	8.4	106.4	118.2

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amortized cost basis of finance receivables that are on non-accrual status is as follows:

	September 30	December 31
	2021	2020
Dealer:
Retail	$1.2	$1.2
Customer retail:
Fleet	49.1	78.6
Owner/operator	6.9	8.1
	$57.2	$87.9

Impaired Loans

Impaired loans are summarized below. The impaired loans with a specific reserve represent the unpaid principal balance. The amortized cost basis of impaired loans as of September 30, 2021 and December 31, 2020 was not significantly different than the unpaid principal balance.

	DEALER		CUSTOMER RETAIL
				OWNER/
At September 30, 2021	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve			$14.7	$1.5	$16.2
Associated allowance			(.6)	(.2)	(.8)
			14.1	1.3	15.4
Impaired loans with no specific reserve		$1.2	6.0	.1	7.3
Net carrying amount of impaired loans		$1.2	$20.1	$1.4	$22.7
Average amortized cost basis *		$1.2	$23.7	$1.9	$26.8

*	Represents the average during the 12 months ended September 30, 2021.

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2020	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Impaired loans with a specific reserve			$22.6	$2.1	$24.7
Associated allowance			(1.6)	(.3)	(1.9)
			21.0	1.8	22.8
Impaired loans with no specific reserve		$1.2			1.2
Net carrying amount of impaired loans		$1.2	$21.0	$1.8	$24.0
Average amortized cost basis *	$4.9	$1.9	$24.5	$3.0	$34.3

*	Represents the average during the 12 months ended September 30, 2020.

During the period the loans above were considered impaired, interest income recognized on a cash basis was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Dealer:
Retail				$.1
Customer retail:
Fleet	$.2	$.4	$.6	1.2
Owner/operator		.1		.2
	$.2	$.5	$.6	$1.5

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

	Revolving
At September 30, 2021	Loans	2021	2020	2019	2018	2017	Prior	Total
Dealer:
Wholesale:
Performing	$1,371.8							$1,371.8
Watch	5.3							5.3
	$1,377.1							$1,377.1
Retail:
Performing	$16.1	$329.8	$372.1	$417.8	$226.5	$151.8	$137.5	$1,651.6
Watch		5.9	3.8	9.5	4.7	1.2		25.1
At-risk							1.2	1.2
	$16.1	$335.7	$375.9	$427.3	$231.2	$153.0	$138.7	$1,677.9
Total dealer	$1,393.2	$335.7	$375.9	$427.3	$231.2	$153.0	$138.7	$3,055.0

Customer retail:
Fleet:
Performing		$2,164.2	$2,123.1	$1,411.1	$732.8	$286.5	$109.1	$6,826.8
Watch		1.4	5.0	4.6	7.1	.6	.2	18.9
At-risk		4.9	7.2	29.7	11.7	5.5	.8	59.8
		$2,170.5	$2,135.3	$1,445.4	$751.6	$292.6	$110.1	$6,905.5
Owner/operator:
Performing		$512.9	$429.7	$262.3	$137.9	$49.7	$12.3	$1,404.8
Watch		.6	.9	2.0	.8	.1		4.4
At-risk		.3	1.4	1.9	2.5	.6	.2	6.9
		$513.8	$432.0	$266.2	$141.2	$50.4	$12.5	$1,416.1
Total customer retail		$2,684.3	$2,567.3	$1,711.6	$892.8	$343.0	$122.6	$8,321.6

Total	$1,393.2	$3,020.0	$2,943.2	$2,138.9	$1,124.0	$496.0	$261.3	$11,376.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Revolving
At December 31, 2020	Loans	2020	2019	2018	2017	2016	Prior	Total
Dealer:
Wholesale:
Performing	$2,004.5							$2,004.5
Watch	7.9							7.9
	$2,012.4							$2,012.4
Retail:
Performing	$20.7	$504.2	$474.9	$268.0	$180.1	$100.4	$132.0	$1,680.3
Watch		5.2	10.5	4.5	1.4			21.6
At-risk						1.2		1.2
	$20.7	$509.4	$485.4	$272.5	$181.5	$101.6	$132.0	$1,703.1
Total dealer	$2,033.1	$509.4	$485.4	$272.5	$181.5	$101.6	$132.0	$3,715.5

Customer retail:
Fleet:
Performing		$2,664.9	$1,921.6	$1,203.7	$533.7	$234.2	$65.2	$6,623.3
Watch		13.5	17.8	11.8	5.9	1.5	1.2	51.7
At-risk		8.0	37.0	18.2	12.2	2.4	.8	78.6
		$2,686.4	$1,976.4	$1,233.7	$551.8	$238.1	$67.2	$6,753.6
Owner/operator:
Performing		$554.6	$376.4	$225.1	$105.2	$41.2	$9.1	$1,311.6
Watch		1.6	2.7	2.0	.7	.2	.2	7.4
At-risk		.9	2.1	3.2	1.2	.4	.3	8.1
		$557.1	$381.2	$230.3	$107.1	$41.8	$9.6	$1,327.1
Total customer retail		$3,243.5	$2,357.6	$1,464.0	$658.9	$279.9	$76.8	$8,080.7

Total	$2,033.1	$3,752.9	$2,843.0	$1,736.5	$840.4	$381.5	$208.8	$11,796.2

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

	DEALER		CUSTOMER RETAIL
				OWNER/
At September 30, 2021	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$1,377.1	$1,677.9	$6,885.8	$1,407.0	$11,347.8
31 – 60 days past due			4.6	3.6	8.2
Greater than 60 days past due			15.1	5.5	20.6
	$1,377.1	$1,677.9	$6,905.5	$1,416.1	$11,376.6

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2020	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,012.4	$1,703.1	$6,718.3	$1,314.7	$11,748.5
31 – 60 days past due			12.3	6.5	18.8
Greater than 60 days past due			23.0	5.9	28.9
	$2,012.4	$1,703.1	$6,753.6	$1,327.1	$11,796.2

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Troubled Debt Restructurings

The balance of TDRs was $46.7 and $63.1 at September 30, 2021 and December 31, 2020, respectively. At modification date, the pre-modification and post-modification amortized cost basis balances for finance receivables modified during the period by portfolio class are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	AMORTIZED COST BASIS		AMORTIZED COST BASIS
	PRE- MODIFICATION	POST- MODIFICATION	PRE- MODIFICATION	POST- MODIFICATION
Fleet	$1.0	$1.0	$5.8	$5.7
Owner/operator			1.0	1.0
	$1.0	$1.0	$6.8	$6.7

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	AMORTIZED COST BASIS		AMORTIZED COST BASIS
	PRE- MODIFICATION	POST- MODIFICATION	PRE- MODIFICATION	POST- MODIFICATION
Fleet	$7.5	$7.5	$46.5	$46.5
Owner/operator	1.1	1.1	2.2	2.2
	$8.6	$8.6	$48.7	$48.7

The effect on the allowance for credit losses from such modifications was not significant at September 30, 2021 and 2020.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the nine months ended September 30, 2021 and 2020 were nil and $2.0, respectively.

There were nil and $2.0 of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off in the nine months ended September 30, 2021 and 2020, respectively.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at September 30, 2021 and December 31, 2020 was $4.4 and $18.1, respectively. Proceeds from the sales of repossessed assets were $33.9 and $61.7 for the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2021	2020
Balance at January 1	$389.7	$440.0
Cost accruals	218.9	217.8
Payments	(309.7)	(328.1)
Change in estimates for pre-existing warranties	43.4	65.1
Currency translation and other	(5.0)	.1
Balance at September 30	$337.3	$394.9

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2021	2020
Balance at January 1	$795.8	$801.4
Deferred revenues	350.7	293.1
Revenues recognized	(363.8)	(322.1)
Currency translation	(15.5)	6.0
Balance at September 30	$767.2	$778.4

The Company expects to recognize approximately $68.5 of the remaining deferred revenue on extended warranties and R&M contracts in 2021, $265.4 in 2022, $224.6 in 2023, $125.2 in 2024, $54.1 in 2025 and $29.4 thereafter.

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Net income	$377.7	$385.5	$1,340.7	$892.6
Other comprehensive income (loss) (OCI):
Unrealized gains (losses) on derivative contracts	8.2	(17.9)	29.4	1.3
Tax effect	(1.6)	3.4	(7.6)	.6
	6.6	(14.5)	21.8	1.9
Unrealized (losses) gains on marketable debt securities	(3.4)		(12.2)	12.4
Tax effect	.7		2.9	(3.0)
	(2.7)		(9.3)	9.4
Pension plans	22.7	3.4	49.0	45.7
Tax effect	(5.4)	(.6)	(11.6)	(10.8)
	17.3	2.8	37.4	34.9
Foreign currency translation (losses) gains	(136.8)	112.6	(144.8)	(135.1)
Net other comprehensive (loss) income	(115.6)	100.9	(94.9)	(88.9)
Comprehensive income	$262.1	$486.4	$1,245.8	$803.7

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity consisted of the following:

Three Months Ended September 30, 2021	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at July 1, 2021	$(14.0)	$8.0	$(558.0)	$(465.6)	$(1,029.6)
Recorded into AOCI	35.3	(2.5)	6.1	(136.8)	(97.9)
Reclassified out of AOCI	(28.7)	(.2)	11.2		(17.7)
Net other comprehensive income (loss)	6.6	(2.7)	17.3	(136.8)	(115.6)
Balance at September 30, 2021	$(7.4)	$5.3	$(540.7)	$(602.4)	$(1,145.2)

Three Months Ended September 30, 2020	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at July 1, 2020	$1.1	$15.5	$(485.6)	$(820.9)	$(1,289.9)
Recorded into AOCI	(46.9)	.4	(6.4)	112.6	59.7
Reclassified out of AOCI	32.4	(.4)	9.2		41.2
Net other comprehensive (loss) income	(14.5)		2.8	112.6	100.9
Balance at September 30, 2020	$(13.4)	$15.5	$(482.8)	$(708.3)	$(1,189.0)

Nine Months Ended September 30, 2021	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2021	$(29.2)	$14.6	$(578.1)	$(457.6)	$(1,050.3)
Recorded into AOCI	42.8	(8.2)	3.3	(144.8)	(106.9)
Reclassified out of AOCI	(21.0)	(1.1)	34.1		12.0
Net other comprehensive income (loss)	21.8	(9.3)	37.4	(144.8)	(94.9)
Balance at September 30, 2021	$(7.4)	$5.3	$(540.7)	$(602.4)	$(1,145.2)

Nine Months Ended September 30, 2020	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2020	$(15.3)	$6.1	$(517.7)	$(573.2)	$(1,100.1)
Recorded into AOCI	14.5	10.6	2.4	(135.1)	(107.6)
Reclassified out of AOCI	(12.6)	(1.2)	32.5		18.7
Net other comprehensive income (loss)	1.9	9.4	34.9	(135.1)	(88.9)
Balance at September 30, 2020	$(13.4)	$15.5	$(482.8)	$(708.3)	$(1,189.0)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	September 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2021	2020
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$1.3	$(10.6)
	Cost of sales and revenues	(3.5)	2.5
	Interest and other (income), net	(.5)	(.4)
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(35.4)	50.5
	Pre-tax expense (reduction) increase	(38.1)	42.0
	Tax expense (benefit)	9.4	(9.6)
	After-tax expense (reduction) increase	(28.7)	32.4
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.3)	(.6)
	Tax expense	.1	.2
	After-tax income increase	(.2)	(.4)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	14.7	11.1
Prior service costs	Interest and other (income), net	.2	.4
Settlement loss	Interest and other (income), net		.5
	Pre-tax expense increase	14.9	12.0
	Tax benefit	(3.7)	(2.8)
	After-tax expense increase	11.2	9.2
Total reclassifications out of AOCI		$(17.7)	$41.2

		Nine Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	September 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2021	2020
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$14.9	$(22.2)
	Cost of sales and revenues	2.5	.2
	Interest and other (income), net	(.2)	(5.2)
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(45.9)	13.2
	Pre-tax expense reduction	(28.7)	(14.0)
	Tax expense	7.7	1.4
	After-tax expense reduction	(21.0)	(12.6)
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(1.5)	(1.6)
	Tax expense	.4	.4
	After-tax income increase	(1.1)	(1.2)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	44.2	33.1
Prior service costs	Interest and other (income), net	.6	1.1
Settlement loss	Interest and other (income), net		8.5
	Pre-tax expense increase	44.8	42.7
	Tax benefit	(10.7)	(10.2)
	After-tax expense increase	34.1	32.5
Total reclassifications out of AOCI		$12.0	$18.7

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Stock Compensation Plans

Stock-based compensation expense was $2.6 and $12.0 for the three and nine months ended September 30, 2021, respectively and $2.3 and $10.5 for the three and nine months ended September 30, 2020, respectively.

During the nine months of 2021, the Company issued 628,779 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first nine months of 2021, the Company acquired no treasury shares under the Company’s common stock repurchase plans. The Company acquired 16,688 shares under the Company’s Long-Term Incentive Plan. Stock repurchases of $390.0 million remain authorized under the current $500.0 million program approved by the PACCAR Board of Directors on December 4, 2018.

NOTE H - Income Taxes

The effective tax rate for the third quarter of 2021 was 21.8% compared to 21.3% for the third quarter of 2020. The effective tax rate for the first nine months of 2021 was 22.4 % compared to 21.4% for the first nine months of 2020. The higher effective tax rate in the third quarter and first nine months of 2021 was primarily due to the change in mix of income generated in jurisdictions with higher tax rates in 2021 as compared to 2020.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Net sales and revenues:
Truck	$3,555.1	$3,675.8	$12,249.5	$9,469.9
Less intersegment	(102.5)	(171.8)	(411.7)	(349.9)
External customers	3,452.6	3,504.0	11,837.8	9,120.0
Parts	1,275.2	1,029.4	3,677.8	2,874.7
Less intersegment	(15.0)	(13.2)	(45.6)	(36.2)
External customers	1,260.2	1,016.2	3,632.2	2,838.5
Other	24.9	18.2	68.8	59.8
	4,737.7	4,538.4	15,538.8	12,018.3
Financial Services	409.1	397.6	1,297.4	1,141.6
	$5,146.8	$4,936.0	$16,836.2	$13,159.9
Income before income taxes:
Truck	$78.5	$210.1	$603.0	$347.0
Parts	280.8	210.2	797.7	576.8
Other	2.3	7.7	12.4	22.8
	361.6	428.0	1,413.1	946.6
Financial Services	120.1	55.5	303.0	159.3
Investment income	1.6	6.4	11.5	30.2
	$483.3	$489.9	$1,727.6	$1,136.1
Depreciation and amortization:
Truck	$63.5	$73.3	$204.2	$218.8
Parts	2.8	3.0	8.6	8.0
Other	5.3	5.5	16.0	15.8
	71.6	81.8	228.8	242.6
Financial Services	138.3	184.4	463.5	536.9
	$209.9	$266.2	$692.3	$779.5

NOTE J - Derivative Financial Instruments

As part of its risk management strategy, the Company enters into derivative contracts to hedge against the risks of interest rates, foreign currency rates and commodity prices. Certain derivative instruments designated as fair value hedges, cash flow hedges or net investment hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as derivatives not designated as hedging instruments. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. All of the Company’s interest-rate, commodity as well as certain foreign-exchange contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral.

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $43.7 at September 30, 2021.

The Company assesses hedges at inception and on an ongoing basis to determine that the designated derivatives are highly effective in offsetting changes in fair values or cash flow of the hedged items. Hedge accounting is discontinued prospectively when the Company determines that a derivative financial instrument has ceased to be a highly effective hedge. Cash flows from derivative instruments are included in Operating activities in the Condensed Consolidated Statements of Cash Flows.

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

At September 30, 2021, the notional amount of the Company’s interest-rate contracts was $3,681.5. Notional maturities for all interest-rate contracts are $15.4 for the remainder of 2021, $932.9 for 2022, $740.9 for 2023, $718.0 for 2024, $628.7 for 2025, $264.5 for 2026 and $381.1 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At September 30, 2021, the notional amount of the outstanding foreign-exchange contracts was $1,793.8. Foreign-exchange contracts mature within one year.

Commodity Contracts: The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks. The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. At September 30, 2021, the notional amount of the outstanding commodity contracts was $97.7. Commodity contracts mature within one year.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	September 30, 2021		December 31, 2020
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$18.7		$16.4
Deferred taxes and other liabilities		$54.3		$116.1
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	22.9		2.7
Accounts payable, accrued expenses and other		5.7		35.9
Financial Services:
Other current assets	1.7
Deferred taxes and other liabilities		.5		1.2
Commodity contracts:
Truck, Parts and Other:
Other current assets		9.8
	$43.3	$70.3	$19.1	$153.2
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.2		$1.1
Accounts payable, accrued expenses and other		$1.5		$3.3
Financial Services:
Other assets	.2		.3
Deferred taxes and other liabilities		.1		3.4
	$.4	$1.6	$1.4	$6.7
Gross amounts recognized in Balance Sheets	$43.7	$71.9	$20.5	$159.9
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	$(4.1)	$(4.1)	$(2.1)	$(2.1)
Financial Services:
Foreign-exchange contracts	(.5)	(.5)
Interest-rate contracts	(8.5)	(8.5)	(12.0)	(12.0)
Pro forma net amount	$30.6	$58.8	$6.4	$145.8

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the amount of loss (gain) from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$1.3		$14.9
Cost of sales and revenues
Cash flow hedges		(3.5)		2.5
Derivatives not designated as hedging instruments		17.8		8.8
Interest and other (income), net
Cash flow hedges		(.5)		(.2)
Net investment hedges		(.7)		(2.4)
Derivatives not designated as hedging instruments		(.6)		1.0
		$13.8		$24.6
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$(35.4)		$(45.9)
Fair value hedges			.1
Derivatives not designated as hedging instruments		$(.3)		$(.7)
	$(35.4)	$(.3)	$(45.8)	$(.7)
Total	$(35.4)	$13.5	$(45.8)	$23.9

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$(10.6)		$(22.2)
Cost of sales and revenues
Cash flow hedges		2.5		.2
Derivatives not designated as hedging instruments		(.8)		.4
Interest and other (income), net
Cash flow hedges		(.4)		(5.2)
Net investment hedges		(1.0)		(4.5)
Derivatives not designated as hedging instruments				(19.3)
		$(10.3)		$(50.6)
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$50.5		$13.2
Fair value hedges	.2		.7
Derivatives not designated as hedging instruments		$6.9		$(1.9)
Selling, general and administrative		.1
	$50.7	$7.0	$13.9	$(1.9)
Total	$50.7	$(3.3)	$13.9	$(52.5)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	September 30	December 31
	2021	2020
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$561.0	$90.9
Cumulative basis adjustment included in the carrying amount	3.3	(.9)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(.2) and $(.4) as of September 30, 2021 and December 31, 2020, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts and all commodity contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.8 years.

The following tables presents the pre-tax effects of gain (loss) on cash flow hedges recognized in other comprehensive income (loss) (OCI):

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	INTEREST-	FOREIGN-		INTEREST-	FOREIGN-
	RATE	EXCHANGE	COMMODITY	RATE	EXCHANGE	COMMODITY
Gain (loss) recognized in OCI:
Truck, Parts and Other		$2.3	$(9.8)		$(6.7)	$(9.8)
Financial Services	$43.4	.6		$67.1	(2.3)
	$43.4	$2.9	$(9.8)	$67.1	$(9.0)	$(9.8)

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	INTEREST-	FOREIGN-		INTEREST-	FOREIGN-
	RATE	EXCHANGE	COMMODITY	RATE	EXCHANGE	COMMODITY
(Loss) gain recognized in OCI:
Truck, Parts and Other		$(10.8)			$42.6
Financial Services	$(49.1)			$(27.3)
	$(49.1)	$(10.8)		$(27.3)	$42.6

The amount of loss recorded in AOCI at September 30, 2021 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $15.7, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil for both the three and nine months ended September 30, 2021 and 2020.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At September 30, 2021, the notional amount of the outstanding net investment hedges was $360.7. For the three and nine months ended September 30, 2021, the pre-tax gain recognized in OCI for the net investment hedges was $8.3 and $17.9, respectively.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Derivative Financial Instruments: The Company’s derivative contracts consist of interest-rate swaps, cross currency swaps, foreign currency exchange and commodity contracts. These derivative contracts are traded over the counter, and their fair value is determined using industry standard valuation models, which are based on the income approach (i.e., discounted cash flows). The significant observable inputs into the valuation models include interest rates, yield curves, currency exchange rates, credit default swap spreads, forward rates and commodity prices and are categorized as Level 2.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At September 30, 2021	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$495.9	$495.9
U.S. corporate securities		209.5	209.5
U.S. government and agency securities	$86.7		86.7
Non-U.S. corporate securities		436.7	436.7
Non-U.S. government securities		64.0	64.0
Other debt securities		253.4	253.4
Total marketable debt securities	$86.7	$1,459.5	$1,546.2

Marketable equity securities	$3.2		$3.2
Total marketable securities	$89.9	$1,459.5	$1,549.4
Derivatives
Cross currency swaps		$12.7	$12.7
Interest-rate swaps		6.0	6.0
Foreign-exchange contracts		25.0	25.0
Total derivative assets		$43.7	$43.7
Liabilities:
Derivatives
Cross currency swaps		$31.7	$31.7
Interest-rate swaps		22.6	22.6
Foreign-exchange contracts		7.8	7.8
Commodity contracts		9.8	9.8
Total derivative liabilities		$71.9	$71.9

At December 31, 2020	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$392.4	$392.4
U.S. corporate securities		232.9	232.9
U.S. government and agency securities	$86.5	7.9	94.4
Non-U.S. corporate securities		411.5	411.5
Non-U.S. government securities		77.5	77.5
Other debt securities		220.3	220.3
Total marketable debt securities	$86.5	$1,342.5	$1,429.0
Derivatives
Cross currency swaps		$14.8	$14.8
Interest-rate swaps		1.6	1.6
Foreign-exchange contracts		4.1	4.1
Total derivative assets		$20.5	$20.5
Liabilities:
Derivatives
Cross currency swaps		$77.6	$77.6
Interest-rate swaps		38.5	38.5
Foreign-exchange contracts		43.8	43.8
Total derivative liabilities		$159.9	$159.9

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	September 30, 2021		December 31, 2020
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$5,891.2	$5,984.7	$5,319.2	$5,429.5
Liabilities:
Financial Services fixed rate debt	6,629.7	6,716.8	6,482.0	6,648.6

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Service cost	$37.6	$32.8	$113.0	$98.0
Interest on projected benefit obligation	16.7	20.8	50.0	62.1
Expected return on assets	(51.1)	(47.6)	(153.4)	(142.3)
Amortization of prior service costs	.2	.4	.6	1.1
Recognized actuarial loss	14.7	11.1	44.2	33.1
Settlement loss		.5		8.5
Net pension expense	$18.1	$18.0	$54.4	$60.5

The components of net pension expense other than service cost are included in Interest and other (income), net on the Consolidated Statements of Comprehensive Income.

During the three and nine months ended September 30, 2021, the Company contributed $6.3 and $19.2 to its pension plans, respectively, and $86.7 and $126.6 for the three and nine months ended September 30, 2020, respectively.

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

Third Quarter Financial Highlights:

•	Worldwide net sales and revenues were $5.15 billion in 2021 compared to $4.94 billion in 2020, primarily due to higher parts revenues and favorable currency translation effects.
•	Truck revenues were $3.45 billion in 2021 compared to $3.50 billion in 2020 primarily due to lower truck deliveries in U.S. and Canada.
•	Parts sales were a record $1.26 billion in 2021 compared to $1.02 billion in 2020 reflecting higher demand in all markets.
•	Financial Services revenues were $409.1 million in 2021 compared to $397.6 million in 2020 primarily due to higher rental income.
•	Net income was $377.7 million ($1.08 per diluted share) in 2021 compared to $385.5 million ($1.11 per diluted share) in 2020.
•	Capital investments were $133.0 million in 2021 compared to $130.0 million in 2020.
•	Research and development (R&D) expenses were $72.5 million in 2021 compared to $64.7 million in 2020.

First Nine Months Financial Highlights:

•	Worldwide net sales and revenues were $16.84 billion in 2021 compared to $13.16 billion in 2020, primarily due to higher truck and parts revenues.
•	Truck revenues were $11.84 billion in 2021 compared to $9.12 billion in 2020 primarily due to higher truck deliveries in all markets.
•	Parts sales were a record $3.63 billion in 2021 compared to $2.84 billion in 2020 reflecting higher demand in all markets.
•	Financial Services revenues were a record $1.30 billion in 2021 compared to $1.14 billion in 2020 primarily due to higher used truck sales.
•

Net income was $1.34 billion ($3.85 per diluted share) in 2021 compared to $892.6 million ($2.57 per diluted share) in 2020 due to higher Truck, Parts and Financial Services revenues and operating results.

•	Capital investments were $347.4 million in 2021 compared to $438.8 million in 2020.
•	Research and development (R&D) expenses were $237.0 million in 2021 compared to $202.2 million in 2020.

In the third quarter of 2021, Peterbilt and Kenworth began production of the next generation heavy-duty Peterbilt 579 and Kenworth T680 trucks. The new vehicles were announced earlier this year and feature new exterior designs with optimized aerodynamic shapes and are powered by the PACCAR MX-13 and MX-11 engines with the integrated PACCAR transmission. DAF began producing the new generation DAF XF, XG and XG+ trucks, which take full advantage of new European regulations governing truck design. All the new models feature a customizable digital display.

Peterbilt and Kenworth began production of their all-new medium-duty trucks in the third quarter of 2021. The new Class 5-7 vehicles feature best-in-class attributes including an eight-inch wider cab with three-person seating, improved ingress and egress, 50% reduced interior noise and enhanced driver visibility. Medium-duty PACCAR PX-7 or PX-9 engines are paired with the newly introduced 8-speed automatic PACCAR TX-8 transmission to provide up to 350 horsepower and 1,000 lb.-ft. of torque.

Peterbilt delivered ten Model 579EV battery electric trucks in the third quarter of 2021 which will operate at the Port of Oakland and will deliver five more in the fourth quarter to the Port of Long Beach. Kenworth delivered ten T680E hydrogen fuel cell trucks to the Port of Los Angeles for field trials with partners Shell, Toyota and UPS.

PACCAR is collaborating with Aurora, a leading autonomous driving technology company, and FedEx, one of the largest transportation and logistics companies in the world, and has launched a commercial test program of autonomous trucks in linehaul trucking operations. The Company’s autonomous enabled trucks configured with the Aurora Driver are hauling FedEx loads between Dallas and Houston, a 500-mile round trip, along the I-45 corridor. The trucks operate autonomously, with a backup driver for additional safety.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $14.94 billion. PFS issued $1.67 billion in medium-term notes during the first nine months of 2021 to support new business volume and repay maturing debt.

Truck Outlook

Truck industry retail sales in the U.S. and Canada in 2021 are expected to be 230,000 to 250,000 units compared to 216,500 in 2020. Estimates for the U.S. and Canada truck industry retail sales in 2022 are in the range of 250,000 to 290,000 units. In Europe, 2021 truck industry registrations for over 16-tonne vehicles are expected to be 260,000 to 280,000 units compared to 230,400 in 2020. The European truck industry registrations in the above 16-tonne truck market in 2022 are projected to be in a range 260,000 to 300,000 units. In South America, heavy-duty truck industry registrations in 2021 are projected to be 120,000 to 130,000 as compared to 91,000 in 2020. Heavy-duty truck industry sales in South America in 2022 are projected to be in a range of 130,000 to 140,000 units.

The Company has been affected by an industry-wide undersupply of semiconductor chips which reduced truck deliveries by approximately 7,000 vehicles in the third quarter of 2021 and resulted in approximately 10,500 trucks in inventory awaiting components at the end of the quarter. The Company anticipates the semiconductor shortage will continue to temper deliveries in the fourth quarter of the year and into 2022.

Parts Outlook

In 2021, PACCAR Parts sales are expected to increase 22-24% compared to 2020 levels reflecting strong freight demand. In 2022, PACCAR Parts sales are expected to increase 5-8% from 2021 levels.

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2021 are expected to be comparable to 2020. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. In 2022, average earning assets are expected to increase 1-3% compared to 2021.

Capital Investments and R&D Outlook

Capital investments in 2021 are expected to be $525 to $550 million and R&D is expected to be $320 to $330 million. In 2022, capital investments are projected to be $425 to $475 million and R&D is expected to be $350 to $400 million. The Company is investing to grow its business with new aerodynamic truck models, clean diesel and zero emissions powertrain technologies, advanced driver assistance systems, connected vehicle services and next-generation manufacturing and distribution capabilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three and nine months ended September 30, 2021 and 2020 are presented below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions, except per share amounts)	2021	2020	2021	2020
Net sales and revenues:
Truck	$3,452.6	$3,504.0	$11,837.8	$9,120.0
Parts	1,260.2	1,016.2	3,632.2	2,838.5
Other	24.9	18.2	68.8	59.8
Truck, Parts and Other	4,737.7	4,538.4	15,538.8	12,018.3
Financial Services	409.1	397.6	1,297.4	1,141.6
	$5,146.8	$4,936.0	$16,836.2	$13,159.9
Income before income taxes:
Truck	$78.5	$210.1	$603.0	$347.0
Parts	280.8	210.2	797.7	576.8
Other	2.3	7.7	12.4	22.8
Truck, Parts and Other	361.6	428.0	1,413.1	946.6
Financial Services	120.1	55.5	303.0	159.3
Investment income	1.6	6.4	11.5	30.2
Income taxes	(105.6)	(104.4)	(386.9)	(243.5)
Net income	$377.7	$385.5	$1,340.7	$892.6
Diluted earnings per share	$1.08	$1.11	$3.85	$2.57
After-tax return on revenues	7.3%	7.8%	8.0%	6.8%

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

2021 Compared to 2020:

Truck

The Company’s Truck segment accounted for 67% and 70% of revenues in the third quarter and first nine months of 2021, respectively, compared to 71% and 69% in the third quarter and first nine months of 2020, respectively.

The Company’s new truck deliveries are summarized below:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2021	2020	% CHANGE	2021	2020	% CHANGE
U.S. and Canada	17,200	20,700	(17)	62,800	52,200	20
Europe	9,700	10,500	(8)	35,200	28,500	24
Mexico, South America, Australia and other	5,900	4,800	23	17,100	11,800	45
Total units	32,800	36,000	(9)	115,100	92,500	24

For the third quarter of 2021, the decrease in new truck deliveries worldwide compared to the same period of 2020 reflected the impact of the industry-wide undersupply of semiconductor chips. The increase in new truck deliveries worldwide in the first nine months of 2021 compared to the same period of 2020 was driven by higher build rates and increased demand in all markets. Deliveries in the same period of 2020 reflect the lower build rates caused by lower demand partially as a result of the COVID-19 pandemic.

Market share data discussed below is provided by third party sources and is measured by either registrations or retail sales for the Company’s dealer network as a percentage of total registrations or retail sales depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In the first nine months of 2021, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 185,000 units from 151,600 units in the same period of 2020. The Company’s heavy-duty truck retail market share was 29.6% in the first nine months of 2021 compared to 29.7% in the first nine months of 2020. The medium-duty market was 62,200 units in the first nine months of 2021 compared to 53,200 units in the same period of 2020. The Company’s medium-duty market share was 20.6% in the first nine months of 2021 compared to 23.3% in the first nine months of 2020.

The over 16‑tonne truck market in Europe in the first nine months of 2021 was 207,000 units compared to 160,900 units in the first nine months of 2020. DAF over 16‑tonne market share was a 15.8% in the first nine months of 2021 compared to 16.2% in the same period of 2020. The 6 to 16‑tonne market in the first nine months of 2021 was 31,800 units compared to 29,700 units in the same period of 2020. DAF market share in the 6 to 16-tonne market in the first nine months of 2021 was 10.2% compared to 9.4% in the same period of 2020.

The Company’s worldwide truck net sales and revenues are summarized below:

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2021	2020	% CHANGE	2021	2020	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$1,996.1	$2,251.8	(11)	$7,094.3	$5,724.8	24
Europe	829.5	771.1	8	2,948.6	2,252.2	31
Mexico, South America, Australia and other	627.0	481.1	30	1,794.9	1,143.0	57
	$3,452.6	$3,504.0	(1)	$11,837.8	$9,120.0	30
Truck income before income taxes	$78.5	$210.1	63	$603.0	$347.0	74
Pre-tax return on revenues	2.3%	6.0%		5.1%	3.8%

The Company’s worldwide truck net sales and revenues in the third quarter decreased to $3.45 billion in 2021 from $3.50 billion in 2020, primarily due to lower truck deliveries in U.S. and Canada. In the first nine months, worldwide truck net sales and revenues increased to $11.84 billion in 2021 from $9.12 billion in 2020 due to higher truck unit deliveries in all markets and favorable currency translation effects.

For the third quarter of 2021, the Truck segment income before income taxes and pretax return on revenues reflect the impact of lower truck unit deliveries and lower margins, driven primarily by the industry-wide undersupply of semiconductor chips. For the first nine months of 2021, Truck segment income before income taxes and pretax return on revenues reflect higher truck unit deliveries and higher margins, primarily due to increased demand in all markets and higher build rates. In the first nine months of 2020, Truck segment income before taxes and pretax return on revenues reflect the impact of lower truck unit deliveries and lower margins and the worldwide truck plant closures (primarily second quarter) as a result of the COVID-19 pandemic.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended September 30, 2021 and 2020 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended September 30, 2020	$3,504.0	$3,208.4	$295.6
(Decrease) increase
Truck sales volume	(246.6)	(202.3)	(44.3)
Average truck sales prices	140.1		140.1
Average per truck material, labor and other direct costs		147.3	(147.3)
Factory overhead and other indirect costs		71.0	(71.0)
Extended warranties, operating leases and other	11.5	(5.4)	16.9
Currency translation	43.6	36.6	7.0
Total increase (decrease)	(51.4)	47.2	(98.6)
Three Months Ended September 30, 2021	$3,452.6	$3,255.6	$197.0

•	Truck sales volume reflects lower unit deliveries, primarily in the U.S. and Canada ($378.2 million sales and $324.5 million cost of sales) due to an industry-wide undersupply of semiconductor chips.
•	Average truck sales prices increased sales by $140.1 million primarily due to higher price realization.
•	Average cost per truck increased cost of sales by $147.3 million, primarily reflecting higher raw material costs, labor and freight.
•	Factory overhead and other indirect costs increased $71.0 million primarily due to higher labor costs.
•

Extended warranties, operating leases and other revenues increased by $11.5 million primarily due to higher revenues from service contracts. Cost of sales decreased by $5.4 million primarily due to lower losses on used trucks and impairments in Europe due to an improved used truck market, partially offset by higher costs on extended warranty and service contracts.

•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro as well the Canadian dollar and Australian dollar relative to the U.S. dollar.
•	Truck gross margin was 5.7% in the third quarter of 2021 compared to 8.4% in the same period of 2020 due to the factors noted above.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the nine months ended September 30, 2021 and 2020 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Nine Months Ended September 30, 2020	$9,120.0	$8,476.6	$643.4
Increase (decrease)
Truck sales volume	2,148.5	1,803.8	344.7
Average truck sales prices	187.2		187.2
Average per truck material, labor and other direct costs		104.9	(104.9)
Factory overhead and other indirect costs		170.7	(170.7)
Extended warranties, operating leases and other	49.8	16.9	32.9
Currency translation	332.3	296.9	35.4
Total increase	2,717.8	2,393.2	324.6
Nine Months Ended September 30, 2021	$11,837.8	$10,869.8	$968.0

•

Truck sales volume reflects higher unit deliveries in all markets, primarily in the U.S. and Canada ($1.15 billion sales and $940.7 million cost of sales) and Europe ($561.0 million sales and $476.2 million cost of sales) due to increased demand.

•	Average truck sales prices increased sales by $187.2 million primarily due to higher price realization in the U.S. and Canada, Europe and Brasil.
•	Average cost per truck increased cost of sales by $104.9 million, primarily reflecting higher raw material costs, partially offset by lower product support costs.
•	Factory overhead and other indirect costs increased $170.7 million primarily due to higher labor costs.
•

Extended warranties, operating leases and other revenues increased by $49.8 million primarily due to higher revenues from service contracts, partially offset by lower revenues from operating leases as a result of decreasing portfolio. Cost of sales increased by $16.9 million primarily due to higher costs from service contracts, partially offset by lower losses on used trucks and impairments in Europe due to an improved used truck market.

•

The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro as well the Australian and Canadian dollar relative to the U.S. dollar, partially offset by a decline in the value of the Brazilian real.

•	Truck gross margin was 8.2% in the nine months of 2021 compared to 7.1% in the same period of 2020 due to the factors noted above.

Truck SG&A expense increased in the third quarter of 2021 to $66.4 million from $40.0 million in 2020, and for the first nine months of 2021, Truck SG&A increased to $191.4 million from $144.7 million in 2020. The increase in both periods was primarily due to higher salaries and related expenses and higher professional expenses.

As a percentage of sales, Truck SG&A increased to 1.9% in the third quarter compared to 1.1% in the same period of 2020, primarily due to higher spending. For the first nine months, Truck SG&A as a percentage of sales was 1.6% for both 2021 and 2020.

Parts

The Company’s Parts segment accounted for 24% and 22% of revenues in the third quarter and first nine months of 2021, respectively, compared to 21% and 22% in the third quarter and first nine months of 2020, respectively.

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2021	2020	% CHANGE	2021	2020	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$850.9	$692.4	23	$2,427.4	$1,956.6	24
Europe	287.3	228.6	26	861.5	630.4	37
Mexico, South America, Australia and other	122.0	95.2	28	343.3	251.5	37
	$1,260.2	$1,016.2	24	$3,632.2	$2,838.5	28
Parts income before income taxes	$280.8	$210.2	34	$797.7	$576.8	38
Pre-tax return on revenues	22.3%	20.7%		22.0%	20.3%

The Company’s worldwide parts net sales and revenues for the third quarter increased to a record $1.26 billion in 2021 from $1.02 billion in 2020. For the first nine months, worldwide parts net sales and revenues increased to a record $3.63 billion in 2021 from $2.84 billion in 2020. The increase in both periods was primarily due to higher demand in all markets and favorable currency translation effects.

For the third quarter and first nine months of 2021, the increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher sales volume and higher margins, as well as favorable currency translation effects.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the three months ended September 30, 2021 and 2020 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended September 30, 2020	$1,016.2	$735.1	$281.1
Increase (decrease)
Aftermarket parts volume	168.5	113.2	55.3
Average aftermarket parts sales prices	65.7		65.7
Average aftermarket parts direct costs		39.3	(39.3)
Warehouse and other indirect costs		10.9	(10.9)
Currency translation	9.8	4.5	5.3
Total increase	244.0	167.9	76.1
Three Months Ended September 30, 2021	$1,260.2	$903.0	$357.2

•	Aftermarket parts sales volume increased by $168.5 million and related cost of sales increased by $113.2 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $65.7 million primarily due to higher price realization in North America and Europe.
•	Average aftermarket parts direct costs increased $39.3 million due to higher material and freight costs.
•	Warehouse and other indirect costs increased $10.9 million primarily due to higher salaries and related expenses.
•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar.
•	Parts gross margins in the third quarter of 2021 increased to 28.3% from 27.7% in the third quarter of 2020 due to the factors noted above.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the nine months ended September 30, 2021 and 2020 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Nine Months Ended September 30, 2020	$2,838.5	$2,064.9	$773.6
Increase (decrease)
Aftermarket parts volume	557.4	370.9	186.5
Average aftermarket parts sales prices	158.0		158.0
Average aftermarket parts direct costs		99.5	(99.5)
Warehouse and other indirect costs		24.6	(24.6)
Currency translation	78.3	46.0	32.3
Total increase	793.7	541.0	252.7
Nine Months Ended September 30, 2021	$3,632.2	$2,605.9	$1,026.3

•	Aftermarket parts sales volume increased by $557.4 million and related cost of sales increased by $370.9 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $158.0 million primarily due to higher price realization in North America and Europe.
•	Average aftermarket parts direct costs increased $99.5 million due to higher material costs.
•	Warehouse and other indirect costs increased $24.6 million primarily due to higher salaries and related expenses and higher shipping costs due to increased volumes.
•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro and the Australian dollar relative to the U.S. dollar.
•	Parts gross margins in the first nine months of 2021 increased to 28.3% from 27.3% in the first nine months of 2020 due to the factors noted above.

Parts SG&A expense increased in the third quarter of 2021 to $53.4 million from $48.5 million in 2020, and for the first nine months, Parts SG&A increased to $158.1 million in 2021 from $142.5 million in 2020. The increase in both periods was primarily due to higher salaries and related expenses and favorable currency translation effects, partially offset by lower sales and marketing costs.

As a percentage of sales, Parts SG&A was 4.2% and 4.4% in the third quarter and first nine months of 2021, respectively, compared to 4.8% and 5.0% in the third quarter and first nine months of 2020, respectively.

Financial Services

The Company’s Financial Services segment accounted for 8% of revenues in both the third quarter and first nine months of 2021, compared to 8% and 9% in the third quarter and first nine months of 2020, respectively.

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2021	2020	% CHANGE	2021	2020	% CHANGE
New loan and lease volume:
U.S. and Canada	$834.6	$857.8	(3)	$2,533.6	$2,101.6	21
Europe	278.4	269.5	3	945.9	741.7	28
Mexico, Australia and other	252.5	206.8	22	717.9	514.7	39
	$1,365.5	$1,334.1	2	$4,197.4	$3,358.0	25
New loan and lease volume by product:
Loans and finance leases	$1,128.1	$1,076.6	5	$3,460.9	$2,687.6	29
Equipment on operating lease	237.4	257.5	(8)	736.5	670.4	10
	$1,365.5	$1,334.1	2	$4,197.4	$3,358.0	25
New loan and lease unit volume:
Loans and finance leases	9,040	9,490	(5)	28,890	24,260	19
Equipment on operating lease	2,680	2,620	2	8,040	6,930	16
	11,720	12,110	(3)	36,930	31,190	18
Average earning assets:
U.S. and Canada	$8,634.6	$8,838.0	(2)	$8,726.9	$9,082.1	(4)
Europe	3,707.8	3,549.8	4	3,821.8	3,492.5	9
Mexico, Australia and other	2,120.7	1,741.3	22	2,077.2	1,730.6	20
	$14,463.1	$14,129.1	2	$14,625.9	$14,305.2	2
Average earning assets by product:
Loans and finance leases	$10,041.6	$9,134.7	10	$9,950.8	$8,998.8	11
Dealer wholesale financing	1,343.0	1,894.3	(29)	1,521.9	2,191.4	(31)
Equipment on lease and other	3,078.5	3,100.1	(1)	3,153.2	3,115.0	1
	$14,463.1	$14,129.1	2	$14,625.9	$14,305.2	2
Revenues:
U.S. and Canada	$183.7	$197.6	(7)	$591.2	$591.7
Europe	161.7	145.6	11	519.8	383.2	36
Mexico, Australia and other	63.7	54.4	17	186.4	166.7	12
	$409.1	$397.6	3	$1,297.4	$1,141.6	14
Revenue by product:
Loans and finance leases	$122.1	$113.4	8	$362.3	$340.0	7
Dealer wholesale financing	9.4	14.3	(34)	31.5	56.0	(44)
Equipment on lease and other	277.6	269.9	3	903.6	745.6	21
	$409.1	$397.6	3	$1,297.4	$1,141.6	14
Income before income taxes	$120.1	$55.5	116	$303.0	$159.3	90

For the third quarter, new loan and lease volume was $1,365.5 million in 2021 compared to $1,334.1 million in 2020 and for the first nine months was $4,197.4 million in 2021 compared to $3,358.0 million in 2020, reflecting higher truck deliveries worldwide.

In the third quarter of 2021, PFS finance market share on new PACCAR truck sales decreased to 26.3% from 28.7% in the third quarter of 2020. In the first nine months of 2021, PFS finance market share on new PACCAR truck sales decreased to 26.4% from 26.9% in the first nine months of 2020.

In the third quarter of 2021, PFS revenues increased to $409.1 million from $397.6 million in 2020, primarily due to higher rental income. The effects of currency translation increased PFS revenues by $7.8 million in the third quarter, primarily due to a stronger Mexican peso relative to the U.S. dollar. In the first nine months of 2021, PFS revenues increased to a record $1,297.4 million from $1,141.6 million in 2020, primarily due to higher used truck sales in Europe and North America. The effects of currency translation increased PFS revenues by $46.9 million in the first nine months of 2021, primarily due to a stronger euro relative to the U.S. dollar.

PFS income before income taxes increased to a record $120.1 million in the third quarter of 2021 from $55.5 million in the third quarter of 2020, primarily due to improved used truck results and higher finance and lease margins. The effects of translating stronger foreign currencies increased third quarter PFS income before income taxes by $3.2 million, primarily due to a stronger Mexican peso relative to the U.S. dollar. In the first nine months of 2021, PFS income before income taxes increased to a record $303.0 million from $159.3 million in 2020, primarily due to improved used truck results, higher finance and lease margins and a lower provision for credit losses. The currency translation effect on income before income taxes for the first nine months of 2021 was $10.2 million, reflecting an increase in the value of foreign currencies relative to the U.S. dollar.

Included in Financial Services “Other assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $136.3 million at September 30, 2021 and $375.8 million at December 31, 2020. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized gains on used trucks, excluding repossessions, of $15.8 million in the third quarter of 2021 compared to losses of $24.0 million in the third quarter of 2020, including losses on multiple unit transactions of $.6 million in the third quarter of 2021 compared to $12.0 million in the third quarter of 2020. Used truck losses related to repossessions, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for either the third quarter of 2021 or 2020.

The Company recognized gains on used trucks, excluding repossessions, of $4.7 million in the first nine months of 2021 compared to losses of $75.2 million in the first nine months of 2020, including losses on multiple unit transactions of $17.5 million in the first nine months of 2021 compared to $26.5 million in the first nine months of 2020. Used truck losses related to repossessions, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for either the first nine months of 2021 or 2020.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the three months ended September 30, 2021 and 2020 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended September 30, 2020	$127.7	$45.2	$82.5
Increase (decrease)
Average finance receivables	2.9		2.9
Average debt balances		(1.1)	1.1
Yields	(2.4)		(2.4)
Borrowing rates		(9.4)	9.4
Currency translation and other	3.3	.6	2.7
Total increase (decrease)	3.8	(9.9)	13.7
Three Months Ended September 30, 2021	$131.5	$35.3	$96.2
•

Average finance receivables increased $257.9 million (excluding foreign exchange effects) in the third quarter of 2021 primarily due to higher average loan balances, partially offset by lower dealer wholesale balances.

•

Average debt balances decreased $334.8 million (excluding foreign exchange effects) in the third quarter of 2021, reflecting lower funding requirements for the portfolio which includes loans, finance leases, dealer wholesale and equipment on operating lease.

•	Lower portfolio yields (4.58% in 2021 compared to 4.61% in 2020) decreased interest and fees by $2.4 million. The lower portfolio yields were primarily due to lower market rates in North America.
•	Lower borrowing rates (1.4% in 2021 compared to 1.7% in 2020) were primarily due to lower debt market rates in North America.
•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the nine months ended September 30, 2021 and 2020 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Nine Months Ended September 30, 2020	$396.0	$148.5	$247.5
(Decrease) increase
Average finance receivables	(.1)		(.1)
Average debt balances		(4.6)	4.6
Yields	(14.2)		(14.2)
Borrowing rates		(31.4)	31.4
Currency translation and other	12.1	2.4	9.7
Total (decrease) increase	(2.2)	(33.6)	31.4
Nine Months Ended September 30, 2021	$393.8	$114.9	$278.9
•

Average debt balances decreased $411.8 million (excluding foreign exchange effects) in the first nine months of 2021, reflecting lower funding requirements for the portfolio which includes loans, finance leases, dealer wholesale and equipment on operating lease.

•	Lower portfolio yields (4.6% in 2021 compared to 4.7% in 2020) decreased interest and fees by $14.2 million. The lower portfolio yields were primarily due to lower market rates in North America.
•	Lower borrowing rates (1.4% in 2021 compared to 1.9% in 2020) were primarily due to lower debt market rates in the U.S.
•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2021	2020	2021	2020
Operating lease and rental revenues	$214.3	$206.1	$649.7	$615.4
Used truck sales	58.8	59.1	240.0	115.2
Insurance, franchise and other revenues	4.5	4.7	13.9	15.0
Operating lease, rental and other revenues	$277.6	$269.9	$903.6	$745.6

Depreciation of operating lease equipment	$143.5	$163.8	$462.3	$484.1
Vehicle operating expenses	19.4	37.2	76.6	109.3
Cost of used truck sales	56.1	60.7	237.3	119.7
Insurance, franchise and other expenses	.8	.8	2.8	2.9
Depreciation and other expenses	$219.8	$262.5	$779.0	$716.0

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended September 30, 2021 and 2020 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended September 30, 2020	$269.9	$262.5	$7.4
(Decrease) increase
Used truck sales	(.2)	(4.5)	4.3
Results on returned lease assets		(37.5)	37.5
Average operating lease assets	(2.5)	(1.9)	(.6)
Revenue and cost per asset	5.9	(2.5)	8.4
Currency translation and other	4.5	3.7	.8
Total increase (decrease)	7.7	(42.7)	50.4
Three Months Ended September 30, 2021	$277.6	$219.8	$57.8

•

Higher used truck market prices were mostly offset by a lower sales volume, resulting in lower operating lease, rental and other revenues of $.2 million. A lower volume of used trucks decreased depreciation and other expenses by $4.5 million.

•

Results on returned lease assets decreased depreciation and other expenses by $37.5 million primarily due to gains on sales on returned lease units in 2021 compared to losses in 2020 and lower impairments in the U.S. and Europe as a result of higher used truck market values.

•	Average operating lease assets decreased $37.8 million (excluding foreign exchange effects), which decreased revenues by $2.5 million and related depreciation and other expenses by $1.9 million.
•

Revenue per asset increased $5.9 million primarily due to higher rental utilization. Cost per asset decreased $2.5 million due to lower depreciation expense, partially offset by higher vehicle operating expenses.

•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and the euro.

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the nine months ended September 30, 2021 and 2020 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Nine Months Ended September 30, 2020	$745.6	$716.0	$29.6
Increase (decrease)
Used truck sales	114.6	107.3	7.3
Results on returned lease assets		(71.5)	71.5
Average operating lease assets	(8.6)	(6.4)	(2.2)
Revenue and cost per asset	17.4	2.3	15.1
Currency translation and other	34.6	31.3	3.3
Total increase	158.0	63.0	95.0
Nine Months Ended September 30, 2021	$903.6	$779.0	$124.6
•

Higher market prices and a higher sales volume of used trucks received on trade and upon RVG contract expiration increased operating lease, rental and other revenues by $114.6 million, and a higher unit volume increased depreciation and other expenses by $107.3 million.

•

Results on returned lease assets decreased depreciation and other expenses by $71.5 million primarily due to gains on sales of returned lease units in 2021 compared to losses in 2020 and lower impairments in Europe and the U.S. as a result of higher used truck market values.

•	Average operating lease assets decreased $61.6 million (excluding foreign exchange effects), which decreased revenues by $8.6 million and related depreciation and other expenses by $6.4 million.
•

Revenue per asset increased $17.4 million primarily due to higher rental utilization. Cost per asset increased $2.3 million due to higher vehicle operating expenses, partially offset by lower depreciation expense.

•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and the euro.

Financial Services SG&A expense was $33.9 million in the third quarter of 2021 compared to $31.3 million in 2020, and for the first nine months was $97.3 million in 2021 compared to $90.2 million in 2020. The increase in both periods was due to higher salaries and related expenses and an increase in the value of foreign currencies relative to the U.S. dollar.

As a percentage of revenues, Financial Services SG&A increased to 8.3% in the third quarter of 2021 from 7.9% in the same period of 2020 primarily due to higher salaries and related expenses. For the first nine months, Financial Services SG&A as a percentage of revenues decreased to 7.5% in 2021 from 7.9% in 2020 primarily due to higher revenues.

The following table summarizes the provision for losses on receivables and net charge-offs:

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES		NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada		$(.6)	$.9	$(.2)	$1.5
Europe		(.8)	.2	(.6)	1.3
Mexico, Australia and other		1.4	1.1	4.0	3.9
	$		$2.2	$3.2	$6.7

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$1.1	$1.8	$15.5	$13.2
Europe	.1	.4	5.8	2.3
Mexico, Australia and other	1.9	1.3	6.3	4.0
	$3.1	$3.5	$27.6	$19.5

The provision for losses on receivables was nil and $3.1 million in the three months ended September 30, 2021 and 2020, respectively. In the first nine months, the provision for losses on receivables was $3.2 million in 2021 compared to $27.6 million in 2020. The decrease in provision for losses in 2021 compared to 2020 reflects strong portfolio performance and 2020 included higher provisioning due to weakening economic conditions related to the COVID-19 pandemic and a credit loss on a fleet customer in the U.S.

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

The post-modification balances of accounts modified during the nine months ended September 30, 2021 and 2020 are summarized below:

	2021		2020
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$161.4	2.1%	$185.6	2.7%
Insignificant delay	53.1	.7%	2,505.7	36.2%
Credit – no concession	51.5	.7%	80.1	1.2%
Credit – TDR	6.7	.1%	48.7	.7%
	$272.7	3.6%	$2,820.1	40.8%

*	Amortized cost basis immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first nine months of 2021, total modification activity decreased compared to the first nine months of 2020. The decrease in modifications for Commercial reasons primarily reflects lower volumes of refinancing. The decrease in modifications for Insignificant delay reflects the impact of fleet customers requesting payment relief for up to three months related to the COVID-19 pandemic during the first nine months of 2020. The decrease in modifications for Credit – no concession is primarily due to lower volumes of refinancing and requests for payment relief in Mexico and Europe. The decrease in modifications for Credit –TDR is primarily due to contract modifications of two fleet customers in the U.S. and four fleet customers in Mexico in 2020.

The following table summarizes the Company’s 30+ days past due accounts:

	September 30 2021	December 31 2020	September 30 2020
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada		.1%	.1%
Europe	.5%	.9%	1.8%
Mexico, Australia and other	1.2%	1.7%	1.7%
Worldwide	.3%	.5%	.6%

Accounts 30+ days past due decreased to .3% at September 30, 2021 from .5% at December 31, 2020. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.2 million of accounts worldwide during the third quarter of 2021, $18.6 million during the fourth quarter of 2020 and $13.5 million during the third quarter of 2020 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	September 30 2021	December 31 2020	September 30 2020
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada		.1%	.1%
Europe	.5%	1.5%	1.9%
Mexico, Australia and other	1.2%	1.9%	2.4%
Worldwide	.3%	.6%	.8%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at September 30, 2021, December 31, 2020 and September 30, 2020. The effect on the allowance for credit losses from such modifications was not significant at September 30, 2021, December 31, 2020 and September 30, 2020.

The Company’s annualized pre-tax return on average assets for Financial Services increased to 3.1% in the third quarter of 2021 from 1.4% in the same period of 2020, and in the first nine months, increased to 3.9% in 2021 from 1.4% in 2020. The increase in both periods was primarily driven by improved used truck results, higher finance and lease margins and a lower provision for credit losses.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the third quarter and first nine months of 2021 and 2020. Other SG&A increased to $14.9 million for the third quarter of 2021 from $11.9 million for the third quarter of 2020 and increased to $47.3 million for the first nine months of 2021 from $38.5 million for the first nine months of 2020. The increase in both periods was primarily due to higher salaries and related expenses.

For the third quarter, Other income before income taxes was $2.3 million compared to $7.7 million in 2020. For first nine months, Other income before tax was $12.4 million compared to $22.8 million in 2020. The decrease in both periods was primarily due to higher professional fees and higher salaries and related expenses, partially offset by a higher benefit from non-service components of pension expense.

Investment income for the third quarter decreased to $1.6 million in 2021 from $6.4 million in 2020. For the first nine months, investment income decreased to $11.5 million in 2021 from $30.2 million in 2020. The lower investment income in the third quarter and first nine months of 2021 was primarily due to lower yields on U.S. investments due to lower market interest rates.

Income Taxes

The effective tax rate for the third quarter of 2021 was 21.8% compared to 21.3% for the third quarter of 2020. The effective tax rate for the first nine months of 2021 was 22.4% compared to 21.4% for the first nine months of 2020. The higher effective tax rate in the third quarter and first nine months of 2021 was primarily due to the change in mix of income generated in jurisdictions with higher tax rates in 2021 as compared to 2020.

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2021	2020	2021	2020
Domestic income before taxes	$248.8	$322.8	$1,024.1	$792.5
Foreign income before taxes	234.5	167.1	703.5	343.6
Total income before taxes	$483.3	$489.9	$1,727.6	$1,136.1
Domestic pre-tax return on revenues	9.0%	11.2%	11.3%	10.7%
Foreign pre-tax return on revenues	9.9%	8.1%	9.0%	6.0%
Total pre-tax return on revenues	9.4%	9.9%	10.3%	8.6%

For the third quarter of 2021, domestic income before income taxes and pre-tax return on revenues decreased primarily due to lower truck unit deliveries and lower margins. Foreign income before income taxes and pre-tax return on revenues increased primarily due to improved results from parts and finance operations. For the first nine months of 2021, both domestic and foreign income before income taxes and pre-tax return on revenues increased primarily due to improved results from truck and parts operations.

LIQUIDITY AND CAPITAL RESOURCES:

	September 30	December 31
($ in millions)	2021	2020
Cash and cash equivalents	$2,227.8	$3,539.6
Marketable securities	1,549.4	1,429.0
	$3,777.2	$4,968.6

The Company’s total cash and marketable securities at September 30, 2021 decreased $1,191.4 million from the balances at December 31, 2020.

The change in cash and cash equivalents is summarized below:

($ in millions)
Nine Months Ended September 30,	2021	2020
Operating activities:
Net income	$1,340.7	$892.6
Net income items not affecting cash	455.6	841.8
Changes in operating assets and liabilities, net	(646.1)	458.1
Net cash provided by operating activities	1,150.2	2,192.5
Net cash used in investing activities	(1,025.4)	(1,034.3)
Net cash used in financing activities	(1,389.9)	(1,988.0)
Effect of exchange rate changes on cash and cash equivalents	(46.7)	(1.0)
Net decrease in cash and cash equivalents	(1,311.8)	(830.8)
Cash and cash equivalents at beginning of period	3,539.6	4,175.1
Cash and cash equivalents at end of period	$2,227.8	$3,344.3

Operating activities: Cash provided by operations decreased by $1,042.3 million to $1,150.2 million in the first nine months of 2021 from $2,192.5 million in 2020. Lower operating cash flows reflect higher cash usage of $1,352.9 million for inventories as there were $1,341.0 million in net purchases in 2021 versus $11.9 million in net inventory reductions in 2020. Additionally, lower operating cash flows reflect higher cash outflows for payment of income taxes of $333.3 million, lower cash receipts from accounts receivables of $241.8 million and lower cash receipts from wholesale receivables in the Financial Services segment of $198.0 million. This was partially offset by higher net income of $448.1 million and higher cash inflows of $363.8 million from accounts payable and accrued expenses as purchases of goods and services exceeded payments. Additionally, there was higher cash inflow of $179.5 million from used trucks as there were $147.2 million in net inventory reduction in 2021 compared to $32.3 million in net purchases in 2020.

Investing activities: Cash used in investing activities decreased by $8.9 million to $1,025.4 million in the first nine months of 2021 from $1,034.3 million in 2020. Lower net cash used in investing activities reflects higher proceeds from asset disposals of $266.8 million. The higher cash inflows were partially offset by higher net cash used in investing activities of $125.6 million in 2021 compared to 2020 and higher payments for property, plant and equipment of $83.8 million. In addition, there were higher net originations from retail loans and financing leases of $53.4 million.

Financing activities: Cash used in financing activities decreased by $598.1 to $1,389.9 million in the first nine months of 2021 from $1,988.0 in 2020. In the first nine months of 2021, the Company issued $1,802.1 million of term debt, repaid term debt of $2,327.2 million and decreased its outstanding commercial paper and short-term bank loans by $303.5 million. In the first nine months of 2020, the Company issued $2,031.3 million of term debt, repaid term debt of $1,419.1 million and decreased its outstanding commercial paper and short-term bank loans by $1,471.0 million. This resulted in cash used by borrowing activities of $828.6 million in the first nine months of 2021, $30.2 million lower than the cash used by borrowing activities of $858.8 million in 2020. The Company paid $589.9 million in dividends in the first nine months of 2021 compared to $1,128.9 million in 2020 due to a lower extra dividend paid in January 2021. In addition, the Company repurchased .02 million shares of common stock for $1.5 million in the first nine months of 2021 compared to the purchase of .7 million shares for $41.6 million in the same period last year.

Credit Lines and Other

The Company has line of credit arrangements of $3.59 billion, of which $3.32 billion were unused at September 30, 2021. Included in these arrangements are $3.00 billion of committed bank facilities, of which $1.00 billion expires in June 2022, $1.00 billion expires in June 2024 and $1.00 billion expires in June 2026. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the three months ended September 30, 2021.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of September 30, 2021, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the third quarter of 2021.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in the first nine months of 2021 were $336.5 million compared to $431.1 million for the same period of 2020. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $7.21 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2021, total capital investments for PACCAR are expected to be $525 to $550 million and R&D is expected to be $320 to $330 million. In 2022, capital investments are projected to be $425 to $475 million and R&D is expected to be $350 to $400 million. The Company is investing to grow its business with new aerodynamic truck models, clean diesel and zero emissions powertrain technologies, advanced driver assistance systems, connected vehicle services and next-generation manufacturing and distribution capabilities.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2018, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of September 30, 2021 was $5.20 billion. The registration expires in November 2021 and does not limit the principal amount of debt securities that may be issued during that period. The Company intends to renew the registration prior to its expiration.

As of September 30, 2021, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.60 billion available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program has been renewed through the filing of a new listing, which expires in July 2022.

In August 2021, PACCAR Financial Mexico registered a 10.00 billion peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of Commercial paper (up to one year) to 5.00 billion pesos. At September 30, 2021, 9.73 billion pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL as of September 30, 2021 was 700.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program.  The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFL Canada as of September 30, 2021 was 150.0 million Canadian dollars.

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

There were no material changes in the Company’s market risk during the nine months ended September 30, 2021. For additional information, refer to Item 7A as presented in the 2020 Annual Report on Form 10‑K.

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

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the nine months ended September 30, 2021.

ITEM 1.LEGAL PROCEEDINGS

Refer to Note M – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements (Part I, Item 1) for discussion on litigation matters, which is incorporated by reference herein.

ITEM 1A.RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2020 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2021, except that the second paragraph of the risk factor titled “Production Costs and Supplier Capacity” is replaced with the following:

The Company has been affected by an industry-wide undersupply of semiconductors. The Company anticipates this semiconductor shortage will continue to temper deliveries in the fourth quarter of the year and into 2022.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the nine months ended September 30, 2021.

(c)	Issuer purchases of equity securities.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of September 30, 2021, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the third quarter of 2021.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2018	3(i)	001-14817

		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 24, 2020	3(i)	001-14817

(ii)		Bylaws:

		Sixth Amended and Restated Bylaws of PACCAR Inc	8-K	December 7, 2018	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(c)	Forms of Medium-Term Note, Series P (PACCAR Financial Corp.)	S-3	November 2, 2018	4.2 and 4.3	333-228141

	(d)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2018	10-Q	August 3, 2018	4(h)	001-14817

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
	(e)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated July 4, 2019	10-Q	October 30, 2019	4(i)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated May 29, 2020	10-Q	August 3, 2020	4(h)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 15, 2021	10-Q	August 2, 2021	4(g)	001-14817

	(h)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(j)	001-14817

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

PACCAR Inc
(Registrant)

Date	November 1, 2021	By	/s/ M. T. Barkley
M. T. Barkley
Senior Vice President and Controller
(Authorized Officer and Chief Accounting Officer)