Form 10-K
period 2021-12-31
PACCAR INC
filed 2022-02-23
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021:

Common Stock, $1 par value – $30.45 billion

The number of shares outstanding of the registrant’s classes of common stock, as of January 31, 2022:

Common Stock, $1 par value – 347,571,995 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on April 26, 2022 are incorporated by reference into Part III.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Seattle, Washington

PACCAR Inc – FORM 10-K

PART I

ITEM 1.	BUSINESS.

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

TRUCKS

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. The Company also designs and manufactures diesel engines, primarily for use in the Company’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington and Mexicali, Mexico. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada; Denton, Texas, and Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF COE trucks assembled in the United Kingdom (U.K.) by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the U.K. PACCAR competes in the Brazilian heavy truck market with DAF models assembled at Ponta Grossa in the state of Paraná, Brasil. PACCAR competes in the Australian medium and heavy truck markets with Kenworth conventional and COE models and certain DAF COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models primarily assembled in the U.K. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounted for 71% of total 2021 net sales and revenues.

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

The Company’s trucks have a reputation for high quality products, most of which are ordered by dealers according to customer specifications. Some units are ordered by dealers for stocking to meet the needs of certain customers who require immediate delivery or for customers that require chassis to be fitted with specialized bodies. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures PACCAR engines and axles and a higher percentage of other components for its heavy truck models. The Company also manufactures engines at its Columbus, Mississippi facility. In 2021, the Company installed PACCAR engines in approximately 38% of the Company’s Kenworth and Peterbilt heavy‑duty trucks in the U.S. and Canada and substantially all of the DAF heavy-duty trucks sold throughout the world. Engines not manufactured by the Company are purchased from Cummins Inc. (Cummins). The Company purchased a significant portion of its transmissions from Eaton Corporation Plc. (Eaton) and ZF Friedrichshafen AG (ZF). The Company also purchased a significant portion of North America stampings used for cabs from Magna International Inc. (Magna). The Company has long-term agreements with Cummins, Eaton, ZF and Magna to provide for continuity of supply. A loss of supply from Cummins, Eaton, ZF or Magna, and the resulting interruption in the production of trucks, would have a material effect on the Company’s results. Purchased materials and parts include raw materials, partially processed materials, such as castings, and finished components manufactured by independent suppliers. Raw materials, partially processed materials and finished components typically make up approximately 85% of the cost of new trucks. The value of finished truck components manufactured by independent suppliers ranges from approximately 36% in Europe to approximately 86% in North America. In addition to materials, the Company’s cost of sales includes labor and factory overhead, vehicle delivery and warranty. Accordingly, except for certain factory overhead costs such as facilities depreciation, property taxes and utilities, the Company’s cost of sales are highly correlated to sales.

The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 3% of consolidated revenues in 2021. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would require the Company to either contract for an alternative source of supply or to manufacture cabs itself.

Other than these components, the Company is not limited to any single source for any significant component, although the sudden inability of a supplier to deliver components could have a temporary adverse effect on production of certain products. Manufacturing inventory levels are based upon production schedules, and orders are placed with suppliers accordingly.

Key factors affecting Truck segment earnings include the number of new trucks sold in the markets served and the margins realized on the sales. The Company’s sales of new trucks are dependent on the size of the truck markets served and the Company’s share of those markets. Truck segment sales and margins tend to be cyclical based on the level of overall economic activity, the availability of capital and the amount of freight being transported. The Company’s costs for trucks consist primarily of material costs, which are influenced by the price of commodities such as steel, copper, aluminum and petroleum. The Company utilizes long-term supply agreements to reduce the variability of the unit cost of purchased materials and finished components and engages in hedging activities for some commodities in certain geographical markets. The Company’s spending on research and development varies based on product development cycles and government requirements such as changes to diesel engine emissions and vehicle fuel efficiency standards in the various markets served. The Company maintains rigorous control of selling, general and administrative (SG&A) expenses and seeks to minimize such costs.

There are four principal competitors in the U.S. and Canada commercial truck market. The Company’s share of the U.S. and Canadian Class 8 market was 29.2% of retail sales in 2021, and the Company’s medium-duty market share was 19.8%. In Europe, there are six principal competitors in the commercial truck market, including parent companies to four competitors of the Company in the U.S. In 2021, DAF had a 15.9% share of the European heavy-duty market and a 10.1% share of the light/medium-duty market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

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

The Company had a total production backlog of $15.9 billion at the end of 2021. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90‑day backlog approximated $5.2 billion at December 31, 2021, $4.6 billion at December 31, 2020 and $3.3 billion at December 31, 2019. Production of the year-end 2021 backlog is expected to be substantially completed during 2022.

PARTS

The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles to over 2,200 Kenworth, Peterbilt and DAF dealers in 95 countries around the world. Aftermarket truck parts are sold and delivered to the Company’s independent dealers through the Company’s 18 strategically located parts distribution centers (PDCs) in the U.S., Canada, Europe, Australia, Mexico and Central and South America. Parts are primarily purchased from various suppliers and also manufactured by the Company. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 21% of total 2021 net sales and revenues.

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

FINANCIAL SERVICES

PACCAR Financial Services (PFS) operates in 26 countries in North America, Europe, Australia and South America through wholly owned finance companies operating under the PACCAR Financial trade name. PFS also conducts full-service leasing operations through operating divisions or wholly owned subsidiaries in North America, Germany and Australia under the PacLease trade name. Selected dealers in North America are franchised to provide full-service leasing. PFS provides its franchisees with equipment financing and administrative support. PFS also operates its own full service lease outlets. PFS’s retail loan and lease customers consist of small, medium and large commercial trucking companies, independent owner/operators and other businesses and acquire their PACCAR trucks principally from independent PACCAR dealers. PFS accounted for 7% of total net sales and revenues and 53% of total assets in 2021.

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

Key factors affecting the earnings of the Financial Services segment include the volume of new loans and leases, the yield earned on the loans and leases, the costs of funding investments in loans and leases, the ability to collect the amounts owed to PFS, the volume of used truck sales and used truck prices. New loan and lease volume is dependent on the volume of new trucks sold by Kenworth, Peterbilt and DAF and the share of those truck sales that are financed by the Financial Services segment. The Company’s Financial Services market share is influenced by the extent of competition in the financing market. PFS’s primary competitors include commercial banks and independent finance and leasing companies.

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

OTHER BUSINESSES

Other businesses include the manufacturing of industrial winches in two U.S. plants and marketing them under the Braden, Carco and Gearmatic nameplates. The markets for these products are highly competitive, and the Company competes with a number of well established firms. Sales of industrial winches were less than 1% of total net sales and revenues in 2021, 2020, and 2019.

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

The Company designs and manufactures engines for use in PACCAR vehicles worldwide. Our engines are subject to a wide variety of regulatory requirements that impose standards governing emissions, fuel efficiency and noise. Our engines are certified globally through various categories within on-highway and off-highway applications. Regulations in these categories typically control nitrous oxides (NOx), particulate matter (PM) and greenhouse gases (GHG). The Company will continue to fund capital and R&D projects to meet future emissions and certification requirements through the introduction of new technologies to our engines and exhaust after-treatment systems.

The Company’s manufacturing and assembly plants are subject to environmental laws and regulations such as regulating air emissions, water discharges and the handling and disposal of hazardous substances. Failure to comply with these regulations could lead to fines and other penalties. The Company believes in all material respects it is in compliance with the laws and regulations applicable to our plants and operations.

Information regarding the effects that compliance with international, federal, state and local provisions regulating the environment have on the Company’s capital and operating expenditures and the Company’s involvement in environmental matters is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements in Items 7 and 8, respectively.

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

On December 31, 2021, the Company had approximately 28,500 employees. Approximately 37% are U.S. employees.

ENVIRONMENTAL AND SUSTAINABILITY LEADERSHIP

Reducing the environmental impact of the Company’s activities and products is an integral part of the Company’s process of continuous improvement. PACCAR’s commitment to the environment is demonstrated in the Company’s energy efficient operations and technologically advanced products. The Company’s environmental management system and policy are designed to focus on the reduction of the environmental impacts of the Company’s activities, products and services.

Operations - PACCAR is committed to environmental responsibility in the vehicle production process. PACCAR’s facilities are continuously looking for ways to reduce waste, reuse materials, conserve energy and reduce the environmental impact of our activities. PACCAR’s factories are ISO 14001 certified and more than 80% are zero waste-to-landfill.

PACCAR has disclosed greenhouse gas emissions through CDP (formerly Carbon Disclosure Project) since 2014. In 2021, PACCAR achieved an A score from CDP, placing in the top 1.5% of over 13,000 companies reporting and demonstrating a robust approach to reducing greenhouse gas emissions in Kenworth, Peterbilt and DAF vehicles and from our global operations. PACCAR has earned an “A” or “A-” rating for seven consecutive years.

PACCAR has established new emissions reduction targets in partnership with the Science Based Targets Initiative (SBTi). SBTi works with more than 1,000 companies worldwide to create a clearly defined path to reduce greenhouse gas emissions, with the goal to help limit global warming to below 2 degrees Celsius compared to pre-industrial levels.

Innovative Products - A key element of PACCAR’s environmental strategy is to offer our customers commercial vehicles that reduce environmental impacts. The company invests in technologies that reduce greenhouse gas emissions such as highly fuel efficient diesel engines, natural gas and biofuel engines, as well as next generation electric, hybrid, and hydrogen fuel cell powertrains. To develop these industry-leading products and technologies, PACCAR makes significant research and development and capital investments every year.

PACCAR’s Zero Emission Trucks - PACCAR’s research and development efforts include several demonstration and development projects for Kenworth, Peterbilt and DAF vehicles, including battery electric, hydrogen fuel cell, hydrogen combustion and hybrid technologies. PACCAR is currently producing battery electric Kenworth, Peterbilt and DAF trucks.

Low Carbon and Renewable Fuels - PACCAR’s MX-13 and MX-11 engines are certified to use B10/B20/B30 and XTL biofuels in Europe and B20 biofuel in the U.S. Biofuel capable unit sales represent 49% of PACCAR’s total global truck sales.

Advanced Vehicles - PACCAR is launching its SuperTruck 3 program to continue the development of its Class 8 Kenworth and Peterbilt battery electric and fuel cell vehicles, along with its vehicle charging stations. SuperTruck 3 is a U.S. Department of Energy (DOE) initiative to develop state-of-the-art zero emissions medium- and heavy-duty trucks. The SuperTruck initiative was launched in 2009 by the DOE to improve heavy-duty truck freight efficiency. Kenworth and Peterbilt successfully developed state-of-the-art vehicles in the prior SuperTruck and SuperTruck 2 programs. Many of the technologies developed in the earlier SuperTruck programs were deployed in production vehicles, benefiting the environment and PACCAR’s customers.

Remanufacturing - Remanufacturing is the industrial process of returning a previously used component to “like-new” condition. Remanufacturing helps the environment by reducing waste. PACCAR’s aftermarket parts division sells remanufactured engines and many other remanufactured components.

Connected Trucks and Driver Training - The DAF Connect fleet management system gives fleet customers real-time information on vehicle and driver performance including fuel consumption, fleet utilization, idle time and route optimization. This information enables customers to improve fleet operating efficiency and reduce fuel consumption and CO2 emissions. PACCAR has introduced technologies that train drivers to operate vehicles more efficiently.

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

INFORMATION ABOUT THE COMPANY’S EXECUTIVE OFFICERS

Item 401(b) of Regulation S-K:

Information about the Company’s Executive Officers as of February 23, 2022 is as follows:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (68)	Executive Chairman of the Board of Directors since April 2014; Chairman and Chief Executive Officer from 1997 to April 2014. Mr. Pigott is the brother of John M. Pigott, a director of the Company.

R. Preston Feight (54)	Chief Executive Officer since July 2019; Executive Vice President September 2018 to June 2019; Vice President of PACCAR and President of DAF Trucks N.V. from April 2016 to August 2018.

Harrie C.A.M. Schippers (59)

President and Chief Financial Officer since January 2018; Executive Vice President and Chief Financial Officer from February 2017 to December 2017; Senior Vice President from April 2016 to February 2017.

Michael T. Barkley (66)	Senior Vice President and Controller since January 2016.

C. Michael Dozier (56)	Senior Vice President since January 2020; Vice President of PACCAR from August 2019 to December 2019; Vice President of PACCAR and General Manager, Kenworth from April 2016 to July 2019.

John Rich (53)

Vice President and Chief Technology Officer since March 2021; Prior to that, he worked for 30 years at Ford Motor Company in positions of increasing responsibility including Director of Autonomous Vehicles and Technology; Chief Operating Officer of AV LLC and Executive Director of Global Strategy.

Darrin C. Siver (55)	Senior Vice President since January 2017.

Kevin D. Baney (51)	Vice President of PACCAR and General Manager of Kenworth Truck Company since August 2019; Assistant General Manager – Sales and Marketing, Kenworth from January 2017 to July 2019.

David J. Danforth (61)	Vice President of PACCAR and General Manager, PACCAR Parts since 2014.

Todd R. Hubbard (59)	Vice President, Global Financial Services since February 2019; President, PACCAR Financial Corp. from April 2011 to January 2019.

Jack K. LeVier (62)	Vice President, Human Resources since June 2007.

A. Lily Ley (56)	Vice President and Chief Information Officer since January 2017.

Jason P. Skoog (50)	Vice President of PACCAR and General Manager of Peterbilt since April 2018; Assistant General Manager – Operations, Kenworth from January 2017 to March 2018.

Michael K. Walton (57)	Vice President and General Counsel since August 2020; Senior Counsel from August 2007 to July 2020.

Harry M.B. Wolters (51)

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

Production Costs, Capacity and Inflation. The Company’s products are exposed to variability in material and commodity costs. Commodity or component price increases, cost pressures due to inflation, significant shortages of component products and labor availability may adversely impact the Company’s financial results or use of its production capacity. Many of the Company’s suppliers also supply automotive manufacturers, and factors that adversely affect the automotive industry can also have adverse effects on these suppliers and the Company. Supplier delivery performance can be adversely affected if increased demand for these suppliers’ products exceeds their production capacity. Unexpected events, including natural disasters, extreme weather events, or global pandemics, may increase the Company’s cost of doing business or disrupt the Company’s or its suppliers’ operations.

The automotive industry is currently experiencing a semiconductor supply shortage that is having wide-ranging effects across the automotive supply chain including some of the Company’s suppliers. During 2021, the shortage has had an impact on the ability of the Company to deliver products to dealers and customers. If the semiconductor supply shortage continues, the Company anticipates that production will be impacted in 2022.

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

The Financial Services Industry is Highly Competitive. The Company’s Financial Services segment competes with banks, other commercial finance companies and financial services firms which may have lower costs of borrowing, higher leverage or market share goals that result in a willingness to offer lower interest rates, which may lead to decreased margins, lower market share or both. A decline in the Company’s truck unit sales and a decrease in used truck prices are also factors which may affect the Company’s Financial Services segment.

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

Information Technology. The Company relies on information technology systems and networks to process, transmit and store electronic information, and to manage or support a variety of its business processes and activities. These computer systems and networks may be subject to disruptions during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses; or outside parties attempting to disrupt the Company’s business or gain unauthorized access to the Company’s electronic data. The Company maintains and continues to invest in protections to guard against such events. Examples of these protections include conducting third-party penetration tests, implementing software detection and prevention tools, event monitoring, and disaster recoverability. Additionally, the Company maintains a cybersecurity insurance policy. Despite these safeguards, there remains a risk of system disruptions, unauthorized access and data loss.

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

COVID-19 Pandemic. The COVID-19 pandemic and various governmental responses to contain the outbreak continue to impact global economic activity and the Company’s business. The economic disruptions from the pandemic are having an adverse effect on the Company’s revenues and operating results. The Company’s workforce at a given location could be affected by a localized outbreak of COVID-19, necessitating facility slowdowns or shutdowns. As a result of pandemic-related economic disruptions, if one or more of the Company’s suppliers could not produce needed parts or deliver at sufficient volumes to support the Company’s production plans or aftermarket requirements, revenues and operating results could be adversely affected.

The full extent and duration of the adverse effect on the Company’s business is uncertain and depends on the duration of the pandemic and the extent global and local economies are impacted by the effects of the pandemic. Changes to consumer behavior and labor markets as a result of COVID-19, as well as other pandemic related economic factors such as business failures, lower housing and construction starts, lower automobile sales, disruptions in financial markets or disruptions to the global supply chain, in particular the undersupply of semiconductor chips, could have further adverse effects on the Company’s truck and parts revenues and operating results and may result in lower new truck financing volume, higher finance portfolio past dues, credit losses and used truck losses. Other unforeseen impacts of the COVID-19 pandemic could also impact the Company’s business and results of operations.

London Inter-Bank Offered Rate (LIBOR) Transition. Certain financing provided by PFS to dealers and retail customers, as well as financing extended to PFS are based on variable interest rate contracts. These contracts utilize various benchmark rates, including LIBOR, to establish applicable contract interest rates. PACCAR also utilizes hedging instruments and has line of credit arrangements which reference LIBOR (including other similar benchmark rates). On March 5, 2021, the U.K. Financial Conduct Authority formally announced dates that various LIBOR rates will either stop being published or will be deemed as not representative. Certain tenors of U.S. LIBOR will be published through June 30, 2023, at which point they will have deemed to have lost representativeness.

Substantially all of the Company’s contracts which reference LIBOR, including dealer wholesale financing contracts, retail loan and lease contracts, medium-term notes, hedging instruments and line of credit arrangements, include fall-back language that specifies the methods to establish contract interest rates in the absence of LIBOR, or provide for the use of an alternative benchmark rate should LIBOR be discontinued. Alternative benchmark rates are now being used for all new retail loan and lease contracts.

The Company has retail loan and lease contracts with a December 31, 2021 balance of approximately $47 million, or less than 1% of PFS assets, referencing LIBOR that extend beyond June 30, 2023 and do not contain fall-back language or provide for the use of an alternative benchmark rate. The Company will seek to amend these contracts to allow for the use of an alternative benchmark rate.

Changes to benchmark rates will have an uncertain impact on finance receivables and other financial obligations, the Company’s current or future cost of funds and/or access to capital markets. The Company will attempt to minimize the impact of differences between the current and replacement benchmark rates through pricing adjustments on the financing provided by PFS, but it is not certain the Company will be able to do so. Based on the current balance of finance contracts referencing LIBOR, it is estimated that for a 10 basis point difference between the current and replacement benchmark rates that the Company is unable to recover through pricing adjustments, income before income taxes would decrease by approximately $.7 million. Accordingly, the Company does not expect the anticipated changes to the use of LIBOR as a benchmark rate will have a material impact on the results of operations.

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

Market Information and Holders.

Common stock of the Company is traded on the Nasdaq Stock Market under the symbol PCAR. There were 1,542 record holders of the common stock at December 31, 2021. The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2021 regarding compensation plans under which PACCAR equity securities are authorized for issuance.

	Number of Securities Granted and to be Issued Related to Outstanding Options and Restricted Stock Units	Weighted-average Exercise Price of Outstanding Options	Securities Available for Future Grant
Stock compensation plans approved by stockholders	3,526,452	$70.90	11,264,882

All stock compensation plans have been approved by the stockholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 397,387 shares that represent deferred cash awards payable in stock.

Securities available for future grant are authorized under the following two plans: (i) 10,605,531 shares under the LTI Plan, and (ii) 659,351 shares under the RSDC Plan.

Stockholder Return Performance Graph.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, to the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the return of the industry peer groups of companies identified in the graph (the “Peer Group Index”) for the last five fiscal years ended December 31, 2021. Standard & Poor’s has calculated a return for each company in the Peer Group Index weighted according to its respective capitalization at the beginning of each period with dividends reinvested on a monthly basis. Management believes that the identified companies and methodology used in the graph for the Peer Group Index provide a better comparison than other indices available. The Peer Group Index consists of AGCO Corporation, Caterpillar Inc., CNH Industrial N.V., Cummins Inc., Dana Incorporated, Deere & Company, Eaton Corporation, Meritor Inc., Navistar International Corporation (from 2016 through 2020), Oshkosh Corporation, TRATON SE (effective January 1, 2021) and AB Volvo. TRATON SE acquired Navistar International Corporation in 2021. The comparison assumes that $100 was invested December 31, 2016, in the Company’s common stock and in the stated indices and assumes reinvestment of dividends.

	2016	2017	2018	2019	2020	2021
PACCAR Inc	100	114.82	97.23	141.03	157.59	166.45
S&P 500 Index	100	121.83	116.49	153.17	181.35	233.41
Peer Group Index	100	150.90	124.71	160.24	212.47	261.52

(b)	Use of Proceeds from Registered Securities.

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of December 31, 2021, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made during the fourth quarter of 2021.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW:

PACCAR is a global technology company whose Truck segment includes the design and manufacture of high-quality light-, medium- and heavy-duty commercial trucks. In North America, trucks are sold under the Kenworth and Peterbilt nameplates, in Europe, under the DAF nameplate and in Australia and South America, under the Kenworth and DAF nameplates. The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles. The Company’s Financial Services segment derives its earnings primarily from financing or leasing PACCAR products in North America, Europe, Australia, and South America. The Company’s Other business includes the manufacturing and marketing of industrial winches.

2021 Financial Highlights

•	Worldwide net sales and revenues were $23.52 billion in 2021 compared to $18.73 billion in 2020, primarily due to higher truck and parts revenues.
•	Truck sales were $16.80 billion in 2021 compared to $13.16 billion in 2020, primarily due to higher truck deliveries in all markets.
•	Parts sales were a record $4.94 billion in 2021 compared to $3.91 billion in 2020 reflecting higher demand in all markets.
•	Financial Services revenues were $1.69 billion in 2021 compared to $1.57 billion in 2020, primarily due to higher used truck sales.
•

In 2021, PACCAR earned net income for the 83[r]d consecutive year. Net income was $1.85 billion ($5.32 per diluted share) in 2021 compared to $1.30 billion ($3.74 per diluted share) in 2020 reflecting higher Truck, Parts and Financial Services revenues and operating results.

•	Capital investments were $511.8 million in 2021 compared to $569.5 million in 2020.
•	After-tax return on beginning equity (ROE) was 17.8% in 2021 compared to 13.4% in 2020.
•	Research and development (R&D) expenses were $324.1 million in 2021 compared to $273.9 million in 2020.

The Company launched new DAF XF, XG and XG+ truck models in 2021, which provide unsurpassed performance including up to a 10% fuel efficiency gain, side view cameras, larger interior space and a customizable digital dashboard. The trucks’ streamlined silhouette incorporates the new European regulations governing truck design.

The Company began production of the next generation Kenworth T680 and Peterbilt 579 heavy-duty truck models, offering major enhancements in uptime, connectivity technology, aerodynamics, fuel-efficiency and driver comfort in the third quarter of 2021. The new models feature PACCAR MX-13 and MX-11 engines with the integrated PACCAR Transmission for up to a 7% increase in fuel-efficiency.

Kenworth and Peterbilt began production of their new medium-duty truck models designed to serve a wide variety of applications in the third quarter of 2021.

PACCAR began production of seven battery electric vehicle models in 2021 for Peterbilt, Kenworth and DAF customers. PACCAR battery electric heavy- and medium-duty vehicles provide competitive total cost of ownership for customers operating in city and regional haul, port drayage and refuse applications.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $15.42 billion. PFS issued $1.97 billion in medium-term notes during 2021 to support new business volume and repay maturing debt.

Truck Outlook

Heavy-duty truck industry retail sales in the U.S. and Canada in 2022 are expected to be 250,000 to 290,000 units compared to 250,000 in 2021. In Europe, the 2022 truck industry registrations for over 16-tonne vehicles are expected to be 260,000 to 300,000 units compared to 278,000 in 2021. In South America, heavy-duty truck industry registrations in 2022 are projected to be 125,000 to 135,000 compared to 127,000 in 2021.

The Company has been affected by an industry-wide undersupply of semiconductor chips and anticipates the shortage will continue to affect deliveries in 2022.

Parts Outlook

In 2022, PACCAR Parts sales are expected to increase 6-9% compared to 2021 levels reflecting strong freight demand. If economic conditions were to worsen, lower freight volumes could reduce the demand for replacement parts, resulting in lower parts revenues and operating results.

Financial Services Outlook

In 2022, average earning assets are expected to be similar to 2021. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline.

Capital Spending and R&D Outlook

Capital investments in 2022 are expected to be $425 to $475 million, and R&D is expected to be $350 to $400 million. The Company is increasing its investment in clean diesel and zero emissions powertrain technologies, autonomous systems, connected vehicle services, next-generation manufacturing and distribution capabilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the years ended December 31, 2021 and 2020 are presented below. For information on the year ended December 31, 2019, refer to Part II, Item 7 in the 2020 Annual Report on Form 10-K.

($ in millions, except per share amounts)
Year Ended December 31,	2021	2020
Net sales and revenues:
Truck	$16,799.7	$13,164.8
Parts	4,944.3	3,912.9
Other	90.5	76.6
Truck, Parts and Other	21,834.5	17,154.3
Financial Services	1,687.8	1,574.2
	$23,522.3	$18,728.5
Income before income taxes:
Truck	$795.8	$581.4
Parts	1,104.1	799.3
Other	25.6	18.2
Truck, Parts and Other	1,925.5	1,398.9
Financial Services	437.6	223.1
Investment income	15.5	35.9
Income taxes	(526.5)	(359.5)
Net Income	$1,852.1	$1,298.4
Diluted earnings per share	$5.32	$3.74
After-tax return on revenues	7.9%	6.9%

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

2021 Compared to 2020:

Truck

The Company’s Truck segment accounted for 71% of revenues in 2021 compared to 70% in 2020.

The Company’s new truck deliveries are summarized below:

Year Ended December 31,	2021	2020	% CHANGE
U.S. and Canada	86,300	73,300	18
Europe	53,200	42,900	24
Mexico, South America, Australia and other	23,200	17,100	36
Total units	162,700	133,300	22

The increase in new truck deliveries worldwide in 2021 compared to 2020 was driven primarily by higher build rates and increased demand in all markets.

Market share data discussed below is provided by third-party sources and is measured by either registrations or retail sales for the

Company’s dealer network as a percentage of total registrations or retail sales depending on the geographic market. In the U.S. and

Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In 2021, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 249,900 units from 216,500 units in 2020. The Company’s heavy-duty truck retail market share was 29.2% in 2021 compared to 30.1% in 2020. The medium-duty market was 83,700 units in 2021 compared to 74,400 units in 2020. The Company’s medium-duty market share was 19.8% in 2021 compared to 22.6% in 2020.

The over 16‑tonne truck market in Europe in 2021 increased to 278,000 units from 230,400 units in 2020, and DAF’s market share was 15.9% in 2021 compared to 16.3% in 2020. The 6 to 16‑tonne market was 41,400 units in 2021 and 2020. DAF’s market share in the 6 to 16-tonne market in 2021 was 10.1% compared to 9.5% in 2020.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Year Ended December 31,	2021	2020	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$9,877.6	$8,062.0	23
Europe	4,489.8	3,419.3	31
Mexico, South America, Australia and other	2,432.3	1,683.5	44
	$16,799.7	$13,164.8	28
Truck income before income taxes	$795.8	$581.4	37
Pre-tax return on revenues	4.7%	4.4%

The Company’s worldwide truck net sales and revenues increased to $16.80 billion in 2021 from $13.16 billion in 2020 due to higher truck deliveries in all markets. Truck segment income before income taxes and pretax return on revenues reflect higher truck unit deliveries, primarily due to increased demand in all markets. In both 2021 and 2020, Truck segment income before taxes and pretax return on revenues reflect the tempering of truck unit deliveries due to the COVID-19 pandemic. In 2021, truck deliveries and margins were impacted by the global semiconductor supply shortage.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between 2021 and 2020 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2020	$13,164.8	$12,171.7	$993.1
Increase (decrease)
Truck sales volume	2,804.8	2,378.9	425.9
Average truck sales prices	457.0		457.0
Average per truck material, labor and other direct costs		448.7	(448.7)
Factory overhead and other indirect costs		226.0	(226.0)
Extended warranties, operating leases and other	95.6	30.5	65.1
Currency translation	277.5	238.7	38.8
Total increase	3,634.9	3,322.8	312.1
2021	$16,799.7	$15,494.5	$1,305.2

•

Truck sales volume reflects higher unit deliveries in all markets, primarily in the U.S. and Canada ($1.43 billion sales and $1.19 billion cost of sales), and Europe ($884.5 million sales and $750.8 million cost of sales) due to increased demand.

•	Average truck sales prices increased sales by $457.0 million, primarily due to higher price realization in all major markets.
•	Average cost per truck increased cost of sales by $448.7 million, primarily reflecting higher raw material costs, partially offset by lower product support costs.
•	Factory overhead and other indirect costs increased $226.0 million, primarily due to higher labor costs, and higher supplies and maintenance costs to support increased truck production.
•

Extended warranties, operating leases and other revenues increased by $95.6 million primarily due to higher revenues from service contracts and extended warranty contracts. Cost of sales and revenues increased by $30.5 million primarily due to higher costs from service contracts and extended warranty contracts, largely offset by gains on sales of used trucks and lower impairments in Europe due to an improved used truck market.

•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar.
•	Truck gross margins increased to 7.8% in 2021 from 7.5% in 2020, primarily due to the factors noted above.

Truck selling, general and administrative expenses (SG&A) for 2021 increased to $267.9 million from $210.9 million in 2020. The increase was primarily due to higher salaries and related expenses and higher professional expenses. As a percentage of sales, Truck SG&A was 1.6% for 2021 and 2020.

Parts

The Company’s Parts segment accounted for 21% of revenues in 2021 and 2020.

($ in millions)
Year Ended December 31,	2021	2020	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$3,312.4	$2,664.9	24
Europe	1,164.6	896.1	30
Mexico, South America, Australia and other	467.3	351.9	33
	$4,944.3	$3,912.9	26
Parts income before income taxes	$1,104.1	$799.3	38
Pre-tax return on revenues	22.3%	20.4%

The worldwide parts net sales and revenues increased to a record $4.94 billion in 2021 from $3.91 billion in 2020 primarily due to higher demand in all markets and favorable currency translation effects. The increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher sales volume and higher margins, as well as favorable currency translation effects.

The major factors for the Parts segment changes in net sales and revenues, cost of sales and revenues and gross margin between 2021 and 2020 are as follows:

	NET SALES AND	COST OF SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2020	$3,912.9	$2,842.8	$1,070.1
Increase (decrease)
Aftermarket parts volume	720.8	481.8	239.0
Average aftermarket parts sales prices	239.7		239.7
Average aftermarket parts direct costs		137.6	(137.6)
Warehouse and other indirect costs		33.9	(33.9)
Currency translation	70.9	40.2	30.7
Total increase	1,031.4	693.5	337.9
2021	$4,944.3	$3,536.3	$1,408.0
•	Aftermarket parts sales volume increased by $720.8 million and related cost of sales increased by $481.8 million primarily due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $239.7 million primarily due to higher price realization in North America and Europe.
•	Average aftermarket parts direct costs increased $137.6 million due to higher material costs.
•	Warehouse and other indirect costs increased $33.9 million, primarily due to higher salaries and related expenses and higher shipping costs due to increased volumes and rates.
•	The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar.
•	Parts gross margins in 2021 increased to 28.5% from 27.3% in 2020 due to the factors noted above.

Parts SG&A expense for 2021 increased to $210.3 million compared to $192.7 million in 2020 primarily due to higher salaries and related expenses and currency translation effects, partially offset by lower sales and marketing costs. As a percentage of sales, Parts SG&A decreased to 4.3% in 2021 from 4.9% in 2020, primarily due to higher net sales.

Financial Services

The Company’s Financial Services segment accounted for 7% of revenues in 2021 compared to 8% in 2020.

($ in millions)
Year Ended December 31,	2021	2020	% CHANGE
New loan and lease volume:
U.S. and Canada	$3,338.9	$3,027.0	10
Europe	1,316.2	1,204.1	9
Mexico, Australia and other	1,016.6	787.6	29
	$5,671.7	$5,018.7	13
New loan and lease volume by product:
Loans and finance leases	$4,683.7	$3,975.0	18
Equipment on operating lease	988.0	1,043.7	(5)
	$5,671.7	$5,018.7	13
New loan and lease unit volume:
Loans and finance leases	39,100	36,100	8
Equipment on operating lease	11,000	10,700	3
	50,100	46,800	7
Average earning assets:
U.S. and Canada	$8,635.2	$9,011.3	(4)
Europe	3,787.1	3,560.2	6
Mexico, Australia and other	2,107.6	1,782.4	18
	$14,529.9	$14,353.9	1
Average earning assets by product:
Loans and finance leases	$9,952.1	$9,123.8	9
Dealer wholesale financing	1,472.6	2,101.4	(30)
Equipment on lease and other	3,105.2	3,128.7	(1)
	$14,529.9	$14,353.9	1
Revenues:
U.S. and Canada	$759.9	$785.0	(3)
Europe	676.8	562.2	20
Mexico, Australia and other	251.1	227.0	11
	$1,687.8	$1,574.2	7
Revenues by product:
Loans and finance leases	$481.9	$457.8	5
Dealer wholesale financing	42.5	69.6	(39)
Equipment on lease and other	1,163.4	1,046.8	11
	$1,687.8	$1,574.2	7
Income before income taxes	$437.6	$223.1	96

New loan and lease volume increased to a record $5.67 billion in 2021 from $5.02 billion in 2020, primarily reflecting higher truck deliveries worldwide. PFS finance market share of new PACCAR truck sales was 26.6% in 2021 compared to 28.4% in 2020.

PFS revenues increased to $1.69 billion in 2021 from $1.57 billion in 2020. The increase was primarily due to higher used truck sales in Europe and North America. The effects of currency translation increased PFS revenues by $41.2 million in 2021, primarily due to a stronger euro and Mexican peso relative to the U.S. dollar.

PFS income before income taxes increased to a record $437.6 million in 2021 from $223.1 million in 2020, primarily due to improved used truck results and a lower provision for credit losses. The effect of currency translation increased 2021 PFS income before income taxes by $8.8 million.

Included in Financial Services “Other Assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $92.1 million at December 31, 2021 and $375.8 million at December 31, 2020. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions, through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized gains on used trucks, excluding repossessions, of $30.3 million in 2021 compared to losses of $88.2 million in 2020, including losses on multiple unit transactions of $17.7 million in 2021 compared to $38.6 million in 2020. Used truck gains in 2021 and losses in 2020 related to repossessions, which are recognized as credit losses, were insignificant.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between 2021 and 2020 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
2020	$527.4	$192.1	$335.3
Increase (decrease)
Average finance receivables	.1		.1
Average debt balances		(6.4)	6.4
Yields	(14.6)		(14.6)
Borrowing rates		(37.1)	37.1
Currency translation and other	11.5	2.3	9.2
Total (decrease) increase	(3.0)	(41.2)	38.2
2021	$524.4	$150.9	$373.5
•

Average debt balances decreased $439.9 million (excluding foreign exchange effects) in 2021, reflecting lower funding requirements for the portfolio which includes loans, finance leases, dealer wholesale and equipment on operating lease.

•	Lower portfolio yields (4.6% in 2021 compared to 4.7% in 2020) decreased interest and fees by $14.6 million. The lower portfolio yields were primarily due to lower market rates in North America.
•	Lower borrowing rates (1.4% in 2021 compared to 1.8% in 2020) were primarily due to lower debt market rates in the U.S.
•	Currency translation and other primarily reflects an increase in the value of foreign currencies relative to the U.S. dollar.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Year Ended December 31,	2021	2020
Operating lease and rental revenues	$860.5	$832.0
Used truck sales	284.2	194.8
Insurance, franchise and other revenues	18.7	20.0
Operating lease, rental and other revenues	$1,163.4	$1,046.8

Depreciation of operating lease equipment	$597.8	$651.9
Vehicle operating expenses	87.2	152.4
Cost of used truck sales	280.5	200.1
Insurance, franchise and other expenses	3.9	3.6
Depreciation and other expenses	$969.4	$1,008.0

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between 2021 and 2020 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
2020	$1,046.8	$1,008.0	$38.8
Increase (decrease)
Used truck sales	81.4	72.5	8.9
Results on returned lease assets		(107.4)	107.4
Average operating lease assets	(14.7)	(11.5)	(3.2)
Revenue and cost per asset	20.5	(19.7)	40.2
Currency translation and other	29.4	27.5	1.9
Total increase (decrease)	116.6	(38.6)	155.2
2021	$1,163.4	$969.4	$194.0
•

Higher market prices and a higher sales volume of used trucks received on trade and upon RVG contract expiration increased operating lease, rental and other revenues by $81.4 million. Higher lease portfolio unit sales volume increased depreciation and other expenses by $72.5 million.

•

Results on returned lease assets decreased depreciation and other expenses by $107.4 million primarily due to gains on sales on returned lease units in 2021 compared to losses in 2020 and lower impairments in Europe and the U.S. as a result of higher used truck market values.

•	Average operating lease assets decreased $84.9 million (excluding foreign exchange effects), which decreased revenues by $14.7 million and related depreciation and other expenses by $11.5 million.
•

Revenue per asset increased $20.5 million primarily due to higher rental utilization. Cost per asset decreased $19.7 million due to lower operating lease impairment in Europe and lower depreciation expense.

•	The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

Financial Services SG&A expense increased to $129.4 million in 2021 from $122.2 million in 2020. The increase was primarily due to higher salaries and related expenses. As a percentage of revenues, Financial Services SG&A decreased to 7.7% in 2021 from 7.8% in 2020.

The following table summarizes the provision (benefit) for losses on receivables and net charge-offs:

	2021		2020
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$(2.2)	$1.0	$16.2	$13.8
Europe	(1.7)	2.6	5.1	3.2
Mexico, Australia and other	4.4	4.7	7.5	5.3
	$.5	$8.3	$28.8	$22.3

The provision for losses on receivables decreased to $.5 million in 2021 from $28.8 million in 2020, primarily reflecting strong portfolio performance in 2021, and 2020 included higher provisioning due to weakening economic conditions related to the COVID-19 pandemic and a credit loss on a fleet customer in the U.S.

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

The post-modification balances of accounts modified during the years ended December 31, 2021 and 2020 are summarized below:

	2021		2020
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$484.2	4.8%	$244.4	2.5%
Insignificant delay	63.8	.6%	2,545.3	26.0%
Credit - no concession	52.3	.5%	120.2	1.2%
Credit - TDR	8.0	.1%	74.7	.8%
	$608.3	6.0%	$2,984.6	30.5%

*	Amortized cost basis immediately after modification as a percentage of the year-end retail portfolio balance.

In 2021, total modification activity decreased compared to 2020. The increase in modifications for Commercial reasons primarily reflects higher volumes of refinancing. The decrease in modifications for Insignificant delay reflects fleet customers requesting payment relief for up to three months related to the COVID-19 pandemic in 2020. The decrease in modifications for Credit - no concession is primarily due to lower volumes of refinancing and requests for payment relief in Mexico and Europe. The decrease in modifications for Credit - TDR is primarily due to 2020 contract modifications of two fleet customers in the U.S. and four fleet customers in Mexico.

The following table summarizes the Company’s 30+ days past due accounts:

At December 31,	2021	2020
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada		.1%
Europe	.4%	.9%
Mexico, Australia and other	1.2%	1.7%
Worldwide	.3%	.5%

Accounts 30+ days past due decreased to .3% at December 31, 2021 from .5% at December 31, 2020. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $.4 million and $18.6 million of accounts worldwide during the fourth quarter of 2021 and the fourth quarter of 2020, respectively, which were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

At December 31,	2021	2020
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada		.1%
Europe	.4%	1.5%
Mexico, Australia and other	1.2%	1.9%
Worldwide	.3%	.6%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2021 and 2020. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2021 and 2020.

The Company’s 2021 and 2020 annualized pre-tax return on average total assets for Financial Services was 2.8% and 1.4%, respectively.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for 2021 and 2020. Other SG&A increased to $69.2 million in 2021 from $55.6 million in 2020 primarily due to higher salaries and related expenses.

Other income before tax was $25.6 million in 2021 compared to $18.2 million in 2020. The increase was primarily due to a higher benefit from non-service components of pension expense, partially offset by higher salaries and related expenses.

Investment income decreased to $15.5 million in 2021 from $35.9 million in 2020, primarily due to lower yields on U.S. investments due to lower market interest rates.

Income Taxes

In 2021, the effective tax rate was 22.1% compared to 21.7% in 2020. The higher effective tax rate in 2021 was primarily due to the change in mix of income generated in jurisdictions with higher tax rates in 2021 as compared to 2020.

($ in millions)
Year Ended December 31,	2021	2020
Domestic income before taxes	$1,373.7	$1,122.9
Foreign income before taxes	1,004.9	535.0
Total income before taxes	$2,378.6	$1,657.9
Domestic pre-tax return on revenues	10.9%	10.8%
Foreign pre-tax return on revenues	9.2%	6.4%
Total pre-tax return on revenues	10.1%	8.9%

In 2021, both domestic and foreign income before income taxes and pre-tax return on revenues increased primarily due to the improved results from Truck, Parts and Financial Services operations.

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)
At December 31,	2021	2020
Cash and cash equivalents	$3,428.3	$3,539.6
Marketable securities	1,559.4	1,429.0
	$4,987.7	$4,968.6

The Company’s total cash and marketable securities at December 31, 2021 increased $19.1 million from the balances at December 31, 2020. Total cash and marketable securities are primarily intended to provide liquidity while preserving capital.

The change in cash and cash equivalents is summarized below:

($ in millions)
Year Ended December 31,	2021	2020
Operating activities:
Net income	$1,852.1	$1,298.4
Net income items not affecting cash	711.2	1,097.7
Pension contributions	(25.1)	(184.9)
Changes in operating assets and liabilities, net	(351.5)	776.0
Net cash provided by operating activities	2,186.7	2,987.2
Net cash used in investing activities	(1,362.7)	(1,875.8)
Net cash used in financing activities	(882.9)	(1,808.5)
Effect of exchange rate changes on cash	(52.4)	61.6
Net decrease in cash and cash equivalents	(111.3)	(635.5)
Cash and cash equivalents at beginning of the year	3,539.6	4,175.1
Cash and cash equivalents at end of the year	$3,428.3	$3,539.6

Operating activities: Cash provided by operations decreased by $800.5 million to $2.19 billion in 2021 from $2.99 billion in 2020. Lower operating cash flows reflect lower cash receipts from wholesale receivables in the Financial Services segment of $780.4 million, higher cash usage of $562.1 million for inventories and lower cash receipts from accounts receivables of $534.7 million as there were fewer receipts in 2021 compared to collections exceeding sales in 2020. Additionally, lower operating cash flows reflect higher cash outflows for payment of income taxes of $387.1 million. This was partially offset by higher cash inflows of $747.0 million from accounts payable and accrued expenses as purchases of goods and services exceeded payments in 2021 compared to 2020 when payments exceeded purchases. Additionally, the lower operating cash flows were offset by higher net income of $553.7 million and lower pension contributions of $159.8 million compared to 2020.

Investing activities:  Cash used in investing activities decreased by $513.1 million to $1.36 billion in 2021 from $1.88 billion in 2020. Lower net cash used in investing activities primarily reflects higher proceeds from asset disposals of $302.2 million and lower net originations from retail loans and financing leases of $208.0 million.

Financing activities:  Cash used in financing activities decreased $925.6 million to $882.9 million in 2021 compared to $1,808.5 million in 2020. Cash used by borrowing activities in 2021 was $210.9 million, $369.4 million lower than the cash used by borrowing activities of $580.3 million in 2020. The Company repurchased .02 million shares of common stock for $1.5 million in 2021 compared to the repurchase of .7 million shares for $42.1 million in 2020. In addition, the Company paid $708.0 million in dividends in 2021 compared to $1,239.8 million in 2020 due to a lower extra dividend paid in January 2021.

The Company expects to continue paying dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions. Cash dividends declared for the last two years were as follows:

QUARTER	2021	2020
First	$.32	$.32
Second	.34	.32
Third	.34	.32
Fourth	.34	.32
Year-End Extra (paid in January of the following year)	1.50	.70
Total dividends declared per share	$2.84	$1.98

Credit Lines and Other:

The Company has line of credit arrangements of $3.60 billion, of which $3.32 billion were unused at December 31, 2021. Included in these arrangements are $3.00 billion of committed bank facilities, of which $1.00 billion expires in June 2022, $1.00 billion expires in June 2024 and $1.00 billion expires in June 2026. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the year ended December 31, 2021.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of December 31, 2021, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the year ended December 31, 2021.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in 2021 were $495.6 million compared to $558.8 million in 2020. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $7.21 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

Capital investments in 2022 are expected to be $425 to $475 million, and R&D is expected to be $350 to $400 million. The Company is increasing its investment in clean diesel and zero emissions powertrain technologies, autonomous systems, connected vehicle services, next-generation manufacturing and distribution capabilities.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2021, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2021 was $5.50 billion. In February 2022, PFC issued $300.0 million of medium-term notes under this registration. The registration expires in November 2024 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2021, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.60 billion available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program renews annually and expires in July 2022.

In August 2021, PACCAR Financial Mexico registered a 10.00 billion Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of Commercial paper (up to one year) to 5.00 billion Mexican pesos. At December 31, 2021, 9.54 billion Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL), registered a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL as of December 31, 2021 was 700.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program.

The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFL Canada as of December 31, 2021 was 150.0 million Canadian dollars.

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

Commitments

The following summarizes the Company’s contractual cash commitments at December 31, 2021:

	MATURITY
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Borrowings*	$5,302.9	$4,075.4	$1,075.1		$10,453.4
Purchase obligations	94.6	10.4	4.2		109.2
Interest on debt**	85.6	66.8	5.6		158.0
Lease liabilities	15.0	14.7	4.5	$3.4	37.6
Other obligations	39.5	6.0	.7		46.2
	$5,537.6	$4,173.3	$1,090.1	$3.4	$10,804.4

*	Commercial paper included in borrowings is at par value.
**	Interest on floating-rate debt is based on the applicable market rates at December 31, 2021.

Total cash commitments for borrowings and interest on term debt were $10.61 billion and were related to the Financial Services segment. As described in Note J of the consolidated financial statements, borrowings consist primarily of term notes and commercial paper issued by the Financial Services segment. The Company expects to fund its maturing Financial Services debt obligations principally from funds provided by collections from customers on loans and lease contracts, as well as from the proceeds of commercial paper and medium-term note borrowings. Purchase obligations are the Company’s contractual commitments to acquire future production inventory and capital equipment. Other obligations primarily include commitments to purchase energy.

The Company’s other commitments include the following at December 31, 2021:

	COMMITMENT EXPIRATION
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Loan and lease commitments	$2,085.8				$2,085.8
Residual value guarantees	592.9	$673.6	$170.2	$24.7	1,461.4
Letters of credit	10.1	.3		12.1	22.5
	$2,688.8	$673.9	$170.2	$36.8	$3,569.7

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

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities in the years ended December 31, 2021 and 2020 were $4.0 million and $1.9 million, respectively. While the timing and amount of the ultimate costs associated with future environmental cleanup cannot be determined, management expects that these matters will not have a significant effect on the Company’s consolidated cash flow, liquidity or financial condition.

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

During 2021, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a decrease in depreciation expense of $21.8 million.

At December 31, 2021, the aggregate residual value of equipment on operating leases in the Financial Services segment and residual value guarantee on trucks accounted for as operating leases in the Truck segment was $2.17 billion. A 10% decrease in used truck values worldwide, if expected to persist over the remaining maturities of the Company’s operating leases, would reduce residual value estimates and result in the Company recording additional depreciation expense of approximately $84.1 million in 2022, $53.1 in 2023, $55.0 in 2024, $16.7 in 2025 and $8.5 in 2026 and thereafter.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current and future market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 30% and 70%. Over the past two years, the Company’s year-end 30+ days past due accounts have ranged between .3% and .5% of loan and lease receivables. Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 3 to 44 basis points of receivables. At December 31, 2021, 30+ days past dues were .3%. If past dues were 100 basis points higher or 1.3% as of December 31, 2021, the Company’s estimate of credit losses would likely have increased by a range of $3 to $44 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

Product Warranty

Product warranty, including changes in estimates for pre-existing warranties, is disclosed in Note I of the consolidated financial statements. The expenses related to product warranty are estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. Estimates consider product type, geographical differences, labor rates, and any other known factors affecting the number or amount of expected claim payments. For new products with no historical experience, reference to similar products is utilized. Management takes actions to minimize warranty costs through quality-improvement programs; however, actual claim costs incurred could materially differ from the estimated amounts and require adjustments to the reserve. Historically those adjustments have not been material. Over the past two years, warranty expense as a percentage of Truck, Parts and Other net sales and revenues has ranged between 1.6% and 2.2%. If the 2021 warranty expense had been .2% higher as a percentage of net sales and revenues in 2021, warranty expense would have increased by approximately $44 million.

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations or tariffs resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials and components, including semiconductors; labor disruptions; shortages of commercial truck drivers; increased warranty costs; pandemics; litigation, including European Commission (EC) settlement-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part I, Item 1A, “Risk Factors” and in Note L in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Fair Value (Losses) Gains	2021	2020
CONSOLIDATED:
Assets
Cash equivalents and marketable debt securities	$(26.7)	$(26.9)
FINANCIAL SERVICES:
Assets
Fixed rate loans	(110.5)	(105.7)
Liabilities
Fixed rate term debt	127.6	124.3
Interest-rate swaps	4.5	14.2
Total	$(5.1)	$5.9

Currency Risks - The Company enters into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations of foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso (see Note P for additional information concerning these hedges). Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted foreign currency exchange rates would be a loss of $210.8 related to contracts outstanding at December 31, 2021, compared to a loss of $155.2 at December 31, 2020. These amounts would be largely offset by changes in the values of the underlying hedged exposures.

Commodity Price Risks - The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks (see Note P for additional information concerning these hedges). The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted commodity prices would be a loss of $18.4 related to contracts outstanding at December 31, 2021. These amounts would be largely offset by changes in the values of the underlying hedged exposures.

2021,

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2021	2020	2019
	(millions, except per share data)
TRUCK, PARTS AND OTHER:
Net sales and revenues	$21,834.5	$17,154.3	$24,119.7

Cost of sales and revenues	19,110.1	15,076.4	20,555.6
Research and development	324.1	273.9	326.6
Selling, general and administrative	547.4	459.2	561.5
Interest and other (income), net	(72.6)	(54.1)	(42.0)
	19,909.0	15,755.4	21,401.7
Truck, Parts and Other Income Before Income Taxes	1,925.5	1,398.9	2,718.0

FINANCIAL SERVICES:
Interest and fees	524.4	527.4	583.0
Operating lease, rental and other revenues	1,163.4	1,046.8	897.0
Revenues	1,687.8	1,574.2	1,480.0

Interest and other borrowing expenses	150.9	192.1	230.5
Depreciation and other expenses	969.4	1,008.0	798.2
Selling, general and administrative	129.4	122.2	137.0
Provision for losses on receivables	.5	28.8	15.4
	1,250.2	1,351.1	1,181.1
Financial Services Income Before Income Taxes	437.6	223.1	298.9

Investment income	15.5	35.9	82.3
Total Income Before Income Taxes	2,378.6	1,657.9	3,099.2
Income taxes	526.5	359.5	711.3
Net Income	$1,852.1	$1,298.4	$2,387.9

Net Income Per Share
Basic	$5.33	$3.74	$6.88
Diluted	$5.32	$3.74	$6.87

Weighted Average Number of Common Shares Outstanding
Basic	347.8	346.8	346.9
Diluted	348.4	347.4	347.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2021	2020	2019
	(millions)
Net income	$1,852.1	$1,298.4	$2,387.9
Other comprehensive income:
Unrealized gains (losses) on derivative contracts
Net gain (loss) arising during the period	54.2	(105.3)	(76.1)
Tax effect	(14.3)	26.9	19.1
Reclassification adjustment	(33.7)	87.6	51.7
Tax effect	9.5	(23.1)	(12.0)
	15.7	(13.9)	(17.3)
Unrealized (losses) gains on marketable debt securities
Net holding (loss) gain	(18.8)	13.6	11.6
Tax effect	4.7	(3.3)	(2.9)
Reclassification adjustment	(2.1)	(2.4)	(.4)
Tax effect	.5	.6	.1
	(15.7)	8.5	8.4
Pension plans
Net gain (loss) arising during the period	343.2	(132.4)	(74.8)
Tax effect	(80.3)	28.4	18.0
Reclassification adjustment	59.5	57.3	21.9
Tax effect	(14.1)	(13.7)	(5.0)
	308.3	(60.4)	(39.9)
Foreign currency translation (loss) gain	(179.1)	115.6	47.2
Net other comprehensive income (loss)	129.2	49.8	(1.6)
Comprehensive Income	$1,981.3	$1,348.2	$2,386.3

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2021	2020
	(millions)
ASSETS
TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$3,253.6	$3,405.0
Trade and other receivables, net (allowance for losses: 2021 - $.6, 2020 - $.6)	1,575.1	1,197.5
Marketable securities	1,559.4	1,429.0
Inventories, net	1,768.3	1,221.9
Other current assets	732.9	515.6
Total Truck, Parts and Other Current Assets	8,889.3	7,769.0

Equipment on operating leases, net	302.4	421.9
Property, plant and equipment, net	3,398.1	3,270.4
Other noncurrent assets, net	1,293.0	998.9
Total Truck, Parts and Other Assets	13,882.8	12,460.2

FINANCIAL SERVICES:
Cash and cash equivalents	174.7	134.6
Finance and other receivables, net (allowance for losses: 2021 - $116.9, 2020 - $127.0)	11,920.8	11,820.7
Equipment on operating leases, net	2,886.5	3,162.8
Other assets	436.9	681.7
Total Financial Services Assets	15,418.9	15,799.8
	$29,301.7	$28,260.0

CONSOLIDATED BALANCE SHEETS

December 31,	2021	2020
	(millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$3,930.9	$3,413.9
Dividend payable	521.1	242.6
Total Truck, Parts and Other Current Liabilities	4,452.0	3,656.5
Residual value guarantees and deferred revenues	329.1	457.4
Other liabilities	1,436.5	1,487.2
Total Truck, Parts and Other Liabilities	6,217.6	5,601.1

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	624.5	561.0
Commercial paper and bank loans	3,303.0	3,344.4
Term notes	7,128.8	7,508.9
Deferred taxes and other liabilities	590.4	854.6
Total Financial Services Liabilities	11,646.7	12,268.9

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares; issued 347.3 million and 346.6 million shares	347.3	346.6
Additional paid-in capital	142.0	88.5
Retained earnings	11,869.2	11,005.2
Accumulated other comprehensive loss	(921.1)	(1,050.3)
Total Stockholders’ Equity	11,437.4	10,390.0
	$29,301.7	$28,260.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2021	2020	2019
	(millions)
OPERATING ACTIVITIES:
Net Income	$1,852.1	$1,298.4	$2,387.9
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	270.0	249.6	322.2
Equipment on operating leases and other	633.3	799.4	755.1
Provision for losses on financial services receivables	.5	28.8	15.4
Deferred taxes	(212.9)	(.5)	70.8
Other, net	20.3	20.4	26.6
Pension contributions	(25.1)	(184.9)	(35.7)
Change in operating assets and liabilities:
(Increase) decrease in assets other than cash and cash equivalents:
Receivables:
Trade and other receivables	(412.9)	121.8	(72.3)
Wholesale receivables on new trucks	90.8	871.2	(520.2)
Inventories	(610.3)	(48.2)	24.6
Other assets, net	(129.8)	(133.8)	(365.4)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	693.4	(53.6)	(27.6)
Residual value guarantees and deferred revenues	(82.4)	(127.8)	(179.7)
Other liabilities, net	99.7	146.4	458.6
Net Cash Provided by Operating Activities	2,186.7	2,987.2	2,860.3

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(4,570.6)	(3,917.3)	(4,081.8)
Collections on retail loans and finance leases	4,113.3	3,252.0	3,388.8
Net decrease (increase) in wholesale receivables on used equipment	12.2	53.3	(47.7)
Purchases of marketable debt securities	(903.1)	(842.4)	(850.6)
Proceeds from sales and maturities of marketable debt securities	727.0	597.8	715.5
Payments for property, plant and equipment	(559.1)	(550.4)	(574.0)
Acquisitions of equipment for operating leases	(1,073.7)	(1,088.0)	(1,396.8)
Proceeds from asset disposals	904.1	601.9	638.1
Other, net	(12.8)	17.3	1.1
Net Cash Used in Investing Activities	(1,362.7)	(1,875.8)	(2,207.4)

FINANCING ACTIVITIES:
Payments of cash dividends	(708.0)	(1,239.8)	(1,138.6)
Purchases of treasury stock	(1.5)	(42.1)	(110.2)
Proceeds from stock compensation transactions	37.5	53.7	60.8
Net increase (decrease) in commercial paper, short-term bank loans and other	24.7	(831.9)	557.1
Proceeds from term debt	2,101.1	2,150.1	2,504.3
Payments on term debt	(2,336.7)	(1,898.5)	(1,790.0)
Net Cash (Used in) Provided by Financing Activities	(882.9)	(1,808.5)	83.4
Effect of exchange rate changes on cash	(52.4)	61.6	2.9
Net (Decrease) Increase in Cash and Cash Equivalents	(111.3)	(635.5)	739.2
Cash and cash equivalents at beginning of year	3,539.6	4,175.1	3,435.9
Cash and cash equivalents at end of year	$3,428.3	$3,539.6	$4,175.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 31,	2021	2020	2019
	(millions, except per share data)
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of year	$346.6	$346.3	$346.6
Treasury stock retirement		(.7)	(1.7)
Stock compensation	.7	1.0	1.4
Balance at end of year	347.3	346.6	346.3

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	88.5	61.4	69.4
Treasury stock retirement	(1.5)	(41.4)	(85.7)
Stock compensation	55.0	68.5	77.7
Balance at end of year	142.0	88.5	61.4

TREASURY STOCK, AT COST:
Balance at beginning of year
Purchases, shares: 2021 - .02; 2020 - .71; 2019 - 1.68	(1.5)	(42.1)	(110.2)
Retirements	1.5	42.1	110.2
Balance at end of year

RETAINED EARNINGS:
Balance at beginning of year	11,005.2	10,398.5	9,275.4
Net income	1,852.1	1,298.4	2,387.9
Cash dividends declared on common stock, per share: 2021 - $2.84; 2020 - $1.98; 2019 - $3.58	(988.1)	(687.1)	(1,242.0)
Treasury stock retirement			(22.8)
Cumulative effect of change in accounting principles		(4.6)
Balance at end of year	11,869.2	11,005.2	10,398.5

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of year	(1,050.3)	(1,100.1)	(1,098.5)
Other comprehensive income (loss)	129.2	49.8	(1.6)
Balance at end of year	(921.1)	(1,050.3)	(1,100.1)
Total Stockholders’ Equity	$11,437.4	$10,390.0	$9,706.1

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

A.	SIGNIFICANT ACCOUNTING POLICIES

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

Truck sales with RVGs that allow customers the option to return their truck are accounted for as a sale when the customer does not have an economic incentive to return the truck to the Company, or as an operating lease when the customer does have an economic incentive to return the truck. The estimate of customers’ economic incentive to return the trucks is based on an analysis of historical guaranteed buyback value and estimated market value. When truck sales with RVGs are accounted for as a sale, revenue is recognized when the truck is transferred to the customer less an amount for expected returns. Expected return rates are estimated by using a historical weighted average return rate over an eight-year period.

Aftermarket parts sales allow for returns which are estimated at the time of sale based on historical data. Parts dealer services and other revenues are recognized as services are performed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

The following table presents the balance sheet classification of the estimated value of the returned goods assets and the related return liabilities:

At December 31,	2021		2020
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Trucks:
Other current assets	$255.7		$179.0
Accounts payable, accrued expenses and other		$264.0		$195.2
Other noncurrent assets, net	403.6		448.9
Other liabilities		423.9		468.9
	$659.3	$687.9	$627.9	$664.1
Parts
Other current assets	$72.9		$62.2
Accounts payable, accrued expenses and other		$172.1		$142.0
	$72.9	$172.1	$62.2	$142.0

The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $1,214.4 at December 31, 2021.

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note I, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Total operating lease revenue from truck sales with RVGs for the years ended December 31, 2021, 2020 and 2019 was $113.8, $104.2 and $159.7, respectively.

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

Operating lease rental revenue is recognized on a straight-line basis over the term of the lease. Customer contracts may include additional services such as excess mileage, repair and maintenance and other services on which revenue is recognized when earned. The Company’s full-service lease arrangements bundle these additional services. Rents for full-service lease contracts are allocated between lease and non-lease components based on the relative stand-alone price of each component. Taxes, such as sales and use and value added, which are collected by the Company from a customer, are excluded from the measurement of lease income and expenses. Rental revenues for the years ended December 31, 2021, 2020 and 2019 were $831.6, $802.3 and $798.2, respectively. Depreciation and related leased unit operating expenses were $665.7, $776.5 and $721.6 for the years ended December 31, 2021, 2020 and 2019, respectively.

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2021 or December 31, 2020. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

Investments in Marketable Securities:

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

Equity Securities: Marketable equity securities are traded on active exchanges and are measured at fair value. The realized and unrealized gains (losses) are recognized in investment income.

Receivables:

Trade and Other Receivables: The Company’s trade and other receivables are recorded at cost, net of allowances. At December 31, 2021 and 2020, respectively, trade and other receivables included trade receivables from dealers and customers of $1,276.4 and $942.7 and other receivables of $298.7 and $254.8 relating primarily to value added tax receivables and supplier allowances and rebates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

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

Allowance for Credit Losses:

Truck, Parts and Other: The Company historically has not experienced significant losses or past due amounts on trade and other receivables in its Truck, Parts and Other businesses. Accounts are considered past due once the unpaid balance is over 30 days outstanding based on contractual payment terms. Accounts are charged off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible. The allowance for credit losses for Truck, Parts and Other were $.6 for the years ended December 31, 2021 and 2020. Net charge-offs were nil for the years ended December 31, 2021 and 2020 and $.3 for 2019.

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

On average, modifications extended contractual terms by approximately eight months in 2021 and three months in 2020 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2021 and 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

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

Inventories: Inventories are stated at the lower of cost or market. Cost of inventories in the U.S. is determined by the last‑in, first-out (LIFO) method. Cost of all other inventories is determined principally by the first-in, first-out (FIFO) method. Cost of sales and revenues include shipping and handling costs incurred to deliver products to dealers and customers.

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

Long-lived Assets and Goodwill: The Company evaluates the carrying value of property, plant and equipment when events and circumstances warrant a review. Goodwill is tested for impairment at least on an annual basis. There were no significant impairment charges for the three years ended December 31, 2021. Goodwill was $110.6 and $118.8 at December 31, 2021 and 2020, respectively. The decrease in value was due to currency translation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

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

Derivative Financial Instruments: As part of its risk management strategy, the Company enters into derivative contracts to hedge against the risks of interest rate, foreign currency rates and commodity prices. Certain derivative instruments designated as fair value hedges, cash flow hedges or net investment hedges are subject to hedge accounting. Derivative instruments that are not subject to hedge accounting are held as derivatives not designated as hedged instruments. The Company’s policies prohibit the use of derivatives for speculation or trading. At the inception of each hedge relationship, the Company documents its risk management objectives, procedures and accounting treatment. All of the Company’s interest-rate, commodity as well as certain foreign-exchange contracts are transacted under International Swaps and Derivatives Association (ISDA) master agreements. Each agreement permits the net settlement of amounts owed in the event of default and certain other termination events. For derivative financial instruments, the Company has elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreements and is not required to post or receive collateral.

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $59.7 at December 31, 2021.

The Company assesses hedges at inception and on an ongoing basis to determine the designated derivatives are highly effective in offsetting changes in fair values or cash flow of the hedged items. Hedge accounting is discontinued prospectively when the Company determines a derivative financial instrument has ceased to be a highly effective hedge. Cash flows from derivative instruments are included in operating activities in the Consolidated Statements of Cash Flows.

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

December 31, 2021, 2020 and 2019 (currencies in millions)

New Accounting Pronouncements

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

STANDARD	DESCRIPTION	EFFECTIVE DATE
2021-05*	Leases (Topic 842) – Lessors – Certain Leases with Variable Lease Payments	January 1, 2022
2021-10*	Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance	January 1, 2022

*       The Company will adopt on the effective date.

B.SALES AND REVENUES

The following table disaggregates Truck, Parts and Other revenues by major sources:

Year Ended December 31,	2021	2020	2019
Truck
Truck sales	$15,989.7	$12,466.9	$19,225.2
Revenues from extended warranties, operating leases and other	810.0	697.9	764.3
	16,799.7	13,164.8	19,989.5
Parts
Parts sales	4,809.7	3,803.3	3,912.1
Revenues from dealer services and other	134.6	109.6	112.8
	4,944.3	3,912.9	4,024.9
Winch sales and other	90.5	76.6	105.3
Truck, Parts and Other sales and revenues	$21,834.5	$17,154.3	$24,119.7

The following table summarizes Financial Services lease revenues by lease type:

Year Ended December 31,	2021	2020	2019
Finance lease revenues	$187.0	$189.2	$199.7
Operating lease revenues	831.6	802.3	798.2
Total lease revenues	$1,018.6	$991.5	$997.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

C.	INVESTMENTS IN MARKETABLE SECURITIES

Marketable securities consisted of the following at December 31:

		UNREALIZED	UNREALIZED	FAIR
2021	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$431.4	$1.5	$.4	$432.5
U.S. corporate securities	208.3	.6	1.5	207.4
U.S. government and agency securities	95.9	.6	.1	96.4
Non-U.S. corporate securities	443.9	1.4	2.5	442.8
Non-U.S. government securities	75.2	.1	.3	75.0
Other debt securities	292.6	.9	1.9	291.6
Marketable equity securities	15.4	1.3	3.0	13.7
Total marketable securities	$1,562.7	$6.4	$9.7	$1,559.4

		UNREALIZED	UNREALIZED	FAIR
2020	COST	GAINS	LOSSES	VALUE
U.S. tax-exempt securities	$388.1	$4.4	$.1	$392.4
U.S. corporate securities	229.6	3.3		232.9
U.S. government and agency securities	92.1	2.3		94.4
Non-U.S. corporate securities	406.0	5.5		411.5
Non-U.S. government securities	77.0	.5		77.5
Other debt securities	216.9	3.4		220.3
Total marketable securities	$1,409.7	$19.4	$.1	$1,429.0

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $2.1, $2.7 and $1.3, and gross realized losses were $.4, $.3 and $.4 for the years ended December 31, 2021, 2020 and 2019, respectively.

There were no realized gains (losses) on marketable equity securities for the year ended December 31, 2021.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

At December 31,	2021		2020
	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER
Fair value	$911.2	$1.3	$81.1	$1.3
Unrealized losses	6.7		.1

The unrealized losses on marketable debt securities above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at December 31, 2021 and December 31, 2020. The Company does not currently intend, and it is more likely than not that it will not be required to sell the investment securities before recovery of the unrealized losses. The Company expects the contractual principal and interest will be received on the investment securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

Contractual maturities on marketable debt securities at December 31, 2021 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$424.3	$425.6
One to five years	1,099.7	1,097.1
Six to ten years	9.8	9.7
More than ten years	13.5	13.3
	$1,547.3	$1,545.7

D.	INVENTORIES

Inventories include the following:

At December 31,	2021	2020
Finished products	$676.0	$610.0
Work in process and raw materials	1,300.0	801.9
	1,976.0	1,411.9
Less LIFO reserve	(207.7)	(190.0)
	$1,768.3	$1,221.9

Inventories valued using the LIFO method comprised 41% and 42% of consolidated inventories before deducting the LIFO reserve at December 31, 2021 and 2020, respectively.

E.	FINANCE AND OTHER RECEIVABLES

Finance and other receivables include the following:

At December 31,	2021	2020
Loans	$6,424.7	$5,839.1
Finance leases	3,620.6	3,944.7
Dealer wholesale financing	1,865.8	2,012.4
Operating lease receivables and other	126.6	151.5
	$12,037.7	$11,947.7
Less allowance for losses:
Loans and leases	(111.5)	(120.4)
Dealer wholesale financing	(3.3)	(3.4)
Operating lease receivables and other	(2.1)	(3.2)
	$11,920.8	$11,820.7

Included in Finance and other receivables, net on the Consolidated Balance Sheets is accrued interest receivable (net of allowance for credit losses) of $27.7 and $35.6 as of December 31, 2021 and December 31, 2020, respectively. The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

Annual minimum payments due on loans are as follows:

Beginning January 1,	LOANS
2022	$2,084.9
2023	1,620.5
2024	1,344.4
2025	843.3
2026	434.5
Thereafter	97.1
$6,424.7

Annual minimum payments due on finance lease receivables and a reconciliation of the undiscounted cash flows to the net investment in finance leases are as follows:

FINANCE
Beginning January 1,	LEASES
2022	$1,234.0
2023	1,013.4
2024	701.8
2025	440.9
2026	203.8
Thereafter	72.9
3,666.8
Unguaranteed residual values	301.4
Unearned interest on finance leases	(347.6)
Net investment in finance leases	$3,620.6

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

Allowance for Credit Losses: The allowance for credit losses is summarized as follows:

	2021
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.4	$8.4	$112.0	$3.2	$127.0
Provision for losses		(1.3)	.6	1.2	.5
Charge-offs			(12.3)	(2.5)	(14.8)
Recoveries			6.2	.3	6.5
Currency translation and other	(.1)		(2.1)	(.1)	(2.3)
Balance at December 31	$3.3	$7.1	$104.4	$2.1	$116.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

	2020
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1 **	$4.3	$9.2	$101.4	$3.7	$118.6
Provision for losses	(1.0)	(.8)	30.1	.5	28.8
Charge-offs			(26.6)	(1.4)	(28.0)
Recoveries			5.3	.4	5.7
Currency translation and other	.1		1.8		1.9
Balance at December 31	$3.4	$8.4	$112.0	$3.2	$127.0

*	Operating lease and other trade receivables.
**	The beginning balance has been adjusted for the adoption of ASU 2016-13.

	2019
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$6.8	$10.0	$93.8	$3.2	$113.8
Provision for losses	(1.6)	(1.0)	14.2	3.8	15.4
Charge-offs	(.6)		(24.2)	(3.6)	(28.4)
Recoveries			10.7	.3	11.0
Currency translation and other	(.3)	.2	.7		.6
Balance at December 31	$4.3	$9.2	$95.2	$3.7	$112.4

*	Operating lease and other trade receivables.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

The table below summarizes the amortized cost basis of the Company’s finance receivables within each credit quality indicator by year of origination and portfolio class.

	REVOLVING
At December 31, 2021	LOANS	2021	2020	2019	2018	2017	PRIOR	TOTAL
Dealer:
Wholesale:
Performing	$1,859.7							$1,859.7
Watch	6.1							6.1
	$1,865.8							$1,865.8
Retail:
Performing	$201.9	$434.4	$315.4	$311.7	$176.0	$118.2	$96.9	$1,654.5
Watch		7.0	3.6	9.1	4.6	1.1		25.4
At-risk							1.1	1.1
	$201.9	$441.4	$319.0	$320.8	$180.6	$119.3	$98.0	$1,681.0
Total dealer	$2,067.7	$441.4	$319.0	$320.8	$180.6	$119.3	$98.0	$3,546.8

Customer retail:
Fleet:
Performing		$2,851.7	$1,913.3	$1,227.0	$608.4	$220.4	$66.5	$6,887.3
Watch		2.6	6.5	4.3	5.3	.6	.2	19.5
At-risk		6.0	8.5	26.0	10.6	3.3	.4	54.8
		$2,860.3	$1,928.3	$1,257.3	$624.3	$224.3	$67.1	$6,961.6
Owner/operator:
Performing		$611.9	$389.9	$228.1	$116.0	$38.6	$10.1	$1,394.6
Watch		.7	.5	.7	.4	.1		2.4
At-risk		.2	1.3	1.5	2.0	.5	.2	5.7
		$612.8	$391.7	$230.3	$118.4	$39.2	$10.3	$1,402.7
Total customer retail		$3,473.1	$2,320.0	$1,487.6	$742.7	$263.5	$77.4	$8,364.3

Total	$2,067.7	$3,914.5	$2,639.0	$1,808.4	$923.3	$382.8	$175.4	$11,911.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

	REVOLVING
At December 31, 2020	LOANS	2020	2019	2018	2017	2016	PRIOR	TOTAL
Dealer:
Wholesale:
Performing	$2,004.5							$2,004.5
Watch	7.9							7.9
	$2,012.4							$2,012.4
Retail:
Performing	$20.7	$504.2	$474.9	$268.0	$180.1	$100.4	$132.0	$1,680.3
Watch		5.2	10.5	4.5	1.4			21.6
At-risk						1.2		1.2
	$20.7	$509.4	$485.4	$272.5	$181.5	$101.6	$132.0	$1,703.1
Total dealer	$2,033.1	$509.4	$485.4	$272.5	$181.5	$101.6	$132.0	$3,715.5

Customer retail:
Fleet:
Performing		$2,664.9	$1,921.6	$1,203.7	$533.7	$234.2	$65.2	$6,623.3
Watch		13.5	17.8	11.8	5.9	1.5	1.2	51.7
At-risk		8.0	37.0	18.2	12.2	2.4	.8	78.6
		$2,686.4	$1,976.4	$1,233.7	$551.8	$238.1	$67.2	$6,753.6
Owner/operator:
Performing		$554.6	$376.4	$225.1	$105.2	$41.2	$9.1	$1,311.6
Watch		1.6	2.7	2.0	.7	.2	.2	7.4
At-risk		.9	2.1	3.2	1.2	.4	.3	8.1
		$557.1	$381.2	$230.3	$107.1	$41.8	$9.6	$1,327.1
Total customer retail		$3,243.5	$2,357.6	$1,464.0	$658.9	$279.9	$76.8	$8,080.7

Total	$2,033.1	$3,752.9	$2,843.0	$1,736.5	$840.4	$381.5	$208.8	$11,796.2

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
At December 31, 2021	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$1,865.4	$1,681.0	$6,939.7	$1,396.4	$11,882.5
31 – 60 days past due	.4		9.3	1.8	11.5
Greater than 60 days past due			12.6	4.5	17.1
	$1,865.8	$1,681.0	$6,961.6	$1,402.7	$11,911.1

	DEALER		CUSTOMER RETAIL
At December 31, 2020	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$2,012.4	$1,703.1	$6,718.3	$1,314.7	$11,748.5
31 – 60 days past due			12.3	6.5	18.8
Greater than 60 days past due			23.0	5.9	28.9
	$2,012.4	$1,703.1	$6,753.6	$1,327.1	$11,796.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	DEALER		CUSTOMER RETAIL
At December 31, 2021	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$40.3	$5.7	$46.0
Amortized cost basis with no specific reserve		$1.1	4.7		5.8
Total		$1.1	$45.0	$5.7	$51.8

	DEALER		CUSTOMER RETAIL
At December 31, 2020	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$76.9	$8.1	$85.0
Amortized cost basis with no specific reserve		$1.2	1.7		2.9
Total		$1.2	$78.6	$8.1	$87.9

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

Year Ended December 31,	2021	2020	2019
Dealer:
Retail	$.2	$.2	$.2
Customer retail:
Fleet	3.1	1.6	1.4
Owner/operator	.5	.2	.2
	$3.8	$2.0	$1.8

Troubled Debt Restructurings: The balance of TDRs was $41.6 and $63.1 at December 31, 2021 and 2020, respectively. At modification date, the pre-modification and post-modification amortized cost basis balances for finance receivables modified during the period by portfolio class were as follows:

	2021		2020
	AMORTIZED COST BASIS		AMORTIZED COST BASIS
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$7.1	$7.0	$72.5	$72.5
Owner/operator	1.0	1.0	2.2	2.2
	$8.1	$8.0	$74.7	$74.7

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2021 and 2020.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the years ended December 31, 2021 and 2020 were nil and $4.1, respectively.

There were nil and $2.0 of finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off for the years ended December 31, 2021 and 2020, respectively.

Repossessions: When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at December 31, 2021 and 2020 was $4.7 and $18.1, respectively. Proceeds from the sales of repossessed assets were $45.3, $85.6 and $62.4 for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in Proceeds from asset disposals in the Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

F.	EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases for Truck, Parts and Other and for the Financial Services segment is presented below.

	TRUCK, PARTS AND OTHER		FINANCIAL SERVICES
At December 31,	2021	2020	2021	2020
Equipment on operating leases	$400.9	$576.8	$4,285.6	$4,493.9
Less allowance for depreciation	(98.5)	(154.9)	(1,399.1)	(1,331.1)
	$302.4	$421.9	$2,886.5	$3,162.8

Annual minimum lease payments due on Financial Services operating leases beginning January 1, 2022 are $599.7, $397.9, $206.5, $82.5, $22.8 and $1.9 thereafter.

When the equipment is sold subject to an RVG, the full sales price is received from the customer. A liability is established for the residual value obligation with the remainder of the proceeds recorded as deferred lease revenue. These amounts are summarized below:

	TRUCK, PARTS AND OTHER
At December 31,	2021	2020
Residual value guarantees	$247.0	$358.4
Deferred lease revenues	82.1	99.0
	$329.1	$457.4

Annual maturities of the RVGs beginning January 1, 2022 are $113.3, $45.6, $59.8, $14.5, $13.8 and nil thereafter. The deferred lease revenue is amortized on a straight-line basis over the RVG contract period. At December 31, 2021, the annual amortization of deferred revenues beginning January 1, 2022 is $36.2, $22.0, $12.8, $11.1 and nil thereafter.

G.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment included the following:

At December 31,	USEFUL LIVES	2021	2020
Land		$277.6	$286.4
Buildings and improvements	10 - 40 years	1,596.8	1,474.7
Machinery, equipment and production tooling	3 - 20 years	5,076.0	4,234.4
Construction in progress		313.9	1,081.8
		7,264.3	7,077.3
Less allowance for depreciation		(3,866.2)	(3,806.9)
		$3,398.1	$3,270.4

H.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

Accounts payable, accrued expenses and other include the following:

At December 31,	2021	2020
Truck, Parts and Other:
Accounts payable	$1,393.5	$1,176.2
Product support liabilities	475.0	514.6
Accrued expenses	611.5	446.5
Right-of-return liabilities	436.1	337.3
Accrued capital expenditures	242.2	288.8
Salaries and wages	310.4	260.8
Other	462.2	389.7
	$3,930.9	$3,413.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

I.	PRODUCT SUPPORT LIABILITIES

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2021	2020	2019
Balance at January 1	$389.7	$440.0	$380.2
Cost accruals	298.2	295.0	386.3
Payments	(396.3)	(437.2)	(343.7)
Change in estimates for pre-existing warranties	58.3	84.1	19.8
Currency translation and other	(5.6)	7.8	(2.6)
Balance at December 31	$344.3	$389.7	$440.0

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2021	2020	2019
Balance at January 1	$795.8	$801.4	$699.9
Deferred revenues	487.1	409.9	499.1
Revenues recognized	(487.8)	(438.9)	(396.4)
Currency translation	(19.9)	23.4	(1.2)
Balance at December 31	$775.2	$795.8	$801.4

The Company expects to recognize approximately $261.0 of the remaining deferred revenues on extended warranties and R&M contracts in 2022, $246.3 in 2023, $155.9 in 2024, $75.1 in 2025, $32.2 in 2026 and $4.7 thereafter.

Product support liabilities are included in the accompanying Consolidated Balance Sheets as follows:

	WARRANTY RESERVES		DEFERRED REVENUES
At December 31,	2021	2020	2021	2020
Truck, Parts and Other:
Accounts payable, accrued expenses and other	$215.5	$245.6	$259.5	$269.0
Other liabilities	128.8	144.1	503.2	513.1
Financial Services:
Accounts payable, accrued expenses and other			4.6	5.7
Deferred taxes and other liabilities			7.9	8.0
	$344.3	$389.7	$775.2	$795.8

J.	BORROWINGS AND CREDIT ARRANGEMENTS

Financial Services borrowings include the following:

	2021		2020
	EFFECTIVE		EFFECTIVE
At December 31,	RATE	BORROWINGS	RATE	BORROWINGS
Commercial paper	.2%	$3,025.1	.4%	$3,113.5
Bank loans	4.1%	277.9	5.9%	230.9
		3,303.0		3,344.4
Term notes	1.5%	7,128.8	1.7%	7,508.9
	1.2%	$10,431.8	1.4%	$10,853.3

Commercial paper and term notes borrowings were $10,153.9 and $10,622.4 at December 31, 2021 and 2020, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(21.6) and $(12.7) at December 31, 2021 and 2020, respectively. The effective rate is the weighted average rate as of December 31, 2021 and 2020 and includes the effects of interest-rate contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

The annual maturities of the Financial Services borrowings are as follows:

	COMMERCIAL	BANK	TERM
Beginning January 1,	PAPER	LOANS	NOTES	TOTAL
2022	$3,025.2	$77.7	$2,200.0	$5,302.9
2023		18.5	2,200.0	2,218.5
2024		147.7	1,709.2	1,856.9
2025		34.0	400.0	434.0
2026			641.1	641.1
	$3,025.2	$277.9	$7,150.3	$10,453.4

Interest paid on borrowings was $104.8, $164.5 and $203.8 in 2021, 2020 and 2019, respectively.

The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets, and to a lesser extent, bank loans. The medium-term notes are issued by PACCAR Financial Corp. (PFC), PACCAR Financial Europe (PFE), PACCAR Financial Mexico (PFM), PACCAR Financial Pty. Ltd. (PFPL) and PACCAR Financial Ltd. (PFL Canada).

In November 2021, the Company’s U.S. finance subsidiary, PFC, filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2021 was $5,500.0. In February 2022, PFC issued $300.0 of medium-term notes under this registration. The registration expires in November 2024 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2021, the Company’s European finance subsidiary, PFE, had €1,600.0 available for issuance under a €2,500.0 medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program renews annually and expires in July 2022.

In August 2021, PFM registered a 10,000.0 Mexican pesos medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5,000.0 Mexican pesos. At December 31, 2021, 9,540.1 Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PFPL, established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL as of December 31, 2021 was 700.0 Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PFL Canada, established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFL Canada as of December 31, 2021 was 150.0 Canadian dollars.

The Company has line of credit arrangements of $3,597.0, of which $3,319.1 were unused at December 31, 2021. Included in these arrangements are $3,000.0 of committed bank facilities, of which $1,000.0 expires in June 2022, $1,000.0 expires in June 2024 and $1,000.0 expires in June 2026. The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the year ended December 31, 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

The components of lease expense were as follows:

Year Ended December 31,	2021	2020	2019
Finance lease cost
Amortization of right-of-use assets	$.6	$.9	$.9
Interest on lease liabilities		.1	.1
Operating lease cost	16.3	16.6	16.9
Short-term lease cost	3.0	.8	.7
Variable lease cost	1.5	1.7	1.8
Total lease cost	$21.4	$20.1	$20.4

For the years ended December 31, 2021, 2020 and 2019, total rental expenses for all leases were $21.4, $20.1 and $20.4, respectively.

Balance sheet information related to leases was as follows:

	2021		2020
At December 31,	OPERATING LEASES	FINANCE LEASES	OPERATING LEASES	FINANCE LEASES
TRUCK, PARTS AND OTHER:
Other noncurrent assets	$29.8	$.9	$30.9	$1.0
FINANCIAL SERVICES:
Other assets	6.0		9.0
Total right-of-use assets	$35.8	$.9	$39.9	$1.0

TRUCK, PARTS AND OTHER:
Accounts payable, accrued expenses and other	$12.8	$.4	$11.4	$.5
Other liabilities	17.6	.5	20.3	.5
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	1.5		2.0
Deferred taxes and other liabilities	4.2		6.6
Total lease liabilities	$36.1	$.9	$40.3	$1.0

The weighted-average remaining lease term and discount rate were as follows at December 31:

	2021		2020
	OPERATING LEASES	FINANCE LEASES	OPERATING LEASES	FINANCE LEASES
Weighted-average remaining lease term	4.6 years	2.2 years	5.7 years	2.3 years
Weighted-average discount rate	1.1%	2.0%	1.4%	2.5%

Maturities of lease liabilities are as follows:

Beginning January 1,	OPERATING LEASES	FINANCE LEASES
2022	$14.5	$.5
2023	9.3	.3
2024	5.0	.1
2025	2.9
2026	1.6
Thereafter	3.4
Total lease payments	36.7	.9
Less: interest	(.6)
Total lease liabilities	$36.1	$.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

Cash flow information related to leases was as follows:

Year Ended December 31,	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16.7	$17.2	$17.0
Operating cash flows from finance leases		.1	.2
Financing cash flows from finance leases	.6	.9	1.0

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	8.1	19.9	8.9
Finance leases	.4	.5	.7

L.	COMMITMENTS AND CONTINGENCIES

At December 31, 2021, PACCAR had standby letters of credit and surety bonds totaling $32.9, from third-party financial institutions, in the normal course of business, which guarantee various insurance, financing and other activities. At December 31, 2021, PACCAR’s financial services companies, in the normal course of business, had outstanding commitments to fund new loan and lease transactions amounting to $2,085.8. The commitments generally expire in 90 days. The Company had other commitments, primarily to purchase production inventory, equipment and energy amounting to $132.9, $11.3, $3.8, $2.1, $2.1 and nil for 2022, 2023, 2024, 2025, 2026 and beyond, respectively.

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities for the years ended December 31, 2021, 2020 and 2019 were $4.0, $1.9 and $1.3, respectively.

While the timing and amount of the ultimate costs associated with future environmental cleanup cannot be determined, management expects that these matters will not have a significant effect on the Company’s consolidated financial position.

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF Trucks N.V., DAF Trucks Deutschland GmbH and PACCAR Inc (collectively “the Company”). Following the settlement, certain EC-related claims and lawsuits have been filed in various European jurisdictions against all major European truck manufacturers including the Company and certain subsidiaries. These claims and lawsuits include a number of collective proceedings, including proposed class actions in the United Kingdom, alleging EC-related claims and seeking unspecified damages.  In certain jurisdictions, the limitations period has not yet expired and additional claimants may bring EC-related claims and lawsuits against the Company or its subsidiaries.

The legal proceedings are continuing to move through the court systems in the various jurisdictions with some larger cases scheduled for trial in 2022. While the Company believes it has meritorious defenses to all EC-related claims and lawsuits, the final disposition of all such claims and lawsuits will likely take a significant period of time to resolve and the final outcomes are highly uncertain. The Company cannot at this time reasonably estimate a range of loss, if any, that may result.  An adverse final decision involving significant numbers of DAF truck sales could have a material impact on the Company’s results of operations and cash flows.

PACCAR is also a defendant in various other legal proceedings and, in addition, there are various other contingent liabilities arising in the normal course of business. After consultation with legal counsel, management does not anticipate that disposition of these various other proceedings and contingent liabilities will have a material effect on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

M.	EMPLOYEE BENEFITS

Severance Costs: The Company incurred severance expense in 2021, 2020 and 2019 of $2.6, $6.1 and $5.8 respectively.

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

The Company funds its pensions in accordance with applicable employee benefit and tax laws. The Company contributed $25.1 to its pension plans in 2021 and $184.9 in 2020. The Company expects to contribute in the range of $50 to $75 to its pension plans in 2022, of which $22.4 is estimated to satisfy minimum funding requirements. Annual benefits expected to be paid beginning January 1, 2022 are $120.1, $113.0, $121.7, $125.9, $132.4 and a total of $756.1 for the five years thereafter.

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

The following information details the allocation of plan assets by investment type. See Note Q for definitions of fair value levels.

		FAIR VALUE HIERARCHY
At December 31, 2021	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$1,125.7	$1,125.7
Global equities					1,240.8	1,240.8
Total equities	50 - 70%				2,366.5	2,366.5

Fixed income:
U.S. fixed income		$75.9	$303.0	$378.9	$803.9	$1,182.8
Non-U.S. fixed income			35.1	35.1	412.2	447.3
Total fixed income	30 - 50%	75.9	338.1	414.0	1,216.1	1,630.1
Cash and other		7.1	89.7	96.8	1.1	97.9
Total plan assets		$83.0	$427.8	$510.8	$3,583.7	$4,094.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

		FAIR VALUE HIERARCHY
At December 31, 2020	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$1,047.0	$1,047.0
Global equities					1,140.6	1,140.6
Total equities	50 - 70%				2,187.6	2,187.6

Fixed income:
U.S. fixed income		$83.9	$296.0	$379.9	$719.9	$1,099.8
Non-U.S. fixed income			30.4	30.4	372.8	403.2
Total fixed income	30 - 50%	83.9	326.4	410.3	1,092.7	1,503.0
Cash and other		2.6	99.8	102.4	.4	102.8
Total plan assets		$86.5	$426.2	$512.7	$3,280.7	$3,793.4

The following weighted average assumptions relate to all pension plans of the Company:

At December 31,	2021	2020
Discount rate	2.6%	2.2%
Rate of increase in future compensation levels	3.8%	3.7%
Assumed long-term rate of return on plan assets	5.9%	6.2%

The components of the change in projected benefit obligation and change in plan assets are as follows:

At December 31,	2021	2020
Change in projected benefit obligation:
Benefit obligation at January 1	$3,761.9	$3,234.4
Service cost	148.4	130.4
Interest cost	65.3	83.0
Benefits paid	(102.0)	(120.2)
Actuarial (gain) loss	(146.9)	379.5
Currency translation and other	(17.6)	54.4
Participant contributions	.5	.4
Projected benefit obligation at December 31	$3,709.6	$3,761.9

Change in plan assets:
Fair value of plan assets at January 1	$3,793.4	$3,226.4
Employer contributions	25.1	184.9
Actual return on plan assets	395.8	453.4
Benefits paid	(102.0)	(120.2)
Currency translation and other	(18.3)	48.5
Participant contributions	.5	.4
Fair value of plan assets at December 31	$4,094.5	$3,793.4
Funded status at December 31	$384.9	$31.5

At December 31,	2021	2020
Amounts recorded on Balance Sheet:
Other noncurrent assets	$553.2	$222.1
Accounts payable, accrued expenses and other	19.6	25.5
Other liabilities	148.7	165.1
Accumulated other comprehensive loss:
Actuarial loss	264.0	571.7
Prior service cost	5.8	6.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

Of the December 31, 2021 amounts in accumulated other comprehensive loss, $24.7 of unrecognized actuarial loss and $.7 of unrecognized prior service cost are expected to be amortized into net pension expense in 2022.

The accumulated benefit obligation for all pension plans of the Company was $3,276.0 and $3,321.5 at December 31, 2021 and 2020, respectively.

Information for all plans with an accumulated benefit obligation in excess of plan assets is as follows:

At December 31,	2021	2020
Projected benefit obligation	$171.5	$167.9
Accumulated benefit obligation	153.3	148.7
Fair value of plan assets	13.3	13.5

The components of pension expense are as follows:

Year Ended December 31,	2021	2020	2019
Service cost	$148.4	$130.4	$102.0
Interest on projected benefit obligation	65.3	83.0	95.6
Expected return on assets	(203.3)	(190.6)	(176.6)
Amortization of prior service costs	.8	1.5	1.4
Recognized actuarial loss	58.7	44.2	20.5
Settlement loss		11.6
Net pension expense	$69.9	$80.1	$42.9

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

Multi-employer Plans: The Company participates in multi-employer plans in the U.S. and Europe. These are typically under collective bargaining agreements and cover its union-represented employees. The Company’s participation in the following multi-employer plans for the years ended December 31 are as follows:

		PENSION PLAN		COMPANY CONTRIBUTIONS
PENSION PLAN	EIN	NUMBER	SURCHARGE	2021	2020	2019
Metal and Electrical Engineering Industry Pension Fund		135668	Yes	$38.1	$33.9	$27.8
Western Metal Industry Pension Plan	91-6033499	001	Yes	4.0	3.0	3.8
Other plans				1.1	.9	1.2
				$43.2	$37.8	$32.8

The Company contributions shown in the table above approximate the multi-employer pension expense for each of the years ended December 31, 2021, 2020 and 2019, respectively.

Metal and Electrical Engineering Industry Pension Fund is a multi-employer union plan incorporating all DAF employees in the Netherlands and is covered by a collective bargaining agreement that will expire on November 30, 2022. The Company’s contributions were less than 5% of the total contributions to the plan for the last two reporting periods ending December 2021. The plan is required by law (the Netherlands Pension Act) to have a coverage ratio in excess of 104.3%. Because the coverage ratio of the plan was 103.2% at December 31, 2021, a funding improvement plan effective through 2029 is in place. The funding improvement plan includes a possible reduction in pension benefits and delays in future benefit increases.

The Western Metal Industry Pension Plan is located in the U.S. and is covered by a collective bargaining agreement that will expire on November 2, 2025. In accordance with the U.S. Pension Protection Act of 2006, the plan continued to be certified as critical (red) status as of December 31, 2021, and a funding improvement plan has been implemented requiring additional contributions through 2022 as long as the plan remains in critical status. Contributions by the Company were 20% and 15% of the total contributions to the plan for the years ended December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

Other plans are principally located in the U.S. and the Company’s contributions to these plans for the years ended December 31, 2021 and 2020 were less than 5% of each plan’s total contributions. As of December 31, 2021, one of the other plans was under a funding rehabilitation plan requiring an increase to the mandated employer surcharge from 5% to 10%, which will be applicable for each succeeding year in which the plan remains in a critical status.

There were no significant changes for the multi-employer plans in the periods presented that affected comparability between periods.

Defined Contribution Plans: The Company maintains several defined contribution benefit plans whereby it contributes designated amounts on behalf of participant employees. The largest plan is for U.S. salaried employees where the Company matches a percentage of employee contributions up to an annual limit. The match was 5% of eligible pay in 2021, 2020 and 2019. Other plans are located in Australia, the Netherlands, Canada, United Kingdom and Germany. Expenses for these plans were $50.0, $42.5 and $48.3 in 2021, 2020 and 2019, respectively.

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

The components of the Company’s income before income taxes include the following:

Year Ended December 31,	2021	2020	2019
Domestic	$1,373.7	$1,122.9	$2,201.1
Foreign	1,004.9	535.0	898.1
	$2,378.6	$1,657.9	$3,099.2

The components of the Company’s provision for income taxes include the following:

Year Ended December 31,	2021	2020	2019
Current provision:
Federal	$410.0	$182.5	$352.3
State	85.9	44.9	96.8
Foreign	243.5	132.6	191.4
	739.4	360.0	640.5
Deferred (benefit) provision:
Federal	(179.5)	(11.2)	40.7
State	(30.4)	1.7	(4.3)
Foreign	(3.0)	9.0	34.4
	(212.9)	(.5)	70.8
	$526.5	$359.5	$711.3

Tax benefits recognized for net operating loss carryforwards were $5.1, $17.8 and $12.4 for the years ended 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
Effect of:
State	2.0	2.3	2.3
Research and development tax credit	(1.2)	(1.4)	(.9)
Tax on foreign earnings	1.1	.8	.9
Other, net	(.8)	(1.0)	(.3)
	22.1%	21.7%	23.0%

Based on the Company’s current operations, the Company does not expect that the repatriation of future foreign earnings will be subject to significant income tax as a result of the U.S. modified territorial system.

At December 31, 2021, the Company had net operating loss carryforwards of $398.2, of which $335.9 related to foreign subsidiaries and $62.3 related to states in the U.S. The related deferred tax asset was $113.5, for which a $96.4 valuation allowance has been provided. The carryforward periods range from four years to indefinite, subject to certain limitations under applicable laws. The future tax benefits of net operating loss carryforwards are evaluated on a regular basis, including a review of historical and projected operating results.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

At December 31,	2021	2020
Assets:
Accrued expenses	$210.9	$205.3
Net operating loss and tax credit carryforwards	124.9	140.1
Inventory adjustments	39.7	34.3
Allowance for losses on receivables	36.5	36.0
Goodwill and intangibles	5.8	10.0
Other	66.1	88.6
	483.9	514.3
Valuation allowance	(109.3)	(102.1)
	374.6	412.2
Liabilities:
Financial Services leasing depreciation	(547.1)	(765.1)
Depreciation and amortization	(169.0)	(168.0)
Postretirement benefit plans	(86.5)	(3.0)
Other	(31.1)	(46.1)
	(833.7)	(982.2)
Net deferred tax liability	$(459.1)	$(570.0)

The balance sheet classifications of the Company’s deferred tax assets and liabilities are as follows:

At December 31,	2021	2020
Truck, Parts and Other:
Other noncurrent assets, net	$51.5	$90.4
Other liabilities	(40.4)	(3.5)
Financial Services:
Other assets	48.4	46.8
Deferred taxes and other liabilities	(518.6)	(703.7)
Net deferred tax liability	$(459.1)	$(570.0)

Cash paid for income taxes was $761.1, $374.0 and $586.0 in 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2021	2020	2019
Balance at January 1	$24.5	$30.7	$21.2
Additions for tax positions related to the current year	6.1	5.5	6.5
Additions for tax positions related to prior years	.8	.3	3.0
Reductions for tax positions related to prior years		(4.2)
Lapse of statute of limitations	(5.4)	(7.8)
Balance at December 31	$26.0	$24.5	$30.7

The Company had $26.0, $24.5 and $30.7 of unrecognized tax benefits, of which $25.3, $23.2 and $28.4 would impact the effective tax rate, if recognized, as of December 31, 2021, 2020 and 2019, respectively.

The Company recognized $(.4), $(.7) and $.8 of (income) expense related to interest in 2021, 2020 and 2019, respectively. Accrued interest expense and penalties were $.8, $1.2 and $1.9 as of December 31, 2021, 2020 and 2019, respectively. Interest and penalties are classified as income taxes in the Consolidated Statements of Income.

The Company believes it is reasonably possible that approximately $5.7 of unrecognized tax benefits, resulting primarily from research and development tax credits, will be resolved within the next 12 months. As of December 31, 2021, the United States Internal Revenue Service has completed examinations of the Company’s tax returns for all years through 2014. The Company’s tax returns for other major jurisdictions remain subject to examination for the years ranging from 2012 through 2021.

O.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss): The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity, consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2021	$(29.2)	$14.6	$(578.1)	$(457.6)	$(1,050.3)
Recorded into AOCI	39.9	(14.1)	262.9	(179.1)	109.6
Reclassified out of AOCI	(24.2)	(1.6)	45.4		19.6
Net other comprehensive income (loss)	15.7	(15.7)	308.3	(179.1)	129.2
Balance at December 31, 2021	$(13.5)	$(1.1)	$(269.8)	$(636.7)	$(921.1)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2020	$(15.3)	$6.1	$(517.7)	$(573.2)	$(1,100.1)
Recorded into AOCI	(78.4)	10.3	(104.0)	115.6	(56.5)
Reclassified out of AOCI	64.5	(1.8)	43.6		106.3
Net other comprehensive (loss) income	(13.9)	8.5	(60.4)	115.6	49.8
Balance at December 31, 2020	$(29.2)	$14.6	$(578.1)	$(457.6)	$(1,050.3)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2019	$2.0	$(2.3)	$(477.8)	$(620.4)	$(1,098.5)
Recorded into AOCI	(57.0)	8.7	(56.8)	47.2	(57.9)
Reclassified out of AOCI	39.7	(.3)	16.9		56.3
Net other comprehensive (loss) income	(17.3)	8.4	(39.9)	47.2	(1.6)
Balance at December 31, 2019	$(15.3)	$6.1	$(517.7)	$(573.2)	$(1,100.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

Reclassifications out of AOCI during the years ended December 31, 2021, 2020 and 2019 were as follows:

		AMOUNT RECLASSIFIED OUT OF AOCI
AOCI COMPONENTS	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF INCOME	2021	2020	2019
Unrealized losses and (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$16.6	$(4.0)	$21.2
	Cost of sales and revenues	(1.0)	1.7	(4.1)
	Interest and other (income), net	(.1)	(4.6)	2.1
Commodity contracts	Cost of sales and revenues	.6
x
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(49.8)	94.5	32.5
	Pre-tax expense (reduction) increase	(33.7)	87.6	51.7
	Tax expense (benefit)	9.5	(23.1)	(12.0)
	After-tax expense (reduction) increase	(24.2)	64.5	39.7
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(2.1)	(2.4)	(.4)
	Tax expense	.5	.6	.1
	After-tax income increase	(1.6)	(1.8)	(.3)
Unrealized losses on pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	58.7	44.2	20.5
Prior service costs	Interest and other (income), net	.8	1.5	1.4
Settlement loss	Interest and other (income), net		11.6
	Pre-tax expense increase	59.5	57.3	21.9
	Tax benefit	(14.1)	(13.7)	(5.0)
	After-tax expense increase	45.4	43.6	16.9
Total reclassifications out of AOCI		$19.6	$106.3	$56.3

Other Capital Stock Changes: The Company purchased and retired treasury shares of nil, .7 and 1.7 million in 2021, 2020 and 2019, respectively.

P.	DERIVATIVE FINANCIAL INSTRUMENTS

As part of its risk management strategy, the Company enters into derivative contracts to hedge against the risk of interest rates, foreign currency rates, and commodity prices.

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

At December 31, 2021, the notional amount of the Company’s interest-rate contracts was $3,423.3. Notional maturities for all interest-rate contracts are $905.0 for 2022, $727.0 for 2023, $575.6 for 2024, $628.7 for 2025, $205.9 for 2026 and $381.1 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

the foreign currency exposure from its investments in foreign subsidiaries. At December 31, 2021, the notional amount of the outstanding foreign-exchange contracts was $2,039.4. Foreign-exchange contracts mature within one year.

Commodity Contracts: The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks. The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. At December 31, 2021, the notional amount of the outstanding commodity contracts was $161.3. Commodity contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

At December 31,	2021		2020
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$30.8		$16.4
Deferred taxes and other liabilities		$54.4		$116.1
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	25.3		2.7
Accounts payable, accrued expenses and other		15.8		35.9
Financial Services:
Other current assets	2.5
Deferred taxes and other liabilities		.1		1.2
Commodity contracts:
Truck, Parts and Other:
Accounts payable, accrued expenses and other		16.9
	$58.6	$87.2	$19.1	$153.2
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$1.0		$1.1
Accounts payable, accrued expenses and other		$1.1		$3.3
Financial Services:
Other assets	.1		.3
Deferred taxes and other liabilities		.2		3.4
	$1.1	$1.3	$1.4	$6.7
Gross amounts recognized in Balance Sheet	$59.7	$88.5	$20.5	$159.9
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	$(2.7)	$(2.7)	$(2.1)	$(2.1)
Financial Services:
Foreign-exchange contracts	(.2)	(.2)
Interest-rate contracts	(12.8)	(12.8)	(12.0)	(12.0)
Pro forma net amount	$44.0	$72.8	$6.4	$145.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

The following table presents the amount of loss (gain) from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

Year Ended December 31,	2021		2020		2019
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$16.6		$(4.0)		$21.2
Cost of sales and revenues
Cash flow hedges		(1.0)		1.7		(4.1)
Derivatives not designated as hedging instruments		8.9		.7		.5
Interest and other (income), net
Cash flow hedges		(.1)		(4.6)		2.1
Net investment hedges		(3.2)		(5.6)		(4.6)
Derivatives not designated as hedging instruments		1.9		2.3		5.4
		$23.1		$(9.5)		$20.5
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$(49.8)		$94.5		$32.5
Fair value hedges	.4		1.1		1.5
Derivatives not designated as hedging instruments		$(.5)		$9.4		$(10.1)
Selling, general and administrative
Derivatives not designated as hedging instruments				.8		.1
	$(49.4)	$(.5)	$95.6	$10.2	$34.0	$(10.0)
Total	$(49.4)	$22.6	$95.6	$.7	$34.0	$10.5

Utilization of commodity hedging was initiated in 2021. The loss from commodity contracts recorded in cost of sales and revenue was $.6 for the year ended 2021.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

At December 31,	2021	2020
Financial Services
Term notes:
Carrying amount of hedged liabilities	$472.0	$90.9
Cumulative basis adjustment included in the carrying amount	8.7	(.9)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $.1 and $(.4) as of December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.5 years.

The following table presents the pre-tax effects of gain (loss) on cash flow hedges recognized in other comprehensive income (loss) (OCI):

Year Ended December 31,	2021		2020		2019
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
Gain (loss) recognized in OCI:
Truck, Parts and Other		$(18.5)		$2.8		$(31.7)
Financial Services	$83.2	(1.9)	$(107.3)	(.8)	$(44.4)
	$83.2	$(20.4)	$(107.3)	$2.0	$(44.4)	$(31.7)

The pre-tax effects of loss on commodity hedges recognized in other comprehensive income (loss) (OCI) for Truck, Parts and Other was $8.6 in 2021.

The amount of loss recorded in AOCI at December 31, 2021 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $35.0, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains or losses reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was $.1 for the year ended December 31, 2021 and nil for the years ended December 31, 2020 and 2019.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At December 31, 2021, the notional amount of the outstanding net investment hedges was $360.7. For the year ended December 31, 2021, the pre-tax gain recognized in OCI for the net investment hedges was $26.6.

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

There were no transfer of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2021. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

The Company uses the following methods and assumptions to measure fair value for assets and liabilities subject to recurring fair value measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

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

Marketable Equity Securities: The Company’s equity securities are traded on active exchanges and are classified as Level 1.

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At December 31, 2021	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$432.5	$432.5
U.S. corporate securities		207.4	207.4
U.S. government and agency securities	$96.4		96.4
Non-U.S. corporate securities		442.8	442.8
Non-U.S. government securities		75.0	75.0
Other debt securities		291.6	291.6
Total marketable debt securities	$96.4	$1,449.3	$1,545.7
Marketable equity securities	$13.7		$13.7
Total marketable securities	$110.1	$1,449.3	$1,559.4
x
Derivatives
Cross currency swaps		$18.2	$18.2
Interest-rate swaps		12.6	12.6
Foreign-exchange contracts		28.9	28.9
Total derivative assets		$59.7	$59.7

Liabilities:
Derivatives
Cross currency swaps		$33.1	$33.1
Interest-rate swaps		21.3	21.3
Foreign-exchange contracts		17.2	17.2
Commodity contracts		16.9	16.9
Total derivative liabilities		$88.5	$88.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

At December 31, 2020	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$392.4	$392.4
U.S. corporate securities		232.9	232.9
U.S. government and agency securities	$86.5	7.9	94.4
Non-U.S. corporate securities		411.5	411.5
Non-U.S. government securities		77.5	77.5
Other debt securities		220.3	220.3
Total marketable debt securities	$86.5	$1,342.5	$1,429.0
x
Derivatives
Cross currency swaps		$14.8	$14.8
Interest-rate swaps		1.6	1.6
Foreign-exchange contracts		4.1	4.1
Total derivative assets		$20.5	$20.5
x
Liabilities:
Derivatives
Cross currency swaps		$77.6	$77.6
Interest-rate swaps		38.5	38.5
Foreign-exchange contracts		43.8	43.8
Total derivative liabilities		$159.9	$159.9

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

At December 31,	2021		2020
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$6,011.7	$6,018.2	$5,319.2	$5,429.5
Liabilities:
Financial Services fixed rate debt	6,905.7	6,935.1	6,482.0	6,648.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions, except per share data)

R.	STOCK COMPENSATION PLANS

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

The Company recognizes compensation cost on these options and restricted stock awards on a straight-line basis over the requisite period the employee is required to render service less estimated forfeitures based on historical experience. The maximum number of shares of the Company’s common stock authorized for issuance under these plans is 46.7 million shares, and as of December 31, 2021, the maximum number of shares available for future grants was 11.3 million.

The assumptions used in determining the fair value of the option awards for each of the grant years are as follows:

	2021	2020	2019
Risk-free interest rate	.71%	1.54%	2.55%
Expected volatility	26%	23%	23%
Expected dividend yield	3.6%	4.1%	4.9%
Expected term	6 years	6 years	6 years
Weighted average grant date fair value of options per share	$14.22	$10.02	$8.26

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

The fair value of options granted was $8.1, $6.4 and $7.3 for the years ended December 31, 2021, 2020 and 2019, respectively. The fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was $5.6, $5.0 and $5.8, respectively.

A summary of activity under the Company’s stock plans is presented below:

	2021	2020	2019
Intrinsic value of options exercised	$25.4	$26.9	$31.9
Cash received from stock option exercises	38.4	53.8	60.9
Tax benefit related to stock award exercises	4.9	3.8	3.8
Stock-based compensation	14.7	13.0	15.1
Tax benefit related to stock-based compensation	1.6	1.6	1.9

The summary of options as of December 31, 2021 and changes during the year then ended are presented below:

		PER SHARE	REMAINING	AGGREGATE
	NUMBER	EXERCISE	CONTRACTUAL	INTRINSIC
	OF SHARES	PRICE*	LIFE IN YEARS*	VALUE
Options outstanding at January 1	3,116,500	$64.34
Granted	569,600	91.89
Exercised	(681,100)	57.21
Cancelled	(127,100)	77.10
Options outstanding at December 31	2,877,900	$70.90	6.51	$51.9
Vested and expected to vest	2,806,400	$70.52	6.46	$51.5
Exercisable	1,109,400	$61.36	4.10	$29.9
*	Weighted Average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions, except per share data)

The fair value of restricted shares is determined based upon the stock price on the date of grant. The summary of nonvested restricted shares as of December 31, 2021 and changes during the year then ended is presented below:

	NUMBER	GRANT DATE
NONVESTED SHARES	OF SHARES	FAIR VALUE*
Nonvested awards outstanding at January 1	142,400	$70.49
Granted	102,000	90.76
Vested	(87,000)	76.39
Forfeited	(2,900)	91.89
Nonvested awards outstanding at December 31	154,500	$80.16
*	Weighted Average

As of December 31, 2021, there was $6.0 of total unrecognized compensation cost related to nonvested stock options, which is recognized over a remaining weighted average vesting period of 1.48 years. Unrecognized compensation cost related to nonvested restricted stock awards of $2.2 is expected to be recognized over a remaining weighted average vesting period of 1.07 years.

The dilutive and antidilutive options are shown separately in the table below:

Year Ended December 31,	2021	2020	2019
Additional shares	648,900	607,800	621,300
Antidilutive options	589,200	686,100	1,489,400

S.	SEGMENT AND RELATED INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

Other: Included in Other is the Company’s industrial winch manufacturing business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expenses. Intercompany interest income (expense) on cash advances to the financial services companies is included in Other and was $.4, $1.4 and $.3 for 2021, 2020 and 2019, respectively.

Geographic Area Data	2021	2020	2019
Net sales and revenues:
United States	$12,388.8	$10,526.6	$15,119.3
Europe	6,325.4	4,871.2	6,104.7
Other	4,808.1	3,330.7	4,375.7
	$23,522.3	$18,728.5	$25,599.7
Property, plant and equipment, net:
United States	$1,718.5	$1,633.0	$1,556.4
Belgium	620.5	596.2	395.7
The Netherlands	516.1	499.0	399.8
Other	543.0	542.2	531.9
	$3,398.1	$3,270.4	$2,883.8
Equipment on operating leases, net:
United States	$1,003.0	$1,219.0	$1,390.1
Poland	337.9	359.4	343.5
France	307.1	349.7	315.0
Germany	299.7	346.4	358.3
Spain	285.7	310.8	276.1
Mexico	291.8	302.3	320.5
United Kingdom	113.7	125.4	113.6
Other	550.0	571.7	531.0
	$3,188.9	$3,584.7	$3,648.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019 (currencies in millions)

Business Segment Data	2021	2020	2019
Net sales and revenues:
Truck	$17,379.0	$13,643.0	$20,403.5
Less intersegment	(579.3)	(478.2)	(414.0)
External customers	16,799.7	13,164.8	19,989.5
Parts	5,004.8	3,962.7	4,073.1
Less intersegment	(60.5)	(49.8)	(48.2)
External customers	4,944.3	3,912.9	4,024.9
Other	90.5	76.6	105.3
	21,834.5	17,154.3	24,119.7
Financial Services	1,687.8	1,574.2	1,480.0
	$23,522.3	$18,728.5	$25,599.7
Income (loss) before income taxes:
Truck	$795.8	$581.4	$1,904.9
Parts	1,104.1	799.3	830.8
Other	25.6	18.2	(17.7)
	1,925.5	1,398.9	2,718.0
Financial Services	437.6	223.1	298.9
Investment income	15.5	35.9	82.3
	$2,378.6	$1,657.9	$3,099.2
Depreciation and amortization:
Truck	$277.6	$292.2	$381.9
Parts	12.0	10.8	10.2
Other	21.9	20.8	20.3
	311.5	323.8	412.4
Financial Services	591.8	725.2	664.9
	$903.3	$1,049.0	$1,077.3
Expenditures for long-lived assets:
Truck	$547.2	$556.0	$664.9
Parts	29.4	18.4	46.2
Other	24.1	36.4	51.0
	600.7	610.8	762.1
Financial Services	984.8	1,046.7	1,378.6
	$1,585.5	$1,657.5	$2,140.7
Segment assets:
Truck	$6,912.1	$5,971.9	$5,609.0
Parts	1,505.1	1,255.6	1,172.1
Other	652.6	398.7	339.2
Cash and marketable securities	4,813.0	4,834.0	5,169.4
	13,882.8	12,460.2	12,289.7
Financial Services	15,418.9	15,799.8	16,071.4
	$29,301.7	$28,260.0	$28,361.1

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

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

To the Stockholders and the Board of Directors of PACCAR Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PACCAR Inc (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022, expressed an unqualified opinion thereon.

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

Product Warranty
Description of the Matter

The Company’s liability for product warranty totaled $344 million at December 31, 2021. As discussed in Note A of the consolidated financial statements, the Company's liability for product warranty is estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. The Company periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1945 Seattle, Washington
February 23, 2022

report of independent registered public accounting firm

To the Stockholders and the Board of Directors of PACCAR Inc

Opinion on Internal Control Over Financial Reporting

We have audited PACCAR Inc’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PACCAR Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 23, 2022, expressed an unqualified opinion thereon.

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
February 23, 2022

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

Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting on page 73 and Report of Independent Registered Public Accounting Firm on the Company’s internal control over financial reporting on page 75 for the year ended December 31, 2021, are included in this Form 10-K.

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 401(a), (d), and (e) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 26, 2022 and is incorporated herein by reference:

Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

Item 401(b) of Regulation S-K:

Information about the Company’s executive officers is included in Part I, Item 1 of this Form 10-K.

Item 405 of Regulation S-K:

The information required by this item is included in the proxy statement for the annual stockholders meeting of April 26, 2022 and is incorporated herein by reference.

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

Item 407(d)(4) and 407(d)(5) of Regulation S‑K:

The following information is included in the proxy statement for the annual stockholders meeting of April 26, 2022 and is incorporated herein by reference:

•	Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”
•	Identification of audit committee financial experts is included under the caption “AUDIT COMMITTEE REPORT.”
ITEM 11.	EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 26, 2022 and is incorporated herein by reference:

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

Stock ownership information is included under the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS” in the proxy statement for the annual stockholders meeting of April 26, 2022 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S‑K Item 201(d) is provided in Item 5 of this Form 10‑K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions with management and others as defined by Item 404 of Regulation S‑K occurred in 2021.

Information concerning director independence is included under the caption “BOARD GOVERNANCE” in the proxy statement for the annual stockholders meeting of April 26, 2022 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal accounting fees and services information is included under the caption “INDEPENDENT AUDITORS” in the proxy statement for the annual stockholders meeting of April 26, 2022 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Listing of financial statements

The following consolidated financial statements of PACCAR Inc are included in Item 8:

Consolidated Statements of Income

— Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2021, 2020 and 2019

Consolidated Balance Sheets

— December 31, 2021 and 2020

Consolidated Statements of Cash Flows

— Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Equity

— Years Ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

— December 31, 2021, 2020 and 2019

(2) Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(3) Listing of Exhibits (in order of assigned index numbers):

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2018	3(i)	001-14817

		Certificate of Amendment of Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 24, 2020	3(i)	001-14817

(ii)		Bylaws:

		Sixth Amended and Restated Bylaws of PACCAR Inc	8-K	December 7, 2018	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(c)	Forms of Medium-Term Note, Series P (PACCAR Financial Corp.)	S-3	November 2, 2018	4.2 and 4.3	333-228141

	(d)	Forms of Medium-Term Note, Series Q (PACCAR Financial Corp.)	S-3	November 1, 2021	4.3 and 4.4	333-260663

	(e)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2018	10-Q	August 3, 2018	4(h)	001-14817

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated July 4, 2019	10-Q	October 30, 2019	4(i)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated May 29, 2020	10-Q	August 3, 2020	4(h)	001-14817
	(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 15, 2021	10-Q	August 2, 2021	4(g)	01-14817

	(i)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(j)	001-14817

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

PACCAR Inc
Registrant

Date: February 23, 2022	/s/ R. Preston Feight
R. Preston Feight
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ R. P. Feight	Chief Executive Officer and Director
R. P. Feight	(Principal Executive Officer)

/s/ H. C. A. M. Schippers	President and Chief Financial Officer
H. C. A. M. Schippers	(Principal Financial Officer)

/s/ M. T. Barkley	Senior Vice President and Controller
M. T. Barkley	(Principal Accounting Officer)

/s/ M. C. Pigott	Executive Chairman and Director
M. C. Pigott

*/s/ A. J. Carnwath	Director
A. J. Carnwath

*/s/ F. L. Feder	Director
F. L. Feder

*/s/ B. E. Ford	Director
B. E. Ford

*/s/ K. S. Hachigian	Director
K. S. Hachigian

*/s/ R. C. McGeary	Director
R. C. McGeary

*/s/ J. M. Pigott	Director
J. M. Pigott

*/s/ G. Ramaswamy	Director
G. Ramaswamy

*/s/ M. A. Schulz	Director
M. A. Schulz

*/s/ G. M. E. Spierkel	Director
G. M. E. Spierkel

*By	/s/ M. C. Pigott
M. C. Pigott
Attorney-in-Fact