Form 10-Q
period 2022-03-31
PACCAR INC
filed 2022-05-03
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Common Stock, $1 par value — 347,683,222 shares as of April 28, 2022

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended
	March 31
	2022	2021
TRUCK, PARTS AND OTHER:
Net sales and revenues	$6,106.4	$5,413.5

Cost of sales and revenues	5,285.5	4,689.7
Research and development	78.0	80.1
Selling, general and administrative	148.0	129.9
Interest and other (income), net	(32.0)	(13.2)
	5,479.5	4,886.5
Truck, Parts and Other Income Before Income Taxes	626.9	527.0

FINANCIAL SERVICES:
Interest and fees	132.3	129.9
Operating lease, rental and other revenues	233.9	302.1
Revenues	366.2	432.0

Interest and other borrowing expenses	39.8	42.0
Depreciation and other expenses	143.5	278.7
Selling, general and administrative	35.7	31.2
Provision for losses on receivables	.2	3.7
	219.2	355.6
Financial Services Income Before Income Taxes	147.0	76.4
Investment (loss) income	(2.5)	4.9
Total Income Before Income Taxes	771.4	608.3
Income taxes	170.9	137.5
Net Income	$600.5	$470.8

Net Income Per Share
Basic	$1.72	$1.35
Diluted	$1.72	$1.35

Weighted Average Number of Common Shares Outstanding
Basic	348.3	347.6
Diluted	348.8	348.4

Comprehensive Income	$643.9	$404.7

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Millions) (Unaudited)

	March 31	December 31
	2022	2021
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$3,157.2	$3,253.6
Trade and other receivables, net (allowance for losses: 2022 - $.6, 2021 - $.6)	1,927.8	1,575.1
Marketable securities	1,515.2	1,559.4
Inventories, net	2,222.1	1,976.0
Other current assets	720.5	732.9
Total Truck, Parts and Other Current Assets	9,542.8	9,097.0

Equipment on operating leases, net	285.5	302.4
Property, plant and equipment, net	3,420.0	3,398.1
Other noncurrent assets, net	1,340.7	1,293.0
Total Truck, Parts and Other Assets	14,589.0	14,090.5

FINANCIAL SERVICES:
Cash and cash equivalents	157.7	174.7
Finance and other receivables, net (allowance for losses: 2022 - $118.3, 2021 - $116.9)	12,563.9	11,920.8
Equipment on operating leases, net	2,811.3	2,886.5
Other assets	464.2	436.9
Total Financial Services Assets	15,997.1	15,418.9
	$30,586.1	$29,509.4

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Millions) (Unaudited)

	March 31	December 31
	2022	2021
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$4,609.6	$3,930.9
Dividend payable		521.1
Total Truck, Parts and Other Current Liabilities	4,609.6	4,452.0
Residual value guarantees and deferred revenues	309.3	329.1
Other liabilities	1,407.0	1,487.6
Total Truck, Parts and Other Liabilities	6,325.9	6,268.7

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	636.7	624.5
Commercial paper and bank loans	3,762.6	3,303.0
Term notes	7,097.4	7,128.8
Deferred taxes and other liabilities	620.2	590.4
Total Financial Services Liabilities	12,116.9	11,646.7

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 347.7 and 347.3 million shares	347.7	347.3
Additional paid-in capital	167.3	142.0
Treasury stock, at cost - .02 million and nil shares	(1.9)
Retained earnings	12,507.9	12,025.8
Accumulated other comprehensive loss	(877.7)	(921.1)
Total Stockholders' Equity	12,143.3	11,594.0
	$30,586.1	$29,509.4

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Three Months Ended
	March 31
	2022	2021
OPERATING ACTIVITIES:
Net Income	$600.5	$470.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	74.0	66.9
Equipment on operating leases and other	111.7	184.8
Provision for losses on financial services receivables	.2	3.7
Other, net	(140.7)	(47.1)
Pension contributions	(6.7)	(6.2)
Change in operating assets and liabilities:
Trade and other receivables	(381.0)	(468.2)
Wholesale receivables on new trucks	(327.4)	26.8
Inventories	(230.9)	(270.9)
Accounts payable and accrued expenses	550.3	655.8
Income taxes, warranty and other	209.3	(79.5)
Net Cash Provided by Operating Activities	459.3	536.9

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(1,221.0)	(1,036.2)
Collections on retail loans and finance leases	974.1	937.5
Net (increase) decrease in wholesale receivables on used equipment	(1.6)	17.4
Purchases of marketable debt securities	(207.7)	(158.0)
Proceeds from sales and maturities of marketable debt securities	203.9	153.2
Payments for property, plant and equipment	(138.4)	(114.6)
Acquisitions of equipment for operating leases	(230.2)	(243.1)
Proceeds from asset disposals	188.1	240.9
Other, net	26.7	(12.8)
Net Cash Used in Investing Activities	(406.1)	(215.7)

FINANCING ACTIVITIES:
Payments of cash dividends	(639.4)	(353.7)
Purchases of treasury stock	(1.9)	(1.4)
Proceeds from stock compensation transactions	16.7	28.8
Net increase (decrease) in commercial paper, short-term bank loans and other	481.6	(383.5)
Proceeds from term debt	631.7	892.5
Payments on term debt	(645.1)	(691.0)
Net Cash Used in Financing Activities	(156.4)	(508.3)
Effect of exchange rate changes on cash and cash equivalents	(10.2)	(32.5)
Net Decrease in Cash and Cash Equivalents	(113.4)	(219.6)
Cash and cash equivalents at beginning of period	3,428.3	3,539.6
Cash and cash equivalents at end of period	$3,314.9	$3,320.0

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended
	March 31
	2022	2021
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of period	$347.3	$346.6
Stock compensation	.4	.6
Balance at end of period	347.7	347.2

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	142.0	88.5
Stock compensation	25.3	35.8
Balance at end of period	167.3	124.3

TREASURY STOCK, AT COST:
Balance at beginning of period
Purchases	(1.9)	(1.4)
Balance at end of period	(1.9)	(1.4)

RETAINED EARNINGS:
Balance at beginning of period	12,025.8	11,148.5
Net income	600.5	470.8
Cash dividends declared on common stock	(118.4)	(111.3)
Balance at end of period	12,507.9	11,508.0

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(921.1)	(1,050.3)
Other comprehensive income (loss)	43.4	(66.1)
Balance at end of period	(877.7)	(1,116.4)
Total Stockholders’ Equity	$12,143.3	$10,861.7

Cash dividends declared on common stock, per share	$.34	$.32

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2021.

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

Three Months Ended March 31,	2022	2021
Additional shares	567,400	792,800
Antidilutive options	1,092,200	583,000

Change in Accounting: In the first quarter of 2022, the Company changed the method of accounting for its U.S. inventories from last-in-first-out (LIFO) to first-in-first-out (FIFO). Inventories valued using the LIFO method comprised 41% of consolidated inventories before deducting the LIFO reserve at December 31, 2021. The Company believes the FIFO method is preferable because it better matches cost with revenues, it results in a more consistent method to value inventory with its foreign subsidiaries and it improves comparability with industry peers. This change increased Retained Earnings by $143.3 million to $11,148.5 million at January 1, 2021. The effects of the change in accounting principle have been retrospectively applied to all periods presented:

The effect of the changes made to the Company’s Consolidated Statements of Comprehensive Income was as follows:

Three Months Ended March 31, 2021	AS ORIGINALLY REPORTED	EFFECT OF CHANGE	AS ADJUSTED
Truck, Parts and Other
Cost of sales and revenues	$4,690.7	$(1.0)	$4,689.7
Income Taxes	137.2	.3	137.5
Net Income	470.1	.7	470.8

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet was as follows:

December 31, 2021	AS ORIGINALLY REPORTED	EFFECT OF CHANGE	AS ADJUSTED
Truck, Parts and Other
Inventories, net	$1,768.3	$207.7	$1,976.0
Other liabilities	1,436.5	51.1	1,487.6
Retained earnings	11,869.2	156.6	12,025.8

The change in accounting policy did not materially affect basic or diluted net income per share or income before income taxes within the Truck, Parts and Other segments for the three months ended March 31, 2021. There was no impact on total net cash provided by operating activities.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table compares the amounts currently reported to amounts that would have been reported under LIFO in the Consolidated Statements of Comprehensive Income.

Three Months Ended March 31, 2022	AS REPORTED	PRO FORMA UNDER LIFO	EFFECT OF CHANGE
Truck, Parts and Other
Cost of sales and revenues	$5,285.5	$5,296.8	$(11.3)
Income Taxes	170.9	168.1	2.8
Net Income	600.5	592.0	8.5
Net Income Per Share
Basic	$1.72	$1.70	$.02
Diluted	$1.72	$1.70	$.02

The effect of the change to income before income taxes within the Truck, Parts and Other segments for the three months ended March 31, 2022 would not be material, and there would be no impact on total net cash provided by operating activities.

The following table compares the amounts currently reported to amounts that would have been reported under LIFO in the Consolidated Balance Sheet.

March 31, 2022	AS REPORTED	PRO FORMA UNDER LIFO	EFFECT OF CHANGE
Truck, Parts and Other
Inventories, net	$2,222.1	$2,003.1	$219.0
Accounts payable, accrued expenses and other	4,609.6	4,555.7	53.9
Retained earnings	12,507.9	12,342.8	165.1

New Accounting Pronouncements: The Company adopted the following standards on January 1, 2022, which had no material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION
2021-05	Leases (Topic 842) - Lessors—Certain Leases with Variable Lease Payments
2021-10	Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance

The Financial Accounting Standards Board (FASB) also issued the following standard, which is not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2022-02*	Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	January 1, 2023

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table disaggregates Truck, Parts and Other revenues by major sources:

Three Months Ended March 31,	2022	2021
Truck
Truck sales	$4,481.1	$4,045.0
Revenues from extended warranties, operating leases and other	216.0	188.0
	4,697.1	4,233.0
Parts
Parts sales	1,348.1	1,125.9
Revenues from dealer services and other	40.8	34.8
	1,388.9	1,160.7
Winch sales and other	20.4	19.8
Truck, Parts and Other sales and revenues	$6,106.4	$5,413.5

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

The following table presents the balance sheet classification of the estimated value of the truck assets to be returned goods assets and the related return liabilities:

	March 31, 2022		December 31, 2021
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Trucks
Other current assets	$262.2		$255.7
Accounts payable, accrued expenses and other		$267.9		$264.0
Other noncurrent assets, net	375.7		403.6
Other liabilities		396.0		423.9
	$637.9	$663.9	$659.3	$687.9
Parts
Other current assets	$80.0		$72.9
Accounts payable, accrued expenses and other		$188.3		$172.1
	$80.0	$188.3	$72.9	$172.1

For contracts accounted for as a sale, the Company’s total commitment to acquire trucks at a guaranteed value was $1,172.1 at March 31, 2022.

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

basis over the warranty or R&M contract periods. See Note F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with an RVG was $82.0 at March 31, 2022. The Company expects to recognize approximately $26.8 of the remaining deferred revenue in 2022, $24.2 in 2023, $15.1 in 2024, $12.9 in 2025 and $3.0 in 2026. Total operating lease revenue from truck sales with RVGs was $27.9 and $20.6 for the three months ended March 31, 2022 and 2021, respectively. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a lease was $227.3 at March 31, 2022.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2022 or December 31, 2021. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

The following table summarizes Financial Services lease revenues by lease type:

Three Months Ended March 31,	2022	2021
Finance lease revenues	$42.9	$47.7
Operating lease revenues	203.6	209.4
Total lease revenues	$246.5	$257.1

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Marketable securities at March 31, 2022 and December 31, 2021 consisted of the following:

		UNREALIZED	UNREALIZED	FAIR
At March 31, 2022	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$447.3	$.1	$7.3	$440.1
U.S. taxable municipal/ provincial bonds	181.6	.1	6.4	175.3
U.S. corporate securities	212.0		6.9	205.1
U.S. government and agency securities	89.4	.1	1.1	88.4
Non-U.S. corporate securities	441.1	.1	10.1	431.1
Non-U.S. government securities	72.1		1.4	70.7
Other debt securities	100.8	.1	3.0	97.9
Marketable equity securities	15.4		8.8	6.6
Total marketable securities	$1,559.7	$.5	$45.0	$1,515.2

		UNREALIZED	UNREALIZED	FAIR
At December 31, 2021	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$431.4	$1.5	$.4	$432.5
U.S. taxable municipal/ provincial bonds	192.2	.6	1.2	191.6
U.S. corporate securities	208.3	.6	1.5	207.4
U.S. government and agency securities	95.9	.6	.1	96.4
Non-U.S. corporate securities	443.9	1.4	2.5	442.8
Non-U.S. government securities	75.2	.1	.3	75.0
Other debt securities	100.4	.3	.7	100.0
Marketable equity securities	15.4	1.3	3.0	13.7
Total marketable securities	$1,562.7	$6.4	$9.7	$1,559.4

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.4 and $.6 and gross realized losses were $.4 and $.1 for the three months periods ended March 31, 2022 and 2021, respectively.

There were no realized gains (losses) on marketable equity securities for the three months periods ended March 31, 2022.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	March 31, 2022		December 31, 2021
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$1,246.6	$75.1	$911.2	$1.3
Unrealized losses	32.6	3.6	6.7

The unrealized losses on marketable debt securities above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at March 31, 2022 and December 31, 2021. The Company does not currently intend, and it is more likely than not that it will not be required to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Contractual maturities of marketable debt securities at March 31, 2022 were as follows:

	AMORTIZED	FAIR
	COST	VALUE
Within one year	$432.7	$432.0
One to five years	1,092.0	1,057.9
Six to ten years	5.7	5.6
More than ten years	13.9	13.1
	$1,544.3	$1,508.6

NOTE D - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	March 31	December 31
	2022	2021
Finished products	$749.9	$676.0
Work in process and raw materials	1,472.2	1,300.0
	2,222.1	1,976.0

In the first quarter of 2022, the Company changed the method of accounting for its U.S. inventories from last-in-first-out (LIFO) to first-in-first-out (FIFO) and all prior periods have been retrospectively applied. See Note A - Basis of Presentation of this Quarterly Report on Form 10-Q.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	March 31	December 31
	2022	2021
Loans	$6,744.4	$6,424.7
Finance leases	3,592.8	3,620.6
Dealer wholesale financing	2,202.5	1,865.8
Operating lease receivables and other	142.5	126.6
	12,682.2	12,037.7
Less allowance for losses:
Loans and leases	(111.2)	(111.5)
Dealer wholesale financing	(3.7)	(3.3)
Operating lease receivables and other	(3.4)	(2.1)
	$12,563.9	$11,920.8

Included in Finance and other receivables, net on the Consolidated Balance Sheets is accrued interest receivable (net of allowance for credit losses) of $28.2 and $27.7 as of March 31, 2022 and December 31, 2021, respectively. The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Condensed Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

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

On average, modifications extended contractual terms by approximately four months in 2022 and eight months in 2021, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2022 and December 31, 2021.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The allowance for credit losses is summarized as follows:

	2022
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.3	$7.1	$104.4	$2.1	$116.9
Provision for losses	.4	(1.9)	1.2	.5	.2
Charge-offs			(2.5)	(.1)	(2.6)
Recoveries			1.9		1.9
Currency translation and other			1.0	.9	1.9
Balance at March 31	$3.7	$5.2	$106.0	$3.4	$118.3

	2021
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.4	$8.4	$112.0	$3.2	$127.0
Provision for losses	.1	(.2)	3.3	.5	3.7
Charge-offs			(3.8)	(.2)	(4.0)
Recoveries			1.5		1.5
Currency translation and other			(1.3)	(.1)	(1.4)
Balance at March 31	$3.5	$8.2	$111.7	$3.4	$126.8

*	Operating leases and other trade receivables.

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

	REVOLVING
At March 31, 2022	LOANS	2022	2021	2020	2019	2018	PRIOR	TOTAL
Dealer:
Wholesale:
Performing	$2,197.2							$2,197.2
Watch	5.3							5.3
	$2,202.5							$2,202.5
Retail:
Performing	$188.6	$225.1	$410.7	$274.9	$303.4	$165.9	$191.8	$1,760.4
At-risk							1.2	1.2
	$188.6	$225.1	$410.7	$274.9	$303.4	$165.9	$193.0	$1,761.6
Total dealer	$2,391.1	$225.1	$410.7	$274.9	$303.4	$165.9	$193.0	$3,964.1

Customer retail:
Fleet:
Performing		$883.7	$2,685.1	$1,832.9	$1,030.2	$490.7	$200.5	$7,123.1
Watch		.3	9.8	9.9	3.2	4.4	.5	28.1
At-risk		.5	9.7	5.4	21.7	8.9	2.8	49.0
		$884.5	$2,704.6	$1,848.2	$1,055.1	$504.0	$203.8	$7,200.2
Owner/operator:
Performing		$139.0	$565.4	$349.7	$191.6	$91.1	$30.1	$1,366.9
Watch			1.2	1.2	.8	.6	.1	3.9
At-risk			.6	1.0	1.2	1.4	.4	4.6
		$139.0	$567.2	$351.9	$193.6	$93.1	$30.6	$1,375.4
Total customer retail		$1,023.5	$3,271.8	$2,200.1	$1,248.7	$597.1	$234.4	$8,575.6

Total	$2,391.1	$1,248.6	$3,682.5	$2,475.0	$1,552.1	$763.0	$427.4	$12,539.7

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	REVOLVING
At December 31, 2021	LOANS	2021	2020	2019	2018	2017	PRIOR	TOTAL
Dealer:
Wholesale:
Performing	$1,859.7							$1,859.7
Watch	6.1							6.1
	$1,865.8							$1,865.8
Retail:
Performing	$201.9	$434.4	$315.4	$311.7	$176.0	$118.2	$96.9	$1,654.5
Watch		7.0	3.6	9.1	4.6	1.1		25.4
At-risk							1.1	1.1
	$201.9	$441.4	$319.0	$320.8	$180.6	$119.3	$98.0	$1,681.0
Total dealer	$2,067.7	$441.4	$319.0	$320.8	$180.6	$119.3	$98.0	$3,546.8

Customer retail:
Fleet:
Performing		$2,851.7	$1,913.3	$1,227.0	$608.4	$220.4	$66.5	$6,887.3
Watch		2.6	6.5	4.3	5.3	.6	.2	19.5
At-risk		6.0	8.5	26.0	10.6	3.3	.4	54.8
		$2,860.3	$1,928.3	$1,257.3	$624.3	$224.3	$67.1	$6,961.6
Owner/operator:
Performing		$611.9	$389.9	$228.1	$116.0	$38.6	$10.1	$1,394.6
Watch		.7	.5	.7	.4	.1		2.4
At-risk		.2	1.3	1.5	2.0	.5	.2	5.7
		$612.8	$391.7	$230.3	$118.4	$39.2	$10.3	$1,402.7
Total customer retail		$3,473.1	$2,320.0	$1,487.6	$742.7	$263.5	$77.4	$8,364.3

Total	$2,067.7	$3,914.5	$2,639.0	$1,808.4	$923.3	$382.8	$175.4	$11,911.1

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2022	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,202.5	$1,761.6	$7,161.4	$1,368.3	$12,493.8
31 – 60 days past due			22.2	2.8	25.0
Greater than 60 days past due			16.6	4.3	20.9
	$2,202.5	$1,761.6	$7,200.2	$1,375.4	$12,539.7

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2021	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$1,865.4	$1,681.0	$6,939.7	$1,396.4	$11,882.5
31 – 60 days past due	.4		9.3	1.8	11.5
Greater than 60 days past due			12.6	4.5	17.1
	$1,865.8	$1,681.0	$6,961.6	$1,402.7	$11,911.1

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2022	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$37.8	$4.6	$42.4
Amortized cost basis with no specific reserve		$1.1	1.6		2.7
Total		$1.1	$39.4	$4.6	$45.1

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2021	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$40.3	$5.7	$46.0
Amortized cost basis with no specific reserve		$1.1	4.7		5.8
Total		$1.1	$45.0	$5.7	$51.8

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

Three Months Ended March 31,	2022	2021
Fleet	$.5	$1.0
Owner/operator	.1	.1
	$.6	$1.1

Troubled Debt Restructurings

The balance of TDRs was $38.3 and $41.6 at March 31, 2022 and December 31, 2021, respectively. At modification date, the pre-modification and post-modification amortized cost basis balances for finance receivables modified during the period by portfolio class are as follows:

Three Months Ended March 31,	2022		2021
	AMORTIZED COST BASIS		AMORTIZED COST BASIS
	PRE- MODIFICATION	POST- MODIFICATION	PRE- MODIFICATION	POST- MODIFICATION
Fleet	$.6	$.6	$4.6	$4.5
Owner/operator			.9	.9
	$.6	$.6	$5.5	$5.4

The effect on the allowance for credit losses from such modifications was not significant at March 31, 2022 and 2021.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the three months ended March 31, 2022 and 2021 were $.8 and $1.4, respectively.

There were no finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off in the three months ended March 31, 2022 and 2021, respectively.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at March 31, 2022 and December 31, 2021 was $3.2 and $4.7, respectively. Proceeds from the sales of repossessed assets were $7.8 and $16.1 for the three months ended March 31, 2022 and 2021, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2022	2021
Balance at January 1	$344.3	$389.7
Cost accruals	73.6	80.5
Payments	(88.2)	(109.6)
Change in estimates for pre-existing warranties	23.1	18.8
Currency translation and other	(3.0)	(2.5)
Balance at March 31	$349.8	$376.9

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2022	2021
Balance at January 1	$775.2	$795.8
Deferred revenues	146.1	116.0
Revenues recognized	(119.3)	(117.1)
Currency translation	(9.1)	(10.0)
Balance at March 31	$792.9	$784.7

The Company expects to recognize approximately $202.0 of the remaining deferred revenue on extended warranties and R&M contracts in 2022, $261.0 in 2023, $184.8 in 2024, $90.4 in 2025, $35.1 in 2026 and $19.6 thereafter.

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follow:

Three Months Ended March 31,	2022	2021
Net income	$600.5	$470.8
Other comprehensive income (loss) (OCI):
Unrealized gains on derivative contracts	36.1	22.3
Tax effect	(9.7)	(4.1)
	26.4	18.2
Unrealized losses on marketable debt securities	(34.1)	(6.6)
Tax effect	8.5	1.6
	(25.6)	(5.0)
Pension plans	10.3	12.9
Tax effect	(2.4)	(3.1)
	7.9	9.8
Foreign currency translation gains (losses)	34.7	(89.1)
Net other comprehensive income (loss)	43.4	(66.1)
Comprehensive income	$643.9	$404.7

.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2022	$(13.5)	$(1.1)	$(269.8)	$(636.7)	$(921.1)
Recorded into AOCI	18.1	(25.5)	3.5	34.7	30.8
Reclassified out of AOCI	8.3	(.1)	4.4		12.6
Net other comprehensive income (loss)	26.4	(25.6)	7.9	34.7	43.4
Balance at March 31, 2022	$12.9	$(26.7)	$(261.9)	$(602.0)	$(877.7)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2021	$(29.2)	$14.6	$(578.1)	$(457.6)	$(1,050.3)
Recorded into AOCI	26.1	(4.5)	(1.2)	(89.1)	(68.7)
Reclassified out of AOCI	(7.9)	(.5)	11.0		2.6
Net other comprehensive income (loss)	18.2	(5.0)	9.8	(89.1)	(66.1)
Balance at March 31, 2021	$(11.0)	$9.6	$(568.3)	$(546.7)	$(1,116.4)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	March 31
AOCI COMPONENTS	COMPREHENSIVE INCOME	2022	2021
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$6.9	$8.5
	Cost of sales and revenues	3.7	2.3
	Interest and other (income), net	.3	.2

Commodity contracts	Cost of sales and revenues	4.9
Financial Services
Interest-rate contracts	Interest and other borrowing expenses	(6.6)	(22.7)
	Pre-tax expense increase (reduction)	9.2	(11.7)
	Tax (benefit) expense	(.9)	3.8
	After-tax expense increase (reduction)	8.3	(7.9)
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.1)	(.6)
	Tax expense		.1
	After-tax income increase	(.1)	(.5)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	5.6	14.2
Prior service costs	Interest and other (income), net	.1	.2
	Pre-tax expense increase	5.7	14.4
	Tax benefit	(1.3)	(3.4)
	After-tax expense increase	4.4	11.0
Total reclassifications out of AOCI		$12.6	$2.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Stock Compensation Plans

Stock-based compensation expense was $8.2 and $6.8 for the three months ended March 31, 2022 and 2021, respectively.

During the first three months of 2022, the Company issued 356,327 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first three months of 2022, the Company acquired no treasury shares under the Company’s common stock repurchase plans. The Company acquired 20,983 shares under the Company’s Long-Term Incentive Plan. Stock repurchases of $390.0 million remain authorized under the current $500.0 million program approved by the PACCAR Board of Directors on December 4, 2018.

NOTE H - Income Taxes

The effective tax rate for the first quarter of 2022 was 22.2% compared to 22.6% for the first quarter of 2021, primarily due to the change in mix of income generated in jurisdictions with lower tax rates in 2022 as compared to 2021.

NOTE I - Segment Information

PACCAR operates in three principal segments: Truck, Parts and Financial Services. The Company evaluates the performance of its Truck and Parts segments based on operating profits, which excludes investment income, other income and expense and income taxes. The Financial Services segment’s performance is evaluated based on income before income taxes. The accounting policies of the reportable segments are the same as those applied in the consolidated financial statements as described in Note A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Three Months Ended March 31,	2022	2021
Net sales and revenues:
Truck	$4,835.5	$4,399.2
Less intersegment	(138.4)	(166.2)
External customers	4,697.1	4,233.0
Parts	1,405.3	1,176.2
Less intersegment	(16.4)	(15.5)
External customers	1,388.9	1,160.7
Other	20.4	19.8
	6,106.4	5,413.5
Financial Services	366.2	432.0
	$6,472.6	$5,845.5
Income before income taxes:
Truck	$276.7	$270.0
Parts	340.2	251.6
Other	10.0	5.4
	626.9	527.0
Financial Services	147.0	76.4
Investment (loss) income	(2.5)	4.9
	$771.4	$608.3
Depreciation and amortization:
Truck	$71.6	$71.9
Parts	3.2	2.8
Other	5.7	5.4
	80.5	80.1
Financial Services	105.2	171.6
	$185.7	$251.7

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $65.8 at March 31, 2022.

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

At March 31, 2022, the notional amount of the Company’s interest-rate contracts was $2,968.8. Notional maturities for all interest-rate contracts are $791.4 for the remainder of 2022, $714.3 for 2023, $552.1 for 2024, $577.5 for 2025, $217.4 for 2026, $61.1 for 2027 and $55.0 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At March 31, 2022, the notional amount of the outstanding foreign-exchange contracts was $2,223.0. Foreign-exchange contracts mature within two years.

Commodity Contracts: The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks. The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. At March 31, 2022, the notional amount of the outstanding commodity contracts was $116.9. Commodity contracts mature within one year.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	March 31, 2022		December 31, 2021
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$24.0		$30.8
Deferred taxes and other liabilities		$80.4		$54.4
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	8.9		25.3
Accounts payable, accrued expenses and other		49.0		15.8
Financial Services:
Other current assets			2.5
Deferred taxes and other liabilities		14.6		.1
Commodity contracts:
Truck, Parts and Other:
Other current assets	31.4
Accounts payable, accrued expenses and other				16.9
	$64.3	$144.0	$58.6	$87.2
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$1.5		$1.0
Accounts payable, accrued expenses and other		$1.8		$1.1
Financial Services:
Other assets			.1
Deferred taxes and other liabilities		.5		.2
	$1.5	$2.3	$1.1	$1.3
Gross amounts recognized in Balance Sheets	$65.8	$146.3	$59.7	$88.5
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	$(2.9)	$(2.9)	$(2.7)	$(2.7)
Financial Services:
Foreign-exchange contracts			(.2)	(.2)
Interest-rate contracts	(7.1)	(7.1)	(12.8)	(12.8)
Pro forma net amount	$55.8	$136.3	$44.0	$72.8

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the amount of loss (gain) from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

Three Months Ended March 31,	2022		2021
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$6.9		$8.5
Cost of sales and revenues
Cash flow hedges		3.7		2.3
Derivatives not designated as hedging instruments		(.5)		(.4)
Interest and other (income), net
Cash flow hedges		.3		.2
Net investment hedges		(1.3)		(1.0)
Derivatives not designated as hedging instruments		1.9		(1.4)
		$11.0		$8.2
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$(6.6)		$(22.7)
Fair value hedges	(.1)		.2
Derivatives not designated as hedging instruments		$.1		$(1.8)
	$(6.7)	$.1	$(22.5)	$(1.8)
Total	$(6.7)	$11.1	$(22.5)	$6.4

Utilization of commodity hedging was initiated in Q3 2021. The loss from commodity contracts recorded in cost of sales and revenue was $4.9 for the three months ended March 31, 2022.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31	December 31
	2022	2021
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$431.9	$472.0
Cumulative basis adjustment included in the carrying amount	24.4	8.7

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $.6 and $.1 as of March 31, 2022 and December 31, 2021, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts and all commodity contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.3 years.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following tables presents the pre-tax effects of gain (loss) on cash flow hedges recognized in other comprehensive income (loss) (OCI):

Three Months Ended March 31,	2022		2021
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Gain (loss) recognized in OCI:
Truck, Parts and Other		$(28.4)		$2.1
Financial Services	$19.9	(.5)	$33.7	(1.8)
	$19.9	$(28.9)	$33.7	$.3

Utilization of commodity hedging was initiated in Q3 2021. The pre-tax effects of gain on commodity hedges recognized in other comprehensive income (loss) (OCI) for Truck, Parts and Other was a gain of $35.9 for the three months ended March 31, 2022.

The amount of loss recorded in AOCI at March 31, 2022 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $2.3, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains (losses) reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was $.1 and ($.1) for the three months ended March 31, 2022 and 2021, respectively.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At March 31, 2022, the notional amount of the outstanding net investment hedges was $347.0. For the three months ended March 31, 2022, the pre-tax gain recognized in OCI for the net investment hedges was $18.2.

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At March 31, 2022	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$440.1	$440.1
U.S. taxable municipal/ provincial bonds		175.3	175.3
U.S. corporate securities		205.1	205.1
U.S. government and agency securities	$88.4		88.4
Non-U.S. corporate securities		431.1	431.1
Non-U.S. government securities		70.7	70.7
Other debt securities		97.9	97.9
Total marketable debt securities	$88.4	$1,420.2	$1,508.6
Marketable equity securities	$6.6		$6.6
Total marketable securities	$95.0	$1,420.2	$1,515.2
Derivatives
Cross currency swaps		$20.2	$20.2
Interest-rate swaps		3.8	3.8
Foreign-exchange contracts		10.4	10.4
Commodity contracts		31.4	31.4
Total derivative assets		$65.8	$65.8
Liabilities:
Derivatives
Cross currency swaps		$53.9	$53.9
Interest-rate swaps		26.5	26.5
Foreign-exchange contracts		65.9	65.9
Total derivative liabilities		$146.3	$146.3

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2021	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$432.5	$432.5
U.S. taxable municipal/ provincial bonds		191.6	191.6
U.S. corporate securities		207.4	207.4
U.S. government and agency securities	$96.4		96.4
Non-U.S. corporate securities		442.8	442.8
Non-U.S. government securities		75.0	75.0
Other debt securities		100.0	100.0
Total marketable debt securities	$96.4	$1,449.3	$1,545.7
Marketable equity securities	$13.7		$13.7
Total marketable securities	$110.1	$1,449.3	$1,559.4
Derivatives
Cross currency swaps		$18.2	$18.2
Interest-rate swaps		12.6	12.6
Foreign-exchange contracts		28.9	28.9
Total derivative assets		$59.7	$59.7
Liabilities:
Derivatives
Cross currency swaps		$33.1	$33.1
Interest-rate swaps		21.3	21.3
Foreign-exchange contracts		17.2	17.2
Commodity contracts		16.9	16.9
Total derivative liabilities		$88.5	$88.5

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2022		December 31, 2021
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$6,383.0	$6,237.4	$6,011.7	$6,018.2
Liabilities:
Financial Services fixed rate debt	6,542.8	6,528.5	6,905.7	6,935.1

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

Three Months Ended March 31,	2022	2021
Service cost	$32.5	$36.0
Interest on projected benefit obligation	19.1	16.6
Expected return on assets	(48.7)	(51.1)
Amortization of prior service costs	.1	.2
Recognized actuarial loss	5.6	14.2
Net pension expense	$8.6	$15.9

The components of net pension expense other than service cost are included in Interest and other (income), net on the Consolidated Statements of Comprehensive Income.

During the three months ended March 31, 2022 and 2021, the Company contributed $6.7 and $6.2 to its pension plans, respectively.

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

First Quarter Financial Highlights:

•	Worldwide net sales and revenues were $6.47 billion in 2022 compared to $5.85 billion in 2021, primarily due to higher truck and parts revenues.
•	Truck revenues were $4.70 billion in 2022 compared to $4.23 billion in 2021, primarily due to higher truck price realization.
•	Parts sales were a record $1.39 billion in 2022 compared to $1.16 billion in 2021 reflecting higher demand and price realization in all markets.
•	Financial Services revenues were $366.2 million in 2022 compared to $432.0 million in 2021, primarily due to lower used truck sales.
•	Net income was $600.5 million ($1.72 per diluted share) in 2022 compared to $470.8 million ($1.35 per diluted share) in 2021 due to higher Parts and Financial Services operating results.
•	Capital investments were $113.5 million in 2022 compared to $94.2 million in 2021.
•	Research and development (R&D) expenses were $78.0 million in 2022 compared to $80.1 million in 2021.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $16.00 billion. PFS issued $629.1 million in medium-term notes during the first three months of 2022 to support new business volume and repay maturing debt.

Conflict in Ukraine

In accordance with recent international sanctions, the Company has suspended truck and parts sales in Russia and Belarus.  The Company has no factories in Russia and has managed export sales to Russia through independent dealers. In 2021, 2,500 trucks were sold into Russia and Belarus. The Company also sold parts in these markets through a third party owned warehouse. The trucks were sold on a fully paid-up basis; accordingly, the Company does not have significant receivables exposure. Inventory balances are not significant. The Company is monitoring the situation closely. At this time, the conflict has not had a significant impact on the results of operations or cash flows of the Company.

Truck Outlook

Truck industry heavy-duty retail sales in the U.S. and Canada in 2022 are expected to be 260,000 to 290,000 units compared to 250,000 in 2021. In Europe, 2022 truck industry registrations for over 16-tonne vehicles are expected to be 270,000 to 300,000 units compared to 278,000 in 2021. In South America, heavy-duty truck industry registrations in 2022 are projected to be 125,000 to 135,000 as compared to 127,000 in 2021.

The Company has been affected by an industry-wide undersupply of semiconductor chips and component parts, and anticipates the shortages will continue to affect deliveries in 2022.

Parts Outlook

In 2022, PACCAR Parts sales are expected to increase 12-15% compared to 2021 levels reflecting strong freight demand.

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2022 are expected to increase 3-5% compared to 2021. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow.

Capital Investments and R&D Outlook

Capital investments in 2022 are expected to be $425 to $475 million and R&D is expected to be $350 to $400 million. The Company is increasing its investment in clean diesel and electric powertrain technologies, autonomous systems, connected vehicle services, next-generation manufacturing and distribution capabilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three months ended March 31, 2022 and 2021 are presented below.

($ in millions, except per share amounts)
Three Months Ended March 31,	2022	2021
Net sales and revenues:
Truck	$4,697.1	$4,233.0
Parts	1,388.9	1,160.7
Other	20.4	19.8
Truck, Parts and Other	6,106.4	5,413.5
Financial Services	366.2	432.0
	$6,472.6	$5,845.5
Income before income taxes:
Truck	$276.7	$270.0
Parts	340.2	251.6
Other	10.0	5.4
Truck, Parts and Other	626.9	527.0
Financial Services	147.0	76.4
Investment (loss) income	(2.5)	4.9
Income taxes	(170.9)	(137.5)
Net income	$600.5	$470.8
Diluted earnings per share	$1.72	$1.35
After-tax return on revenues	9.3%	8.1%

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

2022 Compared to 2021:

Truck

The Company’s Truck segment accounted for 73% of revenues in the first quarter of 2022 compared to 72% in the first quarter of 2021.

The Company’s new truck deliveries are summarized below:

Three Months Ended March 31,	2022	2021	% CHANGE
U.S. and Canada	20,700	23,000	(10)
Europe	16,100	13,700	18
Mexico, South America, Australia and other	6,200	5,500	13
Total units	43,000	42,200	2

Worldwide new truck deliveries increased slightly in the first quarter of 2022 compared to the same period of 2021, primarily due to higher deliveries in Europe. The industry-wide undersupply of semiconductor chips and component products continue to impact deliveries.

Market share data discussed below is provided by third party sources and is measured by either registrations or retail sales for the Company’s dealer network as a percentage of total registrations or retail sales depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In the first three months of 2022, industry retail sales in the heavy-duty market in the U.S. and Canada decreased to 56,200 units from 60,400 units in the same period of 2021. The Company’s heavy-duty truck retail market share was 28.8% in the first three months of 2022 compared to 28.4% in the first three months of 2021. The medium-duty market was 20,800 units in the first three months of 2022 compared to 24,000 units in the same period of 2021. The Company’s medium-duty market share was 9.7% in the first three months of 2022 compared to 17.6% in the first three months of 2021.

The over 16‑tonne truck market in Europe in the first three months of 2022 was 74,800 units compared to 74,500 units in the first three months of 2021. DAF over 16‑tonne market share was a 17.1% in the first three months of 2022 compared to 16.6% in the same period of 2021. The 6 to 16‑tonne market in the first three months of 2022 was 9,900 units compared to 10,800 units in the same period of 2021. DAF market share in the 6 to 16-tonne market in the first three months of 2022 was 9.5% compared to 10.2% in the same period of 2021.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Three Months Ended March 31,	2022	2021	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$2,590.6	$2,555.0	1
Europe	1,450.9	1,124.2	29
Mexico, South America, Australia and other	655.6	553.8	18
	$4,697.1	$4,233.0	11
Truck income before income taxes	$276.7	$270.0	2
Pre-tax return on revenues	5.9%	6.4%

The Company’s worldwide truck net sales and revenues in the first quarter increased to $4.70 billion in 2022 from $4.23 billion in 2021 due to higher price realization worldwide and higher truck unit deliveries in Europe, partially offset by unfavorable currency translation effects.

Truck segment income before income taxes and pretax return on revenues reflect the tempering of truck unit deliveries due to the global semiconductor and component supply shortages. In the first quarter of 2022, Truck segment income before income taxes increased slightly from the same period in 2021 due to gains on sales of used trucks.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2022 and 2021 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended March 31, 2021	$4,233.0	$3,840.9	$392.1
Increase (decrease)
Truck sales volume	132.4	113.6	18.8
Average truck sales prices	400.5		400.5
Average per truck material, labor and other direct costs		390.1	(390.1)
Factory overhead and other indirect costs		46.7	(46.7)
Extended warranties, operating leases and other	38.6	3.8	34.8
Currency translation	(107.4)	(99.0)	(8.4)
Total increase	464.1	455.2	8.9
Three Months Ended March 31, 2022	$4,697.1	$4,296.1	$401.0

•

Truck sales volume reflects higher unit deliveries, primarily in Europe, partially offset by lower unit deliveries in the U.S. and Canada due to an industry-wide undersupply of semiconductor chips and component products.

•	Average truck sales prices increased sales by $400.5 million, primarily due to higher price realization worldwide.
•	Average cost per truck increased cost of sales by $390.1 million, primarily reflecting higher raw material, labor and freight costs.
•	Factory overhead and other indirect costs increased $46.7 million, primarily due to higher labor costs, utilities and depreciation.

•

Extended warranties, operating leases and other increased revenues by $38.6 million and cost of sales by $3.8 million primarily due to higher revenues and associated costs from repair and maintenance, service contracts and operating leases. In addition, cost of sales and revenues was partially offset by gains on sales of used trucks and lower impairments in Europe due to an improved used truck market.

•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the euro relative to the U.S. dollar.
•	Truck gross margin was 8.5% in the first quarter of 2022 compared to 9.3% in the same period of 2021 due to the factors noted above.

Truck SG&A expense increased in the first quarter of 2022 to $73.4 million from $61.1 million in 2021. The increase was primarily due to higher professional expenses and higher salaries and related expenses. As a percentage of sales, Truck SG&A increased to 1.6% in the first quarter compared to 1.4% in the same period of 2021.

Parts

The Company’s Parts segment accounted for 21% of revenues in the first quarter of 2022 compared to 20% in the first quarter of 2021.

($ in millions)
Three Months Ended March 31,	2022	2021	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$975.7	$767.2	27
Europe	296.1	286.1	3
Mexico, South America, Australia and other	117.1	107.4	9
	$1,388.9	$1,160.7	20
Parts income before income taxes	$340.2	$251.6	35
Pre-tax return on revenues	24.5%	21.7%

The Company’s worldwide parts net sales and revenues for the first quarter increased to a record $1.39 billion in 2022 from $1.16 billion in 2021 due to higher demand in all markets.

For the first quarter of 2022, the increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher sales volume and higher margins, partially offset by unfavorable currency translation effects.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2022 and 2021 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended March 31, 2021	$1,160.7	$832.8	$327.9
Increase (decrease)
Aftermarket parts volume	118.3	77.1	41.2
Average aftermarket parts sales prices	131.4		131.4
Average aftermarket parts direct costs		61.4	(61.4)
Warehouse and other indirect costs		12.7	(12.7)
Currency translation	(21.5)	(13.7)	(7.8)
Total increase	228.2	137.5	90.7
Three Months Ended March 31, 2022	$1,388.9	$970.3	$418.6

•	Aftermarket parts sales volume increased by $118.3 million and related cost of sales increased by $77.1 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $131.4 million primarily due to higher price realization in North America and Europe.
•	Average aftermarket parts direct costs increased $61.4 million due to higher material and freight costs.
•	Warehouse and other indirect costs increased $12.7 million primarily due to higher salaries and related expenses.

•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the euro relative to the U.S. dollar.
•	Parts gross margins in the first quarter of 2022 increased to 30.1% from 28.3% in the first quarter of 2021 due to the factors noted above.

Parts SG&A expense increased in the first quarter of 2022 to $54.9 million from $51.7 million in 2021, primarily due to higher salaries and related expenses. As a percentage of sales, Parts SG&A was 4.0% in the first quarter of 2022, compared to 4.5% in the first quarter of 2021.

Financial Services

The Company’s Financial Services segment accounted for 6% of revenues in the first quarter of 2022, compared to 7% in the first quarter of 2021.

($ in millions)
Three Months Ended March 31,	2022	2021	% CHANGE
New loan and lease volume:
U.S. and Canada	$836.8	$734.5	14
Europe	350.2	328.9	6
Mexico, Australia and other	297.2	208.1	43
	$1,484.2	$1,271.5	17
New loan and lease volume by product:
Loans and finance leases	$1,243.9	$1,032.1	21
Equipment on operating lease	240.3	239.4
	$1,484.2	$1,271.5	17
New loan and lease unit volume:
Loans and finance leases	9,600	9,160	5
Equipment on operating lease	2,880	2,450	18
	12,480	11,610	7
Average earning assets:
U.S. and Canada	$8,511.0	$8,752.5	(3)
Europe	3,826.5	3,920.3	(2)
Mexico, Australia and other	2,326.7	2,025.3	15
	$14,664.2	$14,698.1
Average earning assets by product:
Loans and finance leases	$10,073.8	$9,786.4	3
Dealer wholesale financing	1,671.7	1,721.9	(3)
Equipment on lease and other	2,918.7	3,189.8	(8)
	$14,664.2	$14,698.1
Revenues:
U.S. and Canada	$168.6	$189.5	(11)
Europe	129.5	182.1	(29)
Mexico, Australia and other	68.1	60.4	13
	$366.2	$432.0	(15)
Revenue by product:
Loans and finance leases	$118.4	$118.1
Dealer wholesale financing	13.9	11.8	18
Equipment on lease and other	233.9	302.1	(23)
	$366.2	$432.0	(15)
Income before income taxes	$147.0	$76.4	92

New loan and lease volume was $1,484.2 million in the first quarter of 2022 compared to $1,271.5 million in the first quarter of 2021, reflecting higher new loan and lease volume primarily in the U.S. and Canada, Brasil and Australia. PFS finance market share on new PACCAR truck sales was 27.7% in the first quarter of 2022 compared to 24.9% in the first quarter of 2021.

In the first quarter of 2022, PFS revenues were $366.2 million compared to $432.0 million in the first quarter of 2021, reflecting lower used truck sales in Europe and the U.S. The effects of currency translation decreased PFS revenues by $9.4 million in the first quarter of 2022, primarily due to a weaker euro relative to the U.S. dollar.

PFS income before income taxes increased to a record $147.0 million in the first quarter of 2022 from $76.4 million in the first quarter of 2021, primarily due to improved used truck results. The effect of currency translation decreased income before income taxes by $2.7 million in the first quarter of 2022, reflecting a decline in the value of the euro relative to the U.S. dollar.

Included in Financial Services “Other assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $72.4 million at March 31, 2022 and $92.1 million at December 31, 2021. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized gains on used trucks, excluding repossessions, of $35.2 million in the first quarter of 2022 compared to losses of $14.4 million in the first quarter of 2021. There were no losses on multiple unit transactions included in the first quarter of 2022 compared to $10.8 million in the first quarter of 2021. Used truck losses related to repossessions, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for either the first quarter of 2022 or 2021.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the three months ended March 31, 2022 and 2021 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended March 31, 2021	$129.9	$42.0	$87.9
Increase (decrease)
Average finance receivables	5.0		5.0
Average debt balances		(.1)	.1
Yields	(1.4)		(1.4)
Borrowing rates		(2.2)	2.2
Currency translation and other	(1.2)	.1	(1.3)
Total increase (decrease)	2.4	(2.2)	4.6
Three Months Ended March 31, 2022	$132.3	$39.8	$92.5
•

Average finance receivables increased $449.5 million (excluding foreign exchange effects) in the first quarter of 2022 primarily due to higher average loan balances, partially offset by lower dealer wholesale balances.

•	Lower portfolio yields (4.5% in 2022 compared to 4.6% in 2021) decreased interest and fees by $1.4 million. The lower portfolio yields were primarily due to lower market rates in North America.
•	Lower borrowing rates (1.5% in 2022 compared to 1.6% in 2021) were primarily due to lower debt market rates in North America.
•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Three Months Ended March 31,	2022	2021
Operating lease and rental revenues	$208.6	$215.9
Used truck sales	20.6	81.7
Insurance, franchise and other revenues	4.7	4.5
Operating lease, rental and other revenues	$233.9	$302.1

Depreciation of operating lease equipment	$112.5	$165.2
Vehicle operating expenses	10.4	30.9
Cost of used truck sales	19.7	81.6
Insurance, franchise and other expenses	.9	1.0
Depreciation and other expenses	$143.5	$278.7

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended March 31, 2022 and 2021 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended March 31, 2021	$302.1	$278.7	$23.4
(Decrease) increase
Used truck sales	(59.9)	(60.7)	.8
Results on returned lease assets		(63.3)	63.3
Average operating lease assets	(5.8)	(4.4)	(1.4)
Revenue and cost per asset	5.3	(.7)	6.0
Currency translation and other	(7.8)	(6.1)	(1.7)
Total (decrease) increase	(68.2)	(135.2)	67.0
Three Months Ended March 31, 2022	$233.9	$143.5	$90.4
•	A lower sales volume of used trucks in Europe decreased revenues by $59.9 million and related depreciation and other expenses by $60.7 million.
•

Results on returned lease assets decreased depreciation and other expenses by $63.3 million primarily due to gains on sales on returned lease units in 2022 compared to losses in 2021 and lower impairments in Europe and the U.S. as a result of higher used truck market values.

•	Average operating lease assets decreased $156.7 million (excluding foreign exchange effects), which decreased revenues by $5.8 million and related depreciation and other expenses by $4.4 million.
•

Revenue per asset increased $5.3 million primarily due to higher rental utilization. Cost per asset decreased $.7 million due to gain on sales of equipment on operating lease and lower operating lease impairments in Europe.

•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

Financial Services SG&A expense was $35.7 million in the first quarter of 2022 compared to $31.2 million in 2021. The increase was primarily due to higher salaries and related expenses.

The following table summarizes the provision for losses on receivables and net charge-offs:

($ in millions)
Three Months Ended March 31,	2022		2021
	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$(2.5)	$(.6)	$.4	$.3
Europe		.2	1.0	.6
Mexico, Australia and other	2.7	1.1	2.3	1.6
	$.2	$.7	$3.7	$2.5

The provision for losses on receivables decreased to $.2 million in the first quarter of 2022 from $3.7 million for the same period in 2021, reflecting continued strong portfolio performance.

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

The post-modification balances of accounts modified during the three months ended March 31, 2022 and 2021 are summarized below:

	2022		2021
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$72.1	2.8%	$67.0	2.7%
Insignificant delay	18.1	.7%	23.6	1.0%
Credit – no concession	21.1	.8%	33.5	1.4%
Credit – TDR	.6		5.4	.2%
	$111.9	4.3%	$129.5	5.3%

*	Amortized cost basis immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first three months of 2022, total modification activity decreased compared to the first three months of 2021, reflecting lower modifications for insignificant delays, Credit – no concession and Credit –TDR, partially offset by higher commercial modifications. The increase in modifications for Commercial reasons primarily reflects higher volume of refinancing. The decrease in modifications for Insignificant delay reflects the impact of fleet customers requesting payment relief in Italy related to the COVID-19 pandemic during the first three months of 2021. The decrease in modifications for Credit – no concession is primarily due to lower volumes of refinancing and requests for payment relief in Mexico and Europe. The decrease in modifications for Credit –TDR is primarily due to contract modifications related to COVID-19 for customers in Italy.

The following table summarizes the Company’s 30+ days past due accounts:

	March 31 2022	December 31 2021	March 31 2021
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada			.1%
Europe	.6%	.4%	.6%
Mexico, Australia and other	1.8%	1.2%	1.6%
Worldwide	.4%	.3%	.4%

Accounts 30+ days past due was .4% at March 31, 2022 compared to .3% at December 31, 2021 and .4% at March 31, 2021. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $9.4 million of accounts worldwide during the first quarter of 2022, $.4 million during the fourth quarter of 2021 and $4.2 million during the first quarter of 2021 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31 2022	December 31 2021	March 31 2021
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada			.1%
Europe	.6%	.4%	.6%
Mexico, Australia and other	2.3%	1.2%	1.7%
Worldwide	.5%	.3%	.4%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2022, December 31, 2021 and March 31, 2021. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2022, December 31, 2021 and March 31, 2021.

The Company’s annualized pre-tax return on average assets for Financial Services increased to 3.8% in the first quarter of 2022 from 2.0% in the same period of 2021, primarily driven by improved used truck results.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the first quarter of 2022 and 2021. Other SG&A increased to $19.7 million for the first quarter of 2022 from $17.1 million for the first quarter of 2021, primarily due to higher salaries and related expenses.

For the first quarter, Other income before income taxes was $10.0 million compared to $5.2 million in 2021, primarily due to higher benefit from non-service components of pension expense, partially offset by higher salaries and related expenses.

Investment loss for the first quarter was $2.5 million in 2022 compared to investment income of $4.9 million in 2021, primarily due to decreases in the value of marketable equity securities of $7.1 million.

Income Taxes

The effective tax rate for the first quarter of 2022 was 22.2% compared to 22.6% for the first quarter of 2021. The lower effective tax rate in the first quarter of 2022 was primarily due to the change in mix of income generated in jurisdictions with lower tax rates in 2022 as compared to 2021.

($ in millions)
Three Months Ended March 31,	2022	2021
Domestic income before taxes	$474.0	$385.7
Foreign income before taxes	297.4	222.6
Total income before taxes	$771.4	$608.3
Domestic pre-tax return on revenues	14.1%	12.5%
Foreign pre-tax return on revenues	9.6%	8.0%
Total pre-tax return on revenues	11.9%	10.4%

For the first quarter of 2022, both domestic and foreign income before income taxes and pre-tax return on revenues increased primarily due to the improved results from Truck, Parts and Financial Services operations.

LIQUIDITY AND CAPITAL RESOURCES:

	March 31	December 31
($ in millions)	2022	2021
Cash and cash equivalents	$3,314.9	$3,428.3
Marketable securities	1,515.2	1,559.4
	$4,830.1	$4,987.7

The Company’s total cash and marketable securities at March 31, 2022 decreased $157.6 million from the balances at December 31, 2021. Total cash and marketable securities are primarily intended to provide liquidity while preserving capital.

The change in cash and cash equivalents is summarized below:

($ in millions)
Three Months Ended March 31,	2022	2021
Operating activities:
Net income	$600.5	$470.8
Net income items not affecting cash	45.2	208.3
Changes in operating assets and liabilities, net	(186.4)	(142.2)
Net cash provided by operating activities	459.3	536.9
Net cash used in investing activities	(406.1)	(215.7)
Net cash used in financing activities	(156.4)	(508.3)
Effect of exchange rate changes on cash and cash equivalents	(10.2)	(32.5)
Net decrease in cash and cash equivalents	(113.4)	(219.6)
Cash and cash equivalents at beginning of period	3,428.3	3,539.6
Cash and cash equivalents at end of period	$3,314.9	$3,320.0

Operating activities: Cash provided by operations decreased by $77.6 million to $459.3 million in the first three months of 2022 from $536.9 million in 2021. Lower operating cash flows reflect $354.2 million in wholesale receivables in the Financial Services segment primarily due to increasing wholesale receivables the first quarter of 2022, and higher cash outflows of $78.8 million for accounts payables as payments exceeded purchases of goods and services. The lower operating cash flows were partially offset by higher cash inflows of $140.7 million from trade receivables, higher net change in derivatives of $70.1 million primarily related to exchange rate fluctuations and lower cash outflows for payment of income taxes of $50.3 million. Additionally, the lower operating cash flows were offset by RVG contracts accounted for as operating leases for $43.2 million primarily due to fewer equipment returns.

Investing activities: Cash used in investing activities increased by $190.4 million to $406.1 million in the first three months of 2022 from $215.7 million in 2021. Higher net cash used in investing activities reflects higher net originations from retail loans and financing leases of $148.4 million and lower proceeds from asset disposals of $52.8 million.

Financing activities: Cash used in financing activities decreased by $351.9 to $156.4 million in the first three months of 2022 from $508.3 in 2021. In the first three months of 2022, cash provided by net borrowing activities in 2022 was $468.2 million, $650.2 million higher than the cash used by net borrowing activities of $182.0 million in 2021. The Company paid $639.4 million in dividends in 2022 compared to $353.7 million in 2021 due to a higher extra dividend paid in January 2022.

Credit Lines and Other

The Company has line of credit arrangements of $3.66 billion, of which $3.36 billion were unused at March 31, 2022. Included in these arrangements are $3.00 billion of committed bank facilities, of which $1.00 billion expires in June 2022, $1.00 billion expires in June 2024 and $1.00 billion expires in June 2026. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the three months ended March 31, 2022.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of March 31, 2022, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the first quarter of 2022.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in the first three months of 2022 were $110.5 million compared to $90.5 million for the same period of 2021. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $7.21 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2022, total capital investments for PACCAR are expected to be $425 to $475 million and R&D is expected to be $350 to $400 million. The Company is increasing its investment in clean diesel and electric powertrain technologies, autonomous systems, connected vehicle services, next-generation manufacturing and distribution capabilities.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2021, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of March 31, 2022 was $5.50 billion. In April 2022, PFC issued $400.0 million of medium-term notes under this registration. The registration expires in November 2024 and does not limit the principal amount of debt securities that may be issued during that period.

As of March 31, 2022, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.60 billion available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program expires in July 2022 and is renewed annually through the filing of a new listing.

In August 2021, PACCAR Financial Mexico registered a 10.00 billion Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of Commercial paper (up to one year) to 5.00 billion Mexican pesos. At March 31, 2022, 9.32 billion Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL as of March 31, 2022 was 700.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program.  The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFL Canada as of March 31, 2022 was 150.0 million Canadian dollars.

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

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions or other regulations or tariffs resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials and components, including semiconductors; labor disruptions; shortages of commercial truck drivers; increased warranty costs; pandemics; global conflicts; litigation, including EC settlement-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the headings Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021 and in Part II, Item 1, “Legal Proceedings” and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2022. For additional information, refer to Item 7A as presented in the 2021 Annual Report on Form 10‑K.

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

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the three months ended March 31, 2022.

ITEM 1.LEGAL PROCEEDINGS

Refer to Note M – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements (Part I, Item 1) for discussion on litigation matters, which is incorporated by reference herein.

ITEM 1A.RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2021 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2022, except for the following:

Conflict in Ukraine

In accordance with recent international sanctions, the Company has suspended truck and parts sales in Russia and Belarus. The Company is monitoring the situation closely. At this time, the conflict has not had a significant impact on the results of operations or cash flows of the Company. The potential impact on the Company’s business will depend on future developments, including the severity and duration of the conflict and its effect on European and global economic conditions.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the three months ended March 31, 2022.

(c)	Issuer purchases of equity securities.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of March 31, 2022, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the first quarter of 2022.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2018	3(i)	001-14817

		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 24, 2020	3(i)	001-14817

		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 29, 2022	3(i)	001-14817

(ii)		Bylaws:

		Sixth Amended and Restated Bylaws of PACCAR Inc	8-K	December 7, 2018	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(c)	Forms of Medium-Term Note, Series P (PACCAR Financial Corp.)	S-3	November 2, 2018	4.2 and 4.3	333-228141

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
	(d)	Forms of Medium-Term Note, Series Q (PACCAR Financial Corp.)	S-3	November 1, 2021	4.3 and 4.4	333-260663

	(e)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated May 9, 2018	10-Q	August 3, 2018	4(h)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated July 4, 2019	10-Q	October 30, 2019	4(i)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated May 29, 2020	10-Q	August 3, 2020	4(h)	001-14817

	(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 15, 2021	10-Q	August 2, 2021	4(g)	01-14817

	(i)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(j)	001-14817

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

		10-K	February 19, 2020	10(r)	001-14817

(q)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Deferred Restricted Stock Unit Grant Agreement	10-K	February 26, 2015	10(t)	001-14817

(r)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Restricted Stock Grant Agreement	10-K	February 26, 2015	10(u)	001-14817

(18)	Preferability Letter from Ernst & Young LLP*

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document*

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	May 3, 2022	By	/s/ M. T. Barkley
M. T. Barkley
Senior Vice President and Controller
(Authorized Officer and Chief Accounting Officer)