Form 10-Q
period 2022-09-30
PACCAR INC
filed 2022-10-28
CIK 75362

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Common Stock, $1 par value — 347,767,575 shares as of October 25, 2022

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
TRUCK, PARTS AND OTHER:
Net sales and revenues	$6,687.0	$4,737.7	$19,579.6	$15,538.8

Cost of sales and revenues	5,689.3	4,176.2	16,785.8	13,525.3
Research and development	82.9	72.5	241.3	237.0
Selling, general and administrative	137.7	134.7	430.6	396.8
Interest and other (income), net	(35.0)	(11.2)	(89.4)	(41.6)
	5,874.9	4,372.2	17,368.3	14,117.5
Truck, Parts and Other Income Before Income Taxes	812.1	365.5	2,211.3	1,421.3

FINANCIAL SERVICES:
Interest and fees	160.4	131.5	443.6	393.8
Operating lease, rental and other revenues	211.5	277.6	667.0	903.6
Revenues	371.9	409.1	1,110.6	1,297.4

Interest and other borrowing expenses	55.8	35.3	142.0	114.9
Depreciation and other expenses	137.4	219.8	426.3	779.0
Selling, general and administrative	33.3	33.9	100.9	97.3
Provision for losses on receivables	(.8)		3.8	3.2
	225.7	289.0	673.0	994.4
Financial Services Income Before Income Taxes	146.2	120.1	437.6	303.0
Investment income	21.4	1.6	24.3	11.5
Total Income Before Income Taxes	979.7	487.2	2,673.2	1,735.8
Income taxes	210.3	106.7	582.9	389.0
Net Income	$769.4	$380.5	$2,090.3	$1,346.8

Net Income Per Share
Basic	$2.21	$1.09	$6.00	$3.87
Diluted	$2.21	$1.09	$5.99	$3.87

Weighted Average Number of Common Shares Outstanding
Basic	348.4	347.8	348.4	347.7
Diluted	348.9	348.3	348.9	348.4

Comprehensive Income	$488.0	$264.9	$1,618.3	$1,251.9

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Unaudited)

(Millions)

	September 30	December 31
	2022	2021
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$3,218.7	$3,253.6
Trade and other receivables, net (allowance for losses: 2022 - $.5, 2021 - $.6)	2,018.5	1,575.1
Marketable securities	1,544.2	1,559.4
Inventories, net	2,382.1	1,976.0
Other current assets	719.7	732.9
Total Truck, Parts and Other Current Assets	9,883.2	9,097.0

Equipment on operating leases, net	208.6	302.4
Property, plant and equipment, net	3,299.4	3,398.1
Other noncurrent assets, net	1,307.6	1,293.0
Total Truck, Parts and Other Assets	14,698.8	14,090.5

FINANCIAL SERVICES:
Cash and cash equivalents	104.8	174.7
Finance and other receivables, net (allowance for losses: 2022 - $117.9, 2021 - $116.9)	12,549.2	11,920.8
Equipment on operating leases, net	2,545.9	2,886.5
Other assets	724.9	436.9
Total Financial Services Assets	15,924.8	15,418.9
	$30,623.6	$29,509.4

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Unaudited)

(Millions)

	September 30	December 31
	2022	2021
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$4,381.8	$3,930.9
Dividend payable		521.1
Total Truck, Parts and Other Current Liabilities	4,381.8	4,452.0
Residual value guarantees and deferred revenues	227.0	329.1
Other liabilities	1,363.0	1,487.6
Total Truck, Parts and Other Liabilities	5,971.8	6,268.7

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	792.7	624.5
Commercial paper and bank loans	3,295.6	3,303.0
Term notes	7,082.3	7,128.8
Deferred taxes and other liabilities	587.7	590.4
Total Financial Services Liabilities	11,758.3	11,646.7

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 347.8 and 347.3 million shares	347.8	347.3
Additional paid-in capital	180.0	142.0
Treasury stock, at cost - .02 million and nil shares	(2.0)
Retained earnings	13,760.8	12,025.8
Accumulated other comprehensive loss	(1,393.1)	(921.1)
Total Stockholders' Equity	12,893.5	11,594.0
	$30,623.6	$29,509.4

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Nine Months Ended
	September 30
	2022	2021
OPERATING ACTIVITIES:
Net Income	$2,090.3	$1,346.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	239.7	197.5
Equipment on operating leases and other	345.9	494.8
Provision for losses on financial services receivables	3.8	3.2
Other, net	(187.2)	(239.9)
Pension contributions	(34.3)	(19.2)
Change in operating assets and liabilities:
Trade and other receivables	(561.5)	(309.0)
Wholesale receivables on new trucks	(577.8)	587.7
Inventories	(523.5)	(1,349.2)
Accounts payable and accrued expenses	937.0	506.8
Income taxes, warranty and other	45.8	(69.3)
Net Cash Provided by Operating Activities	1,778.2	1,150.2

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(3,559.5)	(3,379.3)
Collections on retail loans and finance leases	2,932.3	2,991.0
Net (increase) decrease in wholesale receivables on used equipment	(15.2)	12.5
Purchases of marketable debt securities	(723.8)	(693.8)
Proceeds from sales and maturities of marketable debt securities	591.5	542.7
Payments for property, plant and equipment	(393.7)	(381.3)
Acquisitions of equipment for operating leases	(688.1)	(790.5)
Proceeds from asset disposals	511.3	686.1
Other, net	26.7	(12.8)
Net Cash Used in Investing Activities	(1,318.5)	(1,025.4)

FINANCING ACTIVITIES:
Payments of cash dividends	(875.9)	(589.9)
Purchases of treasury stock	(2.0)	(1.5)
Proceeds from stock compensation transactions	21.7	30.1
Net increase (decrease) in commercial paper, short-term bank loans and other	227.3	(303.5)
Proceeds from term debt	2,302.7	1,802.1
Payments on term debt	(2,092.7)	(2,327.2)
Net Cash Used in Financing Activities	(418.9)	(1,389.9)
Effect of exchange rate changes on cash and cash equivalents	(145.6)	(46.7)
Net Decrease in Cash and Cash Equivalents	(104.8)	(1,311.8)
Cash and cash equivalents at beginning of period	3,428.3	3,539.6
Cash and cash equivalents at end of period	$3,323.5	$2,227.8

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of period	$347.7	$347.2	$347.3	$346.6
Stock compensation	.1		.5	.6
Balance at end of period	347.8	347.2	347.8	347.2

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	174.0	128.9	142.0	88.5
Stock compensation	6.0	2.9	38.0	43.3
Balance at end of period	180.0	131.8	180.0	131.8

TREASURY STOCK, AT COST:
Balance at beginning of period	(1.9)	(1.4)
Purchases	(.1)	(.1)	(2.0)	(1.5)
Balance at end of period	(2.0)	(1.5)	(2.0)	(1.5)

RETAINED EARNINGS:
Balance at beginning of period	13,109.9	11,885.2	12,025.8	11,148.5
Net income	769.4	380.5	2,090.3	1,346.8
Cash dividends declared on common stock	(118.5)	(118.2)	(355.3)	(347.8)
Balance at end of period	13,760.8	12,147.5	13,760.8	12,147.5

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(1,111.7)	(1,029.6)	(921.1)	(1,050.3)
Other comprehensive loss	(281.4)	(115.6)	(472.0)	(94.9)
Balance at end of period	(1,393.1)	(1,145.2)	(1,393.1)	(1,145.2)
Total Stockholders’ Equity	$12,893.5	$11,479.8	$12,893.5	$11,479.8

Cash dividends declared on common stock, per share	$.34	$.34	$1.02	$1.00

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2021.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Additional shares	463,000	519,900	485,600	678,000
Antidilutive options	1,091,300	580,400	1,100,300	583,600

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

The effect of the changes made to the Company’s Consolidated Statements of Comprehensive Income was as follows:

Three Months Ended September 30, 2021	AS ORIGINALLY REPORTED	EFFECT OF CHANGE	AS ADJUSTED
Truck, Parts and Other
Cost of sales and revenues	$4,180.1	$(3.9)	$4,176.2
Income Taxes	105.6	1.1	106.7
Net Income	377.7	2.8	380.5

Nine Months Ended September 30, 2021	AS ORIGINALLY REPORTED	EFFECT OF CHANGE	AS ADJUSTED
Truck, Parts and Other
Cost of sales and revenues	$13,533.5	$(8.2)	$13,525.3
Income Taxes	386.9	2.1	389.0
Net Income	1,340.7	6.1	1,346.8

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet was as follows:

December 31, 2021	AS ORIGINALLY REPORTED	EFFECT OF CHANGE	AS ADJUSTED
Truck, Parts and Other
Inventories, net	$1,768.3	$207.7	$1,976.0
Other liabilities	1,436.5	51.1	1,487.6
Retained earnings	11,869.2	156.6	12,025.8

The change in accounting policy did not materially affect basic or diluted net income per share or income before income taxes within the Truck, Parts and Other segments for the three and nine months ended September 30, 2021. There was no impact on total net cash provided by operating activities.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table compares the amounts currently reported to amounts that would have been reported under LIFO in the Consolidated Statements of Comprehensive Income.

Three Months Ended September 30, 2022	AS REPORTED	PRO FORMA UNDER LIFO	EFFECT OF CHANGE
Truck, Parts and Other
Cost of sales and revenues	$5,689.3	$5,699.1	$(9.8)
Income Taxes	210.3	207.9	2.4
Net Income	769.4	762.0	7.4
Net Income Per Share
Basic	$2.21	$2.19	$.02
Diluted	$2.21	$2.18	$.03

Nine Months Ended September 30, 2022	AS REPORTED	PRO FORMA UNDER LIFO	EFFECT OF CHANGE
Truck, Parts and Other
Cost of sales and revenues	$16,785.8	$16,821.5	$(35.7)
Income Taxes	582.9	574.1	8.8
Net Income	2,090.3	2,063.4	26.9
Net Income Per Share
Basic	$6.00	$5.92	$.08
Diluted	$5.99	$5.91	$.08

The effect of the change to income before income taxes within the Truck, Parts and Other segments for the three months and nine months ended September 30, 2022 would not be material. In addition, there would be no material effect on the Consolidated Statements of Cash Flows.

The following table compares the amounts currently reported to amounts that would have been reported under LIFO in the Consolidated Balance Sheet.

September 30, 2022	AS REPORTED	PRO FORMA UNDER LIFO	EFFECT OF CHANGE
Truck, Parts and Other
Inventories, net	$2,382.1	$2,138.7	$243.4
Accounts payable, accrued expenses and other	4,381.8	4,321.9	59.9
Retained earnings	13,760.8	13,577.3	183.5

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

The following table disaggregates Truck, Parts and Other revenues by major sources:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Truck
Truck sales	$4,991.4	$3,258.3	$14,602.7	$11,253.7
Revenues from extended warranties, operating leases and other	206.8	194.3	629.0	584.1
	5,198.2	3,452.6	15,231.7	11,837.8
Parts
Parts sales	1,429.3	1,226.1	4,171.9	3,528.1
Revenues from dealer services and other	42.2	34.1	123.2	104.1
	1,471.5	1,260.2	4,295.1	3,632.2
Winch sales and other	17.3	24.9	52.8	68.8
Truck, Parts and Other sales and revenues	$6,687.0	$4,737.7	$19,579.6	$15,538.8

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

The following table presents the balance sheet classification of the estimated value of the truck assets to be returned goods assets and the related return liabilities:

	September 30, 2022		December 31, 2021
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Trucks
Other current assets	$177.8		$255.7
Accounts payable, accrued expenses and other		$180.5		$264.0
Other noncurrent assets, net	290.8		403.6
Other liabilities		304.9		423.9
	$468.6	$485.4	$659.3	$687.9
Parts
Other current assets	$82.0		$72.9
Accounts payable, accrued expenses and other		$193.5		$172.1
	$82.0	$193.5	$72.9	$172.1

For contracts accounted for as a sale, the Company’s total commitment to acquire trucks at a guaranteed value was $934.3 at September 30, 2022.

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with an RVG was $52.7 at September 30, 2022. The Company expects to recognize approximately $7.6 of the remaining deferred revenue in 2022, $24.3 in 2023, $13.1 in 2024, $4.8 in 2025 and $2.9 in 2026. For the three and nine months ended September 30, 2022, total operating lease revenue from truck sales with RVGs was $29.3 and $79.2, respectively compared to $24.9 and $75.2 for the three and nine months ended September 30, 2021. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a lease was $174.3 at September 30, 2022.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at September 30, 2022 or December 31, 2021. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

The following table summarizes Financial Services lease revenues by lease type:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Finance lease revenues	$46.6	$46.7	$134.5	$142.8
Operating lease revenues	192.4	206.4	595.7	627.9
Total lease revenues	$239.0	$253.1	$730.2	$770.7

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Marketable securities at September 30, 2022 and December 31, 2021 consisted of the following:

		UNREALIZED	UNREALIZED	FAIR
At September 30, 2022	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$455.5		$12.6	$442.9
U.S. taxable municipal / non-U.S. provincial bonds	187.5		11.4	176.1
U.S. corporate securities	249.3		13.8	235.5
U.S. government and agency securities	112.3		3.3	109.0
Non-U.S. corporate securities	428.0		19.7	408.3
Non-U.S. government securities	73.1		3.0	70.1
Other debt securities	104.8		5.0	99.8
Marketable equity securities	15.4		12.9	2.5
Total marketable securities	$1,625.9		$81.7	$1,544.2

		UNREALIZED	UNREALIZED	FAIR
At December 31, 2021	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$431.4	$1.5	$.4	$432.5
U.S. taxable municipal / non-U.S. provincial bonds	192.2	.6	1.2	191.6
U.S. corporate securities	208.3	.6	1.5	207.4
U.S. government and agency securities	95.9	.6	.1	96.4
Non-U.S. corporate securities	443.9	1.4	2.5	442.8
Non-U.S. government securities	75.2	.1	.3	75.0
Other debt securities	100.4	.3	.7	100.0
Marketable equity securities	15.4	1.3	3.0	13.7
Total marketable securities	$1,562.7	$6.4	$9.7	$1,559.4

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.5 and $1.6 and gross realized losses were $1.5 and $.1 for the nine months periods ended September 30, 2022 and 2021, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	September 30, 2022		December 31, 2021
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$1,231.6	$281.0	$911.2	$1.3
Unrealized losses	47.4	21.4	6.7

The unrealized losses on marketable debt securities above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at September 30, 2022 and December 31, 2021. The Company does not currently intend, and it is more likely than not that it will not be required to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Contractual maturities of marketable debt securities at September 30, 2022 were as follows:

	AMORTIZED	FAIR
	COST	VALUE
Within one year	$448.4	$442.4
One to five years	1,139.6	1,078.6
Six to ten years	9.0	8.9
More than ten years	13.5	11.8
	$1,610.5	$1,541.7

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	September 30	December 31
	2022	2021
Finished products	$826.5	$676.0
Work in process and raw materials	1,555.6	1,300.0
	$2,382.1	$1,976.0

In the first quarter of 2022, the Company changed the method of accounting for its U.S. inventories from last-in-first-out (LIFO) to first-in-first-out (FIFO) and all prior periods have been retrospectively applied. See Note A - Basis of Presentation of this Quarterly Report on Form 10-Q.

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	September 30	December 31
	2022	2021
Loans	$6,750.4	$6,424.7
Finance leases	3,472.4	3,620.6
Dealer wholesale financing	2,307.8	1,865.8
Operating lease receivables and other	136.5	126.6
	12,667.1	12,037.7
Less allowance for losses:
Loans and leases	(111.3)	(111.5)
Dealer wholesale financing	(3.5)	(3.3)
Operating lease receivables and other	(3.1)	(2.1)
	$12,549.2	$11,920.8

Included in Finance and other receivables, net on the Consolidated Balance Sheets is accrued interest receivable (net of allowance for credit losses) of $44.3 and $27.7 as of September 30, 2022 and December 31, 2021, respectively. The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Condensed Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

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

On average, modifications extended contractual terms by approximately three months in 2022 and four months in 2021, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at September 30, 2022 and December 31, 2021.

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

For the following credit quality disclosures, finance receivables are classified into two portfolio segments, wholesale and retail. The retail portfolio is further segmented into dealer retail and customer retail. The dealer wholesale segment consists of truck inventory financing to PACCAR dealers. The dealer retail segment consists of loans and leases to participating dealers and franchises that use the proceeds to fund customers’ acquisition of commercial vehicles and related equipment. The customer retail segment consists of loans and leases directly to customers for the acquisition of commercial vehicles and related equipment. Customer retail receivables are further segregated between fleet and owner/operator classes. The fleet class consists of customer retail accounts operating five or more trucks. All other customer retail accounts are considered owner/operator. These two classes have similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk.

The allowance for credit losses is summarized as follows:

	2022
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.3	$7.1	$104.4	$2.1	$116.9
Provision for losses	.4	(3.3)	8.1	(1.4)	3.8
Charge-offs			(6.3)	(.1)	(6.4)
Recoveries	.1		5.2	1.8	7.1
Currency translation and other	(.3)		(3.9)	.7	(3.5)
Balance at September 30	$3.5	$3.8	$107.5	$3.1	$117.9

	2021
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.4	$8.4	$112.0	$3.2	$127.0
Provision for losses	(1.0)	(.7)	3.5	1.4	3.2
Charge-offs			(9.7)	(1.3)	(11.0)
Recoveries			4.1	.2	4.3
Currency translation and other			(1.7)	(.1)	(1.8)
Balance at September 30	$2.4	$7.7	$108.2	$3.4	$121.7

*	Operating leases and other trade receivables.

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

	REVOLVING
At September 30, 2022	LOANS	2022	2021	2020	2019	2018	PRIOR	TOTAL
Dealer:
Wholesale:
Performing	$2,304.8							$2,304.8
Watch	3.0							3.0
	$2,307.8							$2,307.8
Retail:
Performing	$197.0	$374.2	$371.3	$239.7	$263.3	$133.1	$140.3	$1,718.9
At-risk							.8	.8
	$197.0	$374.2	$371.3	$239.7	$263.3	$133.1	$141.1	$1,719.7
Total dealer	$2,504.8	$374.2	$371.3	$239.7	$263.3	$133.1	$141.1	$4,027.5

Customer retail:
Fleet:
Performing		$2,468.8	$2,121.2	$1,404.3	$702.3	$264.2	$135.4	$7,096.2
Watch		2.4	6.1	4.5	4.1	2.5	.6	20.2
At-risk		6.4	16.5	13.0	19.7	7.1	1.2	63.9
		$2,477.6	$2,143.8	$1,421.8	$726.1	$273.8	$137.2	$7,180.3
Owner/operator:
Performing		$386.3	$451.4	$273.3	$135.7	$56.0	$13.6	$1,316.3
Watch		.9	.6	.8	.4	.2		2.9
At-risk		.1	.6	.9	1.1	.8	.1	3.6
		$387.3	$452.6	$275.0	$137.2	$57.0	$13.7	$1,322.8
Total customer retail		$2,864.9	$2,596.4	$1,696.8	$863.3	$330.8	$150.9	$8,503.1

Total	$2,504.8	$3,239.1	$2,967.7	$1,936.5	$1,126.6	$463.9	$292.0	$12,530.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	REVOLVING
At December 31, 2021	LOANS	2021	2020	2019	2018	2017	PRIOR	TOTAL
Dealer:
Wholesale:
Performing	$1,859.7							$1,859.7
Watch	6.1							6.1
	$1,865.8							$1,865.8
Retail:
Performing	$201.9	$434.4	$315.4	$311.7	$176.0	$118.2	$96.9	$1,654.5
Watch		7.0	3.6	9.1	4.6	1.1		25.4
At-risk							1.1	1.1
	$201.9	$441.4	$319.0	$320.8	$180.6	$119.3	$98.0	$1,681.0
Total dealer	$2,067.7	$441.4	$319.0	$320.8	$180.6	$119.3	$98.0	$3,546.8

Customer retail:
Fleet:
Performing		$2,851.7	$1,913.3	$1,227.0	$608.4	$220.4	$66.5	$6,887.3
Watch		2.6	6.5	4.3	5.3	.6	.2	19.5
At-risk		6.0	8.5	26.0	10.6	3.3	.4	54.8
		$2,860.3	$1,928.3	$1,257.3	$624.3	$224.3	$67.1	$6,961.6
Owner/operator:
Performing		$611.9	$389.9	$228.1	$116.0	$38.6	$10.1	$1,394.6
Watch		.7	.5	.7	.4	.1		2.4
At-risk		.2	1.3	1.5	2.0	.5	.2	5.7
		$612.8	$391.7	$230.3	$118.4	$39.2	$10.3	$1,402.7
Total customer retail		$3,473.1	$2,320.0	$1,487.6	$742.7	$263.5	$77.4	$8,364.3

Total	$2,067.7	$3,914.5	$2,639.0	$1,808.4	$923.3	$382.8	$175.4	$11,911.1

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At September 30, 2022	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,307.3	$1,719.7	$7,142.0	$1,317.6	$12,486.6
31 – 60 days past due	.5		8.8	2.2	11.5
Greater than 60 days past due			29.5	3.0	32.5
	$2,307.8	$1,719.7	$7,180.3	$1,322.8	$12,530.6

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2021	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$1,865.4	$1,681.0	$6,939.7	$1,396.4	$11,882.5
31 – 60 days past due	.4		9.3	1.8	11.5
Greater than 60 days past due			12.6	4.5	17.1
	$1,865.8	$1,681.0	$6,961.6	$1,402.7	$11,911.1

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	DEALER		CUSTOMER RETAIL
				OWNER/
At September 30, 2022	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$36.5	$3.4	$39.9
Amortized cost basis with no specific reserve		$.8	8.3		9.1
Total		$.8	$44.8	$3.4	$49.0

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2021	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$40.3	$5.7	$46.0
Amortized cost basis with no specific reserve		$1.1	4.7		5.8
Total		$1.1	$45.0	$5.7	$51.8

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Dealer:
Retail			$.1	$.1
Customer retail:
Fleet	$.6	$.7	2.0	2.4
Owner/operator	.1	.2	.2	.4
	$.7	$.9	$2.3	$2.9

Troubled Debt Restructurings

The balance of TDRs was $34.2 and $41.6 at September 30, 2022 and December 31, 2021, respectively. At modification date, the pre-modification and post-modification amortized cost basis balances for finance receivables modified during the period by portfolio class are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	AMORTIZED COST BASIS		AMORTIZED COST BASIS
	PRE- MODIFICATION	POST- MODIFICATION	PRE- MODIFICATION	POST- MODIFICATION
Fleet	$1.6	$1.6	$9.7	$9.7

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	AMORTIZED COST BASIS		AMORTIZED COST BASIS
	PRE- MODIFICATION	POST- MODIFICATION	PRE- MODIFICATION	POST- MODIFICATION
Fleet	$1.0	$1.0	$5.8	$5.7
Owner/operator			1.0	1.0
	$1.0	$1.0	$6.8	$6.7

The effect on the allowance for credit losses from such modifications was not significant at September 30, 2022 and 2021.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the nine months ended September 30, 2022 and 2021 were $.8 and nil, respectively.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

There were no finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off in the nine months ended September 30, 2022 and 2021, respectively.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at September 30, 2022 and December 31, 2021 was $6.1 and $4.7, respectively. Proceeds from the sales of repossessed assets were $16.1 and $33.9 for the nine months ended September 30, 2022 and 2021, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2022	2021
Balance at January 1	$344.3	$389.7
Cost accruals	269.4	218.9
Payments	(302.9)	(309.7)
Change in estimates for pre-existing warranties	80.6	43.4
Currency translation and other	(23.2)	(5.0)
Balance at September 30	$368.2	$337.3

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2022	2021
Balance at January 1	$775.2	$795.8
Deferred revenues	439.7	350.7
Revenues recognized	(352.7)	(363.8)
Currency translation	(56.7)	(15.5)
Balance at September 30	$805.5	$767.2

The Company expects to recognize approximately $70.7 of the remaining deferred revenue on extended warranties and R&M contracts in 2022, $245.3 in 2023, $232.4 in 2024, $142.0 in 2025, $78.1 in 2026 and $37.0 thereafter.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Net income	$769.4	$380.5	$2,090.3	$1,346.8
Other comprehensive income (loss) (OCI):
Unrealized gains on derivative contracts	24.3	8.2	61.4	29.4
Tax effect	(6.3)	(1.6)	(17.2)	(7.6)
	18.0	6.6	44.2	21.8
Unrealized losses on marketable debt securities	(22.7)	(3.4)	(67.2)	(12.2)
Tax effect	5.5	.7	16.6	2.9
	(17.2)	(2.7)	(50.6)	(9.3)
Pension plans	20.2	22.7	50.4	49.0
Tax effect	(5.1)	(5.4)	(12.6)	(11.6)
	15.1	17.3	37.8	37.4
Foreign currency translation losses	(297.3)	(136.8)	(503.4)	(144.8)
Net other comprehensive loss	(281.4)	(115.6)	(472.0)	(94.9)
Comprehensive income	$488.0	$264.9	$1,618.3	$1,251.9

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity consisted of the following:

Three Months Ended September 30, 2022	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at July 1, 2022	$12.7	$(34.5)	$(247.1)	$(842.8)	$(1,111.7)
Recorded into AOCI	56.2	(16.9)	9.5	(297.3)	(248.5)
Reclassified out of AOCI	(38.2)	(.3)	5.6		(32.9)
Net other comprehensive income (loss)	18.0	(17.2)	15.1	(297.3)	(281.4)
Balance at September 30, 2022	$30.7	$(51.7)	$(232.0)	$(1,140.1)	$(1,393.1)

Three Months Ended September 30, 2021	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at July 1, 2021	$(14.0)	$8.0	$(558.0)	$(465.6)	$(1,029.6)
Recorded into AOCI	35.3	(2.5)	6.1	(136.8)	(97.9)
Reclassified out of AOCI	(28.7)	(.2)	11.2		(17.7)
Net other comprehensive income (loss)	6.6	(2.7)	17.3	(136.8)	(115.6)
Balance at September 30, 2021	$(7.4)	$5.3	$(540.7)	$(602.4)	$(1,145.2)

Nine Months Ended September 30, 2022	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2022	$(13.5)	$(1.1)	$(269.8)	$(636.7)	$(921.1)
Recorded into AOCI	90.7	(50.0)	20.9	(503.4)	(441.8)
Reclassified out of AOCI	(46.5)	(.6)	16.9		(30.2)
Net other comprehensive income (loss)	44.2	(50.6)	37.8	(503.4)	(472.0)
Balance at September 30, 2022	$30.7	$(51.7)	$(232.0)	$(1,140.1)	$(1,393.1)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Nine Months Ended September 30, 2021	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2021	$(29.2)	$14.6	$(578.1)	$(457.6)	$(1,050.3)
Recorded into AOCI	42.8	(8.2)	3.3	(144.8)	(106.9)
Reclassified out of AOCI	(21.0)	(1.1)	34.1		12.0
Net other comprehensive income (loss)	21.8	(9.3)	37.4	(144.8)	(94.9)
Balance at September 30, 2021	$(7.4)	$5.3	$(540.7)	$(602.4)	$(1,145.2)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	September 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2022	2021
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$2.0	$1.3
	Cost of sales and revenues	(6.2)	(3.5)
	Interest and other (income), net	3.9	(.5)

Commodity contracts	Cost of sales and revenues	7.0
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	(3.0)
Interest-rate contracts	Interest and other borrowing expenses	(56.2)	(35.4)
	Pre-tax expense reduction	(52.5)	(38.1)
	Tax expense	14.3	9.4
	After-tax expense reduction	(38.2)	(28.7)
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.4)	(.3)
	Tax expense	.1	.1
	After-tax income increase	(.3)	(.2)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	7.1	14.7
Prior service costs	Interest and other (income), net	.2	.2
	Pre-tax expense increase	7.3	14.9
	Tax benefit	(1.7)	(3.7)
	After-tax expense increase	5.6	11.2
Total reclassifications out of AOCI		$(32.9)	$(17.7)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

		Nine Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	September 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2022	2021
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$17.1	$14.9
	Cost of sales and revenues	(3.5)	2.5
	Interest and other (income), net	8.8	(.2)

Commodity contracts	Cost of sales and revenues	17.4

Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	(7.6)
Interest-rate contracts	Interest and other borrowing expenses	(99.3)	(45.9)
	Pre-tax expense reduction	(67.1)	(28.7)
	Tax expense	20.6	7.7
	After-tax expense reduction	(46.5)	(21.0)
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.8)	(1.5)
	Tax expense	.2	.4
	After-tax income increase	(.6)	(1.1)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	21.7	44.2
Prior service costs	Interest and other (income), net	.5	.6
	Pre-tax expense increase	22.2	44.8
	Tax benefit	(5.3)	(10.7)
	After-tax expense increase	16.9	34.1
Total reclassifications out of AOCI		$(30.2)	$12.0

Stock Compensation Plans

Stock-based compensation expense was $2.6 and $15.1 for the three months and nine months ended September 30, 2022, respectively and $2.6 and $12.0 for the three months and nine months ended September 30, 2021, respectively.

During the first nine months of 2022, the Company issued 437,947 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first nine months of 2022, the Company acquired no treasury shares under the Company’s common stock repurchase plans. The Company acquired 21,853 shares under the Company’s Long-Term Incentive Plan. Stock repurchases of $390.0 million remain authorized under the current $500.0 million program approved by the PACCAR Board of Directors on December 4, 2018.

NOTE H - Income Taxes

The effective tax rate for the third quarter of 2022 was 21.5% compared to 21.9% for the third quarter of 2021. The effective tax rate for the first nine months of 2022 was 21.8% compared to 22.4% for the same period of 2021. The lower effective tax rate in the third quarter and first nine months of 2022 was primarily due to the change in mix of income generated in jurisdictions with lower tax rates in 2022 as compared to 2021.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Net sales and revenues:
Truck	$5,389.8	$3,583.2	$15,724.8	$12,277.6
Less intersegment	(191.6)	(130.6)	(493.1)	(439.8)
External customers	5,198.2	3,452.6	15,231.7	11,837.8
Parts	1,487.3	1,275.2	4,343.2	3,677.8
Less intersegment	(15.8)	(15.0)	(48.1)	(45.6)
External customers	1,471.5	1,260.2	4,295.1	3,632.2
Other	17.3	24.9	52.8	68.8
	6,687.0	4,737.7	19,579.6	15,538.8
Financial Services	371.9	409.1	1,110.6	1,297.4
	$7,058.9	$5,146.8	$20,690.2	$16,836.2
Income before income taxes:
Truck	$430.5	$80.4	$1,129.3	$606.9
Parts	373.6	282.1	1,067.1	800.5
Other	8.0	3.0	14.9	13.9
	812.1	365.5	2,211.3	1,421.3
Financial Services	146.2	120.1	437.6	303.0
Investment (loss) income	21.4	1.6	24.3	11.5
	$979.7	$487.2	$2,673.2	$1,735.8
Depreciation and amortization:
Truck	$86.3	$63.5	$235.6	$204.2
Parts	3.5	2.8	10.0	8.6
Other	6.0	5.3	17.9	16.0
	95.8	71.6	263.5	228.8
Financial Services	107.2	138.3	322.1	463.5
	$203.0	$209.9	$585.6	$692.3

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $238.0 at September 30, 2022.

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

At September 30, 2022, the notional amount of the Company’s interest-rate contracts was $2,710.0. Notional maturities for all interest-rate contracts are $184.5 for the remainder of 2022, $631.4 for 2023, $572.1 for 2024, $912.1 for 2025, $244.0 for 2026, $155.1 for 2027 and $10.8 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At September 30, 2022, the notional amount of the outstanding foreign-exchange contracts was $2,142.2. Foreign-exchange contracts mature within two years.

Commodity Contracts: The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks. The objective is to reduce the fluctuation in earnings and cash flows associated with movement in commodity prices. At September 30, 2022, the notional amount of the outstanding commodity contracts was $40.7. Commodity contracts mature within one year.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	September 30, 2022		December 31, 2021
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$131.1		$30.8
Deferred taxes and other liabilities		$62.6		$54.4
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	101.0		25.3
Accounts payable, accrued expenses and other		5.2		15.8
Financial Services:
Other current assets	3.9		2.5
Deferred taxes and other liabilities		3.9		.1
Commodity contracts:
Truck, Parts and Other:
Accounts payable, accrued expenses and other		11.2		16.9
	$236.0	$82.9	$58.6	$87.2
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$1.8		$1.0
Accounts payable, accrued expenses and other		$1.1		$1.1
Financial Services:
Other assets	.2		.1
Deferred taxes and other liabilities		.2		.2
	$2.0	$1.3	$1.1	$1.3
Gross amounts recognized in Balance Sheets	$238.0	$84.2	$59.7	$88.5
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	$(3.5)	$(3.5)	$(2.7)	$(2.7)
Financial Services:
Foreign-exchange contracts			(.2)	(.2)
Interest-rate contracts	(17.7)	(17.7)	(12.8)	(12.8)
Pro forma net amount	$216.8	$63.0	$44.0	$72.8

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the amount of loss (gain) from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$2.0		$17.1
Cost of sales and revenues
Cash flow hedges		(6.2)		(3.5)
Derivatives not designated as hedging instruments		.4		.3
Interest and other (income), net
Cash flow hedges		3.9		8.8
Net investment hedges		(1.4)		(4.2)
Derivatives not designated as hedging instruments		(5.8)		(4.5)
		$(7.1)		$14.0
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$(56.2)	$(3.0)	$(99.3)	$(7.6)
Fair value hedges	(.2)		(.1)
Derivatives not designated as hedging instruments		2.9		3.1
	$(56.4)	$(.1)	$(99.4)	$(4.5)
Total	$(56.4)	$(7.2)	$(99.4)	$9.5

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$1.3		$14.9
Cost of sales and revenues
Cash flow hedges		(3.5)		2.5
Derivatives not designated as hedging instruments		17.8		8.8
Interest and other (income), net
Cash flow hedges		(.5)		(.2)
Net investment hedges		(.7)		(2.4)
Derivatives not designated as hedging instruments		(.6)		1.0
		$13.8		$24.6
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$(35.4)		$(45.9)
Fair value hedges			.1
Derivatives not designated as hedging instruments		$(.3)		$(.7)
	$(35.4)	$(.3)	$(45.8)	$(.7)
Total	$(35.4)	$13.5	$(45.8)	$23.9

Utilization of commodity hedging was initiated in Q3 2021. The loss from commodity contracts recorded in Cost of sales and revenue was $7.0 and $17.4 for the three months and nine months ended September 30, 2022.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	September 30	December 31
	2022	2021
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$329.3	$472.0
Cumulative basis adjustment included in the carrying amount	28.6	8.7

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $7.0 and $(.1) as of September 30, 2022 and December 31, 2021, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts and all commodity contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 5.8 years.

The following tables presents the pre-tax effects of gain (loss) on cash flow hedges recognized in other comprehensive income (loss) (OCI):

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	INTEREST-	FOREIGN-		INTEREST-	FOREIGN-
	RATE	EXCHANGE	COMMODITY	RATE	EXCHANGE	COMMODITY
Gain (loss) recognized in OCI:
Truck, Parts and Other		$35.4	$(7.9)		$35.5	$(15.7)
Financial Services	$49.4	(.1)		$109.1	(.4)
	$49.4	$35.3	$(7.9)	$109.1	$35.1	$(15.7)

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	INTEREST-	FOREIGN-		INTEREST-	FOREIGN-
	RATE	EXCHANGE	COMMODITY	RATE	EXCHANGE	COMMODITY
Gain (loss) recognized in OCI:
Truck, Parts and Other		$2.3	$(9.8)		$(6.7)	$(9.8)
Financial Services	$43.4	.6		$67.1	(2.3)
	$43.4	$2.9	$(9.8)	$67.1	$(9.0)	$(9.8)

The amount of loss recorded in AOCI at September 30, 2022 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $25.1, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil and $.1 for the three months and nine months ended September 30, 2022, respectively and nil for both the three and nine months ended September 30, 2021.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At September 30, 2022, the notional amount of the outstanding net investment hedges was $347.0. For the three and nine months ended September 30, 2022, the pre-tax gain recognized in OCI for the net investment hedges were $22.8 and $58.8, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At September 30, 2022	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$442.9	$442.9
U.S. taxable municipal / non-U.S. provincial bonds		176.1	176.1
U.S. corporate securities		235.5	235.5
U.S. government and agency securities	$109.0		109.0
Non-U.S. corporate securities		408.3	408.3
Non-U.S. government securities		70.1	70.1
Other debt securities		99.8	99.8
Total marketable debt securities	$109.0	$1,432.7	$1,541.7
Marketable equity securities	$2.5		$2.5
Total marketable securities	$111.5	$1,432.7	$1,544.2
Derivatives
Cross currency swaps		$119.1	$119.1
Interest-rate swaps		12.0	12.0
Foreign-exchange contracts		106.9	106.9
Total derivative assets		$238.0	$238.0
Liabilities:
Derivatives
Cross currency swaps		$34.1	$34.1
Interest-rate swaps		28.5	28.5
Foreign-exchange contracts		10.4	10.4
Commodity contracts		11.2	11.2
Total derivative liabilities		$84.2	$84.2

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2021	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$432.5	$432.5
U.S. taxable municipal / non-U.S. provincial bonds		191.6	191.6
U.S. corporate securities		207.4	207.4
U.S. government and agency securities	$96.4		96.4
Non-U.S. corporate securities		442.8	442.8
Non-U.S. government securities		75.0	75.0
Other debt securities		100.0	100.0
Total marketable debt securities	$96.4	$1,449.3	$1,545.7
Marketable equity securities	$13.7		$13.7
Total marketable securities	$110.1	$1,449.3	$1,559.4
Derivatives
Cross currency swaps		$18.2	$18.2
Interest-rate swaps		12.6	12.6
Foreign-exchange contracts		28.9	28.9
Total derivative assets		$59.7	$59.7
Liabilities:
Derivatives
Cross currency swaps		$33.1	$33.1
Interest-rate swaps		21.3	21.3
Foreign-exchange contracts		17.2	17.2
Commodity contracts		16.9	16.9
Total derivative liabilities		$88.5	$88.5

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	September 30, 2022		December 31, 2021
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$6,399.8	$6,115.0	$6,011.7	$6,018.2
Liabilities:
Financial Services fixed rate debt	7,046.1	6,681.2	6,905.7	6,935.1

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense for the Company’s defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Service cost	$37.7	$37.6	$113.5	$113.0
Interest on projected benefit obligation	21.0	16.7	63.9	50.0
Expected return on assets	(53.2)	(51.1)	(162.0)	(153.4)
Amortization of prior service costs	.2	.2	.5	.6
Recognized actuarial loss	7.1	14.7	21.7	44.2
Net pension expense	$12.8	$18.1	$37.6	$54.4

The components of net pension expense other than service cost are included in Interest and other (income), net on the Consolidated Statements of Comprehensive Income.

During the three months and nine months ended September 30, 2022, the Company contributed $21.1 and $34.3 to its pension plans, respectively, and $6.3 and $19.2 for the three and nine months ended September 30, 2021, respectively.

NOTE M – Commitments and Contingencies

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF Trucks N.V., DAF Trucks Deutschland GmbH and PACCAR Inc (collectively “the Company”). Following the settlement, certain EC-related claims and lawsuits have been filed in various European jurisdictions against all major European truck manufacturers including the Company and certain subsidiaries. These claims and lawsuits include a number of collective proceedings, including a class action in the United Kingdom, alleging EC-related claims and seeking alleged damages. In certain jurisdictions, the limitations period has not yet expired and additional claimants may bring EC-related claims and lawsuits against the Company or its subsidiaries.

The legal proceedings are continuing to move through the court systems in the various jurisdictions with some larger cases awaiting judgment in 2022 and others scheduled for trial in upcoming years. While the Company believes it has meritorious defenses to all EC-related claims and lawsuits, the final disposition of all such claims and lawsuits will likely take a significant period of time to resolve and the final outcomes are highly uncertain. The Company cannot at this time reasonably estimate a range of loss, if any, that may result. Adverse final decisions involving significant numbers of DAF truck sales could have a material impact on the Company’s results of operations and cash flows.

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

Third Quarter Financial Highlights:

•	Worldwide net sales and revenues were $7.06 billion in 2022 compared to $5.15 billion in 2021, primarily due to higher truck and parts revenues.
•	Truck revenues were $5.20 billion in 2022 compared to $3.45 billion in 2021, primarily due to higher truck deliveries and price realization in all markets.
•	Parts sales were $1.47 billion in 2022 compared to $1.26 billion in 2021 reflecting higher demand and price realization in all markets.
•	Financial Services revenues were $371.9 million in 2022 compared to $409.1 million in 2021, primarily due to lower used truck sales.
•	Net income was $769.4 million ($2.21 per diluted share) in 2022 compared to $380.5 million ($1.09 per diluted share) in 2021 due to higher Truck, Parts and Financial Services operating results.
•	Capital investments were $115.0 million in 2022 compared to $133.0 million in 2021.
•	Research and development (R&D) expenses were $82.9 million in 2022 compared to $72.5 million in 2021.

First Nine Months Financial Highlights:

•	Worldwide net sales and revenues were $20.69 billion in 2022 compared to $16.84 billion in 2021, primarily due to higher truck and parts revenues.
•	Truck revenues were $15.23 billion in 2022 compared to $11.84 billion in 2021, primarily due to higher truck deliveries and price realization in all markets.
•	Parts sales were $4.30 billion in 2022 compared to $3.63 billion in 2021 reflecting higher demand and price realization in all markets.
•	Financial Services revenues were $1.11 billion in 2022 compared to $1.30 billion in 2021, primarily due to lower used truck sales.
•	Net income was $2.09 billion ($5.99 per diluted share) in 2022 compared to $1.35 billion ($3.87 per diluted share) in 2021 due to higher Truck, Parts and Financial Services operating results.
•	Capital investments were $349.5 million in 2022 compared to $347.4 million in 2021.
•	Research and development (R&D) expenses were $241.3 million in 2022 compared to $237.0 million in 2021.

The new DAF XD truck was named International Truck of the Year 2023 at the IAA truck show in Hannover, Germany in the third quarter. The DAF XD truck represents a new generation of distribution and vocational vehicles. The DAF XD shares many features and design elements with the new DAF XF, XG, and XG+ trucks, which were named International Truck of the Year 2022. The new DAF XD sets an industry benchmark in vocational performance and driver comfort. The versatile DAF XD is available as a tractor or rigid truck with a high performance PACCAR engine.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $15.92 billion. PFS issued $2.23 billion in medium-term notes during the first nine months of 2022 to support new business volume and repay maturing debt.

Conflict in Ukraine

In accordance with international sanctions, the Company has suspended truck and parts sales to Russia and Belarus.  The Company has no factories in Russia and has managed export sales to Russia through independent dealers. In 2021, 2,500 trucks were sold into Russia and Belarus. The Company also sold parts in these markets through a third-party owned warehouse. The trucks were sold on a fully paid-up basis; accordingly, the Company does not have significant receivables exposure. Inventory balances are not significant. The conflict has affected energy supplies in Europe. If the availability of energy in Europe is severely constrained, truck delivery volumes could be impacted. The Company continues to monitor the situation closely. The conflict has not yet had a significant impact on the results of operations or cash flows of the Company.

Truck Outlook

Truck industry heavy-duty retail sales in the U.S. and Canada in 2022 are expected to be 265,000 to 285,000 units compared to 250,000 in 2021. Estimates for the U.S. and Canada truck industry retail sales in 2023 are in the range of 260,000 to 300,000 units. In Europe, 2022 truck industry registrations for over 16-tonne vehicles are expected to be 275,000 to 295,000 units compared to 278,000 in 2021. The European truck industry registrations in the above 16-tonne truck market in 2023 are projected to be in a range 260,000 to 300,000 units. In South America, heavy-duty truck industry registrations in 2022 are projected to be 125,000 to 135,000 as compared to 127,000 in 2021. Heavy-duty truck industry sales in South America in 2023 are projected to be in a range of 125,000 to 135,000 units.

The Company has been affected by an industry-wide undersupply of component parts, and anticipates the shortages will continue to affect deliveries in the fourth quarter of the year and into 2023.

Parts Outlook

In 2022, PACCAR Parts sales are expected to increase 14-16% compared to 2021 levels reflecting strong freight demand. In 2023, PACCAR Parts sales are expected to increase 5-8% from 2022 levels.

Financial Services Outlook

Based on the truck market outlook, average earning assets in 2022 are expected to increase 1-3% including unfavorable foreign exchange impacts compared to 2021. Current high levels of freight tonnage, freight rates and fleet utilization are contributing to customers’ profitability and cash flow. In 2023, average earning assets are expected to increase 3-5% compared to 2022.

Capital Investments and R&D Outlook

Capital investments in 2022 are expected to be $475 to $500 million and R&D is expected to be $330 to $340 million. In 2023, capital investments are projected to be $525 to $575 million and R&D is expected to be $350 to $400 million. The Company is investing in clean diesel and zero emissions powertrain technologies, autonomous driving systems, connected vehicle services, and next-generation manufacturing and distribution capabilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three and nine months ended September 30, 2022 and 2021 are presented below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions, except per share amounts)	2022	2021	2022	2021
Net sales and revenues:
Truck	$5,198.2	$3,452.6	$15,231.7	$11,837.8
Parts	1,471.5	1,260.2	4,295.1	3,632.2
Other	17.3	24.9	52.8	68.8
Truck, Parts and Other	6,687.0	4,737.7	19,579.6	15,538.8
Financial Services	371.9	409.1	1,110.6	1,297.4
	$7,058.9	$5,146.8	$20,690.2	$16,836.2
Income before income taxes:
Truck	$430.5	$80.4	$1,129.3	$606.9
Parts	373.6	282.1	1,067.1	800.5
Other	8.0	3.0	14.9	13.9
Truck, Parts and Other	812.1	365.5	2,211.3	1,421.3
Financial Services	146.2	120.1	437.6	303.0
Investment income	21.4	1.6	24.3	11.5
Income taxes	(210.3)	(106.7)	(582.9)	(389.0)
Net income	$769.4	$380.5	$2,090.3	$1,346.8
Diluted earnings per share	$2.21	$1.09	$5.99	$3.87
After-tax return on revenues	10.9%	7.4%	10.1%	8.0%

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

2022 Compared to 2021:

Truck

The Company’s Truck segment accounted for 74% of revenues in the third quarter and first nine months of 2022 compared to 67% and 70% in the third quarter and first nine months of 2021, respectively.

The Company’s new truck deliveries are summarized below:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2022	2021	% CHANGE	2022	2021	% CHANGE
U.S. and Canada	24,400	17,200	42	69,500	62,800	11
Europe	13,300	9,700	37	44,800	35,200	27
Mexico, South America, Australia and other	6,700	5,900	14	20,000	17,100	17
Total units	44,400	32,800	35	134,300	115,100	17

The increase in new truck deliveries worldwide in the third quarter and first nine months of 2022 compared to the same period of 2021 was driven by higher deliveries in all markets. The industry-wide undersupply of component products continues to impact deliveries.

Market share data discussed below is provided by third-party sources and is measured by either registrations or retail sales for the Company’s dealer network as a percentage of total registrations or retail sales depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In the first nine months of 2022, industry retail sales in the heavy-duty market in the U.S. and Canada were 201,000 units compared to 185,000 units in the same period of 2021. The Company’s heavy-duty truck retail market share was 29.4% in the first nine months of 2022 compared to 29.6% in the first nine months of 2021. The medium-duty market was 64,200 units in the first nine months of 2022 compared to 62,200 units in the same period of 2021. The Company’s medium-duty market share was 10.0% in the first nine months of 2022 compared to 20.6% in the first nine months of 2021.

The over 16‑tonne truck market in Europe in the first nine months of 2022 was 218,000 units compared to 207,000 units in the first nine months of 2021. DAF over 16‑tonne market share was a 17.4% in the first nine months of 2022 compared to 15.8% in the same period of 2021. The 6 to 16‑tonne market in the first nine months of 2022 was 28,700 units compared to 31,700 units in the same period of 2021. DAF market share in the 6 to 16-tonne market in the first nine months of 2022 was 10.1% compared to 10.2% in the same period of 2021.

The Company’s worldwide truck net sales and revenues are summarized below:

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2022	2021	% CHANGE	2022	2021	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$3,200.8	$1,996.1	60	$8,948.4	$7,094.3	26
Europe	1,239.0	829.5	49	4,080.0	2,948.6	38
Mexico, South America, Australia and other	758.4	627.0	21	2,203.3	1,794.9	23
	$5,198.2	$3,452.6	51	$15,231.7	$11,837.8	29
Truck income before income taxes	$430.5	$80.4	435	$1,129.3	$606.9	86
Pre-tax return on revenues	8.3%	2.3%		7.4%	5.1%

The Company’s worldwide truck net sales and revenues in the third quarter increased to $5.20 billion in 2022 from $3.45 billion in 2021. Revenues for the first nine months increased to $15.23 billion in 2022 from $11.84 billion in 2021. The increase in both periods was primarily due to higher truck unit deliveries and improved price realization in all markets, partially offset by unfavorable currency translation effects.

In the third quarter and first nine months of 2022, Truck segment income before taxes and pretax return on revenues increased compared to the same periods in 2021 reflecting higher truck unit deliveries and improved margins.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended September 30, 2022 and 2021 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended September 30, 2021	$3,452.6	$3,253.7	$198.9
Increase (decrease)
Truck sales volume	1,444.9	1,204.3	240.6
Average truck sales prices	515.5		515.5
Average per truck material, labor and other direct costs		349.0	(349.0)
Factory overhead and other indirect costs		36.2	(36.2)
Extended warranties, operating leases and other	37.7	41.0	(3.3)
Currency translation	(252.5)	(238.0)	(14.5)
Total increase	1,745.6	1,392.5	353.1
Three Months Ended September 30, 2022	$5,198.2	$4,646.2	$552.0

•	Truck sales volume reflects higher unit deliveries in all major markets due to increased demand.
•	Average truck sales prices increased sales by $515.5 million, primarily due to higher price realization worldwide.
•	Average cost per truck increased cost of sales by $349.0 million, primarily reflecting higher raw material, freight, labor and product support costs.
•	Factory overhead and other indirect costs increased $36.2 million, primarily due to higher labor costs, utilities and depreciation.

•

Extended warranties, operating leases and other increased revenues by $37.7 million and cost of sales by $41.0 million primarily due to higher revenues and associated costs from repair and maintenance, service contracts and operating leases.

•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the euro relative to the U.S. dollar.
•	Truck gross margin was 10.6% in the third quarter of 2022 compared to 5.8% in the same period of 2021 due to the factors noted above.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the nine months ended September 30, 2022 and 2021 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Nine Months Ended September 30, 2021	$11,837.8	$10,865.9	$971.9
Increase (decrease)
Truck sales volume	2,322.9	1,968.0	354.9
Average truck sales prices	1,546.9		1,546.9
Average per truck material, labor and other direct costs		1,251.9	(1,251.9)
Factory overhead and other indirect costs		119.6	(119.6)
Extended warranties, operating leases and other	99.3	63.8	35.5
Currency translation	(575.2)	(538.5)	(36.7)
Total increase	3,393.9	2,864.8	529.1
Nine Months Ended September 30, 2022	$15,231.7	$13,730.7	$1,501.0

•	Truck sales volume reflects higher heavy-duty truck deliveries in all major markets, partially offset by lower medium-duty truck deliveries in the U.S. and Canada.
•	Average truck sales prices increased sales by $1.55 billion, primarily due to higher price realization worldwide.
•	Average cost per truck increased cost of sales by $1.25 billion, primarily reflecting higher raw material, freight, labor and product support costs.
•	Factory overhead and other indirect costs increased $119.6 million, primarily due to higher labor costs, utilities and depreciation.
•

Extended warranties, operating leases and other increased revenues by $99.3 million and cost of sales by $63.8 million, primarily due to higher revenues and associated costs from repair and maintenance, service contracts and operating leases. In addition, cost of sales and revenues was partially offset by gains on sales of used trucks and lower impairments in Europe due to an improved used truck market.

•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the euro relative to the U.S. dollar.
•	Truck gross margin was 9.9% in the first nine months of 2022 compared to 8.2% in the same period of 2021 due to the factors noted above.

Truck SG&A expense decreased in the third quarter of 2022 to $60.7 million from $66.4 million in 2021. The decrease was primarily due to lower sales and marketing costs and currency translation effects, partially offset by increased salaries and related expenses and higher travel costs. For the first nine months of 2022, Truck SG&A increased to $201.6 million from $191.4 million in 2021, primarily due to higher professional expenses, higher salaries and related expenses and travel costs, partially offset by currency translation effects.

As a percentage of sales, Truck SG&A decreased to 1.2% and 1.3% in the third quarter and first nine months of 2022, respectively, compared to 1.9% and 1.6% in the third quarter and first nine months of 2021.

Parts

The Company’s Parts segment accounted for 21% of revenues in the third quarter and first nine months of 2022 compared to 24% and 22% in the third quarter and first nine months of 2021, respectively.

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2022	2021	% CHANGE	2022	2021	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$1,065.2	$850.9	25	$3,071.5	$2,427.4	27
Europe	263.3	287.3	(8)	832.5	861.5	(3)
Mexico, South America, Australia and other	143.0	122.0	17	391.1	343.3	14
	$1,471.5	$1,260.2	17	$4,295.1	$3,632.2	18
Parts income before income taxes	$373.6	$282.1	32	$1,067.1	$800.5	33
Pre-tax return on revenues	25.4%	22.4%		24.8%	22.0%

The Company’s worldwide parts net sales and revenues for the third quarter increased to $1.47 billion in 2022 from $1.26 billion in 2021. For the first nine months, worldwide parts net sales and revenues increased to $4.30 billion in 2022 from $3.63 billion in 2021. The increase in both periods was primarily due to higher demand in all markets, partially offset by unfavorable currency translation effects.

For the third quarter and first nine months of 2022, the increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher sales volume and higher margins, partially offset by unfavorable currency translation effects.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the three months ended September 30, 2022 and 2021 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended September 30, 2021	$1,260.2	$901.7	$358.5
Increase (decrease)
Aftermarket parts volume	104.9	73.4	31.5
Average aftermarket parts sales prices	159.9		159.9
Average aftermarket parts direct costs		67.4	(67.4)
Warehouse and other indirect costs		12.9	(12.9)
Currency translation	(53.5)	(31.9)	(21.6)
Total increase	211.3	121.8	89.5
Three Months Ended September 30, 2022	$1,471.5	$1,023.5	$448.0

•	Aftermarket parts sales volume increased by $104.9 million and related cost of sales increased by $73.4 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $159.9 million primarily due to higher price realization in North America and Europe.
•	Average aftermarket parts direct costs increased $67.4 million due to higher material and freight costs.
•	Warehouse and other indirect costs increased $12.9 million primarily due to higher salaries and related expenses and costs for supplies.
•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the euro relative to the U.S. dollar.
•	Parts gross margins in the third quarter of 2022 increased to 30.4% from 28.4% in the third quarter of 2021 due to the factors noted above.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the nine months ended September 30, 2022 and 2021 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Nine Months Ended September 30, 2021	$3,632.2	$2,603.1	$1,029.1
Increase (decrease)
Aftermarket parts volume	360.0	236.2	123.8
Average aftermarket parts sales prices	419.6		419.6
Average aftermarket parts direct costs		189.7	(189.7)
Warehouse and other indirect costs		39.3	(39.3)
Currency translation	(116.7)	(70.8)	(45.9)
Total increase	662.9	394.4	268.5
Nine Months Ended September 30, 2022	$4,295.1	$2,997.5	$1,297.6

•	Aftermarket parts sales volume increased by $360.0 million and related cost of sales increased by $236.2 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $419.6 million primarily due to higher price realization in North America and Europe.
•	Average aftermarket parts direct costs increased $189.7 million due to higher material and freight costs.
•	Warehouse and other indirect costs increased $39.3 million primarily due to higher salaries and related expenses and costs for supplies.
•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the euro relative to the U.S. dollar.
•	Parts gross margins in the first nine months of 2022 increased to 30.2% from 28.3% in the first nine months of 2021 due to the factors noted above.

Parts SG&A expense decreased in the third quarter of 2022 to $52.9 million from $53.4 million in 2021. The decrease was primarily due to lower sales and marketing costs and currency translation effects largely offset by higher salaries and related expenses. For the first nine months, Parts SG&A increased to $162.4 million in 2022 from $158.1 million in 2021 primarily due to higher salaries and related expenses, partially offset by lower sales and marketing costs and currency translation effects.

As a percentage of sales, Parts SG&A was 3.6% and 3.8% in the third quarter and first nine months of 2022, respectively, compared to 4.2% and 4.4% in the third quarter and first nine months of 2021.

Financial Services

The Company’s Financial Services segment accounted for 5% of revenues in the third quarter and first nine months of 2022, compared to 8% in the third quarter and first nine months of 2021.

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2022	2021	% CHANGE	2022	2021	% CHANGE
New loan and lease volume:
U.S. and Canada	$758.0	$834.6	(9)	$2,412.0	$2,533.6	(5)
Europe	345.7	278.4	24	1,043.7	945.9	10
Mexico, Australia and other	333.4	252.5	32	964.4	717.9	34
	$1,437.1	$1,365.5	5	$4,420.1	$4,197.4	5
New loan and lease volume by product:
Loans and finance leases	$1,190.8	$1,128.1	6	$3,639.4	$3,460.9	5
Equipment on operating lease	246.3	237.4	4	780.7	736.5	6
	$1,437.1	$1,365.5	5	$4,420.1	$4,197.4	5
New loan and lease unit volume:
Loans and finance leases	10,000	9,040	11	29,730	28,890	3
Equipment on operating lease	2,800	2,680	4	8,760	8,040	9
	12,800	11,720	9	38,490	36,930	4
Average earning assets:
U.S. and Canada	$8,608.7	$8,634.6		$8,622.6	$8,726.9	(1)
Europe	3,628.2	3,707.8	(2)	3,773.0	3,821.8	(1)
Mexico, Australia and other	2,579.6	2,120.7	22	2,475.0	2,077.2	19
	$14,816.5	$14,463.1	2	$14,870.6	$14,625.9	2
Average earning assets by product:
Loans and finance leases	$10,228.8	$10,041.6	2	$10,194.7	$9,950.8	2
Dealer wholesale financing	1,870.7	1,343.0	39	1,855.9	1,521.9	22
Equipment on lease and other	2,717.0	3,078.5	(12)	2,820.0	3,153.2	(11)
	$14,816.5	$14,463.1	2	$14,870.6	$14,625.9	2
Revenues:
U.S. and Canada	$170.5	$183.7	(7)	$507.4	$591.2	(14)
Europe	118.1	161.7	(27)	372.5	519.8	(28)
Mexico, Australia and other	83.3	63.7	31	230.7	186.4	24
	$371.9	$409.1	(9)	$1,110.6	$1,297.4	(14)
Revenue by product:
Loans and finance leases	$135.2	$122.1	11	$382.4	$362.3	6
Dealer wholesale financing	25.2	9.4	168	61.2	31.5	94
Equipment on lease and other	211.5	277.6	(24)	667.0	903.6	(26)
	$371.9	$409.1	(9)	$1,110.6	$1,297.4	(14)
Income before income taxes	$146.2	$120.1	22	$437.6	$303.0	44

For the third quarter, new loan and lease volume increased to $1,437.1 million in 2022 from $1,365.5 million in 2021. For the first nine months of 2022, new loan and lease unit volume increased to $4,420.1 million from $4,197.4 million in 2021. The volume increase for both periods reflects higher new loan and lease volume in Brasil, Europe and Mexico, partially offset by lower new loan and lease volume in the U.S. and Canada. The effect of currency translation decreased new loan and lease volume by $70.9 million and $151.6 million in the third quarter and first nine months of 2022, primarily due to the lower euro and Australian dollar relative to the U.S. dollar.

In the third quarter of 2022, PFS finance market share of new PACCAR truck sales was 24.4% compared to 26.7% in the third quarter of 2021. In the first nine months of 2022, PFS finance market share of new PACCAR truck sales was 25.7% compared to 26.5% in the first nine months of 2021.

In the third quarter of 2022, PFS revenues decreased to $371.9 million from $409.1 million in 2021. In the first nine months of 2022, PFS revenues decreased to $1,110.6 million from $1,297.4 million in 2021. The decreases for both periods were primarily due to lower used truck sales in Europe and the U.S. The effects of currency translation decreased PFS revenues by $22.4 million and $48.4 million in the third quarter and first nine months of 2022, respectively, primarily due to a lower euro relative to the U.S. dollar.

PFS income before income taxes increased to $146.2 million in the third quarter of 2022 from $120.1 million in the third quarter of 2021. In the first nine months of 2022, PFS income before income taxes increased to $437.6 million from $303.0 million in 2021. The increase in both periods was primarily due to improved used truck results and higher finance and lease margins driven by portfolio growth, partially offset by the translation of weaker foreign currencies. The effects of translating weaker foreign currencies to the U.S. dollar decreased PFS income before income taxes by $7.6 million and $16.0 million for the third quarter and first nine months of 2022, respectively, primarily due to a lower euro relative to the U.S. dollar.

Included in Financial Services “Other assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $133.9 million at September 30, 2022 and $92.1 million at December 31, 2021. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized gains on used trucks, excluding repossessions, of $34.8 million in the third quarter of 2022 compared to gains of $15.8 million in the third quarter of 2021. Losses on multiple unit transactions for the third quarter of 2022 were $.1 compared to $.6 in 2021. Used truck losses related to repossessions, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for either the third quarter of 2022 or 2021.

The Company recognized gains on used trucks, excluding repossessions, of $104.7 million in the first nine months of 2022 compared to $4.7 million of gains in the first nine months of 2021. Losses on multiple unit transactions included in the first nine months of 2022 were $.2 million compared to $17.5 million in the first nine months of 2021. Used truck losses related to repossessions, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for the first nine months of 2022 or 2021.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the three months ended September 30, 2022 and 2021 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended September 30, 2021	$131.5	$35.3	$96.2
Increase (decrease)
Average finance receivables	15.9		15.9
Average debt balances		3.7	(3.7)
Yields	18.6		18.6
Borrowing rates		18.2	(18.2)
Currency translation and other	(5.6)	(1.4)	(4.2)
Total increase	28.9	20.5	8.4
Three Months Ended September 30, 2022	$160.4	$55.8	$104.6

•	Average finance receivables increased $1,204.3 million (excluding foreign exchange effects) in the third quarter of 2022 primarily due to higher average loan and dealer wholesale balances.
•

Average debt balances increased $706.9 million (excluding foreign exchange effects) in the third quarter of 2022, reflecting higher funding requirements for the portfolio, which includes loans, finance leases, dealer wholesale and equipment on operating lease, mainly in Brasil, Europe and U.S.

•

Higher portfolio yields (5.3% in 2022 compared to 4.6% in 2021) increased interest and fees by $18.6 million. The higher portfolio yields were primarily due to higher market rates in Europe, North America and Brasil.

•	Higher borrowing rates (2.1% in 2022 compared to 1.4% in 2021) were primarily due to higher debt market rates in Europe, North America and Brasil.
•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between the nine months ended September 30, 2022 and 2021 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Nine Months Ended September 30, 2021	$393.8	$114.9	$278.9
Increase (decrease)
Average finance receivables	34.9		34.9
Average debt balances		5.5	(5.5)
Yields	24.5		24.5
Borrowing rates		22.9	(22.9)
Currency translation and other	(9.6)	(1.3)	(8.3)
Total increase	49.8	27.1	22.7
Nine Months Ended September 30, 2022	$443.6	$142.0	$301.6

•	Average finance receivables increased $936.4 million (excluding foreign exchange effects) in the first nine months of 2022 primarily due to higher average loan and dealer wholesale balances.
•

Average debt balances increased by $384.8 million (excluding foreign exchange effects) in the first nine months of 2022, reflecting higher funding requirements for the portfolio, which includes loans, finance leases, dealer wholesale and equipment on operating lease.

•

Higher portfolio yields (4.9% in 2022 compared to 4.6% in 2021) increased interest and fees by $24.5 million. The higher portfolio yields were primarily due to higher market rates in Europe and Brasil.

•	Higher borrowing rates (1.8% in 2022 compared to 1.4% in 2021) were primarily due to higher debt market rates in Europe and Brasil and Canada.
•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2022	2021	2022	2021
Operating lease and rental revenues	$197.3	$214.3	$610.4	$649.7
Used truck sales	8.9	58.8	42.3	240.0
Insurance, franchise and other revenues	5.3	4.5	14.3	13.9
Operating lease, rental and other revenues	$211.5	$277.6	$667.0	$903.6

Depreciation of operating lease equipment	$122.7	$143.5	$359.2	$462.3
Vehicle operating expenses	4.6	19.4	24.0	76.6
Cost of used truck sales	9.3	56.1	41.2	237.3
Insurance, franchise and other expenses	.8	.8	1.9	2.8
Depreciation and other expenses	$137.4	$219.8	$426.3	$779.0

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended September 30, 2022 and 2021 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended September 30, 2021	$277.6	$219.8	$57.8
(Decrease) increase
Used truck sales	(48.5)	(45.4)	(3.1)
Results on returned lease assets		(22.2)	22.2
Average operating lease assets	(10.5)	(8.4)	(2.1)
Revenue and cost per asset	8.9	5.1	3.8
Currency translation and other	(16.0)	(11.5)	(4.5)
Total (decrease) increase	(66.1)	(82.4)	16.3
Three Months Ended September 30, 2022	$211.5	$137.4	$74.1

•	Lower sales volume of used trucks in Europe and the U.S. decreased revenues by $48.5 million and related depreciation and other expenses by $45.4 million.
•

Results on returned lease assets decreased depreciation and other expenses by $22.2 million primarily due to higher gains on sales on returned lease units as a result of higher used truck market values.

•	Average operating lease assets decreased $125.5 million (excluding foreign exchange effects), which decreased revenues by $10.5 million and related depreciation and other expenses by $8.4 million.
•	Revenue per asset increased $8.9 million primarily due to higher rental utilization in North America and Europe. Cost per asset increased $5.1 million due to higher operating expenses.
•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the nine months ended September 30, 2022 and 2021 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Nine Months Ended September 30, 2021	$903.6	$779.0	$124.6
(Decrease) increase
Used truck sales	(193.6)	(192.0)	(1.6)
Results on returned lease assets		(119.4)	119.4
Average operating lease assets	(26.6)	(21.2)	(5.4)
Revenue and cost per asset	21.7	8.2	13.5
Currency translation and other	(38.1)	(28.3)	(9.8)
Total (decrease) increase	(236.6)	(352.7)	116.1
Nine Months Ended September 30, 2022	$667.0	$426.3	$240.7

•	Lower sales volume of used trucks in Europe and the U.S. decreased revenues by $193.6 million and related depreciation and other expenses by $192.0 million.
•

Results on returned lease assets decreased depreciation and other expenses by $119.4 million primarily due to higher gains on sales on returned lease units as a result of higher used truck market values.

•	Average operating lease assets decreased $150.6 million (excluding foreign exchange effects), which decreased revenues by $26.6 million and related depreciation and other expenses by $21.2 million.
•	Revenue per asset increased $21.7 million primarily due to higher rental utilization. Cost per asset increased $8.2 million due to higher operating expenses.
•	The currency translation effects reflect a reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

Financial Services SG&A for the third quarter of 2022 decreased to $33.3 million from $33.9 million in the third quarter of 2021 primarily due to decreases in the value of foreign currencies relative to the U.S. dollar, partially offset by higher salaries and related expenses. For the first nine months, Financial Services SG&A increased to $100.9 million in 2022 from $97.3 million in 2021 primarily due to higher salaries and related expenses, partially offset by decreases in the value of foreign currencies relative to the U.S. dollar. As an annualized percentage of average earnings assets, Financial Services SG&A was .9% in the third quarter and first nine months of 2022 and 2021.

The following table summarizes the provision for losses on receivables and net charge-offs:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$(1.1)	$(.1)	$(4.0)	$(.8)
Europe	(.2)	(.3)	.1	.2
Mexico, Australia and other	.5	(1.4)	7.7	(.1)
	$(.8)	$(1.8)	$3.8	$(.7)

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$(.6)	$.9	$(.2)	$1.5
Europe	(.8)	.2	(.6)	1.3
Mexico, Australia and other	1.4	1.1	4.0	3.9
		$2.2	$3.2	$6.7

The provision for losses on receivables was $(.8) million in the third quarter of 2022 compared to nil in 2021, and in the first nine months, the provision for losses on receivables was $3.8 million in 2022 compared to $3.2 million in 2021. The decrease in provision for losses in the third quarter of 2022 reflects improved portfolio performance in North America and Europe. The increase in provision for losses in the first nine months was mainly driven by portfolio growth and higher past due balances in Brasil, partially offset by improved portfolio performance in North America and Europe.

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

The post-modification balances of accounts modified during the nine months ended September 30, 2022 and 2021 are summarized below:

	2022		2021
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$158.3	2.1%	$161.4	2.1%
Insignificant delay	60.8	.8%	53.1	.7%
Credit – no concession	46.3	.6%	51.5	.7%
Credit – TDR	9.7	.1%	6.7	.1%
	$275.1	3.6%	$272.7	3.6%

*	Amortized cost basis immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

During the first nine months of 2022, total modification activity of $275.1 million was comparable to $272.7 million for the same period last year.

The following table summarizes the Company’s 30+ days past due accounts:

	September 30 2022	December 31 2021	September 30 2021
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%
Europe	.4%	.4%	.5%
Mexico, Australia and other	1.7%	1.2%	1.2%
Worldwide	.4%	.3%	.3%

Accounts 30+ days past due was .4% at September 30, 2022 compared to .3% at December 31, 2021. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $16.2 million of accounts worldwide during the third quarter of 2022, $.4 million during the fourth quarter of 2021 and $.2 million during the third quarter of 2021 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	September 30 2022	December 31 2021	September 30 2021
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%
Europe	.4%	.4%	.5%
Mexico, Australia and other	1.9%	1.2%	1.2%
Worldwide	.5%	.3%	.3%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at September 30, 2022, December 31, 2021 and September 30, 2021. The effect on the allowance for credit losses from such modifications was not significant at September 30, 2022, December 31, 2021 and September 30, 2021.

The Company’s annualized pre-tax return on average assets for Financial Services increased to 3.6% in the third quarter of 2022 from 3.1% in the same period of 2021, and in the first nine months, increased to 3.7% in 2022 from 2.6% in 2021. The increase in both periods was primarily driven by improved used truck results and higher finance and lease margins.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the third quarter and first nine months of 2022 and 2021. Other SG&A increased to $24.1 million for the third quarter of 2022 from $14.9 million for the third quarter of 2021 and increased to $66.6 million for the first nine months of 2022 from $47.3 million for the first nine months of 2021. The increase in both periods was primarily due to higher salaries and related expenses.

For the third quarter, Other income before income taxes increased to $8.0 million from $3.0 million in 2021 primarily due to lower professional fees and lower non-service components of pension expenses, partially offset by higher salaries and related expenses. For the first nine months, Other income before taxes increased to $14.9 million from $13.9 million in 2021 primarily due to lower non-service components of pension expenses, partially offset by higher salaries and related expenses.

Investment income for the third quarter increased to $21.4 million in 2022 from $1.6 million in 2021. For the first nine months, investment income increased to $24.3 million in 2022 from $11.5 million in 2021. For the third quarter and first nine months of 2022 investment income from marketable debt securities was higher compared to the same periods in 2021 due to higher average cash balances in North America and South America and higher investment yields in all regions.

Income Taxes

The effective tax rate for the third quarter of 2022 was 21.5% compared to 21.9% for the third quarter of 2021. The effective tax rate for the first nine months of 2022 was 21.8% compared to 22.4% for the first nine months of 2021. The lower effective tax rate in the third quarter and first nine months of 2022 was primarily due to the change in mix of income generated in jurisdictions with lower tax rates in 2022 as compared to 2021.

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2022	2021	2022	2021
Domestic income before taxes	$623.7	$252.7	$1,666.1	$1,032.3
Foreign income before taxes	356.0	234.5	1,007.1	703.5
Total income before taxes	$979.7	$487.2	$2,673.2	$1,735.8
Domestic pre-tax return on revenues	15.3%	9.1%	14.6%	11.4%
Foreign pre-tax return on revenues	11.9%	9.9%	10.9%	9.0%
Total pre-tax return on revenues	13.9%	9.5%	12.9%	10.3%

For the third quarter and first nine months of 2022, both domestic and foreign income before income taxes and pre-tax return on revenues increased primarily due to the improved results from Truck, Parts and Financial Services operations.

LIQUIDITY AND CAPITAL RESOURCES:

	September 30	December 31
($ in millions)	2022	2021
Cash and cash equivalents	$3,323.5	$3,428.3
Marketable securities	1,544.2	1,559.4
	$4,867.7	$4,987.7

The Company’s total cash and marketable securities at September 30, 2022 decreased $120.0 million from the balances at December 31, 2021. Total cash and marketable securities are primarily intended to provide liquidity while preserving capital.

The change in cash and cash equivalents is summarized below:

($ in millions)
Nine Months Ended September 30,	2022	2021
Operating activities:
Net income	$2,090.3	$1,346.8
Net income items not affecting cash	402.2	455.6
Changes in operating assets and liabilities, net	(714.3)	(652.2)
Net cash provided by operating activities	1,778.2	1,150.2
Net cash used in investing activities	(1,318.5)	(1,025.4)
Net cash used in financing activities	(418.9)	(1,389.9)
Effect of exchange rate changes on cash and cash equivalents	(145.6)	(46.7)
Net decrease in cash and cash equivalents	(104.8)	(1,311.8)
Cash and cash equivalents at beginning of period	3,428.3	3,539.6
Cash and cash equivalents at end of period	$3,323.5	$2,227.8

Operating activities: Cash provided by operations increased by $628.0 million to $1,778.2 million in the first nine months of 2022 from $1,150.2 million in 2021. Higher operating cash flows reflect lower cash usage of $825.7 million for inventories, higher net income of $743.5 million and lower cash outflow of $430.2 million for accounts payable and accrued expenses as purchases of goods and services exceeded payments. The higher operating cash flows were partially offset by $1,165.5 million in wholesale receivables in the Financial Services segment primarily due to increasing wholesale receivables, and lower cash receipts from trade and other receivables of $252.5 million.

Investing activities: Cash used in investing activities increased by $293.1 million to $1,318.5 million in the first nine months of 2022 from $1,025.4 million in 2021. Higher net cash used in investing activities reflects higher net originations of loans and financing leases of $238.9 million and lower proceeds from asset disposals of $174.8 million. The higher net cash usage was partially offset by fewer acquisitions of equipment for operating leases of $102.4 million.

Financing activities: Cash used in financing activities decreased by $971.0 to $418.9 million in the first nine months of 2022 from $1,389.9 in 2021. In the first nine months of 2022, cash provided by net borrowing activities in 2022 was $437.3 million, $1,265.9 million higher than the cash used by net borrowing activities of $828.6 million in 2021. The Company paid $875.9 million in dividends in 2022 compared to $589.9 million in 2021 due to a higher extra dividend paid in January 2022.

Credit Lines and Other

The Company has line of credit arrangements of $3.66 billion, of which $3.36 billion were unused at September 30, 2022. Included in these arrangements are $3.00 billion of committed bank facilities, of which $1.00 billion expires in June 2023, $1.00 billion expires in June 2025 and $1.00 billion expires in June 2027. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the nine months ended September 30, 2022.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of September 30, 2022, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the third quarter of 2022.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in the first nine months of 2022 were $339.4 million compared to $336.5 million for the same period of 2021. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $7.22 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2022, total capital investments for PACCAR are expected to be $475 to $500 million and R&D is expected to be $330 to $340 million. In 2023, capital investments are projected to be $525 to $575 million and R&D is expected to be $350 to $400 million. The Company is increasing its investment in clean diesel and electric powertrain technologies, autonomous systems, connected vehicle services, next-generation manufacturing and parts distribution capabilities.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2021, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of September 30, 2022 was $5.70 billion. In October 2022 PFC issued $300.0 million of medium-term notes under this registration. The registration expires in November 2024 and does not limit the principal amount of debt securities that may be issued during that period.

As of September 30, 2022, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.62 billion available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program has been renewed through the filing of a new listing, which expires in July 2023.

In August 2021, PACCAR Financial Mexico registered a 10.00 billion Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5.00 billion Mexican pesos. At September 30, 2022, 9.07 billion Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL as of September 30, 2022 was 700.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program.  The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFL Canada as of September 30, 2022 was 150.0 million Canadian dollars.

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

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions or other regulations or tariffs resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials and components, including semiconductors; labor disruptions; shortages of commercial truck drivers; increased warranty costs; pandemics; climate-related risks; global conflicts; litigation, including EC settlement-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the headings Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021 and in Part II, Item 1, “Legal Proceedings” and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the nine months ended September 30, 2022. For additional information, refer to Item 7A as presented in the 2021 Annual Report on Form 10‑K.

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

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the nine months ended September 30, 2022.

ITEM 1.LEGAL PROCEEDINGS

Refer to Note M – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements (Part I, Item 1) for discussion on litigation matters, which is incorporated by reference herein.

ITEM 1A.RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2021 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended September 30, 2022, except for the following:

Conflict in Ukraine

In accordance with international sanctions, the Company has suspended truck and parts sales to Russia and Belarus. The conflict has affected energy supplies in Europe. If the availability of energy in Europe is severely constrained, truck delivery volumes could be impacted. The Company continues to monitor the situation closely. The conflict has not yet had a significant impact on the results of operations or cash flows of the Company. The potential impact on the Company’s business will depend on future developments, including the severity and duration of the conflict and its effect on European and global economic conditions.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the three months ended September 30, 2022.

(c)	Issuer purchases of equity securities.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of September 30, 2022, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the third quarter of 2022.

ITEM 6.	EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2018	3(i)	001-14817

		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 24, 2020	3(i)	001-14817

		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 29, 2022	3(i)	001-14817

(ii)		Bylaws:

		Seventh Amended and Restated Bylaws of PACCAR Inc	8-K	July 26, 2022	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series O (PACCAR Financial Corp.)	S-3	November 5, 2015	4.2 and 4.3	333-207838

	(c)	Forms of Medium-Term Note, Series P (PACCAR Financial Corp.)	S-3	November 2, 2018	4.2 and 4.3	333-228141

	(d)	Forms of Medium-Term Note, Series Q (PACCAR Financial Corp.)	S-3	November 1, 2021	4.3 and 4.4	333-260663

	(e)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Listing Particulars dated July 4, 2019	10-Q	October 30, 2019	4(i)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated May 29, 2020	10-Q	August 3, 2020	4(h)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 15, 2021	10-Q	August 2, 2021	4(g)	001-14817

	(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 13, 2022	10-Q	August 2, 2022	4(h)	001-14817

	(i)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(j)	001-14817

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

PACCAR Inc
(Registrant)

Date	October 28, 2022	By	/s/ M. T. Barkley
M. T. Barkley
Senior Vice President and Controller
(Authorized Officer and Chief Accounting Officer)