Form 10-K
period 2022-12-31
PACCAR INC
filed 2023-02-22
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of the voting stock held by non-affiliates of the registrant was $28.13 billion.

As of February 10, 2023, there were 522,513,846 shares of common stock, $1 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on April 25, 2023 are incorporated by reference into Part III of this From 10-K.

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

TRUCKS

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. The Company also designs and manufactures diesel engines, primarily for use in the Company’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington and Mexicali, Mexico. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada; Denton, Texas, and Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF COE trucks assembled in the United Kingdom (U.K.) by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the U.K. PACCAR competes in the Brazilian heavy truck market with DAF COE models assembled at Ponta Grossa in the state of Paraná, Brasil. PACCAR competes in the Australian medium and heavy truck markets with Kenworth conventional and COE models and certain DAF COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models primarily assembled in the U.K. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounted for 75% of total 2022 net sales and revenues.

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

The Company’s trucks have a reputation for high quality products, most of which are ordered by dealers according to customer specifications. Some units are ordered by dealers for stocking to meet the needs of certain customers who require immediate delivery or for customers that require chassis to be fitted with specialized bodies. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures PACCAR engines and axles and a higher percentage of other components for its heavy truck models. The Company also manufactures engines at its Columbus, Mississippi facility. In 2022, the Company installed PACCAR engines in approximately 42% of the Company’s Kenworth and Peterbilt heavy‑duty trucks in the U.S. and Canada and substantially all of the DAF heavy-duty trucks sold throughout the world. Engines not manufactured by the Company are purchased from Cummins Inc. (Cummins). The Company purchased a significant portion of its transmissions from Eaton Corporation Plc. (Eaton) and ZF Friedrichshafen AG (ZF). The Company also purchased a significant portion of North America stampings used for cabs from Magna International Inc. (Magna). The Company has long-term agreements with Cummins, Eaton, ZF and Magna to provide for continuity of supply. A loss of supply from Cummins, Eaton, ZF or Magna, and the resulting interruption in the production of trucks, would have a material effect on the Company’s results. Purchased materials and parts include raw materials, partially processed materials, such as castings, and finished components manufactured by independent suppliers. The Company and its suppliers rely on semiconductors as an essential component in the production of its trucks and aftermarket parts. The Company and its suppliers source semiconductors from various suppliers. Raw materials, partially processed materials and finished components typically make up approximately 85% of the cost of new trucks. The value of finished truck components manufactured by independent suppliers ranges from approximately 34% in Europe to approximately 86% in North America. In addition to materials, the Company’s cost of sales includes labor and factory overhead, vehicle delivery and warranty. Accordingly, except for certain factory overhead costs such as facilities depreciation, property taxes and utilities, the Company’s cost of sales are highly correlated to sales.

The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-, medium-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 3% of consolidated revenues in 2022. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would require the Company to either contract for an alternative source of supply or to manufacture cabs itself.

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

There are four principal competitors in the U.S. and Canada commercial truck market. The Company’s share of the U.S. and Canadian Class 8 market was 29.8% of retail sales in 2022, and the Company’s medium-duty market share was 10.9%. In Europe, there are six principal competitors in the commercial truck market, including parent companies to the four competitors of the Company in the U.S. In 2022, DAF had a 17.3% share of the European heavy-duty market and a 9.7% share of the light/medium-duty market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

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

The Company had a total production backlog of $18.1 billion at the end of 2022. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90‑day backlog approximated $8.0 billion at December 31, 2022, $5.2 billion at December 31, 2021 and $4.6 billion at December 31, 2020. Production of the year-end 2022 backlog is expected to be substantially completed during 2023.

PARTS

The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles to over 2,300 Kenworth, Peterbilt and DAF dealers in 95 countries around the world. Aftermarket truck parts are sold and delivered to the Company’s independent dealers through the Company’s 18 strategically located parts distribution centers (PDCs) in the U.S., Canada, Europe, Australia, Mexico and Central and South America. Parts are primarily purchased from various suppliers and also manufactured by the Company. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 20% of total 2022 net sales and revenues.

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

FINANCIAL SERVICES

PACCAR Financial Services (PFS) operates in 26 countries in North America, Europe, Australia and South America through wholly owned finance companies operating under the PACCAR Financial trade name. PFS also conducts full-service leasing operations through operating divisions or wholly owned subsidiaries in North America, Germany and Australia under the PacLease trade name. Selected dealers in North America are franchised to provide full-service leasing. PFS provides its franchisees with equipment financing and administrative support. PFS also operates its own full service lease outlets. PFS’s retail loan and lease customers consist of small, medium and large commercial trucking companies, independent owner/operators and other businesses and acquire their PACCAR trucks principally from independent PACCAR dealers. PFS accounted for 5% of total net sales and revenues and 52% of total assets in 2022.

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

The Company’s finance receivables are classified as dealer wholesale, dealer retail and customer retail segments. The dealer wholesale segment consists of truck inventory financing to independent PACCAR dealers. The dealer retail segment consists of loans and leases to participating dealers and franchises, which use the proceeds to fund their customers’ acquisition of trucks and related equipment. The customer retail segment consists of loans and leases directly to customers for their acquisition of trucks and related equipment. Customer retail receivables are further segregated by fleet and owner/operator classes. The fleet class consists of customers operating five or more trucks. All others are considered owner/operators. Similar methods are employed to assess and monitor credit risk for each class.

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

OTHER BUSINESSES

Other businesses include the manufacturing of industrial winches in two U.S. plants and marketing them under the Braden, Carco and Gearmatic nameplates. The markets for these products are highly competitive, and the Company competes with a number of well established firms. Sales of industrial winches were less than 1% of total net sales and revenues in 2022, 2021 and 2020.

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

The Company designs and manufactures engines for use in PACCAR vehicles worldwide. The Company’s operations and products are subject to extensive statutory and regulatory requirements governing greenhouse gas and non-greenhouse gas emissions. These include standards imposed by the U.S. Environmental Protection Agency (EPA), the European Union, U.S. state regulatory agencies (such as the California Air Resources Board), regulatory agencies in other international markets where the Company operates, and non-binding international accords related to climate change. The primary laws and regulations are the EPA’s Greenhouse Gas Emissions Standards and Fuel Efficiency Standards for Medium and Heavy-Duty Engines and Vehicles, the Regulation of the European Parliament and of the Council on the Monitoring and Reporting of CO2 Emissions from Fuel Consumption of New Heavy-Duty Vehicles, and the Heavy-Duty Omnibus Regulation of the California Air Resources Board. PACCAR established its science-based greenhouse gas emission reduction targets to meet the goals of the Paris Agreement. The Company continually monitors developments in emissions and climate change-related laws and regulations in the markets in which the Company conducts business. The Company will continue to fund capital and R&D projects to meet future emissions and certification requirements through the introduction of new technologies to our products, engines and exhaust after-treatment systems.

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

Information regarding the effects that compliance with international, federal, state and local environmental regulations have on the Company’s capital and operating expenditures and the Company’s involvement in environmental matters is included in Item 1A, “Risk Factors” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements in Items 7 and 8, respectively.

HUMAN CAPITAL MANAGEMENT

PACCAR is committed to a strong, diverse and inclusive culture and the Company’s excellent financial results reflect its human centered philosophy. The Company provides its employees with robust benefit packages, comprehensive training programs, tuition assistance and a work environment that promotes safety and diversity.

The Company’s benefit packages support employee physical, emotional and financial well-being. Employee satisfaction and engagement are measured through periodic surveys. Employee training and development programs are extensive and comprehensive, including professional and technical skills training, compliance training, leadership development and management training. The Company has diversity councils throughout its global business that set goals to enhance business success through diverse and inclusive workplaces. The Company is proud to have been honored for the past several years as a Top Company for Women to Work for in Transportation by the Women in Trucking Association. PACCAR has a proud tradition of making grants around the world for education, social services and the arts to enrich the communities in which its employees live and work.

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

On December 31, 2022, the Company had approximately 31,100 employees. Approximately 38% are U.S. employees.

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

PACCAR has disclosed greenhouse gas emissions through CDP (formerly Carbon Disclosure Project) since 2014. In 2022, PACCAR achieved an “A” score from CDP, placing in the top 1.5% of more than 18,000 reporting companies and demonstrating a robust approach to reducing greenhouse gas emissions in Kenworth, Peterbilt and DAF vehicles and from our global operations. PACCAR has earned an “A” or “A-” rating for eight consecutive years.

PACCAR has established emissions reduction targets in partnership with the Science Based Targets Initiative (SBTi). SBTi works with more than 4,000 companies worldwide to create a clearly defined path to reduce greenhouse gas emissions in line with the Paris Agreement.

Operations - PACCAR is committed to environmental responsibility in the vehicle production process. PACCAR’s facilities are continuously looking for ways to reduce waste, reuse materials, conserve energy and reduce the environmental impact of our activities. PACCAR’s factories are ISO 14001 certified and more than 80% are zero waste-to-landfill.

Innovative Products - A key element of PACCAR’s environmental strategy is to offer our customers commercial vehicles that reduce environmental impacts. The company invests in technologies that reduce greenhouse gas emissions such as highly fuel-efficient diesel engines, natural gas and biofuel engines, as well as next generation electric, hybrid, and hydrogen fuel cell powertrains. To develop these industry-leading products and technologies, PACCAR makes significant research and development and capital investments every year.

PACCAR’s Zero Emissions Trucks - PACCAR’s research and development efforts include several demonstration and development projects for Kenworth, Peterbilt and DAF vehicles, including battery-electric, hydrogen fuel cell, hydrogen combustion and hybrid technologies. PACCAR is currently producing battery-electric Kenworth, Peterbilt and DAF trucks.

Low Carbon and Renewable Fuels – All truck sales and diesel engine unit sales are certified to use biofuels. PACCAR’s MX-13 and MX-11 engines are certified to use B10/B20/B30 and XTL biofuels in Europe and B20 biofuel in the U.S. Engines not manufactured by the Company are certified to use up to B20 biofuels.

Advanced Vehicles - PACCAR is launching its SuperTruck 3 program to continue the development of its Class 8 Kenworth and Peterbilt battery-electric and fuel cell vehicles, along with its vehicle charging stations. SuperTruck 3 is a U.S. Department of Energy (DOE) initiative to develop state-of-the-art zero emissions medium- and heavy-duty trucks. The SuperTruck initiative was launched in 2009 by the DOE to improve heavy-duty truck freight efficiency. Kenworth and Peterbilt successfully developed state-of-the-art vehicles in the prior SuperTruck and SuperTruck 2 programs. Many of the technologies developed in the earlier SuperTruck programs were deployed in production vehicles, benefiting the environment and PACCAR’s customers.

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

INFORMATION ABOUT THE COMPANY’S EXECUTIVE OFFICERS

Item 401(b) of Regulation S-K:

Information about the Company’s Executive Officers as of February 22, 2023 is as follows:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (69)	Executive Chairman of the Board of Directors since April 2014; Chairman and Chief Executive Officer from 1997 to April 2014. Mr. Pigott is the brother of John M. Pigott, a director of the Company.

R. Preston Feight (55)	Chief Executive Officer since July 2019; Executive Vice President from September 2018 to June 2019; Vice President of PACCAR and President of DAF Trucks N.V. from April 2016 to August 2018.

Harrie C.A.M. Schippers (60)	President and Chief Financial Officer since January 2018.

C. Michael Dozier (57)

Executive Vice President since January 2023; Senior Vice President from January 2020 to December 2022; Vice President of PACCAR from August 2019 to December 2019; Vice President of PACCAR and General Manager, Kenworth from April 2016 to July 2019.

Darrin C. Siver (56)	Executive Vice President since January 2023; Senior Vice President from January 2017 to December 2022.

Michael T. Barkley (67)	Senior Vice President and Controller since January 2016.

Kevin D. Baney (52)	Vice President of PACCAR and General Manager of Kenworth Truck Company since August 2019; Assistant General Manager – Sales and Marketing, Kenworth from January 2017 to July 2019.

Laura J. Bloch (46)

Vice President of PACCAR and General Manager of PACCAR Parts since March 2022; Senior Assistant General Manager of Sales and Marketing, PACCAR Parts from August 2021 to February 2022; Assistant General Manager of Sales and Marketing, Kenworth from February 2019 to July 2021; Assistant General Manager of PACCAR Parts from January 2016 to January 2019.

Paulo H. Bolgar (54)

Vice President and Chief Human Resources Officer since June 2022; Served as Human Resources Vice President of Americas and Global Business Units and Global R&D for Baxter International, Inc. from January 2020 to May 2022; Human Resources Vice President of Global Operations and Quality for Baxter International, Inc. from April 2016 to December 2019.

Todd R. Hubbard (60)	Vice President, Global Financial Services since February 2019; President, PACCAR Financial Corp. from April 2011 to January 2019.

A. Lily Ley (57)	Vice President and Chief Information Officer since January 2017.

John N. Rich (54)

Vice President and Chief Technology Officer since March 2021; Prior to that, he worked for 30 years at Ford Motor Company in positions of increasing responsibility including Director of Autonomous Vehicles and Technology; Chief Operating Officer of AV LLC and Executive Director of Global Strategy.

Harald P. Seidel (55)	Vice President of PACCAR and President of DAF Trucks N.V. since August 2022; Director of Finance from October 2017 to July 2022.

Jason P. Skoog (51)	Vice President of PACCAR and General Manager of Peterbilt since April 2018; Assistant General Manager – Operations, Kenworth from January 2017 to March 2018.

Michael K. Walton (58)	Vice President and General Counsel since August 2020; Senior Counsel from August 2007 to July 2020.

Harry M.B. Wolters (52)

Vice President of PACCAR and General Manager Global Powertrain & Electrification since August 2022; Vice President of PACCAR and President of DAF Trucks N.V. from September 2018 to July 2022; European Sales Director, DAF Trucks, from October 2017 to August 2018.

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

Production Costs, Capacity and Inflation. The Company’s products are exposed to variability in material and commodity costs. Commodity or component price increases, cost pressures due to inflation, significant shortages of component products and labor availability may adversely impact the Company’s financial results or use of its production capacity. Many of the Company’s suppliers also supply automotive manufacturers, and factors that adversely affect the automotive industry can also have adverse effects on these suppliers and the Company. Supplier delivery performance can be adversely affected if increased demand for these suppliers’ products exceeds their production capacity. The Company has been affected by an industry-wide undersupply of component parts and anticipates the shortages may continue to affect deliveries into 2023.

Unexpected events, including natural disasters, extreme weather events, or pandemics, may increase the Company’s cost of doing business or disrupt the Company’s or its suppliers’ operations. The likelihood or severity of these unexpected events may increase due to the effects of climate change.

Transition Risks Related to Climate Change. The Company has ongoing product development programs intended to address changing customer demand in the context of climate change and achieve its targeted reductions in emissions. These involve the continuing development of compliant clean diesel powertrains and the design, manufacture, and sale of alternative powertrain commercial vehicles (e.g., battery-electric, hybrid, hydrogen fuel cell, and hydrogen combustion). The pace of transition from diesel combustion to alternative powertrain commercial vehicles is highly uncertain and will be influenced by:

•	the success of the Company’s research and development programs
•	customer demand for alternative powertrain vehicles
•	advancements in battery-electric, hydrogen fuel cell, and hydrogen combustion technology
•	the cost of batteries, hydrogen fuel cells and liquid hydrogen
•	global regulations requiring the use of alternative powertrain vehicles and/or providing incentives to facilitate the transition to alternative powertrain commercial vehicles
•	investments in energy and power infrastructure (e.g., renewable power supply, electric charging services, hydrogen supply and distribution) in key markets, as well as the associated utility costs
•	the ability of the supply chain to deliver components, including commodities and raw materials that are unique to alternative powertrain commercial vehicles
•	the success of new and existing competitors in developing and selling alternative powertrain commercial vehicles

The Company believes its current strategies, programs and resources are sufficient to address changes in customer demand in the context of climate change and to meet its emissions reduction targets. If the Company is not successful in addressing the risks noted above, there may be a material adverse impact on its business, operations, and financial condition.

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

The Financial Services Industry is Highly Competitive. The Company’s Financial Services segment competes with banks, other commercial finance companies and financial services firms which may have lower costs of borrowing, higher leverage or market share goals that result in a willingness to offer lower interest rates, which may lead to decreased margins, lower market share or both. A decline in the Company’s truck unit sales or a decrease in used truck prices are also factors which may affect the Company’s Financial Services segment.

The Financial Services Segment is Subject to Credit Risk. The Financial Services segment is exposed to the risk of loss arising from the failure of a customer, dealer or counterparty to meet the terms of the loans, leases and derivative contracts with the Company. Although the financial assets of the Financial Services segment are secured by underlying equipment collateral, in the event a customer cannot meet its obligations to the Company, there is a risk the value of the underlying collateral will not be sufficient to recover the amounts owed to the Company, resulting in credit losses.

Interest-Rate Risks. The Financial Services segment is subject to interest-rate risks, because increases in interest rates can reduce demand for its products, increase borrowing costs and potentially reduce interest margins. PFS uses derivative contracts to match the interest-rate characteristics of its debt to the interest-rate characteristics of its finance receivables in order to mitigate the risk of changing interest rates.

Substantially all of the Company’s finance contracts which used to reference LIBOR (London Inter-Bank Offered Rate), including dealer wholesale financing contracts, retail loan and lease contracts, medium-term notes, hedging instruments and line of credit arrangements, have been transitioned to alternative benchmark rates.

Changes to other benchmark interest rates, such as CDOR (Canadian Dollar Offered Rate), will have an uncertain impact on finance receivables and other financial obligations, the Company’s future cost of funds and/or access to capital markets. The Company will attempt to minimize the impact of differences between the current and replacement benchmark rates through pricing adjustments on the financing provided by PFS, but it is not certain the Company will be able to do so. The Company does not expect the cessation of LIBOR or the anticipated changes to other benchmark rates will have a material impact on the results of operations.

Information Technology. The Company relies on information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of its business processes and activities. Some of the Company’s products include telematics which provide over-the-air software updates, advanced fleet management tools and real-time data analytics on driver and vehicle performance. These computer systems and networks may be subject to disruptions during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses; or outside parties attempting to disrupt the Company’s business or gain unauthorized access to the Company’s electronic data. The Company maintains and continues to invest in protections to guard against such events. Examples of these protections include conducting third-party penetration tests, implementing software detection and prevention tools, event monitoring, and disaster recoverability. Additionally, the Company maintains a cybersecurity insurance policy. Despite these safeguards, there remains a risk of system disruptions, unauthorized access and data loss.

The Company has not experienced any notable security incidents that would have a material impact on the results of operations and financial condition of the Company. Certain dealers and suppliers have reported they have experienced cyberattacks and those have not caused any material impact to the Company. If the Company’s computer systems were to be damaged, disrupted or breached, it could impact data availability and integrity, result in a theft of the Company’s intellectual property or lead to unauthorized disclosure of confidential information of the Company’s customers, suppliers and employees. Security breaches could also result in a violation of U.S. and international privacy and other laws and subject the Company to various litigations and governmental proceedings. These events could have an adverse impact on the Company’s results of operations and financial condition, damage its reputation, disrupt operations and negatively impact competitiveness in the marketplace

Political, Regulatory and Economic Risks

Multinational Operations. The Company’s global operations are exposed to political, economic and other risks and events beyond its control in the countries in which the Company operates. The Company may be adversely affected by political instabilities, fuel shortages or interruptions in utility or transportation systems, natural calamities, recessions or slower economic growth, inflation, epidemics and pandemics (such as COVID-19), wars, terrorism and labor strikes. Changes in government monetary or fiscal policies and international trade policies may impact demand for the Company’s products, financial results and competitive position. PACCAR’s global operations are subject to extensive trade, competition and anti-corruption laws and regulations that could impose significant compliance costs.

Conflict in Ukraine. In accordance with international sanctions, in February 2022 the Company suspended truck and parts sales to Russia and Belarus. The Company has no factories in Russia and has managed export sales to Russia through independent dealers. In 2021, 2,500 trucks were sold into Russia and Belarus. The Company also sold parts in these markets through a third-party owned warehouse. The trucks were sold on a fully paid-up basis; accordingly, the Company does not have significant receivables exposure. Inventory balances are not significant. The conflict may affect energy supplies in Europe. If the availability of energy in Europe is severely constrained, truck delivery volumes could be impacted. The Company continues to monitor the situation closely. The conflict has not had a significant impact on the results of operations or cash flows of the Company. The potential future impact on the Company’s business will depend on further developments, including the severity and duration of the conflict and its effect on European and global economic conditions.

COVID-19 Pandemic. The effects of the COVID-19 pandemic decreased over the course of 2022 but still caused disruptions to the global supply chain, in particular the undersupply of component parts and semiconductor chips. A recurrence of a severe COVID-19 strain could cause industry capacity constraints on our suppliers, and localized outbreaks of COVID-19 may necessitate facility slowdowns or shutdowns. These and other unforeseen pandemic related factors could impact the Company’s business and results of operations.

Environmental Regulations. The Company’s operations are subject to environmental laws and regulations that impose significant compliance costs. The Company could experience higher research and development and manufacturing costs due to changes in government requirements for its products, including changes in emissions, fuel, greenhouse gas or other regulations.

Emissions Requirements and Reduction Targets. PACCAR’s operations and products are subject to extensive statutory and regulatory requirements governing greenhouse gas and non-greenhouse gas emissions. These include standards imposed by the U.S. Environmental Protection Agency (EPA), the European Union, U.S. state regulatory agencies (such as the California Air Resources Board), regulatory agencies in other international markets where the Company operates, and non-binding international accords related to climate change. The primary laws and regulations are the EPA’s Greenhouse Gas Emissions Standards and Fuel Efficiency Standards for Medium and Heavy-Duty Engines and Vehicles, the Regulation of the European Parliament and of the Council on the Monitoring and Reporting of CO2 Emissions from Fuel Consumption of New Heavy-Duty Vehicles, and the Heavy-Duty Omnibus Regulation of the California Air Resources Board. PACCAR established its science-based greenhouse gas emission reduction targets to meet the goals of the Paris Agreement. The Company continually monitors developments in emissions and climate change-related laws and regulations in the markets in which the Company conducts business.

The Company’s product planning through 2030 is aligned with these statutory and regulatory requirements, and uses a climate change scenario analysis to limit global warming to below 2°C. Even without legislation to reduce greenhouse gas emissions, PACCAR expects to continue to significantly invest in technologies to improve fuel efficiency for its customers, which would also reduce greenhouse gas emissions.

PACCAR expects that climate change-related laws, regulations, and international accords will continue to evolve. The Company cannot reasonably predict whether future laws, regulations, and international accords could materially increase its environmental compliance costs, alter its product development strategy, or impact its business, financial condition, or results of operations.

Litigation, Product Liability and Regulatory. The Company’s products are subject to recall for environmental, performance and safety-related issues. Product recalls, lawsuits, regulatory actions or increases in the reserves the Company establishes for contingencies may increase the Company’s costs and lower profits. Due to the international nature of the Company’s business, some products are also subject to international trade regulations, including customs and import/export related laws and regulations, government embargoes and sanctions prohibiting sales to specific persons or countries, as well as anti-corruption laws. The Company’s telematics depend on cellular frequency allocations regulated by government agencies and collected data is subject to various privacy laws and government regulations. The Company’s reputation and its brand names are valuable assets, and claims or regulatory actions, even if unsuccessful or without merit, could adversely affect the Company’s reputation and brand images because of adverse publicity.

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

The following summarizes the number of the Company’s manufacturing plants and parts distribution centers by geographical location within indicated industry segments:

	U.S	Canada	Australia	Mexico	Europe	Central and So. America
Truck	4	1	1	1	3	1
Parts	7	2	2	1	4	2
Other	2	—	—	—	—	—

ITEM 3.	LEGAL PROCEEDINGS.

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

Market Information and Holders.

Common stock of the Company is traded on the Nasdaq Stock Market under the symbol PCAR. There were 1,495 record holders of the common stock at December 31, 2022. The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2022 regarding compensation plans under which PACCAR equity securities are authorized for issuance and has been adjusted to reflect the Company’s 50% stock dividend in February 2023.

	Number of Securities Granted and to be Issued Related to Outstanding Options and Restricted Stock Units	Weighted-average Exercise Price of Outstanding Options	Securities Available for Future Grant
Stock compensation plans approved by stockholders	5,244,614	$51.10	15,999,952

All stock compensation plans have been approved by the stockholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 649,986 shares that represent deferred cash awards payable in stock.

Securities available for future grant are authorized under the following two plans: (i) 15,036,039 shares under the LTI Plan, and (ii) 963,913 shares under the RSDC Plan.

Stockholder Return Performance Graph.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, to the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the return of the industry peer group of companies identified in the graph (the “Peer Group Index”) for the last five fiscal years ended December 31, 2022. Standard & Poor’s has calculated a return for each company in the Peer Group Index weighted according to its respective capitalization at the beginning of each period with dividends reinvested on a monthly basis. Management believes that the identified companies and methodology used in the graph for the Peer Group Index provide a better comparison than other indices available. The Peer Group Index consists of AGCO Corporation, Caterpillar Inc., CNH Industrial N.V., Cummins Inc., Dana Incorporated, Deere & Company, Eaton Corporation, Navistar International Corporation (from 2017 through 2020), Oshkosh Corporation, TRATON SE (effective January 1, 2021) and AB Volvo. TRATON SE acquired Navistar International Corporation in 2021. Meritor Inc. is no longer included in the Peer Group Index of the performance graph due to its acquisition by Cummins Inc. in 2022. The comparison assumes that $100 was invested December 31, 2017, in the Company’s common stock and in the stated indices and assumes reinvestment of dividends.

200
150
100
50
PACCAR Inc
S&P 500 Index
Peer Group Index
2017
2018
2019
2020
2021
2022

	2017	2018	2019	2020	2021	2022
PACCAR Inc	100	84.68	122.83	137.25	144.97	169.61
S&P 500 Index	100	95.62	125.72	148.85	191.58	156.88
Peer Group Index	100	82.72	106.15	140.73	173.49	190.49

(b)	Use of Proceeds from Registered Securities.

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of December 31, 2022, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made during the fourth quarter of 2022.

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

On December 6, 2022, the Board of Directors declared a 50% common stock dividend payable on February 7, 2023. For all years presented, all per share data and dividends have been restated for the effect of the 50% dividend.

2022 Financial Highlights

•	Worldwide net sales and revenues were $28.82 billion in 2022 compared to $23.52 billion in 2021, primarily due to higher truck and parts revenues.
•	Truck sales were $21.49 billion in 2022 compared to $16.80 billion in 2021, primarily due to higher truck deliveries and price realization in all markets.
•	Parts sales were $5.76 billion in 2022 compared to $4.94 billion in 2021 reflecting higher demand and price realization in all markets.
•	Financial Services revenues were $1.51 billion in 2022 compared to $1.69 billion in 2021, primarily due to lower used truck sales.
•

In 2022, PACCAR earned net income for the 84th consecutive year. Net income was $3.01 billion ($5.75 per diluted share) in 2022 compared to $1.87 billion ($3.57 per diluted share) in 2021 reflecting higher Truck, Parts and Financial Services operating results.

•	Capital investments were $505.0 million in 2022 compared to $511.8 million in 2021.
•	After-tax return on beginning equity (ROE) was 26.0% in 2022 compared to 17.7% in 2021.
•	Research and development (R&D) expenses were $341.2 million in 2022 compared to $324.1 million in 2021.

The new DAF XD truck was named International Truck of the Year 2023 at the IAA truck show in Hannover, Germany in the third quarter of 2022. The DAF XD truck represents a new generation of distribution and vocational vehicles. The DAF XD shares many features and design elements with the new DAF XF, XG, and XG+ trucks, which were named International Truck of the Year 2022.

PACCAR Parts opened a new 260,000 square foot PDC in Louisville, Kentucky in 2022 to further enhance parts availability for customers and dealers.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $17.18 billion. PFS issued $3.05 billion in medium-term notes during 2022 to support new business volume and repay maturing debt.

Truck Outlook

Heavy-duty truck industry retail sales in the U.S. and Canada in 2023 are expected to be 270,000 to 310,000 units compared to 283,500 in 2022. In Europe, the 2023 truck industry registrations for over 16-tonne vehicles are expected to be 270,000 to 310,000 units compared to 297,500 in 2022. In South America, heavy-duty truck industry registrations in 2023 are projected to be 125,000 to 135,000 compared to 138,300 in 2022.

The Company has been affected by an industry-wide undersupply of component parts and anticipates the shortage may continue to affect deliveries in 2023.

Parts Outlook

In 2023, PACCAR Parts sales are expected to increase 8-11% compared to 2022 levels reflecting strong freight demand. If economic conditions were to worsen, lower freight volumes could reduce the demand for replacement parts, resulting in lower parts revenues and operating results.

Financial Services Outlook

In 2023, average earning assets are expected to increase 4-7% compared to 2022. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline.

Capital Spending and R&D Outlook

Capital investments in 2023 are expected to be $525 to $575 million, and R&D is expected to be $360 to $410 million. The Company is increasing its investment in next generation clean diesel and electric powertrain technologies, autonomous driving systems, connected vehicle services, advanced manufacturing and enhanced distribution capabilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the years ended December 31, 2022 and 2021 are presented below. For information on the year ended December 31, 2020, refer to Part II, Item 7 in the 2021 Annual Report on Form 10-K.

($ in millions, except per share amounts)
Year Ended December 31,	2022	2021
Net sales and revenues:
Truck	$21,486.2	$16,799.7
Parts	5,764.3	4,944.3
Other	63.8	90.5
Truck, Parts and Other	27,314.3	21,834.5
Financial Services	1,505.4	1,687.8
	$28,819.7	$23,522.3
Income before income taxes:
Truck	$1,753.3	$804.9
Parts	1,446.6	1,110.0
Other	(1.1)	28.3
Truck, Parts and Other	3,198.8	1,943.2
Financial Services	588.9	437.6
Investment income	61.0	15.5
Income taxes	(837.1)	(530.8)
Net Income	$3,011.6	$1,865.5
Diluted earnings per share	$5.75	$3.57
After-tax return on revenues	10.4%	7.9%

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

2022 Compared to 2021:

Truck

The Company’s Truck segment accounted for 75% of revenues in 2022 compared to 71% in 2021.

The Company’s new truck deliveries are summarized below:

Year Ended December 31,	2022	2021	% CHANGE
U.S. and Canada	95,600	86,300	11
Europe	62,400	53,200	17
Mexico, South America, Australia and other	27,900	23,200	20
Total units	185,900	162,700	14

The increase in new truck deliveries worldwide in 2022 compared to 2021 was driven by higher build rates and increased demand in all markets. The industry-wide undersupply of component products had an impact on deliveries.

Market share data discussed below is provided by third-party sources and is measured by either registrations or retail sales for the Company’s dealer network as a percentage of total registrations or retail sales depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In 2022, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 283,500 units from 249,900 units in 2021. The Company’s heavy-duty truck retail market share was 29.8% in 2022 compared to 29.2% in 2021. The medium-duty market was 88,300 units in 2022 compared to 83,700 units in 2021. The Company’s medium-duty market share was 10.9% in 2022 compared to 19.8% in 2021.

The over 16‑tonne truck market in Europe in 2022 increased to 297,500 units from 278,000 units in 2021, and DAF’s market share was 17.3% in 2022 compared to 15.9% in 2021. The 6 to 16‑tonne market was 38,800 units in 2022 and 41,400 units in 2021. DAF’s market share in the 6 to 16-tonne market in 2022 was 9.7% compared to 10.1% in 2021.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Year Ended December 31,	2022	2021	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$12,521.8	$9,877.6	27
Europe	5,866.5	4,489.8	31
Mexico, South America, Australia and other	3,097.9	2,432.3	27
	$21,486.2	$16,799.7	28
Truck income before income taxes	$1,753.3	$804.9	118
Pre-tax return on revenues	8.2%	4.8%

The Company’s worldwide truck net sales and revenues increased to $21.49 billion in 2022 from $16.80 billion in 2021 due to higher truck deliveries and improved price realization in all markets, partially offset by unfavorable currency translation effects. Truck segment income before income taxes and pretax return on revenues reflect higher truck unit deliveries and improved price realization in all markets. In 2021, Truck segment income before taxes and pretax return on revenues reflect the tempering of truck unit deliveries due to the global semiconductor and component supply shortages.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between 2022 and 2021 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2021	$16,799.7	$15,485.4	$1,314.3
Increase (decrease)
Truck sales volume	3,052.7	2,557.3	495.4
Average truck sales prices	2,380.8		2,380.8
Average per truck material, labor and other direct costs		1,658.2	(1,658.2)
Factory overhead and other indirect costs		176.8	(176.8)
Extended warranties, operating leases and other	98.9	106.0	(7.1)
Currency translation	(845.9)	(778.3)	(67.6)
Total increase	4,686.5	3,720.0	966.5
2022	$21,486.2	$19,205.4	$2,280.8

•	Truck sales volume reflects higher heavy-duty truck deliveries in all major markets.
•	Average truck sales prices increased sales by $2.38 billion, primarily due to higher price realization worldwide reflecting inflationary cost increases and the positive effect of new truck models.
•	Average cost per truck increased cost of sales by $1.66 billion, primarily reflecting higher raw material, freight, labor and product support costs.
•	Factory overhead and other indirect costs increased $176.8 million, primarily due to higher labor costs, materials, utilities and depreciation.
•

Extended warranties, operating leases and other revenues increased by $98.9 million and cost of sales by $106.0 million, primarily due to higher revenues and associated costs from repairs and maintenance, service contracts and operating leases. In addition, the increase in cost of sales and revenues was partially offset by gains on sales of used trucks and lower impairments in Europe due to an improved used truck market.

•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the euro relative to the U.S. dollar.
•	Truck gross margin was 10.6% in 2022 compared to 7.8% in 2021 due to the factors noted above.

Truck selling, general and administrative expenses (SG&A) in 2022 increased to $280.0 million from $267.9 million in 2021. The increase was primarily due to higher professional expenses, higher salaries and related expenses and travel costs, partially offset by currency translation effects. As a percentage of sales, Truck SG&A was 1.3% in 2022 and 1.6% in 2021.

Parts

The Company’s Parts segment accounted for 20% of revenues in 2022 compared to 21% in 2021.

($ in millions)
Year Ended December 31,	2022	2021	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$4,087.5	$3,312.4	23
Europe	1,141.1	1,164.6	(2)
Mexico, South America, Australia and other	535.7	467.3	15
	$5,764.3	$4,944.3	17
Parts income before income taxes	$1,446.6	$1,110.0	30
Pre-tax return on revenues	25.1%	22.5%

The worldwide parts net sales and revenues increased to $5.76 billion in 2022 from $4.94 billion in 2021 primarily due to higher demand in all markets and higher price realization, partially offset by unfavorable currency translation effects. The increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher sales volume and higher margins, partially offset by unfavorable currency translation effects.

The major factors for the Parts segment changes in net sales and revenues, cost of sales and revenues and gross margin between 2022 and 2021 are as follows:

	NET SALES AND	COST OF SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2021	$4,944.3	$3,530.4	$1,413.9
Increase (decrease)
Aftermarket parts volume	375.9	238.7	137.2
Average aftermarket parts sales prices	609.4		609.4
Average aftermarket parts direct costs		286.5	(286.5)
Warehouse and other indirect costs		52.6	(52.6)
Currency translation	(165.3)	(98.6)	(66.7)
Total increase	820.0	479.2	340.8
2022	$5,764.3	$4,009.6	$1,754.7
•	Aftermarket parts sales volume increased by $375.9 million and related cost of sales increased by $238.7 million primarily due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $609.4 million primarily due to higher price realization in North America and Europe.
•	Average aftermarket parts direct costs increased $286.5 million due to higher material and freight costs.
•	Warehouse and other indirect costs increased $52.6 million primarily due to higher salaries and related expenses, costs of supplies and higher shipping costs.
•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the euro relative to the U.S. dollar.
•	Parts gross margin was 30.4% in 2022 compared to from 28.6% in 2021 due to the factors noted above.

Parts SG&A expense in 2022 increased to $216.3 million from $210.3 million in 2021. The increase was primarily due to higher salaries and related expenses, and higher travel expenses, partially offset by lower sales and marketing costs and currency translation effects. As a percentage of sales, Parts SG&A was 3.8% in 2022 and 4.3% in 2021.

Financial Services

The Company’s Financial Services segment accounted for 5% of revenues in 2022 compared to 7% in 2021.

($ in millions)
Year Ended December 31,	2022	2021	% CHANGE
New loan and lease volume:
U.S. and Canada	$3,376.5	$3,338.9	1
Europe	1,483.4	1,316.2	13
Mexico, Australia, Brasil and other	1,355.8	1,016.6	33
	$6,215.7	$5,671.7	10
New loan and lease volume by product:
Loans and finance leases	$5,209.6	$4,683.7	11
Equipment on operating lease	1,006.1	988.0	2
	$6,215.7	$5,671.7	10
New loan and lease unit volume:
Loans and finance leases	42,100	39,100	8
Equipment on operating lease	11,600	11,000	5
	53,700	50,100	7
Average earning assets:
U.S. and Canada	$8,647.4	$8,635.2
Europe	3,810.0	3,787.1	1
Mexico, Australia, Brasil and other	2,544.0	2,107.6	21
	$15,001.4	$14,529.9	3
Average earning assets by product:
Loans and finance leases	$10,279.4	$9,952.1	3
Dealer wholesale financing	1,933.9	1,472.6	31
Equipment on lease and other	2,788.1	3,105.2	(10)
	$15,001.4	$14,529.9	3
Revenues:
U.S. and Canada	$684.3	$759.9	(10)
Europe	498.3	676.8	(26)
Mexico, Australia, Brasil and other	322.8	251.1	29
	$1,505.4	$1,687.8	(11)
Revenues by product:
Loans and finance leases	$532.0	$481.9	10
Dealer wholesale financing	96.7	42.5	128
Equipment on lease and other	876.7	1,163.4	(25)
	$1,505.4	$1,687.8	(11)
Income before income taxes	$588.9	$437.6	35

New loan and lease volume increased to $6.22 billion in 2022 from $5.67 billion in 2021, primarily reflecting higher truck new loan and lease volume in Europe and Brasil. The effect of currency translation decreased new loan and lease volume by $209.3 million, primarily due to the lower euro relative to the U.S. dollar. PFS finance market share of new PACCAR truck sales was 25.6% in 2022 compared to 26.6% in 2021.

PFS revenues decreased to $1.51 billion in 2022 from $1.69 billion in 2021. The decrease was primarily due to lower unit volume of used truck sales in Europe and the U.S., partially offset by higher interest and fee income driven by portfolio growth and higher portfolio yields. The effects of currency translation decreased PFS revenues by $63.0 million in 2022, primarily due to a lower euro relative to the U.S. dollar.

PFS income before income taxes increased to $588.9 million in 2022 from $437.6 million in 2021, primarily due to improved used truck results and higher finance and lease margins driven by portfolio growth, partially offset by weaker foreign currencies. The effect of currency translation decreased PFS income before income taxes by $20.1 million in 2022, primarily due to a lower euro relative to the U.S. dollar.

Included in Financial Services “Other Assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $141.7 million at December 31, 2022 and $92.1 million at December 31, 2021. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions, through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized gains on used trucks, excluding repossessions, of $140.1 million in 2022 compared to $30.3 million in 2021, including losses on multiple unit transactions of $.8 million in 2022 compared to $17.7 million in 2021. Used truck gains in 2022 and 2021 related to repossessions, which are recognized as credit recoveries, were insignificant.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between 2022 and 2021 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
2021	$524.4	$150.9	$373.5
Increase (decrease)
Average finance receivables	61.5		61.5
Average debt balances		13.0	(13.0)
Yields	56.1		56.1
Borrowing rates		55.0	(55.0)
Currency translation and other	(13.3)	(2.6)	(10.7)
Total increase	104.3	65.4	38.9
2022	$628.7	$216.3	$412.4
•	Average finance receivables increased $1.17 billion (excluding foreign exchange effects) in 2022 primarily due to higher average loan and dealer wholesale balances.
•

Average debt balances increased $568.7 million (excluding foreign exchange effects) in 2022, reflecting higher funding requirements for the portfolio which includes loans, finance leases, dealer wholesale financing and equipment on operating leases.

•

Higher portfolio yields (5.1% in 2022 compared to 4.6% in 2021) increased interest and fees by $56.1 million. The higher portfolio yields were primarily due to higher market rates in Europe, North America and Brasil.

•	Higher borrowing rates (2.0% in 2022 compared to 1.4% in 2021) were primarily due to higher debt market rates.
•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Year Ended December 31,	2022	2021
Operating lease and rental revenues	$807.2	$860.5
Used truck sales	50.5	284.2
Insurance, franchise and other revenues	19.1	18.7
Operating lease, rental and other revenues	$876.8	$1,163.4

Depreciation of operating lease equipment	$474.9	$597.8
Vehicle operating expenses	33.9	87.2
Cost of used truck sales	49.3	280.5
Insurance, franchise and other expenses	2.7	3.9
Depreciation and other expenses	$560.8	$969.4

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between 2022 and 2021 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
2021	$1,163.4	$969.4	$194.0
(Decrease) increase
Used truck sales	(228.8)	(226.3)	(2.5)
Results on returned lease assets		(130.4)	130.4
Average operating lease assets	(39.0)	(31.6)	(7.4)
Revenue and cost per asset	30.3	16.3	14.0
Currency translation and other	(49.2)	(36.6)	(12.6)
Total (decrease) increase	(286.7)	(408.6)	121.9
2022	$876.7	$560.8	$315.9
•	Lower sales volume of used trucks in Europe and the U.S. decreased revenues by $228.8 million and related depreciation and other expenses by $226.3 million.
•

Results on returned lease assets decreased depreciation and other expenses by $130.4 million primarily due to higher gains on sales of returned lease units as a result of higher used truck market values.

•	Average operating lease assets decreased $137.8 million (excluding foreign exchange effects), which decreased revenues by $39.0 million and related depreciation and other expenses by $31.6 million.
•	Revenue per asset increased $30.3 million primarily due to higher rental utilization. Cost per asset increased $16.3 million due to higher operating expenses.
•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

Financial Services SG&A expense increased to $133.9 million in 2022 from $129.4 million in 2021. The increase was primarily due to higher salaries and related expenses, partially offset by decreases in the value of foreign currencies relative to the U.S. dollar, primarily the euro. As a percentage of average earning assets, Financial Services SG&A was .9% in both 2022 and 2021.

The following table summarizes the provision for losses on receivables and net charge-offs:

	2022		2021
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$(5.1)	$(.9)	$(2.2)	$1.0
Europe	.8	.6	(1.7)	2.6
Mexico, Australia, Brasil and other	9.8	(.4)	4.4	4.7
	$5.5	$(.7)	$.5	$8.3

The provision for losses on receivables increased to $5.5 million in 2022 from $.5 million in 2021, mainly driven by portfolio growth and higher past due balances in Brasil, partially offset by improved portfolio performance in North America and Europe.

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

The post-modification balances of accounts modified during the years ended December 31, 2022 and 2021 are summarized below:

	2022		2021
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$225.4	2.0%	$484.2	4.8%
Insignificant delay	79.3	.7%	63.8	.6%
Credit - no concession	48.1	.4%	52.3	.5%
Credit - TDR	11.7	.1%	8.0	.1%
	$364.5	3.2%	$608.3	6.0%

*	Amortized cost basis immediately after modification as a percentage of the year-end retail portfolio balance.

Modification activity decreased to $364.5 in 2022 from $608.3 in 2021. The decrease in modifications for commercial reasons primarily reflects lower volumes of refinancing. The increase in Insignificant Delay reflects an increase in customers requesting payment relief for up to three months. The increase in Credit modifications reflects higher volumes of contract modifications and requests for payment relief primarily in Brasil.

The following table summarizes the Company’s 30+ days past due accounts:

At December 31,	2022	2021
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%
Europe	.2%	.4%
Mexico, Australia, Brasil and other	1.6%	1.2%
Worldwide	.4%	.3%

Accounts 30+ days past due increased to .4% at December 31, 2022 from .3% at December 31, 2021. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $8.9 million and $.4 million of accounts worldwide during the fourth quarter of 2022 and the fourth quarter of 2021, respectively, which were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

At December 31,	2022	2021
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%
Europe	.2%	.4%
Mexico, Australia, Brasil and other	2.0%	1.2%
Worldwide	.5%	.3%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2022 and 2021. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2022 and 2021.

The Company’s annualized pre-tax return on average total assets for Financial Services increased to 3.7% in 2022 from 2.8% in 2021, primarily driven by improved used truck results and higher finance and lease margins.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for 2022 and 2021. Other SG&A increased to $96.1 million in 2022 from $69.2 million in 2021 primarily due to higher salaries and related expenses.

Other (loss) income before tax was ($1.1) million in 2022 compared to $28.3 million in 2021. The decrease was primarily due to higher salaries and related expenses, partially offset by lower non-service pension expenses.

Investment income increased to $61.0 million in 2022 from $15.5 million in 2021, primarily driven by higher yields on investments due to higher market interest rates in all regions as well as higher investment balances.

Income Taxes

In 2022, the effective tax rate was 21.8% compared to 22.2% in 2021. The lower effective tax rate in 2022 was primarily due to the change in mix of income generated in jurisdictions with lower tax rates in 2022 as compared to 2021.

($ in millions)
Year Ended December 31,	2022	2021
Domestic income before taxes	$2,322.9	$1,391.4
Foreign income before taxes	1,525.8	1,004.9
Total income before taxes	$3,848.7	$2,396.3
Domestic pre-tax return on revenues	14.7%	11.1%
Foreign pre-tax return on revenues	11.7%	9.2%
Total pre-tax return on revenues	13.4%	10.2%

In 2022, both domestic and foreign income before income taxes and pre-tax return on revenues increased primarily due to the improved results from Truck, Parts and Financial Services operations.

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)
At December 31,	2022	2021
Cash and cash equivalents	$4,690.9	$3,428.3
Marketable securities	1,614.2	1,559.4
	$6,305.1	$4,987.7

The Company’s total cash and marketable securities at December 31, 2022, increased $1.32 billion from the balances at December 31, 2021. Total cash and marketable securities are primarily intended to provide liquidity while preserving capital.

The change in cash and cash equivalents is summarized below:

($ in millions)
Year Ended December 31,	2022	2021
Operating activities:
Net income	$3,011.6	$1,865.5
Net income items not affecting cash	601.6	715.5
Pension contributions	(39.1)	(25.1)
Changes in operating assets and liabilities, net	(547.1)	(369.2)
Net cash provided by operating activities	3,027.0	2,186.7
Net cash used in investing activities	(2,033.0)	(1,362.7)
Net cash provided by (used in) financing activities	304.9	(882.9)
Effect of exchange rate changes on cash	(36.3)	(52.4)
Net increase (decrease) in cash and cash equivalents	1,262.6	(111.3)
Cash and cash equivalents at beginning of the year	3,428.3	3,539.6
Cash and cash equivalents at end of the year	$4,690.9	$3,428.3

Operating activities: Cash provided by operations increased by $840.3 million to $3.03 billion in 2022 from $2.19 billion in 2021. Higher operating cash flows reflect higher net income of $1.15 billion, lower cash usage of $355.3 million for inventories, and $269.9 million of higher deferrals of revenues from extended warranty contracts and accruals for product support primarily due to higher truck deliveries. Additionally, higher operating cash flows reflect lower cash outflow of $146.9 million for accounts payable and accrued expenses as purchases of goods and services exceeded payments. These higher operating cash flows were partially offset by $1.03 billion higher cash used for wholesale receivables.

Investing activities: Cash used in investing activities increased by $670.3 million to $2.03 billion in 2022 from $1.36 billion in 2021. Higher net cash used in investing activities primarily reflects higher net originations for retail loans and financing leases of $713.4 million and lower proceeds from asset disposals of $216.4 million. The higher net cash usage was partially offset by fewer acquisitions of equipment for operating leases of $208.2 million.

Financing activities: Cash provided by financing activities was $304.9 million in 2022 compared to cash used in financing activities of $882.9 million in 2021. Cash provided by net borrowing activities in 2022 of $1.28 billion was $1.49 billion higher than the cash used for borrowing activities of $210.9 million in 2021 reflecting higher funding to support financial services portfolio growth. The Company paid $1.00 billion in dividends in 2022 compared to $708.0 million in 2021 primarily due to a higher extra dividend paid in January 2022.

The Company expects to continue paying dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions. Cash dividends declared for the last two years were as follows:

QUARTER	2022	2021
First	$.23	$.21
Second	.23	.23
Third	.23	.23
Fourth	.25	.23
Year-End Extra (paid in January of the following year)	1.87	1.00
Total dividends declared per share*	$2.80	$1.89

*   The sum of quarterly per share amounts do not equal per share amounts reported for the full year due to rounding.

Credit Lines and Other:

The Company has line of credit arrangements of $3.70 billion, of which $3.36 billion were unused at December 31, 2022. Included in these arrangements are $3.00 billion of committed bank facilities, of which $1.00 billion expires in June 2023, $1.00 billion expires in June 2025 and $1.00 billion expires in June 2027. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the year ended December 31, 2022.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of December 31, 2022, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the year ended December 31, 2022.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in 2022 were $491.2 million compared to $495.6 million in 2021. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $7.25 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

Capital investments in 2023 are expected to be $525 to $575 million, and R&D is expected to be $360 to $410 million. The Company is increasing its investment in next generation clean diesel and electric powertrain technologies, autonomous driving systems, connected vehicle services, advanced manufacturing and distribution capabilities.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2021, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2022 was $5.85 billion. In January 2023, PFC issued $300.0 million of medium-term notes under this registration. The registration expires in November 2024 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2022, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.12 billion available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program renews annually and expires in July 2023.

In August 2021, PACCAR Financial Mexico registered a 10.00 billion Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of Commercial paper (up to one year) to 5.00 billion Mexican pesos. At December 31, 2022, 9.08 billion Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL Australia), registered a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL Australia as of December 31, 2022 was 700.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFL Canada as of December 31, 2022 was 150.0 million Canadian dollars.

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

Commitments

The following summarizes the Company’s contractual cash commitments at December 31, 2022:

	MATURITY
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Borrowings*	$5,539.9	$5,001.9	$985.6		$11,527.4
Purchase obligations	14.7	22.3	2.3	$.5	39.8
Interest on debt**	152.0	186.8	14.3		353.1
Lease liabilities	13.8	18.5	9.9	4.7	46.9
Other obligations	69.2	1.0	.7		70.9
	$5,789.6	$5,230.5	$1,012.8	$5.2	$12,038.1

*	Commercial paper included in borrowings is at par value.
**	Interest on floating-rate debt is based on the applicable market rates at December 31, 2022.

Total cash commitments for borrowings and interest on term debt were $11.88 billion and were related to the Financial Services segment. As described in Note J of the consolidated financial statements, borrowings consist primarily of term notes and commercial paper issued by the Financial Services segment. The Company expects to fund its maturing Financial Services debt obligations principally from funds provided by collections from customers on loans and lease contracts, as well as from the proceeds of commercial paper and medium-term note borrowings. Purchase obligations are the Company’s contractual commitments to acquire future production inventory and capital equipment. Other obligations primarily include commitments to purchase energy.

The Company’s other commitments include the following at December 31, 2022:

	COMMITMENT EXPIRATION
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Loan and lease commitments	$1,363.3				$1,363.3
Residual value guarantees	674.6	$384.6	$63.5	$11.6	1,134.3
Letters of credit	22.1	.2		.9	23.2
	$2,060.0	$384.8	$63.5	$12.5	$2,520.8

Loan and lease commitments are for funding new retail loan and lease contracts. Residual value guarantees represent the Company’s commitment to acquire trucks at a guaranteed value if the customer decides to return the truck at a specified date in the future.

IMPACT OF ENVIRONMENTAL MATTERS:

The Company, its competitors and industry in general are subject to various domestic and foreign requirements relating to the environment and greenhouse gases. The statutory and regulatory requirements governing greenhouse gas and non-greenhouse gas emissions are included in Item 1A, Risk Factors – Emissions Requirements and Reduction Targets in the 2022 Form 10-K. The Company believes its policies, practices and procedures are designed to prevent unreasonable risk of environmental damage and that its handling, use and disposal of hazardous or toxic substances have been in accordance with environmental laws and regulations in effect at the time such use and disposal occurred.

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities in the years ended December 31, 2022 and 2021 were $4.6 million and $4.0 million, respectively. While the timing and amount of the ultimate costs associated with future environmental cleanup cannot be determined, management expects that these matters will not have a significant effect on the Company’s consolidated cash flow, liquidity or financial condition.

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

During 2022, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a decrease in depreciation expense of $173.2 million.

At December 31, 2022, the aggregate residual value of equipment on operating leases in the Financial Services segment and residual value guarantee on trucks accounted for as operating leases in the Truck segment was $1.74 billion. A 10% decrease in used truck values worldwide, if expected to persist over the remaining maturities of the Company’s operating leases, would reduce residual value estimates and result in the Company recording additional depreciation expense of approximately $69.1 million in 2023, $55.8 in 2024, $33.4 in 2025, $12.1 in 2026, $3.8 in 2027 and thereafter.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current and future market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 15% and 70%. Over the past two years, the Company’s year-end 30+ days past due accounts have ranged between .3% and .4% of loan and lease receivables. Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 2 to 40 basis points of receivables. At December 31, 2022 , 30+ days past dues were .4%. If past dues were 100 basis points higher or 1.4% as of December 31, 2022, the Company’s estimate of credit losses would likely have increased by a range of $2 to $44 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

Product Warranty

Product warranty, including changes in estimates for pre-existing warranties, is disclosed in Note I of the consolidated financial statements. The expenses related to product warranty are estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. Estimates consider product type, geographical differences, labor rates, and any other known factors affecting the number or amount of expected claim payments. For new products with no historical experience, reference to similar products is utilized. Management takes actions to minimize warranty costs through quality-improvement programs; however, actual claim costs incurred could materially differ from the estimated amounts and require adjustments to the reserve. Historically those adjustments have not been material. Over the past two years, warranty expense as a percentage of Truck, Parts and Other net sales and revenues has ranged between 1.6% and 1.9%. If the 2022 warranty expense had been .2% higher as a percentage of net sales and revenues in 2022, warranty expense would have increased by approximately $55 million.

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

Fair Value (Losses) Gains	2022	2021
CONSOLIDATED:
Assets
Cash equivalents and marketable debt securities	$(26.7)	$(26.7)
FINANCIAL SERVICES:
Assets
Fixed rate loans	(117.4)	(110.5)
Liabilities
Fixed rate term debt	136.6	127.6
Interest-rate swaps	6.4	4.5
Total	$(1.1)	$(5.1)

Currency Risks - The Company enters into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations of foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso (see Note P for additional information concerning these hedges). Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted foreign currency exchange rates would be a loss of $216.6 related to contracts outstanding at December 31, 2022, compared to a loss of $210.8 at December 31, 2021. These amounts would be largely offset by changes in the values of the underlying hedged exposures.

Commodity Price Risks - The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks (see Note P for additional information concerning these hedges). The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted commodity prices would be a loss of $2.5 related to contracts outstanding at December 31, 2022, compared to a loss of $18.4 at December 31, 2021. These amounts would be largely offset by changes in the values of the underlying hedged exposures.

,

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2022	2021	2020
	(millions, except per share data)
TRUCK, PARTS AND OTHER:
Net sales and revenues	$27,314.3	$21,834.5	$17,154.3

Cost of sales and revenues	23,291.0	19,092.4	15,072.7
Research and development	341.2	324.1	273.9
Selling, general and administrative	592.4	547.4	459.2
Interest and other (income), net	(109.1)	(72.6)	(54.1)
	24,115.5	19,891.3	15,751.7
Truck, Parts and Other Income Before Income Taxes	3,198.8	1,943.2	1,402.6

FINANCIAL SERVICES:
Interest and fees	628.7	524.4	527.4
Operating lease, rental and other revenues	876.7	1,163.4	1,046.8
Revenues	1,505.4	1,687.8	1,574.2

Interest and other borrowing expenses	216.3	150.9	192.1
Depreciation and other expenses	560.8	969.4	1,008.0
Selling, general and administrative	133.9	129.4	122.2
Provision for losses on receivables	5.5	.5	28.8
	916.5	1,250.2	1,351.1
Financial Services Income Before Income Taxes	588.9	437.6	223.1

Investment income	61.0	15.5	35.9
Total Income Before Income Taxes	3,848.7	2,396.3	1,661.6
Income taxes	837.1	530.8	360.4
Net Income	$3,011.6	$1,865.5	$1,301.2

Net Income Per Share
Basic	$5.76	$3.58	$2.50
Diluted	$5.75	$3.57	$2.50

Weighted Average Number of Common Shares Outstanding
Basic	522.6	521.7	520.2
Diluted	523.4	522.7	521.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2022	2021	2020
	(millions)
Net income	$3,011.6	$1,865.5	$1,301.2
Other comprehensive income:
Unrealized gains (losses) on derivative contracts
Net gain (loss) arising during the period	17.7	54.2	(105.3)
Tax effect	(9.1)	(14.3)	26.9
Reclassification adjustment	48.0	(33.7)	87.6
Tax effect	(8.0)	9.5	(23.1)
	48.6	15.7	(13.9)
Unrealized (losses) gains on marketable debt securities
Net holding (loss) gain	(54.9)	(18.8)	13.6
Tax effect	13.6	4.7	(3.3)
Reclassification adjustment	(1.6)	(2.1)	(2.4)
Tax effect	.4	.5	.6
	(42.5)	(15.7)	8.5
Pension plans
Net gain (loss) arising during the period	170.5	343.2	(132.4)
Tax effect	(34.1)	(80.3)	28.4
Reclassification adjustment	29.6	59.5	57.3
Tax effect	(7.1)	(14.1)	(13.7)
	158.9	308.3	(60.4)
Foreign currency translation (loss) gain	(197.3)	(179.1)	115.6
Net other comprehensive (loss) income	(32.3)	129.2	49.8
Comprehensive Income	$2,979.3	$1,994.7	$1,351.0

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2022	2021
	(millions)
ASSETS
TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$4,544.7	$3,253.6
Trade and other receivables, net (allowance for losses: 2022 - $.6, 2021 - $.6)	1,919.8	1,575.1
Marketable securities	1,614.2	1,559.4
Inventories, net	2,198.8	1,976.0
Other current assets	682.0	732.9
Total Truck, Parts and Other Current Assets	10,959.5	9,097.0

Equipment on operating leases, net	190.8	302.4
Property, plant and equipment, net	3,468.4	3,398.1
Other noncurrent assets, net	1,477.2	1,293.0
Total Truck, Parts and Other Assets	16,095.9	14,090.5

FINANCIAL SERVICES:
Cash and cash equivalents	146.2	174.7
Finance and other receivables, net (allowance for losses: 2022 - $121.1, 2021 - $116.9)	13,791.9	11,920.8
Equipment on operating leases, net	2,612.5	2,886.5
Other assets	629.0	436.9
Total Financial Services Assets	17,179.6	15,418.9
	$33,275.5	$29,509.4

CONSOLIDATED BALANCE SHEETS

December 31,	2022	2021
	(millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$4,511.7	$3,930.9
Dividend payable	974.6	521.1
Total Truck, Parts and Other Current Liabilities	5,486.3	4,452.0
Residual value guarantees and deferred revenues	209.2	329.1
Other liabilities	1,490.1	1,487.6
Total Truck, Parts and Other Liabilities	7,185.6	6,268.7

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	826.8	624.5
Commercial paper and bank loans	3,604.9	3,303.0
Term notes	7,866.7	7,128.8
Deferred taxes and other liabilities	624.4	590.4
Total Financial Services Liabilities	12,922.8	11,646.7

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares; issued 522.0 million and 347.3 million shares	522.0	347.3
Additional paid-in capital	196.1	142.0
Retained earnings	13,402.4	12,025.8
Accumulated other comprehensive loss	(953.4)	(921.1)
Total Stockholders’ Equity	13,167.1	11,594.0
	$33,275.5	$29,509.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2022	2021	2020
	(millions)
OPERATING ACTIVITIES:
Net Income	$3,011.6	$1,865.5	$1,301.2
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	332.2	270.0	249.6
Equipment on operating leases and other	458.0	633.3	799.4
Provision for losses on financial services receivables	5.5	.5	28.8
Deferred taxes	(208.0)	(208.6)	.4
Other, net	13.9	20.3	20.4
Pension contributions	(39.1)	(25.1)	(184.9)
Change in operating assets and liabilities:
(Increase) decrease in assets other than cash and cash equivalents:
Receivables:
Trade and other receivables	(441.7)	(412.9)	121.8
Wholesale receivables on new trucks	(935.4)	90.8	871.2
Inventories	(272.7)	(628.0)	(51.9)
Other assets, net	(31.9)	(129.8)	(133.8)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	840.3	693.4	(53.6)
Residual value guarantees and deferred revenues	(44.3)	(82.4)	(127.8)
Other liabilities, net	338.6	99.7	146.4
Net Cash Provided by Operating Activities	3,027.0	2,186.7	2,987.2

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(5,058.7)	(4,570.6)	(3,917.3)
Collections on retail loans and finance leases	3,888.0	4,113.3	3,252.0
Net (increase) decrease in wholesale receivables on used equipment	(15.9)	12.2	53.3
Purchases of marketable debt securities	(888.4)	(903.1)	(842.4)
Proceeds from sales and maturities of marketable debt securities	718.1	727.0	597.8
Payments for property, plant and equipment	(525.0)	(559.1)	(550.4)
Acquisitions of equipment for operating leases	(865.5)	(1,073.7)	(1,088.0)
Proceeds from asset disposals	687.7	904.1	601.9
Other, net	26.7	(12.8)	17.3
Net Cash Used in Investing Activities	(2,033.0)	(1,362.7)	(1,875.8)

FINANCING ACTIVITIES:
Payments of cash dividends	(1,004.7)	(708.0)	(1,239.8)
Purchases of treasury stock	(2.1)	(1.5)	(42.1)
Proceeds from stock compensation transactions	35.7	37.5	53.7
Net increase (decrease) in commercial paper, short-term bank loans and other	370.1	24.7	(831.9)
Proceeds from term debt	3,171.7	2,101.1	2,150.1
Payments on term debt	(2,265.8)	(2,336.7)	(1,898.5)
Net Cash Provided by (Used in) Financing Activities	304.9	(882.9)	(1,808.5)
Effect of exchange rate changes on cash	(36.3)	(52.4)	61.6
Net Increase (Decrease) in Cash and Cash Equivalents	1,262.6	(111.3)	(635.5)
Cash and cash equivalents at beginning of year	3,428.3	3,539.6	4,175.1
Cash and cash equivalents at end of year	$4,690.9	$3,428.3	$3,539.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 31,	2022	2021	2020
	(millions, except per share data)
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of year	$347.3	$346.6	$346.3
Treasury stock retirement			(.7)
50% stock dividend	174.0
Stock compensation	.7	.7	1.0
Balance at end of year	522.0	347.3	346.6

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	142.0	88.5	61.4
Treasury stock retirement	(2.1)	(1.5)	(41.4)
Stock compensation	56.2	55.0	68.5
Balance at end of year	196.1	142.0	88.5

TREASURY STOCK, AT COST:
Balance at beginning of year
Purchases, shares: 2022 - .04; 2021 - .02; 2020 - .71	(2.1)	(1.5)	(42.1)
Retirements	2.1	1.5	42.1
Balance at end of year

RETAINED EARNINGS:
Balance at beginning of year	12,025.8	11,148.5	10,539.0
Net income	3,011.6	1,865.5	1,301.2
Cash dividends declared on common stock, per share: 2022 - $2.80; 2021 - $1.89; 2020 - $1.32	(1,461.0)	(988.2)	(687.1)
50% stock dividend	(174.0)
Cumulative effect of change in accounting principles			(4.6)
Balance at end of year	13,402.4	12,025.8	11,148.5

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of year	(921.1)	(1,050.3)	(1,100.1)
Other comprehensive (loss) income	(32.3)	129.2	49.8
Balance at end of year	(953.4)	(921.1)	(1,050.3)
Total Stockholders’ Equity	$13,167.1	$11,594.0	$10,533.3

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

A.	SIGNIFICANT ACCOUNTING POLICIES

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

Truck sales with RVGs that allow customers the option to return their truck are accounted for as a sale when the customer does not have an economic incentive to return the truck to the Company, or as an operating lease when the customer does have an economic incentive to return the truck. The estimate of customers’ economic incentive to return the trucks is based on an analysis of historical guaranteed buyback value and estimated market value. When truck sales with RVGs are accounted for as a sale, revenue is recognized when the truck is transferred to the customer less an amount for expected returns. Expected return rates are estimated by using a historical return rate over a nine-year period.

Aftermarket parts sales allow for returns which are estimated at the time of sale based on historical data. Parts dealer services and other revenues are recognized as services are performed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

The following table presents the balance sheet classification of the estimated value of the returned goods assets and the related return liabilities:

At December 31,	2022		2021
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Trucks:
Other current assets	$183.0		$255.7
Accounts payable, accrued expenses and other		$185.0		$264.0
Other noncurrent assets, net	284.6		403.6
Other liabilities		298.9		423.9
	$467.6	$483.9	$659.3	$687.9
Parts:
Other current assets	$77.7		$72.9
Accounts payable, accrued expenses and other		$181.4		$172.1
	$77.7	$181.4	$72.9	$172.1

The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $971.9 at December 31, 2022.

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note I, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Total operating lease revenue from truck sales with RVGs for the years ended December 31, 2022, 2021 and 2020 was $105.9, $113.8 and $104.2, respectively.

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

Operating lease rental revenue is recognized on a straight-line basis over the term of the lease. Customer contracts may include additional services such as excess mileage, repair and maintenance and other services on which revenue is recognized when earned. The Company’s full-service lease arrangements bundle these additional services. Rents for full-service lease contracts are allocated between lease and non-lease components based on the relative stand-alone price of each component. Taxes, such as sales and use and value added, which are collected by the Company from a customer, are excluded from the measurement of lease income and expenses. Rental revenues for the years ended December 31, 2022, 2021 and 2020 were $788.8, $831.6 and $802.3, respectively. Depreciation and related leased unit operating expenses were $490.0, $665.7 and $776.5 for the years ended December 31, 2022, 2021 and 2020, respectively.

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2022 or December 31, 2021. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

Receivables:

Trade and Other Receivables: The Company’s trade and other receivables are recorded at cost, net of allowances. At December 31, 2022 and 2021, respectively, trade and other receivables included trade receivables from dealers and customers of $1,600.1 and $1,276.4 and other receivables of $319.7 and $298.7 relating primarily to value added tax receivables and supplier allowances and rebates.

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

December 31, 2022, 2021 and 2020 (currencies in millions)

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

Allowance for Credit Losses:

Truck, Parts and Other: The Company historically has not experienced significant losses or past due amounts on trade and other receivables in its Truck, Parts and Other businesses. Accounts are considered past due once the unpaid balance is over 30 days outstanding based on contractual payment terms. Accounts are charged off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible. The allowance for credit losses for Truck, Parts and Other were $.6 for the years ended December 31, 2022 and 2021. Net charge-offs were $.2 for the year ended December 31, 2022 and nil for the years ended December 31, 2021 and 2020.

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

On average, modifications extended contractual terms by approximately three months in 2022 and eight months in 2021 and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2022 and 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

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

Long-lived Assets and Goodwill: The Company evaluates the carrying value of property, plant and equipment when events and circumstances warrant a review. Goodwill is tested for impairment at least on an annual basis. There were no significant impairment charges for the three years ended December 31, 2022. Goodwill was $104.1 and $110.6 at December 31, 2022 and 2021, respectively. The decrease in value was due to currency translation.

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

December 31, 2022, 2021 and 2020 (currencies in millions)

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $119.4 at December 31, 2022.

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

Government Grants: The Company receives incentives from U.S. and non-U.S. governmental entities in the form of tax rebates or credits, grants, and loans. The benefit is generally recorded when all conditions attached to the incentive have been met and there is reasonable assurance of the receipt. Government incentives are recorded in accordance with their purpose as a reduction of expense, a reduction of the cost of the capital investment, or other income. The amount of government incentives recorded as a reduction of expenses and the amount of grants receivable for the years ended December 31, 2022, 2021 and 2020 are immaterial.

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

On December 6, 2022, the Board of Directors declared a 50% common stock dividend payable on February 7, 2023, to stockholders of record on January 17, 2023, with fractional shares to be paid in cash. This resulted in the issuance of 174,035,361 additional shares and 411 fractional shares paid in cash. For all years presented, net income per share, weighted average number of common shares outstanding and cash dividends declared per share on common stock have been restated for the effect of the 50% dividend.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

Change in Accounting: In the first quarter of 2022, the Company changed the method of accounting for its U.S. inventories from last-in-first-out (LIFO) to first-in-first-out (FIFO). Inventories valued using the LIFO method comprised 41% of consolidated inventories before deducting the LIFO reserve at December 31, 2021. The Company believes the FIFO method is preferable because it better matches cost with revenues, it results in a more consistent method to value inventory with its foreign subsidiaries and it improves comparability with industry peers. This change increased Retained Earnings by $140.5 to $10,539.0 at January 1, 2020. The effects of the change in accounting principle have been retrospectively applied to all periods presented:

The effect of the changes made to the Company’s Consolidated Statements of Comprehensive Income was as follows:

Year Ended December 31, 2021	AS ORIGINALLY REPORTED	EFFECT OF CHANGE	AS ADJUSTED
Truck, Parts and Other
Cost of sales and revenues	$19,110.1	$(17.7)	$19,092.4
Income Taxes	526.5	4.3	530.8
Net Income	1,852.1	13.4	1,865.5

Year Ended December 31, 2020	AS ORIGINALLY REPORTED	EFFECT OF CHANGE	AS ADJUSTED
Truck, Parts and Other
Cost of sales and revenues	$15,076.4	$(3.7)	$15,072.7
Income Taxes	359.5	.9	360.4
Net Income	1,298.4	2.8	1,301.2

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet was as follows:

December 31, 2021	AS ORIGINALLY REPORTED	EFFECT OF CHANGE	AS ADJUSTED
Truck, Parts and Other
Inventories, net	$1,768.3	$207.7	$1,976.0
Other liabilities	1,436.5	51.1	1,487.6
Retained earnings	11,869.2	156.6	12,025.8

The change in accounting policy did not materially affect basic or diluted net income per share or income before income taxes within the Truck, Parts and Other segments for the years ended December 31, 2021 and 2020. There was no impact on total net cash provided by operating activities.

The following table compares the amounts currently reported to amounts that would have been reported under LIFO in the Consolidated Statements of Comprehensive Income.

Year Ended December 31, 2022	AS REPORTED	PRO FORMA UNDER LIFO	EFFECT OF CHANGE
Truck, Parts and Other
Cost of sales and revenues	$23,291.0	$23,340.4	$(49.4)
Income Taxes	837.1	824.9	12.2
Net Income	3,011.6	2,974.4	37.2
Net Income Per Share
Basic	$5.76	$5.69	$.07
Diluted	$5.75	$5.68	$.07

The effect of the change to income before income taxes within the Truck, Parts and Other segments for the year ended December 31, 2022 would not be material. In addition, there would be no material effect on the Consolidated Statements of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

The following table compares the amounts currently reported to amounts that would have been reported under LIFO in the Consolidated Balance Sheet.

December 31, 2022	AS REPORTED	PRO FORMA UNDER LIFO	EFFECT OF CHANGE
Truck, Parts and Other
Inventories, net	$2,198.8	$1,941.7	$257.1
Accounts payable, accrued expenses and other	4,511.7	4,448.4	63.3
Retained earnings	13,402.4	13,208.6	193.8

New Accounting Pronouncements

The Company adopted the following standards on January 1, 2022, which had no material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION
2021-05	Leases (Topic 842) – Lessors – Certain Leases with Variable Lease Payments
2021-10	Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance

The Financial Accounting Standards Board (FASB) also issued the following standards, which are not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2022-02*	Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	January 1, 2023
2022-03*	Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	January 1, 2024

*       The Company will adopt on the effective date.

B.SALES AND REVENUES

The following table disaggregates Truck, Parts and Other revenues by major sources:

Year Ended December 31,	2022	2021	2020
Truck
Truck sales	$20,644.8	$15,989.7	$12,466.9
Revenues from extended warranties, operating leases and other	841.4	810.0	697.9
	21,486.2	16,799.7	13,164.8
Parts
Parts sales	5,596.8	4,809.7	3,803.3
Revenues from dealer services and other	167.5	134.6	109.6
	5,764.3	4,944.3	3,912.9
Winch sales and other	63.8	90.5	76.6
Truck, Parts and Other sales and revenues	$27,314.3	$21,834.5	$17,154.3

The following table summarizes Financial Services lease revenues by lease type:

Year Ended December 31,	2022	2021	2020
Finance lease revenues	$184.1	$187.0	$189.2
Operating lease revenues	788.8	831.6	802.3
Total lease revenues	$972.9	$1,018.6	$991.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

C.	INVESTMENTS IN MARKETABLE SECURITIES

Marketable securities consisted of the following at December 31:

		UNREALIZED	UNREALIZED	FAIR
2022	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$452.8	$.5	$8.2	$445.1
U.S. taxable municipal / non-U.S. provincial bonds	191.6		10.8	180.8
U.S. corporate securities	262.5	.1	11.6	251.0
U.S. government and agency securities	118.0	.1	3.1	115.0
Non-U.S. corporate securities	467.9		17.9	450.0
Non-U.S. government securities	78.9	.2	2.7	76.4
Other debt securities	99.4		4.7	94.7
Marketable equity securities	10.0		8.8	1.2
Total marketable securities	$1,681.1	$.9	$67.8	$1,614.2

		UNREALIZED	UNREALIZED	FAIR
2021	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$431.4	$1.5	$.4	$432.5
U.S. taxable municipal / non-U.S. provincial bonds	192.2	.6	1.2	191.6
U.S. corporate securities	208.3	.6	1.5	207.4
U.S. government and agency securities	95.9	.6	.1	96.4
Non-U.S. corporate securities	443.9	1.4	2.5	442.8
Non-U.S. government securities	75.2	.1	.3	75.0
Other debt securities	100.4	.3	.7	100.0
Marketable equity securities	15.4	1.3	3.0	13.7
Total marketable securities	$1,562.7	$6.4	$9.7	$1,559.4

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.5, $2.1 and $2.7, and gross realized losses were $2.3, $.4 and $.3 for the years ended December 31, 2022, 2021 and 2020, respectively.

Net realized losses on marketable equity securities were $5.2 for the year ended December 31, 2022 and nil for 2021.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

At December 31,	2022		2021
	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER
Fair value	$889.2	$608.4	$911.2	$1.3
Unrealized losses	21.5	37.5	6.7

The unrealized losses on marketable debt securities above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at December 31, 2022 and December 31, 2021. The Company does not currently intend, and it is more likely than not that it will not be required to sell the investment securities before recovery of the unrealized losses. The Company expects the contractual principal and interest will be received on the investment securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

Contractual maturities on marketable debt securities at December 31, 2022 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$447.5	$442.4
One to five years	1,207.2	1,155.8
Six to ten years	3.3	3.3
More than ten years	13.1	11.5
	$1,671.1	$1,613.0

D.	INVENTORIES

Inventories include the following:

At December 31,	2022	2021
Finished products	$871.8	$676.0
Work in process and raw materials	1,327.0	1,300.0
	$2,198.8	$1,976.0

In the first quarter of 2022, the Company changed the method of accounting for its U.S. inventories from last-in-first-out (LIFO) to first-in-first-out (FIFO) and all prior periods have been restated.

E.	FINANCE AND OTHER RECEIVABLES

Finance and other receivables include the following:

At December 31,	2022	2021
Loans	$7,229.1	$6,424.7
Finance leases	3,786.4	3,620.6
Dealer wholesale financing	2,772.1	1,865.8
Operating lease receivables and other	125.4	126.6
	$13,913.0	$12,037.7
Less allowance for losses:
Loans and leases	(114.8)	(111.5)
Dealer wholesale financing	(3.4)	(3.3)
Operating lease receivables and other	(2.9)	(2.1)
	$13,791.9	$11,920.8

Included in Finance and other receivables, net on the Consolidated Balance Sheets is accrued interest receivable (net of allowance for credit losses) of $44.1 and $27.7 as of December 31, 2022 and December 31, 2021, respectively. The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

Annual minimum payments due on loans are as follows:

Beginning January 1,	LOANS
2023	$2,482.8
2024	1,799.7
2025	1,390.9
2026	946.3
2027	527.2
Thereafter	82.2
$7,229.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

Annual minimum payments due on finance lease receivables and a reconciliation of the undiscounted cash flows to the net investment in finance leases are as follows:

FINANCE
Beginning January 1,	LEASES
2023	$1,427.8
2024	994.7
2025	764.0
2026	438.4
2027	248.6
Thereafter	84.5
$3,958.0
Unguaranteed residual values	258.0
Unearned interest on finance leases	(429.6)
Net investment in finance leases	$3,786.4

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

Allowance for Credit Losses: The allowance for credit losses is summarized as follows:

	2022
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.3	$7.1	$104.4	$2.1	$116.9
Provision for losses	.1	(4.9)	12.0	(1.7)	5.5
Charge-offs			(8.5)	(.5)	(9.0)
Recoveries			7.5	2.2	9.7
Currency translation and other			(2.8)	.8	(2.0)
Balance at December 31	$3.4	$2.2	$112.6	$2.9	$121.1

	2021
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.4	$8.4	$112.0	$3.2	$127.0
Provision for losses		(1.3)	.6	1.2	.5
Charge-offs			(12.3)	(2.5)	(14.8)
Recoveries			6.2	.3	6.5
Currency translation and other	(.1)		(2.1)	(.1)	(2.3)
Balance at December 31	$3.3	$7.1	$104.4	$2.1	$116.9

*	Operating lease and other trade receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

	2020
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1 **	$4.3	$9.2	$101.4	$3.7	$118.6
Provision for losses	(1.0)	(.8)	30.1	.5	28.8
Charge-offs			(26.6)	(1.4)	(28.0)
Recoveries			5.3	.4	5.7
Currency translation and other	.1		1.8		1.9
Balance at December 31	$3.4	$8.4	$112.0	$3.2	$127.0

*	Operating lease and other trade receivables.
**	The beginning balance has been adjusted for the adoption of ASU 2016-13.

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

December 31, 2022, 2021 and 2020 (currencies in millions)

The table below summarizes the amortized cost basis of the Company’s finance receivables within each credit quality indicator by year of origination and portfolio class.

	REVOLVING
At December 31, 2022	LOANS	2022	2021	2020	2019	2018	PRIOR	TOTAL
Dealer:
Wholesale:
Performing	$2,766.0							$2,766.0
Watch	6.1							6.1
	$2,772.1							$2,772.1
Retail:
Performing	$206.2	$609.7	$348.6	$223.1	$241.7	$120.8	$121.1	$1,871.2
At-risk							.7	.7
	$206.2	$609.7	$348.6	$223.1	$241.7	$120.8	$121.8	$1,871.9
Total dealer	$2,978.3	$609.7	$348.6	$223.1	$241.7	$120.8	$121.8	$4,644.0

Customer retail:
Fleet:
Performing		$3,558.0	$1,981.9	$1,306.5	$603.7	$203.4	$65.6	$7,719.1
Watch		7.5	7.3	1.8	3.4	2.4	.5	22.9
At-risk		6.7	17.7	18.8	17.2	5.9	.5	66.8
		$3,572.2	$2,006.9	$1,327.1	$624.3	$211.7	$66.6	$7,808.8
Owner/operator:
Performing		$478.2	$425.9	$251.2	$120.9	$45.3	$6.0	$1,327.5
Watch		1.8	.9	.4	.3		.1	3.5
At-risk		.4	.8	1.1	.8	.7		3.8
		$480.4	$427.6	$252.7	$122.0	$46.0	$6.1	$1,334.8
Total customer retail		$4,052.6	$2,434.5	$1,579.8	$746.3	$257.7	$72.7	$9,143.6

Total	$2,978.3	$4,662.3	$2,783.1	$1,802.9	$988.0	$378.5	$194.5	$13,787.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

	REVOLVING
At December 31, 2021	LOANS	2021	2020	2019	2018	2017	PRIOR	TOTAL
Dealer:
Wholesale:
Performing	$1,859.7							$1,859.7
Watch	6.1							6.1
	$1,865.8							$1,865.8
Retail:
Performing	$201.9	$434.4	$315.4	$311.7	$176.0	$118.2	$96.9	$1,654.5
Watch		7.0	3.6	9.1	4.6	1.1		25.4
At-risk							1.1	1.1
	$201.9	$441.4	$319.0	$320.8	$180.6	$119.3	$98.0	$1,681.0
Total dealer	$2,067.7	$441.4	$319.0	$320.8	$180.6	$119.3	$98.0	$3,546.8

Customer retail:
Fleet:
Performing		$2,851.7	$1,913.3	$1,227.0	$608.4	$220.4	$66.5	$6,887.3
Watch		2.6	6.5	4.3	5.3	.6	.2	19.5
At-risk		6.0	8.5	26.0	10.6	3.3	.4	54.8
		$2,860.3	$1,928.3	$1,257.3	$624.3	$224.3	$67.1	$6,961.6
Owner/operator:
Performing		$611.9	$389.9	$228.1	$116.0	$38.6	$10.1	$1,394.6
Watch		.7	.5	.7	.4	.1		2.4
At-risk		.2	1.3	1.5	2.0	.5	.2	5.7
		$612.8	$391.7	$230.3	$118.4	$39.2	$10.3	$1,402.7
Total customer retail		$3,473.1	$2,320.0	$1,487.6	$742.7	$263.5	$77.4	$8,364.3

Total	$2,067.7	$3,914.5	$2,639.0	$1,808.4	$923.3	$382.8	$175.4	$11,911.1

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
At December 31, 2022	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$2,772.1	$1,871.9	$7,768.5	$1,329.1	$13,741.6
31 – 60 days past due			14.7	3.1	17.8
Greater than 60 days past due			25.6	2.6	28.2
	$2,772.1	$1,871.9	$7,808.8	$1,334.8	$13,787.6

	DEALER		CUSTOMER RETAIL
At December 31, 2021	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$1,865.4	$1,681.0	$6,939.7	$1,396.4	$11,882.5
31 – 60 days past due	.4		9.3	1.8	11.5
Greater than 60 days past due			12.6	4.5	17.1
	$1,865.8	$1,681.0	$6,961.6	$1,402.7	$11,911.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	DEALER		CUSTOMER RETAIL
At December 31, 2022	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$33.9	$3.6	$37.5
Amortized cost basis with no specific reserve		$.7	16.2		16.9
Total		$.7	$50.1	$3.6	$54.4

	DEALER		CUSTOMER RETAIL
At December 31, 2021	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$40.3	$5.7	$46.0
Amortized cost basis with no specific reserve		$1.1	4.7		5.8
Total		$1.1	$45.0	$5.7	$51.8

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

Year Ended December 31,	2022	2021	2020
Dealer:
Retail	$.1	$.2	$.2
Customer retail:
Fleet	2.5	3.1	1.6
Owner/operator	.2	.5	.2
	$2.8	$3.8	$2.0

Troubled Debt Restructurings: The balance of TDRs was $31.1 and $41.6 at December 31, 2022 and 2021, respectively. At modification date, the pre-modification and post-modification amortized cost basis balances for finance receivables modified during the period by portfolio class were as follows:

	2022		2021
	AMORTIZED COST BASIS		AMORTIZED COST BASIS
	PRE-MODIFICATION	POST-MODIFICATION	PRE-MODIFICATION	POST-MODIFICATION
Fleet	$11.7	$11.7	$7.1	$7.0
Owner/operator			1.0	1.0
	$11.7	$11.7	$8.1	$8.0

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2022 and 2021.

TDRs modified during the previous twelve months that subsequently defaulted (i.e., became more than 30 days past due) in the years ended December 31, 2022 and 2021 were nil.

There were no finance receivables modified as TDRs during the previous twelve months that subsequently defaulted and were charged off for the years ended December 31, 2022 and 2021, respectively.

Repossessions: When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at December 31, 2022 and 2021 was $9.2 and $4.7, respectively. Proceeds from the sales of repossessed assets were $20.8, $45.3 and $85.6 for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are included in Proceeds from asset disposals in the Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

F.	EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases for Truck, Parts and Other and for the Financial Services segment is presented below.

	TRUCK, PARTS AND OTHER		FINANCIAL SERVICES
At December 31,	2022	2021	2022	2021
Equipment on operating leases	$251.7	$400.9	$3,974.8	$4,285.6
Less allowance for depreciation	(60.9)	(98.5)	(1,362.3)	(1,399.1)
	$190.8	$302.4	$2,612.5	$2,886.5

Annual minimum lease payments due on Financial Services operating leases beginning January 1, 2023 are $571.6, $363.3, $196.2, $85.7, $26.8 and $4.9 thereafter.

When the equipment is sold subject to an RVG, the full sales price is received from the customer. A liability is established for the residual value obligation with the remainder of the proceeds recorded as deferred lease revenue. These amounts are summarized below:

	TRUCK, PARTS AND OTHER
At December 31,	2022	2021
Residual value guarantees	$162.3	$247.0
Deferred lease revenues	46.9	82.1
	$209.2	$329.1

Annual maturities of the RVGs beginning January 1, 2023 are $58.2, $81.7, $15.3, $6.1, $1.0 and nil thereafter. The deferred lease revenue is amortized on a straight-line basis over the RVG contract period. At December 31, 2022, the annual amortization of deferred revenues beginning January 1, 2023 are $26.2, $13.5, $4.2, $3.0 and nil thereafter
G.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment included the following:

At December 31,	USEFUL LIVES	2022	2021
Land		$269.9	$277.6
Buildings and improvements	10 - 40 years	1,608.6	1,596.8
Machinery, equipment and production tooling	3 - 20 years	5,086.6	5,076.0
Construction in progress		424.1	313.9
		7,389.2	7,264.3
Less allowance for depreciation		(3,920.8)	(3,866.2)
		$3,468.4	$3,398.1

H.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

Accounts payable, accrued expenses and other include the following:

At December 31,	2022	2021
Truck, Parts and Other:
Accounts payable	$1,665.1	$1,393.5
Product support liabilities	542.9	475.0
Accrued expenses	808.4	611.5
Right-of-return liabilities	366.4	436.1
Accrued capital expenditures	221.2	242.2
Salaries and wages	351.8	310.4
Other	555.9	462.2
	$4,511.7	$3,930.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

I.	PRODUCT SUPPORT LIABILITIES

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2022	2021	2020
Balance at January 1	$344.3	$389.7	$440.0
Cost accruals	386.1	298.2	295.0
Payments	(398.7)	(396.3)	(437.2)
Change in estimates for pre-existing warranties	111.5	58.3	84.1
Currency translation and other	(5.5)	(5.6)	7.8
Balance at December 31	$437.7	$344.3	$389.7

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2022	2021	2020
Balance at January 1	$775.2	$795.8	$801.4
Deferred revenues	629.1	487.1	409.9
Revenues recognized	(476.1)	(487.8)	(438.9)
Currency translation	(23.3)	(19.9)	23.4
Balance at December 31	$904.9	$775.2	$795.8

The Company expects to recognize approximately $272.7 of the remaining deferred revenues on extended warranties and R&M contracts in 2023, $273.5 in 2024, $199.6 in 2025, $101.7 in 2026, $38.6 in 2027 and $18.8 thereafter.

Product support liabilities are included in the accompanying Consolidated Balance Sheets as follows:

	WARRANTY RESERVES		DEFERRED REVENUES
At December 31,	2022	2021	2022	2021
Truck, Parts and Other:
Accounts payable, accrued expenses and other	$279.2	$215.5	$263.7	$259.5
Other liabilities	158.5	128.8	628.8	503.2
Financial Services:
Accounts payable, accrued expenses and other			4.9	4.6
Deferred taxes and other liabilities			7.5	7.9
	$437.7	$344.3	$904.9	$775.2

J.	BORROWINGS AND CREDIT ARRANGEMENTS

Financial Services borrowings include the following:

	2022		2021
	EFFECTIVE		EFFECTIVE
At December 31,	RATE	BORROWINGS	RATE	BORROWINGS
Commercial paper	3.7%	$3,265.5	.2%	$3,025.1
Bank loans	6.7%	339.4	4.1%	277.9
		3,604.9		3,303.0
Term notes	2.2%	7,866.7	1.5%	7,128.8
	2.7%	$11,471.6	1.2%	$10,431.8

Commercial paper and term notes borrowings were $11,132.2 and $10,153.9 at December 31, 2022 and 2021, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(55.8) and $(21.6) at December 31, 2022 and 2021, respectively. The effective rate is the weighted average rate as of December 31, 2022 and 2021 and includes the effects of interest-rate contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

The annual maturities of the Financial Services borrowings are as follows:

	COMMERCIAL	BANK	TERM
Beginning January 1,	PAPER	LOANS	NOTES	TOTAL
2023	$3,270.8	$95.8	$2,173.3	$5,539.9
2024		36.1	2,072.5	2,108.6
2025		143.1	2,750.2	2,893.3
2026		54.1	621.2	675.3
2027		10.3	300.0	310.3
	$3,270.8	$339.4	$7,917.2	$11,527.4

Interest paid on borrowings was $169.1, $104.8 and $164.5 in 2022, 2021 and 2020, respectively.

The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets, and to a lesser extent, bank loans. The medium-term notes are issued by PACCAR Financial Corp. (PFC), PACCAR Financial Europe (PFE), PACCAR Financial Mexico (PFM), PACCAR Financial Pty. Ltd. (PFPL Australia) and PACCAR Financial Ltd. (PFL Canada).

In November 2021, the Company’s U.S. finance subsidiary, PFC, filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2022 was $5,850.0. In January 2023, PFC issued $300.0 of medium-term notes under this registration. The registration expires in November 2024 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2022, the Company’s European finance subsidiary, PFE, had €1,117.8 available for issuance under a €2,500.0 medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program renews annually and expires in July 2023.

In August 2021, PFM registered a 10,000.0 Mexican pesos medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5,000.0 Mexican pesos. At December 31, 2022, 9,079.0 Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PFPL Australia, established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL Australia as of December 31, 2022 was 700.0 Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PFL Canada, established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFL Canada as of December 31, 2022 was 150.0 Canadian dollars.

The Company has line of credit arrangements of $3,698.0, of which $3,358.6 were unused at December 31, 2022. Included in these arrangements are $3,000.0 of committed bank facilities, of which $1,000.0 expires in June 2023, $1,000.0 expires in June 2025 and $1,000.0 expires in June 2027. The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the year ended December 31, 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

The components of lease expense were as follows:

Year Ended December 31,	2022	2021	2020
Finance lease cost
Amortization of right-of-use assets	$.9	$.6	$.9
Interest on lease liabilities			.1
Operating lease cost	15.5	16.3	16.6
Short-term lease cost	2.4	3.0	.8
Variable lease cost	1.2	1.5	1.7
Total lease cost	$20.0	$21.4	$20.1

For the years ended December 31, 2022, 2021 and 2020, total rental expenses for all leases were $20.0, $21.4 and $20.1, respectively.

Balance sheet information related to leases was as follows:

	2022		2021
At December 31,	OPERATING LEASES	FINANCE LEASES	OPERATING LEASES	FINANCE LEASES
TRUCK, PARTS AND OTHER:
Other noncurrent assets	$36.9	$2.7	$29.8	$.9
FINANCIAL SERVICES:
Other assets	6.0		6.0
Total right-of-use assets	$42.9	$2.7	$35.8	$.9

TRUCK, PARTS AND OTHER:
Accounts payable, accrued expenses and other	$11.3	$.8	$12.8	$.4
Other liabilities	25.8	1.8	17.6	.5
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	1.4		1.5
Deferred taxes and other liabilities	4.4		4.2
Total lease liabilities	$42.9	$2.6	$36.1	$.9

The weighted-average remaining lease term and discount rate were as follows at December 31:

	2022		2021
	OPERATING LEASES	FINANCE LEASES	OPERATING LEASES	FINANCE LEASES
Weighted-average remaining lease term	4.8 years	3.8 years	4.6 years	2.2 years
Weighted-average discount rate	1.6%	1.7%	1.1%	2.0%

Maturities of lease liabilities are as follows:

Beginning January 1,	OPERATING LEASES	FINANCE LEASES
2023	$13.0	$.8
2024	9.6	.7
2025	7.6	.6
2026	5.5	.6
2027	3.8
Thereafter	4.7
Total lease payments	44.2	2.7
Less: interest	(1.3)	(.1)
Total lease liabilities	$42.9	$2.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

Cash flow information related to leases was as follows:

Year Ended December 31,	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15.9	$16.7	$17.2
Operating cash flows from finance leases			.1
Financing cash flows from finance leases	1.0	.6	.9

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	17.0	8.1	19.9
Finance leases	2.9	.4	.5

L.	COMMITMENTS AND CONTINGENCIES

At December 31, 2022, PACCAR had standby letters of credit and surety bonds totaling $32.5, from third-party financial institutions, in the normal course of business, which guarantee various insurance, financing and other activities. At December 31, 2022, PACCAR’s financial services companies, in the normal course of business, had outstanding commitments to fund new loan and lease transactions amounting to $1,363.3. The commitments generally expire in 90 days. The Company had other commitments, primarily to purchase production inventory, equipment and energy amounting to $83.2, $17.4, $4.9, $2.2, $.1 and $.5 for 2023, 2024, 2025, 2026, 2027 and beyond, respectively.

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities for the years ended December 31, 2022, 2021 and 2020 were $4.6, $4.0 and $1.9, respectively.

While the timing and amount of the ultimate costs associated with future environmental cleanup cannot be determined, management expects that these matters will not have a significant effect on the Company’s consolidated financial position.

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF Trucks N.V., DAF Trucks Deutschland GmbH and PACCAR Inc (collectively “the Company”). Following the settlement, certain EC-related claims and lawsuits have been filed in various jurisdictions primarily in Europe against all major European truck manufacturers including the Company and certain subsidiaries. These claims and lawsuits include a number of collective proceedings, including a class action in the United Kingdom, alleging EC-related claims and seeking monetary damages. In certain jurisdictions, the limitations period has not yet expired and additional claimants may bring EC-related claims and lawsuits against the Company or its subsidiaries.

The legal proceedings are continuing to move through the court systems in the various jurisdictions with some larger cases awaiting judgment in 2023 and others scheduled for trial in upcoming years. On February 7, 2023, the Competition Appeal Tribunal in the U.K. issued a judgment awarding the claimants monetary damages. The amount of the judgment is not material to the Company’s business, financial condition or results of operations. The Company is evaluating its options, including an appeal. While the Company believes it has meritorious defenses to all EC-related claims and lawsuits, the final disposition of all such claims and lawsuits will likely take a significant period of time to resolve and the final outcomes are highly uncertain. Considering the complexity of the claims and the different stages of the proceedings in a variety of jurisdictions, including the recent judgment in the U.K., the Company cannot at this time reasonably estimate a range of loss that may result. Adverse final decisions involving significant numbers of DAF truck sales could have a material impact on the Company’s results of operations and cash flows.

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

December 31, 2022, 2021 and 2020 (currencies in millions)

M.	EMPLOYEE BENEFITS

Severance Costs: The Company incurred severance expense in 2022, 2021 and 2020 of $.6, $2.6 and $6.1 respectively.

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

The Company funds its pensions in accordance with applicable employee benefit and tax laws. The Company contributed $39.1 to its pension plans in 2022 and $25.1 in 2021. The Company expects to contribute in the range of $25 to $75 to its pension plans in 2023, of which $20.5 is estimated to satisfy minimum funding requirements. Annual benefits expected to be paid beginning January 1, 2023 are $120.3, $120.3, $123.5, $129.3, $131.9 and a total of $783.0 for the five years thereafter.

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

The following information details the allocation of plan assets by investment type. See Note Q for definitions of fair value levels.

		FAIR VALUE HIERARCHY
At December 31, 2022	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$830.9	$830.9
Global equities					795.9	795.9
Total equities	45 - 65%				1,626.8	1,626.8

Fixed income:
U.S. fixed income		$82.2	$258.0	$340.2	$605.2	$945.4
Non-U.S. fixed income			31.4	31.4	419.4	450.8
Total fixed income	35 - 55%	82.2	289.4	371.6	1,024.6	1,396.2
Cash and other		5.8	86.1	91.9	.3	92.2
Total plan assets		$88.0	$375.5	$463.5	$2,651.7	$3,115.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

		FAIR VALUE HIERARCHY
At December 31, 2021	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$1,125.7	$1,125.7
Global equities					1,240.8	1,240.8
Total equities	50 - 70%				2,366.5	2,366.5

Fixed income:
U.S. fixed income		$75.9	$303.0	$378.9	$803.9	$1,182.8
Non-U.S. fixed income			35.1	35.1	412.2	447.3
Total fixed income	30 - 50%	75.9	338.1	414.0	1,216.1	1,630.1
Cash and other		7.1	89.7	96.8	1.1	97.9
Total plan assets		$83.0	$427.8	$510.8	$3,583.7	$4,094.5

The following weighted-average assumptions relate to all pension plans of the Company:

At December 31,	2022	2021
Discount rate	5.0%	2.6%
Rate of increase in future compensation levels	3.9%	3.8%
Assumed long-term rate of return on plan assets	6.0%	5.9%

The components of the change in projected benefit obligation and change in plan assets are as follows:

At December 31,	2022	2021
Change in projected benefit obligation:
Benefit obligation at January 1	$3,709.6	$3,761.9
Service cost	148.5	148.4
Interest cost	84.9	65.3
Benefits paid	(107.7)	(102.0)
Actuarial (gain) loss	(1,190.4)	(146.9)
Currency translation and other	(78.3)	(17.6)
Participant contributions	.4	.5
Projected benefit obligation at December 31	$2,567.0	$3,709.6

Change in plan assets:
Fair value of plan assets at January 1	$4,094.5	$3,793.4
Employer contributions	39.1	25.1
Actual (loss) gain on plan assets	(809.6)	395.8
Benefits paid	(107.7)	(102.0)
Currency translation and other	(101.5)	(18.3)
Participant contributions	.4	.5
Fair value of plan assets at December 31	$3,115.2	$4,094.5
Funded status at December 31	$548.2	$384.9

At December 31,	2022	2021
Amounts recorded on Balance Sheet:
Other noncurrent assets	$671.2	$553.2
Accounts payable, accrued expenses and other	18.0	19.6
Other liabilities	105.0	148.7
Accumulated other comprehensive loss:
Actuarial loss	97.9	264.0
Prior service cost	13.0	5.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

Of the December 31, 2022 amounts in accumulated other comprehensive loss, $2.7 of unrecognized actuarial loss and $1.4 of unrecognized prior service cost are expected to be amortized into net pension expense in 2023.

The accumulated benefit obligation for all pension plans of the Company was $2,265.1 and $3,276.0 at December 31, 2022 and 2021, respectively.

Information for all plans with an accumulated benefit obligation in excess of plan assets is as follows:

At December 31,	2022	2021
Projected benefit obligation	$126.7	$171.5
Accumulated benefit obligation	113.7	153.3
Fair value of plan assets	6.8	13.3

The components of pension expense are as follows:

Year Ended December 31,	2022	2021	2020
Service cost	$148.5	$148.4	$130.4
Interest on projected benefit obligation	84.9	65.3	83.0
Expected return on assets	(215.1)	(203.3)	(190.6)
Amortization of prior service costs	.7	.8	1.5
Recognized actuarial loss	28.9	58.7	44.2
Settlement loss			11.6
Net pension expense	$47.9	$69.9	$80.1

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

Multi-employer Plans: The Company participates in multi-employer plans in the U.S. and Europe. These are typically under collective bargaining agreements and cover its union-represented employees. The Company’s participation in the following multi-employer plans for the years ended December 31 are as follows:

		PENSION PLAN		COMPANY CONTRIBUTIONS
PENSION PLAN	EIN	NUMBER	SURCHARGE	2022	2021	2020
Metal and Electrical Engineering Industry Pension Fund		135668	Yes	$37.1	$38.1	$33.9
Western Metal Industry Pension Plan	91-6033499	001	Yes	4.0	4.0	3.0
Other plans				1.0	1.1	.9
				$42.1	$43.2	$37.8

The Company contributions shown in the table above approximate the multi-employer pension expense for each of the years ended December 31, 2022, 2021 and 2020, respectively.

Metal and Electrical Engineering Industry Pension Fund is a multi-employer union plan incorporating all DAF employees in the Netherlands and is covered by a collective bargaining agreement that will expire on May 31, 2024. The Company’s contributions were less than 5% of the total contributions to the plan for the last two reporting periods ending December 2022. The plan is required by law (the Netherlands Pension Act) to have a minimum coverage ratio in excess of 104.3% and a policy coverage ratio in excess of 118.1% (weighted coverage ratio of the last 12 months). Because the policy coverage ratio of 110.4% at December 31, 2022 is below the required threshold, a funding improvement plan remains in place. Based on the funding improvement plan, the required coverage of 118.1% should be reached by the end of 2026. The funding improvement plan includes a possible reduction in pension benefits and delays in future benefit increases.

The Western Metal Industry Pension Plan is located in the U.S. and is covered by a collective bargaining agreement that will expire on November 2, 2025. In accordance with the U.S. Pension Protection Act of 2006, the plan continued to be certified as critical (red) status as of December 31, 2022, and a funding improvement plan has been implemented requiring additional contributions through 2022 as long as the plan remains in critical status. Contributions by the Company were 25% and 20% of the total contributions to the plan for the years ended December 31, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

Other plans are principally located in the U.S. and the Company’s contributions to these plans for the years ended December 31, 2022 and 2021 were less than 5% of each plan’s total contributions. As of December 31, 2022, one of the other plans was under a funding rehabilitation plan requiring an increase to the mandated employer surcharge from 5% to 10%, which will be applicable for each succeeding year in which the plan remains in a critical status.

There were no significant changes for the multi-employer plans in the periods presented that affected comparability between periods.

Defined Contribution Plans: The Company maintains several defined contribution benefit plans whereby it contributes designated amounts on behalf of participant employees. The largest plan is for U.S. salaried employees where the Company matches a percentage of employee contributions up to an annual limit. The match was 5% of eligible pay in 2022, 2021 and 2020. Other plans are located in Australia, the Netherlands, Canada, United Kingdom and Germany. Expenses for these plans were $56.3, $50.0 and $42.5 in 2022, 2021 and 2020, respectively.

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

The components of the Company’s income before income taxes include the following:

Year Ended December 31,	2022	2021	2020
Domestic	$2,322.9	$1,391.4	$1,126.5
Foreign	1,525.8	1,004.9	535.1
	$3,848.7	$2,396.3	$1,661.6

The components of the Company’s provision for income taxes include the following:

Year Ended December 31,	2022	2021	2020
Current provision:
Federal	$567.0	$410.0	$182.5
State	143.1	85.9	44.9
Foreign	335.0	243.5	132.6
	1,045.1	739.4	360.0
Deferred (benefit) provision:
Federal	(173.2)	(176.0)	(10.5)
State	(42.0)	(29.6)	1.9
Foreign	7.2	(3.0)	9.0
	(208.0)	(208.6)	.4
	$837.1	$530.8	$360.4

Tax benefits recognized for net operating loss carryforwards were $3.9, $5.1 and $17.8 for the years ended 2022, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
Effect of:
State	2.1	2.0	2.3
Research and development tax credit	(1.0)	(1.2)	(1.4)
Tax on foreign earnings	.5	1.1	.8
Other, net	(.8)	(.7)	(1.0)
	21.8%	22.2%	21.7%

Based on the Company’s current operations, the Company does not expect that the repatriation of future foreign earnings will be subject to significant income tax as a result of the U.S. modified territorial system.

At December 31, 2022, the Company had net operating loss carryforwards of $404.6, of which $352.5 related to foreign subsidiaries and $52.1 related to states in the U.S. The related deferred tax asset was $119.2, for which a $102.3 valuation allowance has been provided. The carryforward periods range from four years to indefinite, subject to certain limitations under applicable laws. The future tax benefits of net operating loss carryforwards are evaluated on a regular basis, including a review of historical and projected operating results.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

At December 31,	2022	2021
Assets:
Accrued liabilities	$252.2	$210.9
R&D expense capitalization	153.6
Net operating loss and tax credit carryforwards	128.0	124.9
Inventory adjustments	59.5
Allowance for losses on receivables	43.8	36.5
Unrealized investment loss	16.5	.8
Other	79.1	71.1
	732.7	444.2
Valuation allowance	(116.2)	(109.3)
	616.5	334.9
Liabilities:
Financial Services leasing depreciation	(558.9)	(547.1)
Depreciation and amortization	(227.3)	(166.8)
Postretirement benefit plans	(120.5)	(86.5)
Inventory adjustments		(11.5)
Other	(59.2)	(33.2)
	(965.9)	(845.1)
Net deferred tax liability	$(349.4)	$(510.2)

The balance sheet classifications of the Company’s deferred tax assets and liabilities are as follows:

At December 31,	2022	2021
Truck, Parts and Other:
Other noncurrent assets, net	$199.0	$51.5
Other liabilities	(75.5)	(91.5)
Financial Services:
Other assets	51.0	48.4
Deferred taxes and other liabilities	(523.9)	(518.6)
Net deferred tax liability	$(349.4)	$(510.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

Cash paid for income taxes was $932.1, $761.1 and $374.0 in 2022, 2021 and 2020, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2022	2021	2020
Balance at January 1	$26.0	$24.5	$30.7
Additions for tax positions related to the current year	7.4	6.1	5.5
Additions for tax positions related to prior years	1.8	.8	.3
Reductions for tax positions related to prior years	(1.6)		(4.2)
Lapse of statute of limitations	(5.8)	(5.4)	(7.8)
Balance at December 31	$27.8	$26.0	$24.5

The Company had $27.8, $26.0 and $24.5 of unrecognized tax benefits, of which $27.8, $25.3 and $23.2 would impact the effective tax rate, if recognized, as of December 31, 2022, 2021 and 2020, respectively.

The Company recognized $.1, $(.4) and $(.7) of expense (income) related to interest in 2022, 2021 and 2020, respectively. Accrued interest expense and penalties were $.9, $.8 and $1.2 as of December 31, 2022, 2021 and 2020, respectively. Interest and penalties are classified as income taxes in the Consolidated Statements of Income.

The Company believes it is reasonably possible that approximately $5.7 of unrecognized tax benefits, resulting primarily from research and development tax credits, will be resolved within the next 12 months. As of December 31, 2022, the United States Internal Revenue Service has completed examinations of the Company’s tax returns for all years through 2014. The Company’s tax returns for other major jurisdictions remain subject to examination for the years ranging from 2012 through 2022.

O.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss): The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity, consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2022	$(13.5)	$(1.1)	$(269.8)	$(636.7)	$(921.1)
Recorded into AOCI	8.6	(41.3)	136.4	(197.3)	(93.6)
Reclassified out of AOCI	40.0	(1.2)	22.5		61.3
Net other comprehensive income (loss)	48.6	(42.5)	158.9	(197.3)	(32.3)
Balance at December 31, 2022	$35.1	$(43.6)	$(110.9)	$(834.0)	$(953.4)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2021	$(29.2)	$14.6	$(578.1)	$(457.6)	$(1,050.3)
Recorded into AOCI	39.9	(14.1)	262.9	(179.1)	109.6
Reclassified out of AOCI	(24.2)	(1.6)	45.4		19.6
Net other comprehensive income (loss)	15.7	(15.7)	308.3	(179.1)	129.2
Balance at December 31, 2021	$(13.5)	$(1.1)	$(269.8)	$(636.7)	$(921.1)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2020	$(15.3)	$6.1	$(517.7)	$(573.2)	$(1,100.1)
Recorded into AOCI	(78.4)	10.3	(104.0)	115.6	(56.5)
Reclassified out of AOCI	64.5	(1.8)	43.6		106.3
Net other comprehensive (loss) income	(13.9)	8.5	(60.4)	115.6	49.8
Balance at December 31, 2020	$(29.2)	$14.6	$(578.1)	$(457.6)	$(1,050.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

Reclassifications out of AOCI during the years ended December 31, 2022, 2021 and 2020 were as follows:

		AMOUNT RECLASSIFIED OUT OF AOCI
AOCI COMPONENTS	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF INCOME	2022	2021	2020
Unrealized losses and (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$19.3	$16.6	$(4.0)
	Cost of sales and revenues	(15.3)	(1.0)	1.7
	Interest and other (income), net	(1.4)	(.1)	(4.6)
Commodity contracts	Cost of sales and revenues	32.0	.6
x
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	7.3
Interest-rate contracts	Interest and other borrowing expenses	6.1	(49.8)	94.5
	Pre-tax expense increase (reduction)	48.0	(33.7)	87.6
	Tax (benefit) expense	(8.0)	9.5	(23.1)
	After-tax expense increase (reduction)	40.0	(24.2)	64.5
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(1.6)	(2.1)	(2.4)
	Tax expense	.4	.5	.6
	After-tax income increase	(1.2)	(1.6)	(1.8)
Unrealized losses on pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	28.9	58.7	44.2
Prior service costs	Interest and other (income), net	.7	.8	1.5
Settlement loss	Interest and other (income), net			11.6
	Pre-tax expense increase	29.6	59.5	57.3
	Tax benefit	(7.1)	(14.1)	(13.7)
	After-tax expense increase	22.5	45.4	43.6
Total reclassifications out of AOCI		$61.3	$19.6	$106.3

Other Capital Stock Changes: The Company purchased and retired treasury shares of nil in 2022 and 2021, and .7 million in 2020.
P.	DERIVATIVE FINANCIAL INSTRUMENTS

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

At December 31, 2022, the notional amount of the Company’s interest-rate contracts was $3,023.1. Notional maturities for all interest-rate contracts are $679.3 for 2023, $604.4 for 2024, $1,039.3 for 2025, $409.1 for 2026, $176.1 for 2027 and $114.9 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

the foreign currency exposure from its investments in foreign subsidiaries. At December 31, 2022, the notional amount of the outstanding foreign-exchange contracts was $2,250.8. Foreign-exchange contracts typically mature within one year.

Commodity Contracts: The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks. The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. At December 31, 2022, the notional amount of the outstanding commodity contracts was $32.3. Commodity contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

At December 31,	2022		2021
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$58.0		$30.8
Deferred taxes and other liabilities		$82.6		$54.4
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	57.3		25.3
Accounts payable, accrued expenses and other		9.5		15.8
Financial Services:
Other current assets	1.6		2.5
Deferred taxes and other liabilities		5.1		.1
Commodity contracts:
Truck, Parts and Other:
Other current assets	1.5
Accounts payable, accrued expenses and other		.6		16.9
	$118.4	$97.8	$58.6	$87.2
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$1.0		$1.0
Accounts payable, accrued expenses and other		$.1		$1.1
Financial Services:
Other assets			.1
Deferred taxes and other liabilities		.1		.2
Commodity contracts:
Truck, Parts and Other:
Accounts payable, accrued expenses and other		.2
	$1.0	$.4	$1.1	$1.3
Gross amounts recognized in Balance Sheet	$119.4	$98.2	$59.7	$88.5
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	$(.1)	$(.1)	$(2.7)	$(2.7)
Commodity contracts	(.5)	(.5)
Financial Services:
Foreign-exchange contracts	(1.8)	(1.8)	(.2)	(.2)
Interest-rate contracts	(21.5)	(21.5)	(12.8)	(12.8)
Pro forma net amount	$95.5	$74.3	$44.0	$72.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

The following table presents the amount of loss (gain) from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

Year Ended December 31,	2022		2021		2020
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$19.3		$16.6		$(4.0)
Cost of sales and revenues
Cash flow hedges		(15.3)		(1.0)		1.7
Derivatives not designated as hedging instruments		(1.7)		8.9		.7
Interest and other (income), net
Cash flow hedges		(1.4)		(.1)		(4.6)
Net investment hedges		(5.8)		(3.2)		(5.6)
Derivatives not designated as hedging instruments		.8		1.9		2.3
		$(4.1)		$23.1		$(9.5)
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$6.1	$7.3	$(49.8)		$94.5
Fair value hedges	1.0		.4		1.1
Derivatives not designated as hedging instruments		(8.1)		$(.5)		$9.4
Selling, general and administrative
Derivatives not designated as hedging instruments						.8
	$7.1	$(.8)	$(49.4)	$(.5)	$95.6	$10.2
Total	$7.1	$(4.9)	$(49.4)	$22.6	$95.6	$.7

The Company began commodity hedging in 2021. The loss from commodity contracts recorded in cost of sales and revenue was $31.8 and $.6 for the year ended 2022 and 2021, respectively.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

At December 31,	2022	2021
Financial Services
Term notes:
Carrying amount of hedged liabilities	$319.8	$472.0
Cumulative basis adjustment included in the carrying amount	27.7	8.7

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $7.1 and $.1 as of December 31, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

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

The following table presents the pre-tax effects of gain (loss) on cash flow hedges recognized in other comprehensive income (loss) (OCI):

Year Ended December 31,	2022		2021		2020
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
Gain (loss) recognized in OCI:
Truck, Parts and Other		$41.2		$(18.5)		$2.8
Financial Services	$19.1	(25.5)	$83.2	(1.9)	$(107.3)	(.8)
	$19.1	$15.7	$83.2	$(20.4)	$(107.3)	$2.0

The pre-tax effects of loss on commodity hedges recognized in other comprehensive income (loss) (OCI) for Truck, Parts and Other was $17.1 and $8.6 in 2022 and 2021, respectively.

The amount of gain recorded in AOCI at December 31, 2022 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $18.3, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains (losses) reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was $1.0 for the year ended December 31, 2022, $.1 for the year ended December 31, 2021 and nil for year ended December 31, 2020.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). The notional amount of the outstanding net investment hedge was $347.0 and $360.7 at December 31, 2022 and 2021, respectively. The pre-tax gain recognized in OCI for the net investment hedges was $28.8 and $26.6 at December 31, 2022 and 2021, respectively.

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

There were no transfer of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2022. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At December 31, 2022	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$445.1	$445.1
U.S. taxable municipal / non-U.S. provincial bonds		180.8	180.8
U.S. corporate securities		251.0	251.0
U.S. government and agency securities	$115.0		115.0
Non-U.S. corporate securities		450.0	450.0
Non-U.S. government securities		76.4	76.4
Other debt securities		94.7	94.7
Total marketable debt securities	$115.0	$1,498.0	$1,613.0
Marketable equity securities	$1.2		$1.2
Total marketable securities	$116.2	$1,498.0	$1,614.2
Derivatives
Cross currency swaps		$49.1	$49.1
Interest-rate swaps		8.9	8.9
Foreign-exchange contracts		59.9	59.9
Commodity swaps		1.5	1.5
Total derivative assets		$119.4	$119.4
Liabilities:
Derivatives
Cross currency swaps		$52.0	$52.0
Interest-rate swaps		30.6	30.6
Foreign-exchange contracts		14.8	14.8
Commodity contracts		.8	.8
Total derivative liabilities		$98.2	$98.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

At December 31, 2021	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$432.5	$432.5
U.S. taxable municipal / non-U.S. provincial bonds		191.6	191.6
U.S. corporate securities		207.4	207.4
U.S. government and agency securities	$96.4		96.4
Non-U.S. corporate securities		442.8	442.8
Non-U.S. government securities		75.0	75.0
Other debt securities		100.0	100.0
Total marketable debt securities	$96.4	$1,449.3	$1,545.7
Marketable equity securities	$13.7		$13.7
Total marketable securities	$110.1	$1,449.3	$1,559.4
Derivatives
Cross currency swaps		$18.2	$18.2
Interest-rate swaps		12.6	12.6
Foreign-exchange contracts		28.9	28.9
Total derivative assets		$59.7	$59.7
Liabilities:
Derivatives
Cross currency swaps		$33.1	$33.1
Interest-rate swaps		21.3	21.3
Foreign-exchange contracts		17.2	17.2
Commodity contracts		16.9	16.9
Total derivative liabilities		$88.5	$88.5

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

At December 31,	2022		2021
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$6,859.1	$6,582.0	$6,011.7	$6,018.2
Liabilities:
Financial Services fixed rate debt	8,070.5	7,715.9	6,905.7	6,935.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions, except per share data)

R.STOCK COMPENSATION PLANS

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

The Company recognizes compensation cost on these options and restricted stock awards on a straight-line basis over the requisite period the employee is required to render service less estimated forfeitures based on historical experience. The plans contain antidilution provisions. Consequently, the following data has been restated to reflect the Company’s 50% stock dividend in February 2023. The maximum number of shares of the Company’s common stock authorized for issuance under these plans is 70.0 million shares, and as of December 31, 2022, the maximum number of shares available for future grants was 16.0 million.

The assumptions used in determining the fair value of the option awards for each of the grant years are as follows:

	2022	2021	2020
Risk-free interest rate	1.86%	.71%	1.54%
Expected volatility	26%	26%	23%
Expected dividend yield	4.3%	3.6%	4.1%
Expected term	6 years	6 years	6 years
Weighted average grant date fair value of options per share	$9.70	$9.48	$6.68

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

The fair value of options granted was $8.3, $8.1 and $6.4 for the years ended December 31, 2022, 2021 and 2020, respectively. The fair value of options vested was $5.6 during the years ended December 31, 2022 and 2021, and was $5.0 during the year ended December 31, 2020.

A summary of activity under the Company’s stock plans is presented below:

	2022	2021	2020
Intrinsic value of options exercised	$17.8	$25.4	$26.9
Cash received from stock option exercises	35.8	38.4	53.8
Tax benefit related to stock award exercises	2.6	4.9	3.8
Stock-based compensation	17.1	14.7	13.0
Tax benefit related to stock-based compensation	1.7	1.6	1.6

The summary of options as of December 31, 2022 and changes during the year then ended are presented below:

		PER SHARE	REMAINING	AGGREGATE
	NUMBER	EXERCISE	CONTRACTUAL	INTRINSIC
	OF SHARES	PRICE*	LIFE IN YEARS*	VALUE
Options outstanding at January 1	4,316,800	$47.27
Granted	858,000	62.75
Exercised	(846,700)	42.31
Cancelled	(122,900)	58.15
Options outstanding at December 31	4,205,200	$51.10	6.37	$62.6
Vested and expected to vest	4,094,000	$50.79	6.30	$62.2
Exercisable	1,843,200	$42.01	4.13	$44.2
*	Weighted Average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions, except per share data)

The fair value of restricted shares is determined based upon the stock price on the date of grant. The summary of nonvested restricted shares as of December 31, 2022 and changes during the year then ended is presented below:

	NUMBER	GRANT DATE
NONVESTED SHARES	OF SHARES	FAIR VALUE*
Nonvested awards outstanding at January 1	231,800	$53.44
Granted	162,800	62.27
Vested	(153,100)	52.97
Nonvested awards outstanding at December 31	241,500	$59.69
*	Weighted Average

As of December 31, 2022, there was $6.7 of total unrecognized compensation cost related to nonvested stock options, which is recognized over a remaining weighted average vesting period of 1.54 years. Unrecognized compensation cost related to nonvested restricted stock awards of $2.4 is expected to be recognized over a remaining weighted average vesting period of 1.28 years.

The dilutive and antidilutive options are shown separately in the table below:

Year Ended December 31,	2022	2021	2020
Additional shares	769,100	973,300	911,700
Antidilutive options	1,653,600	883,800	1,029,200

S.	SEGMENT AND RELATED INFORMATION

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

In Europe, the marketing of used trucks, including those units sold by the Truck segment subject to an RVG, is performed by the Financial Services segment. When a customer returns the truck at the end of the RVG contract, the Company’s Truck segment records a reduction in an RVG liability and the Company’s Financial Services segment records a used truck asset and revenue from the subsequent sale. Certain gains and losses from the sale of these used trucks are shared with the Truck segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

Other: Included in Other is the Company’s industrial winch manufacturing business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expenses. Intercompany interest income (expense) on cash advances with the financial services companies is included in Other and was $(1.9), $.4 and $1.4 for 2022, 2021 and 2020, respectively.

Geographic Area Data	2022	2021	2020
Net sales and revenues:
United States	$15,379.2	$12,388.8	$10,526.6
Europe	7,486.5	6,325.4	4,871.2
Other	5,954.0	4,808.1	3,330.7
	$28,819.7	$23,522.3	$18,728.5
Property, plant and equipment, net:
United States	$1,831.7	$1,718.5	$1,633.0
Belgium	572.8	620.5	596.2
The Netherlands	534.1	516.1	499.0
Other	529.8	543.0	542.2
	$3,468.4	$3,398.1	$3,270.4
Equipment on operating leases, net:
United States	$846.9	$1,003.0	$1,219.0
Spain	316.3	291.8	310.8
Mexico	314.5	285.7	302.3
Germany	280.9	307.1	346.4
France	260.7	299.7	349.7
Poland	245.8	337.9	359.4
United Kingdom	87.1	113.7	125.4
Other	451.1	550.0	571.7
	$2,803.3	$3,188.9	$3,584.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020 (currencies in millions)

Business Segment Data	2022	2021	2020
Net sales and revenues:
Truck	$22,005.5	$17,379.0	$13,643.0
Less intersegment	(519.3)	(579.3)	(478.2)
External customers	21,486.2	16,799.7	13,164.8
Parts	5,829.4	5,004.8	3,962.7
Less intersegment	(65.1)	(60.5)	(49.8)
External customers	5,764.3	4,944.3	3,912.9
Other	63.8	90.5	76.6
	27,314.3	21,834.5	17,154.3
Financial Services	1,505.4	1,687.8	1,574.2
	$28,819.7	$23,522.3	$18,728.5
Income (loss) before income taxes:
Truck	$1,753.3	$804.9	$578.2
Parts	1,446.6	1,110.0	802.0
Other	(1.1)	28.3	22.4
	3,198.8	1,943.2	1,402.6
Financial Services	588.9	437.6	223.1
Investment income	61.0	15.5	35.9
	$3,848.7	$2,396.3	$1,661.6
Depreciation and amortization:
Truck	$324.9	$277.6	$292.2
Parts	14.0	12.0	10.8
Other	23.9	21.9	20.8
	362.8	311.5	323.8
Financial Services	427.4	591.8	725.2
	$790.2	$903.3	$1,049.0
Expenditures for long-lived assets:
Truck	$466.0	$547.2	$556.0
Parts	21.1	29.4	18.4
Other	28.6	24.1	36.4
	515.7	600.7	610.8
Financial Services	854.8	984.8	1,046.7
	$1,370.5	$1,585.5	$1,657.5
Segment assets:
Truck	$7,218.1	$6,912.1	$5,971.9
Parts	1,742.1	1,505.1	1,255.6
Other	976.8	860.3	588.7
Cash and marketable securities	6,158.9	4,813.0	4,834.0
	16,095.9	14,090.5	12,650.2
Financial Services	17,179.6	15,418.9	15,799.8
	$33,275.5	$29,509.4	$28,450.0

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

Ernst & Young LLP, the Independent Registered Public Accounting Firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is included on page 77.

R. Preston Feight

Chief Executive Officer

report of independent registered public accounting firm

To the Stockholders and the Board of Directors of PACCAR Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PACCAR Inc (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023, expressed an unqualified opinion thereon.

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

Product Warranty
Description of the Matter

The Company’s liability for product warranty totaled $438 million at December 31, 2022. As discussed in Note A of the consolidated financial statements, the Company's liability for product warranty is estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. The Company periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1945 Seattle, Washington
February 22, 2023

report of independent registered public accounting firm

To the Stockholders and the Board of Directors of PACCAR Inc

Opinion on Internal Control Over Financial Reporting

We have audited PACCAR Inc’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PACCAR Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023, expressed an unqualified opinion thereon.

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
February 22, 2023

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

Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting on page 75 and Report of Independent Registered Public Accounting Firm on the Company’s internal control over financial reporting on page 77 for the year ended December 31, 2022, are included in this Form 10-K.

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 401(a), (d), and (e) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 25, 2023 and is incorporated herein by reference:

Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

Item 401(b) of Regulation S-K:

Information about the Company’s executive officers is included in Part I, Item 1 of this Form 10-K.

Item 405 of Regulation S-K:

The information required by this item is included in the proxy statement for the annual stockholders meeting of April 25, 2023 and is incorporated herein by reference.

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

Item 407(d)(4) and 407(d)(5) of Regulation S‑K:

The following information is included in the proxy statement for the annual stockholders meeting of April 25, 2023 and is incorporated herein by reference:

•	Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”
•	Identification of audit committee financial experts is included under the caption “AUDIT COMMITTEE REPORT.”
ITEM 11.	EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 25, 2023 and is incorporated herein by reference:

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

Stock ownership information is included under the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS” in the proxy statement for the annual stockholders meeting of April 25, 2023 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S‑K Item 201(d) is provided in Item 5 of this Form 10‑K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions with management and others as defined by Item 404 of Regulation S‑K occurred in 2022.

Information concerning director independence is included under the caption “BOARD GOVERNANCE” in the proxy statement for the annual stockholders meeting of April 25, 2023 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent registered public accounting firm is Ernst & Young LLP, Seattle, Washington (Auditor Firm ID No. 42).

Principal accounting fees and services information is included under the caption “INDEPENDENT AUDITORS” in the proxy statement for the annual stockholders meeting of April 25, 2023 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Listing of financial statements

The following consolidated financial statements of PACCAR Inc are included in Item 8:

Consolidated Statements of Income

— Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2022, 2021 and 2020

Consolidated Balance Sheets

— December 31, 2022 and 2021

Consolidated Statements of Cash Flows

— Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Stockholders’ Equity

— Years Ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

— December 31, 2022, 2021 and 2020

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

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 10, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors*

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(f)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

	(g)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	10-K	February 19, 2020	10(g)	001-14817

	(h)	PACCAR Inc Long Term Incentive Plan*

	(i)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

	(j)	PACCAR Inc Long Term Incentive Plan, 2018 Form of Restricted Stock Award Agreement	10-K	February 21, 2019	10(m)	001-14817

	(k)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Unit Agreement	10-K	February 21, 2019	10(n)	001-14817

	(l)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

	(m)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	8-K	May 16, 2007	10.1	001-14817

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

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

PACCAR Inc
Registrant

Date: February 22, 2023	/s/ R. Preston Feight
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