Form 10-Q
period 2023-03-31
PACCAR INC
filed 2023-05-02
CIK 75362

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Common Stock, $1 par value — 522,579,036 shares as of April 28, 2023

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended
	March 31
	2023	2022
TRUCK, PARTS AND OTHER:
Net sales and revenues	$8,050.1	$6,106.4

Cost of sales and revenues	6,493.1	5,285.5
Research and development	97.2	78.0
Selling, general and administrative	159.8	148.0
Interest and other expenses (income), net	578.8	(32.0)
	7,328.9	5,479.5
Truck, Parts and Other Income Before Income Taxes	721.2	626.9

FINANCIAL SERVICES:
Interest and fees	208.0	132.3
Operating lease, rental and other revenues	215.2	233.9
Revenues	423.2	366.2

Interest and other borrowing expenses	93.8	39.8
Depreciation and other expenses	142.3	143.5
Selling, general and administrative	35.2	35.7
Provision for losses on receivables	3.1	.2
	274.4	219.2
Financial Services Income Before Income Taxes	148.8	147.0
Investment income (loss)	49.0	(2.5)
Total Income Before Income Taxes	919.0	771.4
Income taxes	185.1	170.9
Net Income	$733.9	$600.5

Net Income Per Share
Basic	$1.40	$1.15
Diluted	$1.40	$1.15

Weighted Average Number of Common Shares Outstanding
Basic	523.5	522.4
Diluted	524.4	523.3

Comprehensive Income	$814.1	$643.9

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(Millions)

	March 31	December 31
	2023	2022 *
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$4,283.3	$4,544.7
Trade and other receivables, net (allowance for losses: 2023 - $.7, 2022 - $.6)	2,347.0	1,919.8
Marketable securities	1,638.9	1,614.2
Inventories, net	2,609.2	2,198.8
Other current assets	771.2	682.0
Total Truck, Parts and Other Current Assets	11,649.6	10,959.5

Equipment on operating leases, net	176.1	190.8
Property, plant and equipment, net	3,511.6	3,468.4
Other noncurrent assets, net	1,579.3	1,477.2
Total Truck, Parts and Other Assets	16,916.6	16,095.9

FINANCIAL SERVICES:
Cash and cash equivalents	126.8	146.2
Finance and other receivables, net (allowance for losses: 2023 - $123.8, 2022 - $121.1)	14,541.7	13,791.9
Equipment on operating leases, net	2,527.1	2,612.5
Other assets	714.2	629.0
Total Financial Services Assets	17,909.8	17,179.6
	$34,826.4	$33,275.5

*     The December 31, 2022 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(Millions)

	March 31	December 31
	2023	2022 *
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$5,438.5	$4,511.7
Dividend payable		974.6
Total Truck, Parts and Other Current Liabilities	5,438.5	5,486.3
Residual value guarantees and deferred revenues	193.5	209.2
Other liabilities	1,882.2	1,490.1
Total Truck, Parts and Other Liabilities	7,514.2	7,185.6

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	868.9	826.8
Commercial paper and bank loans	3,858.8	3,604.9
Term notes	8,057.0	7,866.7
Deferred taxes and other liabilities	645.5	624.4
Total Financial Services Liabilities	13,430.2	12,922.8

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 522.6 and 522.0 million shares	522.6	522.0
Additional paid-in capital	230.3	196.1
Treasury stock, at cost - .04 million and nil shares	(3.0)
Retained earnings	14,005.3	13,402.4
Accumulated other comprehensive loss	(873.2)	(953.4)
Total Stockholders' Equity	13,882.0	13,167.1
	$34,826.4	$33,275.5

*     The December 31, 2022 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Three Months Ended
	March 31
	2023	2022
OPERATING ACTIVITIES:
Net Income	$733.9	$600.5
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	103.0	74.0
Equipment on operating leases and other	118.1	111.7
Provision for losses on financial services receivables	3.1	.2
Other, net	(58.5)	(140.7)
Pension contributions	(5.8)	(6.7)
Change in operating assets and liabilities:
Trade and other receivables	(448.6)	(381.0)
Wholesale receivables on new trucks	(451.2)	(327.4)
Inventories	(401.7)	(230.9)
Accounts payable and accrued expenses	663.1	550.3
Income taxes, warranty and other	429.4	209.3
Net Cash Provided by Operating Activities	684.8	459.3

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(1,199.3)	(1,221.0)
Collections on retail loans and finance leases	1,030.3	974.1
Net increase in wholesale receivables on used equipment	(9.9)	(1.6)
Purchases of marketable debt securities	(217.5)	(207.7)
Proceeds from sales and maturities of marketable debt securities	206.6	203.9
Payments for property, plant and equipment	(138.7)	(138.4)
Acquisitions of equipment for operating leases	(153.1)	(230.2)
Proceeds from asset disposals	171.4	188.1
Other, net	17.5	26.7
Net Cash Used in Investing Activities	(292.7)	(406.1)

FINANCING ACTIVITIES:
Payments of cash dividends	(1,105.3)	(639.4)
Purchases of treasury stock	(3.0)	(1.9)
Proceeds from stock compensation transactions	20.5	16.7
Net increase in commercial paper, short-term bank loans and other	209.6	481.6
Proceeds from term debt	826.1	631.7
Payments on term debt	(638.7)	(645.1)
Net Cash Used in Financing Activities	(690.8)	(156.4)
Effect of exchange rate changes on cash and cash equivalents	17.9	(10.2)
Net Decrease in Cash and Cash Equivalents	(280.8)	(113.4)
Cash and cash equivalents at beginning of period	4,690.9	3,428.3
Cash and cash equivalents at end of period	$4,410.1	$3,314.9

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended
	March 31
	2023	2022
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of period	$522.0	$347.3
Stock compensation	.6	.4
Balance at end of period	522.6	347.7

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	196.1	142.0
Stock compensation	34.2	25.3
Balance at end of period	230.3	167.3

TREASURY STOCK, AT COST:
Balance at beginning of period
Purchases	(3.0)	(1.9)
Balance at end of period	(3.0)	(1.9)

RETAINED EARNINGS:
Balance at beginning of period	13,402.4	12,025.8
Net income	733.9	600.5
Cash dividends declared on common stock	(131.0)	(118.4)
Balance at end of period	14,005.3	12,507.9

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(953.4)	(921.1)
Other comprehensive income	80.2	43.4
Balance at end of period	(873.2)	(877.7)
Total Stockholders’ Equity	$13,882.0	$12,143.3

Cash dividends declared on common stock, per share	$.25	$.23

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2022.

Earnings per Share: Basic earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding, plus the effect of any participating securities. Diluted earnings per common share are computed assuming that all potentially dilutive securities are converted into common shares under the treasury stock method.

On December 6, 2022, the Board of Directors declared a 50% common stock dividend which was paid on February 7, 2023, to stockholders of record on January 17, 2023, with fractional shares paid in cash. This resulted in the issuance of 174,035,361 additional shares and 411 fractional shares paid in cash. For all years presented, net income per share, weighted average number of common shares outstanding and cash dividends declared per share on common stock have been restated for the effect of the 50% dividend.

The dilutive and antidilutive options are shown separately in the table below.

Three Months Ended March 31,	2023	2022
Additional shares	958,300	851,100
Antidilutive options	889,000	1,638,200

New Accounting Pronouncements: The Company adopted ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, which had no material impact on the Company’s consolidated financial statements.

The Financial Accounting Standards Board issued ASU 2022-03, Fair Value Measurement (Topic 820)—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restriction in 2022. The Company plans on adopting this standard on January 1, 2024, and is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table disaggregates Truck, Parts and Other revenues by major sources:

Three Months Ended March 31,	2023	2022
Truck
Truck sales	$6,206.0	$4,481.1
Revenues from extended warranties, operating leases and other	207.8	216.0
	6,413.8	4,697.1
Parts
Parts sales	1,574.2	1,348.1
Revenues from dealer services and other	48.8	40.8
	1,623.0	1,388.9
Winch sales and other	13.3	20.4
Truck, Parts and Other sales and revenues	$8,050.1	$6,106.4

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Truck sales with RVGs that allow customers the option to return their truck are accounted for as a sale when the customer does not have an economic incentive to return the truck to the Company, or as an operating lease when the customer does have an economic incentive to return the truck. The estimate of customers’ economic incentive to return the trucks is based on an analysis of historical guaranteed buyback value and estimated market value. When truck sales with RVGs are accounted for as a sale, revenue is recognized when the truck is transferred to the customer less an amount for expected returns. Expected return rates are estimated by using a historical return rate.

Aftermarket parts sales allow for returns which are estimated at the time of sale based on historical data. Parts dealer services and other revenues are recognized as services are performed.

The following table presents the balance sheet classification of the estimated value of the returned goods assets and the related return liabilities:

	March 31, 2023		December 31, 2022
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Trucks
Other current assets	$196.6		$183.0
Accounts payable, accrued expenses and other		$198.1		$185.0
Other noncurrent assets, net	261.2		284.6
Other liabilities		274.3		298.9
	$457.8	$472.4	$467.6	$483.9
Parts
Other current assets	$83.9		$77.7
Accounts payable, accrued expenses and other		$199.2		$181.4
	$83.9	$199.2	$77.7	$181.4

The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $943.3 at March 31, 2023.

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with an RVG was $38.8 at March 31, 2023. The Company expects to recognize approximately $19.7 of the remaining deferred revenue in 2023, $14.1 in 2024, $3.4 in 2025, $1.4 in 2026 and $.2 in 2027. Total operating lease revenue from truck sales with RVGs was $12.8 and $27.9 for the three months ended March 31, 2023 and 2022, respectively. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a lease was $154.7 at March 31, 2023.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2023 or December 31, 2022. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

The following table summarizes Financial Services lease revenues by lease type:

Three Months Ended March 31,	2023	2022
Finance lease revenues	$54.9	$42.9
Operating lease revenues	196.8	203.6
Total lease revenues	$251.7	$246.5

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

Marketable securities at March 31, 2023 and December 31, 2022 consisted of the following:

		UNREALIZED	UNREALIZED	FAIR
At March 31, 2023	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$418.2	$.6	$5.5	$413.3
U.S. taxable municipal / non-U.S. provincial bonds	207.9	.1	8.6	199.4
U.S. corporate securities	281.7	.5	9.4	272.8
U.S. government and agency securities	134.4	.4	2.0	132.8
Non-U.S. corporate securities	449.4	.2	14.7	434.9
Non-U.S. government securities	83.7	.2	2.1	81.8
Other debt securities	106.3	.1	3.9	102.5
Marketable equity securities	10.0		8.6	1.4
Total marketable securities	$1,691.6	$2.1	$54.8	$1,638.9

		UNREALIZED	UNREALIZED	FAIR
At December 31, 2022	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$452.8	$.5	$8.2	$445.1
U.S. taxable municipal / non-U.S. provincial bonds	191.6		10.8	180.8
U.S. corporate securities	262.5	.1	11.6	251.0
U.S. government and agency securities	118.0	.1	3.1	115.0
Non-U.S. corporate securities	467.9		17.9	450.0
Non-U.S. government securities	78.9	.2	2.7	76.4
Other debt securities	99.4		4.7	94.7
Marketable equity securities	10.0		8.8	1.2
Total marketable securities	$1,681.1	$.9	$67.8	$1,614.2

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.5 and $.4 and gross realized losses were $1.6 and $.4 for the three months periods ended March 31, 2023 and 2022, respectively.

Net realized gains on marketable equity securities were $.2 and nil for the three months periods ending March 31, 2023 and 2022, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	March 31, 2023		December 31, 2022
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Unrealized losses	$6.7	$39.5	$21.5	$37.5
Fair value	498.0	841.4	889.2	608.4

The unrealized losses on marketable debt securities above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at March 31, 2023 and

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

December 31, 2022. The Company does not currently intend, and it is more likely than not that it will not be required to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Contractual maturities of marketable debt securities at March 31, 2023 were as follows:

	AMORTIZED	FAIR
	COST	VALUE
Within one year	$472.9	$467.4
One to five years	1,179.6	1,142.5
Six to ten years	1.8	1.7
More than ten years	27.3	25.9
	$1,681.6	$1,637.5

NOTE D - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	March 31	December 31
	2023	2022
Finished products	$1,022.5	$871.8
Work in process and raw materials	1,586.7	1,327.0
	$2,609.2	$2,198.8

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	March 31	December 31
	2023	2022
Loans	$7,274.7	$7,229.1
Finance leases	3,991.1	3,786.4
Dealer wholesale financing	3,251.9	2,772.1
Operating lease receivables and other	147.8	125.4
	14,665.5	13,913.0
Less allowance for losses:
Loans and leases	(117.1)	(114.8)
Dealer wholesale financing	(3.6)	(3.4)
Operating lease receivables and other	(3.1)	(2.9)
	$14,541.7	$13,791.9

Included in Finance and other receivables, net on the Consolidated Balance Sheets is accrued interest receivable (net of allowance for credit losses) of $58.9 and $44.1 as of March 31, 2023 and December 31, 2022, respectively. The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Condensed Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

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

On average, modifications extended contractual terms by approximately four months in 2023 and three months in 2022, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2023 and December 31, 2022.

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

The Company individually evaluates certain finance receivables for expected credit losses. Finance receivables that are evaluated individually consist of all wholesale accounts and certain large retail accounts with past due balances or otherwise determined to be at a higher risk of loss. In general, finance receivables that are 90 days past due are placed on non-accrual status. Finance receivables on non-accrual status which have been performing for 90 consecutive days are placed on accrual status if it is deemed probable that the Company will collect all principal and interest payments.

Individually evaluated receivables on non-accrual status are generally considered collateral dependent. Large balance retail and all wholesale receivables on non-accrual status are individually evaluated to determine the appropriate reserve for losses. The determination of reserves for large balance receivables on non-accrual status considers the fair value of the associated collateral. When the underlying collateral fair value exceeds the Company’s amortized cost basis, no reserve is recorded. Small balance receivables on non-accrual status with similar risk characteristics are evaluated as a separate pool to determine the appropriate reserve for losses using the historical loss information discussed below.

The Company evaluates finance receivables that are not individually evaluated and share similar risk characteristics on a collective basis and determines the general allowance for credit losses for both retail and wholesale receivables based on historical loss information, using past due account data, current market conditions, and expected changes in future macroeconomic conditions that affect collectability. Historical credit loss data provides relevant information of expected credit losses. The historical information used includes assumptions regarding the likelihood of collecting current and past due accounts, repossession rates, and the recovery rate on the underlying collateral based on used truck values and other pledged collateral or recourse.

The Company has developed a range of loss estimates for each of its country portfolios based on historical experience, taking into account loss frequency and severity in both strong and weak truck market conditions. A projection is made of the range of estimated credit losses inherent in the portfolio from which an amount is determined based on current market conditions and other factors impacting the creditworthiness of the Company’s borrowers and their ability to repay. Adjustments to historical loss information are made for changes in forecasted economic conditions that are specific to the industry and markets in which the Company conducts business. The Company utilizes economic forecasts from third-party sources and determines expected losses based on historical experience under similar market conditions. After determining the appropriate level of the allowance for credit losses, a provision for losses on finance receivables is charged to income as necessary to reflect management’s estimate of expected credit losses, net of recoveries, inherent in the portfolio.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

The allowance for credit losses is summarized as follows:

	2023
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.4	$2.2	$112.6	$2.9	$121.1
Provision for losses	.2	(.1)	3.0		3.1
Charge-offs			(3.3)	(.1)	(3.4)
Recoveries			1.4	.1	1.5
Currency translation and other			1.3	.2	1.5
Balance at March 31	$3.6	$2.1	$115.0	$3.1	$123.8

	2022
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.3	$7.1	$104.4	$2.1	$116.9
Provision for losses	.4	(1.9)	1.2	.5	.2
Charge-offs			(2.5)	(.1)	(2.6)
Recoveries			1.9		1.9
Currency translation and other			1.0	.9	1.9
Balance at March 31	$3.7	$5.2	$106.0	$3.4	$118.3

*	Operating leases and other trade receivables.

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

The Company has three credit quality indicators: performing, watch and at-risk. Performing accounts pay in accordance with the contractual terms and are not considered high-risk. Watch accounts include accounts 31 to 90 days past due and large accounts that are performing but are considered to be high‑risk. Watch accounts are not collateral dependent. At-risk accounts are collateral dependent, including accounts over 90 days past due and other accounts on non-accrual status.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The tables below summarize the amortized cost basis of the Company’s finance receivables within each credit quality indicator by year of origination and portfolio class and current period gross charge-offs of the Company’s finance receivables by year of origination and portfolio class.

	REVOLVING
At March 31, 2023	LOANS	2023	2022	2021	2020	2019	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$3,244.4							$3,244.4
Watch	7.5							7.5
	$3,251.9							$3,251.9
Retail:
Performing	$164.7	$145.3	$588.7	$328.6	$208.4	$221.7	$208.1	$1,865.5
At-risk							.5	.5
	$164.7	$145.3	$588.7	$328.6	$208.4	$221.7	$208.6	$1,866.0
Total dealer	$3,416.6	$145.3	$588.7	$328.6	$208.4	$221.7	$208.6	$5,117.9

Customer retail:
Fleet:
Performing		$938.3	$3,397.9	$1,827.2	$1,180.9	$527.2	$204.6	$8,076.1
Watch		.3	2.9	3.6	2.3	.9	1.2	11.2
At-risk			18.4	19.1	11.2	9.3	3.3	61.3
		$938.6	$3,419.2	$1,849.9	$1,194.4	$537.4	$209.1	$8,148.6
Owner/operator:
Performing		$119.7	$422.1	$366.5	$207.2	$94.8	$31.9	$1,242.2
Watch		.2	2.4	1.3	.7	.2	.2	5.0
At-risk		.1	.8	.8	1.3	.5	.5	4.0
		$120.0	$425.3	$368.6	$209.2	$95.5	$32.6	$1,251.2
Total customer retail		$1,058.6	$3,844.5	$2,218.5	$1,403.6	$632.9	$241.7	$9,399.8

Total	$3,416.6	$1,203.9	$4,433.2	$2,547.1	$1,612.0	$854.6	$450.3	$14,517.7

	REVOLVING
At March 31, 2023	LOANS	2023	2022	2021	2020	2019	PRIOR	TOTAL
Gross charge-offs:
Customer retail:
Fleet			$1.5	$.5	$.5	$.1	$.2	$2.8
Owner/operator			.3	.2			.1	.6
Total			$1.8	$.7	$.5	$.1	$.3	$3.4

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	REVOLVING
At December 31, 2022	LOANS	2022	2021	2020	2019	2018	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$2,766.0							$2,766.0
Watch	6.1							6.1
	$2,772.1							$2,772.1
Retail:
Performing	$206.2	$609.7	$348.6	$223.1	$241.7	$120.8	$121.1	$1,871.2
At-risk							.7	.7
	$206.2	$609.7	$348.6	$223.1	$241.7	$120.8	$121.8	$1,871.9
Total dealer	$2,978.3	$609.7	$348.6	$223.1	$241.7	$120.8	$121.8	$4,644.0

Customer retail:
Fleet:
Performing		$3,558.0	$1,981.9	$1,306.5	$603.7	$203.4	$65.6	$7,719.1
Watch		7.5	7.3	1.8	3.4	2.4	.5	22.9
At-risk		6.7	17.7	18.8	17.2	5.9	.5	66.8
		$3,572.2	$2,006.9	$1,327.1	$624.3	$211.7	$66.6	$7,808.8
Owner/operator:
Performing		$478.2	$425.9	$251.2	$120.9	$45.3	$6.0	$1,327.5
Watch		1.8	.9	.4	.3		.1	3.5
At-risk		.4	.8	1.1	.8	.7		3.8
		$480.4	$427.6	$252.7	$122.0	$46.0	$6.1	$1,334.8
Total customer retail		$4,052.6	$2,434.5	$1,579.8	$746.3	$257.7	$72.7	$9,143.6

Total	$2,978.3	$4,662.3	$2,783.1	$1,802.9	$988.0	$378.5	$194.5	$13,787.6

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2023	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$3,251.8	$1,866.0	$8,100.2	$1,245.2	$14,463.2
31 – 60 days past due	.1		14.8	3.3	18.2
Greater than 60 days past due			33.6	2.7	36.3
	$3,251.9	$1,866.0	$8,148.6	$1,251.2	$14,517.7

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2022	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,772.1	$1,871.9	$7,768.5	$1,329.1	$13,741.6
31 – 60 days past due			14.7	3.1	17.8
Greater than 60 days past due			25.6	2.6	28.2
	$2,772.1	$1,871.9	$7,808.8	$1,334.8	$13,787.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2023	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$34.1	$3.5	$37.6
Amortized cost basis with no specific reserve		$.5	22.7	.4	23.6
Total		$.5	$56.8	$3.9	$61.2

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2022	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$33.9	$3.6	$37.5
Amortized cost basis with no specific reserve		$.7	16.2		16.9
Total		$.7	$50.1	$3.6	$54.4

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

Three Months Ended March 31,	2023	2022
Fleet	$.4	$.5
Owner/operator	.1	.1
	$.5	$.6

Customers Experiencing Financial Difficulty

The Company adopted ASU 2022-02 on January 1, 2023. The amortized cost basis of finance receivables modified for fleet and owner/operator customers experiencing financial difficulty was $6.0 and nil, respectively, at March 31, 2023. Total modifications with customers experiencing financial difficulty represented .2% of the total retail portfolio on an annualized basis. The modifications provided term extensions and granted customers additional time to pay, primarily in Brasil. The financial effects of the term extensions added a weighted-average of 21 months to the life of the modified contracts and the effect on the allowance for credit losses from such modifications was not significant at March 31, 2023.

All of the finance receivables modified with customers experiencing financial difficulty are current. There were no finance receivables modified with customers experiencing financial difficulty on or after January 1, 2023 that had a payment default in the three months ended March 31, 2023.

Troubled Debt Restructuring Disclosures Prior to Adoption of ASU 2022-02

Prior to the adoption of ASU 2022-02, when considering whether to modify customer accounts for credit reasons, the Company evaluated the creditworthiness of the customers and modified those accounts that the Company considered likely to perform under the modified terms. When the Company modified a loan or finance lease for credit reasons and granted a concession, the modification was classified as a troubled debt restructuring (TDR). The Company did not typically grant credit modifications for customers that did not meet minimum underwriting standards since the Company normally repossesses the financed equipment in those circumstances. When such modifications did occur, they were considered TDRs.

The balance of TDRs was $31.1 and $38.3 at December 31, 2022 and March 31, 2022, respectively. At modification date, the pre-modification and post-modification amortized cost basis balances for finance receivables modified during the period by portfolio class were as follows:

Three Months Ended March 31,	2022
	AMORTIZED COST BASIS
	PRE- MODIFICATION	POST- MODIFICATION
Fleet	$.6	$.6
Owner/operator
	$.6	$.6

The effect on the allowance for credit losses from such modifications were not significant at March 31, 2022.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

TDRs modified during the previous twelve months, prior to the adoption of ASC 2022-02, that subsequently defaulted (i.e., became more than 30 days past due) in the three months ended March 31, 2023 and 2022 were nil and $.8, respectively.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at March 31, 2023 and December 31, 2022 was $13.0 and $9.2, respectively. Proceeds from the sales of repossessed assets were $4.6 and $7.8 for the three months ended March 31, 2023 and 2022, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2023	2022
Balance at January 1	$437.7	$344.3
Cost accruals	163.8	73.6
Payments	(134.3)	(88.2)
Change in estimates for pre-existing warranties	53.1	23.1
Currency translation and other	3.3	(3.0)
Balance at March 31	$523.6	$349.8

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2023	2022
Balance at January 1	$904.9	$775.2
Deferred revenues	208.6	146.1
Revenues recognized	(119.3)	(119.3)
Currency translation	7.0	(9.1)
Balance at March 31	$1,001.2	$792.9

The Company expects to recognize approximately $225.9 of the remaining deferred revenue on extended warranties and R&M contracts in 2023, $296.5 in 2024, $258.7 in 2025, $144.9 in 2026, $53.2 in 2027 and $22.0 thereafter.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follow:

Three Months Ended March 31,	2023	2022
Net income	$733.9	$600.5
Other comprehensive income (loss) (OCI):
Unrealized (losses) gains on derivative contracts	(29.5)	36.1
Tax effect	6.3	(9.7)
	(23.2)	26.4
Unrealized gains (losses) on marketable debt securities	14.0	(34.1)
Tax effect	(3.5)	8.5
	10.5	(25.6)
Pension plans	1.0	10.3
Tax effect	(.1)	(2.4)
	.9	7.9
Foreign currency translation gains	92.0	34.7
Net other comprehensive income	80.2	43.4
Comprehensive income	$814.1	$643.9

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2023	$35.1	$(43.6)	$(110.9)	$(834.0)	$(953.4)
Recorded into AOCI	(46.4)	11.3	.2	92.0	57.1
Reclassified out of AOCI	23.2	(.8)	.7		23.1
Net other comprehensive (loss) income	(23.2)	10.5	.9	92.0	80.2
Balance at March 31, 2023	$11.9	$(33.1)	$(110.0)	$(742.0)	$(873.2)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2022	$(13.5)	$(1.1)	$(269.8)	$(636.7)	$(921.1)
Recorded into AOCI	18.1	(25.5)	3.5	34.7	30.8
Reclassified out of AOCI	8.3	(.1)	4.4		12.6
Net other comprehensive income (loss)	26.4	(25.6)	7.9	34.7	43.4
Balance at March 31, 2022	$12.9	$(26.7)	$(261.9)	$(602.0)	$(877.7)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	March 31
AOCI COMPONENTS	COMPREHENSIVE INCOME	2023	2022
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$.2	$6.9
	Cost of sales and revenues		3.7
	Interest and other expenses (income), net	(.7)	.3

Commodity contracts	Cost of sales and revenues	2.2	4.9
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	.8
Interest-rate contracts	Interest and other borrowing expenses	27.4	(6.6)
	Pre-tax expense increase	29.9	9.2
	Tax benefit	(6.7)	(.9)
	After-tax expense increase	23.2	8.3
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income (loss)	(1.1)	(.1)
	Tax expense	.3
	After-tax income increase	(.8)	(.1)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other expenses (income), net	.7	5.6
Prior service costs	Interest and other expenses (income), net	.3	.1
	Pre-tax expense increase	1.0	5.7
	Tax benefit	(.3)	(1.3)
	After-tax expense increase	.7	4.4
Total reclassifications out of AOCI		$23.1	$12.6

Stock Compensation Plans

Stock-based compensation expense was $13.5 and $8.2 for the three months ended March 31, 2023 and 2022, respectively.

During the first three months of 2023, the Company issued 638,871 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first three months of 2023, the Company acquired no treasury shares under the Company’s common stock repurchase plans. The Company acquired 43,316 shares under the Company’s Long-Term Incentive Plan. Stock repurchases of $390.0 million remain authorized under the current $500.0 million program approved by the PACCAR Board of Directors on December 4, 2018.

NOTE H - Income Taxes

The effective tax rate for the first quarter of 2023 was 20.1% compared to 22.2% for the first quarter of 2022, primarily due to a higher mix of income generated in jurisdictions with lower tax rates in 2023 as compared to 2022.

NOTE I - Segment Information

PACCAR operates in three principal segments: Truck, Parts and Financial Services. The Company evaluates the performance of its Truck and Parts segments based on operating profits, which excludes investment income, other income and expense and income taxes. The Financial Services segment’s performance is evaluated based on income before income taxes. The accounting policies of the reportable segments are the same as those applied in the consolidated financial statements as described in Note A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Three Months Ended March 31,	2023	2022
Net sales and revenues:
Truck	$6,578.7	$4,835.5
Less intersegment	(164.9)	(138.4)
External customers	6,413.8	4,697.1
Parts	1,641.1	1,405.3
Less intersegment	(18.1)	(16.4)
External customers	1,623.0	1,388.9
Other	13.3	20.4
	8,050.1	6,106.4
Financial Services	423.2	366.2
	$8,473.3	$6,472.6
Income before income taxes:
Truck	$894.3	$276.7
Parts	438.6	340.2
Other*	(611.7)	10.0
	721.2	626.9
Financial Services	148.8	147.0
Investment income (loss)	49.0	(2.5)
	$919.0	$771.4
Depreciation and amortization:
Truck	$99.8	$71.6
Parts	3.7	3.2
Other	6.3	5.7
	109.8	80.5
Financial Services	111.3	105.2
	$221.1	$185.7

*    In 2023, Other includes a $600.0 million non-recurring charge related to civil litigation in Europe (EC-related claims) which is discussed in Note M.

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $67.5 at March 31, 2023.

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

At March 31, 2023, the notional amount of the Company’s interest-rate contracts was $2,972.1. Notional maturities for all interest-rate contracts are $534.0 for the remainder of 2023, $586.4 for 2024, $933.5 for 2025, $569.6 for 2026, $204.7 for 2027, $106.9 for 2028 and $37.0 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At March 31, 2023, the notional amount of the outstanding foreign-exchange contracts was $2,280.9. Foreign-exchange contracts typically mature within one year.

Commodity Contracts: The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks. The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. At March 31, 2023, the notional amount of the outstanding commodity contracts was $50.3. Commodity contracts mature within one year.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	March 31, 2023		December 31, 2022
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$40.5		$58.0
Deferred taxes and other liabilities		$97.0		$82.6
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	21.1		57.3
Accounts payable, accrued expenses and other		24.3		9.5
Financial Services:
Other current assets			1.6
Deferred taxes and other liabilities		9.4		5.1
Commodity contracts:
Truck, Parts and Other:
Other current assets	4.5		1.5
Accounts payable, accrued expenses and other		3.6		.6
	$66.1	$134.3	$118.4	$97.8
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$1.0		$1.0
Accounts payable, accrued expenses and other		$.5		$.1
Financial Services:
Other assets	.4
Deferred taxes and other liabilities		.2		.1
Commodity contracts:
Truck, Parts and Other:
Accounts payable, accrued expenses and other				.2
	$1.4	$.7	$1.0	$.4
Gross amounts recognized in Balance Sheets	$67.5	$135.0	$119.4	$98.2
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	$(2.2)	$(2.2)	$(.1)	$(.1)
Commodity contracts	(2.1)	(2.1)	(.5)	(.5)
Financial Services:
Foreign-exchange contracts			(1.8)	(1.8)
Interest-rate contracts	(23.8)	(23.8)	(21.5)	(21.5)
Pro forma net amount	$39.4	$106.9	$95.5	$74.3

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the amount of loss (gain) from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

Three Months Ended March 31,	2023		2022
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$.2		$6.9
Cost of sales and revenues
Cash flow hedges				3.7
Derivatives not designated as hedging instruments		(2.0)		(.5)
Interest and other (income), net
Cash flow hedges		1.8		.3
Net investment hedges		(2.8)		(1.3)
Derivatives not designated as hedging instruments		1.9		1.9
		$(.9)		$11.0
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$27.4	$2.4	$(6.6)
Fair value hedges	1.6		(.1)
Derivatives not designated as hedging instruments		(.3)		$.1
	$29.0	$2.1	$(6.7)	$.1
Total	$29.0	$1.2	$(6.7)	$11.1

The loss from commodity contracts recorded in Cost of sales and revenue was $2.2 and $4.9 for the three months ended March 31, 2023 and 2022, respectively.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31	December 31
	2023	2022
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$180.5	$319.8
Cumulative basis adjustment included in the carrying amount	12.9	27.7

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $18.0 and $7.1 as of March 31, 2023 and December 31, 2022, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts and all commodity contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The Company elected to exclude the forward premium component (excluded component) on some foreign-exchange cash flow hedges and amortize the excluded component over the life of the derivative instruments. The amortization of the excluded component is recognized in Interest and other (income), net in Truck, Parts and Other segment and Interest and other borrowing expenses in Financial Services segment in the Consolidated Statements of Comprehensive Income. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 9.7 years.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following tables presents the pre-tax effects of gain (loss) on cash flow hedges recognized in other comprehensive income (loss) (OCI):

Three Months Ended March 31,	2023		2022
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Gain (loss) recognized in OCI:
Truck, Parts and Other		$(20.1)		$(28.4)
Financial Services	$(42.3)	(1.0)	$19.9	(.5)
	$(42.3)	$(21.1)	$19.9	$(28.9)

The pre-tax effects of loss commodity hedges recognized in other comprehensive income (loss) (OCI) for Truck, Parts and Other was $3.9 and $35.9 as of March 31, 2023 and 2022, respectively.

The amount of loss recorded in AOCI at March 31, 2023 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $4.6, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gain reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was $.2 and $.1 for the three months ended March 31, 2023 and 2022, respectively.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At March 31, 2023, the notional amount of the outstanding net investment hedges was $443.6. For the three months ended March 31, 2023 and 2022, the pre-tax gain recognized in OCI for the net investment hedges were $.4 and $18.2, respectively.

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At March 31, 2023	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$413.3	$413.3
U.S. taxable municipal / non-U.S. provincial bonds		199.4	199.4
U.S. corporate securities		272.8	272.8
U.S. government and agency securities	$132.8		132.8
Non-U.S. corporate securities		434.9	434.9
Non-U.S. government securities		81.8	81.8
Other debt securities		102.5	102.5
Total marketable debt securities	$132.8	$1,504.7	$1,637.5
Marketable equity securities	$1.4		$1.4
Total marketable securities	$134.2	$1,504.7	$1,638.9
Derivatives
Cross currency swaps		$35.0	$35.0
Interest-rate swaps		5.5	5.5
Foreign-exchange contracts		22.5	22.5
Commodity contracts		4.5	4.5
Total derivative assets		$67.5	$67.5
Liabilities:
Derivatives
Cross currency swaps		$78.8	$78.8
Interest-rate swaps		18.2	18.2
Foreign-exchange contracts		34.4	34.4
Commodity contracts		3.6	3.6
Total derivative liabilities		$135.0	$135.0

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2022	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$445.1	$445.1
U.S. taxable municipal / non-U.S. provincial bonds		180.8	180.8
U.S. corporate securities		251.0	251.0
U.S. government and agency securities	$115.0		115.0
Non-U.S. corporate securities		450.0	450.0
Non-U.S. government securities		76.4	76.4
Other debt securities		94.7	94.7
Total marketable debt securities	$115.0	$1,498.0	$1,613.0
Marketable equity securities	$1.2		$1.2
Total marketable securities	$116.2	$1,498.0	$1,614.2
Derivatives
Cross currency swaps		$49.1	$49.1
Interest-rate swaps		8.9	8.9
Foreign-exchange contracts		59.9	59.9
Commodity contracts		1.5	1.5
Total derivative assets		$119.4	$119.4
Liabilities:
Derivatives
Cross currency swaps		$52.0	$52.0
Interest-rate swaps		30.6	30.6
Foreign-exchange contracts		14.8	14.8
Commodity contracts		.8	.8
Total derivative liabilities		$98.2	$98.2

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2023		December 31, 2022
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$6,980.8	$6,760.3	$6,859.1	$6,582.0
Liabilities:
Financial Services fixed rate debt	8,265.7	8,107.3	8,070.5	7,715.9

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension (income) expense for the Company’s defined benefit plans:

Three Months Ended March 31,	2023	2022
Service cost	$25.0	$32.5
Interest on projected benefit obligation	31.1	19.1
Expected return on assets	(57.5)	(48.7)
Amortization of prior service costs	.3	.1
Recognized actuarial loss	.7	5.6
Net pension (income) expense	$(.4)	$8.6

The components of net pension expense other than service cost are included in Interest and other (income), net on the Consolidated Statements of Comprehensive Income.

The Company contributed $5.8 and $6.7 for three months ended March 31, 2023 and 2022, respectively.

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

The legal proceedings are moving through the court systems. In 2023, several European courts issued judgements; some have been favorable while others have been unfavorable and are being appealed. The Company believes it has meritorious defenses to the legal claims. During the first quarter of 2023, the Company settled with several claimants. Based on these settlements and judgements, the Company recorded in the first quarter 2023, a non-recurring pre-tax charge of $600.0 million ($446.4 million after-tax) for the estimable total cost. The estimate may be adjusted as the legal process continues, which could have a material impact on the Company’s financial results.

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

First Quarter Financial Highlights:

•	Worldwide net sales and revenues were $8.47 billion in 2023 compared to $6.47 billion in 2022, primarily due to higher truck and parts revenues.
•	Truck revenues were $6.41 billion in 2023 compared to $4.70 billion in 2022, primarily due to higher truck deliveries and price realization in all markets.
•	Parts sales were $1.62 billion in 2023 compared to $1.39 billion in 2022 reflecting higher demand and price realization in all markets.
•	Financial Services revenues were $423.2 million in 2023 compared to $366.2 million in 2022, primarily due to portfolio growth and higher portfolio yields.
•	Net income was $733.9 million ($1.40 per diluted share) in 2023 compared to $600.5 million ($1.15 per diluted share) in 2022 due to higher Truck, Parts and Financial Services operating results.
•

Adjusted net income (non-GAAP), excluding a $446.4 million after-tax non-recurring charge related to civil litigation in Europe, was $1.18 billion ($2.25 per diluted share). See Reconciliation of GAAP to Non-GAAP Financial Measures on page 40.

•	Capital investments were $132.9 million in 2023 compared to $113.5 million in 2022.
•	Research and development (R&D) expenses were $97.2 million in 2023 compared to $78.0 million in 2022.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $17.91 billion. PFS issued $800.0 million in medium-term notes during the first three months of 2023 to support new business volume and repay maturing debt.

Truck Outlook

Truck industry heavy-duty retail sales in the U.S. and Canada in 2023 are expected to be 280,000 to 320,000 units compared to 283,500 in 2022. In Europe, 2023 truck industry registrations for over 16-tonne vehicles are expected to be 280,000 to 320,000 units compared to 297,500 in 2022. In South America, heavy-duty truck industry registrations in 2022 are projected to be 115,000 to 125,000 as compared to 137,100 in 2022.

The Company has been affected by an industry-wide undersupply of component parts and anticipates the shortages may continue to affect deliveries in 2023.

Parts Outlook

In 2023, PACCAR Parts sales are expected to increase 10-13% compared to 2022 levels reflecting strong freight demand.

Financial Services Outlook

In 2023, average earning assets are expected to increase 4-7% compared to 2022. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline.

Capital Investments and R&D Outlook

Capital investments in 2023 are expected to be $600 to $650 million and R&D is expected to be $380 to $420 million. The Company is increasing its investment in next generation clean diesel and electric powertrain technologies, autonomous driving systems, connected vehicle services, advanced manufacturing and distribution capabilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three months ended March 31, 2023 and 2022 are presented below.

($ in millions, except per share amounts)
Three Months Ended March 31,	2023	2022
Net sales and revenues:
Truck	$6,413.8	$4,697.1
Parts	1,623.0	1,388.9
Other	13.3	20.4
Truck, Parts and Other	8,050.1	6,106.4
Financial Services	423.2	366.2
	$8,473.3	$6,472.6
Income before income taxes:
Truck	$894.3	$276.7
Parts	438.6	340.2
Other*	(611.7)	10.0
Truck, Parts and Other	721.2	626.9
Financial Services	148.8	147.0
Investment income	49.0	(2.5)
Income taxes	(185.1)	(170.9)
Net income	$733.9	$600.5
Diluted earnings per share	$1.40	$1.15
After-tax return on revenues	8.7%	9.3%
After-tax adjusted return on revenues (non-GAAP)**	13.9%

*    In 2023, Other includes a $600.0 million non-recurring charge related to civil litigation in Europe (EC-related claims).

**  See Reconciliation of GAAP to Non-GAAP Financial Measures for 2023 on page 40.

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

2023 Compared to 2022:

Truck

The Company’s Truck segment accounted for 76% of revenues in the first quarter of 2023 compared to 73% in the first quarter of 2022.

The Company’s new truck deliveries are summarized below:

Three Months Ended March 31,	2023	2022	% CHANGE
U.S. and Canada	26,000	20,700	26
Europe	17,400	16,100	8
Mexico, South America, Australia and other	7,700	6,200	24
Total units	51,100	43,000	19

The increase in new truck deliveries worldwide in the first quarter of 2023 compared to the same period of 2022 was driven by higher build rates and increased demand in all major markets. The industry-wide undersupply of component parts continues to impact deliveries.

Market share data discussed below is provided by third-party sources and is measured by either registrations or retail sales for the Company’s dealer network as a percentage of total registrations or retail sales depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In the first three months of 2023, industry retail sales in the heavy-duty market in the U.S. and Canada were 72,000 units compared to 56,100 units in the same period of 2022. The Company’s heavy-duty truck retail market share was 27.0% in the first three months of 2023 compared to 28.8% in the first three months of 2022. The medium-duty market was 25,900 units in the first three months of 2023 compared to 20,800 units in the same period of 2022. The Company’s medium-duty market share was 11.2% in the first three months of 2023 compared to 9.7% in the first three months of 2022.

The over 16‑tonne truck market in Europe in the first three months of 2023 was 90,200 units compared to 74,600 units in the first three months of 2022. DAF over 16‑tonne market share was a 16.1% in the first three months of 2023 compared to 17.1% in the same period of 2022. The 6 to 16‑tonne market in the first three months of 2023 was 11,400 units compared to 9,300 units in the same period of 2022. DAF market share in the 6 to 16-tonne market in the first three months of 2023 was 9.2% compared to 9.7% in the same period of 2022.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Three Months Ended March 31,	2023	2022	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$3,694.0	$2,590.6	43
Europe	1,803.5	1,450.9	24
Mexico, South America, Australia and other	916.3	655.6	40
	$6,413.8	$4,697.1	37
Truck income before income taxes	$894.3	$276.7	223
Pre-tax return on revenues	13.9%	5.9%

The Company’s worldwide truck net sales and revenues in the first quarter increased to $6.41 billion in 2023 from $4.70 billion in 2022. The increase was primarily due to higher truck unit deliveries and improved price realization in all markets, partially offset by unfavorable currency translation effects, primarily the euro.

Truck segment income before taxes and pretax return on revenues increased compared to the same periods in 2022 reflecting higher truck unit deliveries and improved margins.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2023 and 2022 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended March 31, 2022	$4,697.1	$4,296.1	$401.0
Increase (decrease)
Truck sales volume	1,047.3	834.7	212.6
Average truck sales prices	812.8		812.8
Average per truck material, labor and other direct costs		269.0	(269.0)
Factory overhead and other indirect costs		58.7	(58.7)
Extended warranties, operating leases and other	(.8)	40.3	(41.1)
Currency translation	(142.6)	(126.7)	(15.9)
Total increase	1,716.7	1,076.0	640.7
Three Months Ended March 31, 2023	$6,413.8	$5,372.1	$1,041.7

•	Truck sales volume reflects higher truck deliveries in all major markets.
•	Average truck sales prices increased sales by $812.8 million, primarily due to higher price realization worldwide reflecting inflationary cost increases and the positive effect of new truck models.
•	Average cost per truck increased cost of sales by $269.0 million, primarily reflecting higher raw material, freight, labor and product support costs.
•	Factory overhead and other indirect costs increased $58.7 million, primarily due to higher labor costs, depreciation, maintenance and utilities.

•

Extended warranties, operating leases and other decreased revenues by $.8 million and increased cost of sales by $40.3 million. The increase in cost of sales was primarily due to higher labor and material costs.

•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the euro relative to the U.S. dollar.
•	Truck gross margin was 16.2% in the first quarter of 2023 compared to 8.5% in the same period of 2022 due to the factors noted above.

Truck SG&A expense decreased in the first quarter of 2023 to $72.4 million from $73.4 million in 2022. The decrease was primarily due to lower sales and marketing costs and currency translation effects, partially offset by higher salaries and related expenses and higher travel costs. As a percentage of sales, Truck SG&A decreased to 1.1% in the first quarter compared to 1.6% in the same period of 2022.

Parts

The Company’s Parts segment accounted for 19% of revenues in the first quarter of 2023 compared to 21% in the same period of 2022

($ in millions)
Three Months Ended March 31,	2023	2022	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$1,132.1	$975.7	16
Europe	344.3	296.1	16
Mexico, South America, Australia and other	146.6	117.1	25
	$1,623.0	$1,388.9	17
Parts income before income taxes	$438.6	$340.2	29
Pre-tax return on revenues	27.0%	24.5%

The Company’s worldwide parts net sales and revenues for the first quarter increased to $1.62 billion in 2023 from $1.39 billion in 2022, primarily due to higher demand in all markets and higher price realization, partially offset by unfavorable currency translation effects. The increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher sales volume and higher margins, partially offset by unfavorable currency translation effects.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2023 and 2022 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended March 31, 2022	$1,388.9	$970.3	$418.6
Increase (decrease)
Aftermarket parts volume	52.8	29.8	23.0
Average aftermarket parts sales prices	209.5		209.5
Average aftermarket parts direct costs		100.8	(100.8)
Warehouse and other indirect costs		14.4	(14.4)
Currency translation	(28.2)	(14.3)	(13.9)
Total increase	234.1	130.7	103.4
Three Months Ended March 31, 2023	$1,623.0	$1,101.0	$522.0

•	Aftermarket parts sales volume increased by $52.8 million and related cost of sales increased by $29.8 million due to higher demand in all markets.
•	Average aftermarket parts sales prices increased sales by $209.5 million primarily due to higher price realization in North America and Europe.
•	Average aftermarket parts direct costs increased $100.8 million due to higher material and freight costs.
•	Warehouse and other indirect costs increased $14.4 million primarily due to higher salaries and related expenses and higher shipping costs.

•	The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the euro relative to the U.S. dollar.
•	Parts gross margins in the first quarter of 2023 increased to 32.2% from 30.1% in the first quarter of 2022 due to the factors noted above.

Parts SG&A expense increased in the first quarter of 2023 to $58.1 million from $54.9 million in 2022, primarily due to higher salaries and related expenses, partially offset by lower sales and marketing costs and currency translation effects. As a percentage of sales, Parts SG&A was 3.6% in the first quarter of 2023 compared to 4.0% in the first quarter of 2022.

Financial Services

The Company’s Financial Services segment accounted for 5% of revenues in the first quarter of 2023, compared to 6% in the first quarter of 2022.

($ in millions)
Three Months Ended March 31,	2023	2022	% CHANGE
New loan and lease volume:
U.S. and Canada	$645.7	$836.8	(23)
Europe	393.8	350.2	12
Mexico, Australia, Brasil and other	392.7	297.2	32
	$1,432.2	$1,484.2	(4)
New loan and lease volume by product:
Loans and finance leases	$1,241.1	$1,243.9
Equipment on operating lease	191.1	240.3	(20)
	$1,432.2	$1,484.2	(4)
New loan and lease unit volume:
Loans and finance leases	9,480	9,600	(1)
Equipment on operating lease	2,190	2,880	(24)
	11,670	12,480	(6)
Average earning assets:
U.S. and Canada	$8,906.2	$8,511.0	5
Europe	4,379.8	3,826.5	14
Mexico, Australia, Brasil and other	3,075.3	2,326.7	32
	$16,361.3	$14,664.2	12
Average earning assets by product:
Loans and finance leases	$11,021.9	$10,073.8	9
Dealer wholesale financing	2,644.4	1,671.7	58
Equipment on lease and other	2,695.0	2,918.7	(8)
	$16,361.3	$14,664.2	12
Revenues:
U.S. and Canada	$184.0	$168.6	9
Europe	138.0	129.5	7
Mexico, Australia, Brasil and other	101.2	68.1	49
	$423.2	$366.2	16
Revenues by product:
Loans and finance leases	$161.6	$118.4	36
Dealer wholesale financing	46.4	13.9	234
Equipment on lease and other	215.2	233.9	(8)
	$423.2	$366.2	16
Income before income taxes	$148.8	$147.0	1

New loan and lease unit volume was $1,432.2 million in the first quarter of 2023 compared to $1,484.2 million in the first quarter of 2022, reflecting lower new loan and lease volume in the U.S., partially offset by higher new loan and lease volume in Mexico, Europe and Brasil. PFS finance market share of new PACCAR truck sales was 22.7% compared to 28.3% in the first quarter of 2022, reflecting lower finance market share in the U.S., partially offset by higher finance market share in Mexico.

In the first quarter of 2023, PFS revenues increased to $423.2 million from $366.2 million in 2022, reflecting higher interest income driven by higher portfolio yields and portfolio growth.

PFS income before income taxes increased to $148.8 million in the first quarter of 2023 from $147.0 million in the first quarter of 2022, primarily due to higher finance margins, partially offset by lower operating lease margins.

Included in Financial Services “Other assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $165.5 million at March 31, 2023 and $141.7 million at December 31, 2022. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized gains on used trucks, excluding repossessions, of $27.8 million in the first quarter of 2023 compared to gains of $35.2 million in the first quarter of 2022. Used truck losses related to repossessions, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for either the first quarter of 2023 or 2022.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the three months ended March 31, 2023 and 2022 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended March 31, 2022	$132.3	$39.8	$92.5
Increase (decrease)
Average finance receivables	32.8		32.8
Average debt balances		10.9	(10.9)
Yields	44.8		44.8
Borrowing rates		44.4	(44.4)
Currency translation and other	(1.9)	(1.3)	(.6)
Total increase	75.7	54.0	21.7
Three Months Ended March 31, 2023	$208.0	$93.8	$114.2

•	Average finance receivables increased $2.18 billion (excluding foreign exchange effects) in the first quarter of 2023 primarily due to higher average loan and dealer wholesale balances.
•

Average debt balances increased $1.37 billion (excluding foreign exchange effects) in the first quarter of 2023, reflecting higher funding requirements for the portfolio, which includes loans, finance leases, dealer wholesale and equipment on operating lease.

•

Higher portfolio yields (6.2% in 2023 compared to 4.5% in 2022) increased interest and fees by $44.8 million. The higher portfolio yields were primarily due to higher market rates in Europe, North America and Brasil.

•	Higher borrowing rates (3.2% in 2023 compared to 1.5% in 2022) were primarily due to higher debt market rates.
•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro, partially offset by the Mexican peso.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Three Months Ended March 31,	2023	2022
Operating lease and rental revenues	$200.8	$208.6
Used truck sales	8.7	20.6
Insurance, franchise and other revenues	5.7	4.7
Operating lease, rental and other revenues	$215.2	$233.9

Depreciation of operating lease equipment	$123.4	$112.5
Vehicle operating expenses	9.1	10.4
Cost of used truck sales	8.9	19.7
Insurance, franchise and other expenses	.9	.9
Depreciation and other expenses	$142.3	$143.5

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended March 31, 2023 and 2022 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended March 31, 2022	$233.9	$143.5	$90.4
(Decrease) increase
Used truck sales	(11.8)	(10.6)	(1.2)
Results on returned lease assets		17.9	(17.9)
Average operating lease assets	(20.2)	(16.9)	(3.3)
Revenue and cost per asset	15.1	10.9	4.2
Currency translation and other	(1.8)	(2.5)	.7
Total decrease	(18.7)	(1.2)	(17.5)
Three Months Ended March 31, 2023	$215.2	$142.3	$72.9
•	Lower sales volume of used trucks received on trade in Europe and the U.S. decreased revenues by $11.8 million and related depreciation and other expenses by $10.6 million.
•	Results on returned lease assets increased depreciation and other expenses by $17.9 million, primarily due to lower gains on sales of returned units as a result of lower used truck market values.
•	Average operating lease assets decreased $154.9 million (excluding foreign exchange effects), which decreased revenues by $20.2 million and related depreciation and other expenses by $16.9 million.
•

Revenue per asset increased $15.1 million primarily due to higher lease rates, reflecting higher average truck value financed and higher market rates. Cost per asset increased $10.9 million due to higher depreciation and operating expenses.

•	The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro, partially offset by the Mexican peso.

Financial Services SG&A was $35.2 million in the first quarter of 2023 compared to $35.7 million in 2022. As an annualized percentage of average earnings assets, Financial Services SG&A was .9% in the first quarter of 2023 and 1.0% in the first quarter of 2022.

The following table summarizes the provision for losses on receivables and net charge-offs:

	2023		2022
($ in millions) Three Months Ended March 31,	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$.5	$.8	$(2.5)	$(.6)
Europe	.2	.2		.2
Mexico, Australia, Brasil and other	2.4	.9	2.7	1.1
	$3.1	$1.9	$.2	$.7

The provision for losses on receivables increased to $3.1 million in the first quarter of 2023 from $.2 million for the same period in 2022, primarily driven by portfolio growth in all regions and lower loss recoveries in the U.S.

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

The post-modification balances of accounts modified during the three months ended March 31, 2023 and 2022 are summarized below:

	2023		2022
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$45.5	1.6%	$72.1	2.8%
Insignificant delay	26.7	.9%	18.1	.7%
Credit	12.3	.4%	21.7	.8%
	$84.5	2.9%	$111.9	4.3%

*	Amortized cost basis immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

Modification activity decreased to $84.5 million in the first quarter of 2023 from $111.9 million in the same period of 2022. The decrease in modifications for Commercial reasons primarily reflects lower volumes of refinancing. The increase in Insignificant delay reflects an increase in customers requesting payment relief for up to three months. The decrease in Credit reflects lower volumes of contract modifications and granting more time to pay, primarily in Brasil.

The following table summarizes the Company’s 30+ days past due accounts:

	March 31 2023	December 31 2022	March 31 2022
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%	.1%
Europe	.3%	.2%	.6%
Mexico, Australia, Brasil and other	1.8%	1.6%	1.8%
Worldwide	.5%	.4%	.4%

Accounts 30+ days past due was .5% at March 31, 2023 compared to .4% at December 31, 2022 and .4% at March 31, 2022. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $10.8 million of accounts worldwide during the first quarter of 2023, $8.9 million during the fourth quarter of 2022 and $9.4 million during the first quarter of 2022 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31 2023	December 31 2022	March 31 2022
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.1%	.1%
Europe	.3%	.2%	.6%
Mexico, Australia, Brasil and other	2.2%	2.0%	2.3%
Worldwide	.6%	.5%	.5%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2023, December 31, 2022 and March 31, 2022. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2023, December 31, 2022 and March 31, 2022.

The Company’s annualized pre-tax return on average assets for Financial Services was 3.4% in the first quarter of 2023 compared to 3.8% in the same period of 2022.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the first quarter of 2023 and 2022. Other SG&A increased to $29.3 million for the first quarter of 2023 from $19.7 million for the first quarter of 2022, primarily due to higher salaries and related expenses, and higher professional fees.

For the first quarter, Other (loss) income before income taxes was ($611.7) million compared to $10.0 million in 2022, primarily due to the EC-related charge which is discussed in Note M of the consolidated financial statements.

Investment income for the first quarter was $49.0 million in 2023 compared to investment loss of $2.5 million in 2022, primarily driven by higher yields on investment due to higher market interest rates in all regions, as well as higher investment balances.

Income Taxes

The effective tax rate for the first quarter of 2023 was 20.1% compared to 22.2% for the first quarter of 2022. The lower effective tax rate in the first quarter of 2023 was primarily due to a higher mix of income generated in jurisdictions with lower tax rates in 2023 as compared to 2022.

($ in millions)
Three Months Ended March 31,	2023	2022
Domestic income before taxes	$889.3	$474.0
Foreign income before taxes	29.7	297.4
Total income before taxes	$919.0	$771.4
Domestic pre-tax return on revenues	19.4%	14.1%
Foreign pre-tax return on revenues	.8%	9.6%
Total pre-tax return on revenues	10.8%	11.9%

For the first quarter of 2023, domestic income before income taxes and pre-tax return on revenues increased primarily due to the improved results from Truck, Parts and Financial Services operations. In the first quarter of 2023, foreign income before income taxes and pre-tax return on revenues decreased due to the EC-related charge of $600.0 million, partially offset by improved results from Truck, Parts and Financial Services operations.

LIQUIDITY AND CAPITAL RESOURCES:

	March 31	December 31
($ in millions)	2023	2022
Cash and cash equivalents	$4,410.1	$4,690.9
Marketable securities	1,638.9	1,614.2
	$6,049.0	$6,305.1

The Company’s total cash and marketable securities at March 31, 2023 decreased $256.1 million from the balances at December 31, 2022. Total cash and marketable securities are primarily intended to provide liquidity while preserving capital.

The change in cash and cash equivalents is summarized below:

($ in millions)
Three Months Ended March 31,	2023	2022
Operating activities:
Net income	$733.9	$600.5
Net income items not affecting cash	165.7	45.2
Changes in operating assets and liabilities, net	(214.8)	(186.4)
Net cash provided by operating activities	684.8	459.3
Net cash used in investing activities	(292.7)	(406.1)
Net cash used in financing activities	(690.8)	(156.4)
Effect of exchange rate changes on cash and cash equivalents	17.9	(10.2)
Net decrease in cash and cash equivalents	(280.8)	(113.4)
Cash and cash equivalents at beginning of period	4,690.9	3,428.3
Cash and cash equivalents at end of period	$4,410.1	$3,314.9

Operating activities: Cash provided by operations increased by $225.5 million to $684.8 million in the first three months of 2023 from $459.3 million in 2022. Higher operating cash flows reflects higher net income of $133.4 million and higher accrued expenses including the EC-related charge. The higher operating cash flows were partially offset by higher cash usage of $170.8 million for inventories and higher cash usage of $123.8 million for wholesale receivables.

Investing activities: Cash used in investing activities decreased by $113.4 million to $292.7 million in the first three months of 2023 from $406.1 million in 2022. Lower net cash used in investing activities reflects lower acquisitions of equipment for operating leases of $77.1 million and lower net originations for retail loans and financing leases of $77.9 million. The lower net cash used in investing activities were partially offset by lower proceeds received from asset disposals of $16.7 million.

Financing activities: Cash used in financing activities increased by $534.4 to $690.8 million in the first three months of 2023 from $156.4 in 2022. In the first three months of 2023, the company paid $1,105.3 million in dividends in 2023 compared to $639.4 million in 2022, due primarily to a higher extra dividend paid in January 2023. Cash provided from borrowing activities was $397.0 million, $71.2 lower than the cash provided by borrowing activities of $468.2 in 2022.

Credit Lines and Other

The Company has line of credit arrangements of $3.84 billion, of which $3.48 billion were unused at March 31, 2023. Included in these arrangements are $3.00 billion of committed bank facilities, of which $1.00 billion expires in June 2023, $1.00 billion expires in June 2025 and $1.00 billion expires in June 2027. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the three months ended March 31, 2023.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of March 31, 2023, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the first quarter of 2023.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in the first three months of 2023 were $127.9 million compared to $110.5 million for the same period of 2022. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $7.31 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2023, total capital investments for PACCAR are expected to be $600 to $650 million and R&D is expected to be $380 to $420 million. The Company is increasing its investment in clean diesel and electric powertrain technologies, autonomous systems, connected vehicle services, next-generation manufacturing and parts distribution capabilities.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2021, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of March 31, 2023 was $6.35 billion. The registration expires in November 2024 and does not limit the principal amount of debt securities that may be issued during that period.

As of March 31, 2023, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.42 billion available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program has been renewed through the filing of a new listing which expires in July 2023. The Company intends to renew this medium-term note program.

In August 2021, PACCAR Financial Mexico registered a 10.00 billion Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5.00 billion Mexican pesos. At March 31, 2023, 8.80 billion Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL Australia), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL Australia as of March 31, 2023 was 700.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program.  The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFL Canada as of March 31, 2023 was 150.0 million Canadian dollars.

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

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES:

This Form 10-Q includes “adjusted net income (non-GAAP)” and “adjusted net income per diluted share (non-GAAP)”, which are financial measures that are not in accordance with U.S. generally accepted accounting principles (“GAAP”), since they exclude a charge for EC-related claims. These measures differ from the most directly comparable measures calculated in accordance with GAAP and may not be comparable to similarly titled non-GAAP financial measures used by other companies.

Adjustment for the EC-related claims relates to a pre-tax charge of $600.0 million ($446.4 million after-tax) for estimable total costs recorded in Interest and other expenses (income), net in the first quarter 2023.

Management utilizes these non-GAAP measures to evaluate the Company’s performance and believes these measures allow investors and management to evaluate operating trends by excluding a significant non-recurring charge that is not representative of underlying operating trends.

Reconciliations from the most directly comparable GAAP measures to adjusted net income (non-GAAP) and adjusted net income per diluted shares (non-GAAP) are as follows:

Three Months Ended
($ in millions, except per share amounts)	March 31, 2023
Net income	$733.9
EC-related claims, net of taxes	446.4
Adjusted net income (non-GAAP)	$1,180.3
Per diluted share
Net income	$1.40
EC-related claims, net of taxes	.85
Adjusted net income (non-GAAP)	$2.25
After-tax return on revenues	8.7%
EC-related claims, net of taxes	5.2%
After-tax adjusted return on revenues (non-GAAP) *	13.9%
* Calculated using adjusted net income.

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations or tariffs resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials and components, including semiconductors; labor disruptions; shortages of commercial truck drivers; increased warranty costs; pandemics; climate-related risks; global conflicts; litigation, including European Commission (EC) settlement-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the headings Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022 and in Part II, Item 1, “Legal Proceedings” and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2023. For additional information, refer to Item 7A as presented in the 2022 Annual Report on Form 10‑K.

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

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the three months ended March 31, 2023.

ITEM 1.LEGAL PROCEEDINGS

Refer to Note M – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements (Part I, Item 1) for discussion on litigation matters, which is incorporated by reference herein.

ITEM 1A.RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2022 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2023.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the three months ended March 31, 2023.

(c)	Issuer purchases of equity securities.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of March 31, 2023, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the first quarter of 2023.

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

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 10, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	10-K	February 22, 2023	10(d)	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(f)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

	(g)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	10-K	February 19, 2020	10(g)	001-14817

	(h)	PACCAR Inc Long Term Incentive Plan	10-K	February 22, 2023	10(h)	001-14817

	(i)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

	(j)	PACCAR Inc Long Term Incentive Plan, 2018 Form of Restricted Stock Award Agreement	10-K	February 21, 2019	10(m)	001-14817

	(k)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Unit Agreement	10-K	February 21, 2019	10(n)	001-14817

	(l)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

	(m)	Memorandum of Understanding, dated as of May 11, 2007, by and among PACCAR Engine Company, the State of Mississippi and certain state and local supporting governmental entities	8-K	May 16, 2007	10.1	001-14817

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

PACCAR Inc
(Registrant)

Date	May 2, 2023	By	/s/ M. T. Barkley
M. T. Barkley
Senior Vice President and Controller
(Authorized Officer and Chief Accounting Officer)