Form 10-Q
period 2023-06-30
PACCAR INC
filed 2023-08-02
CIK 75362

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

Common Stock, $1 par value — 522,805,095 shares as of July 27, 2023

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
TRUCK, PARTS AND OTHER:
Net sales and revenues	$8,441.3	$6,786.2	$16,491.4	$12,892.6

Cost of sales and revenues	6,851.7	5,811.0	13,344.8	11,096.5
Research and development	101.3	80.4	198.5	158.4
Selling, general and administrative	144.9	144.9	304.7	292.9
Interest and other (income) expense, net	(17.7)	(22.4)	561.1	(54.4)
	7,080.2	6,013.9	14,409.1	11,493.4
Truck, Parts and Other Income Before Income Taxes	1,361.1	772.3	2,082.3	1,399.2

FINANCIAL SERVICES:
Interest and fees	238.7	150.9	446.7	283.2
Operating lease, rental and other revenues	201.1	221.6	416.3	455.5
Revenues	439.8	372.5	863.0	738.7

Interest and other borrowing expenses	115.5	46.4	209.3	86.2
Depreciation and other expenses	137.8	145.4	280.1	288.9
Selling, general and administrative	37.0	31.9	72.2	67.6
Provision for losses on receivables	4.8	4.4	7.9	4.6
	295.1	228.1	569.5	447.3
Financial Services Income Before Income Taxes	144.7	144.4	293.5	291.4
Investment income	62.7	5.4	111.7	2.9
Total Income Before Income Taxes	1,568.5	922.1	2,487.5	1,693.5
Income taxes	347.4	201.7	532.5	372.6
Net Income	$1,221.1	$720.4	$1,955.0	$1,320.9

Net Income Per Share
Basic	$2.33	$1.38	$3.73	$2.53
Diluted	$2.33	$1.37	$3.73	$2.52

Weighted Average Number of Common Shares Outstanding
Basic	523.8	522.6	523.6	522.5
Diluted	524.8	523.2	524.6	523.2

Comprehensive Income	$1,316.5	$486.4	$2,130.6	$1,130.3

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Millions)

	June 30	December 31
	2023	2022 *
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$4,927.9	$4,544.7
Trade and other receivables, net (allowance for losses: 2023 - $.7, 2022 - $.6)	2,350.9	1,919.8
Marketable securities	1,690.5	1,614.2
Inventories, net	2,712.9	2,198.8
Other current assets	709.3	682.0
Total Truck, Parts and Other Current Assets	12,391.5	10,959.5

Equipment on operating leases, net	163.2	190.8
Property, plant and equipment, net	3,601.8	3,468.4
Other noncurrent assets, net	1,670.6	1,477.2
Total Truck, Parts and Other Assets	17,827.1	16,095.9

FINANCIAL SERVICES:
Cash and cash equivalents	218.0	146.2
Finance and other receivables, net (allowance for losses: 2023 - $126.2, 2022 - $121.1)	15,664.3	13,791.9
Equipment on operating leases, net	2,351.2	2,612.5
Other assets	807.1	629.0
Total Financial Services Assets	19,040.6	17,179.6
	$36,867.7	$33,275.5

* The December 31, 2022 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Millions)

	June 30	December 31
	2023	2022 *
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$5,333.5	$4,511.7
Dividend payable		974.6
Total Truck, Parts and Other Current Liabilities	5,333.5	5,486.3
Residual value guarantees and deferred revenues	179.9	209.2
Other liabilities	1,970.8	1,490.1
Total Truck, Parts and Other Liabilities	7,484.2	7,185.6

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	1,028.0	826.8
Commercial paper and bank loans	4,637.0	3,604.9
Term notes	7,953.1	7,866.7
Deferred taxes and other liabilities	686.1	624.4
Total Financial Services Liabilities	14,304.2	12,922.8

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 522.8 and 522.0 million shares	522.8	522.0
Additional paid-in capital	241.8	196.1
Treasury stock, at cost - .04 million and nil shares	(3.0)
Retained earnings	15,095.5	13,402.4
Accumulated other comprehensive loss	(777.8)	(953.4)
Total Stockholders' Equity	15,079.3	13,167.1
	$36,867.7	$33,275.5

* The December 31, 2022 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Six Months Ended
	June 30
	2023	2022
OPERATING ACTIVITIES:
Net Income	$1,955.0	$1,320.9
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	205.2	155.3
Equipment on operating leases and other	239.3	227.3
Provision for losses on financial services receivables	7.9	4.6
Other, net	(110.2)	(158.0)
Pension contributions	(11.5)	(13.2)
Change in operating assets and liabilities:
Trade and other receivables	(479.9)	(440.1)
Wholesale receivables on new trucks	(815.1)	(570.4)
Inventories	(494.3)	(307.9)
Accounts payable and accrued expenses	779.5	810.3
Income taxes, warranty and other	384.4	68.7
Net Cash Provided by Operating Activities	1,660.3	1,097.5

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(2,910.4)	(2,407.0)
Collections on retail loans and finance leases	2,180.3	2,000.6
Net increase in wholesale receivables on used equipment	(16.5)	(18.7)
Purchases of marketable debt securities	(560.2)	(515.9)
Proceeds from sales and maturities of marketable debt securities	491.1	426.3
Payments for property, plant and equipment	(307.1)	(266.9)
Acquisitions of equipment for operating leases	(256.3)	(472.4)
Proceeds from asset disposals	316.9	348.3
Other, net	17.5	26.7
Net Cash Used in Investing Activities	(1,044.7)	(879.0)

FINANCING ACTIVITIES:
Payments of cash dividends	(1,236.0)	(757.6)
Purchases of treasury stock	(3.0)	(1.9)
Proceeds from stock compensation transactions	28.8	18.4
Net increase in commercial paper, short-term bank loans and other	890.6	116.5
Proceeds from term debt	1,581.5	1,648.3
Payments on term debt	(1,460.5)	(1,369.7)
Net Cash Used in Financing Activities	(198.6)	(346.0)
Effect of exchange rate changes on cash and cash equivalents	38.0	(69.5)
Net Increase (Decrease) in Cash and Cash Equivalents	455.0	(197.0)
Cash and cash equivalents at beginning of period	4,690.9	3,428.3
Cash and cash equivalents at end of period	$5,145.9	$3,231.3

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of period	$522.6	$347.7	$522.0	$347.3
Stock compensation	.2		.8	.4
Balance at end of period	522.8	347.7	522.8	347.7

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	230.3	167.3	196.1	142.0
Stock compensation	11.5	6.7	45.7	32.0
Balance at end of period	241.8	174.0	241.8	174.0

TREASURY STOCK, AT COST:
Balance at beginning of period	(3.0)	(1.9)
Purchases			(3.0)	(1.9)
Balance at end of period	(3.0)	(1.9)	(3.0)	(1.9)

RETAINED EARNINGS:
Balance at beginning of period	14,005.3	12,507.9	13,402.4	12,025.8
Net income	1,221.1	720.4	1,955.0	1,320.9
Cash dividends declared on common stock	(130.9)	(118.4)	(261.9)	(236.8)
Balance at end of period	15,095.5	13,109.9	15,095.5	13,109.9

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(873.2)	(877.7)	(953.4)	(921.1)
Other comprehensive income (loss)	95.4	(234.0)	175.6	(190.6)
Balance at end of period	(777.8)	(1,111.7)	(777.8)	(1,111.7)
Total Stockholders’ Equity	$15,079.3	$12,518.0	$15,079.3	$12,518.0

Cash dividends declared on common stock, per share	$.25	$.23	$.50	$.46

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2022.

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

The dilutive and antidilutive options are shown separately in the table below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Additional shares	963,400	633,700	960,600	746,000
Antidilutive options	848,500	1,649,900	911,700	1,650,400

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table disaggregates Truck, Parts and Other revenues by major sources:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Truck
Truck sales	$6,601.3	$5,130.2	$12,807.3	$9,611.3
Revenues from extended warranties, operating leases and other	226.2	206.2	434.0	422.2
	6,827.5	5,336.4	13,241.3	10,033.5
Parts
Parts sales	1,551.4	1,394.5	3,126.9	2,742.6
Revenues from dealer services and other	47.5	40.2	95.0	81.0
	1,598.9	1,434.7	3,221.9	2,823.6
Winch sales and other	14.9	15.1	28.2	35.5
Truck, Parts and Other sales and revenues	$8,441.3	$6,786.2	$16,491.4	$12,892.6

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

The following table presents the balance sheet classification of the estimated value of the returned goods assets and the related return liabilities:

	June 30, 2023		December 31, 2022
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Trucks
Other current assets	$191.1		$183.0
Accounts payable, accrued expenses and other		$192.3		$185.0
Other noncurrent assets, net	234.7		284.6
Other liabilities		246.7		298.9
	$425.8	$439.0	$467.6	$483.9
Parts
Other current assets	$82.3		$77.7
Accounts payable, accrued expenses and other		$200.7		$181.4
	$82.3	$200.7	$77.7	$181.4

The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $870.6 at June 30, 2023.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with an RVG was $36.0 at June 30, 2023. The Company expects to recognize approximately $13.4 of the remaining deferred revenue in 2023, $15.6 in 2024, $4.4 in 2025, $1.9 in 2026 and $.7 in 2027. For the three and six months ended June 30, 2023, total operating lease revenue from truck sales with RVGs was $22.6 and $35.4, respectively, compared to $22.0 and $49.9 for the three and six months ended June 30, 2022. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a lease was $143.9 at June 30, 2023.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at June 30, 2023 or December 31, 2022. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table summarizes Financial Services lease revenues by lease type:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Finance lease revenues	$31.8	$45.0	$86.7	$87.9
Operating lease revenues	186.7	199.7	383.5	403.3
Total lease revenues	$218.5	$244.7	$470.2	$491.2

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

Marketable securities at June 30, 2023 and December 31, 2022 consisted of the following:

		UNREALIZED	UNREALIZED	FAIR
At June 30, 2023	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$333.2	$.1	$6.2	$327.1
U.S. taxable municipal / non-U.S. provincial bonds	230.2		9.7	220.5
U.S. corporate securities	309.4	.1	10.4	299.1
U.S. government and agency securities	150.6		4.0	146.6
Non-U.S. corporate securities	500.8		16.9	483.9
Non-U.S. government securities	113.4	.1	3.2	110.3
Other debt securities	104.5		4.4	100.1
Marketable equity securities	10.0		7.1	2.9
Total marketable securities	$1,752.1	$.3	$61.9	$1,690.5

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

		UNREALIZED	UNREALIZED	FAIR
At December 31, 2022	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$452.8	$.5	$8.2	$445.1
U.S. taxable municipal / non-U.S. provincial bonds	191.6		10.8	180.8
U.S. corporate securities	262.5	.1	11.6	251.0
U.S. government and agency securities	118.0	.1	3.1	115.0
Non-U.S. corporate securities	467.9		17.9	450.0
Non-U.S. government securities	78.9	.2	2.7	76.4
Other debt securities	99.4		4.7	94.7
Marketable equity securities	10.0		8.8	1.2
Total marketable securities	$1,681.1	$.9	$67.8	$1,614.2

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.9 and $.4 and gross realized losses were $2.9 and $.9 for the six months periods ended June 30, 2023 and 2022, respectively.

Net realized gains on marketable equity securities were $1.7 and nil for the six months periods ending June 30, 2023 and 2022, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	June 30, 2023		December 31, 2022
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Unrealized losses	$14.7	$40.1	$21.5	$37.5
Fair value	772.3	764.9	889.2	608.4

The unrealized losses on marketable debt securities above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at June 30, 2023 and December 31, 2022. The Company does not currently intend, and it is more likely than not that it will not be required to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Contractual maturities of marketable debt securities at June 30, 2023 were as follows:

	AMORTIZED	FAIR
	COST	VALUE
Within one year	$440.9	$433.8
One to five years	1,287.4	1,241.6
Six to ten years	1.3	1.3
More than ten years	12.5	10.9
	$1,742.1	$1,687.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D - Inventories

Inventories are stated at the lower of cost or market. Cost of inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	June 30	December 31
	2023	2022
Finished products	$1,089.5	$871.8
Work in process and raw materials	1,623.4	1,327.0
	$2,712.9	$2,198.8

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	June 30	December 31
	2023	2022
Loans	$7,705.8	$7,229.1
Finance leases	4,293.1	3,786.4
Dealer wholesale financing	3,650.9	2,772.1
Operating lease receivables and other	140.7	125.4
	15,790.5	13,913.0
Less allowance for losses:
Loans and leases	(119.6)	(114.8)
Dealer wholesale financing	(3.8)	(3.4)
Operating lease receivables and other	(2.8)	(2.9)
	$15,664.3	$13,791.9

Included in Finance and other receivables, net on the Consolidated Balance Sheets is accrued interest receivable (net of allowance for credit losses) of $67.8 and $44.1 as of June 30, 2023 and December 31, 2022, respectively. The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Condensed Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

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

On average, modifications extended contractual terms by approximately five months in 2023 and three months in 2022, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at June 30, 2023 and December 31, 2022.

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

The allowance for credit losses is summarized as follows:

	2023
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.4	$2.2	$112.6	$2.9	$121.1
Provision for losses	.3	(.3)	8.4	(.5)	7.9
Charge-offs			(9.4)		(9.4)
Recoveries			3.1	.1	3.2
Currency translation and other	.1		3.0	.3	3.4
Balance at June 30	$3.8	$1.9	$117.7	$2.8	$126.2

	2022
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.3	$7.1	$104.4	$2.1	$116.9
Provision for losses	.8	(2.5)	6.1	.2	4.6
Charge-offs			(4.4)	(.3)	(4.7)
Recoveries			3.3	.3	3.6
Currency translation and other	(.2)		(1.2)	.6	(.8)
Balance at June 30	$3.9	$4.6	$108.2	$2.9	$119.6

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

	REVOLVING
At June 30, 2023	LOANS	2023	2022	2021	2020	2019	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$3,649.4							$3,649.4
Watch	1.5							1.5
	$3,650.9							$3,650.9
Retail:
Performing	$165.2	$345.0	$565.8	$312.4	$194.5	$201.4	$177.5	$1,961.8
	$165.2	$345.0	$565.8	$312.4	$194.5	$201.4	$177.5	$1,961.8
Total dealer	$3,816.1	$345.0	$565.8	$312.4	$194.5	$201.4	$177.5	$5,612.7

Customer retail:
Fleet:
Performing		$2,287.0	$3,182.6	$1,653.5	$1,007.4	$429.6	$143.6	$8,703.7
Watch		3.5	9.8	5.1	2.0	1.1	1.5	23.0
At-risk		6.4	20.8	13.6	5.5	6.8	2.6	55.7
		$2,296.9	$3,213.2	$1,672.2	$1,014.9	$437.5	$147.7	$8,782.4
Owner/operator:
Performing		$240.4	$393.6	$327.4	$181.7	$79.5	$21.3	$1,243.9
Watch		.3	2.1	1.6	.8	.2	.1	5.1
At-risk		.3	2.0	1.3	1.4	.5	.2	5.7
		$241.0	$397.7	$330.3	$183.9	$80.2	$21.6	$1,254.7
Total customer retail		$2,537.9	$3,610.9	$2,002.5	$1,198.8	$517.7	$169.3	$10,037.1

Total	$3,816.1	$2,882.9	$4,176.7	$2,314.9	$1,393.3	$719.1	$346.8	$15,649.8

	REVOLVING
At June 30, 2023	LOANS	2023	2022	2021	2020	2019	PRIOR	TOTAL
Gross charge-offs:
Customer retail:
Fleet			$2.5	$2.8	$1.5	$.2	$.4	$7.4
Owner/operator			.6	1.0	.2		.2	2.0
Total			$3.1	$3.8	$1.7	$.2	$.6	$9.4

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	REVOLVING
At December 31, 2022	LOANS	2022	2021	2020	2019	2018	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$2,766.0							$2,766.0
Watch	6.1							6.1
	$2,772.1							$2,772.1
Retail:
Performing	$206.2	$609.7	$348.6	$223.1	$241.7	$120.8	$121.1	$1,871.2
At-risk							.7	.7
	$206.2	$609.7	$348.6	$223.1	$241.7	$120.8	$121.8	$1,871.9
Total dealer	$2,978.3	$609.7	$348.6	$223.1	$241.7	$120.8	$121.8	$4,644.0

Customer retail:
Fleet:
Performing		$3,558.0	$1,981.9	$1,306.5	$603.7	$203.4	$65.6	$7,719.1
Watch		7.5	7.3	1.8	3.4	2.4	.5	22.9
At-risk		6.7	17.7	18.8	17.2	5.9	.5	66.8
		$3,572.2	$2,006.9	$1,327.1	$624.3	$211.7	$66.6	$7,808.8
Owner/operator:
Performing		$478.2	$425.9	$251.2	$120.9	$45.3	$6.0	$1,327.5
Watch		1.8	.9	.4	.3		.1	3.5
At-risk		.4	.8	1.1	.8	.7		3.8
		$480.4	$427.6	$252.7	$122.0	$46.0	$6.1	$1,334.8
Total customer retail		$4,052.6	$2,434.5	$1,579.8	$746.3	$257.7	$72.7	$9,143.6

Total	$2,978.3	$4,662.3	$2,783.1	$1,802.9	$988.0	$378.5	$194.5	$13,787.6

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At June 30, 2023	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$3,650.0	$1,961.8	$8,724.2	$1,246.5	$15,582.5
31 – 60 days past due	.9		15.6	4.2	20.7
Greater than 60 days past due			42.6	4.0	46.6
	$3,650.9	$1,961.8	$8,782.4	$1,254.7	$15,649.8

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2022	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$2,772.1	$1,871.9	$7,768.5	$1,329.1	$13,741.6
31 – 60 days past due			14.7	3.1	17.8
Greater than 60 days past due			25.6	2.6	28.2
	$2,772.1	$1,871.9	$7,808.8	$1,334.8	$13,787.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	DEALER		CUSTOMER RETAIL
				OWNER/
At June 30, 2023	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$33.9	$4.3	$38.2
Amortized cost basis with no specific reserve			21.5	1.3	22.8
Total			$55.4	$5.6	$61.0

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2022	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$33.9	$3.6	$37.5
Amortized cost basis with no specific reserve		$.7	16.2		16.9
Total		$.7	$50.1	$3.6	$54.4

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Interest income recognized:
Dealer:
Retail		$.1		$.1
Customer retail:
Fleet	$.2	.9	$.6	1.4
Owner/operator			.1	.1
	$.2	$1.0	$.7	$1.6

Customers Experiencing Financial Difficulty

The Company adopted ASU 2022-02 on January 1, 2023. The amortized cost basis of finance receivables modified for fleet customers experiencing financial difficulty was $.6 and $6.6 for the three and six months ended June 30, 2023, respectively. The amortized cost basis of finance receivables modified for owner/operator customers experiencing financial difficulty was nil for the three and six months ended June 30, 2023. Total modifications with customers experiencing financial difficulty represented nil and .1% of the total retail portfolio on an annualized basis for the three and six months ended June 30, 2023, respectively. The modifications provided term extensions and granted customers additional time to pay, primarily in Brasil. The financial effects of the term extensions added a weighted-average of 6 and 20 months to the life of the modified contracts for the three and six months ended June 30, 2023, respectively. The effect on the allowance for credit losses from such modifications was not significant for the three and six months ended June 30, 2023.

All of the finance receivables modified with customers experiencing financial difficulty are current. There were no finance receivables modified with customers experiencing financial difficulty on or after January 1, 2023 that had a payment default in the six months ended June 30, 2023.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The balance of TDRs was $31.1 and $38.1 at December 31, 2022 and June 30, 2022, respectively. At modification date, the pre-modification and post-modification amortized cost basis balances for finance receivables modified during the period by portfolio class were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	AMORTIZED COST BASIS		AMORTIZED COST BASIS
	PRE- MODIFICATION	POST- MODIFICATION	PRE- MODIFICATION	POST- MODIFICATION
Fleet	$7.5	$7.5	$8.1	$8.1
	$7.5	$7.5	$8.1	$8.1

The effect on the allowance for credit losses from such modifications were not significant at June 30, 2022.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at June 30, 2023 and December 31, 2022 was $15.7 and $9.2, respectively. Proceeds from the sales of repossessed assets were $10.3 and $11.3 for the six months ended June 30, 2023 and 2022, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.
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

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2023	2022
Balance at January 1	$437.7	$344.3
Cost accruals	360.7	159.8
Payments	(299.7)	(187.8)
Change in estimates for pre-existing warranties	132.2	49.9
Currency translation and other	7.1	(12.2)
Balance at June 30	$638.0	$354.0

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2023	2022
Balance at January 1	$904.9	$775.2
Deferred revenues	416.8	303.6
Revenues recognized	(230.4)	(239.2)
Currency translation	13.2	(31.1)
Balance at June 30	$1,104.5	$808.5

The Company expects to recognize approximately $137.2 of the remaining deferred revenue on extended warranties and R&M contracts in 2023, $272.8 in 2024, $274.8 in 2025, $209.3 in 2026, $138.5 in 2027 and $71.9 thereafter.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Net income	$1,221.1	$720.4	$1,955.0	$1,320.9
Other comprehensive income (loss) (OCI):
Unrealized (losses) gains on derivative contracts	(33.0)	1.0	(62.5)	37.1
Tax effect	7.6	(1.2)	13.9	(10.9)
	(25.4)	(.2)	(48.6)	26.2
Unrealized (losses) gains on marketable debt securities	(10.3)	(10.4)	3.7	(44.5)
Tax effect	2.6	2.6	(.9)	11.1
	(7.7)	(7.8)	2.8	(33.4)
Pension plans	2.3	19.9	3.3	30.2
Tax effect	(.3)	(5.1)	(.4)	(7.5)
	2.0	14.8	2.9	22.7
Foreign currency translation gains (losses)	126.5	(240.8)	218.5	(206.1)
Net other comprehensive income (loss)	95.4	(234.0)	175.6	(190.6)
Comprehensive income	$1,316.5	$486.4	$2,130.6	$1,130.3

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity consisted of the following:

Three Months Ended June 30, 2023	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at April 1, 2023	$11.9	$(33.1)	$(110.0)	$(742.0)	$(873.2)
Recorded into AOCI	(66.9)	(6.8)	.4	126.5	53.2
Reclassified out of AOCI	41.5	(.9)	1.6		42.2
Net other comprehensive (loss) income	(25.4)	(7.7)	2.0	126.5	95.4
Balance at June 30, 2023	$(13.5)	$(40.8)	$(108.0)	$(615.5)	$(777.8)

Three Months Ended June 30, 2022	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at April 1, 2022	$12.9	$(26.7)	$(261.9)	$(602.0)	$(877.7)
Recorded into AOCI	16.4	(7.6)	7.9	(240.8)	(224.1)
Reclassified out of AOCI	(16.6)	(.2)	6.9		(9.9)
Net other comprehensive (loss) income	(.2)	(7.8)	14.8	(240.8)	(234.0)
Balance at June 30, 2022	$12.7	$(34.5)	$(247.1)	$(842.8)	$(1,111.7)

Six Months Ended June 30, 2023	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2023	$35.1	$(43.6)	$(110.9)	$(834.0)	$(953.4)
Recorded into AOCI	(113.3)	4.5	.6	218.5	110.3
Reclassified out of AOCI	64.7	(1.7)	2.3		65.3
Net other comprehensive (loss) income	(48.6)	2.8	2.9	218.5	175.6
Balance at June 30, 2023	$(13.5)	$(40.8)	$(108.0)	$(615.5)	$(777.8)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Six Months Ended June 30, 2022	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2022	$(13.5)	$(1.1)	$(269.8)	$(636.7)	$(921.1)
Recorded into AOCI	34.5	(33.1)	11.4	(206.1)	(193.3)
Reclassified out of AOCI	(8.3)	(.3)	11.3		2.7
Net other comprehensive income (loss)	26.2	(33.4)	22.7	(206.1)	(190.6)
Balance at June 30, 2022	$12.7	$(34.5)	$(247.1)	$(842.8)	$(1,111.7)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	June 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2023	2022
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$11.8	$8.2
	Cost of sales and revenues	11.4	(1.0)
	Interest and other (income) expense, net	.7

Commodity contracts	Cost of sales and revenues	(4.6)	5.5
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	(2.8)
Interest-rate contracts	Interest and other borrowing expenses	32.6	(36.5)
	Pre-tax expense increase (reduction)	49.1	(23.8)
	Tax (benefit) expense	(7.6)	7.2
	After-tax expense increase	41.5	(16.6)
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(1.2)	(.3)
	Tax expense	.3	.1
	After-tax income increase	(.9)	(.2)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income) expense, net	1.7	9.0
Prior service costs	Interest and other (income) expense, net	.4	.2
	Pre-tax expense increase	2.1	9.2
	Tax benefit	(.5)	(2.3)
	After-tax expense increase	1.6	6.9
Total reclassifications out of AOCI		$42.2	$(9.9)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

		Six Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	June 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2023	2022
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$12.0	$15.1
	Cost of sales and revenues	11.4	2.7
	Interest and other (income), net		.3

Commodity contracts	Cost of sales and revenues	(2.4)	10.4

Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	(2.0)
Interest-rate contracts	Interest and other borrowing expenses	60.0	(43.1)
	Pre-tax expense increase (reduction)	79.0	(14.6)
	Tax expense	(14.3)	6.3
	After-tax expense increase (reduction)	64.7	(8.3)
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(2.3)	(.4)
	Tax expense	.6	.1
	After-tax income increase	(1.7)	(.3)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income), net	2.4	14.6
Prior service costs	Interest and other (income), net	.7	.3
	Pre-tax expense increase	3.1	14.9
	Tax benefit	(.8)	(3.6)
	After-tax expense increase	2.3	11.3
Total reclassifications out of AOCI		$65.3	$2.7

Stock Compensation Plans

Stock-based compensation expense was $2.4 and $15.9 for the three months and six months ended June 30, 2023, respectively, and $4.3 and $12.5 for the three and six months ended June 30 2022, respectively.

During the first six months of 2023, the Company issued 834,520 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first six months of 2023, the Company acquired no treasury shares under the Company’s common stock repurchase plans. The Company acquired 43,316 shares under the Company’s Long-Term Incentive Plan. Stock repurchases of $390.0 million remain authorized under the current $500.0 million program approved by the PACCAR Board of Directors on December 4, 2018.

NOTE H - Income Taxes

The effective tax rate for the second quarter of 2023 was 22.1% compared to 21.9% for the second quarter of 2022. The effective tax rate for the first six months of 2023 was 21.4% compared to 22.0% for the first six months of 2022. The higher effective tax rate in the second quarter of 2023 was primarily due to a higher mix of pre-tax income in jurisdictions with higher tax rates. The lower effective tax rate in the first half of 2023 reflect a lower mix of foreign pre-tax income.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Net sales and revenues:
Truck	$6,923.0	$5,499.5	$13,501.7	$10,335.0
Less intersegment	(95.5)	(163.1)	(260.4)	(301.5)
External customers	6,827.5	5,336.4	13,241.3	10,033.5
Parts	1,618.4	1,450.6	3,259.5	2,855.9
Less intersegment	(19.5)	(15.9)	(37.6)	(32.3)
External customers	1,598.9	1,434.7	3,221.9	2,823.6
Other	14.9	15.1	28.2	35.5
	8,441.3	6,786.2	16,491.4	12,892.6
Financial Services	439.8	372.5	863.0	738.7
	$8,881.1	$7,158.7	$17,354.4	$13,631.3
Income before income taxes:
Truck	$948.3	$422.1	$1,842.6	$698.8
Parts	419.3	353.3	857.9	693.5
Other*	(6.5)	(3.1)	(618.2)	6.9
	1,361.1	772.3	2,082.3	1,399.2
Financial Services	144.7	144.4	293.5	291.4
Investment income	62.7	5.4	111.7	2.9
	$1,568.5	$922.1	$2,487.5	$1,693.5
Depreciation and amortization:
Truck	$99.2	$77.7	$199.0	$149.3
Parts	3.6	3.3	7.3	6.5
Other	6.0	6.2	12.3	11.9
	108.8	87.2	218.6	167.7
Financial Services	114.6	109.7	225.9	214.9
	$223.4	$196.9	$444.5	$382.6

* In the first half 2023, Other includes a $600.0 million non-recurring charge related to civil litigation in Europe (EC-related claims) which is discussed in Note M.

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $48.0 at June 30, 2023.

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

At June 30, 2023, the notional amount of the Company’s interest-rate contracts was $2,830.2. Notional maturities for all interest-rate contracts are $235.8 for the remainder of 2023, $566.0 for 2024, $980.2 for 2025, $570.8 for 2026, $244.3 for 2027, $233.1 for 2028 and thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At June 30, 2023, the notional amount of the outstanding foreign-exchange contracts was $2,439.7. Foreign-exchange contracts typically mature within one year.

Commodity Contracts: The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks. The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. At June 30, 2023, the notional amount of the outstanding commodity contracts was $43.6. Commodity contracts mature within one year.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	June 30, 2023		December 31, 2022
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$37.3		$58.0
Deferred taxes and other liabilities		$131.6		$82.6
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	9.1		57.3
Accounts payable, accrued expenses and other		48.8		9.5
Financial Services:
Other current assets			1.6
Deferred taxes and other liabilities		6.0		5.1
Commodity contracts:
Truck, Parts and Other:
Other current assets	.8		1.5
Accounts payable, accrued expenses and other		2.7		.6
	$47.2	$189.1	$118.4	$97.8
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.7		$1.0
Accounts payable, accrued expenses and other		$.6		$.1
Financial Services:
Other assets	.1
Deferred taxes and other liabilities		.1		.1
Commodity contracts:
Truck, Parts and Other:
Accounts payable, accrued expenses and other				.2
	$.8	$.7	$1.0	$.4
Gross amounts recognized in Balance Sheets	$48.0	$189.8	$119.4	$98.2
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	$(1.0)	$(1.0)	$(.1)	$(.1)
Commodity contracts	(.8)	(.8)	(.5)	(.5)
Financial Services:
Foreign-exchange contracts			(1.8)	(1.8)
Interest-rate contracts	(21.8)	(21.8)	(21.5)	(21.5)
Pro forma net amount	$24.4	$166.2	$95.5	$74.3

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the amount of loss (gain) from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$11.8		$12.0
Cost of sales and revenues
Cash flow hedges		11.4		11.4
Derivatives not designated as hedging instruments		(2.0)		(4.0)
Interest and other (income), net
Cash flow hedges		4.4		6.2
Net investment hedges		(2.0)		(4.8)
Derivatives not designated as hedging instruments		3.0		4.9
		$26.6		$25.7
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$32.6	$(1.9)	$60.0	$.5
Fair value hedges	2.7		4.3
Derivatives not designated as hedging instruments		.2		(.1)
	$35.3	$(1.7)	$64.3	$.4
Total	$35.3	$24.9	$64.3	$26.1

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$8.2		$15.1
Cost of sales and revenues
Cash flow hedges		(1.0)		2.7
Derivatives not designated as hedging instruments		.4		(.1)
Interest and other (income), net
Cash flow hedges				.3
Net investment hedges		(1.5)		(2.8)
Derivatives not designated as hedging instruments		(.6)		1.3
		$5.5		$16.5
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$(36.5)		$(43.1)
Fair value hedges	.2		.1
Derivatives not designated as hedging instruments		$.1		$.2
	$(36.3)	$.1	$(43.0)	$.2
Total	$(36.3)	$5.6	$(43.0)	$16.7

The gain (loss) from commodity contracts recorded in Cost of sales and revenue was $4.6 and $2.4 for the three months and six months ended June 30, 2023, respectively and ($5.5) and ($10.4) for the three months and six months ended June 30, 2022, respectively.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	June 30	December 31
	2023	2022
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$123.5	$319.8
Cumulative basis adjustment included in the carrying amount	11.0	27.7

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $17.7 and $7.1 as of June 30, 2023 and December 31, 2022, respectively.

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

The following tables presents the pre-tax effects of gain (loss) on cash flow hedges recognized in other comprehensive income (loss) (OCI):

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
	INTEREST-	FOREIGN-		INTEREST-	FOREIGN-
	RATE	EXCHANGE	COMMODITY	RATE	EXCHANGE	COMMODITY
(Loss) gain recognized in OCI:
Truck, Parts and Other		$(47.1)	$(2.0)		$(67.2)	$1.9
Financial Services	$(35.6)	2.6		$(77.9)	1.6
	$(35.6)	$(44.5)	$(2.0)	$(77.9)	$(65.6)	$1.9

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	INTEREST-	FOREIGN-		INTEREST-	FOREIGN-
	RATE	EXCHANGE	COMMODITY	RATE	EXCHANGE	COMMODITY
Gain (loss) recognized in OCI:
Truck, Parts and Other		$28.5	$(43.7)		$.1	$(7.8)
Financial Services	$39.8	.2		$59.7	(.3)
	$39.8	$28.7	$(43.7)	$59.7	$(.2)	$(7.8)

The amount of loss recorded in AOCI at June 30, 2023 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $26.4, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil and $.2 for the three months and six months ended June 30, 2023, respectively and nil and $.1 for the same periods ended June 30, 2022.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At June 30, 2023, the notional amount of the outstanding net investment hedges was $443.6. For the three and six months ended June 30, 2023, the pre-tax loss recognized in OCI for the net investment hedges were $3.7 and $3.3, respectively and $17.8 and $36.0 for the same periods ending June 30, 2022.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At June 30, 2023	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$327.1	$327.1
U.S. taxable municipal / non-U.S. provincial bonds		220.5	220.5
U.S. corporate securities		299.1	299.1
U.S. government and agency securities	$146.6		146.6
Non-U.S. corporate securities		483.9	483.9
Non-U.S. government securities		110.3	110.3
Other debt securities		100.1	100.1
Total marketable debt securities	$146.6	$1,541.0	$1,687.6
Marketable equity securities	$2.9		$2.9
Total marketable securities	$149.5	$1,541.0	$1,690.5
Derivatives
Cross currency swaps		$25.0	$25.0
Interest-rate swaps		12.3	12.3
Foreign-exchange contracts		9.9	9.9
Commodity contracts		.8	.8
Total derivative assets		$48.0	$48.0
Liabilities:
Derivatives
Cross currency swaps		$117.1	$117.1
Interest-rate swaps		14.5	14.5
Foreign-exchange contracts		55.5	55.5
Commodity contracts		2.7	2.7
Total derivative liabilities		$189.8	$189.8

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2022	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$445.1	$445.1
U.S. taxable municipal / non-U.S. provincial bonds		180.8	180.8
U.S. corporate securities		251.0	251.0
U.S. government and agency securities	$115.0		115.0
Non-U.S. corporate securities		450.0	450.0
Non-U.S. government securities		76.4	76.4
Other debt securities		94.7	94.7
Total marketable debt securities	$115.0	$1,498.0	$1,613.0
Marketable equity securities	$1.2		$1.2
Total marketable securities	$116.2	$1,498.0	$1,614.2
Derivatives
Cross currency swaps		$49.1	$49.1
Interest-rate swaps		8.9	8.9
Foreign-exchange contracts		59.9	59.9
Commodity contracts		1.5	1.5
Total derivative assets		$119.4	$119.4
Liabilities:
Derivatives
Cross currency swaps		$52.0	$52.0
Interest-rate swaps		30.6	30.6
Foreign-exchange contracts		14.8	14.8
Commodity contracts		.8	.8
Total derivative liabilities		$98.2	$98.2

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	June 30, 2023		December 31, 2022
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$7,451.1	$7,251.6	$6,859.1	$6,582.0
Liabilities:
Financial Services fixed rate debt	8,270.7	7,936.5	8,070.5	7,715.9

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension (income) expense for the Company’s defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Service cost	$21.9	$43.3	$46.9	$75.8
Interest on projected benefit obligation	32.6	23.8	63.7	42.9
Expected return on assets	(57.6)	(60.1)	(115.1)	(108.8)
Amortization of prior service costs	.4	.2	.7	.3
Recognized actuarial loss	1.7	9.0	2.4	14.6
Net pension (income) expense	$(1.0)	$16.2	$(1.4)	$24.8

The components of net pension expense other than service cost are included in Interest and other (income), net on the Consolidated Statements of Comprehensive Income.

During the three months and six months ended June 30, 2023, the Company contributed $5.7 and $11.5 to its pension plans,

respectively, and $6.5 and $13.2 for the three months and six months ended June 30, 2022, respectively.

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

The legal proceedings are moving through the court systems. In 2023, several European courts issued judgments; some have been favorable while others have been unfavorable and are being appealed. The Company believes it has meritorious defenses to the legal claims. During the first quarter of 2023, the Company settled with several claimants. Based on these settlements and judgments, the Company recorded in the first quarter 2023, a non-recurring pre-tax charge of $600.0 million ($446.4 million after-tax) for the estimable total cost. The estimate may be adjusted as the legal process continues, which could have a material impact on the Company’s financial results.

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

Second Quarter Financial Highlights:

•
Worldwide net sales and revenues were $8.88 billion in 2023 compared to $7.16 billion in 2022, primarily due to higher truck and parts revenues.
•
Truck revenues were $6.83 billion in 2023 compared to $5.34 billion in 2022, primarily due to higher truck deliveries and price realization in all markets.
•
Parts sales were $1.60 billion in 2023 compared to $1.43 billion in 2022 reflecting higher price realization in North America and Europe.
•
Financial Services revenues were $439.8 million in 2023 compared to $372.5 million in 2022, primarily due to portfolio growth and higher portfolio yields.
•
Net income was $1.22 billion ($2.33 per diluted share) in 2023 compared to $720.4 million ($1.37 per diluted share) in 2022 due to higher Truck, Parts and Financial Services operating results.
•
Capital investments were $179.1 million in 2023 compared to $121.0 million in 2022.
•
Research and development (R&D) expenses were $101.3 million in 2023 compared to $80.4 million in 2022.

First Six Months Financial Highlights:

•
Worldwide net sales and revenues were $17.35 billion in 2023 compared to $13.63 billion in 2022, primarily due to higher truck and parts revenues.
•
Truck revenues were $13.24 billion in 2023 compared to $10.03 billion in 2022, primarily due to higher truck deliveries and price realization in all markets.
•
Parts sales were $3.22 billion in 2023 compared to $2.82 billion in 2022 reflecting higher price realization.
•
Financial Services revenues were $863.0 million in 2023 compared to $738.7 million in 2022, primarily due to portfolio growth and higher portfolio yields.
•
Net income was $1.96 billion ($3.73 per diluted share) in 2023 compared to $1.32 billion ($2.52 per diluted share) in 2022 due to higher Truck, Parts and Financial Services operating results.
•
Adjusted net income (non-GAAP), excluding a $446.4 million after-tax non-recurring charge related to civil litigation in Europe in the first quarter of this year, was $2.40 billion ($4.58 per diluted share). See Reconciliation of GAAP to Non-GAAP Financial Measures on page 47.
•
Capital investments were $312.0 million in 2023 compared to $234.5 million in 2022.
•
Research and development (R&D) expenses were $198.5 million in 2023 compared to $158.4 million in 2022.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $19.04 billion. PFS issued $1.48 billion in medium-term notes during the first six months of 2023 to support new business volume and repay maturing debt.

Truck Outlook

Truck industry heavy-duty retail sales in the U.S. and Canada in 2023 are expected to be 290,000 to 320,000 units compared to 283,500 in 2022. In Europe, 2023 truck industry registrations for over 16-tonne vehicles are expected to be 300,000 to 330,000 units compared to 297,500 in 2022. In South America, heavy-duty truck industry registrations in 2023 are projected to be 105,000 to 115,000 as compared to 137,100 in 2022.

The Company has been affected by an industry-wide undersupply of component parts and anticipates the shortages may continue to affect deliveries in 2023.

Parts Outlook

In 2023, PACCAR Parts sales are expected to increase 10-13% compared to 2022 levels reflecting good retail demand.

Financial Services Outlook

In 2023, average earning assets are expected to increase 7-10% compared to 2022. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline.

Capital Investments and R&D Outlook

Capital investments in 2023 are expected to be $625 to $675 million and R&D is expected to be $400 to $430 million. The Company is increasing its investment in fuel efficient diesel and electric powertrain technologies, autonomous systems, connected vehicle services, the next-generation manufacturing and parts and distribution capabilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three and six months ended June 30, 2023 and 2022 are presented below.

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions, except per share amounts)	2023	2022	2023	2022
Net sales and revenues:
Truck	$6,827.5	$5,336.4	$13,241.3	$10,033.5
Parts	1,598.9	1,434.7	3,221.9	2,823.6
Other	14.9	15.1	28.2	35.5
Truck, Parts and Other	8,441.3	6,786.2	16,491.4	12,892.6
Financial Services	439.8	372.5	863.0	738.7
	$8,881.1	$7,158.7	$17,354.4	$13,631.3
Income before income taxes:
Truck	$948.3	$422.1	$1,842.6	$698.8
Parts	419.3	353.3	857.9	693.5
Other*	(6.5)	(3.1)	(618.2)	6.9
Truck, Parts and Other	1,361.1	772.3	2,082.3	1,399.2
Financial Services	144.7	144.4	293.5	291.4
Investment income	62.7	5.4	111.7	2.9
Income taxes	(347.4)	(201.7)	(532.5)	(372.6)
Net income	$1,221.1	$720.4	$1,955.0	$1,320.9
Diluted earnings per share	$2.33	$1.37	$3.73	$2.52
After-tax return on revenues	13.7%	10.1%	11.3%	9.7%
After-tax adjusted return on revenues (non-GAAP)**			13.8%

* In 2023, Other includes a $600.0 million non-recurring charge related to civil litigation in Europe (EC-related claims) in the first quarter 2023.

** See Reconciliation of GAAP to Non-GAAP Financial Measures for 2023 on page 47.

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

2023 Compared to 2022:

Truck

The Company’s Truck segment accounted for 77% and 76% of revenues in the second quarter and first six months of 2023, respectively, compared to 75% and 74% in the second quarter and first six months of 2022, respectively.

The Company’s new truck deliveries are summarized below:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2023	2022	% CHANGE	2023	2022	% CHANGE
U.S. and Canada	27,500	24,400	13	53,500	45,100	19
Europe	16,400	15,400	6	33,800	31,500	7
Mexico, South America, Australia and other	8,000	7,100	13	15,700	13,300	18
Total units	51,900	46,900	11	103,000	89,900	15

The increase in new truck deliveries worldwide in the second quarter and first six months of 2023 compared to the same period of 2022 was driven by higher build rates and increased demand in all major markets. The industry-wide undersupply of component parts continues to impact deliveries.

Market share data discussed below is provided by third-party sources and is measured by either retail sales or registrations for the Company’s dealer network as a percentage of total registrations or retail sales depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In the first six months of 2023, industry retail sales in the heavy-duty market in the U.S. and Canada were 151,000 units compared to 126,200 units in the same period of 2022. The Company’s heavy-duty truck retail market share was 27.7% in the first six months of 2023 compared to 29.5% in the first six months of 2022. The medium-duty market was 52,400 units in the first six months of 2023 compared to 42,800 units in the same period of 2022. The Company’s medium-duty market share was 12.8% in the first six months of 2023 compared to 9.7% in the first six months of 2022.

The over 16‑tonne truck market in Europe in the first six months of 2023 was 176,000 units compared to 148,200 units in the first six months of 2022. DAF over 16‑tonne market share was a 16.1% in the first six months of 2023 compared to 17.5% in the same period of 2022. The 6 to 16‑tonne market in the first six months of 2023 was 23,300 units compared to 19,100 units in the same period of 2022. DAF market share in the 6 to 16-tonne market in the first six months of 2023 was 9.1% compared to 10.2% in the same period of 2022.

The Company’s worldwide truck net sales and revenues are summarized below:

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2023	2022	% CHANGE	2023	2022	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$4,014.2	$3,157.0	27	$7,708.2	$5,747.6	34
Europe	1,793.4	1,390.1	29	3,596.9	2,841.0	27
Mexico, South America, Australia and other	1,019.9	789.3	29	1,936.2	1,444.9	34
	$6,827.5	$5,336.4	28	$13,241.3	$10,033.5	32
Truck income before income taxes	$948.3	$422.1	125	$1,842.6	$698.8	164
Pre-tax return on revenues	13.9%	7.9%		13.9%	7.0%

The Company’s worldwide truck net sales and revenues in the second quarter increased to $6.83 billion in 2023 from $5.34 billion in 2022 primarily due to higher truck unit deliveries and improved price realization in all markets. Revenues for the first six months increased to $13.24 billion in 2023 from $10.03 billion in 2022 primarily due to higher truck unit deliveries and improved price realization in all markets, partially offset by unfavorable currency translation effects.

In the second quarter and first six months of 2023, Truck segment income before taxes and pretax return on revenues increased to reflect the impact of higher truck unit deliveries and improved margins.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended June 30, 2023 and 2022 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended June 30, 2022	$5,336.4	$4,788.4	$548.0
Increase (decrease)
Truck sales volume	660.2	524.8	135.4
Average truck sales prices	818.2		818.2
Average per truck material, labor and other direct costs		344.3	(344.3)
Factory overhead and other indirect costs		40.1	(40.1)
Extended warranties, operating leases and other	15.2	43.1	(27.9)
Currency translation	(2.5)	(3.9)	1.4
Total increase	1,491.1	948.4	542.7
Three Months Ended June 30, 2023	$6,827.5	$5,736.8	$1,090.7

•
Truck sales volume reflects higher truck deliveries in all major markets.
•
Average truck sales prices increased sales by $818.2 million, primarily due to higher price realization worldwide reflecting inflationary cost increases and the positive effect of new truck models.
•
Average cost per truck increased cost of sales by $344.3 million, primarily reflecting higher raw material, labor and product support costs.
•
Factory overhead and other indirect costs increased $40.1 million, primarily due to higher labor costs, maintenance, depreciation and utilities.
•
Extended warranties, operating leases and other increased revenues by $15.2 million and increased cost of sales by $43.1 million. The increase in cost of sales was primarily due to higher warranty labor and material costs.
•
The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar, partially offset by the euro.
•
Truck gross margin was 16.0% in the second quarter of 2023 compared to 10.3% in the same period of 2022 due to the factors noted above.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the six months ended June 30, 2023 and 2022 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Six Months Ended June 30, 2022	$10,033.5	$9,084.5	$949.0
Increase (decrease)
Truck sales volume	1,707.5	1,359.5	348.0
Average truck sales prices	1,631.0		1,631.0
Average per truck material, labor and other direct costs		613.3	(613.3)
Factory overhead and other indirect costs		98.8	(98.8)
Extended warranties, operating leases and other	14.4	83.4	(69.0)
Currency translation	(145.1)	(130.6)	(14.5)
Total increase	3,207.8	2,024.4	1,183.4
Six Months Ended June 30, 2023	$13,241.3	$11,108.9	$2,132.4

•
Truck sales volume reflects higher truck deliveries in all major markets.
•
Average truck sales prices increased sales by $1.63 billion, primarily due to higher price realization worldwide reflecting inflationary cost increases and the positive effect of new truck models.

•
Average cost per truck increased cost of sales by $613.3 million, primarily reflecting higher raw material, labor, freight and product support costs.
•
Factory overhead and other indirect costs increased $98.8 million, primarily due to higher labor costs, depreciation, maintenance and utilities.
•
Extended warranties, operating leases and other increased revenues by $14.4 million and increased cost of sales by $83.4 million. The increase in cost of sales was primarily due to higher warranty labor and material costs.
•
The currency translation effect on sales and cost of sales reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro, the Canadian dollar and Australian dollar.
•
Truck gross margin was 16.1% in the first six months of 2023 compared to 9.5% in the same period of 2022 due to the factors noted above.

Truck SG&A expense decreased in the second quarter of 2023 to $62.7 million from $67.5 million in 2022, and for the first six months of 2023, Truck SG&A decreased to $135.1 million from $140.9 million in 2022. The decrease in both periods was primarily due to lower professional fees, partially offset by higher salaries and related expenses and higher travel costs.

As a percentage of sales, Truck SG&A decreased to .9% and 1.0% in the second quarter and first six months of 2023, respectively,

compared to 1.3% and 1.4% in the second quarter and first six months of 2022, respectively.

Parts

The Company’s Parts segment accounted for 18% and 19% of revenues in the second quarter and first six months of 2023, respectively, compared to 20% and 21% in the second quarter and first six months of 2022, respectively.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2023	2022	% CHANGE	2023	2022	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$1,116.3	$1,030.6	8	$2,248.4	$2,006.3	12
Europe	332.1	273.1	22	676.4	569.2	19
Mexico, South America, Australia and other	150.5	131.0	15	297.1	248.1	20
	$1,598.9	$1,434.7	11	$3,221.9	$2,823.6	14
Parts income before income taxes	$419.3	$353.3	19	$857.9	$693.5	24
Pre-tax return on revenues	26.2%	24.6%		26.6%	24.6%

The Company’s worldwide parts net sales and revenues for the second quarter increased to $1.60 billion in 2023 from $1.43 billion in 2022. For the first six months, worldwide parts net sales and revenues increased to $3.22 billion in 2023 from $2.82 billion in 2022.

The increase in both periods was primarily due to higher price realization in all markets.

For the second quarter and first six months of 2023, the increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher price realization.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the three months ended June 30, 2023 and 2022 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended June 30, 2022	$1,434.7	$1,003.7	$431.0
(Decrease) increase
Aftermarket parts volume	(24.5)	(11.1)	(13.4)
Average aftermarket parts sales prices	189.3		189.3
Average aftermarket parts direct costs		89.8	(89.8)
Warehouse and other indirect costs		12.0	(12.0)
Currency translation	(.6)	(.1)	(.5)
Total increase	164.2	90.6	73.6
Three Months Ended June 30, 2023	$1,598.9	$1,094.3	$504.6

•
Aftermarket parts sales volume decreased by $24.5 million and related cost of sales decreased by $11.1 million primarily due to lower sales volume in the U.S., partially offset by higher sales volume in Australia and Brasil.
•
Average aftermarket parts sales prices increased sales by $189.3 million primarily due to higher price realization in North America and Europe.
•
Average aftermarket parts direct costs increased $89.8 million due to higher material and freight costs.
•
Warehouse and other indirect costs increased $12.0 million primarily due to higher salaries and related expenses and higher shipping costs.
•
The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the Australian dollar and Canadian dollar relative to the U.S. dollar, partially offset by the euro.
•
Parts gross margins in the second quarter of 2023 increased to 31.6% from 30.0% in the second quarter of 2022 due to the factors noted above.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the six months ended June 30, 2023 and 2022 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Six Months Ended June 30, 2022	$2,823.6	$1,974.0	$849.6
Increase (decrease)
Aftermarket parts volume	28.3	18.7	9.6
Average aftermarket parts sales prices	398.8		398.8
Average aftermarket parts direct costs		190.6	(190.6)
Warehouse and other indirect costs		26.4	(26.4)
Currency translation	(28.8)	(14.4)	(14.4)
Total increase	398.3	221.3	177.0
Six Months Ended June 30, 2023	$3,221.9	$2,195.3	$1,026.6

•
Aftermarket parts sales volume increased by $28.3 million and related cost of sales increased by $18.7 million primarily due to higher demand in Australia, Europe and Brasil.
•
Average aftermarket parts sales prices increased sales by $398.8 million primarily due to higher price realization in North America and Europe.
•
Average aftermarket parts direct costs increased $190.6 million due to higher material and freight costs.
•
Warehouse and other indirect costs increased $26.4 million primarily due to higher salaries and related expenses and higher shipping costs.
•
The currency translation effect on sales and cost of sales primarily reflects a decline in the value of foreign currencies relative to the U.S. dollar, primarily the euro, the Canadian dollar and the Australian dollar.
•
Parts gross margins in the first six months of 2023 increased to 31.9% from 30.1% in the first six months of 2022 due to the factors noted above.

Parts SG&A expense increased in the second quarter of 2023 to $59.1 million from $54.6 million in 2022, and for the first six months, Parts SG&A increased to $117.2 million in 2023 from $109.5 million in 2022. The increase in both periods was primarily due to higher salaries and related expenses, partially offset by lower sales and marketing costs and currency translation effects.

As a percentage of sales, Parts SG&A was 3.7% and 3.6% in the second quarter and first six months of 2023, respectively, compared to 3.8% and 3.9% in the second quarter and first six months of 2022.

Financial Services

The Company’s Financial Services segment accounted for 5% of revenues in the second quarter and first six months of 2023, compared to 5% in the second quarter and first six months of 2022, respectively.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2023	2022	% CHANGE	2023	2022	% CHANGE
New loan and lease volume:
U.S. and Canada	$1,021.2	$817.2	25	$1,666.9	$1,654.0	1
Europe	374.5	347.8	8	768.3	698.0	10
Mexico, Australia, Brasil and other	534.6	333.8	60	907.3	631.0	44
	$1,930.3	$1,498.8	29	$3,342.5	$2,983.0	12
New loan and lease volume by product:
Loans and finance leases	$1,810.1	$1,204.7	50	$3,031.3	$2,448.6	24
Equipment on operating lease	120.2	294.1	(59)	311.2	534.4	(42)
	$1,930.3	$1,498.8	29	$3,342.5	$2,983.0	12
New loan and lease unit volume:
Loans and finance leases	13,290	10,130	31	22,550	19,730	14
Equipment on operating lease	1,340	3,080	(56)	3,530	5,960	(41)
	14,630	13,210	11	26,080	25,690	2
Average earning assets:
U.S. and Canada	$9,238.8	$8,747.5	6	$9,077.6	$8,630.0	5
Europe	4,472.8	3,853.6	16	4,426.4	3,843.2	15
Mexico, Australia, Brasil and other	3,467.4	2,520.6	38	3,275.1	2,421.4	35
	$17,179.0	$15,121.7	14	$16,779.1	$14,894.6	13
Average earning assets by product:
Loans and finance leases	$11,551.6	$10,273.5	12	$11,295.7	$10,174.1	11
Dealer wholesale financing	3,011.7	2,023.0	49	2,827.8	1,848.3	53
Equipment on lease and other	2,615.7	2,825.2	(7)	2,655.6	2,872.2	(8)
	$17,179.0	$15,121.7	14	$16,779.1	$14,894.6	13
Revenues:
U.S. and Canada	$185.3	$168.3	10	$369.3	$336.9	10
Europe	137.0	124.9	10	275.0	254.4	8
Mexico, Australia, Brasil and other	117.5	79.3	48	218.7	147.4	48
	$439.8	$372.5	18	$863.0	$738.7	17
Revenues by product:
Loans and finance leases	$180.4	$128.8	40	$342.0	$247.2	38
Dealer wholesale financing	58.3	22.1	164	104.7	36.0	191
Equipment on lease and other	201.1	221.6	(9)	416.3	455.5	(9)
	$439.8	$372.5	18	$863.0	$738.7	17
Income before income taxes	$144.7	$144.4		$293.5	$291.4	1

New loan and lease unit volume was $1.93 billion in the second quarter of 2023 compared to $1.50 billion in the second quarter of 2022, and for the first half was $3.34 billion in 2023 and $2.98 billion in 2022. The increase in new loan and finance lease volume reflected higher retail sales of PACCAR trucks and a higher amount financed per truck in all major markets. The decrease in equipment on operating leases new business volume reflected lower market demand, partially offset by a higher amount financed per truck in all major markets.

In the second quarter of 2023, PFS finance market share of new PACCAR truck sales was 24.6% compared to 24.8% in the second quarter of 2022. In the first six months of 2023, PFS finance market share of new PACCAR truck sales was 23.3% compared to 26.4% in the first six months of 2022.

In the second quarter of 2023, PFS revenues increased to $439.8 million from $372.5 million in 2022. In the first six months of 2023, PFS revenues increased to $863.0 million from $738.7 million in 2022. The increase for both periods were primarily due to higher interest income driven by higher portfolio yields and portfolio growth.

PFS income before income taxes increased to $144.7 million in the second quarter of 2023 from $144.4 million in the second quarter of 2022. In the first six months of 2023, PFS income before income taxes increased to $293.5 million from $291.4 million in 2022. The increase in both periods was primarily due to higher finance margins, partially offset by lower operating lease margins.

Included in Financial Services “Other assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $226.4 million at June 30, 2023 and $141.7 million at December 31, 2022. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized gains on used trucks, excluding repossessions, of $19.1 million in the second quarter of 2023 compared to gains of $34.7 million in the second quarter of 2022, including $.4 million of losses on multiple unit transactions in the second quarter of 2023 compared to nil in the second quarter of 2022. Used truck losses related to repossessions, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for either the second quarter of 2023 or 2022.

The Company recognized gains on used trucks, excluding repossessions, of $46.9 million in the first six months of 2023 compared to gains of $69.9 million in the first six months of 2022, including losses on multiple unit transactions of $1.0 million in the first six months of 2023 compared to $.3 million in the first six months of 2022. Used truck losses related to repossessions, which are recognized as credit losses, and used truck gains, which are recognized as credit recoveries, were not significant for either the first six months of 2023 or 2022.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the three months ended June 30, 2023 and 2022 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended June 30, 2022	$150.9	$46.4	$104.5
Increase (decrease)
Average finance receivables	37.6		37.6
Average debt balances		14.4	(14.4)
Yields	47.9		47.9
Borrowing rates		54.3	(54.3)
Currency translation and other	2.3	.4	1.9
Total increase	87.8	69.1	18.7
Three Months Ended June 30, 2023	$238.7	$115.5	$123.2

•
Average finance receivables increased $2.33 billion (excluding foreign exchange effects) in the second quarter of 2023 primarily due to higher average loan, finance lease and dealer wholesale balances.
•
Average debt balances increased $1.53 billion (excluding foreign exchange effects) in the second quarter of 2023, reflecting higher funding requirements for the portfolio, which includes loans, finance leases, dealer wholesale and equipment on operating lease.
•
Higher portfolio yields (6.6% in 2023 compared to 4.9% in 2022) increased interest and fees by $47.9 million. The higher portfolio yields were primarily due to higher market rates in all markets.
•
Higher borrowing rates (3.7% in 2023 compared to 1.7% in 2022) increased interest and other borrowing expenses by $54.3 million and were primarily due to higher debt market rates in Europe and North America.
•
The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and euro, partially offset by the Australian dollar and Canadian dollar.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the six months ended June 30, 2023 and 2022 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Six Months Ended June 30, 2022	$283.2	$86.2	$197.0
Increase (decrease)
Average finance receivables	70.4		70.4
Average debt balances		25.3	(25.3)
Yields	92.7		92.7
Borrowing rates		98.7	(98.7)
Currency translation and other	.4	(.9)	1.3
Total increase	163.5	123.1	40.4
Six Months Ended June 30, 2023	$446.7	$209.3	$237.4

•
Average finance receivables increased $2.26 billion (excluding foreign exchange effects) in the first six months of 2023 primarily due to higher average loan, finance lease and dealer wholesale balances.
•
Average debt balances increased $1.45 billion (excluding foreign exchange effects) in the first six months of 2023, reflecting higher funding requirements for the portfolio, which includes loans, finance leases, dealer wholesale and equipment on operating lease.
•
Higher portfolio yields (6.4% in 2023 compared to 4.8% in 2022) increased interest and fees by $92.7 million. The higher portfolio yields were primarily due to higher market rates in Europe and North America.
•
Higher borrowing rates (3.5% in 2023 compared to 1.6% in 2022) were primarily due to higher debt market rates in Europe and North America.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2023	2022	2023	2022
Operating lease and rental revenues	$190.0	$204.5	$390.8	$413.1
Used truck sales	3.7	12.8	12.4	33.4
Insurance, franchise and other revenues	7.4	4.3	13.1	9.0
Operating lease, rental and other revenues	$201.1	$221.6	$416.3	$455.5

Depreciation of operating lease equipment	$117.4	$124.0	$240.8	$236.5
Vehicle operating expenses	15.1	9.0	24.2	19.4
Cost of used truck sales	4.0	12.2	12.9	31.9
Insurance, franchise and other expenses	1.3	.2	2.2	1.1
Depreciation and other expenses	$137.8	$145.4	$280.1	$288.9

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended June 30, 2023 and 2022 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended June 30, 2022	$221.6	$145.4	$76.2
(Decrease) increase
Used truck sales	(9.2)	(8.4)	(.8)
Results on returned lease assets		17.9	(17.9)
Average operating lease assets	(30.1)	(24.3)	(5.8)
Revenue and cost per asset	11.0	3.3	7.7
Currency translation and other	7.8	3.9	3.9
Total decrease	(20.5)	(7.6)	(12.9)
Three Months Ended June 30, 2023	$201.1	$137.8	$63.3
•
Lower sales volume and lower market prices of used trucks on trade, primarily in Europe, decreased revenues by $9.2 million and related depreciation and other expenses by $8.4 million.
•
Results on returned lease assets increased depreciation and other expenses by $17.9 million, primarily due to lower gains on sales of returned units as a result of lower used truck market values.
•
Average operating lease assets decreased $234.6 million (excluding foreign exchange effects), which decreased revenues by $30.1 million and related depreciation and other expenses by $24.3 million.
•
Revenue per asset increased $11.0 million primarily due to higher lease rates, reflecting higher average truck value financed and higher market rates. Cost per asset increased $3.3 million due to higher depreciation and operating expenses.
•
The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and the euro.

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the six months ended June 30, 2023 and 2022 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Six Months Ended June 30, 2022	$455.5	$288.9	$166.6
(Decrease) increase
Used truck sales	(21.0)	(19.0)	(2.0)
Results on returned lease assets		35.8	(35.8)
Average operating lease assets	(50.3)	(41.2)	(9.1)
Revenue and cost per asset	26.1	14.2	11.9
Currency translation and other	6.0	1.4	4.6
Total decrease	(39.2)	(8.8)	(30.4)
Six Months Ended June 30, 2023	$416.3	$280.1	$136.2
•
Lower sales volume and lower market prices of used trucks on trade, primarily in Europe, decreased revenues by $21.0 million and related depreciation and other expenses by $19.0 million.
•
Results on returned lease assets increased depreciation and other expenses by $35.8 million, primarily due to lower gains on sales of returned units as a result of lower used truck market values.
•
Average operating lease assets decreased $196.2 million (excluding foreign exchange effects), which decreased revenues by $50.3 million and related depreciation and other expenses by $41.2 million.
•
Revenue per asset increased $26.1 million primarily due to higher lease rates, reflecting higher average truck value financed and higher market rates. Cost per asset increased $14.2 million due to higher depreciation and operating expenses.
•
The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso.

Financial Services SG&A for the second quarter of 2023 increased to $37.0 million from $31.9 million in the second quarter of 2022 primarily due to higher salaries and related expenses, increases in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso, and higher travel costs. For the first six months, Financial Services SG&A increased to $72.2 million in 2023 from $67.6 million in 2022 primarily due to higher salaries and related expenses, higher travel costs, and partially offset by decreases in the value of foreign currencies relative to the U.S. dollar.

As an annualized percentage of average earnings assets, Financial Services SG&A was .9% in the second quarter of 2023 and .8% in the same period of 2022. For the first six months of 2023 and 2022, Financial Services SG&A as an annualized percentage of average earnings assets was .9%.

The following table summarizes the provision for losses on receivables and net charge-offs:

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$.6	$1.1	$1.1	$1.9
Europe	.8	.8	1.0	1.0
Mexico, Australia, Brasil and other	3.4	2.4	5.8	3.3
	$4.8	$4.3	$7.9	$6.2

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$(.4)	$(.1)	$(2.9)	$(.7)
Europe	.3	.3	.3	.5
Mexico, Australia, Brasil and other	4.5	.2	7.2	1.3
	$4.4	$.4	$4.6	$1.1

The provision for losses on receivables was $4.8 million in the second quarter of 2023 compared to $4.4 million in 2022, and in the first six months, the provision for losses on receivables was $7.9 million in 2023 compared to $4.6 million in 2022. The increase in provision for losses for the second quarter and first half of 2023 compared to 2022 was mainly driven by portfolio growth and slight increase in net charge-offs in all regions.

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

The post-modification balances of accounts modified during the six months ended June 30, 2023 and 2022 are summarized below:

	2023		2022
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$87.9	1.5%	$111.2	2.1%
Insignificant delay	50.1	.8%	41.0	.8%
Credit	19.0	.3%	49.1	1.0%
	$157.0	2.6%	$201.3	3.9%

* Amortized cost basis immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

Modification activity decreased to $157.0 million in the six months of 2023 from $201.3 million in the same period of 2022. The decrease in modifications for Commercial reasons primarily reflects lower volumes of refinancing. Insignificant delay which customers requesting payment relief for up to three months were a comparable percentage of the total portfolio to the same period in the prior year. The decrease in Credit reflects lower volumes of contract modifications primarily in Brasil.

The following table summarizes the Company’s 30+ days past due accounts:

	June 30 2023	December 31 2022	June 30 2022
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.2%	.1%
Europe	.4%	.2%	.5%
Mexico, Australia, Brasil and other	1.7%	1.6%	1.7%
Worldwide	.6%	.4%	.4%

Accounts 30+ days past due was .6% at June 30, 2023 compared to .4% at December 31, 2022 and .4% at June 30, 2022. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $16.8 million of accounts worldwide during the second quarter of 2023, $8.9 million during the fourth quarter of 2022 and $24.7 million during the second quarter of 2022 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	June 30 2023	December 31 2022	June 30 2022
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.2%	.1%
Europe	.4%	.2%	.5%
Mexico, Australia, Brasil and other	2.2%	2.0%	2.9%
Worldwide	.7%	.5%	.6%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at June 30, 2023, December 31, 2022 and June 30, 2022. The effect on the allowance for credit losses from such modifications was not significant at June 30, 2023, December 31, 2022 and June 30, 2022.

The Company’s annualized pre-tax return on average assets for Financial Services was 3.2% in the second quarter of 2023 compared to 3.6% in the same period of 2022, was 3.3% for the first six months in 2023 compared to 3.7% in the same period of 2022.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the second quarter and first half of 2023 and 2022. Other SG&A increased to $23.1 million for the second quarter of 2023 from $22.9 million for the second quarter of 2022 and increased to $52.4 million for the first half of 2023 compared to $42.5 million for the same period of 2022. The increase in both periods was primarily due to higher salaries and related expenses and higher professional fees.

For the second quarter, Other (loss) income before income taxes was ($6.5) million compared to ($3.1) million in 2022 primarily due to higher salaries and related expenses and professional fees. For the first six months, Other (loss) income before tax was ($618.2) million compared to $6.9 million in 2022, primarily due to the EC-related charge in the first quarter of 2023 which is discussed in Note M of the consolidated financial statements.

Investment income for the second quarter increased to $62.7 million in 2023 compared to an investment income of $5.4 million in 2022. For the first six months, investment income increased to $111.7 million in 2023 from $2.9 million in 2022. The increase in both periods is primarily driven by higher yields on investment due to higher market interest rates in all regions, as well as higher investment balances.

Income Taxes

The effective tax rate for the second quarter of 2023 was 22.1% compared to 21.9% for the second quarter of 2022. The effective tax rate for the first six months of 2023 was 21.4% compared to 22.0% for the first six months of 2022. The higher effective tax rate in the second quarter of 2023 was primarily due to a higher mix of pre-tax income in jurisdictions with higher tax rates. The lower effective tax rate in the first half of 2023 reflect a lower mix of foreign pre-tax income.

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2023	2022	2023	2022
Domestic income before taxes	$942.2	$568.4	$1,831.5	$1,042.4
Foreign income before taxes	626.3	353.7	656.0	651.1
Total income before taxes	$1,568.5	$922.1	$2,487.5	$1,693.5
Domestic pre-tax return on revenues	19.5%	14.3%	19.5%	14.2%
Foreign pre-tax return on revenues	15.5%	11.2%	8.2%	10.4%
Total pre-tax return on revenues	17.7%	12.9%	14.3%	12.4%

For the second quarter and first half of 2023, domestic and foreign income before income taxes and pre-tax return on revenues increased primarily due to the improved results from Truck and Parts operations. In the first half of 2023, foreign income before income taxes and pre-tax return on revenues includes a one-time unfavorable adjustment for the EC-related charge of $600.0 million in the first quarter 2023.

LIQUIDITY AND CAPITAL RESOURCES:

	June 30	December 31
($ in millions)	2023	2022
Cash and cash equivalents	$5,145.9	$4,690.9
Marketable securities	1,690.5	1,614.2
	$6,836.4	$6,305.1

The Company’s total cash and marketable securities at June 30, 2023 increased $531.3 million from the balances at December 31, 2022. Total cash and marketable securities are primarily intended to provide liquidity while preserving capital.

The change in cash and cash equivalents is summarized below:

($ in millions)
Six Months Ended June 30,	2023	2022
Operating activities:
Net income	$1,955.0	$1,320.9
Net income items not affecting cash	342.2	229.2
Changes in operating assets and liabilities, net	(636.9)	(452.6)
Net cash provided by operating activities	1,660.3	1,097.5
Net cash used in investing activities	(1,044.7)	(879.0)
Net cash used in financing activities	(198.6)	(346.0)
Effect of exchange rate changes on cash and cash equivalents	38.0	(69.5)
Net increase (decrease) in cash and cash equivalents	455.0	(197.0)
Cash and cash equivalents at beginning of period	4,690.9	3,428.3
Cash and cash equivalents at end of period	$5,145.9	$3,231.3

Operating activities: Cash provided by operations increased by $562.8 million to $1,660.3 million in the first six months of 2023 from $1,097.5 million in 2022. Higher operating cash flows reflects higher net income of $634.1 million and higher accruals of $675.8 million, including EC-related charge and product support liabilities. The higher operating cash flows were partially offset by higher cash outflows for income taxes of $261.3 million, higher cash usage of $244.7 million for wholesale receivables and $186.4 million for inventories.

Investing activities: Cash used in investing activities increased by $165.7 million to $1,044.7 million in the first six months of 2023 from $879.0 million in 2022. Higher net cash used in investing activities reflects higher net originations for retails loans and financing leases of $323.7 million and higher cash used in the acquisition of property, plant and equipment of $40.2 million. This was partially offset by lower acquisitions of equipment for operating leases of $216.1 million.

Financing activities: Cash used in financing activities decreased by $147.4 to $198.6 million in the first six months of 2023 from $346.0 in 2022. In the first six months of 2023, the company paid $1,236.0 million in dividends in 2023 compared to $757.6 million in 2022, primarily due to a higher year-end dividend paid in January 2023. Cash provided from borrowing activities was $1,011.6 million, $616.5 higher than the cash provided by borrowing activities of $395.1 in 2022.

Credit Lines and Other

The Company has line of credit arrangements of $3.94 billion, of which $3.43 billion were unused at June 30, 2023. Included in these arrangements are $3.00 billion of committed bank facilities, of which $1.00 billion expires in June 2024, $1.00 billion expires in June 2026 and $1.00 billion expires in June 2028. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the six months ended June 30, 2023.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of June 30, 2023, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the first half of 2023.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in the first six months of 2023 were $303.6 million compared to $227.4 million for the same period of 2022. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $7.41 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2023, total capital investments for PACCAR are expected to be $625 to $675 million and R&D is expected to be $400 to $430 million. The Company is increasing its investment in clean diesel and electric powertrain technologies, autonomous systems, connected vehicle services, next-generation manufacturing and parts distribution capabilities.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2021, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of June 30, 2023 was $5.65 billion. The registration expires in November 2024 and does not limit the principal amount of debt securities that may be issued during that period.

As of June 30, 2023, the Company’s European finance subsidiary, PACCAR Financial Europe, had €909.1 billion available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. The Company intends to renew this medium-term note program in the third quarter of 2023.

In August 2021, PACCAR Financial Mexico registered a 10.00 billion Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5.00 billion Mexican pesos. At June 30, 2023, 8.91 billion Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL Australia), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL Australia as of June 30, 2023 was 750.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFL Canada as of June 30, 2023 was 150.0 million Canadian dollars.

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

Adjustment for the EC-related claims relates to a pre-tax charge of $600.0 million ($446.4 million after-tax) for estimable total costs recorded in Interest and other (income) expense, net in the six months ended June 30, 2023 (recorded in the first quarter 2023).

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

Reconciliations from the most directly comparable GAAP measures to adjusted net income (non-GAAP) and adjusted net income per diluted shares (non-GAAP) are as follows:

Six Months Ended
($ in millions, except per share amounts)	June 30, 2023
Net income	$1,955.0
EC-related claims, net of taxes	446.4
Adjusted net income (non-GAAP)	$2,401.4
Per diluted share
Net income	$3.73
EC-related claims, net of taxes	.85
Adjusted net income (non-GAAP)	$4.58
After-tax return on revenues	11.3%
EC-related claims, net of taxes	2.5%
After-tax adjusted return on revenues (non-GAAP) *	13.8%
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended June 30, 2023. For additional information, refer to Item 7A as presented in the 2022 Annual Report on Form 10‑K.

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

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended June 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

PART II – OTHER INFORMATION

For Items 3, 4 and 5, there was no reportable information for the six months ended June 30, 2023.

ITEM 1. LEGAL PROCEEDINGS

Refer to Note M – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements (Part I, Item 1) for discussion on litigation matters, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2022 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended June 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the three months ended June 30, 2023.

(c)
Issuer purchases of equity securities.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of June 30, 2023, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the first half of 2023.

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

PACCAR Inc
(Registrant)

Date	August 2, 2023	By	/s/ B. J. Poplawski
B. J. Poplawski
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)