Form 10-K
period 2023-12-31
PACCAR INC
filed 2024-02-21
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting stock held by non-affiliates of the registrant was $42.96 billion.

As of February 9, 2024, there were 523,883,677 shares of common stock, $1 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on April 30, 2024 are incorporated by reference into Part III of this From 10-K.

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

Description of Business

PACCAR is a multinational company operating in three principal industry segments:

(1)
The Truck segment includes the design, manufacture and distribution of high-quality, light-, medium- and heavy-duty commercial trucks. Heavy-duty trucks have a gross vehicle weight (GVW) of over 33,000 lbs (Class 8) in North America and over 16 metric tonnes in Europe and South America. Medium-duty trucks have a GVW ranging from 19,500 to 33,000 lbs (Class 6 to 7) in North America, and in Europe, light- and medium-duty trucks range between 6 and 16 metric tonnes. Trucks are configured with the engine in front of cab (conventional) or cab-over-engine (COE).
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

TRUCKS

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. The Company also designs and manufactures diesel engines, primarily for use in the Company’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington and Mexicali, Mexico. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada; Denton, Texas, and Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF COE trucks assembled in the United Kingdom (U.K.) by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the U.K. PACCAR competes in the Brazilian heavy truck market with DAF COE models assembled in Ponta Grossa in the state of Paraná, Brasil. PACCAR competes in the Australian medium and heavy truck markets with Kenworth conventional and COE models and certain DAF COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models primarily assembled in the U.K. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounted for 77% of total 2023 net sales and revenues.

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

The Company’s trucks have a reputation for high quality products, most of which are ordered by dealers according to customer specifications. Some units are ordered by dealers for stocking to meet the needs of certain customers who require immediate delivery or for customers that require the chassis to be fitted with specialized bodies. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures PACCAR engines and axles and a higher percentage of other components for its heavy truck models. The Company also manufactures engines at its Columbus, Mississippi facility. In 2023, the Company installed PACCAR engines in approximately 37% of the Company’s Kenworth and Peterbilt heavy‑duty trucks in the U.S. and Canada and substantially all of the DAF heavy-duty trucks sold throughout the world. Engines not manufactured by the Company are purchased from Cummins Inc. (Cummins). The Company purchased a significant portion of its transmissions from Eaton Corporation Plc. (Eaton) and ZF Friedrichshafen AG (ZF). The Company also purchased a significant portion of North America stampings used for cabs from Magna International Inc. (Magna). The Company has long-term agreements with Cummins, Eaton, ZF and Magna to provide for continuity of supply. A loss of supply from Cummins, Eaton, ZF or Magna, and the resulting interruption in the production of trucks, would have a material effect on the Company’s results. Purchased materials and parts include raw materials, partially processed materials, such as castings, and finished components manufactured by independent suppliers. The Company and its suppliers rely on semiconductors as an essential component in the production of its trucks and aftermarket parts. The Company and its suppliers source semiconductors from various suppliers. Raw materials, partially processed materials and finished components typically make up approximately 85% of the cost of new trucks. The value of finished truck components manufactured by independent suppliers ranges from approximately 24% in Europe to approximately 87% in North America. In addition to materials, the Company’s cost of sales includes labor and factory overhead, vehicle delivery and warranty. Accordingly, except for certain factory overhead costs such as facilities depreciation, property taxes and utilities, the Company’s cost of sales are highly correlated to sales.

The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-, medium-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 3% of consolidated revenues in 2023. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would require the Company to either contract for an alternative source of supply or to manufacture cabs itself.

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

There are four principal competitors in the U.S. and Canada commercial truck market. The Company’s share of the U.S. and Canadian Class 8 market was 29.5% of retail sales in 2023, and the Company’s medium-duty market share was 14.5%. In Europe, there are six principal competitors in the commercial truck market, including parent companies to the four competitors of the Company in the U.S. In 2023, DAF had a 15.6% share of the European heavy-duty market and a 9.1% share of the light/medium-duty market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

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

The Company had a total production backlog of $17.4 billion at the end of 2023. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90‑day backlog approximated $7.6 billion at December 31, 2023, $8.0 billion at December 31, 2022 and $5.2 billion at December 31, 2021. Production of the year-end 2023 backlog is expected to be substantially completed during 2024.

PARTS

The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles to over 2,300 Kenworth, Peterbilt and DAF dealers in 95 countries around the world. Aftermarket truck parts are sold and delivered to the Company’s independent dealers through the Company’s 18 strategically located parts distribution centers (PDCs) in the U.S., Canada, Europe, Australia, Mexico and Central and South America. Parts are primarily purchased from various suppliers and also manufactured by the Company. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 18% of total 2023 net sales and revenues.

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

FINANCIAL SERVICES

PACCAR Financial Services (PFS) operates in 26 countries in North America, Europe, Australia and South America through wholly owned finance companies operating under the PACCAR Financial trade name. PFS also conducts full-service leasing operations through operating divisions or wholly owned subsidiaries in North America, Germany and Australia under the PacLease trade name. Selected dealers in North America and Australia are franchised to provide full-service leasing. PFS provides its franchisees with equipment financing and administrative support. PFS also operates its own full service lease outlets. PFS’s retail loan and lease customers consist of small, medium and large commercial trucking companies, independent owner/operators and other businesses and acquire their PACCAR trucks principally from independent PACCAR dealers. PFS accounted for 5% of total net sales and revenues and 51% of total assets in 2023.

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

OTHER BUSINESSES

Other businesses include the manufacturing of industrial winches in two U.S. plants and marketing them under the Braden, Carco and Gearmatic nameplates. The markets for these products are highly competitive, and the Company competes with a number of well established firms. Sales of industrial winches were less than 1% of total net sales and revenues in 2023, 2022 and 2021.

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

The Company designs and manufactures engines for use in PACCAR vehicles worldwide. The Company’s operations and products are subject to extensive statutory and regulatory requirements governing greenhouse gas and non-greenhouse gas emissions. These include standards imposed by the U.S. Environmental Protection Agency (EPA), the European Union, U.S. state regulatory agencies (such as the California Air Resources Board), regulatory agencies in other international markets where the Company operates, and non-binding international accords related to climate change. The primary laws and regulations are the EPA’s Greenhouse Gas Emissions Standards and Fuel Efficiency Standards for Medium and Heavy-Duty Engines and Vehicles, EPA’s Clean Truck Initiative, the Regulation of the European Parliament and of the Council on the Monitoring and Reporting of CO2 Emissions from Fuel Consumption of New Heavy-Duty Vehicles, and the Heavy-Duty Omnibus Regulation and Advanced Clean Truck (ACT) regulation of the California Air Resources Board. The ACT regulation, which has been adopted by several other states, requires an increasing percentage of medium- and heavy-duty trucks sold into the state to be zero emissions.

PACCAR established its science-based greenhouse gas emission reduction targets to meet the goals of the Paris Agreement. The Company continually monitors developments in emissions and climate change-related laws and regulations in the markets in which the Company conducts business. The Company will continue to fund capital and R&D projects to meet future emissions and certification requirements through the introduction of new technologies into our products, engines and exhaust after-treatment systems.

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

Safety is a key priority and the Company’s major manufacturing facilities are equipped with safety and health departments staffed with trained medical personnel. The Company’s managers continuously address safety enhancements; provide regular and ongoing safety training; and use displays located in the Factories, Parts Distribution Centers and Offices to provide all employees with safety-related information. PACCAR’s consistent focus on workplace safety has resulted in a recordable injury rate lower than the U.S. industry average.

On December 31, 2023, the Company had approximately 32,400 employees. Approximately 39% are U.S. employees.

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

PACCAR has disclosed greenhouse gas emissions through CDP (formerly Carbon Disclosure Project) since 2014. PACCAR earned an "A-" score on its CDP environmental report in 2023, placing the Company in the Leadership tier of over 21,000 reporting companies worldwide. The Company has earned an “A” or “A-” score from CDP for the past nine years.

PACCAR has established emissions reduction targets in partnership with the Science Based Targets Initiative (SBTi). SBTi works with more than 7,000 companies worldwide to create a clearly defined path to reduce greenhouse gas emissions in line with the Paris Agreement.

Operations - PACCAR is committed to environmental responsibility in the vehicle production process. PACCAR is continuously looking for ways to reduce waste, reuse materials, conserve energy in its facilities and reduce the environmental impact of our activities. PACCAR’s factories are ISO 14001 certified and more than 80% are zero waste-to-landfill.

Innovative Products - A key element of PACCAR’s environmental strategy is to offer our customers commercial vehicles that reduce environmental impacts. The Company invests in technologies that reduce greenhouse gas emissions such as highly fuel-efficient diesel engines, natural gas and biofuel engines, as well as next generation electric, hybrid, and hydrogen powertrains. To develop these industry-leading products and technologies, PACCAR makes significant research and development and capital investments every year.

PACCAR’s Zero Emissions Trucks - PACCAR’s research and development efforts include demonstration and development projects for Kenworth, Peterbilt and DAF vehicles, including battery-electric, hydrogen fuel cell, hydrogen combustion and hybrid technologies. PACCAR is currently producing battery-electric Kenworth, Peterbilt and DAF trucks.

Low Carbon and Renewable Fuels – All truck sales and diesel engine unit sales are certified to use biofuels. PACCAR’s MX-13 and MX-11 engines are certified to use B10/B20/B30 and XTL biofuels in Europe and B20 biofuel in the U.S. Engines used in PACCAR trucks not manufactured by the Company are certified to use up to B20 biofuels.

Advanced Vehicles - PACCAR began work on its SuperTruck 3 program to continue the development of its Class 8 Kenworth and Peterbilt battery-electric and fuel cell vehicles, along with its vehicle charging stations. SuperTruck 3 is a U.S. Department of Energy (DOE) initiative to develop state-of-the-art zero emissions medium- and heavy-duty trucks. The SuperTruck initiative was launched in 2009 by the DOE to improve heavy-duty truck freight efficiency. Kenworth and Peterbilt successfully developed state-of-the-art vehicles in the prior SuperTruck and SuperTruck 2 programs. Many of the technologies developed in the earlier SuperTruck programs were deployed in production vehicles, benefiting the environment and PACCAR’s customers.

Remanufacturing - Remanufacturing is the industrial process of returning a previously used component to “like-new” condition. Remanufacturing helps the environment by reducing waste. PACCAR’s aftermarket parts division sells remanufactured engines and many other remanufactured components. PACCAR announced in December 2023 that it will construct a new engine remanufacturing facility in Columbus, Mississippi to be opened in 2025.

Connected Trucks and Driver Training - PACCAR Connect fleet management system gives fleet customers real-time information on vehicle and driver performance including fuel consumption, fleet utilization, idle time and route optimization. This information enables customers to improve fleet operating efficiency and reduce fuel consumption and CO2 emissions. PACCAR has introduced technologies that train drivers to operate vehicles more efficiently.

Battery Manufacturing - PACCAR, Cummins, Daimler Trucks and EVE Energy are partnering to produce state-of-the-art commercial vehicle batteries in a 21-gigawatt hour (GWh) factory in Marshall County, Mississippi, subject to regulatory approval. Production is expected to begin in 2027.

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

INFORMATION ABOUT THE COMPANY’S EXECUTIVE OFFICERS

Item 401(b) of Regulation S-K:

Information about the Company’s Executive Officers as of February 21, 2024 is as follows:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (70)	Executive Chairman of the Board of Directors since April 2014; Chairman and Chief Executive Officer from 1997 to April 2014. Mr. Pigott is the brother of John M. Pigott, a director of the Company.

R. Preston Feight (56)	Chief Executive Officer since July 2019; Executive Vice President from September 2018 to June 2019.

Harrie C.A.M. Schippers (61)	President and Chief Financial Officer since January 2018.

C. Michael Dozier (58)

Executive Vice President since January 2023; Senior Vice President from January 2020 to December 2022; Vice President of PACCAR from August 2019 to December 2019; Vice President of PACCAR and General Manager, Kenworth from April 2016 to July 2019.

Darrin C. Siver (57)	Executive Vice President since January 2023; Senior Vice President from January 2017 to December 2022.

Kevin D. Baney (53)

Senior Vice President since January 2024; Vice President of PACCAR and General Manager of Kenworth Truck Company from August 2019 to December 2023; Assistant General Manager – Sales and Marketing, Kenworth from January 2017 to July 2019.

John N. Rich (55)

Senior Vice President and Chief Technology Officer since January 2024; Vice President and Chief Technology Officer from March 2021 to December 2023; Prior to that, he worked for 30 years at Ford Motor Company in positions of increasing responsibility including Director of Autonomous Vehicles and Technology; Chief Operating Officer of AV LLC and Executive Director of Global Strategy.

Laura J. Bloch (47)

Vice President of PACCAR and General Manager of PACCAR Parts since March 2022; Senior Assistant General Manager of Sales and Marketing, PACCAR Parts from August 2021 to February 2022; Assistant General Manager of Sales and Marketing, Kenworth from February 2019 to July 2021.

Paulo H. Bolgar (55)

Vice President and Chief Human Resources Officer since June 2022; Served as Human Resources Vice President of Americas and Global Business Units and Global R&D for Baxter International, Inc. from January 2020 to May 2022; Human Resources Vice President of Global Operations and Quality for Baxter International, Inc. from April 2016 to December 2019.

Todd R. Hubbard (61)	Vice President, Global Financial Services since February 2019.

A. Lily Ley (58)	Vice President and Chief Information Officer since January 2017.

Brice J. Poplawski (59)	Vice President and Controller since May 2023; Senior Operations Controller from July 2020 to April 2023; Corporate Operations Controller from January 2007 to June 2020.

Harald P. Seidel (56)	Vice President of PACCAR and President of DAF Trucks N.V. since August 2022; Director of Finance from October 2017 to July 2022.

Jason P. Skoog (52)	Vice President of PACCAR and General Manager of Peterbilt since April 2018.

James W. Walenczak (49)

Vice President of PACCAR and General Manager of Kenworth since January 2024; Assistant General Manager – Sales and Marketing, Kenworth from August 2021 to December 2023; Assistant General Manager – Operations, PACCAR Parts from February 2019 to August 2021.

Michael K. Walton (59)	Vice President and General Counsel since August 2020; Senior Counsel from August 2007 to July 2020.

Harry M.B. Wolters (53)	Vice President of PACCAR and General Manager Global Powertrain & Electrification since August 2022; Vice President of PACCAR and President of DAF Trucks N.V. from September 2018 to July 2022.

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

Changes to other benchmark interest rates, such as CDOR (Canadian Dollar Offered Rate), will have an uncertain impact on finance receivables and other financial obligations, the Company’s future cost of funds and/or access to capital markets. The Company will attempt to minimize the impact of differences between the current and replacement benchmark rates through pricing adjustments on the financing provided by PFS, but it is not certain the Company will be able to do so. The Company does not expect the cessation of CDOR or the anticipated changes to other benchmark rates will have a material impact on the results of operations.

Information Technology and Cybersecurity. The Company relies on information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of its business processes and activities. Some of the Company’s products include telematics which provide over-the-air software updates, advanced fleet management tools and real-time data analytics on driver and vehicle performance. These computer systems and networks may be subject to disruptions during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses; or outside parties attempting to disrupt the Company’s business or gain unauthorized access to the Company’s electronic data. The Company maintains a cybersecurity insurance policy and continues to invest in protections to guard against such events. Despite these safeguards, there remains a risk of system disruptions, unauthorized access and data loss.

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

Political, Regulatory and Economic Risks

Multinational Operations. The Company’s global operations are exposed to political, economic and other risks and events beyond its control in the countries in which the Company operates. The Company may be adversely affected by political instabilities, fuel shortages or interruptions in utility or transportation systems, natural calamities, recessions or slower economic growth, inflation, epidemics and pandemics (such as COVID-19), wars, geopolitical tensions and conflicts (such as conflicts in Ukraine and Israel), terrorism and labor strikes. Changes in government monetary or fiscal policies and international trade policies may impact demand for the Company’s products, financial results and competitive position. PACCAR’s global operations are subject to extensive trade, competition and anti-corruption laws and regulations that could impose significant compliance costs.

Environmental Regulations. The Company’s operations are subject to environmental laws and regulations that impose significant compliance costs. The Company could experience higher research and development and manufacturing costs due to changes in government requirements for its products, including changes in emissions, fuel, greenhouse gas or other regulations.

Emissions Requirements and Reduction Targets. PACCAR’s operations and products are subject to extensive statutory and regulatory requirements governing greenhouse gas and non-greenhouse gas emissions. These include standards imposed by the U.S. Environmental Protection Agency (EPA), the European Union, U.S. state regulatory agencies (such as the California Air Resources Board), regulatory agencies in other international markets where the Company operates, and non-binding international accords related to climate change. The primary laws and regulations are the EPA’s Greenhouse Gas Emissions Standards and Fuel Efficiency Standards for Medium and Heavy-Duty Engines and Vehicles, EPA’s Clean Truck Initiative, the Regulation of the European Parliament and of the Council on the Monitoring and Reporting of CO2 Emissions from Fuel Consumption of New Heavy-Duty Vehicles, and the Heavy-Duty Omnibus Regulation and Advanced Clean Truck (ACT) regulation of the California Air Resources Board. The ACT regulation, which has been adopted by several other states, requires an increasing percentage of medium- and heavy-duty trucks sold into the state to be zero emission.

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

The Company continually monitors developments in emissions and climate change-related laws and regulations in the markets in which the Company conducts business, and expects that climate change-related laws, regulations, and international accords will continue to evolve. PACCAR cannot reasonably predict whether future laws, regulations, and international accords could materially increase its environmental compliance costs, alter its product development strategy, or impact its business, financial condition, or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

The Company maintains a comprehensive cybersecurity management and governance program. The Company’s information security management system is based upon the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). The Company engages internal and third-party auditors and other professional parties when necessary, as part of its cybersecurity management program. The Company conducts penetration and compromise assessment tests, implements detection and prevention tools, monitors cyber events and has active disaster recovery plans. For third-party IT services, the Company conducts an architectural, privacy and security analysis of their solution. If any gaps are identified, the third-party remediates or mitigates the risk to an acceptable level. The Company simulates potential cyber-attacks and performs incident responses to test preparedness. These exercises are used to train and update the Company’s Incident Response plan, including any gaps identified. The Company conducts yearly information security training for employees and conducts ongoing phishing tests.

The Company’s Security Risk Council, including the Chief Information Security Officer, meets regularly to cover risks, plans and updates to the security program. It briefs the Board of Directors and/or the Audit Committee of the Board of Directors on technology and information security matters. Management and the Board of Directors also receive periodic updates on the status of cybersecurity investments to guard against such events. In the event of a security breach, the Company’s Security Risk Council evaluates its significance and briefs the Board on the event.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)
Market Information, Holders, Dividends, Securities Authorized for Issuance Under Equity Compensation Plans and Performance Graph.

Market Information and Holders.

Common stock of the Company is traded on the Nasdaq Stock Market under the symbol PCAR. There were 1,426 record holders of the common stock at December 31, 2023. The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2023 regarding compensation plans under which PACCAR equity securities are authorized for issuance.

	Number of Securities Granted and to be Issued Related to Outstanding Options and Restricted Stock Units	Weighted-average Exercise Price of Outstanding Options	Securities Available for Future Grant
Stock compensation plans approved by stockholders	4,917,291	$57.77	15,018,410

All stock compensation plans have been approved by the stockholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 650,075 shares that represent deferred cash awards payable in stock.

Securities available for future grant are authorized under the following two plans: (i) 14,072,474 shares under the LTI Plan, and (ii) 945,936 shares under the RSDC Plan.

Stockholder Return Performance Graph.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, to the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the return of the industry peer group of companies identified below (the “Current Peer Group Index” and “Prior Peer Group Index”) for the last five fiscal years ended December 31, 2023. Effective January 1, 2023, the Company revised its peer group to include Daimler Truck Holdings AG (effective January 1, 2022) and Iveco Group N.V. (effective January 1, 2022), direct competitors and publicly traded companies, and Terex Corporation (effective January 1, 2019), a more representative Company peer. The Company removed CNH Industrial N.V., which spun-off Iveco, and Dana Incorporated. The Current Peer Index also includes AGCO Corporation, Caterpillar Inc., Cummins Inc., Deere & Company, Eaton Corporation, Oshkosh Corporation, TRATON SE (effective January 1, 2021), Navistar International Corporation (from 2018 through 2020) and AB Volvo. The Prior Peer Group Index consisted of AGCO Corporation, Caterpillar Inc., CNH Industrial N.V., Cummins Inc., Dana Incorporated, Deere & Company, Eaton Corporation, Navistar International Corporation, Oshkosh Corporation, TRATON SE and AB Volvo. Standard & Poor’s has calculated a return for each company in the Peer Group Index weighted according to its respective capitalization at the beginning of each period with dividends reinvested on a monthly basis. Management believes that the identified companies and methodology used in the graph for the Peer Group Index provide a better comparison than other indices available. The comparison assumes that $100 was invested December 31, 2018, in the Company’s common stock and in the stated indices and assumes reinvestment of dividends.

PACCAR Inc
S&P 500 Index
Current Peer Group Index
Prior Peer Group Index
350
300
250
200
150
100
50
2018
2019
2020
2021
2022
2023

	2018	2019	2020	2021	2022	2023
PACCAR Inc	100	145.05	162.08	171.19	200.29	310.48
S&P 500 Index	100	131.49	155.68	200.37	164.08	207.21
Current Peer Group Index	100	128.46	171.67	209.23	228.09	275.53
Prior Peer Group Index	100	128.32	170.13	209.74	230.29	272.34

(b)
Use of Proceeds from Registered Securities.

Not applicable.

(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of December 31, 2023, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made during the fourth quarter of 2023.

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

2023 Financial Highlights

•
Worldwide net sales and revenues were $35.13 billion in 2023 compared to $28.82 billion in 2022, primarily due to higher truck and parts revenues.
•
Truck sales were $26.85 billion in 2023 compared to $21.49 billion in 2022, primarily due to higher truck deliveries and price realization in all markets.
•
Parts sales were $6.41 billion in 2023 compared to $5.76 billion in 2022 reflecting higher price realization in all markets.
•
Financial Services revenues were $1.81 billion in 2023 compared to $1.51 billion in 2022, primarily due to portfolio growth and higher portfolio yields.
•
In 2023, PACCAR earned net income for the 85th consecutive year. Net income was $4.60 billion ($8.76 per diluted share) in 2023 compared to $3.01 billion ($5.75 per diluted share) in 2022 reflecting higher Truck and Parts operating results.
•
Adjusted net income (non-GAAP), excluding a $446.4 million after-tax non-recurring charge related to civil litigation in Europe was $5.05 billion ($9.61 per diluted share). After-tax return on beginning equity (ROE) was 34.9% in 2023, which includes the $446.4 million after-tax non-recurring charge related to civil litigation in Europe in the first quarter of this year. Excluding the one-time charge, adjusted ROE (non-GAAP) was 38.3%. This compares to an ROE of 26.0% in 2022. See Reconciliation of GAAP to Non-GAAP Financial Measures on page 30.
•
Capital investments were $698.3 million in 2023 compared to $505.0 million in 2022.
•
Research and development (R&D) expenses were $410.9 million in 2023 compared to $341.2 million in 2022.

PACCAR has begun construction of a new 240,000 square-foot PACCAR Parts Distribution Center (PDC) to be opened in Massbach, Germany, in 2024. This PDC will improve parts delivery to dealers and customers in the region.

PACCAR, Cummins, Daimler Trucks and EVE Energy are partnering to create state-of-the-art commercial vehicle battery cell production. The joint venture partners expect growing demand for zero emissions vehicles throughout the decade. The planned factory in Marshall County, Mississippi, will provide cost effective scale and industry leading battery cell technology, which will benefit our commercial vehicle customers. The total investment is expected to be in the range of $2-3 billion, with PACCAR, Cummins and Daimler Truck each owning 30% of the joint venture and EVE Energy having 10% ownership and contributing its industry leading battery cell design and manufacturing expertise. Subject to regulatory approval, the 21-gigawatt hour (GWh) factory is expected to begin producing battery cells in 2027.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $20.96 billion. PFS issued $2.91 billion in medium-term notes during 2023 to support new business volume and repay maturing debt.

Truck Outlook

Heavy-duty truck industry retail sales in the U.S. and Canada in 2024 are expected to be 260,000 to 300,000 units compared to 297,000 in 2023. In Europe, the 2024 truck industry registrations for over 16-tonne vehicles are expected to be 260,000 to 300,000 units compared to 343,300 in 2023. In South America, heavy-duty truck industry registrations in 2024 are projected to be 105,000 to 115,000 compared to 105,000 in 2023.

Parts Outlook

In 2024, PACCAR Parts sales are expected to increase 4-8% compared to 2023 levels reflecting strong freight demand. If economic conditions were to worsen, lower freight volumes could reduce the demand for replacement parts, resulting in lower parts revenues and operating results.

Financial Services Outlook

In 2024, average earning assets are expected to increase 3-5% compared to 2023. If current freight transportation conditions decline due to weaker economic conditions, then past due accounts, truck repossessions and credit losses would likely increase from the current low levels and new business volume would likely decline.

Capital Spending and R&D Outlook

Capital investments in 2024 are expected to be $700 to $750 million, and R&D is expected to be $460 to $500 million. The Company is increasing its investment in fuel efficient diesel and electric powertrain technologies, connected vehicle services, and next-generation manufacturing and parts distribution capabilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the years ended December 31, 2023 and 2022 are presented below. For information on the year ended December 31, 2021, refer to Part II, Item 7 in the 2022 Annual Report on Form 10-K.

($ in millions, except per share amounts)
Year Ended December 31,	2023	2022
Net sales and revenues:
Truck	$26,846.4	$21,486.2
Parts	6,414.4	5,764.3
Other	54.7	63.8
Truck, Parts and Other	33,315.5	27,314.3
Financial Services	1,811.9	1,505.4
	$35,127.4	$28,819.7
Income before income taxes:
Truck	$3,799.9	$1,753.3
Parts	1,702.6	1,446.6
Other*	(616.8)	(1.1)
Truck, Parts and Other	4,885.7	3,198.8
Financial Services	540.3	588.9
Investment income	292.2	61.0
Income taxes	(1,117.4)	(837.1)
Net Income	$4,600.8	$3,011.6
Diluted earnings per share	$8.76	$5.75
After-tax return on revenues	13.1%	10.4%

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

2023 Compared to 2022:

Truck

The Company’s Truck segment accounted for 77% of revenues in 2023 compared to 75% in 2022.

The Company’s new truck deliveries are summarized below:

Year Ended December 31,	2023	2022	% CHANGE
U.S. and Canada	109,100	95,600	14
Europe	63,200	62,400	1
Mexico, South America, Australia and other	31,900	27,900	14
Total units	204,200	185,900	10

The increase in new truck deliveries worldwide in 2023 compared to 2022 was driven by higher build rates and increased demand in all major markets.

Market share data discussed below is provided by third-party sources and is measured by either retail sales or registrations for the Company’s dealer network as a percentage of total retail sales or registrations depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based on registrations.

In 2023, industry retail sales in the heavy-duty market in the U.S. and Canada increased to 297,000 units from 283,500 units in 2022. The Company’s heavy-duty truck retail market share was 29.5% in 2023 compared to 29.8% in 2022. The medium-duty market was 105,300 units in 2023 compared to 88,300 units in 2022. The Company’s medium-duty market share was 14.5% in 2023 compared to 10.9% in 2022.

The over 16‑tonne truck market in Europe in 2023 increased to 343,300 units from 297,500 units in 2022, and DAF’s market share was 15.6% in 2023 compared to 17.3% in 2022. The 6 to 16‑tonne market was 46,800 units in 2023 and 38,800 units in 2022. DAF’s market share in the 6 to 16-tonne market in 2023 was 9.1% compared to 9.7% in 2022.

The over 16‑tonne truck market in Brasil in 2023 decreased to 82,100 units from 97,900 units in 2022, and DAF Brasil achieved a record 10.2% market share in 2023 compared to 6.9% in 2022.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Year Ended December 31,	2023	2022	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$15,898.5	$12,521.8	27
Europe	6,871.3	5,866.5	17
Mexico, South America, Australia and other	4,076.6	3,097.9	32
	$26,846.4	$21,486.2	25
Truck income before income taxes	$3,799.9	$1,753.3	117
Pre-tax return on revenues	14.2%	8.2%

The Company’s worldwide truck net sales and revenues increased to $26.85 billion in 2023 from $21.49 billion in 2022 primarily due to higher truck unit deliveries, improved price realization in all markets and favorable currency translation effects, primarily the euro. Truck segment income before income taxes and pretax return on revenues reflect the impact of higher truck unit deliveries and improved margins.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between 2023 and 2022 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2022	$21,486.2	$19,205.4	$2,280.8
Increase (decrease)
Truck sales volume	2,465.8	1,918.0	547.8
Average truck sales prices	2,785.9		2,785.9
Average per truck material, labor and other direct costs		916.7	(916.7)
Factory overhead and other indirect costs		204.3	(204.3)
Extended warranties, operating leases and other	40.5	134.2	(93.7)
Currency translation	68.0	62.0	6.0
Total increase	5,360.2	3,235.2	2,125.0
2023	$26,846.4	$22,440.6	$4,405.8

•
Truck sales volume reflects higher truck deliveries in all major markets.
•
Average truck sales prices increased sales by $2.79 billion, primarily due to higher price realization worldwide reflecting the positive effect of new truck models as well as inflationary cost increases.
•
Average cost per truck increased cost of sales by $916.7 million, primarily reflecting higher raw material, labor and product support costs, mainly warranty expense.
•
Factory overhead and other indirect costs increased $204.3 million, primarily due to higher labor costs, maintenance, depreciation and utilities.
•
Extended warranties, operating leases and other increased revenues by $40.5 million and increased cost of sales by $134.2 million. The increase in cost of sales was primarily due to higher costs from extended warranty and service contracts.
•
The currency translation effect on sales and cost of sales reflects an increase in the value of the euro and Brazilian real relative to the U.S. dollar, partially offset by the decrease in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar.
•
Truck gross margin was 16.4% in 2023 compared to 10.6% in 2022 due to the factors noted above.

Truck selling, general and administrative expenses (SG&A) in 2023 decreased to $278.5 million from $280.0 million in 2022. The decrease was primarily due to lower professional expenses, and lower sales and marketing expenses, offset by higher salaries and travel related costs. As a percentage of sales, Truck SG&A was 1.0% in 2023 and 1.3% in 2022.

Parts

The Company’s Parts segment accounted for 18% of revenues in 2023 compared to 20% in 2022.

($ in millions)
Year Ended December 31,	2023	2022	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$4,441.7	$4,087.5	9
Europe	1,357.0	1,141.1	19
Mexico, South America, Australia and other	615.7	535.7	15
	$6,414.4	$5,764.3	11
Parts income before income taxes	$1,702.6	$1,446.6	18
Pre-tax return on revenues	26.5%	25.1%

The Company’s worldwide parts net sales and revenues increased to $6.41 billion in 2023 from $5.76 billion in 2022 primarily due to higher price realization in all markets. The increase in Parts segment income before income taxes and pre-tax return on revenues was primarily due to higher price realization in all markets.

The major factors for the Parts segment changes in net sales and revenues, cost of sales and revenues and gross margin between 2023 and 2022 are as follows:

	NET SALES AND	COST OF SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2022	$5,764.3	$4,009.6	$1,754.7
Increase (decrease)
Aftermarket parts volume	22.5	9.2	13.3
Average aftermarket parts sales prices	614.2		614.2
Average aftermarket parts direct costs		297.6	(297.6)
Warehouse and other indirect costs		44.8	(44.8)
Currency translation	13.4	8.4	5.0
Total increase	650.1	360.0	290.1
2023	$6,414.4	$4,369.6	$2,044.8
•
Aftermarket parts sales volume increased by $22.5 million and related cost of sales increased by $9.2 million primarily reflecting higher sales volume in Brasil, Australia and Europe, partially offset by lower sales volume in the U.S.
•
Average aftermarket parts sales prices increased sales by $614.2 million primarily due to higher price realization in North America and Europe.
•
Average aftermarket parts direct costs increased $297.6 million due to higher material costs, primarily in the U.S. and Europe.
•
Warehouse and other indirect costs increased $44.8 million primarily due to higher salaries and related expenses and costs of supplies.
•
The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar, partially offset by a decrease in the value of the Australian dollar and the Canadian dollar relative to the U.S. dollar.
•
Parts gross margin was 31.9% in 2023 compared to 30.4% in 2022 due to the factors noted above.

Parts SG&A expense in 2023 increased to $238.0 million from $216.3 million in 2022. The increase was primarily due to higher salaries and related expenses, partially offset by lower sales and marketing costs. As a percentage of sales, Parts SG&A was 3.7% in 2023 and 3.8% in 2022.

Financial Services

The Company’s Financial Services segment accounted for 5% of revenues in 2023 and 2022.

($ in millions)
Year Ended December 31,	2023	2022	% CHANGE
New loan and lease volume:
U.S. and Canada	$3,662.3	$3,376.5	8
Europe	1,586.6	1,483.4	7
Mexico, Australia, Brasil and other	1,956.4	1,355.8	44
	$7,205.3	$6,215.7	16
New loan and lease volume by product:
Loans and finance leases	$6,538.6	$5,209.6	26
Equipment on operating lease	666.7	1,006.1	(34)
	$7,205.3	$6,215.7	16
New loan and lease unit volume:
Loans and finance leases	47,200	42,100	12
Equipment on operating lease	7,200	11,600	(38)
	54,400	53,700	1
Average earning assets:
U.S. and Canada	$9,478.5	$8,647.4	10
Europe	4,465.9	3,810.0	17
Mexico, Australia, Brasil and other	3,596.5	2,544.0	41
	$17,540.9	$15,001.4	17
Average earning assets by product:
Loans and finance leases	$11,903.3	$10,279.4	16
Dealer wholesale financing	3,100.2	1,933.9	60
Equipment on lease and other	2,537.4	2,788.1	(9)
	$17,540.9	$15,001.4	17
Revenues:
U.S. and Canada	$759.7	$684.3	11
Europe	555.7	498.3	12
Mexico, Australia, Brasil and other	496.5	322.8	54
	$1,811.9	$1,505.4	20
Revenues by product:
Loans and finance leases	$839.8	$532.0	58
Dealer wholesale financing	169.5	96.7	75
Equipment on lease and other	802.6	876.7	(8)
	$1,811.9	$1,505.4	20
Income before income taxes	$540.3	$588.9	(8)

New loan and lease volume increased to $7.21 billion in 2023 from $6.22 billion in 2022. The increase in new loan and finance lease volume reflected higher retail sales of PACCAR trucks and a higher amount financed per truck in all major markets. The decrease in equipment on operating leases new business volume reflected lower market demand, partially offset by a higher amount financed per truck in all major markets. The effect of currency translation increased new loan and lease volume by $98.7 million, primarily due to the stronger Mexican peso and euro relative to the U.S. dollar. PFS finance market share of new PACCAR truck sales was 24.0% in 2023 compared to 25.6% in 2022.

PFS revenues increased to $1.81 billion in 2023 from $1.51 billion in 2022. The increase was primarily due to higher interest and fee income driven by portfolio growth and higher portfolio yields. The effects of currency translation increased PFS revenues by $40.8 million in 2023, primarily due to a stronger Mexican peso and euro relative to the U.S. dollar.

PFS income before income taxes decreased to $540.3 million in 2023 from $588.9 million in 2022, primarily due to lower operating lease margins, reflecting lower results on returned lease assets, partially offset by higher finance margins. The effect of currency translation increased PFS income before income taxes by $15.0 million in 2023, primarily due to a stronger Mexican peso and euro relative to the U.S. dollar.

Included in Financial Services “Other Assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $309.8 million at December 31, 2023 and $141.7 million at December 31, 2022. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions, through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized gains on used trucks, excluding repossessions, of $43.5 million in 2023 compared to $140.1 million in 2022, including losses on multiple unit transactions of $12.3 million in 2023 compared to $.8 million in 2022. Used truck losses related to repossessions, which are recognized as credit losses, in 2023 were $4.6 million and were insignificant in 2022.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between 2023 and 2022 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
2022	$628.7	$216.3	$412.4
Increase (decrease)
Average finance receivables	183.6		183.6
Average debt balances		76.1	(76.1)
Yields	177.7		177.7
Borrowing rates		200.2	(200.2)
Currency translation and other	19.3	8.0	11.3
Total increase	380.6	284.3	96.3
2023	$1,009.3	$500.6	$508.7
•
Average finance receivables increased $2.77 billion (excluding foreign exchange effects) in 2023 primarily due to higher average loan, finance lease and dealer wholesale balances.
•
Average debt balances increased $1.91 billion (excluding foreign exchange effects) in 2023, reflecting higher funding requirements for the portfolio, which includes loans, finance leases, dealer wholesale and equipment on operating lease.
•
Higher portfolio yields (6.7% in 2023 compared to 5.1% in 2022) increased interest and fees by $177.7 million. The higher portfolio yields were primarily due to higher market rates in all markets.
•
Higher borrowing rates (3.9% in 2023 compared to 2.0% in 2022) were primarily due to higher debt market rates in all markets.
•
The currency translation effects reflect a increase in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso, Brazilian real and euro.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Year Ended December 31,	2023	2022
Operating lease and rental revenues	$751.8	$807.2
Used truck sales	23.0	50.5
Insurance, franchise and other revenues	27.8	19.0
Operating lease, rental and other revenues	$802.6	$876.7

Depreciation of operating lease equipment	$488.6	$474.9
Vehicle operating expenses	73.1	33.9
Cost of used truck sales	24.1	49.3
Insurance, franchise and other expenses	4.9	2.7
Depreciation and other expenses	$590.7	$560.8

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between 2023 and 2022 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
2022	$876.7	$560.8	$315.9
(Decrease) increase
Used truck sales	(27.8)	(25.6)	(2.2)
Results on returned lease assets		107.6	(107.6)
Average operating lease assets	(129.4)	(110.3)	(19.1)
Revenue and cost per asset	53.1	42.1	11.0
Currency translation and other	30.0	16.1	13.9
Total (decrease) increase	(74.1)	29.9	(104.0)
2023	$802.6	$590.7	$211.9
•
Lower sales volume and lower market prices of used truck on trade, primarily in Europe, decreased revenues by $27.8 million and related depreciation and other expenses by $25.6 million.
•
Results on returned lease assets increased depreciation and other expenses by $107.6 million primarily due to lower gains on sales of returned lease units as a result of lower used truck market values.
•
Average operating lease assets decreased $280.7 million (excluding foreign exchange effects), which decreased revenues by $129.4 million and related depreciation and other expenses by $110.3 million.
•
Revenue per asset increased $53.1 million primarily due to higher lease rates reflecting higher average truck value financed and higher market rates. Cost per asset increased $42.1 million due to higher depreciation and operating expenses.
•
The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and euro.

Financial Services SG&A expense increased to $149.0 million in 2023 from $133.9 million in 2022. The increase was primarily due to higher salaries and related expenses, higher travel costs and unfavorable currency translation effects, primarily the Mexican peso and euro. As a percentage of average earning assets, Financial Services SG&A was .8% in 2023 and .9% in 2022.

The following table summarizes the provision for losses on receivables and net charge-offs:

	2023		2022
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE-OFFS
U.S. and Canada	$7.9	$8.6	$(5.1)	$(.9)
Europe	4.4	2.9	.8	.6
Mexico, Australia, Brasil and other	19.0	11.8	9.8	(.4)
	$31.3	$23.3	$5.5	$(.7)

The provision for losses on receivables increased to $31.3 million in 2023 from $5.5 million in 2022, primarily driven by higher charge-offs, portfolio growth and higher past due balances in 2023.

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

The post-modification balances of accounts modified during the years ended December 31, 2023 and 2022 are summarized below:

	2023		2022
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$200.1	1.5%	$225.4	2.0%
Insignificant delay	232.5	1.7%	79.3	.7%
Credit	55.2	.4%	59.8	.5%
	$487.8	3.6%	$364.5	3.2%

* Amortized cost basis immediately after modification as a percentage of the year-end retail portfolio balance.

Modification activity increased to $487.8 in 2023 from $364.5 in 2022. The decrease in modifications for commercial reasons primarily reflects lower volumes of refinancing. The increase related to Insignificant Delay reflects an increase in customers requesting payment relief for up to three months, primarily in the U.S. The decrease in Credit modifications reflects lower volumes of contract modifications and requests for payment relief, primarily in Brasil, partially offset by higher volumes of credit modifications in Europe.

The following table summarizes the Company’s 30+ days past due accounts:

At December 31,	2023	2022
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.8%	.1%
Europe	.5%	.2%
Mexico, Australia, Brasil and other	1.9%	1.6%
Worldwide	1.0%	.4%

Accounts 30+ days past due increased to 1.0% at December 31, 2023 from .4% at December 31, 2022. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $35.0 million, primarily in Europe, and $8.9 million of accounts worldwide during the fourth quarter of 2023 and the fourth quarter of 2022, respectively, which were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

At December 31,	2023	2022
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.8%	.1%
Europe	1.8%	.2%
Mexico, Australia, Brasil and other	2.0%	2.0%
Worldwide	1.2%	.5%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2023 and 2022. The effect on the allowance for credit losses from such modifications was not significant at December 31, 2023 and 2022.

The Company’s annualized pre-tax return on average total assets for Financial Services was 2.9% in 2023 compared to 3.7% in 2022, respectively.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for 2023 and 2022. Other SG&A decreased to $87.8 million in 2023 from $96.1 million in 2022 primarily due to lower corporate expenses.

Other loss before tax was $616.8 million in 2023 compared to $1.1 million in 2022. The increase was primarily due to the EC-related charge in the first quarter 2023 which is discussed in Note L of the consolidated financial statements.

Investment income increased to $292.2 million in 2023 from $61.0 million in 2022, primarily due to higher market interest rates in all regions, as well as higher investment balances.

Income Taxes

In 2023, the effective tax rate was 19.5% compared to 21.8% in 2022. The lower effective tax rate in 2023 was primarily due to a $119.7 million discrete tax benefit for the release of a valuation allowance on deferred tax assets in Brasil, and the change in mix of income generated in jurisdictions with lower tax rates in 2023 as compared to 2022.

($ in millions)
Year Ended December 31,	2023	2022
Domestic income before taxes	$3,913.7	$2,322.9
Foreign income before taxes	1,804.5	1,525.8
Total income before taxes	$5,718.2	$3,848.7
Domestic pre-tax return on revenues	20.4%	14.7%
Foreign pre-tax return on revenues	11.3%	11.7%
Total pre-tax return on revenues	16.3%	13.4%

In 2023, both domestic and foreign income before income taxes and domestic pre-tax return on revenues increased primarily due to the improved results from Truck and Parts operations. In 2023, foreign income before income taxes and pre-tax return on revenues includes a one-time expense for the EC-related charge of $600.0 million in the first quarter 2023.

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)
At December 31,	2023	2022
Cash and cash equivalents	$7,181.7	$4,690.9
Marketable securities	1,822.6	1,614.2
	$9,004.3	$6,305.1

The Company’s total cash and marketable securities at December 31, 2023, increased $2.70 billion from the balances at December 31, 2022. Total cash and marketable securities are primarily intended to provide liquidity while preserving capital.

The change in cash and cash equivalents is summarized below:

($ in millions)
Year Ended December 31,	2023	2022
Operating activities:
Net income	$4,600.8	$3,011.6
Net income items not affecting cash	698.0	601.6
Pension contributions	(27.3)	(39.1)
Changes in operating assets and liabilities, net	(1,081.5)	(547.1)
Net cash provided by operating activities	4,190.0	3,027.0
Net cash used in investing activities	(2,871.0)	(2,033.0)
Net cash provided by financing activities	1,102.2	304.9
Effect of exchange rate changes on cash	69.6	(36.3)
Net increase in cash and cash equivalents	2,490.8	1,262.6
Cash and cash equivalents at beginning of the year	4,690.9	3,428.3
Cash and cash equivalents at end of the year	$7,181.7	$4,690.9

Operating activities: Cash provided by operations increased by $1.16 billion to $4.19 billion in 2023 from $3.03 billion in 2022. Higher operating cash flows reflect higher net income of $1,589.2 million and higher accruals of $750.7 million, including EC-related charge and product support liabilities. The higher operating cash flows were partially offset by lower accruals in 2023 compared to 2022 of $464.5 million for accounts payable and current accrued expenses. Additionally, there were higher cash outflows for income taxes of $567.2 million and higher cash used of $331.0 million for wholesale receivables.

Investing activities: Cash used in investing activities increased by $838.0 million to $2.87 billion in 2023 from $2.03 billion in 2022. Higher net cash used in investing activities primarily reflects higher net originations for retail loans and financing leases of $877.1 million and higher cash used in the acquisition of property, plant and equipment of $170.0 million. The higher net cash usage was partially offset by lower acquisitions of equipment for operating leases of $298.0 million.

Financing activities: Cash provided by financing activities was $1.10 billion in 2023 compared to $304.9 million in 2022. The Company paid $1.52 billion in dividends in 2023 compared to $1.00 billion in 2022, primarily due to a higher year-end dividend paid in January 2023. Cash provided from net borrowing activities was $2.57 billion, $1.30 billion higher than the cash provided by net borrowing activities of $1.28 billion in 2022 reflecting higher funding to support financial services portfolio growth.

The Company expects to continue paying dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions. Cash dividends declared for the last two years were as follows:

QUARTER	2023	2022
First	$.25	$.23
Second	.25	.23
Third	.27	.23
Fourth	.27	.25
Year-End Extra (paid in January of the following year)	3.20	1.87
Total dividends declared per share*	$4.24	$2.80

* The sum of quarterly per share amounts do not equal per share amounts reported for the full year due to rounding.

Credit Lines and Other:

The Company has line of credit arrangements of $4.20 billion, of which $3.66 billion were unused at December 31, 2023. Included in these arrangements are $3.00 billion of committed bank facilities, of which $1.00 billion expires in June 2024, $1.00 billion expires in June 2026 and $1.00 billion expires in June 2028. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the year ended December 31, 2023.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock without an expiration. The objective of the repurchase plan is to return value to PACCAR shareholders. As of December 31, 2023, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the year ended December 31, 2023.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in 2023 were $679.4 million compared to $491.2 million in 2022. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $7.68 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

Capital investments in 2024 are expected to be $700 to $750 million, and R&D is expected to be $460 to $500 million. The Company is increasing its investment in fuel efficient diesel and electric powertrain technologies, connected vehicle services, and next-generation manufacturing and parts distribution capabilities.

PACCAR, Cummins, Daimler Trucks and EVE Energy are partnering to produce state of the art commercial vehicle batteries in a factory in Marshall County, Mississippi. The total investment is expected to be in the range of $2-3 billion, of which PACCAR’s share is 30%. The 21-gigawatt hour (GWh) factory is expected to begin producing batteries in 2027, subject to regulatory approval.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2021, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2023 was $6.10 billion. In January 2024, PFC issued $600.0 million of medium-term notes under this registration. The registration expires in November 2024 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2023, the Company’s European finance subsidiary, PACCAR Financial Europe, had €911.7 million available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program renews annually and expires in September 2024.

In August 2021, PACCAR Financial Mexico registered a 10.00 billion Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5.00 billion Mexican pesos. At December 31, 2023, 6.32 billion Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL Australia), registered a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL Australia as of December 31, 2023 was 850.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFL Canada as of December 31, 2023 was 150.0 million Canadian dollars.

The Company’s Brazilian subsidiary, Banco PACCAR S.A., established a lending program in December 2021 with the local development bank, Banco Nacional de Desenvolvimento Economico e Social (BNDES) for qualified customers to receive preferential conditions and generally market interest rates. This program is limited to 1.15 billion Brazilian reais and has 775.5 million Brazilian reais outstanding as of December 31, 2023.

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

Commitments

The following summarizes the Company’s contractual cash commitments at December 31, 2023:

	MATURITY
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Borrowings*	$7,448.5	$5,851.7	$988.4		$14,288.6
Interest on debt**	282.7	331.0	41.7		655.4
Purchase obligations	104.0	179.4	139.2	$115.7	538.3
Lease liabilities	18.8	31.1	18.4	14.6	82.9
Other obligations	94.0	7.7	1.3	4.3	107.3
	$7,948.0	$6,400.9	$1,189.0	$134.6	$15,672.5

* Commercial paper included in borrowings is at par value.

** Interest on floating-rate debt is based on the applicable market rates at December 31, 2023.

Total cash commitments for borrowings and interest on term debt were $14.94 billion and were related to the Financial Services segment. As described in Note J of the consolidated financial statements, borrowings consist primarily of term notes and commercial paper issued by the Financial Services segment. The Company expects to fund its maturing Financial Services debt obligations principally from funds provided by collections from customers on loans and lease contracts, as well as from the proceeds of commercial paper and medium-term note borrowings. Purchase obligations are the Company’s contractual commitments to acquire future production inventory and capital equipment. Other obligations primarily include commitments to commodities.

The Company’s other commitments include the following at December 31, 2023:

	COMMITMENT EXPIRATION
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Loan and lease commitments	$940.7				$940.7
Residual value guarantees	414.2	$385.6	$52.8	$11.1	863.7
Letters of credit	22.7			1.0	23.7
	$1,377.6	$385.6	$52.8	$12.1	$1,828.1

Loan and lease commitments are for funding new retail loan and lease contracts. Residual value guarantees represent the Company’s commitment to acquire trucks at a guaranteed value if the customer decides to return the truck at a specified date in the future.

IMPACT OF ENVIRONMENTAL MATTERS:

The Company, its competitors and industry in general are subject to various domestic and foreign requirements relating to the environment and greenhouse gases. The statutory and regulatory requirements governing greenhouse gas and non-greenhouse gas emissions are included in Item 1A, “Risk Factors – Emissions Requirements and Reduction Targets.” The Company believes its policies, practices and procedures are designed to prevent unreasonable risk of environmental damage and that its handling, use and disposal of hazardous or toxic substances have been in accordance with environmental laws and regulations in effect at the time such use and disposal occurred.

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities in the years ended December 31, 2023 and 2022 were $3.0 million and $4.6 million, respectively. While the timing and amount of the ultimate costs associated with future environmental cleanup cannot be determined, management expects that these matters will not have a significant effect on the Company’s consolidated cash flow, liquidity or financial condition.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES:

This Form 10-K includes “adjusted net income (non-GAAP)” and “adjusted net income per diluted share (non-GAAP)”, which are financial measures that are not in accordance with U.S. generally accepted accounting principles (“GAAP”), since they exclude a charge for EC-related claims. These measures differ from the most directly comparable measures calculated in accordance with GAAP and may not be comparable to similarly titled non-GAAP financial measures used by other companies. In addition, the Form 10-K includes the financial ratios noted below calculated on non-GAAP measures.

Adjustment for the EC-related claims relates to a pre-tax charge of $600.0 million ($446.4 million after-tax) for estimable total costs recorded in Interest and other expenses (income), net in the year ended December 31, 2023 (recorded in the first quarter 2023).

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

Reconciliations from the most directly comparable GAAP measures to adjusted net income (non-GAAP) and adjusted net income per diluted shares (non-GAAP) are as follows:

($ in millions, except per share amounts)
Year Ended December 31, 2023
Net income	$4,600.8
EC-related claims, net of taxes	446.4
Adjusted net income (non-GAAP)	$5,047.2

Per diluted share
Net income	$8.76
EC-related claims, net of taxes	.85
Adjusted net income (non-GAAP)	$9.61

After-tax return on revenues	13.1%
EC-related claims, net of taxes	1.3%
After-tax adjusted return on revenues (non-GAAP) *	14.4%

After-tax return on beginning equity	34.9%
EC-related claims, net of taxes	3.4%
After-tax adjusted return on beginning equity (non-GAAP)*	38.3%
* Calculated using adjusted net income.

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

During 2023, market values on equipment returning upon operating lease maturity were generally higher than the residual values on the equipment, resulting in a decrease in depreciation expense of $63.8 million.

At December 31, 2023, the aggregate residual value of equipment on operating leases in the Financial Services segment and residual value guarantee on trucks accounted for as operating leases in the Truck segment was $1.49 billion. A 10% decrease in used truck values worldwide, if expected to persist over the remaining maturities of the Company’s operating leases, would reduce residual value estimates and result in the Company recording additional depreciation expense of approximately $73.6 million in 2024, $34.8 million in 2025, $20.5 million in 2026, $13.1 million in 2027, $6.8 million in 2028 and thereafter.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current and future market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 10% and 70%. Over the past two years, the Company’s year-end 30+ days past due accounts have ranged between .4% and 1.0% of loan and lease receivables. Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 2 to 25 basis points of receivables. At December 31, 2023, 30+ days past dues were 1.0%. If past dues were 100 basis points higher or 2.0% as of December 31, 2023, the Company’s estimate of credit losses would likely have increased by a range of $2 to $35 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

Product Warranty

Product warranty, including changes in estimates for pre-existing warranties, is disclosed in Note I of the consolidated financial statements. The expenses related to product warranty are estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. Estimates consider product type, geographical differences, labor rates, and any other known factors affecting the number or amount of expected claim payments. For new products with no historical experience, reference to similar products is utilized. Management takes actions to minimize warranty costs through quality-improvement programs; however, actual claim costs incurred could materially differ from the estimated amounts and require adjustments to the reserve. Historically those adjustments have not been material. Over the past two years, warranty expense as a percentage of Truck, Parts and Other net sales and revenues has ranged between 1.9% and 2.9%. If the 2023 warranty expense had been .2% higher as a percentage of net sales and revenues in 2023, warranty expense would have increased by approximately $67 million.

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations or tariffs resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials and components, including semiconductors; labor disruptions; shortages of commercial truck drivers; increased warranty costs; cybersecurity risks to the Company’s information technology systems; pandemics; climate-related risks; global conflicts; litigation, including European Commission (EC) settlement-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part I, Item 1A, “Risk Factors” and in Note L in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Fair Value (Losses) Gains	2023	2022
CONSOLIDATED:
Assets
Cash equivalents and marketable debt securities	$(29.2)	$(26.7)
FINANCIAL SERVICES:
Assets
Fixed rate loans	(146.5)	(117.4)
Liabilities
Fixed rate term debt	156.8	136.6
Interest-rate swaps	1.2	6.4
Total	$(17.7)	$(1.1)

Currency Risks - The Company enters into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations of foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso (see Note P for additional information concerning these hedges). Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted foreign currency exchange rates would be a loss of $259.7 related to contracts outstanding at December 31, 2023, compared to a loss of $216.6 at December 31, 2022. These amounts would be largely offset by changes in the values of the underlying hedged exposures.

Commodity Price Risks - The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks (see Note P for additional information concerning these hedges). The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted commodity prices would be a loss of $3.3 related to contracts outstanding at December 31, 2023, compared to a loss of $2.5 at December 31, 2022. These amounts would be largely offset by changes in the values of the underlying hedged exposures.

,

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2023	2022	2021
	(millions, except per share data)
TRUCK, PARTS AND OTHER:
Net sales and revenues	$33,315.5	$27,314.3	$21,834.5

Cost of sales and revenues	26,894.2	23,291.0	19,092.4
Research and development	410.9	341.2	324.1
Selling, general and administrative	604.3	592.4	547.4
Interest and other expenses (income), net	520.4	(109.1)	(72.6)
	28,429.8	24,115.5	19,891.3
Truck, Parts and Other Income Before Income Taxes	4,885.7	3,198.8	1,943.2

FINANCIAL SERVICES:
Interest and fees	1,009.3	628.7	524.4
Operating lease, rental and other revenues	802.6	876.7	1,163.4
Revenues	1,811.9	1,505.4	1,687.8

Interest and other borrowing expenses	500.6	216.3	150.9
Depreciation and other expenses	590.7	560.8	969.4
Selling, general and administrative	149.0	133.9	129.4
Provision for losses on receivables	31.3	5.5	.5
	1,271.6	916.5	1,250.2
Financial Services Income Before Income Taxes	540.3	588.9	437.6

Investment income	292.2	61.0	15.5
Total Income Before Income Taxes	5,718.2	3,848.7	2,396.3
Income taxes	1,117.4	837.1	530.8
Net Income	$4,600.8	$3,011.6	$1,865.5

Net Income Per Share
Basic	$8.78	$5.76	$3.58
Diluted	$8.76	$5.75	$3.57

Weighted Average Number of Common Shares Outstanding
Basic	523.9	522.6	521.7
Diluted	525.0	523.4	522.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2023	2022	2021
	(millions)
Net income	$4,600.8	$3,011.6	$1,865.5
Other comprehensive income:
Unrealized (losses) gains on derivative contracts
Net (loss) gain arising during the period	(174.9)	17.7	54.2
Tax effect	37.0	(9.1)	(14.3)
Reclassification adjustment	111.8	48.0	(33.7)
Tax effect	(20.0)	(8.0)	9.5
	(46.1)	48.6	15.7
Unrealized gains (losses) on marketable debt securities
Net holding gain (loss)	43.2	(54.9)	(18.8)
Tax effect	(10.8)	13.6	4.7
Reclassification adjustment	(3.6)	(1.6)	(2.1)
Tax effect	.9	.4	.5
	29.7	(42.5)	(15.7)
Pension plans
Net (loss) gain arising during the period	(5.8)	170.5	343.2
Tax effect	1.8	(34.1)	(80.3)
Reclassification adjustment	6.1	29.6	59.5
Tax effect	(1.5)	(7.1)	(14.1)
	.6	158.9	308.3
Foreign currency translation gain (loss)	275.3	(197.3)	(179.1)
Net other comprehensive income (loss)	259.5	(32.3)	129.2
Comprehensive Income	$4,860.3	$2,979.3	$1,994.7

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2023	2022
	(millions)
ASSETS
TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$6,836.7	$4,544.7
Trade and other receivables, net (allowance for losses: 2023 - $.9, 2022 - $.6)	2,198.1	1,919.8
Marketable securities	1,822.6	1,614.2
Inventories, net	2,576.7	2,198.8
Other current assets	680.6	682.0
Total Truck, Parts and Other Current Assets	14,114.7	10,959.5

Equipment on operating leases, net	127.6	190.8
Property, plant and equipment, net	3,780.1	3,468.4
Other noncurrent assets, net	1,837.1	1,477.2
Total Truck, Parts and Other Assets	19,859.5	16,095.9

FINANCIAL SERVICES:
Cash and cash equivalents	345.0	146.2
Finance and other receivables, net (allowance for losses: 2023 - $133.0, 2022 - $121.1)	17,571.7	13,791.9
Equipment on operating leases, net	2,175.4	2,612.5
Other assets	871.8	629.0
Total Financial Services Assets	20,963.9	17,179.6
	$40,823.4	$33,275.5

CONSOLIDATED BALANCE SHEETS

December 31,	2023	2022
	(millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$5,076.3	$4,511.7
Dividend payable	1,675.0	974.6
Total Truck, Parts and Other Current Liabilities	6,751.3	5,486.3
Residual value guarantees and deferred revenues	142.6	209.2
Other liabilities	2,121.9	1,490.1
Total Truck, Parts and Other Liabilities	9,015.8	7,185.6

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	992.3	826.8
Commercial paper and bank loans	5,609.9	3,604.9
Term notes	8,624.6	7,866.7
Deferred taxes and other liabilities	702.0	624.4
Total Financial Services Liabilities	15,928.8	12,922.8

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares; issued 523.3 million and 522.0 million shares	523.3	522.0
Additional paid-in capital	269.1	196.1
Retained earnings	15,780.3	13,402.4
Accumulated other comprehensive loss	(693.9)	(953.4)
Total Stockholders’ Equity	15,878.8	13,167.1
	$40,823.4	$33,275.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2023	2022	2021
	(millions)
OPERATING ACTIVITIES:
Net Income	$4,600.8	$3,011.6	$1,865.5
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	415.0	332.2	270.0
Equipment on operating leases and other	508.9	458.0	633.3
Provision for losses on financial services receivables	31.3	5.5	.5
Deferred taxes	(303.7)	(208.0)	(208.6)
Other, net	46.5	13.9	20.3
Pension contributions	(27.3)	(39.1)	(25.1)
Change in operating assets and liabilities:
(Increase) decrease in assets other than cash and cash equivalents:
Receivables:
Trade and other receivables	(430.7)	(441.7)	(412.9)
Wholesale receivables on new trucks	(1,266.4)	(935.4)	90.8
Inventories	(350.7)	(272.7)	(628.0)
Other assets, net	(127.2)	(31.9)	(129.8)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	375.8	840.3	693.4
Residual value guarantees and deferred revenues	(36.8)	(44.3)	(82.4)
Other liabilities, net	754.5	338.6	99.7
Net Cash Provided by Operating Activities	4,190.0	3,027.0	2,186.7

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(6,378.2)	(5,058.7)	(4,570.6)
Collections on retail loans and finance leases	4,330.4	3,888.0	4,113.3
Net (increase) decrease in wholesale receivables on used equipment	(29.1)	(15.9)	12.2
Purchases of marketable debt securities	(967.2)	(888.4)	(903.1)
Proceeds from sales and maturities of marketable debt securities	803.6	718.1	727.0
Payments for property, plant and equipment	(695.0)	(525.0)	(559.1)
Acquisitions of equipment for operating leases	(567.5)	(865.5)	(1,073.7)
Proceeds from asset disposals	614.5	687.7	904.1
Other, net	17.5	26.7	(12.8)
Net Cash Used in Investing Activities	(2,871.0)	(2,033.0)	(1,362.7)

FINANCING ACTIVITIES:
Payments of cash dividends	(1,518.6)	(1,004.7)	(708.0)
Purchases of treasury stock	(3.5)	(2.1)	(1.5)
Proceeds from stock compensation transactions	51.5	35.7	37.5
Net increase in commercial paper, short-term bank loans and other	1,721.0	370.1	24.7
Proceeds from term debt	3,085.0	3,171.7	2,101.1
Payments on term debt	(2,233.2)	(2,265.8)	(2,336.7)
Net Cash Provided by (Used in) Financing Activities	1,102.2	304.9	(882.9)
Effect of exchange rate changes on cash	69.6	(36.3)	(52.4)
Net Increase (Decrease) in Cash and Cash Equivalents	2,490.8	1,262.6	(111.3)
Cash and cash equivalents at beginning of year	4,690.9	3,428.3	3,539.6
Cash and cash equivalents at end of year	$7,181.7	$4,690.9	$3,428.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 31,	2023	2022	2021
	(millions, except per share data)
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of year	$522.0	$347.3	$346.6
50% stock dividend		174.0
Stock compensation	1.3	.7	.7
Balance at end of year	523.3	522.0	347.3

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	196.1	142.0	88.5
Treasury stock retirement	(3.5)	(2.1)	(1.5)
Stock compensation	76.5	56.2	55.0
Balance at end of year	269.1	196.1	142.0

TREASURY STOCK, AT COST:
Balance at beginning of year
Purchases, shares: 2023 - .05; 2022 - .04; 2021 - .02	(3.5)	(2.1)	(1.5)
Retirements	3.5	2.1	1.5
Balance at end of year

RETAINED EARNINGS:
Balance at beginning of year	13,402.4	12,025.8	11,148.5
Net income	4,600.8	3,011.6	1,865.5
Cash dividends declared on common stock, per share: 2023 - $4.24; 2022 - $2.80; 2021 - $1.89	(2,222.9)	(1,461.0)	(988.2)
50% stock dividend		(174.0)
Balance at end of year	15,780.3	13,402.4	12,025.8

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of year	(953.4)	(921.1)	(1,050.3)
Other comprehensive income (loss)	259.5	(32.3)	129.2
Balance at end of year	(693.9)	(953.4)	(921.1)
Total Stockholders’ Equity	$15,878.8	$13,167.1	$11,594.0

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

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

Revenue Recognition:

Truck, Parts and Other: The Company enters into sales contracts with customers associated with purchases of the Company’s products and services including trucks, parts, product support, and other related services. Generally, the Company recognizes revenue for the amount of consideration it will receive for delivering a product or service to a customer. Revenue is recognized when the customer obtains control of the product or receives benefits of the service. The Company excludes sales taxes, value added taxes and other related taxes assessed by government agencies from revenue. There are no significant financing components included in product or services revenue since generally customers pay shortly after the products or services are transferred. In the Truck and Parts segments, when the Company grants extended payment terms on selected receivables and charges interest, interest income is recognized when earned.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

The following table presents the balance sheet classification of the estimated value of the returned goods assets and the related return liabilities:

At December 31,	2023		2022
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Trucks:
Other current assets	$147.3		$183.0
Accounts payable, accrued expenses and other		$149.5		$185.0
Other noncurrent assets, net	186.7		284.6
Other liabilities		196.4		298.9
	$334.0	$345.9	$467.6	$483.9
Parts:
Other current assets	$86.8		$77.7
Accounts payable, accrued expenses and other		$216.3		$181.4
	$86.8	$216.3	$77.7	$181.4

The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $744.0 at December 31, 2023.

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note I, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Total operating lease revenue from truck sales with RVGs for the years ended December 31, 2023, 2022 and 2021 was $69.7, $105.9 and $113.8, respectively.

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

Operating lease rental revenue is recognized on a straight-line basis over the term of the lease. Customer contracts may include additional services such as excess mileage, repair and maintenance and other services on which revenue is recognized when earned. The Company’s full-service lease arrangements bundle these additional services. Rents for full-service lease contracts are allocated between lease and non-lease components based on the relative stand-alone price of each component. Taxes, such as sales and use and value added, which are collected by the Company from a customer, are excluded from the measurement of lease income and expenses. Rental revenues for the years ended December 31, 2023, 2022 and 2021 were $736.9, $788.8 and $831.6, respectively. Depreciation and related leased unit operating expenses were $551.9, $490.0 and $665.7 for the years ended December 31, 2023, 2022 and 2021, respectively.

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2023 or December 31, 2022. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

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

Receivables:

Trade and Other Receivables: The Company’s trade and other receivables are recorded at cost, net of allowances. At December 31, 2023 and 2022, respectively, trade and other receivables included trade receivables from dealers and customers of $1,822.7 and $1,600.1 and other receivables of $375.4 and $319.7 relating primarily to value added tax receivables and supplier allowances and rebates.

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

December 31, 2023, 2022 and 2021 (currencies in millions)

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

Allowance for Credit Losses:

Truck, Parts and Other: The Company historically has not experienced significant losses or past due amounts on trade and other receivables in its Truck, Parts and Other businesses. Accounts are considered past due once the unpaid balance is over 30 days outstanding based on contractual payment terms. Accounts are charged off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible. The allowance for credit losses for Truck, Parts and Other were $.9 and $.6 for the years ended December 31, 2023 and 2022, respectively. Net charge-offs were nil for the year ended December 31, 2023, $.2 for the year ended December 31, 2022 and nil for the year ended December 31, 2021.

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

On average, commercial and other modifications extended contractual terms by approximately three months in 2023 and 2022, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at December 31, 2023 and 2022.

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

December 31, 2023, 2022 and 2021 (currencies in millions)

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

Inventories: Inventories are stated at the lower of cost or net realizable value. Cost of inventories is determined principally by the first-in, first-out (FIFO) method. Cost of sales and revenues include shipping and handling costs incurred to deliver products to dealers and customers.

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

Long-lived Assets and Goodwill: The Company evaluates the carrying value of property, plant and equipment when events and circumstances warrant a review. Goodwill is tested for impairment at least on an annual basis. There were no significant impairment charges for the three years ended December 31, 2023. Goodwill was $107.4 and $104.1 at December 31, 2023 and 2022, respectively. The increase in value was due to currency translation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $21.0 at December 31, 2023.

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

Government Grants: The Company receives incentives from U.S. and non-U.S. governmental entities in the form of tax rebates or credits, grants, and loans. The benefit is generally recorded when all conditions attached to the incentive have been met and there is reasonable assurance of the receipt. Government incentives are recorded in accordance with their purpose as a reduction of expense, a reduction of the cost of the capital investment, or other income. The amount of government incentives recorded as a reduction of expenses and the amount of grants receivable for the years ended December 31, 2023, 2022 and 2021 are immaterial.

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

On December 6, 2022, the Board of Directors declared a 50% common stock dividend paid on February 7, 2023, to stockholders of record on January 17, 2023, with fractional shares paid in cash. This resulted in the issuance of 174,035,361 additional shares and 411 fractional shares paid in cash. For 2022 and 2021, net income per share, weighted average number of common shares outstanding and cash dividends declared per share on common stock have been restated for the effect of the 50% dividend.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

New Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented. The implementation of this ASU will result in additional disclosures and will not have an impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require entities to disclose certain, specific categories within the rate reconciliation and enhance disclosures regarding income taxes paid and income tax expense. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU should be applied on a prospective basis; however, retrospective application is permitted. The implementation of this ASU will result in additional disclosures and will not have an impact on the Company’s consolidated financial statements.

The Company adopted the following standard on January 1, 2023, which had no material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION
2022-02	Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

The FASB also issued the following standard, which is not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2022-03*	Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	January 1, 2024

* The Company will adopt on the effective date.

B.
SALES AND REVENUES

The following table disaggregates Truck, Parts and Other revenues by major sources:

Year Ended December 31,	2023	2022	2021
Truck
Truck sales	$25,946.4	$20,644.8	$15,989.7
Revenues from extended warranties, operating leases and other	900.0	841.4	810.0
	26,846.4	21,486.2	16,799.7
Parts
Parts sales	6,223.1	5,596.8	4,809.7
Revenues from dealer services and other	191.3	167.5	134.6
	6,414.4	5,764.3	4,944.3
Winch sales and other	54.7	63.8	90.5
Truck, Parts and Other sales and revenues	$33,315.5	$27,314.3	$21,834.5

The following table summarizes Financial Services lease revenues by lease type:

Year Ended December 31,	2023	2022	2021
Finance lease revenues	$271.5	$184.1	$187.0
Operating lease revenues	736.9	788.8	831.6
Total lease revenues	$1,008.4	$972.9	$1,018.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

C.
INVESTMENTS IN MARKETABLE SECURITIES

Marketable securities consisted of the following at December 31:

		UNREALIZED	UNREALIZED	FAIR
2023	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$312.5	$1.2	$3.0	$310.7
U.S. taxable municipal / non-U.S. provincial bonds	244.9	.8	5.6	240.1
U.S. corporate securities	357.1	1.4	5.2	353.3
U.S. government securities	159.2	.6	1.7	158.1
Non-U.S. corporate securities	529.4	2.3	7.5	524.2
Non-U.S. government securities	141.0	1.5	1.3	141.2
Other debt securities	92.8	.3	2.5	90.6
Marketable equity securities	10.0		5.6	4.4
Total marketable securities	$1,846.9	$8.1	$32.4	$1,822.6

		UNREALIZED	UNREALIZED	FAIR
2022	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$452.8	$.5	$8.2	$445.1
U.S. taxable municipal / non-U.S. provincial bonds	191.6		10.8	180.8
U.S. corporate securities	262.5	.1	11.6	251.0
U.S. government securities	118.0	.1	3.1	115.0
Non-U.S. corporate securities	467.9		17.9	450.0
Non-U.S. government securities	78.9	.2	2.7	76.4
Other debt securities	99.4		4.7	94.7
Marketable equity securities	10.0		8.8	1.2
Total marketable securities	$1,681.1	$.9	$67.8	$1,614.2

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.9, $.5 and $2.1, and gross realized losses were $4.5, $2.3 and $.4 for the years ended December 31, 2023, 2022 and 2021, respectively.

Net realized gains (losses) on marketable equity securities were $3.2, $(5.2) and nil for the years ended December 31, 2023, 2022 and 2021, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

At December 31,	2023		2022
	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER
Fair value	$289.0	$798.5	$889.2	$608.4
Unrealized losses	1.6	25.2	21.5	37.5

The unrealized losses on marketable debt securities above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at December 31, 2023 and December 31, 2022. The Company does not currently intend, and it is more likely than not that it will not be required, to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

Contractual maturities on marketable debt securities at December 31, 2023 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$488.3	$482.5
One to five years	1,336.0	1,324.5
Six to ten years	.7	.6
More than ten years	11.9	10.6
	$1,836.9	$1,818.2

D.
INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost of inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

At December 31,	2023	2022
Finished products	$1,084.0	$871.8
Work in process and raw materials	1,492.7	1,327.0
	$2,576.7	$2,198.8

E.
FINANCE AND OTHER RECEIVABLES

Finance and other receivables include the following:

At December 31,	2023	2022
Loans	$8,594.7	$7,229.1
Finance leases	4,785.7	3,786.4
Dealer wholesale financing	4,147.8	2,772.1
Operating lease receivables and other	176.5	125.4
	$17,704.7	$13,913.0
Less allowance for losses:
Loans and leases	(127.0)	(114.8)
Dealer wholesale financing	(2.7)	(3.4)
Operating lease receivables and other	(3.3)	(2.9)
	$17,571.7	$13,791.9

Included in Finance and other receivables, net on the Consolidated Balance Sheets is accrued interest receivable (net of allowance for credit losses) of $88.4 and $44.1 as of December 31, 2023 and December 31, 2022, respectively. The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

Annual minimum payments due on loans are as follows:

Beginning January 1,	LOANS
2024	$2,840.0
2025	2,126.0
2026	1,679.9
2027	1,181.3
2028	619.3
Thereafter	148.2
$8,594.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

Annual minimum payments due on finance lease receivables and a reconciliation of the undiscounted cash flows to the net investment in finance leases are as follows:

FINANCE
Beginning January 1,	LEASES
2024	$1,651.1
2025	1,359.9
2026	1,036.1
2027	714.6
2028	367.0
Thereafter	162.2
$5,290.9
Unguaranteed residual values	205.2
Unearned interest on finance leases	(710.4)
Net investment in finance leases	$4,785.7

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

Allowance for Credit Losses: The allowance for credit losses is summarized as follows:

	2023
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.4	$2.2	$112.6	$2.9	$121.1
Provision for losses	(.6)	(.3)	31.8	.4	31.3
Charge-offs	(.2)		(28.4)	(1.7)	(30.3)
Recoveries			5.6	1.4	7.0
Currency translation and other	.1		3.5	.3	3.9
Balance at December 31	$2.7	$1.9	$125.1	$3.3	$133.0

	2022
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.3	$7.1	$104.4	$2.1	$116.9
Provision for losses	.1	(4.9)	12.0	(1.7)	5.5
Charge-offs			(8.5)	(.5)	(9.0)
Recoveries			7.5	2.2	9.7
Currency translation and other			(2.8)	.8	(2.0)
Balance at December 31	$3.4	$2.2	$112.6	$2.9	$121.1

* Operating lease and other trade receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

	2021
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.4	$8.4	$112.0	$3.2	$127.0
Provision for losses		(1.3)	.6	1.2	.5
Charge-offs			(12.3)	(2.5)	(14.8)
Recoveries			6.2	.3	6.5
Currency translation and other	(.1)		(2.1)	(.1)	(2.3)
Balance at December 31	$3.3	$7.1	$104.4	$2.1	$116.9

* Operating lease and other trade receivables.

Credit Quality: The Company’s customers are principally concentrated in the transportation industry in North America, Europe, Australia and Brasil. The Company’s portfolio assets are diversified over a large number of customers and dealers with no single customer or dealer balances representing over 5% of the total portfolio assets. The Company retains as collateral a security interest in the related equipment.

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

December 31, 2023, 2022 and 2021 (currencies in millions)

The tables below summarize the amortized cost basis of the Company’s finance receivables within each credit quality indicator by year of origination and portfolio class and current period gross charge-offs of the Company’s finance receivables by year of origination and portfolio class.

	REVOLVING
At December 31, 2023	LOANS	2023	2022	2021	2020	2019	PRIOR	TOTAL
Amortized Cost:
Dealer:
Wholesale:
Performing	$4,129.8							$4,129.8
Watch	18.0							18.0
	$4,147.8							$4,147.8
Retail:
Performing	$280.7	$789.1	$520.0	$291.2	$162.8	$161.8	$125.2	$2,330.8
	$280.7	$789.1	$520.0	$291.2	$162.8	$161.8	$125.2	$2,330.8
Total dealer	$4,428.5	$789.1	$520.0	$291.2	$162.8	$161.8	$125.2	$6,478.6

Customer retail:
Fleet:
Performing		$4,601.7	$2,667.2	$1,309.5	$719.2	$226.7	$64.1	$9,588.4
Watch		46.0	32.0	7.5	5.7	1.3	.9	93.4
At-risk		42.0	31.0	12.9	5.6	1.2	.1	92.8
		$4,689.7	$2,730.2	$1,329.9	$730.5	$229.2	$65.1	$9,774.6
Owner/operator:
Performing		$460.9	$332.9	$263.6	$142.1	$52.8	$8.6	$1,260.9
Watch		2.0	3.2	2.2	1.3	.3		9.0
At-risk		.6	1.3	1.1	1.5	.2	.4	5.1
		$463.5	$337.4	$266.9	$144.9	$53.3	$9.0	$1,275.0
Total customer retail		$5,153.2	$3,067.6	$1,596.8	$875.4	$282.5	$74.1	$11,049.6

Total	$4,428.5	$5,942.3	$3,587.6	$1,888.0	$1,038.2	$444.3	$199.3	$17,528.2

	REVOLVING
Ended December 31, 2023	LOANS	2023	2022	2021	2020	2019	PRIOR	TOTAL
Gross charge-offs:
Dealer:
Wholesale	$.2							$.2
Total dealer	$.2							$.2

Customer retail:
Fleet:		$1.0	$9.4	$5.1	$4.2	$4.2	$.6	$24.5
Owner/operator		.5	1.1	1.5	.5		.3	3.9
Total customer retail		$1.5	$10.5	$6.6	$4.7	$4.2	$.9	$28.4
Total	$.2	$1.5	$10.5	$6.6	$4.7	$4.2	$.9	$28.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

	REVOLVING
At December 31, 2022	LOANS	2022	2021	2020	2019	2018	PRIOR	TOTAL
Amortized Cost:
Dealer:
Wholesale:
Performing	$2,766.0							$2,766.0
Watch	6.1							6.1
	$2,772.1							$2,772.1
Retail:
Performing	$206.2	$609.7	$348.6	$223.1	$241.7	$120.8	$121.1	$1,871.2
At-risk							.7	.7
	$206.2	$609.7	$348.6	$223.1	$241.7	$120.8	$121.8	$1,871.9
Total dealer	$2,978.3	$609.7	$348.6	$223.1	$241.7	$120.8	$121.8	$4,644.0

Customer retail:
Fleet:
Performing		$3,558.0	$1,981.9	$1,306.5	$603.7	$203.4	$65.6	$7,719.1
Watch		7.5	7.3	1.8	3.4	2.4	.5	22.9
At-risk		6.7	17.7	18.8	17.2	5.9	.5	66.8
		$3,572.2	$2,006.9	$1,327.1	$624.3	$211.7	$66.6	$7,808.8
Owner/operator:
Performing		$478.2	$425.9	$251.2	$120.9	$45.3	$6.0	$1,327.5
Watch		1.8	.9	.4	.3		.1	3.5
At-risk		.4	.8	1.1	.8	.7		3.8
		$480.4	$427.6	$252.7	$122.0	$46.0	$6.1	$1,334.8
Total customer retail		$4,052.6	$2,434.5	$1,579.8	$746.3	$257.7	$72.7	$9,143.6

Total	$2,978.3	$4,662.3	$2,783.1	$1,802.9	$988.0	$378.5	$194.5	$13,787.6

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
At December 31, 2023	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$4,131.7	$2,330.8	$9,656.4	$1,262.4	$17,381.3
31 – 60 days past due	15.0		61.0	8.5	84.5
Greater than 60 days past due	1.1		57.2	4.1	62.4
	$4,147.8	$2,330.8	$9,774.6	$1,275.0	$17,528.2

	DEALER		CUSTOMER RETAIL
At December 31, 2022	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Current and up to 30 days past due	$2,772.1	$1,871.9	$7,768.5	$1,329.1	$13,741.6
31 – 60 days past due			14.7	3.1	17.8
Greater than 60 days past due			25.6	2.6	28.2
	$2,772.1	$1,871.9	$7,808.8	$1,334.8	$13,787.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	DEALER		CUSTOMER RETAIL
At December 31, 2023	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$69.8	$4.3	$74.1
Amortized cost basis with no specific reserve			22.8	.8	23.6
Total			$92.6	$5.1	$97.7

	DEALER		CUSTOMER RETAIL
At December 31, 2022	WHOLESALE	RETAIL	FLEET	OWNER/ OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$33.9	$3.6	$37.5
Amortized cost basis with no specific reserve		$.7	16.2		16.9
Total		$.7	$50.1	$3.6	$54.4

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

Year Ended December 31,	2023	2022	2021
Dealer:
Retail		$.1	$.2
Customer retail:
Fleet	$2.2	2.5	3.1
Owner/operator	.4	.2	.5
	$2.6	$2.8	$3.8

Customers Experiencing Financial Difficulty: The Company adopted ASU 2022-02 on January 1, 2023. The amortized cost basis of finance receivables modified for fleet customers experiencing financial difficulty was $7.5 for the year ended December 31, 2023. The amortized cost basis of finance receivables modified for owner/operator customers experiencing financial difficulty was nil for the year ended December 31, 2023. Total modifications with customers experiencing financial difficulty represented less than .1% of the total retail portfolio for the year ended December 31, 2023. The modifications provided term extensions and granted customers additional time to pay, primarily in Brasil. The financial effects of the term extensions added a weighted-average of 19 months to the life of the modified contracts for the year ended December 31, 2023. The effect on the allowance for credit losses from such modifications was not significant for the year ended December 31, 2023.

All of the finance receivables modified with customers experiencing financial difficulty are current. There were no finance receivables modified with customers experiencing financial difficulty on or after January 1, 2023 that had a payment default in the year ended December 31, 2023.

Troubled Debt Restructuring Disclosures Prior to Adoption of ASU 2022-02: Prior to the adoption of ASU 2022-02, when considering whether to modify customer accounts for credit reasons, the Company evaluated the creditworthiness of the customers and modified those accounts that the Company considered likely to perform under the modified terms. When the Company modified a loan or finance lease for credit reasons and granted a concession, the modification was classified as a troubled debt restructuring (TDR). The Company did not typically grant credit modifications for customers that did not meet minimum underwriting standards since the Company normally repossesses the financed equipment in those circumstances. When such modifications did occur, they were considered TDRs. The balance of TDRs was $31.1 at December 31, 2022. At modification date, the pre- and post-modification amortized cost basis was $11.7 for fleet finance receivables during the period.

The effect on the allowance for credit losses from such modifications was not significant at December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

Repossessions: When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at December 31, 2023 and 2022 was $30.4 and $9.2, respectively. Proceeds from the sales of repossessed assets were $27.7, $20.8 and $45.3 for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are included in Proceeds from asset disposals in the Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Income.
F.
EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases for Truck, Parts and Other and for the Financial Services segment is presented below:

	TRUCK, PARTS AND OTHER		FINANCIAL SERVICES
At December 31,	2023	2022	2023	2022
Equipment on operating leases	$177.4	$251.7	$3,365.3	$3,974.8
Less allowance for depreciation	(49.8)	(60.9)	(1,189.9)	(1,362.3)
	$127.6	$190.8	$2,175.4	$2,612.5

Annual minimum lease payments due on Financial Services operating leases beginning January 1, 2024 are $522.6, $332.9, $199.6, $99.2, $39.1 and $7.4 thereafter.

When the equipment is sold subject to an RVG, the full sales price is received from the customer. A liability is established for the residual value obligation with the remainder of the proceeds recorded as deferred lease revenue. These amounts are summarized below:

	TRUCK, PARTS AND OTHER
At December 31,	2023	2022
Residual value guarantees	$119.7	$162.3
Deferred lease revenues	22.9	46.9
	$142.6	$209.2

Annual maturities of the RVGs beginning January 1, 2024 are $87.0, $25.6, $5.3, $1.7 and $.1 thereafter. The deferred lease revenue is amortized on a straight-line basis over the RVG contract period. At December 31, 2023, the annual amortization of deferred revenues beginning January 1, 2024 are $16.7, $4.6, $1.2 and $.4 thereafter.

G.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment included the following:

At December 31,	USEFUL LIVES	2023	2022
Land		$325.7	$269.9
Buildings and improvements	10 - 40 years	1,703.8	1,608.6
Machinery, equipment and production tooling	3 - 20 years	5,337.7	5,086.6
Construction in progress		676.3	424.1
		8,043.5	7,389.2
Less allowance for depreciation		(4,263.4)	(3,920.8)
		$3,780.1	$3,468.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

H.
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

Accounts payable, accrued expenses and other include the following:

At December 31,	2023	2022
Truck, Parts and Other:
Accounts payable	$1,667.6	$1,665.1
Product support liabilities	867.8	542.9
Accrued expenses	936.5	808.4
Right-of-return liabilities	365.8	366.4
Accrued capital expenditures	225.1	221.2
Salaries and wages	401.5	351.8
Other	612.0	555.9
	$5,076.3	$4,511.7

I.
PRODUCT SUPPORT LIABILITIES

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2023	2022	2021
Balance at January 1	$437.7	$344.3	$389.7
Cost accruals	739.2	386.1	298.2
Payments	(632.4)	(398.7)	(396.3)
Change in estimates for pre-existing warranties	211.9	111.5	58.3
Currency translation and other	10.6	(5.5)	(5.6)
Balance at December 31	$767.0	$437.7	$344.3

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2023	2022	2021
Balance at January 1	$904.9	$775.2	$795.8
Deferred revenues	812.4	629.1	487.1
Revenues recognized	(507.8)	(476.1)	(487.8)
Currency translation	19.6	(23.3)	(19.9)
Balance at December 31	$1,229.1	$904.9	$775.2

The Company expects to recognize approximately $359.5 of the remaining deferred revenues on extended warranties and R&M contracts in 2024, $336.6 in 2025, $269.4 in 2026, $159.3 in 2027, $81.1 in 2028 and $23.2 thereafter.

Product support liabilities are included in the accompanying Consolidated Balance Sheets as follows:

	WARRANTY RESERVES		DEFERRED REVENUES
At December 31,	2023	2022	2023	2022
Truck, Parts and Other:
Accounts payable, accrued expenses and other	$513.6	$279.2	$354.2	$263.7
Other liabilities	253.4	158.5	861.4	628.8
Financial Services:
Accounts payable, accrued expenses and other			5.3	4.9
Deferred taxes and other liabilities			8.2	7.5
	$767.0	$437.7	$1,229.1	$904.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

J.
BORROWINGS AND CREDIT ARRANGEMENTS

Financial Services borrowings include the following:

	2023		2022
	EFFECTIVE		EFFECTIVE
At December 31,	RATE	BORROWINGS	RATE	BORROWINGS
Commercial paper	5.2%	$5,068.9	3.7%	$3,265.5
Bank loans	8.6%	541.0	6.7%	339.4
		5,609.9		3,604.9
Term notes	3.4%	8,624.6	2.2%	7,866.7
	4.3%	$14,234.5	2.7%	$11,471.6

Commercial paper and term notes borrowings were $13,693.5 and $11,132.2 at December 31, 2023 and 2022, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(54.1) and $(55.8) at December 31, 2023 and 2022, respectively. The effective rate is the weighted average rate as of December 31, 2023 and 2022 and includes the effects of interest-rate contracts.

The annual maturities of the Financial Services borrowings are as follows:

	COMMERCIAL	BANK	TERM
Beginning January 1,	PAPER	LOANS	NOTES	TOTAL
2024	$5,084.1	$178.8	$2,185.6	$7,448.5
2025		130.9	2,672.3	2,803.2
2026		143.0	2,905.5	3,048.5
2027		68.8	300.0	368.8
2028		19.5	600.1	619.6
	$5,084.1	$541.0	$8,663.5	$14,288.6

Interest paid on borrowings was $396.5, $169.1 and $104.8 in 2023, 2022 and 2021, respectively.

The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets, and to a lesser extent, bank loans. The medium-term notes are issued by PACCAR Financial Corp. (PFC), PACCAR Financial Europe (PFE), PACCAR Financial Mexico (PFM), PACCAR Financial Pty. Ltd. (PFPL Australia) and PACCAR Financial Ltd. (PFL Canada).

In November 2021, the Company’s U.S. finance subsidiary, PFC, filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2023 was $6,100.0. In January 2024, PFC issued $600.0 of medium-term notes under this registration. The registration expires in November 2024 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2023, the Company’s European finance subsidiary, PFE, had €911.7 available for issuance under a €2,500.0 medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program renews annually and expires in September 2024.

In August 2021, PFM registered a 10,000.0 Mexican pesos medium-term note and commercial paper program with the Comision Nacional Bancaria y de Valores. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5,000.0 Mexican pesos. At December 31, 2023, 6,324.8 Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PFPL Australia, established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL Australia as of December 31, 2023 was 850.0 Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PFL Canada, established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFL Canada as of December 31, 2023 was 150.0 Canadian dollars.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

The Company’s Brazilian subsidiary, Banco PACCAR S.A., established a lending program in December 2021 with the local development bank, Banco Nacional de Desenvolvimento Economico e Social (BNDES) for qualified customers to receive preferential conditions and generally market interest rates. This program is limited to 1,148.0 Brazilian reais and has 775.5 Brazilian reais outstanding as of December 31, 2023.

The Company has line of credit arrangements of $4,198.8, of which $3,657.7 were unused at December 31, 2023. Included in these arrangements are $3,000.0 of committed bank facilities, of which $1,000.0 expires in June 2024, $1,000.0 expires in June 2026 and $1,000.0 expires in June 2028. The Company intends to replace these credit facilities on or before expiration with facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the year ended December 31, 2023.

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

The components of lease expense were as follows:

Year Ended December 31,	2023	2022	2021
Finance lease cost
Amortization of right-of-use assets and interest	$1.1	$.9	$.6
Operating lease cost	17.5	15.5	16.3
Short-term lease cost	3.7	2.4	3.0
Variable lease cost	2.4	1.2	1.5
Total lease cost	$24.7	$20.0	$21.4

Balance sheet information related to leases was as follows:

	2023		2022
At December 31,	OPERATING LEASES	FINANCE LEASES	OPERATING LEASES	FINANCE LEASES
TRUCK, PARTS AND OTHER:
Other noncurrent assets	$64.9	$2.5	$36.9	$2.7
FINANCIAL SERVICES:
Other assets	6.0		6.0
Total right-of-use assets	$70.9	$2.5	$42.9	$2.7

TRUCK, PARTS AND OTHER:
Accounts payable, accrued expenses and other	$14.2	$.8	$11.3	$.8
Other liabilities	51.6	1.6	25.8	1.8
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	1.8		1.4
Deferred taxes and other liabilities	3.9		4.4
Total lease liabilities	$71.5	$2.4	$42.9	$2.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

The weighted-average remaining lease term and discount rate were as follows at December 31:

	2023		2022
	OPERATING LEASES	FINANCE LEASES	OPERATING LEASES	FINANCE LEASES
Weighted-average remaining lease term	5.7 years	3.1 years	4.8 years	3.8 years
Weighted-average discount rate	4.0%	2.3%	1.6%	1.7%

Maturities of lease liabilities are as follows:

Beginning January 1,	OPERATING LEASES	FINANCE LEASES
2024	$17.8	$1.0
2025	16.1	.7
2026	13.7	.6
2027	10.4	.1
2028	7.8	.1
Thereafter	14.6
Total lease payments	80.4	2.5
Less: interest	(8.9)	(.1)
Total lease liabilities	$71.5	$2.4

Cash flow information related to leases was as follows:

Year Ended December 31,	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$17.0	$15.9	$16.7
Financing cash flows from finance leases	1.1	1.0	.6

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	39.5	17.0	8.1
Finance leases	1.3	2.9	.4

L.
COMMITMENTS AND CONTINGENCIES

At December 31, 2023, PACCAR had standby letters of credit and surety bonds totaling $33.0, from third-party financial institutions, in the normal course of business, which guarantee various insurance, financing and other activities. At December 31, 2023, PACCAR’s financial services companies, in the normal course of business, had outstanding commitments to fund new loan and lease transactions amounting to $940.7. The commitments generally expire in 90 days. The Company had other commitments, primarily to purchase production inventory, equipment and commodities amounting to $196.9, $108.8, $76.8, $74.7, $65.0 and $115.7 for 2024, 2025, 2026, 2027, 2028 and beyond, respectively.

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities for the years ended December 31, 2023, 2022 and 2021 were $3.0, $4.6 and $4.0, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

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

M.
EMPLOYEE BENEFITS

Severance Costs: The Company incurred severance expense in 2023, 2022 and 2021 of $.6, $.6 and $2.6, respectively.

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

The Company funds its pensions in accordance with applicable employee benefit and tax laws. The Company contributed $27.3 to its pension plans in 2023 and $39.1 in 2022. The Company expects to contribute in the range of $25 to $75 to its pension plans in 2024, of which $23.3 is estimated to satisfy minimum funding requirements. Annual benefits expected to be paid beginning January 1, 2024 are $135.6, $130.0, $134.9, $136.4, $147.3 and a total of $854.3 for the five years thereafter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

The following information details the allocation of plan assets by investment type. See Note Q for definitions of fair value levels.

		FAIR VALUE HIERARCHY
At December 31, 2023	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$1,004.4	$1,004.4
Global equities					771.8	771.8
Total equities	45 - 65%				1,776.2	1,776.2

Fixed income:
U.S. fixed income		$95.7	$275.4	$371.1	$676.9	$1,048.0
Non-U.S. fixed income			39.3	39.3	530.2	569.5
Total fixed income	35 - 55%	95.7	314.7	410.4	1,207.1	1,617.5
Cash and other		.4	99.4	99.8	.6	100.4
Total plan assets		$96.1	$414.1	$510.2	$2,983.9	$3,494.1

		FAIR VALUE HIERARCHY
At December 31, 2022	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$830.9	$830.9
Global equities					795.9	795.9
Total equities	45 - 65%				1,626.8	1,626.8

Fixed income:
U.S. fixed income		$82.2	$258.0	$340.2	$605.2	$945.4
Non-U.S. fixed income			31.4	31.4	419.4	450.8
Total fixed income	35 - 55%	82.2	289.4	371.6	1,024.6	1,396.2
Cash and other		5.8	86.1	91.9	.3	92.2
Total plan assets		$88.0	$375.5	$463.5	$2,651.7	$3,115.2

The following weighted-average assumptions relate to all pension plans of the Company:

At December 31,	2023	2022
Discount rate	4.8%	5.0%
Rate of increase in future compensation levels	3.9%	3.9%
Assumed long-term rate of return on plan assets	6.6%	6.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

The components of the change in projected benefit obligation and change in plan assets are as follows:

At December 31,	2023	2022
Change in projected benefit obligation:
Benefit obligation at January 1	$2,567.0	$3,709.6
Service cost	94.0	148.5
Interest cost	127.5	84.9
Benefits paid	(110.1)	(107.7)
Actuarial loss (gain)	186.5	(1,190.4)
Currency translation and other	37.8	(78.3)
Participant contributions	.6	.4
Projected benefit obligation at December 31	$2,903.3	$2,567.0

Change in plan assets:
Fair value of plan assets at January 1	$3,115.2	$4,094.5
Employer contributions	27.3	39.1
Actual gain (loss) on plan assets	412.5	(809.6)
Benefits paid	(110.1)	(107.7)
Currency translation and other	48.6	(101.5)
Participant contributions	.6	.4
Fair value of plan assets at December 31	$3,494.1	$3,115.2
Funded status at December 31	$590.8	$548.2

At December 31,	2023	2022
Amounts recorded on Balance Sheets:
Other noncurrent assets	$734.8	$671.2
Accounts payable, accrued expenses and other	23.8	18.0
Other liabilities	120.2	105.0
Accumulated other comprehensive loss:
Actuarial loss	98.0	97.9
Prior service cost	12.3	13.0

Of the December 31, 2023 amounts in accumulated other comprehensive loss, $4.9 of unrecognized actuarial loss and $1.4 of unrecognized prior service cost are expected to be amortized into net pension expense in 2024.

The accumulated benefit obligation for all pension plans of the Company was $2,494.4 and $2,265.1 at December 31, 2023 and 2022, respectively.

Information for all plans with an accumulated benefit obligation in excess of plan assets is as follows:

At December 31,	2023	2022
Projected benefit obligation	$138.7	$126.7
Accumulated benefit obligation	124.1	113.7
Fair value of plan assets	7.1	6.8

The components of pension expense are as follows:

Year Ended December 31,	2023	2022	2021
Service cost	$94.0	$148.5	$148.4
Interest on projected benefit obligation	127.5	84.9	65.3
Expected return on assets	(230.3)	(215.1)	(203.3)
Amortization of prior service costs	1.4	.7	.8
Recognized actuarial loss	4.7	28.9	58.7
Net pension (gain) expense	$(2.7)	$47.9	$69.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

The components of net pension expense other than service cost are included in Interest and other expenses (income), net on the Consolidated Statements of Income.

Multi-employer Plans: The Company participates in multi-employer plans in the U.S. and Europe. These are typically under collective bargaining agreements and cover its union-represented employees. The Company’s participation in the following multi-employer plans for the years ended December 31 are as follows:

		PENSION PLAN		COMPANY CONTRIBUTIONS
PENSION PLAN	EIN	NUMBER	SURCHARGE	2023	2022	2021
Metal and Electrical Engineering Industry Pension Fund		135668	Yes	$46.1	$37.1	$38.1
Western Metal Industry Pension Plan	91-6033499	001	Yes	4.5	4.0	4.0
Other plans				1.2	1.0	1.1
				$51.8	$42.1	$43.2

The Company contributions shown in the table above approximate the multi-employer pension expense for each of the years ended December 31, 2023, 2022 and 2021, respectively.

Metal and Electrical Engineering Industry Pension Fund is a multi-employer union plan incorporating all DAF employees in the Netherlands and is covered by a collective bargaining agreement that will expire on May 31, 2024. The Company’s contributions were less than 5% of the total contributions to the plan for the last three reporting periods ending December 2023. The plan is required by law (the Netherlands Pension Act) to have a minimum coverage ratio in excess of 104.3% and a policy coverage ratio in excess of 113.3% (weighted coverage ratio of the last 12 months). Because the policy coverage ratio of 109.4% at December 31, 2023 is below the required threshold, a funding improvement plan remains in place. Based on the funding improvement plan, the required coverage of 113.3% should be reached by the end of 2032. The funding improvement plan includes a possible reduction in pension benefits and delays in future benefit increases.

The Western Metal Industry Pension Plan is located in the U.S. and is covered by a collective bargaining agreement that will expire on November 2, 2025. In accordance with the U.S. Pension Protection Act of 2006, the plan continued to be certified as critical (red) for the 2023 plan year and a rehabilitation plan has been implemented requiring additional contributions as long as the plan remains in critical status. Contributions by the Company were 27% and 25% of the total contributions to the plan for the years ended December 31, 2023 and 2022, respectively.

Other plans are principally located in the U.S. and the Company’s contributions to these plans for the years ended December 31, 2023 and 2022 were less than 5% of each plan’s total contributions. As of December 31, 2023, one of the other plans was under a funding rehabilitation plan requiring an increase to the mandated employer surcharge from 5% to 10%, which will be applicable for each succeeding year in which the plan remains in a critical status.

There were no significant changes for the multi-employer plans in the periods presented that affected comparability between periods.

Defined Contribution Plans: The Company maintains several defined contribution benefit plans whereby it contributes designated amounts on behalf of participant employees. The largest plan is for U.S. salaried employees where the Company matches a percentage of employee contributions up to an annual limit. The match was 5% of eligible pay in 2023, 2022 and 2021. Other plans are located in Australia, the Netherlands, Canada, United Kingdom and Germany. Expenses for these plans were $65.4, $56.3 and $50.0 in 2023, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

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

The components of the Company’s income before income taxes include the following:

Year Ended December 31,	2023	2022	2021
Domestic	$3,913.7	$2,322.9	$1,391.4
Foreign	1,804.5	1,525.8	1,004.9
	$5,718.2	$3,848.7	$2,396.3

The components of the Company’s provision for income taxes include the following:

Year Ended December 31,	2023	2022	2021
Current provision:
Federal	$845.5	$567.0	$410.0
State	179.8	143.1	85.9
Foreign	395.8	335.0	243.5
	1,421.1	1,045.1	739.4
Deferred (benefit) provision:
Federal	(141.5)	(173.2)	(176.0)
State	(24.4)	(42.0)	(29.6)
Foreign	(137.8)	7.2	(3.0)
	(303.7)	(208.0)	(208.6)
	$1,117.4	$837.1	$530.8

Tax benefits recognized for net operating loss carryforwards were $118.2, $3.9 and $5.1 for the years ended 2023, 2022 and 2021, respectively.

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
Effect of:
State	2.3	2.1	2.0
Research and development tax credit	(.8)	(1.0)	(1.2)
Tax on foreign earnings	.1	.5	1.1
Brasil valuation allowance release	(2.1)
Other, net	(1.0)	(.8)	(.7)
	19.5%	21.8%	22.2%

Based on the Company’s current operations, the Company does not expect that the repatriation of future foreign earnings will be subject to significant income tax as a result of the U.S. modified territorial system.

At December 31, 2023, the Company had net operating loss carryforwards of $460.8, of which $400.0 related to foreign subsidiaries and $60.8 related to states in the U.S. The related deferred tax asset was $135.8, for which a $2.3 valuation allowance has been provided. The carryforward periods range from four years to indefinite, subject to certain limitations under applicable laws. The future tax benefits of net operating loss carryforwards are evaluated on a regular basis, including a review of historical and projected operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

At December 31,	2023	2022
Assets:
Accrued liabilities	$314.3	$252.2
R&D expense capitalization	257.1	153.6
Net operating loss and tax credit carryforwards	144.8	128.0
Inventory adjustments	64.6	59.5
Allowance for losses on receivables	53.2	43.8
Other	132.2	95.6
	966.2	732.7
Valuation allowance	(2.3)	(116.2)
	963.9	616.5
Liabilities:
Financial Services leasing depreciation	(572.6)	(558.9)
Depreciation and amortization	(219.7)	(227.3)
Postretirement benefit plans	(144.5)	(120.5)
Other	(58.9)	(59.2)
	(995.7)	(965.9)
Net deferred tax liability	$(31.8)	$(349.4)

The balance sheet classifications of the Company’s deferred tax assets and liabilities are as follows:

At December 31,	2023	2022
Truck, Parts and Other:
Other noncurrent assets, net	$502.6	$199.0
Other liabilities	(78.8)	(75.5)
Financial Services:
Other assets	88.3	51.0
Deferred taxes and other liabilities	(543.9)	(523.9)
Net deferred tax liability	$(31.8)	$(349.4)

Cash paid for income taxes was $1,499.3, $932.1 and $761.1 in 2023, 2022 and 2021, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2023	2022	2021
Balance at January 1	$27.8	$26.0	$24.5
Additions for tax positions related to the current year	7.7	7.4	6.1
Additions for tax positions related to prior years	2.6	1.8	.8
Reductions for tax positions related to prior years	(1.6)	(1.6)
Lapse of statute of limitations	(5.3)	(5.8)	(5.4)
Balance at December 31	$31.2	$27.8	$26.0

The Company had $31.2, $27.8 and $26.0 of unrecognized tax benefits, of which $31.2, $27.8 and $25.3 would impact the effective tax rate, if recognized, as of December 31, 2023, 2022 and 2021, respectively.

The Company recognized $.8, $.1 and $(.4) of expense (income) related to interest in 2023, 2022 and 2021, respectively. Accrued interest expense and penalties were $1.7, $.9 and $.8 as of December 31, 2023, 2022 and 2021, respectively. Interest and penalties are classified as income taxes in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

The Company believes it is reasonably possible that approximately $6.2 of unrecognized tax benefits, resulting primarily from research and development tax credits, will be resolved within the next 12 months. As of December 31, 2023, the United States Internal Revenue Service has completed examinations of the Company’s tax returns for all years through 2016. The Company’s tax returns for other major jurisdictions remain subject to examination for the years ranging from 2012 through 2023.

O.
STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss): The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity, consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2023	$35.1	$(43.6)	$(110.9)	$(834.0)	$(953.4)
Recorded into AOCI	(137.9)	32.4	(4.0)	275.3	165.8
Reclassified out of AOCI	91.8	(2.7)	4.6		93.7
Net other comprehensive (loss) income	(46.1)	29.7	.6	275.3	259.5
Balance at December 31, 2023	$(11.0)	$(13.9)	$(110.3)	$(558.7)	$(693.9)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2022	$(13.5)	$(1.1)	$(269.8)	$(636.7)	$(921.1)
Recorded into AOCI	8.6	(41.3)	136.4	(197.3)	(93.6)
Reclassified out of AOCI	40.0	(1.2)	22.5		61.3
Net other comprehensive income (loss)	48.6	(42.5)	158.9	(197.3)	(32.3)
Balance at December 31, 2022	$35.1	$(43.6)	$(110.9)	$(834.0)	$(953.4)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2021	$(29.2)	$14.6	$(578.1)	$(457.6)	$(1,050.3)
Recorded into AOCI	39.9	(14.1)	262.9	(179.1)	109.6
Reclassified out of AOCI	(24.2)	(1.6)	45.4		19.6
Net other comprehensive income (loss)	15.7	(15.7)	308.3	(179.1)	129.2
Balance at December 31, 2021	$(13.5)	$(1.1)	$(269.8)	$(636.7)	$(921.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

Reclassifications out of AOCI during the years ended December 31, 2023, 2022 and 2021 were as follows:

		AMOUNT RECLASSIFIED OUT OF AOCI
AOCI COMPONENTS	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF INCOME	2023	2022	2021
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$31.9	$19.3	$16.6
	Cost of sales and revenues	2.2	(15.3)	(1.0)
	Interest and other expenses (income), net	(.9)	(1.4)	(.1)
Commodity contracts	Cost of sales and revenues	4.2	32.0	.6
x
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	(2.1)	7.3
Interest-rate contracts	Interest and other borrowing expenses	76.5	6.1	(49.8)
	Pre-tax expense increase (reduction)	111.8	48.0	(33.7)
	Tax (benefit) expense	(20.0)	(8.0)	9.5
	After-tax expense increase (reduction)	91.8	40.0	(24.2)
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(3.6)	(1.6)	(2.1)
	Tax expense	.9	.4	.5
	After-tax income increase	(2.7)	(1.2)	(1.6)
Unrealized losses on pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other expenses (income), net	4.7	28.9	58.7
Prior service costs	Interest and other expenses (income), net	1.4	.7	.8
	Pre-tax expense increase	6.1	29.6	59.5
	Tax benefit	(1.5)	(7.1)	(14.1)
	After-tax expense increase	4.6	22.5	45.4
Total reclassifications out of AOCI		$93.7	$61.3	$19.6

Other Capital Stock Changes: The Company purchased and retired nil treasury shares in 2023, 2022, and 2021.
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

At December 31, 2023, the notional amount of the Company’s interest-rate contracts was $2,733.7. Notional maturities for all interest-rate contracts are $570.3 for 2024, $1,022.1 for 2025, $629.6 for 2026, $318.0 for 2027, $136.7 for 2028 and $57.0 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At December 31, 2023, the notional amount of the outstanding foreign-exchange contracts was $1,968.0. Foreign-exchange contracts typically mature within one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

Commodity Contracts: The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks. The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. At December 31, 2023, the notional amount of the outstanding commodity contracts was $37.3. Commodity contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

At December 31,	2023		2022
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$17.3		$58.0
Deferred taxes and other liabilities		$131.1		$82.6
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	1.5		57.3
Accounts payable, accrued expenses and other		21.1		9.5
Financial Services:
Other current assets			1.6
Deferred taxes and other liabilities		3.6		5.1
Commodity contracts:
Truck, Parts and Other:
Other current assets	1.2		1.5
Accounts payable, accrued expenses and other		.8		.6
	$20.0	$156.6	$118.4	$97.8
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$1.0		$1.0
Accounts payable, accrued expenses and other		$3.4		$.1
Financial Services:
Other assets
Deferred taxes and other liabilities		.1		.1
Commodity contracts:
Truck, Parts and Other:
Accounts payable, accrued expenses and other				.2
	$1.0	$3.5	$1.0	$.4
Gross amounts recognized in Balance Sheets	$21.0	$160.1	$119.4	$98.2
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	$(1.6)	$(1.6)	$(.1)	$(.1)
Commodity contracts	(.7)	(.7)	(.5)	(.5)
Financial Services:
Foreign-exchange contracts			(1.8)	(1.8)
Interest-rate contracts	(11.9)	(11.9)	(21.5)	(21.5)
Pro forma net amount	$6.8	$145.9	$95.5	$74.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

The following table presents the amount of loss (gain) from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

Year Ended December 31,	2023		2022		2021
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$31.9		$19.3		$16.6
Cost of sales and revenues
Cash flow hedges		2.2		(15.3)		(1.0)
Derivatives not designated as hedging instruments		(5.1)		(1.7)		8.9
Interest and other expenses (income), net
Cash flow hedges		12.8		(1.4)		(.1)
Net investment hedges		(8.7)		(5.8)		(3.2)
Derivatives not designated as hedging instruments		8.8		.8		1.9
		$41.9		$(4.1)		$23.1
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$76.5	$1.8	$6.1	$7.3	$(49.8)
Fair value hedges	9.8		1.0		.4
Derivatives not designated as hedging instruments		1.7		(8.1)		$(.5)
	$86.3	$3.5	$7.1	$(.8)	$(49.4)	$(.5)
Total	$86.3	$45.4	$7.1	$(4.9)	$(49.4)	$22.6

The loss from commodity contracts recorded in Cost of sales and revenue was $4.2, $31.8 and $.6 for the years ended 2023, 2022 and 2021, respectively.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

At December 31,	2023	2022
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$128.1	$319.8
Cumulative basis adjustment included in the carrying amount	7.1	27.7

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $12.2 and $7.1 as of December 31, 2023 and 2022, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The Company elected to exclude the forward premium component (excluded component) on some foreign-exchange cash flow hedges and amortize the excluded component over the life of the derivative instruments. The amortization of the excluded component is recognized in Interest and other expenses (income), net in Truck, Parts and Other segment and Interest and other borrowing expenses in Financial Services segment in the Consolidated Statements of Comprehensive Income. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 8.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

The following table presents the pre-tax effects of (loss) gain on cash flow hedges recognized in other comprehensive income (loss) (OCI):

Year Ended December 31,	2023		2022		2021
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
(Loss) gain recognized in OCI:
Truck, Parts and Other		$(65.7)		$41.2		$(18.5)
Financial Services	$(110.5)	1.8	$19.1	(25.5)	$83.2	(1.9)
	$(110.5)	$(63.9)	$19.1	$15.7	$83.2	$(20.4)

The pre-tax effects of loss on commodity hedges recognized in other comprehensive income (loss) (OCI) for Truck, Parts and Other was $.5, $17.1 and $8.6 in 2023, 2022 and 2021, respectively.

The amount of loss in AOCI at December 31, 2023 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $5.0, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of (losses) gains reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil for the year ended December 31, 2023, $1.0 for the year ended December 31, 2022 and $.1 for year ended December 31, 2021.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). The notional amount of the outstanding net investment hedges was $443.6, $347.0 and $360.7 at December 31, 2023, 2022 and 2021, respectively. The pre-tax (loss) gain recognized in OCI for the net investment hedges was $(8.2), $28.8 and $26.6 at December 31, 2023, 2022 and 2021, respectively.

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

December 31, 2023, 2022 and 2021 (currencies in millions)

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At December 31, 2023	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$310.7	$310.7
U.S. taxable municipal / non-U.S. provincial bonds		240.1	240.1
U.S. corporate securities		353.3	353.3
U.S. government securities	$158.1		158.1
Non-U.S. corporate securities		524.2	524.2
Non-U.S. government securities		141.2	141.2
Other debt securities		90.6	90.6
Total marketable debt securities	$158.1	$1,660.1	$1,818.2
Marketable equity securities	$4.4		$4.4
Total marketable securities	$162.5	$1,660.1	$1,822.6
Derivatives
Cross currency swaps		$13.2	$13.2
Interest-rate swaps		4.1	4.1
Foreign-exchange contracts		2.5	2.5
Commodity contracts		1.2	1.2
Total derivative assets		$21.0	$21.0
Liabilities:
Derivatives
Cross currency swaps		$116.6	$116.6
Interest-rate swaps		14.5	14.5
Foreign-exchange contracts		28.2	28.2
Commodity contracts		.8	.8
Total derivative liabilities		$160.1	$160.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

At December 31, 2022	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$445.1	$445.1
U.S. taxable municipal / non-U.S. provincial bonds		180.8	180.8
U.S. corporate securities		251.0	251.0
U.S. government securities	$115.0		115.0
Non-U.S. corporate securities		450.0	450.0
Non-U.S. government securities		76.4	76.4
Other debt securities		94.7	94.7
Total marketable debt securities	$115.0	$1,498.0	$1,613.0
Marketable equity securities	$1.2		$1.2
Total marketable securities	$116.2	$1,498.0	$1,614.2
Derivatives
Cross currency swaps		$49.1	$49.1
Interest-rate swaps		8.9	8.9
Foreign-exchange contracts		59.9	59.9
Commodity contracts		1.5	1.5
Total derivative assets		$119.4	$119.4
Liabilities:
Derivatives
Cross currency swaps		$52.0	$52.0
Interest-rate swaps		30.6	30.6
Foreign-exchange contracts		14.8	14.8
Commodity contracts		.8	.8
Total derivative liabilities		$98.2	$98.2

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

Financial Services Net Receivables: For floating-rate loans, floating-rate wholesale financing, and operating lease and other trade receivables, carrying values approximate fair values. For fixed rate loans, fair values are estimated using the income approach by discounting cash flows to their present value based on assumptions regarding the credit and market risks to approximate current rates for comparable loans. Finance lease receivables and related allowance for credit losses have been excluded from the accompanying table.

Debt: The carrying amounts of Financial Services commercial paper, variable rate bank loans and variable rate term notes approximate fair value. For fixed rate debt, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable debt.

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

At December 31,	2023		2022
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$8,126.8	$8,214.4	$6,859.1	$6,582.0
Liabilities:
Financial Services fixed rate debt	8,720.3	8,693.7	8,070.5	7,715.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions, except per share data)

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

The Company recognizes compensation cost on these options and restricted stock awards on a straight-line basis over the requisite period the employee is required to render service less estimated forfeitures based on historical experience. The plans contain antidilution provisions. Consequently, the following data has been restated to reflect the Company’s 50% stock dividend in February 2023. The maximum number of shares of the Company’s common stock authorized for issuance under these plans is 70.0 million shares, and as of December 31, 2023, the maximum number of shares available for future grants was 15.0 million.

The assumptions used in determining the fair value of the option awards for each of the grant years are as follows:

	2023	2022	2021
Risk-free interest rate	3.84%	1.86%	.71%
Expected volatility	26%	26%	26%
Expected dividend yield	4.5%	4.3%	3.6%
Expected term	6 years	6 years	6 years
Weighted average grant date fair value of options per share	$13.17	$9.70	$9.48

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

The fair value of options granted was $11.9, $8.3 and $8.1 for the years ended December 31, 2023, 2022 and 2021, respectively. The fair value of options vested was $6.8 during the year ended December 31, 2023, and was $5.6 during the years ended December 31, 2022 and 2021.

A summary of activity under the Company’s stock plans is presented below:

	2023	2022	2021
Intrinsic value of options exercised	$41.2	$17.8	$25.4
Cash received from stock option exercises	51.7	35.8	38.4
Tax benefit related to stock award exercises	5.4	2.6	4.9
Stock-based compensation	21.2	17.1	14.7
Tax benefit related to stock-based compensation	1.7	1.7	1.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions, except per share data)

The summary of options as of December 31, 2023 and changes during the year then ended are presented below:

		PER SHARE	REMAINING	AGGREGATE
	NUMBER	EXERCISE	CONTRACTUAL	INTRINSIC
	OF SHARES	PRICE*	LIFE IN YEARS*	VALUE
Options outstanding at January 1	4,205,200	$51.10
Granted	898,100	72.00
Exercised	(1,174,400)	44.08
Cancelled	(105,600)	66.09
Options outstanding at December 31	3,823,300	$57.77	6.64	$152.5
Vested and expected to vest	3,678,800	$57.34	6.55	$148.3
Exercisable	1,498,400	$45.45	4.25	$78.2

* Weighted Average

The fair value of restricted shares is determined based upon the stock price on the date of grant. The summary of nonvested restricted shares as of December 31, 2023 and changes during the year then ended is presented below:

	NUMBER	GRANT DATE
NONVESTED SHARES	OF SHARES	FAIR VALUE*
Nonvested awards outstanding at January 1	241,500	$59.69
Granted	197,000	71.27
Vested	(168,700)	63.06
Forfeited	(8,000)	60.25
Nonvested awards outstanding at December 31	261,800	$66.21

* Weighted Average

As of December 31, 2023, there was $8.7 of total unrecognized compensation cost related to nonvested stock options, which is recognized over a remaining weighted average vesting period of 1.53 years. Unrecognized compensation cost related to nonvested restricted stock awards of $1.9 is expected to be recognized over a remaining weighted average vesting period of 1.12 years.

The dilutive and antidilutive options are shown separately in the table below:

Year Ended December 31,	2023	2022	2021
Additional shares	1,099,000	769,100	973,300
Antidilutive options	891,500	1,653,600	883,800

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

Other: Included in Other is the Company’s industrial winch manufacturing business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expenses. Intercompany interest income (expense) on cash advances with the financial services companies is included in Other and was $12.4, $(1.9) and $.4 for 2023, 2022 and 2021, respectively.

Geographic Area Data	2023	2022	2021
Net sales and revenues:
United States	$18,841.6	$15,379.2	$12,388.8
Europe	8,741.4	7,486.5	6,325.4
Other	7,544.4	5,954.0	4,808.1
	$35,127.4	$28,819.7	$23,522.3
Property, plant and equipment, net:
United States	$1,950.9	$1,831.7	$1,718.5
The Netherlands	654.0	534.1	516.1
Belgium	550.4	572.8	620.5
Other	624.8	529.8	543.0
	$3,780.1	$3,468.4	$3,398.1
Equipment on operating leases, net:
United States	$524.9	$846.9	$1,003.0
Mexico	420.2	314.5	285.7
Spain	303.3	316.3	291.8
Germany	247.1	280.9	307.1
France	223.5	260.7	299.7
Poland	187.9	245.8	337.9
The Netherlands	137.8	185.9	157.8
Other	258.3	352.3	505.9
	$2,303.0	$2,803.3	$3,188.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021 (currencies in millions)

Business Segment Data	2023	2022	2021
Net sales and revenues:
Truck	$27,257.1	$22,005.5	$17,379.0
Less intersegment	(410.7)	(519.3)	(579.3)
External customers	26,846.4	21,486.2	16,799.7
Parts	6,486.5	5,829.4	5,004.8
Less intersegment	(72.1)	(65.1)	(60.5)
External customers	6,414.4	5,764.3	4,944.3
Other	54.7	63.8	90.5
	33,315.5	27,314.3	21,834.5
Financial Services	1,811.9	1,505.4	1,687.8
	$35,127.4	$28,819.7	$23,522.3
Income (loss) before income taxes:
Truck	$3,799.9	$1,753.3	$804.9
Parts	1,702.6	1,446.6	1,110.0
Other*	(616.8)	(1.1)	28.3
	4,885.7	3,198.8	1,943.2
Financial Services	540.3	588.9	437.6
Investment income	292.2	61.0	15.5
	$5,718.2	$3,848.7	$2,396.3
Depreciation and amortization:
Truck	$403.5	$324.9	$277.6
Parts	15.0	14.0	12.0
Other	25.3	23.9	21.9
	443.8	362.8	311.5
Financial Services	480.1	427.4	591.8
	$923.9	$790.2	$903.3
Expenditures for long-lived assets:
Truck	$584.8	$466.0	$547.2
Parts	65.7	21.1	29.4
Other	33.2	28.6	24.1
	683.7	515.7	600.7
Financial Services	582.2	854.8	984.8
	$1,265.9	$1,370.5	$1,585.5
Segment assets:
Truck	$8,038.5	$7,218.1	$6,912.1
Parts	1,912.1	1,742.1	1,505.1
Other	1,249.6	976.8	860.3
Cash and marketable securities	8,659.3	6,158.9	4,813.0
	19,859.5	16,095.9	14,090.5
Financial Services	20,963.9	17,179.6	15,418.9
	$40,823.4	$33,275.5	$29,509.4

* In 2023, Other includes a $600.0 million non-recurring charge related to civil litigation in Europe (EC-related claims) which is discussed in Note L.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Ernst & Young LLP, the Independent Registered Public Accounting Firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is included on page 79.

R. Preston Feight

Chief Executive Officer

report of independent registered public accounting firm

To the Stockholders and the Board of Directors of PACCAR Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PACCAR Inc (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2024, expressed an unqualified opinion thereon.

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

Product Warranty
Description of the Matter

The Company’s liability for product warranty totaled $767 million at December 31, 2023. As discussed in Note A of the consolidated financial statements, the Company’s liability for product warranty is estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. The Company periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

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

To evaluate the liability for product warranty, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims, supplier recovery data and utilizing a subject matter expert in evaluating the methodologies and assumptions used in the warranty accrual calculation. We also assessed the historical accuracy of management’s estimates through a hindsight analysis.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1945 Seattle, Washington
February 21, 2024

report of independent registered public accounting firm

To the Stockholders and the Board of Directors of PACCAR Inc

Opinion on Internal Control Over Financial Reporting

We have audited PACCAR Inc’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PACCAR Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 21, 2024, expressed an unqualified opinion thereon.

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
February 21, 2024

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

Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting on page 77 and Report of Independent Registered Public Accounting Firm on the Company’s internal control over financial reporting on page 79 for the year ended December 31, 2023, are included in this Form 10-K.

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s year-ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 401(a), (d), and (e) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 30, 2024 and is incorporated herein by reference:

Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

Item 401(b) of Regulation S-K:

Information about the Company’s executive officers is included in Part I, Item 1 of this Form 10-K.

Item 405 of Regulation S-K:

The information required by this item is included in the proxy statement for the annual stockholders meeting of April 30, 2024 and is incorporated herein by reference.

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

Item 407(d)(4) and 407(d)(5) of Regulation S‑K:

The following information is included in the proxy statement for the annual stockholders meeting of April 30, 2024 and is incorporated herein by reference:

•
Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”
•
Identification of audit committee financial experts is included under the caption “AUDIT COMMITTEE REPORT.”

ITEM 11. EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 30, 2024 and is incorporated herein by reference:

•
Compensation of Directors is included under the caption “COMPENSATION OF DIRECTORS.”
•
Compensation of Executive Officers and Related Matters is included under the caption “COMPENSATION OF EXECUTIVE OFFICERS.”
•
Compensation Committee Report is under the caption “COMPENSATION COMMITTEE REPORT.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock ownership information is included under the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS” in the proxy statement for the annual stockholders meeting of April 30, 2024 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S‑K Item 201(d) is provided in Item 5 of this Form 10‑K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions with management and others as defined by Item 404 of Regulation S‑K occurred in 2023.

Information concerning director independence is included under the caption “BOARD GOVERNANCE” in the proxy statement for the annual stockholders meeting of April 30, 2024 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is Ernst & Young LLP, Seattle, Washington (Auditor Firm ID No. 42).

Principal accounting fees and services information is included under the caption “INDEPENDENT AUDITORS” in the proxy statement for the annual stockholders meeting of April 30, 2024 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Listing of financial statements

The following consolidated financial statements of PACCAR Inc are included in Item 8:

Consolidated Statements of Income

— Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2023, 2022 and 2021

Consolidated Balance Sheets

— December 31, 2023 and 2022

Consolidated Statements of Cash Flows

— Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Stockholders’ Equity

— Years Ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

— December 31, 2023, 2022 and 2021

(2)
Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(3)
Listing of Exhibits (in order of assigned index numbers):

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2018	3(i)	001-14817

		Certificate of Amendment of Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 24, 2020	3(i)	001-14817

		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 29, 2022	3(i)	001-14817

(ii)		Bylaws:

		Seventh Amended and Restated Bylaws of PACCAR Inc	8-K	July 26, 2022	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and The Bank of New York Mellon Trust Company, N.A.	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series P (PACCAR Financial Corp.)	S-3	November 2, 2018	4.2 and 4.3	333-228141

	(c)	Forms of Medium-Term Note, Series Q (PACCAR Financial Corp.)	S-3	November 1, 2021	4.3 and 4.4	333-260663

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(d)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated May 29, 2020	10-Q	August 3, 2020	4(h)	001-14817
	(e)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 15, 2021	10-Q	August 2, 2021	4(g)	01-14817

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 13, 2022	10-Q	August 2, 2022	4(h)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated September 20, 2023	10-Q	November 2, 2023	4(g)	001-14817

	(h)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(j)	001-14817

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

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 10, 2012	10(b)	001-14817

	(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

	(d)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	10-K	February 22, 2023	10(d)	001-14817

	(e)	PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors	8-K	December 10, 2007	99.3	001-14817

	(f)	Amendment to Compensatory Arrangement with Non-Employee Directors	10-K	February 26, 2015	10(g)	001-14817

	(g)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	10-K	February 19, 2020	10(g)	001-14817

	(h)	PACCAR Inc Long Term Incentive Plan	10-K	February 22, 2023	10(h)	001-14817

	(i)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

	(j)	PACCAR Inc Long Term Incentive Plan, 2018 Form of Restricted Stock Award Agreement	10-K	February 21, 2019	10(m)	001-14817

	(k)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Unit Agreement	10-K	February 21, 2019	10(n)	001-14817

	(l)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(m)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Deferred Restricted Stock Unit Grant Agreement	10-K	February 26, 2015	10(t)	001-14817

(n)	Second Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Form of Amended Restricted Stock Grant Agreement	10-K	February 26, 2015	10(u)	001-14817

(21)	Subsidiaries of the registrant*

(23)	Consent of the independent registered public accounting firm*

(24)	Power of attorney – Powers of attorney of certain directors*

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(97)	PACCAR Inc Incentive Compensation Recovery Policy

(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

(101.SCH)	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document*

(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

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

PACCAR Inc
Registrant

Date: February 21, 2024	/s/ R. Preston Feight
R. Preston Feight
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ R. P. Feight	Chief Executive Officer and Director
R. P. Feight	(Principal Executive Officer)

/s/ H. C. A. M. Schippers	President and Chief Financial Officer
H. C. A. M. Schippers	(Principal Financial Officer)

/s/ B. J. Poplawski	Vice President and Controller
B. J. Poplawski	(Principal Accounting Officer)

/s/ M. C. Pigott	Executive Chairman and Director
M. C. Pigott

*/s/ A. J. Carnwath	Director
A. J. Carnwath

*/s/ F. L. Feder	Director
F. L. Feder

*/s/ K. S. Hachigian	Director
K. S. Hachigian

*/s/ B. B. Hulit	Director
B. B. Hulit

*/s/ R. C. McGeary	Director
R. C. McGeary

*/s/ C. A. Niekamp	Director
C. A. Niekamp

*/s/ J. M. Pigott	Director
J. M. Pigott

*/s/ G. Ramaswamy	Director
G. Ramaswamy

*/s/ M. A. Schulz	Director
M. A. Schulz

*/s/ G. M. E. Spierkel	Director
G. M. E. Spierkel

*By	/s/ M. C. Pigott
M. C. Pigott
Attorney-in-Fact