Form 10-Q
period 2024-03-31
PACCAR INC
filed 2024-05-02
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

Common Stock, $1 par value — 524,145,446 shares as of April 29, 2024

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended
	March 31
	2024	2023
TRUCK, PARTS AND OTHER:
Net sales and revenues	$8,235.0	$8,050.1

Cost of sales and revenues	6,673.8	6,493.1
Research and development	105.5	97.2
Selling, general and administrative	147.6	159.8
Interest and other (income) expenses, net	(27.0)	578.8
	6,899.9	7,328.9
Truck, Parts and Other Income Before Income Taxes	1,335.1	721.2

FINANCIAL SERVICES:
Interest and fees	303.4	208.0
Operating lease, rental and other revenues	205.9	215.2
Revenues	509.3	423.2

Interest and other borrowing expenses	160.0	93.8
Depreciation and other expenses	180.3	142.3
Selling, general and administrative	39.0	35.2
Provision for losses on receivables	16.1	3.1
	395.4	274.4
Financial Services Income Before Income Taxes	113.9	148.8
Investment income	85.5	49.0
Total Income Before Income Taxes	1,534.5	919.0
Income taxes	339.2	185.1
Net Income	$1,195.3	$733.9

Net Income Per Share
Basic	$2.28	$1.40
Diluted	$2.27	$1.40

Weighted Average Number of Common Shares Outstanding
Basic	524.9	523.5
Diluted	526.3	524.4

Comprehensive Income	$1,089.0	$814.1

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(Millions)

	March 31	December 31
	2024	2023 *
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$5,895.8	$6,836.7
Trade and other receivables, net (allowance for losses: 2024 - $.9, 2023 - $.9)	2,410.9	2,198.1
Marketable securities	1,831.4	1,822.6
Inventories, net	2,742.6	2,576.7
Other current assets	622.4	680.6
Total Truck, Parts and Other Current Assets	13,503.1	14,114.7

Equipment on operating leases, net	112.7	127.6
Property, plant and equipment, net	3,796.9	3,780.1
Other noncurrent assets, net	1,808.3	1,837.1
Total Truck, Parts and Other Assets	19,221.0	19,859.5

FINANCIAL SERVICES:
Cash and cash equivalents	298.7	345.0
Finance and other receivables, net (allowance for losses: 2024 - $139.3, 2023 - $133.0)	17,873.1	17,571.7
Equipment on operating leases, net	2,042.7	2,175.4
Other assets	938.1	871.8
Total Financial Services Assets	21,152.6	20,963.9
	$40,373.6	$40,823.4

* The December 31, 2023 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(Millions)

	March 31	December 31
	2024	2023 *
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$5,522.3	$5,076.3
Dividend payable		1,675.0
Total Truck, Parts and Other Current Liabilities	5,522.3	6,751.3
Residual value guarantees and deferred revenues	127.2	142.6
Other liabilities	1,993.0	2,121.9
Total Truck, Parts and Other Liabilities	7,642.5	9,015.8

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	1,182.6	992.3
Commercial paper and bank loans	4,914.8	5,609.9
Term notes	9,114.9	8,624.6
Deferred taxes and other liabilities	646.9	702.0
Total Financial Services Liabilities	15,859.2	15,928.8

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 524.1 and 523.3 million shares	524.1	523.3
Additional paid-in capital	318.3	269.1
Treasury stock, at cost - .04 million and nil shares	(4.0)
Retained earnings	16,833.7	15,780.3
Accumulated other comprehensive loss	(800.2)	(693.9)
Total Stockholders' Equity	16,871.9	15,878.8
	$40,373.6	$40,823.4

* The December 31, 2023 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Three Months Ended
	March 31
	2024	2023
OPERATING ACTIVITIES:
Net Income	$1,195.3	$733.9
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	104.2	103.0
Equipment on operating leases and other	130.8	118.1
Provision for losses on financial services receivables	16.1	3.1
Other, net	17.9	(58.5)
Pension contributions	(26.0)	(5.8)
Change in operating assets and liabilities:
Trade and other receivables	(240.6)	(448.6)
Wholesale receivables on new trucks	(183.4)	(451.2)
Inventories	(203.8)	(401.7)
Accounts payable and accrued expenses	584.9	663.1
Income taxes, warranty and other	73.6	429.4
Net Cash Provided by Operating Activities	1,469.0	684.8

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(1,438.5)	(1,199.3)
Collections on retail loans and finance leases	1,196.8	1,030.3
Net increase in wholesale receivables on used equipment	(75.7)	(9.9)
Purchases of marketable debt securities	(319.9)	(217.5)
Proceeds from sales and maturities of marketable debt securities	294.1	206.6
Payments for property, plant and equipment	(191.3)	(138.7)
Acquisitions of equipment for operating leases	(160.5)	(153.1)
Proceeds from asset disposals	169.1	171.4
Other, net	(.2)	17.5
Net Cash Used in Investing Activities	(526.1)	(292.7)

FINANCING ACTIVITIES:
Payments of cash dividends	(1,816.5)	(1,105.3)
Purchases of treasury stock	(4.0)	(3.0)
Proceeds from stock compensation transactions	35.4	20.5
Net (decrease) increase in commercial paper, short-term bank loans and other	(561.6)	209.6
Proceeds from term debt	1,015.0	826.1
Payments on term debt	(548.3)	(638.7)
Net Cash Used in Financing Activities	(1,880.0)	(690.8)
Effect of exchange rate changes on cash and cash equivalents	(50.1)	17.9
Net Decrease in Cash and Cash Equivalents	(987.2)	(280.8)
Cash and cash equivalents at beginning of period	7,181.7	4,690.9
Cash and cash equivalents at end of period	$6,194.5	$4,410.1

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended
	March 31
	2024	2023
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of period	$523.3	$522.0
Stock compensation	.8	.6
Balance at end of period	524.1	522.6

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	269.1	196.1
Stock compensation	49.2	34.2
Balance at end of period	318.3	230.3

TREASURY STOCK, AT COST:
Balance at beginning of period
Purchases	(4.0)	(3.0)
Balance at end of period	(4.0)	(3.0)

RETAINED EARNINGS:
Balance at beginning of period	15,780.3	13,402.4
Net income	1,195.3	733.9
Cash dividends declared on common stock	(141.9)	(131.0)
Balance at end of period	16,833.7	14,005.3

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(693.9)	(953.4)
Other comprehensive (loss) income	(106.3)	80.2
Balance at end of period	(800.2)	(873.2)
Total Stockholders’ Equity	$16,871.9	$13,882.0

Cash dividends declared on common stock, per share	$.27	$.25

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2023.

Earnings per Share: Basic earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding, plus the effect of any participating securities. Diluted earnings per common share are computed assuming that all potentially dilutive securities are converted into common shares under the treasury stock method.

The dilutive and antidilutive options are shown separately in the table below:

Three Months Ended March 31,	2024	2023
Additional shares	1,439,200	958,300
Antidilutive options	671,000	889,000

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

The Company adopted ASU 2022-03, Fair Value Measurement (Topic 820)—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restriction on January 1, 2024, which had no material impact on the Company’s consolidated financial statements.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table disaggregates Truck, Parts and Other revenues by major sources:

Three Months Ended March 31,	2024	2023
Truck
Truck sales	$6,304.7	$6,206.0
Revenues from extended warranties, operating leases and other	236.3	207.8
	6,541.0	6,413.8
Parts
Parts sales	1,625.6	1,574.2
Revenues from dealer services and other	50.3	48.8
	1,675.9	1,623.0
Winch sales and other	18.1	13.3
Truck, Parts and Other sales and revenues	$8,235.0	$8,050.1

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

The following table presents the balance sheet classification of the estimated value of the returned goods assets and the related return liabilities:

	March 31, 2024		December 31, 2023
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Trucks
Other current assets	$132.7		$147.3
Accounts payable, accrued expenses and other		$135.7		$149.5
Other noncurrent assets, net	171.6		186.7
Other liabilities		180.2		196.4
	$304.3	$315.9	$334.0	$345.9
Parts
Other current assets	$92.3		$86.8
Accounts payable, accrued expenses and other		$226.4		$216.3
	$92.3	$226.4	$86.8	$216.3

The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $678.5 at March 31, 2024.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with an RVG was $19.1 at March 31, 2024. The Company expects to recognize approximately $11.4 of the remaining deferred revenue in 2024, $5.0 in 2025, $1.8 in 2026, $.8 in 2027 and $.1 in 2028. Total operating lease revenue from truck sales with RVGs was $9.8 and $12.8 for the three months ended March 31, 2024 and 2023, respectively. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a lease was $108.1 at March 31, 2024.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2024 or December 31, 2023. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table summarizes Financial Services lease revenues by lease type:

Three Months Ended March 31,	2024	2023
Finance lease revenues	$82.6	$54.9
Operating lease revenues	174.9	196.8
Total lease revenues	$257.5	$251.7

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

Marketable securities at March 31, 2024 and December 31, 2023 consisted of the following:

		UNREALIZED	UNREALIZED	FAIR
At March 31, 2024	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$259.0	$.4	$3.2	$256.2
U.S. taxable municipal / non-U.S. provincial bonds	280.5	.3	5.8	275.0
U.S. corporate securities	410.4	.6	4.9	406.1
U.S. government securities	146.3		2.1	144.2
Non-U.S. corporate securities	532.8	1.3	6.1	528.0
Non-U.S. government securities	154.6	1.0	1.1	154.5
Other debt securities	66.0	.1	1.5	64.6
Marketable equity securities	10.0		7.2	2.8
Total marketable securities	$1,859.6	$3.7	$31.9	$1,831.4

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

		UNREALIZED	UNREALIZED	FAIR
At December 31, 2023	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$312.5	$1.2	$3.0	$310.7
U.S. taxable municipal / non-U.S. provincial bonds	244.9	.8	5.6	240.1
U.S. corporate securities	357.1	1.4	5.2	353.3
U.S. government securities	159.2	.6	1.7	158.1
Non-U.S. corporate securities	529.4	2.3	7.5	524.2
Non-U.S. government securities	141.0	1.5	1.3	141.2
Other debt securities	92.8	.3	2.5	90.6
Marketable equity securities	10.0		5.6	4.4
Total marketable securities	$1,846.9	$8.1	$32.4	$1,822.6

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.6 and $.5 and gross realized losses were $1.8 and $1.6 for the three months periods ended March 31, 2024 and 2023, respectively.

Net unrealized (losses) gains on marketable equity securities were $(1.6) and $.2 for the three months periods ending March 31, 2024 and 2023, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	March 31, 2024		December 31, 2023
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$564.3	$672.1	$289.0	$798.5
Unrealized losses	3.7	21.0	1.6	25.2

The unrealized losses on marketable debt securities above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at March 31, 2024 and December 31, 2023. The Company does not currently intend, and it is more likely than not that it will not be required, to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Contractual maturities of marketable debt securities at March 31, 2024 were as follows:

	AMORTIZED	FAIR
	COST	VALUE
Within one year	$490.1	$484.9
One to five years	1,347.6	1,332.9
Six to ten years	.4	.4
More than ten years	11.5	10.4
	$1,849.6	$1,828.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D - Inventories

Inventories are stated at the lower of cost or net realizable value. Cost of inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	March 31	December 31
	2024	2023
Finished products	$1,167.3	$1,084.0
Work in process and raw materials	1,575.3	1,492.7
	$2,742.6	$2,576.7

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	March 31	December 31
	2024	2023
Loans	$8,700.0	$8,594.7
Finance leases	4,782.2	4,785.7
Dealer wholesale financing	4,352.2	4,147.8
Operating lease receivables and other	178.0	176.5
	18,012.4	17,704.7
Less allowance for losses:
Loans and leases	(133.3)	(127.0)
Dealer wholesale financing	(2.7)	(2.7)
Operating lease receivables and other	(3.3)	(3.3)
	$17,873.1	$17,571.7

Included in Finance and other receivables, net on the Consolidated Balance Sheets is accrued interest receivable (net of allowance for credit losses) of $87.8 and $88.4 as of March 31, 2024 and December 31, 2023, respectively. The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Condensed Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

On average, commercial and other modifications extended contractual terms by approximately three months in 2024 and three months in 2023, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2024 and December 31, 2023.

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

The allowance for credit losses is summarized as follows:

	2024
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$2.7	$1.9	$125.1	$3.3	$133.0
Provision for losses		(.2)	15.9	.4	16.1
Charge-offs			(10.4)	(.4)	(10.8)
Recoveries			2.2		2.2
Currency translation and other			(1.2)		(1.2)
Balance at March 31	$2.7	$1.7	$131.6	$3.3	$139.3

	2023
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.4	$2.2	$112.6	$2.9	$121.1
Provision for losses	.2	(.1)	3.0		3.1
Charge-offs			(3.3)	(.1)	(3.4)
Recoveries			1.4	.1	1.5
Currency translation and other			1.3	.2	1.5
Balance at March 31	$3.6	$2.1	$115.0	$3.1	$123.8

* Operating leases and other trade receivables.

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

	REVOLVING
At March 31, 2024	LOANS	2024	2023	2022	2021	2020	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$4,346.8							$4,346.8
Watch	5.4							5.4
	$4,352.2							$4,352.2
Retail:
Performing	$312.5	$147.4	$762.7	$517.5	$242.6	$148.7	$241.0	$2,372.4
	$312.5	$147.4	$762.7	$517.5	$242.6	$148.7	$241.0	$2,372.4
Total dealer	$4,664.7	$147.4	$762.7	$517.5	$242.6	$148.7	$241.0	$6,724.6

Customer retail:
Fleet:
Performing		$1,112.2	$4,207.4	$2,413.3	$1,149.4	$591.9	$194.5	$9,668.7
Watch		1.8	27.1	23.7	5.6	3.7	3.1	65.0
At-risk		1.6	85.3	30.9	10.0	9.6	.8	138.2
		$1,115.6	$4,319.8	$2,467.9	$1,165.0	$605.2	$198.4	$9,871.9
Owner/operator:
Performing		$121.8	$409.2	$292.8	$228.5	$117.8	$43.1	$1,213.2
Watch			7.2	6.3	2.4	1.6	.4	17.9
At-risk			1.0	2.0	1.3	2.0	.5	6.8
		$121.8	$417.4	$301.1	$232.2	$121.4	$44.0	$1,237.9
Total customer retail		$1,237.4	$4,737.2	$2,769.0	$1,397.2	$726.6	$242.4	$11,109.8

Total	$4,664.7	$1,384.8	$5,499.9	$3,286.5	$1,639.8	$875.3	$483.4	$17,834.4

	REVOLVING
At March 31, 2024	LOANS	2024	2023	2022	2021	2020	PRIOR	TOTAL
Gross charge-offs:
Customer retail:
Fleet		$.2	$1.2	$3.6	$.4	$.2	$2.8	$8.4
Owner/operator			.5	.4	.4	.5	.2	2.0
Total		$.2	$1.7	$4.0	$.8	$.7	$3.0	$10.4

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	REVOLVING
At December 31, 2023	LOANS	2023	2022	2021	2020	2019	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$4,129.8							$4,129.8
Watch	18.0							18.0
	$4,147.8							$4,147.8
Retail:
Performing	$280.7	$789.1	$520.0	$291.2	$162.8	$161.8	$125.2	$2,330.8
	$280.7	$789.1	$520.0	$291.2	$162.8	$161.8	$125.2	$2,330.8
Total dealer	$4,428.5	$789.1	$520.0	$291.2	$162.8	$161.8	$125.2	$6,478.6

Customer retail:
Fleet:
Performing		$4,601.7	$2,667.2	$1,309.5	$719.2	$226.7	$64.1	$9,588.4
Watch		46.0	32.0	7.5	5.7	1.3	.9	93.4
At-risk		42.0	31.0	12.9	5.6	1.2	.1	92.8
		$4,689.7	$2,730.2	$1,329.9	$730.5	$229.2	$65.1	$9,774.6
Owner/operator:
Performing		$460.9	$332.9	$263.6	$142.1	$52.8	$8.6	$1,260.9
Watch		2.0	3.2	2.2	1.3	.3		9.0
At-risk		.6	1.3	1.1	1.5	.2	.4	5.1
		$463.5	$337.4	$266.9	$144.9	$53.3	$9.0	$1,275.0
Total customer retail		$5,153.2	$3,067.6	$1,596.8	$875.4	$282.5	$74.1	$11,049.6

Total	$4,428.5	$5,942.3	$3,587.6	$1,888.0	$1,038.2	$444.3	$199.3	$17,528.2

	REVOLVING
At December 31, 2023	LOANS	2023	2022	2021	2020	2019	PRIOR	TOTAL
Gross charge-offs:
Dealer:
Wholesale:	$.2							$.2
Total dealer	$.2							$.2

Customer retail:
Fleet:		$1.0	$9.4	$5.1	$4.2	$4.2	$.6	$24.5
Owner/operator:		.5	1.1	1.5	.5		.3	3.9
Total customer retail		$1.5	$10.5	$6.6	$4.7	$4.2	$.9	$28.4
Total	$.2	$1.5	$10.5	$6.6	$4.7	$4.2	$.9	$28.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2024	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$4,352.1	$2,372.4	$9,721.9	$1,225.8	$17,672.2
31 – 60 days past due	.1		61.6	6.1	67.8
Greater than 60 days past due			88.4	6.0	94.4
	$4,352.2	$2,372.4	$9,871.9	$1,237.9	$17,834.4

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2023	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$4,131.7	$2,330.8	$9,656.4	$1,262.4	$17,381.3
31 – 60 days past due	15.0		61.0	8.5	84.5
Greater than 60 days past due	1.1		57.2	4.1	62.4
	$4,147.8	$2,330.8	$9,774.6	$1,275.0	$17,528.2

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2024	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$113.0	$4.8	$117.8
Amortized cost basis with no specific reserve			15.4	2.2	17.6
Total			$128.4	$7.0	$135.4

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2023	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$69.8	$4.3	$74.1
Amortized cost basis with no specific reserve			22.8	.8	23.6
Total			$92.6	$5.1	$97.7

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

Three Months Ended March 31,	2024	2023
Customer retail:
Fleet	$1.0	$.4
Owner/operator	.1	.1
	$1.1	$.5

Customers Experiencing Financial Difficulty

The amortized cost basis of finance receivables modified for customers experiencing financial difficulty was as follows:

Three Months Ended March 31,	2024	2023
Customer retail:
Fleet	$5.1	$6.0
Owner/operator	.1
	$5.2	$6.0
Annualized % of total retail porfolio	.2%	.2%

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The modifications provided term extensions and granted customers additional time to pay. The financial effects of the term extensions added a weighted-average of 21 months to the life of the modified contracts for the three months ended March 31, 2024 and 2023. The effect on the allowance for credit losses from such modifications was not significant for the three months ended March 31, 2024 and 2023.

There were $1.4 finance receivables modified with customers experiencing financial difficulty during the previous twelve months that had a payment default in the three months ended March 31, 2024. There were no finance receivables modified with customers experiencing financial difficulty on or after January 1, 2023 that had a payment default in the three months ended March 31, 2023.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at March 31, 2024 and December 31, 2023 was $32.6 and $30.4, respectively.

Proceeds from the sales of repossessed assets were $10.9 and $4.6 for the three months ended March 31, 2024 and 2023, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2024	2023
Balance at January 1	$767.0	$437.7
Cost accruals	181.3	163.8
Payments	(220.8)	(134.3)
Change in estimates for pre-existing warranties	41.8	53.1
Currency translation and other	(5.9)	3.3
Balance at March 31	$763.4	$523.6

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2024	2023
Balance at January 1	$1,229.1	$904.9
Deferred revenues	177.7	208.6
Revenues recognized	(141.4)	(119.3)
Currency translation	(11.8)	7.0
Balance at March 31	$1,253.6	$1,001.2

The Company expects to recognize approximately $287.7 of the remaining deferred revenue on extended warranties and R&M contracts in 2024, $355.7 in 2025, $296.4 in 2026, $185.4 in 2027, $95.5 in 2028 and $32.9 thereafter.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follow:

Three Months Ended March 31,	2024	2023
Net income	$1,195.3	$733.9
Other comprehensive income (loss) (OCI):
Unrealized gains (losses) on derivative contracts	12.1	(29.5)
Tax effect	(3.7)	6.3
	8.4	(23.2)
Unrealized (losses) gains on marketable debt securities	(2.5)	14.0
Tax effect	.6	(3.5)
	(1.9)	10.5
Pension plans	7.9	1.0
Tax effect	(2.2)	(.1)
	5.7	.9
Foreign currency translation (losses) gains	(118.5)	92.0
Net other comprehensive (loss) income	(106.3)	80.2
Comprehensive income	$1,089.0	$814.1

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2024	$(11.0)	$(13.9)	$(110.3)	$(558.7)	$(693.9)
Recorded into AOCI	28.8	(1.0)	4.6	(118.5)	(86.1)
Reclassified out of AOCI	(20.4)	(.9)	1.1		(20.2)
Net other comprehensive income (loss)	8.4	(1.9)	5.7	(118.5)	(106.3)
Balance at March 31, 2024	$(2.6)	$(15.8)	$(104.6)	$(677.2)	$(800.2)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2023	$35.1	$(43.6)	$(110.9)	$(834.0)	$(953.4)
Recorded into AOCI	(46.4)	11.3	.2	92.0	57.1
Reclassified out of AOCI	23.2	(.8)	.7		23.1
Net other comprehensive (loss) income	(23.2)	10.5	.9	92.0	80.2
Balance at March 31, 2023	$11.9	$(33.1)	$(110.0)	$(742.0)	$(873.2)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	March 31
AOCI COMPONENTS	COMPREHENSIVE INCOME	2024	2023
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$8.8	$.2
	Cost of sales and revenues	(7.4)
	Interest and other (income) expenses, net	(1.1)	(.7)

Commodity contracts	Cost of sales and revenues	2.6	2.2
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	(2.6)	.8
Interest-rate contracts	Interest and other borrowing expenses	(24.5)	27.4
	Pre-tax expense reduction	(24.2)	29.9
	Tax expense (benefit)	3.8	(6.7)
	After-tax expense increase	(20.4)	23.2
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(1.2)	(1.1)
	Tax expense	.3	.3
	After-tax income increase	(.9)	(.8)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income) expenses, net	1.2	.7
Prior service costs	Interest and other (income) expenses, net	.3	.3
	Pre-tax expense increase	1.5	1.0
	Tax benefit	(.4)	(.3)
	After-tax expense increase	1.1	.7
Total reclassifications out of AOCI		$(20.2)	$23.1

Stock Compensation Plans

Stock-based compensation expense was $13.0 and $13.5 for the three months ended March 31, 2024 and 2023, respectively.

During the first three months of 2024, the Company issued 852,494 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first three months of 2024, the Company acquired no treasury shares under the Company’s common stock repurchase plans. The Company acquired 40,068 shares under the Company’s Long-Term Incentive Plan. Stock repurchases of $390.0 million remain authorized under the current $500.0 million program approved by the PACCAR Board of Directors on December 4, 2018.

NOTE H - Income Taxes

The effective tax rate for the first quarter of 2024 was 22.1% compared to 20.1% for the first quarter of 2023, reflecting the EC- claims charge and related tax benefit in 2023.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE I - Segment Information

PACCAR operates in three principal segments: Truck, Parts and Financial Services. The Company evaluates the performance of its Truck and Parts segments based on operating profits, which excludes investment income, other income and expense and income taxes. The Financial Services segment’s performance is evaluated based on income before income taxes. The accounting policies of the reportable segments are the same as those applied in the consolidated financial statements as described in Note A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Three Months Ended March 31,	2024	2023
Net Sales and revenues:
Truck	$6,678.9	$6,578.7
Less intersegment	(137.9)	(164.9)
External customers	6,541.0	6,413.8
Parts	1,695.3	1,641.1
Less intersegment	(19.4)	(18.1)
External customers	1,675.9	1,623.0
Other	18.1	13.3
	8,235.0	8,050.1
Financial Services	509.3	423.2
	$8,744.3	$8,473.3
Income (loss) before income taxes:
Truck	$881.6	$894.3
Parts	455.8	438.6
Other*	(2.3)	(611.7)
	1,335.1	721.2
Financial Services	113.9	148.8
Investment income	85.5	49.0
	$1,534.5	$919.0
Depreciation and amortization:
Truck	$99.6	$99.8
Parts	3.8	3.7
Other	6.0	6.3
	109.4	109.8
Financial Services	125.6	111.3
	$235.0	$221.1

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $48.1 at March 31, 2024.

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

At March 31, 2024, the notional amount of the Company’s interest-rate contracts was $3,130.1. Notional maturities for all interest-rate contracts are $444.0 for the remainder of 2024, $1,008.2 for 2025, $658.7 for 2026, $317.8 for 2027, $145.5 for 2028, $555.9 for 2029 and thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At March 31, 2024, the notional amount of the outstanding foreign-exchange contracts was $2,178.5. Foreign-exchange contracts typically mature within one year.

Commodity Contracts: The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks. The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. At March 31, 2024, the notional amount of the outstanding commodity contracts was $47.5. Commodity contracts mature within one year.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	March 31, 2024		December 31, 2023
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$28.1		$17.3
Deferred taxes and other liabilities		$92.0		$131.1
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	13.7		1.5
Accounts payable, accrued expenses and other		6.7		21.1
Financial Services:
Other current assets	1.1
Deferred taxes and other liabilities				3.6
Commodity contracts:
Truck, Parts and Other:
Other current assets	1.2		1.2
Accounts payable, accrued expenses and other		2.0		.8
	$44.1	$100.7	$20.0	$156.6
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$4.0		$1.0
Accounts payable, accrued expenses and other		$1.1		$3.4
Financial Services:
Other assets
Deferred taxes and other liabilities				.1
Commodity contracts:
Truck, Parts and Other:
Accounts payable, accrued expenses and other
	$4.0	$1.1	$1.0	$3.5
Gross amounts recognized in Balance Sheets	$48.1	$101.8	$21.0	$160.1
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	$(.8)	$(.8)	$(1.6)	$(1.6)
Commodity contracts	(.5)	(.5)	(.7)	(.7)
Financial Services:
Foreign-exchange contracts
Interest-rate contracts	(17.8)	(17.8)	(11.9)	(11.9)
Pro forma net amount	$29.0	$82.7	$6.8	$145.9

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the amount of (gain) loss from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

Three Months Ended March 31,	2024		2023
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$8.8		$.2
Cost of sales and revenues
Cash flow hedges		(7.4)
Derivatives not designated as hedging instruments		.8		(2.0)
Interest and other (income) expenses, net
Cash flow hedges		1.3		1.8
Net investment hedges		(3.5)		(2.8)
Derivatives not designated as hedging instruments		.1		1.9
		$.1		$(.9)
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$(24.5)	$(2.2)	$27.4	$2.4
Fair value hedges	2.8		1.6
Derivatives not designated as hedging instruments		(.2)		(.3)
	$(21.7)	$(2.4)	$29.0	$2.1
Total	$(21.7)	$(2.3)	$29.0	$1.2

The loss from commodity contracts recorded in Cost of sales and revenues was $2.6 and $2.2 for the three months ended March 31, 2024 and 2023, respectively.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31	December 31
	2024	2023
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$480.0	$128.1
Cumulative basis adjustment included in the carrying amount	3.9	7.1

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $9.4 and $12.2 as of March 31, 2024 and December 31, 2023, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The Company elected to exclude the forward premium component (excluded component) on some foreign-exchange cash flow hedges and amortize the excluded component over the life of the derivative instruments. The amortization of the excluded component is recognized in Interest and other (income) expenses, net in Truck, Parts and Other segment and Interest and other borrowing expenses in Financial Services segment in the Consolidated Statements of Comprehensive Income. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 10.0 years.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the pre-tax effects of gain (loss) on cash flow hedges recognized in other comprehensive income (loss) (OCI):

Three Months Ended March 31,	2024			2023
	INTEREST-	FOREIGN-		INTEREST-	FOREIGN-
	RATE	EXCHANGE	COMMODITY	RATE	EXCHANGE	COMMODITY
Gain (loss) recognized in OCI:
Truck, Parts and Other		$13.5	$(4.6)		$(20.1)	$(3.9)
Financial Services	$24.7	2.7		$(42.3)	(1.0)
	$24.7	$16.2	$(4.6)	$(42.3)	$(21.1)	$(3.9)

The amount of gain recorded in AOCI at March 31, 2024 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $7.2, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of (losses) gains reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was $(1.9) and $.2 for the three months ended March 31, 2024 and 2023, respectively.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At March 31, 2024, the notional amount of the outstanding net investment hedges was $553.8. For the three months ended March 31, 2024 and 2023, the pre-tax gain recognized in OCI for the net investment hedges were $12.2 and $.4, respectively.

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At March 31, 2024	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$256.2	$256.2
U.S. taxable municipal / non-U.S. provincial bonds		275.0	275.0
U.S. corporate securities		406.1	406.1
U.S. government securities	$144.2		144.2
Non-U.S. corporate securities		528.0	528.0
Non-U.S. government securities		154.5	154.5
Other debt securities		64.6	64.6
Total marketable debt securities	$144.2	$1,684.4	$1,828.6
Marketable equity securities	$2.8		$2.8
Total marketable securities	$147.0	$1,684.4	$1,831.4
Derivatives
Cross currency swaps		$18.1	$18.1
Interest-rate swaps		10.0	10.0
Foreign-exchange contracts		18.8	18.8
Commodity contracts		1.2	1.2
Total derivative assets		$48.1	$48.1
Liabilities:
Derivatives
Cross currency swaps		$82.3	$82.3
Interest-rate swaps		9.7	9.7
Foreign-exchange contracts		7.8	7.8
Commodity contracts		2.0	2.0
Total derivative liabilities		$101.8	$101.8

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2023	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$310.7	$310.7
U.S. taxable municipal / non-U.S. provincial bonds		240.1	240.1
U.S. corporate securities		353.3	353.3
U.S. government securities	$158.1		158.1
Non-U.S. corporate securities		524.2	524.2
Non-U.S. government securities		141.2	141.2
Other debt securities		90.6	90.6
Total marketable debt securities	$158.1	$1,660.1	$1,818.2
Marketable equity securities	$4.4		$4.4
Total marketable securities	$162.5	$1,660.1	$1,822.6
Derivatives
Cross currency swaps		$13.2	$13.2
Interest-rate swaps		4.1	4.1
Foreign-exchange contracts		2.5	2.5
Commodity contracts		1.2	1.2
Total derivative assets		$21.0	$21.0
Liabilities:
Derivatives
Cross currency swaps		$116.6	$116.6
Interest-rate swaps		14.5	14.5
Foreign-exchange contracts		28.2	28.2
Commodity contracts		.8	.8
Total derivative liabilities		$160.1	$160.1

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

Financial Services Net Receivables: For floating-rate loans, floating-rate wholesale financing and operating lease and other trade receivables, carrying values approximate fair values. For fixed rate loans, fair values are estimated using the income approach by discounting cash flows to their present value based on assumptions regarding the credit and market risks to approximate current rates for comparable loans. Finance lease receivables and related allowance for credit losses have been excluded from the accompanying table.

Debt: The carrying amounts of Financial Services commercial paper, variable rate bank loans and variable rate term notes approximate fair value. For fixed rate debt, fair values are estimated using the income approach by discounting cash flows to their present value based on current rates for comparable debt.

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2024		December 31, 2023
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$8,334.0	$8,267.7	$8,126.8	$8,214.4
Liabilities:
Financial Services fixed rate debt	9,204.1	9,096.9	8,720.3	8,693.7

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense (income) for the Company’s defined benefit plans:

Three Months Ended March 31,	2024	2023
Service cost	$27.8	$25.0
Interest on projected benefit obligation	33.6	31.1
Expected return on assets	(60.6)	(57.5)
Amortization of prior service costs	.3	.3
Recognized actuarial loss	1.2	.7
Net pension expense (income)	$2.3	$(.4)

The components of net pension expense other than service cost are included in Interest and other (income) expenses, net on the Consolidated Statements of Comprehensive Income.

The Company contributed $26.0 and $5.8 to its pension plans for the three months ended March 31, 2024 and 2023, respectively.

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

The legal proceedings are moving through the court systems. Several European courts have issued judgments; some have been favorable while others have been unfavorable and are being appealed. The Company believes it has meritorious defenses to the legal claims. In early 2023, the Company began settling with selected claimants. Based on these settlements and judgments, the Company recorded in the first quarter 2023, a non-recurring pre-tax charge of $600.0 million ($446.4 million after-tax) for the estimable total cost. The estimate may be adjusted as the legal process continues, which could have a material impact on the Company’s financial results.

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

First Quarter Financial Highlights:

•
Worldwide net sales and revenues were $8.74 billion in 2024 compared to $8.47 billion in 2023, due to higher truck, parts and financial services revenues.
•
Truck revenues were $6.54 billion in 2024 compared to $6.41 billion in 2023, reflecting higher revenue in the U.S. and Canada.
•
Parts sales were $1.68 billion in 2024 compared to $1.62 billion in 2023, primarily due to higher sales in Europe and the U.S. and Canada.
•
Financial Services revenues were $509.3 million in 2024 compared to $423.2 million in 2023, primarily due to portfolio growth and higher portfolio yields.
•
Net income was $1.20 billion ($2.27 per diluted share) in 2024 compared to $733.9 million ($1.40 per diluted share) in 2023. In 2023, adjusted net income (non-GAAP), excluding a $446.4 million after-tax non-recurring charge related to civil litigation in Europe was $1.18 billion ($2.25 per diluted share). See Reconciliation of GAAP to Non-GAAP Financial Measures on page 42.
•
Capital investments were $164.3 million in 2024 compared to $132.9 million in 2023.
•
Research and development (R&D) expenses were $105.5 million in 2024 compared to $97.2 million in 2023.

PACCAR is constructing a new, 240,000 square-foot PACCAR Parts Distribution Center (PDC) in Massbach, Germany, to be opened in 2024. The new PDC in Germany will enhance parts delivery to dealers and customers in Europe.

PACCAR’s advanced battery cell manufacturing joint venture is expected to begin construction of its 21-gigawatt hour (GWh) factory in Marshall County, Mississippi, in the second quarter of 2024, and start production in 2027. PACCAR anticipates investing $600-$900 million in the joint venture over the next several years.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $21.15 billion. PFS issued $950.0 million in medium-term notes during the first three months of 2024 to support new business volume and repay maturing debt.

Truck Outlook

Truck industry heavy-duty retail sales in the U.S. and Canada in 2024 are expected to be 250,000 to 290,000 units compared to 297,000 in 2023. In Europe, 2024 truck industry registrations for over 16-tonne vehicles are expected to be 260,000 to 300,000 units compared to 343,300 in 2023. In South America, heavy-duty truck industry registrations in 2024 are projected to be 105,000 to 115,000 as compared to 105,000 in 2023.

Parts Outlook

In 2024, PACCAR Parts sales are expected to increase 4-8% compared to 2023 reflecting stable demand.

Financial Services Outlook

In 2024, average earning assets are expected to increase 3-5% compared to 2023. If freight transportation conditions decline due to a weaker economy, then past due accounts, truck repossessions and credit losses would likely increase from the current levels and new business volume would likely decline.

Capital Investments and R&D Outlook

Capital investments in 2024 are expected to be $700 to $750 million and R&D is expected to be $460 to $500 million. The Company is increasing its investment in new powertrains, advanced manufacturing capabilities and capacity, and aftermarket distribution capabilities and capacity.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three months ended March 31, 2024 and 2023 are presented below.

($ in millions, except per share amounts)
Three Months Ended March 31,	2024	2023
Net sales and revenues:
Truck	$6,541.0	$6,413.8
Parts	1,675.9	1,623.0
Other	18.1	13.3
Truck, Parts and Other	8,235.0	8,050.1
Financial Services	509.3	423.2
	$8,744.3	$8,473.3
Income before income taxes:
Truck	$881.6	$894.3
Parts	455.8	438.6
Other*	(2.3)	(611.7)
Truck, Parts and Other	1,335.1	721.2
Financial Services	113.9	148.8
Investment income	85.5	49.0
Income taxes	(339.2)	(185.1)
Net income	$1,195.3	$733.9
Diluted earnings per share	$2.27	$1.40
After-tax return on revenues	13.7%	8.7%

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

2024 Compared to 2023:

Truck

The Company’s Truck segment accounted for 75% of revenues in the first quarter of 2024 compared to 76% in the first quarter of 2023.

The Company’s new truck deliveries are summarized below:

Three Months Ended March 31,	2024	2023	% CHANGE
U.S. and Canada	29,500	26,000	13
Europe	11,600	17,400	(33)
Mexico, South America, Australia and other	7,000	7,700	(9)
Total units	48,100	51,100	(6)

Worldwide new truck deliveries decreased in the first quarter of 2024 compared to the same period of 2023, primarily due to lower deliveries in Europe, mostly offset by higher deliveries in the U.S. and Canada.

Market share data discussed below is provided by third-party sources and is measured by either retail sales or registrations for the Company’s dealer network as a percentage of total registrations or retail sales depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In the first three months of 2024, industry retail sales in the heavy-duty market in the U.S. and Canada were 62,300 units compared to 72,000 units in the same period of 2023. The Company’s heavy-duty truck retail market share was 30.3% in the first three months of 2024 compared to 27.0% in the first three months of 2023. The medium-duty market was 25,200 units in the first three months of 2024 compared to 25,900 units in the same period of 2023. The Company’s medium-duty market share was 17.0% in the first three months of 2024 compared to 11.2% in the first three months of 2023.

The over 16‑tonne truck market in Europe in the first three months of 2024 was 84,600 units compared to 90,100 units in the first three months of 2023. DAF over 16‑tonne market share was 13.4% in the first three months of 2024 compared to 16.1% in the same period of 2023. The 6 to 16‑tonne market in the first three months of 2024 was 12,100 units compared to 11,400 units in the same period of 2023. DAF market share in the 6 to 16-tonne market in the first three months of 2024 was 9.2% compared to 9.1% in the same period of 2023.

The over 16-tonne truck market in Brasil in the first three months of 2024 was 21,000 units compared to 21,500 units in the same period of 2023. DAF Brasil market share for the first three months of 2024 was 10.7% compared to 8.6% in the same period in 2023.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Three Months Ended March 31,	2024	2023	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$4,275.5	$3,694.0	16
Europe	1,308.2	1,803.5	(27)
Mexico, South America, Australia and other	957.3	916.3	4
	$6,541.0	$6,413.8	2
Truck income before income taxes	$881.6	$894.3	(1)
Pre-tax return on revenues	13.5%	13.9%

The Company’s worldwide truck net sales and revenues in the first quarter increased to $6.54 billion in 2024 from $6.41 billion in 2023 from improved price realization, primarily in the U.S. and Canada, partially offset by lower truck unit deliveries, primarily in Europe.

Truck segment income before taxes and pretax return on revenues was comparable to the same period in 2023, as lower truck unit deliveries in Europe were mostly offset by higher truck deliveries in the U.S. and Canada.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2024 and 2023 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended March 31, 2023	$6,413.8	$5,372.1	$1,041.7
(Decrease) increase
Truck sales volume	(100.5)	(102.7)	2.2
Average truck sales prices	177.8		177.8
Average per truck material, labor and other direct costs		175.1	(175.1)
Factory overhead and other indirect costs		19.7	(19.7)
Extended warranties, operating leases and other	25.8	39.0	(13.2)
Currency translation	24.1	18.0	6.1
Total increase	127.2	149.1	(21.9)
Three Months Ended March 31, 2024	$6,541.0	$5,521.2	$1,019.8

•
Truck sales volume decreased revenues by $100.5 million and costs by $102.7 million, primarily reflecting lower truck deliveries in Europe, mostly offset by higher truck deliveries in the U.S. and Canada.

•
Average truck sales prices increased by $177.8 million from modest price realization, primarily in the U.S. and Canada, and the positive effect of new truck models.
•
Average cost per truck increased by $175.1 million, primarily reflecting higher raw material and labor costs.
•
Factory overhead and other indirect costs increased $19.7 million, primarily due to higher labor costs partially offset by lower utilities and premium freight.
•
Extended warranties, operating leases and other increased revenues by $25.8 million primarily due to higher volume of extended warranty and R&M contracts. The increase in extended warranty, operating leases and other cost of $39.0 million reflects higher costs from extended warranty, R&M contracts, and lower used truck results in Europe.
•
The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro and Brazilian real relative to the U.S. dollar, partially offset by a decrease in the value of Australian dollar relative to the U.S. dollar.
•
Truck gross margin was 15.6% in the first quarter of 2024 compared to 16.2% in the same period of 2023 due to the factors noted above.

Truck selling, general and administrative (SG&A) expense decreased in the first quarter of 2024 to $61.7 million from $72.4 million in 2023. The decrease was primarily due to lower sales and marketing expenses and professional expenses, partially offset by higher salaries. As a percentage of sales, Truck SG&A was .9% in the first quarter of 2024 compared to 1.1% in the first quarter of 2023.

Parts

The Company’s Parts segment accounted for 19% of revenues in the first quarter of 2024 and 2023.

($ in millions)
Three Months Ended March 31,	2024	2023	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$1,151.3	$1,132.1	2
Europe	361.8	344.3	5
Mexico, South America, Australia and other	162.8	146.6	11
	$1,675.9	$1,623.0	3
Parts income before income taxes	$455.8	$438.6	4
Pre-tax return on revenues	27.2%	27.0%

The Company’s worldwide parts net sales and revenues increased to $1.68 billion in 2024 from $1.62 billion in 2023 reflecting higher sales in all major markets.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2024 and 2023 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended March 31, 2023	$1,623.0	$1,101.0	$522.0
Increase (decrease)
Aftermarket parts volume	3.0	1.6	1.4
Average aftermarket parts sales prices	43.4		43.4
Average aftermarket parts direct costs		22.7	(22.7)
Warehouse and other indirect costs		3.5	(3.5)
Currency translation	6.5	2.1	4.4
Total increase	52.9	29.9	23.0
Three Months Ended March 31, 2024	$1,675.9	$1,130.9	$545.0

•
Aftermarket parts sales volume increased by $3.0 million and related cost of sales increased by $1.6 million primarily reflecting higher sales volume in Mexico and Brasil, partially offset by lower sales volume in the U.S. and Canada.
•
Average aftermarket parts sales prices increased sales by $43.4 million primarily due to moderate price realization in Europe and the U.S.
•
Average aftermarket parts direct costs increased $22.7 million due to higher material costs, primarily in the U.S. and Europe.

•
Warehouse and other indirect costs increased $3.5 million primarily due to higher salaries and related expenses.
•
The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro and Brazilian real and the Canadian dollar relative to the U.S. dollar, partially offset by a decrease in the value of Australian dollar relative to the U.S. dollar.
•
Parts gross margins in the first quarter of 2024 increased to 32.5% from 32.2% in the first quarter of 2023 due to the factors noted above.

Parts SG&A expense increased in the first quarter of 2024 to $61.3 million from $58.1 million in 2023. The increase was primarily due to higher salaries and related expenses, partially offset by lower sales and marketing costs. As a percentage of sales, Parts SG&A was 3.7% and 3.6% in the first quarter of 2024 and 2023, respectively.

Financial Services

The Company’s Financial Services segment accounted for 6% and 5% of revenues in the first quarter of 2024 and 2023, respectively.

($ in millions)
Three Months Ended March 31,	2024	2023	% CHANGE
New loan and lease volume:
U.S. and Canada	$772.8	$645.7	20
Europe	260.9	393.8	(34)
Mexico, Australia, Brasil and other	486.2	392.7	24
	$1,519.9	$1,432.2	6
New loan and lease volume by product:
Loans and finance leases	$1,349.9	$1,241.1	9
Equipment on operating lease	170.0	191.1	(11)
	$1,519.9	$1,432.2	6
New loan and lease unit volume:
Loans and finance leases	9,620	9,480	1
Equipment on operating lease	1,460	2,190	(33)
	11,080	11,670	(5)
Average earning assets:
U.S. and Canada	$10,325.8	$8,906.2	16
Europe	4,478.2	4,379.8	2
Mexico, Australia, Brasil and other	4,282.0	3,075.3	39
	$19,086.0	$16,361.3	17
Average earning assets by product:
Loans and finance leases	$13,267.6	$11,021.9	20
Dealer wholesale financing	3,569.3	2,644.4	35
Equipment on lease and other	2,249.1	2,695.0	(17)
	$19,086.0	$16,361.3	17
Revenues:
U.S. and Canada	$215.1	$184.0	17
Europe	144.6	138.0	5
Mexico, Australia, Brasil and other	149.6	101.2	48
	$509.3	$423.2	20
Revenues by product:
Loans and finance leases	$232.0	$161.6	44
Dealer wholesale financing	71.4	46.4	54
Equipment on lease and other	205.9	215.2	(4)
	$509.3	$423.2	20
Income before income taxes	$113.9	$148.8	(23)

New loan and lease unit volume was $1.52 billion in the first quarter of 2024 compared to $1.43 billion in the first quarter of 2023. The increase in new loan and finance lease volume reflected a higher amount financed per truck in all markets and higher retail sales of PACCAR trucks in North America and Brasil, partially offset by lower retail sales in Europe. The decrease in equipment on operating leases new business volume reflected lower market demand in Europe, partially offset by a higher amount financed per truck in all major markets. PFS finance market share of new PACCAR truck sales was 21.4% in the first quarter of 2024 compared to 22.0% in the first quarter of 2023.

In the first quarter of 2024, PFS revenues increased to $509.3 million from $423.2 million in 2023. The increase was primarily due to higher interest income driven by higher portfolio yields. The effects of currency translation increased PFS revenues by $9.9 million for the first quarter of 2024, primarily due to a stronger Mexican peso and euro relative to the U.S. dollar.

PFS income before income taxes decreased to $113.9 million from $148.8 million in 2023. The decrease was primarily due to lower operating lease margins, reflecting lower results on returned lease assets, partially offset by higher finance margins. The effects of currency translation increased PFS income before income taxes by $3.7 million for the first quarter of 2024, primarily due to a stronger Mexican peso relative to the U.S. dollar.

Included in Financial Services “Other assets” on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $320.2 million at March 31, 2024 and $309.8 million at December 31, 2023. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized losses on used trucks, excluding repossessions, of $10.9 million in the first quarter of 2024 compared to gains of $27.8 million in the first quarter of 2023, including losses on multiple unit transactions of $10.6 million in the first quarter of 2024 compared to $.7 in the first quarter of 2023. Used truck losses related to repossessions, which are recognized as credit losses, were $4.2 million for the first quarter of 2024 and not significant for the first quarter of 2023.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the three months ended March 31, 2024 and 2023 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended March 31, 2023	$208.0	$93.8	$114.2
Increase (decrease)
Average finance receivables	55.5		55.5
Average debt balances		25.6	(25.6)
Yields	34.3		34.3
Borrowing rates		38.2	(38.2)
Currency translation and other	5.6	2.4	3.2
Total increase	95.4	66.2	29.2
Three Months Ended March 31, 2024	$303.4	$160.0	$143.4

•
Average finance receivables increased $3.13 billion (excluding foreign exchange effects) in the first quarter of 2024 primarily due to higher average loan, finance lease and dealer wholesale balances.
•
Average debt balances increased $2.30 billion (excluding foreign exchange effects) in the first quarter of 2024, reflecting higher funding requirements for the portfolio, which includes loans, finance leases, dealer wholesale and equipment on operating lease.
•
Higher portfolio yields (7.2% in 2024 compared to 6.2% in 2023) increased interest and fees by $34.3 million. The higher portfolio yields were primarily due to higher market rates in all markets.
•
Higher borrowing rates (4.6% in 2024 compared to 3.2% in 2023) increased interest and other borrowing expenses by $38.2 million and were primarily due to higher debt market rates in all markets.
•
The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso, Brazilian real and euro.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Three Months Ended March 31,	2024	2023
Operating lease and rental revenues	$178.6	$200.8
Used truck sales	20.7	8.7
Insurance, franchise and other revenues	6.6	5.7
Operating lease, rental and other revenues	$205.9	$215.2

Depreciation of operating lease equipment	$139.9	$123.4
Vehicle operating expenses	16.9	9.1
Cost of used truck sales	22.1	8.9
Insurance, franchise and other expenses	1.4	.9
Depreciation and other expenses	$180.3	$142.3

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended March 31, 2024 and 2023 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended March 31, 2023	$215.2	$142.3	$72.9
Increase (decrease)
Used truck sales	12.0	13.0	(1.0)
Results on returned lease assets		31.6	(31.6)
Average operating lease assets	(48.6)	(43.7)	(4.9)
Revenue and cost per asset	22.2	33.6	(11.4)
Currency translation and other	5.1	3.5	1.6
Total (decrease) increase	(9.3)	38.0	(47.3)
Three Months Ended March 31, 2024	$205.9	$180.3	$25.6
•
Higher sales volume, partially offset by lower market prices of used trucks on trade, primarily in Europe, increased revenues by $12.0 million and related depreciation and other expenses by $13.0 million.
•
Results on returned lease assets increased depreciation and other expenses by $31.6 million, primarily due to losses on sale of returned lease units in 2024 compared to gains in 2023 and impairment in Europe as a result of lower used truck market values.
•
Average operating lease assets decreased $457.7 million (excluding foreign exchange effects), which decreased revenues by $48.6 million and related depreciation and other expenses by $43.7 million.
•
Revenue per asset increased $22.2 million primarily due to higher average truck values financed and higher market rates. Cost per asset increased $33.6 million due to higher depreciation and operating expenses.
•
The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and the euro.

Financial Services SG&A for the first quarter of 2024 was $39.0 million compared to $35.2 million in 2023. The increase was primarily due to higher salaries and related expenses and higher professional fees. As an annualized percentage of average earnings assets, Financial Services SG&A was .8% in the first quarter of 2024 and .9% for the same period of 2023.

The following table summarizes the provision for losses on receivables and net charge-offs:

	2024		2023
($ in millions) Three Months Ended March 31,	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$8.4	$5.6	$.5	$.8
Europe	3.8	.5	.2	.2
Mexico, Australia, Brasil and other	3.9	2.5	2.4	.9
	$16.1	$8.6	$3.1	$1.9

The provision for losses on receivables was $16.1 million in the first quarter of 2024 from $3.1 million for the same period in 2023, primarily from portfolio growth, an increase in the Company’s 30+ past due accounts in Europe and higher charge-offs. The increased charge-offs were primarily in the U.S. and Canada and Brasil, including one large fleet customer in the U.S. as well as higher average loss severity in all markets from lower used truck market values.

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

The post-modification balances of accounts modified during the three months ended March 31, 2024 and 2023 are summarized below:

	2024		2023
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$115.8	3.4%	$45.5	1.6%
Insignificant delay	44.7	1.3%	26.7	.9%
Credit	25.6	.8%	12.3	.4%
	$186.1	5.5%	$84.5	2.9%

* Amortized cost basis immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

Modification activity increased to $186.1 million in the first three months of 2024 from $84.5 million in the same period of 2023. The increase in modifications for Commercial reasons primarily reflects higher volumes of refinancing, primarily in the U.S. The increase in Insignificant delay modifications, which are customers requesting payment relief for up to three months, primarily reflects higher volumes of contract modifications in the U.S. The increase in Credit modifications primarily reflects higher volumes of contract modifications in Brasil.

The following table summarizes the Company’s 30+ days past due accounts:

	March 31 2024	December 31 2023	March 31 2023
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	1.0%	.8%	.1%
Europe	1.9%	.5%	.3%
Mexico, Australia, Brasil and other	1.3%	1.9%	1.8%
Worldwide	1.2%	1.0%	.5%

Accounts 30+ days past due was 1.2% at March 31, 2024 compared to 1.0% at December 31, 2023 and .5% at March 31, 2023, primarily due to one large fleet customer in the U.S. and Canada and one large fleet customer in Europe. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $15.3 million of accounts worldwide during the first quarter of 2024, $35.0 million during the fourth quarter of 2023 and $10.8 million during the first quarter of 2023 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31 2024	December 31 2023	March 31 2023
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	1.0%	.8%	.1%
Europe	1.9%	1.8%	.3%
Mexico, Australia, Brasil and other	1.7%	2.0%	2.2%
Worldwide	1.3%	1.2%	.6%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2024, December 31, 2023 and March 31, 2023. The effect on the allowance for credit losses from such modifications was not significant at March 31, 2024, December 31, 2023 and March 31, 2023.

The Company’s annualized pre-tax return on average assets for Financial Services was 2.2% in the first quarter of 2024 compared to 3.4% in the same period of 2023.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for the first quarter of 2024 and 2023. Other SG&A decreased to $24.6 million for the first quarter of 2024 from $29.3 million for the first quarter of 2023, primarily due to lower salary related expenses.

For the first quarter of 2024, Other loss before income taxes was $2.3 million compared to $611.7 million in 2023. The decrease in Other loss before income taxes was primarily due to the $600.0 million EC-related charge in the first quarter of 2023 which is discussed in Note M of the consolidated financial statements.

Investment income for the first quarter increased to $85.5 million in 2024 from $49.0 million in 2023. The higher investment income in the first quarter of 2024 was primarily due to higher market interest rates in all regions, as well as higher investment balances.

Income Taxes

The effective tax rate for the first quarter of 2024 was 22.1% compared to 20.1% for the first quarter of 2023. Included in 2023 was the EC-related charge of $600.0 million, which lowered the effective tax rate. Excluding the EC charge and related tax benefit, the effective tax rate was 22.3%.

($ in millions)
Three Months Ended March 31,	2024	2023
Domestic income before taxes	$1,027.7	$889.3
Foreign income before taxes	506.8	29.7
Total income before taxes	$1,534.5	$919.0
Domestic pre-tax return on revenues	20.1%	19.4%
Foreign pre-tax return on revenues	13.9%	.8%
Total pre-tax return on revenues	17.5%	10.8%

For the first quarter of 2024, domestic income before income taxes and pre-tax return on revenues increased primarily due to the improved results from Truck operations. For the first quarter of 2024, foreign income before taxes increased as the first three months of 2023 included the EC-related charge of $600.0 million which also reduced foreign pre-tax return on revenues in 2023.

LIQUIDITY AND CAPITAL RESOURCES:

	March 31	December 31
($ in millions)	2024	2023
Cash and cash equivalents	$6,194.5	$7,181.7
Marketable securities	1,831.4	1,822.6
	$8,025.9	$9,004.3

The Company’s total cash and marketable securities at March 31, 2024 decreased $978.4 million from the balances at December 31, 2023. Total cash and marketable securities are primarily intended to provide liquidity while preserving capital.

The change in cash and cash equivalents is summarized below:

($ in millions)
Three Months Ended March 31,	2024	2023
Operating activities:
Net income	$1,195.3	$733.9
Net income items not affecting cash	269.0	165.7
Changes in operating assets and liabilities, net	4.7	(214.8)
Net cash provided by operating activities	1,469.0	684.8
Net cash used in investing activities	(526.1)	(292.7)
Net cash used in financing activities	(1,880.0)	(690.8)
Effect of exchange rate changes on cash and cash equivalents	(50.1)	17.9
Net decrease in cash and cash equivalents	(987.2)	(280.8)
Cash and cash equivalents at beginning of period	7,181.7	4,690.9
Cash and cash equivalents at end of period	$6,194.5	$4,410.1

Operating activities: Cash provided by operations increased by $784.2 million to $1,469.0 million in the first three months of 2024 from $684.8 million in 2023. The increased operating cash flow reflects higher net income by $461.4 million and benefits from net changes in operating assets and liabilities of $219.5 million, primarily driven by: lower increases in trade receivables of $208.0 million and wholesale receivables on new trucks of $267.8 million in the Financial Services segment, lower cash outflows for inventories of $197.9 million and income taxes of $151.6 million, partially offset by lower increases in accruals of $597.1 million, including the EC-related charge and product support liabilities.

Investing activities: Cash used in investing activities increased by $233.4 million to $526.1 million in the first three months of 2024 from $292.7 million in 2023. The increase in net cash used in investing activities reflects increased net originations for retail loans and financing leases of $72.7 million, an increase in wholesale receivables on used equipment of $65.8 million and higher cash used in the acquisition of property, plant and equipment of $52.6 million.

Financing activities: Cash used in financing activities was $1,880.0 million for the first three months of 2024, $1,189.2 million higher than the $690.8 million used in 2023. The increase reflects higher cash dividends and lower net borrowing activity. In the first three months of 2024, the company paid $1.82 billion in dividends compared to $1.11 billion in 2023, due to a higher year-end dividend paid in January 2024. Cash used in net borrowing activities was $94.9 million, $491.9 million lower than the cash provided by net borrowing activities of $397.0 million in 2023.

Credit Lines and Other

The Company has line of credit arrangements of $4.12 billion, of which $3.63 billion were unused at March 31, 2024. Included in these arrangements are $3.00 billion of committed bank facilities, of which $1.00 billion expires in June 2024, $1.00 billion expires in June 2026 and $1.00 billion expires in June 2028. The Company intends to extend or replace these credit facilities on or before expiration. This extension or replacement could include similar borrowing capacity or upsizing the facility. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the three months ended March 31, 2024.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of March 31, 2024, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the three months of 2024.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in the first three months of 2024 were $162.2 million compared to $127.9 million for the same period of 2023. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $7.84 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2024, total capital investments for PACCAR are expected to be $700 to $750 million and R&D is expected to be $460 to $500 million. The Company is increasing its investment in advanced new trucks and powertrains, advanced manufacturing capabilities and capacity, and aftermarket distribution capabilities and capacity.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2021, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of March 31, 2024 was $6.65 billion. The registration expires in November 2024 and does not limit the principal amount of debt securities that may be issued during that period.

As of March 31, 2024, the Company’s European finance subsidiary, PACCAR Financial Europe, had €907.4 million available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program renews annually and expires in September 2024.

In August 2021, PACCAR Financial Mexico registered a 10.00 billion Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5.00 billion Mexican pesos. At March 31, 2024, 4.32 billion Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL Australia), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL Australia as of March 31, 2024 was 850.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFL Canada as of March 31, 2024 was 150.0 million Canadian dollars.

The Company’s Brazilian subsidiary, Banco PACCAR S.A., established a lending program in December 2021 with the local development bank, Banco Nacional de Desenvolvimento Economico e Social (BNDES) for qualified customers to receive preferential conditions and generally market interest rates. The program is limited to 1.16 billion Brazilian reais and has 896.7 million Brazilian reais outstanding as of March 31, 2024. The Brazilian subsidiary is establishing a Letra Financeira program and is intending to issue term debt in the second quarter of 2024.

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

For the first quarter of 2023, adjustment for the EC-related claims relates to a pre-tax charge of $600.0 million ($446.4 million after-tax) for estimable total costs recorded in Interest and other (income) expenses, net.

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
* Calculated using adjusted net income.

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations or tariffs resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials and components, including semiconductors; labor disruptions; shortages of commercial truck drivers; increased warranty costs; cybersecurity risks to the Company’s information technology systems; pandemics; climate-related risks; global conflicts; litigation, including European Commission (EC) settlement-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the headings Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023 and in Part II, Item 1, “Legal Proceedings” and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2024. For additional information, refer to Item 7A as presented in the 2023 Annual Report on Form 10‑K.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2023 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

For Items 2(a) and (b), there was no reportable information for the three months ended March 31, 2024.

(c)
Issuer purchases of equity securities.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of March 31, 2024, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the first three months of 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(10)	Material Contracts:

(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 10, 2012	10(b)	001-14817

(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

(d)	Third Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors*

(e)	Form of Deferred Restricted Stock Unit Grant Agreement for Non-Employee Directors	10-K	February 26, 2015	10(t)	001-14817

(f)	Form of Restricted Stock Grant Agreement for Non-Employee Directors	10-K	February 26, 2015	10(u)	001-14817

(g)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	10-K	February 19, 2020	10(g)	001-14817

(h)	PACCAR Inc Long Term Incentive Plan	10-K	February 22, 2023	10(h)	001-14817

(i)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

(j)	PACCAR Inc Long Term Incentive Plan, 2018 Form of Restricted Stock Award Agreement	10-K	February 21, 2019	10(m)	001-14817

(k)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Unit Agreement	10-K	February 21, 2019	10(n)	001-14817

(l)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document*

(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

* filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	May 2, 2024	By	/s/ B. J. Poplawski
B. J. Poplawski
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)