Form 10-Q
period 2024-09-30
PACCAR INC
filed 2024-10-30
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Common Stock, $1 par value — 524,300,554 shares as of October 25, 2024

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
TRUCK, PARTS AND OTHER:
Net sales and revenues	$7,703.8	$8,232.3	$24,201.1	$24,723.7

Cost of sales and revenues	6,427.7	6,626.7	19,873.8	19,971.5
Research and development	115.0	103.5	337.6	302.0
Selling, general and administrative	144.3	143.6	434.6	448.3
Interest and other (income) expenses, net	(24.3)	(16.3)	(74.9)	544.8
	6,662.7	6,857.5	20,571.1	21,266.6
Truck, Parts and Other Income Before Income Taxes	1,041.1	1,374.8	3,630.0	3,457.1

FINANCIAL SERVICES:
Interest and fees	334.9	269.8	956.3	716.5
Operating lease, rental and other revenues	201.2	194.3	598.9	610.6
Revenues	536.1	464.1	1,555.2	1,327.1

Interest and other borrowing expenses	188.4	138.5	520.9	347.8
Depreciation and other expenses	176.6	146.9	530.5	427.0
Selling, general and administrative	42.2	38.7	122.0	110.9
Provision for losses on receivables	22.4	6.2	50.2	14.1
	429.6	330.3	1,223.6	899.8
Financial Services Income Before Income Taxes	106.5	133.8	331.6	427.3
Investment income	108.7	80.8	290.0	192.5
Total Income Before Income Taxes	1,256.3	1,589.4	4,251.6	4,076.9
Income taxes	284.2	360.9	961.6	893.4
Net Income	$972.1	$1,228.5	$3,290.0	$3,183.5

Net Income Per Share
Basic	$1.85	$2.35	$6.26	$6.08
Diluted	$1.85	$2.34	$6.25	$6.07

Weighted Average Number of Common Shares Outstanding
Basic	525.4	524.1	525.2	523.8
Diluted	526.5	525.3	526.5	524.8

Comprehensive Income	$1,111.9	$1,068.7	$3,178.5	$3,199.3

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(Millions)

	September 30	December 31
	2024	2023 *
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$6,642.1	$6,836.7
Trade and other receivables, net (allowance for losses: 2024 - $1.3, 2023 - $.9)	2,199.2	2,198.1
Marketable securities	2,510.7	1,822.6
Inventories, net	2,644.8	2,576.7
Other current assets	665.9	680.6
Total Truck, Parts and Other Current Assets	14,662.7	14,114.7

Equipment on operating leases, net	82.9	127.6
Property, plant and equipment, net	4,040.9	3,780.1
Other noncurrent assets, net	2,014.9	1,837.1
Total Truck, Parts and Other Assets	20,801.4	19,859.5

FINANCIAL SERVICES:
Cash and cash equivalents	207.1	345.0
Finance and other receivables, net (allowance for losses: 2024 - $146.2, 2023 - $133.0)	19,294.3	17,571.7
Equipment on operating leases, net	1,988.1	2,175.4
Other assets	990.9	871.8
Total Financial Services Assets	22,480.4	20,963.9
	$43,281.8	$40,823.4

* The December 31, 2023 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(Millions)

	September 30	December 31
	2024	2023 *
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$5,235.9	$5,076.3
Dividend payable		1,675.0
Total Truck, Parts and Other Current Liabilities	5,235.9	6,751.3
Residual value guarantees and deferred revenues	95.7	142.6
Other liabilities	1,978.1	2,121.9
Total Truck, Parts and Other Liabilities	7,309.7	9,015.8

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	1,161.5	992.3
Commercial paper and bank loans	5,496.6	5,609.9
Term notes	10,023.3	8,624.6
Deferred taxes and other liabilities	627.1	702.0
Total Financial Services Liabilities	17,308.5	15,928.8

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 524.3 and 523.3 million shares	524.3	523.3
Additional paid-in capital	336.0	269.1
Treasury stock, at cost - .04 million and nil shares	(4.5)
Retained earnings	18,613.2	15,780.3
Accumulated other comprehensive loss	(805.4)	(693.9)
Total Stockholders' Equity	18,663.6	15,878.8
	$43,281.8	$40,823.4

* The December 31, 2023 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Nine Months Ended
	September 30
	2024	2023
OPERATING ACTIVITIES:
Net Income	$3,290.0	$3,183.5
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	300.2	308.2
Equipment on operating leases and other	393.5	370.2
Provision for losses on financial services receivables	50.2	14.1
Other, net	(18.6)	(115.1)
Pension contributions	(34.7)	(17.1)
Change in operating assets and liabilities:
Trade and other receivables	(36.7)	(518.1)
Wholesale receivables on new trucks	(837.4)	(1,006.8)
Inventories	(86.3)	(450.0)
Accounts payable and accrued expenses	499.0	882.1
Income taxes, warranty and other	(324.0)	352.3
Net Cash Provided by Operating Activities	3,195.2	3,003.3

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(4,895.9)	(4,557.4)
Collections on retail loans and finance leases	3,646.6	3,210.6
Net increase in wholesale receivables on used equipment	(16.9)	(15.2)
Purchases of marketable debt securities	(1,356.7)	(796.7)
Proceeds from sales and maturities of marketable debt securities	714.8	660.2
Payments for property, plant and equipment	(605.3)	(497.2)
Acquisitions of equipment for operating leases	(637.4)	(401.9)
Proceeds from asset disposals	521.6	449.0
Other, net	(126.1)	17.5
Net Cash Used in Investing Activities	(2,755.3)	(1,931.1)

FINANCING ACTIVITIES:
Payments of cash dividends	(2,131.1)	(1,377.3)
Purchases of treasury stock	(4.5)	(3.1)
Proceeds from stock compensation transactions	45.3	43.1
Net increase in commercial paper, short-term bank loans and other	14.3	1,316.9
Proceeds from term debt	3,406.6	2,398.2
Payments on term debt	(2,097.0)	(2,218.3)
Net Cash (Used in) Provided by Financing Activities	(766.4)	159.5
Effect of exchange rate changes on cash and cash equivalents	(6.0)	(16.3)
Net (Decrease) Increase in Cash and Cash Equivalents	(332.5)	1,215.4
Cash and cash equivalents at beginning of period	7,181.7	4,690.9
Cash and cash equivalents at end of period	$6,849.2	$5,906.3

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of period	$524.3	$522.8	$523.3	$522.0
Stock compensation		.3	1.0	1.1
Balance at end of period	524.3	523.1	524.3	523.1

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	329.2	241.8	269.1	196.1
Stock compensation	6.8	16.5	66.9	62.2
Balance at end of period	336.0	258.3	336.0	258.3

TREASURY STOCK, AT COST:
Balance at beginning of period	(4.0)	(3.0)
Purchases	(.5)	(.1)	(4.5)	(3.1)
Balance at end of period	(4.5)	(3.1)	(4.5)	(3.1)

RETAINED EARNINGS:
Balance at beginning of period	17,798.6	15,095.5	15,780.3	13,402.4
Net income	972.1	1,228.5	3,290.0	3,183.5
Cash dividends declared on common stock	(157.5)	(141.6)	(457.1)	(403.5)
Balance at end of period	18,613.2	16,182.4	18,613.2	16,182.4

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(945.2)	(777.8)	(693.9)	(953.4)
Other comprehensive income (loss)	139.8	(159.8)	(111.5)	15.8
Balance at end of period	(805.4)	(937.6)	(805.4)	(937.6)
Total Stockholders’ Equity	$18,663.6	$16,023.1	$18,663.6	$16,023.1

Cash dividends declared on common stock, per share	$.30	$.27	$.87	$.77

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2023.

Equity Method Investment: The Company uses the equity method to account for the investment in an advanced battery cell manufacturing joint venture. Under the equity method, the original investments in the joint venture are recorded at cost and subsequently adjusted by the Company’s share of equity income or losses after the date of acquisition. The investment is included in Truck, Parts and Other "Other noncurrent assets, net" on the Company’s Consolidated Balance Sheets as of September 30, 2024.

Earnings per Share: Basic earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding, plus the effect of any participating securities. Diluted earnings per common share are computed assuming that all potentially dilutive securities are converted into common shares under the treasury stock method.

The dilutive and antidilutive options are shown separately in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Additional shares	1,069,000	1,211,900	1,272,700	1,049,000
Antidilutive options	671,600	32,400	671,000	911,700

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table disaggregates Truck, Parts and Other revenues by major sources:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Truck
Truck sales	$5,781.2	$6,412.4	$18,423.5	$19,219.7
Revenues from extended warranties, operating leases and other	245.8	224.0	722.3	658.0
	6,027.0	6,636.4	19,145.8	19,877.7
Parts
Parts sales	1,605.0	1,533.5	4,844.6	4,660.4
Revenues from dealer services and other	52.6	48.7	153.2	143.7
	1,657.6	1,582.2	4,997.8	4,804.1
Winch sales and other	19.2	13.7	57.5	41.9
Truck, Parts and Other sales and revenues	$7,703.8	$8,232.3	$24,201.1	$24,723.7

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

The following table presents the balance sheet classification of the estimated value of the returned goods assets and the related return liabilities:

	September 30, 2024		December 31, 2023
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Trucks
Other current assets	$125.4		$147.3
Accounts payable, accrued expenses and other		$129.5		$149.5
Other noncurrent assets, net	164.3		186.7
Other liabilities		173.5		196.4
	$289.7	$303.0	$334.0	$345.9
Parts
Other current assets	$92.7		$86.8
Accounts payable, accrued expenses and other		$228.3		$216.3
	$92.7	$228.3	$86.8	$216.3

The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $649.9 at September 30, 2024.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with an RVG was $17.6 at September 30, 2024. The Company expects to recognize approximately $3.5 of the remaining deferred revenue in 2024, $7.6 in 2025, $4.0 in 2026, $1.8 in 2027 and $.7 in 2028. For the three and nine months ended September 30, 2024, total operating lease revenue from truck sales with RVGs was $7.7 and $25.6, respectively, compared to $11.7 and $47.1 for the three and nine months ended September 30, 2023. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a lease was $78.0 at September 30, 2024.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at September 30, 2024 or December 31, 2023. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table summarizes Financial Services lease revenues by lease type:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Finance lease revenues	$86.4	$72.7	$253.4	$194.1
Operating lease revenues	163.7	180.6	501.2	564.1
Total lease revenues	$250.1	$253.3	$754.6	$758.2

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

Marketable securities at September 30, 2024 and December 31, 2023 consisted of the following:

		UNREALIZED	UNREALIZED	FAIR
At September 30, 2024	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$303.9	$2.3	$.7	$305.5
U.S. taxable municipal / non-U.S. provincial bonds	321.5	3.0	2.3	322.2
U.S. corporate securities	744.5	9.3	1.8	752.0
U.S. government securities	214.1	1.5	.3	215.3
Non-U.S. corporate securities	617.8	6.1	2.1	621.8
Non-U.S. government securities	168.5	2.2	.5	170.2
Other debt securities	117.2	1.3	.7	117.8
Marketable equity securities	10.0		4.1	5.9
Total marketable securities	$2,497.5	$25.7	$12.5	$2,510.7

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

		UNREALIZED	UNREALIZED	FAIR
At December 31, 2023	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$312.5	$1.2	$3.0	$310.7
U.S. taxable municipal / non-U.S. provincial bonds	244.9	.8	5.6	240.1
U.S. corporate securities	357.1	1.4	5.2	353.3
U.S. government securities	159.2	.6	1.7	158.1
Non-U.S. corporate securities	529.4	2.3	7.5	524.2
Non-U.S. government securities	141.0	1.5	1.3	141.2
Other debt securities	92.8	.3	2.5	90.6
Marketable equity securities	10.0		5.6	4.4
Total marketable securities	$1,846.9	$8.1	$32.4	$1,822.6

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $1.4 and $.9 and gross realized losses were $3.4 and $3.6 for the nine months periods ended September 30, 2024 and 2023, respectively.

Net unrealized gains on marketable equity securities were $1.5 and $1.1 for the nine months ended September 30, 2024 and 2023, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	September 30, 2024		December 31, 2023
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$108.6	$489.5	$289.0	$798.5
Unrealized losses	.1	8.3	1.6	25.2

The unrealized losses on marketable debt securities above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at September 30, 2024 and December 31, 2023. The Company does not currently intend, and it is more likely than not that it will not be required, to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Contractual maturities of marketable debt securities at September 30, 2024 were as follows:

	AMORTIZED	FAIR
	COST	VALUE
Within one year	$619.1	$617.7
One to five years	1,859.0	1,878.2
Six to ten years
More than ten years	9.4	8.9
	$2,487.5	$2,504.8

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE D - Inventories

Inventories are stated at the lower of cost or net realizable value. Cost of inventories is determined principally by the first-in, first-out (FIFO) method. Inventories include the following:

	September 30	December 31
	2024	2023
Finished products	$1,253.7	$1,084.0
Work in process and raw materials	1,391.1	1,492.7
	$2,644.8	$2,576.7

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	September 30	December 31
	2024	2023
Loans	$9,408.2	$8,594.7
Finance leases	4,889.3	4,785.7
Dealer wholesale financing	4,973.5	4,147.8
Operating lease receivables and other	169.5	176.5
	19,440.5	17,704.7
Less allowance for losses:
Loans and leases	(140.3)	(127.0)
Dealer wholesale financing	(3.0)	(2.7)
Operating lease receivables and other	(2.9)	(3.3)
	$19,294.3	$17,571.7

Included in Finance and other receivables, net on the Consolidated Balance Sheets is accrued interest receivable (net of allowance for credit losses) of $70.0 and $88.4 as of September 30, 2024 and December 31, 2023, respectively. The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Condensed Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory.

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

On average, commercial and other modifications extended contractual terms by approximately four months in 2024 and three months in 2023, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at September 30, 2024 and December 31, 2023.

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

Individually evaluated receivables on non-accrual status are generally considered collateral dependent. Large balance retail and all wholesale receivables on non-accrual status are individually evaluated to determine the appropriate reserve for losses. Generally, the determination of reserves for large balance receivables on non-accrual status considers the fair value of the associated collateral. When the underlying collateral fair value exceeds the Company’s amortized cost basis, no reserve is recorded. Small balance receivables on non-accrual status with similar risk characteristics are evaluated as a separate pool to determine the appropriate reserve for losses using the historical loss information discussed below.

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

The allowance for credit losses is summarized as follows:

	2024
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$2.7	$1.9	$125.1	$3.3	$133.0
Provision for losses	.4	(.4)	50.8	(.6)	50.2
Charge-offs			(38.9)	(.6)	(39.5)
Recoveries			5.7	1.1	6.8
Currency translation and other	(.1)		(3.9)	(.3)	(4.3)
Balance at September 30	$3.0	$1.5	$138.8	$2.9	$146.2

	2023
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.4	$2.2	$112.6	$2.9	$121.1
Provision for losses	(.8)	(.8)	16.3	(.6)	14.1
Charge-offs			(16.0)	(1.2)	(17.2)
Recoveries			4.3	1.3	5.6
Currency translation and other			1.0	.2	1.2
Balance at September 30	$2.6	$1.4	$118.2	$2.6	$124.8

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

	REVOLVING
At September 30, 2024	LOANS	2024	2023	2022	2021	2020	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$4,960.7							$4,960.7
Watch	12.4							12.4
At-risk	.4							.4
	$4,973.5							$4,973.5
Retail:
Performing	$202.0	$489.2	$679.6	$434.3	$209.9	$116.2	$172.9	$2,304.1
Watch		1.0	25.0	6.7	2.4	5.7	.7	41.5
	$202.0	$490.2	$704.6	$441.0	$212.3	$121.9	$173.6	$2,345.6
Total dealer	$5,175.5	$490.2	$704.6	$441.0	$212.3	$121.9	$173.6	$7,319.1

Customer retail:
Fleet:
Performing		$3,526.3	$3,509.3	$1,921.9	$829.7	$389.1	$107.8	$10,284.1
Watch		19.1	41.0	14.1	9.4	3.0	.6	87.2
At-risk		19.7	118.0	83.1	45.0	7.5	3.4	276.7
		$3,565.1	$3,668.3	$2,019.1	$884.1	$399.6	$111.8	$10,648.0
Owner/operator:
Performing		$416.3	$348.0	$237.8	$168.7	$73.9	$20.0	$1,264.7
Watch		3.1	12.6	9.6	4.1	2.0	.3	31.7
At-risk		.1	2.0	2.5	1.4	1.4	.1	7.5
		$419.5	$362.6	$249.9	$174.2	$77.3	$20.4	$1,303.9
Total customer retail		$3,984.6	$4,030.9	$2,269.0	$1,058.3	$476.9	$132.2	$11,951.9

Total	$5,175.5	$4,474.8	$4,735.5	$2,710.0	$1,270.6	$598.8	$305.8	$19,271.0

	REVOLVING
At September 30, 2024	LOANS	2024	2023	2022	2021	2020	PRIOR	TOTAL
Gross charge-offs:
Customer retail:
Fleet		$.9	$10.6	$8.9	$5.2	$2.4	$5.2	$33.2
Owner/operator		.2	1.3	2.2	.8	.7	.5	5.7
Total		$1.1	$11.9	$11.1	$6.0	$3.1	$5.7	$38.9

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	REVOLVING
At December 31, 2023	LOANS	2023	2022	2021	2020	2019	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$4,129.8							$4,129.8
Watch	18.0							18.0
	$4,147.8							$4,147.8
Retail:
Performing	$280.7	$789.1	$520.0	$291.2	$162.8	$161.8	$125.2	$2,330.8
	$280.7	$789.1	$520.0	$291.2	$162.8	$161.8	$125.2	$2,330.8
Total dealer	$4,428.5	$789.1	$520.0	$291.2	$162.8	$161.8	$125.2	$6,478.6

Customer retail:
Fleet:
Performing		$4,601.7	$2,667.2	$1,309.5	$719.2	$226.7	$64.1	$9,588.4
Watch		46.0	32.0	7.5	5.7	1.3	.9	93.4
At-risk		42.0	31.0	12.9	5.6	1.2	.1	92.8
		$4,689.7	$2,730.2	$1,329.9	$730.5	$229.2	$65.1	$9,774.6
Owner/operator:
Performing		$460.9	$332.9	$263.6	$142.1	$52.8	$8.6	$1,260.9
Watch		2.0	3.2	2.2	1.3	.3		9.0
At-risk		.6	1.3	1.1	1.5	.2	.4	5.1
		$463.5	$337.4	$266.9	$144.9	$53.3	$9.0	$1,275.0
Total customer retail		$5,153.2	$3,067.6	$1,596.8	$875.4	$282.5	$74.1	$11,049.6

Total	$4,428.5	$5,942.3	$3,587.6	$1,888.0	$1,038.2	$444.3	$199.3	$17,528.2

	REVOLVING
At December 31, 2023	LOANS	2023	2022	2021	2020	2019	PRIOR	TOTAL
Gross charge-offs:
Dealer:
Wholesale:	$.2							$.2
Total dealer	$.2							$.2

Customer retail:
Fleet:		$1.0	$9.4	$5.1	$4.2	$4.2	$.6	$24.5
Owner/operator:		.5	1.1	1.5	.5		.3	3.9
Total customer retail		$1.5	$10.5	$6.6	$4.7	$4.2	$.9	$28.4
Total	$.2	$1.5	$10.5	$6.6	$4.7	$4.2	$.9	$28.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At September 30, 2024	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$4,967.6	$2,345.6	$10,501.2	$1,281.5	$19,095.9
31 – 60 days past due	5.4		49.3	13.9	68.6
Greater than 60 days past due	.5		97.5	8.5	106.5
	$4,973.5	$2,345.6	$10,648.0	$1,303.9	$19,271.0

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2023	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$4,131.7	$2,330.8	$9,656.4	$1,262.4	$17,381.3
31 – 60 days past due	15.0		61.0	8.5	84.5
Greater than 60 days past due	1.1		57.2	4.1	62.4
	$4,147.8	$2,330.8	$9,774.6	$1,275.0	$17,528.2

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	DEALER		CUSTOMER RETAIL
				OWNER/
At September 30, 2024	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$269.0	$6.2	$275.2
Amortized cost basis with no specific reserve	$.4		7.6	1.2	9.2
Total	$.4		$276.6	$7.4	$284.4

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2023	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$69.8	$4.3	$74.1
Amortized cost basis with no specific reserve			22.8	.8	23.6
Total			$92.6	$5.1	$97.7

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Customer retail:
Fleet	$.5	$.4	$2.6	$1.0
Owner/operator		.1	.2	.2
	$.5	$.5	$2.8	$1.2

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Customers Experiencing Financial Difficulty

The Company modified $189.0 and $20.0 of finance receivables for customers experiencing financial difficulty during the first nine months of 2024 and 2023, respectively. The amortized cost basis of finance receivables for Other than insignificant term extensions and payment delays to customers in financial difficulty were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Customer retail:
Fleet	$7.8	$.6	$106.4	$7.2
Owner/operator			.4
	$7.8	$.6	$106.8	$7.2
Annualized % of total retail porfolio	.2%	<.1%	1.0%	.1%

The modifications granted customers additional time to pay. The financial effects of the term extensions added a weighted-average of 9 and 5 months to the life of the modified contracts for the three months ended September 30, 2024 and 2023, and 7 and 19 months for the nine months ended September 30, 2024 and 2023, respectively. The effect on the allowance for credit losses from such modifications was not significant for the three and nine months ended September 30, 2024 and 2023.

There were $.1 and $3.4 finance receivables modified with customers experiencing financial difficulty during the previous twelve months that had a payment default in the three and nine months ended September 30, 2024. There were no finance receivables modified with customers experiencing financial difficulty on or after January 1, 2023 that had a payment default in the three and nine months ended September 30, 2023.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at September 30, 2024 and December 31, 2023 was $74.1 and $30.4, respectively.

Proceeds from the sales of repossessed assets were $56.5 and $17.7 for the nine months ended September 30, 2024 and 2023, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2024	2023
Balance at January 1	$767.0	$437.7
Cost accruals	462.2	484.1
Payments	(679.5)	(459.9)
Change in estimates for pre-existing warranties	103.6	186.1
Currency translation and other	2.7	(2.6)
Balance at September 30	$656.0	$645.4

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2024	2023
Balance at January 1	$1,229.1	$904.9
Deferred revenues	535.0	583.5
Revenues recognized	(444.4)	(339.7)
Currency translation	10.1	(5.4)
Balance at September 30	$1,329.8	$1,143.3

The Company expects to recognize approximately $105.6 of the remaining deferred revenue on extended warranties and R&M contracts in 2024, $425.3 in 2025, $341.7 in 2026, $247.1 in 2027, $148.7 in 2028 and $61.4 thereafter.

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Net income	$972.1	$1,228.5	$3,290.0	$3,183.5
Other comprehensive (loss) income (OCI):
Unrealized (losses) gains on derivative contracts	(9.7)	38.6	27.9	(23.9)
Tax effect	3.4	(8.8)	(6.4)	5.1
	(6.3)	29.8	21.5	(18.8)
Unrealized gains on marketable debt securities	35.7	2.5	35.8	6.2
Tax effect	(8.9)	(.7)	(8.9)	(1.6)
	26.8	1.8	26.9	4.6
Pension plans	2.0	1.4	12.3	4.7
Tax effect	.2	(.7)	(2.4)	(1.1)
	2.2	.7	9.9	3.6
Foreign currency translation gains (losses)	117.1	(192.1)	(169.8)	26.4
Net other comprehensive income (loss)	139.8	(159.8)	(111.5)	15.8
Comprehensive income	$1,111.9	$1,068.7	$3,178.5	$3,199.3

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity consisted of the following:

Three Months Ended September 30, 2024	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at July 1, 2024	$16.8	$(13.8)	$(102.6)	$(845.6)	$(945.2)
Recorded into AOCI	(43.1)	27.5		117.1	101.5
Reclassified out of AOCI	36.8	(.7)	2.2		38.3
Net other comprehensive (loss) income	(6.3)	26.8	2.2	117.1	139.8
Balance at September 30, 2024	$10.5	$13.0	$(100.4)	$(728.5)	$(805.4)

Three Months Ended September 30, 2023	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at July 1, 2023	$(13.5)	$(40.8)	$(108.0)	$(615.5)	$(777.8)
Recorded into AOCI	57.5	2.2	(.5)	(192.1)	(132.9)
Reclassified out of AOCI	(27.7)	(.4)	1.2		(26.9)
Net other comprehensive income (loss)	29.8	1.8	.7	(192.1)	(159.8)
Balance at September 30, 2023	$16.3	$(39.0)	$(107.3)	$(807.6)	$(937.6)

Nine Months Ended September 30, 2024	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2024	$(11.0)	$(13.9)	$(110.3)	$(558.7)	$(693.9)
Recorded into AOCI	53.2	28.9	4.9	(169.8)	(82.8)
Reclassified out of AOCI	(31.7)	(2.0)	5.0		(28.7)
Net other comprehensive income (loss)	21.5	26.9	9.9	(169.8)	(111.5)
Balance at September 30, 2024	$10.5	$13.0	$(100.4)	$(728.5)	$(805.4)

Nine Months Ended September 30, 2023	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2023	$35.1	$(43.6)	$(110.9)	$(834.0)	$(953.4)
Recorded into AOCI	(55.8)	6.7	.1	26.4	(22.6)
Reclassified out of AOCI	37.0	(2.1)	3.5		38.4
Net other comprehensive (loss) income	(18.8)	4.6	3.6	26.4	15.8
Balance at September 30, 2023	$16.3	$(39.0)	$(107.3)	$(807.6)	$(937.6)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	September 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2024	2023
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$(11.4)	$13.2
	Cost of sales and revenues	(3.9)	(9.6)
	Interest and other (income) expenses, net	3.0	(.9)

Commodity contracts	Cost of sales and revenues	3.7	4.2
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	4.6	(1.6)
Interest-rate contracts	Interest and other borrowing expenses	54.4	(42.1)
	Pre-tax expense increase (reduction)	50.4	(36.8)
	Tax (benefit) expense	(13.6)	9.1
	After-tax expense increase (reduction)	36.8	(27.7)
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.9)	(.5)
	Tax expense	.2	.1
	After-tax income increase	(.7)	(.4)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income) expenses, net	2.5	1.2
Prior service costs	Interest and other (income) expenses, net	.3	.3
	Pre-tax expense increase	2.8	1.5
	Tax benefit	(.6)	(.3)
	After-tax expense increase	2.2	1.2
Total reclassifications out of AOCI		$38.3	$(26.9)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

		Nine Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	September 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2024	2023
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$(2.2)	$25.2
	Cost of sales and revenues	(28.8)	1.8
	Interest and other (income) expenses, net	1.6	(.9)

Commodity contracts	Cost of sales and revenues	9.6	1.8
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	(.5)	(3.6)
Interest-rate contracts	Interest and other borrowing expenses	(12.5)	17.9
	Pre-tax expense (reduction) increase	(32.8)	42.2
	Tax expense (benefit)	1.1	(5.2)
	After-tax expense (reduction) increase	(31.7)	37.0
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(2.6)	(2.8)
	Tax expense	.6	.7
	After-tax income increase	(2.0)	(2.1)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income) expenses, net	5.3	3.6
Prior service costs	Interest and other (income) expenses, net	1.0	1.0
	Pre-tax expense increase	6.3	4.6
	Tax benefit	(1.3)	(1.1)
	After-tax expense increase	5.0	3.5
Total reclassifications out of AOCI		$(28.7)	$38.4

Stock Compensation Plans

Stock-based compensation expense was $3.4 and $19.5 for the three and nine months ended September 30, 2024, respectively, and $2.5 and $18.4 for the three and nine months ended September 30, 2023, respectively.

During the first nine months of 2024, the Company issued 1,060,285 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first nine months of 2024, the Company acquired no treasury shares under the Company’s common stock repurchase plans. The Company acquired 44,808 shares under the Company’s Long-Term Incentive Plan. Stock repurchases of $390.0 million remain authorized under the current $500.0 million program approved by the PACCAR Board of Directors on December 4, 2018.

NOTE H - Income Taxes

The effective tax rate for the third quarter of 2024 was 22.6% compared to 22.7% for the third quarter of 2023. The effective tax rate for the first nine months of 2024 was 22.6% compared to 21.9% for the first nine months of 2023. Included in the first quarter of 2023 was the EC-related charge of $600.0 million, which lowered the effective tax rate.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Net Sales and revenues:
Truck	$6,110.8	$6,772.8	$19,464.0	$20,274.5
Less intersegment	(83.8)	(136.4)	(318.2)	(396.8)
External customers	6,027.0	6,636.4	19,145.8	19,877.7
Parts	1,675.8	1,599.4	5,056.2	4,858.9
Less intersegment	(18.2)	(17.2)	(58.4)	(54.8)
External customers	1,657.6	1,582.2	4,997.8	4,804.1
Other	19.2	13.7	57.5	41.9
	7,703.8	8,232.3	24,201.1	24,723.7
Financial Services	536.1	464.1	1,555.2	1,327.1
	$8,239.9	$8,696.4	$25,756.3	$26,050.8
Income (loss) before income taxes:
Truck	$630.8	$960.9	$2,349.7	$2,803.5
Parts	406.7	412.3	1,276.3	1,270.2
Other*	3.6	1.6	4.0	(616.6)
	1,041.1	1,374.8	3,630.0	3,457.1
Financial Services	106.5	133.8	331.6	427.3
Investment income	108.7	80.8	290.0	192.5
	$1,256.3	$1,589.4	$4,251.6	$4,076.9
Depreciation and amortization:
Truck	$90.7	$102.1	$283.7	$301.1
Parts	2.2	3.6	10.9	10.9
Other	6.1	6.4	18.6	18.7
	99.0	112.1	313.2	330.7
Financial Services	127.8	121.8	380.5	347.7
	$226.8	$233.9	$693.7	$678.4

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $63.6 at September 30, 2024.

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

At September 30, 2024, the notional amount of the Company’s interest-rate contracts was $3,306.8. Notional maturities for all interest-rate contracts are $127.1 for the remainder of 2024, $1,026.7 for 2025, $764.4 for 2026, $610.7 for 2027, $193.8 for 2028, $584.1 for 2029 and thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At September 30, 2024, the notional amount of the outstanding foreign-exchange contracts was $2,052.1. Foreign-exchange contracts typically mature within one year.

Commodity Contracts: The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks. The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. At September 30, 2024, the notional amount of the outstanding commodity contracts was $6.6. Commodity contracts mature within one year.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	September 30, 2024		December 31, 2023
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$46.2		$17.3
Deferred taxes and other liabilities		$92.9		$131.1
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	17.1		1.5
Accounts payable, accrued expenses and other		20.8		21.1
Financial Services:
Deferred taxes and other liabilities		2.6		3.6
Commodity contracts:
Truck, Parts and Other:
Other current assets			1.2
Accounts payable, accrued expenses and other		.7		.8
	$63.3	$117.0	$20.0	$156.6
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.3		$1.0
Accounts payable, accrued expenses and other		$.3		$3.4
Financial Services:
Deferred taxes and other liabilities				.1
	$.3	$.3	$1.0	$3.5
Gross amounts recognized in Balance Sheets	$63.6	$117.3	$21.0	$160.1
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	$(.2)	$(.2)	$(1.6)	$(1.6)
Commodity contracts			(.7)	(.7)
Financial Services:
Interest-rate contracts	(13.8)	(13.8)	(11.9)	(11.9)
Pro forma net amount	$49.6	$103.3	$6.8	$145.9

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the amount of loss (gain) from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$(11.4)		$(2.2)
Cost of sales and revenues
Cash flow hedges		(3.9)		(28.8)
Derivatives not designated as hedging instruments		(.3)		(.1)
Interest and other (income) expenses, net
Cash flow hedges		4.2		6.7
Net investment hedges		(2.1)		(7.7)
Derivatives not designated as hedging instruments		(2.4)		(9.9)
		$(15.9)		$(42.0)
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$54.4	$4.0	$(12.5)	$(1.0)
Fair value hedges	2.1		7.2
Derivatives not designated as hedging instruments		6.7		8.9
	$56.5	$10.7	$(5.3)	$7.9
Total	$56.5	$(5.2)	$(5.3)	$(34.1)

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$13.2		$25.2
Cost of sales and revenues
Cash flow hedges		(9.6)		1.8
Derivatives not designated as hedging instruments		.3		(3.7)
Interest and other (income) expenses, net
Cash flow hedges		3.3		9.5
Net investment hedges		(2.0)		(6.7)
Derivatives not designated as hedging instruments		(.4)		4.5
		$4.8		$30.6
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$(42.1)	$(.8)	$17.9	$(.3)
Fair value hedges	2.7		7.0
Derivatives not designated as hedging instruments		.7		.6
	$(39.4)	$(.1)	$24.9	$.3
Total	$(39.4)	$4.7	$24.9	$30.9

The loss from commodity contracts recorded in Cost of sales and revenues was $3.7 and $9.6 for the three and nine months ended September 30, 2024, respectively and $4.2 and $1.8 for the three and nine months ended September 30, 2023, respectively.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	September 30	December 31
	2024	2023
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$497.3	$128.1
Cumulative basis adjustment included in the carrying amount	(11.6)	7.1

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $5.0 and $12.2 as of September 30, 2024 and December 31, 2023, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The Company elected to exclude the forward premium component (excluded component) on some foreign-exchange cash flow hedges and amortize the excluded component over the life of the derivative instruments. The amortization of the excluded component is recognized in Interest and other (income) expenses, net in Truck, Parts and Other segment and Interest and other borrowing expenses in Financial Services segment in the Consolidated Statements of Comprehensive Income. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 8.2 years.

The following table presents the pre-tax effects of (loss) gain on cash flow hedges recognized in other comprehensive income (loss) (OCI):

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
	INTEREST-	FOREIGN-		INTEREST-	FOREIGN-
	RATE	EXCHANGE	COMMODITY	RATE	EXCHANGE	COMMODITY
(Loss) gain recognized in OCI:
Truck, Parts and Other		$.1	$(.6)		$47.1	$(13.6)
Financial Services	$(54.9)	(4.6)		$26.7	.5
	$(54.9)	$(4.5)	$(.6)	$26.7	$47.6	$(13.6)

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
	INTEREST-	FOREIGN-		INTEREST-	FOREIGN-
	RATE	EXCHANGE	COMMODITY	RATE	EXCHANGE	COMMODITY
Gain (loss) recognized in OCI:
Truck, Parts and Other		$33.7	$(4.8)		$(33.5)	$(2.9)
Financial Services	$44.9	1.6		$(33.0)	3.2
	$44.9	$35.3	$(4.8)	$(33.0)	$(30.3)	$(2.9)

The amount of loss recorded in AOCI at September 30, 2024 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $2.0, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amount of (loss) gain reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil and $(2.8) for the three and nine months ended September 30, 2024, respectively, and nil and $.2 for the same periods ended September 30, 2023.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At September 30, 2024, the notional amount of the outstanding net investment hedges was $553.8. For the three and nine months ended September 30, 2024, the pre-tax (loss) gain recognized in OCI for the net investment hedges was $(18.2) and $(5.7), respectively, and $13.9 and $10.5 for the same periods ending September 30, 2023.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At September 30, 2024	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$305.5	$305.5
U.S. taxable municipal / non-U.S. provincial bonds		322.2	322.2
U.S. corporate securities		752.0	752.0
U.S. government securities	$215.3		215.3
Non-U.S. corporate securities		621.8	621.8
Non-U.S. government securities		170.2	170.2
Other debt securities		117.8	117.8
Total marketable debt securities	$215.3	$2,289.5	$2,504.8
Marketable equity securities	$5.9		$5.9
Total marketable securities	$221.2	$2,289.5	$2,510.7
Derivatives
Cross currency swaps		$27.6	$27.6
Interest-rate swaps		18.6	18.6
Foreign-exchange contracts		17.4	17.4
Commodity contracts
Total derivative assets		$63.6	$63.6
Liabilities:
Derivatives
Cross currency swaps		$83.6	$83.6
Interest-rate swaps		9.3	9.3
Foreign-exchange contracts		23.7	23.7
Commodity contracts		.7	.7
Total derivative liabilities		$117.3	$117.3

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2023	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$310.7	$310.7
U.S. taxable municipal / non-U.S. provincial bonds		240.1	240.1
U.S. corporate securities		353.3	353.3
U.S. government securities	$158.1		158.1
Non-U.S. corporate securities		524.2	524.2
Non-U.S. government securities		141.2	141.2
Other debt securities		90.6	90.6
Total marketable debt securities	$158.1	$1,660.1	$1,818.2
Marketable equity securities	$4.4		$4.4
Total marketable securities	$162.5	$1,660.1	$1,822.6
Derivatives
Cross currency swaps		$13.2	$13.2
Interest-rate swaps		4.1	4.1
Foreign-exchange contracts		2.5	2.5
Commodity contracts		1.2	1.2
Total derivative assets		$21.0	$21.0
Liabilities:
Derivatives
Cross currency swaps		$116.6	$116.6
Interest-rate swaps		14.5	14.5
Foreign-exchange contracts		28.2	28.2
Commodity contracts		.8	.8
Total derivative liabilities		$160.1	$160.1

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	September 30, 2024		December 31, 2023
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$8,879.9	$9,034.5	$8,126.8	$8,214.4
Liabilities:
Financial Services fixed rate debt	10,036.4	10,119.8	8,720.3	8,693.7

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension expense (income) for the Company’s defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Service cost	$25.3	$23.5	$80.7	$70.4
Interest on projected benefit obligation	34.4	32.0	101.4	95.7
Expected return on assets	(60.8)	(57.8)	(181.9)	(172.9)
Amortization of prior service costs	.3	.3	1.0	1.0
Recognized actuarial loss	2.5	1.3	5.3	3.7
Net pension expense (income)	$1.7	$(.7)	$6.5	$(2.1)

The components of net pension expense other than service cost are included in Interest and other (income) expenses, net on the Consolidated Statements of Comprehensive Income.

During the three and nine months ended September 30, 2024, the Company contributed $2.5 and $34.7 to its pension plans, respectively, and $5.6 and $17.1 for the three and nine months ended September 30, 2023, respectively.

NOTE M – Commitments and Contingencies

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF Trucks N.V., DAF Trucks Deutschland GmbH and PACCAR Inc (collectively “the Company”). Following the settlement, certain EC-related claims and lawsuits have been filed in various jurisdictions primarily in Europe against all major European truck manufacturers including the Company and certain subsidiaries. These claims and lawsuits include a number of collective proceedings, including class actions in the United Kingdom (U.K.) and Israel, alleging EC-related claims and seeking monetary damages. In certain jurisdictions, additional claimants may bring EC-related claims and lawsuits against the Company or its subsidiaries.

The legal proceedings are moving through the court systems. Several European courts have issued judgments; some have been favorable while others have been unfavorable and are being appealed. In the U.K., one class action has been certified by the lower court and the proceeding remains in its preliminary stages. The Company believes it has meritorious defenses to all of the pending legal claims. Since early 2023, the Company has been settling with selected claimants. In the first quarter 2023, the Company recorded a non-recurring pre-tax charge of $600.0 ($446.4 after-tax) for the estimable total cost. The estimate may be adjusted as the legal process continues and settlements occur, which could have a material impact on the Company’s financial results.

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

Third Quarter Financial Highlights:

•
Worldwide net sales and revenues were $8.24 billion in 2024 compared to $8.70 billion in 2023, primarily due to lower truck revenues, partially offset by higher parts and financial services revenues.
•
Truck revenues were $6.03 billion in 2024 compared to $6.64 billion in 2023, from lower revenues in Europe and the U.S. and Canada.
•
Parts sales were $1.66 billion in 2024 compared to $1.58 billion in 2023, reflecting higher sales in all markets.
•
Financial Services revenues were $536.1 million in 2024 compared to $464.1 million in 2023, primarily due to higher interest income driven by portfolio growth and higher portfolio yields.
•
Net income was $972.1 million ($1.85 per diluted share) in 2024 compared to $1.23 billion ($2.34 per diluted share) in 2023.
•
Capital investments were $183.8 million in 2024 compared to $174.5 million in 2023.
•
Research and development (R&D) expenses were $115.0 million in 2024 compared to $103.5 million in 2023.

First Nine Months Financial Highlights:

•
Worldwide net sales and revenues were $25.76 billion in 2024 compared to $26.05 billion in 2023, primarily due to lower truck revenues, partially offset by higher parts and financial services revenues.
•
Truck revenues were $19.15 billion in 2024, compared to $19.88 billion in 2023, from lower revenues in Europe mostly offset by all other markets.
•
Parts sales were $5.00 billion in 2024 compared to $4.80 billion in 2023, reflecting higher sales in all markets.
•
Financial Services revenues were $1.56 billion in 2024 compared to $1.33 billion in 2023, primarily due to higher interest income driven by portfolio growth and higher portfolio yields.
•
Net income was $3.29 billion ($6.25 per diluted share) in 2024 compared to $3.18 billion ($6.07 per diluted share) in 2023. In 2023, adjusted net income (non-GAAP), excluding a $446.4 million after-tax non-recurring charge related to civil litigation in Europe was $3.63 billion ($6.92 per diluted share). See Reconciliation of GAAP to Non-GAAP Financial Measures on page 50.
•
Capital investments were $567.7 million in 2024 compared to $486.5 million in 2023.
•
Research and development (R&D) expenses were $337.6 million in 2024 compared to $302.0 million in 2023.

PACCAR Parts opened its new 240,000 square-foot Parts Distribution Center (PDC) in Massbach, Germany. This PDC expedites parts delivery to dealers and customers in the region. PACCAR’s 20 PDCs support more than 2,000 DAF, Kenworth and Peterbilt dealer sales, parts and service locations, and over 300 TRP stores.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $22.48 billion. PFS issued $3.25 billion in medium-term notes during the first nine months of 2024 to support new business volume and repay maturing debt.

Truck Outlook

Truck industry heavy-duty retail sales in the U.S. and Canada in 2024 are expected to be 250,000 to 270,000 units compared to 297,000 in 2023. Estimates for the U.S. and Canada truck industry heavy-duty retail sales in 2025 are in the range of 250,000 to 280,000 units. In Europe, 2024 truck industry registrations for over 16-tonne vehicles are expected to be 290,000 to 310,000 units compared to 343,300 in 2023. The European truck registrations in the above 16-tonne truck market for 2025 are projected to be in a range of 270,000 to 300,000 units. In South America, heavy-duty truck industry registrations in 2024 are projected to be 110,000 to 120,000 units compared to 105,000 in 2023, and in a similar range for 2025.

Parts Outlook

In 2024, PACCAR Parts sales are expected to increase 3-5% compared to 2023, reflecting stable demand. In 2025, PACCAR Parts sales could increase 3-5% from 2024 levels, depending on the economic conditions.

Financial Services Outlook

In 2024, average earning assets are expected to increase 8-11% compared to 2023. The used truck market has normalized in North America, but remains soft in Europe, which is reflected in PFS’ quarterly results this year. If freight transportation conditions decline due to a weaker economy, then past due accounts, truck repossessions and credit losses would likely increase from the current levels and new business volume would likely decline. In 2025, average earning assets are expected to be comparable to 2024.

Capital Investments and R&D Outlook

PACCAR’s excellent long-term profits, strong balance sheet and consistent focus on quality have enabled the Company to invest $8.4 billion in new and expanded facilities, innovative products and new technologies during the past decade. Capital investments in 2024 are expected to be $760 to $800 million and R&D is expected to be $450 to $470 million. In 2025, capital investments are projected to be $700 to $800 million and R&D is expected to be $480 to $530 million. PACCAR is investing in additional global engine manufacturing capacity, and in the construction of a new engine remanufacturing facility that will be located in Columbus, Mississippi. Truck factory investments include the expansion at Kenworth Chillicothe, Ohio, PACCAR Mexico, and the DAF electric truck assembly plant in Eindhoven, Netherlands. The Company expects to invest $600 to $900 million in its battery joint venture, Amplify Cell Technologies, over the next few years.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three and nine months ended September 30, 2024 and 2023 are presented below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions, except per share amounts)	2024	2023	2024	2023
Net sales and revenues:
Truck	$6,027.0	$6,636.4	$19,145.8	$19,877.7
Parts	1,657.6	1,582.2	4,997.8	4,804.1
Other	19.2	13.7	57.5	41.9
Truck, Parts and Other	7,703.8	8,232.3	24,201.1	24,723.7
Financial Services	536.1	464.1	1,555.2	1,327.1
	$8,239.9	$8,696.4	$25,756.3	$26,050.8
Income before income taxes:
Truck	$630.8	$960.9	$2,349.7	$2,803.5
Parts	406.7	412.3	1,276.3	1,270.2
Other*	3.6	1.6	4.0	(616.6)
Truck, Parts and Other	1,041.1	1,374.8	3,630.0	3,457.1
Financial Services	106.5	133.8	331.6	427.3
Investment income	108.7	80.8	290.0	192.5
Income taxes	(284.2)	(360.9)	(961.6)	(893.4)
Net income	$972.1	$1,228.5	$3,290.0	$3,183.5
Diluted earnings per share	$1.85	$2.34	$6.25	$6.07
After-tax return on revenues	11.8%	14.1%	12.8%	12.2%

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

2024 Compared to 2023:

Truck

The Company’s Truck segment accounted for 73% of revenues in the third quarter and 74% for first nine months of 2024, respectively, compared to 76% in both the third quarter and first nine months of 2023.

The Company’s new truck deliveries are summarized below:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2024	2023	% CHANGE	2024	2023	% CHANGE
U.S. and Canada	25,900	27,500	(6)	84,100	81,000	4
Europe	10,000	14,500	(31)	33,100	48,300	(31)
Mexico, South America, Australia and other	9,000	8,100	11	24,200	23,800	2
Total units	44,900	50,100	(10)	141,400	153,100	(8)

Worldwide new truck deliveries decreased in the third quarter and first nine months of 2024 compared to the same periods of 2023, primarily due to lower deliveries in Europe.

Market share data discussed below is provided by third-party sources and is measured by either retail sales or registrations for the Company’s dealer network as a percentage of total retail sales or registrations depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In the first nine months of 2024, industry retail sales in the heavy-duty market in the U.S. and Canada were 198,600 units compared to 225,200 units in the same period of 2023. The Company’s heavy-duty truck retail market share was 31.1% in the first nine months of 2024 compared to 28.4% in the first nine months of 2023. The medium-duty market was 80,800 units in the first nine months of 2024 compared to 78,400 units in the same period of 2023. The Company’s medium-duty market share was 17.2% in the first nine months of 2024 compared to 13.5% in the first nine months of 2023.

The over 16‑tonne truck market in Europe in the first nine months of 2024 was 239,800 units compared to 263,100 units in the first nine months of 2023. DAF over 16‑tonne market share was 14.0% in the first nine months of 2024 compared to 15.9% in the same period of 2023. The 6 to 16‑tonne market in the first nine months of 2024 was 38,900 units compared to 35,800 units in the same period of 2023. DAF market share in the 6 to 16-tonne market in the first nine months of 2024 was 9.1% compared to 9.0% in the same period of 2023.

The over 16-tonne truck market in Brasil in the first nine months of 2024 was 71,500 units compared to 59,500 units in the same period of 2023. DAF Brasil market share for the first nine months of 2024 was 10.0% compared to 9.9% in the same period in 2023.

The Company’s worldwide truck net sales and revenues are summarized below:

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2024	2023	% CHANGE	2024	2023	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$3,669.3	$4,006.8	(8)	$12,136.2	$11,715.0	4
Europe	1,123.6	1,558.8	(28)	3,699.3	5,155.7	(28)
Mexico, South America, Australia and other	1,234.1	1,070.8	15	3,310.3	3,007.0	10
	$6,027.0	$6,636.4	(9)	$19,145.8	$19,877.7	(4)
Truck income before income taxes	$630.8	$960.9	(34)	$2,349.7	$2,803.5	(16)
Pre-tax return on revenues	10.5%	14.5%		12.3%	14.1%

The Company’s worldwide truck net sales and revenues in the third quarter decreased to $6.03 billion in 2024 from $6.64 billion in 2023, primarily due to lower truck unit deliveries in Europe and the U.S. and Canada. Revenues for the first nine months decreased to $19.15 billion in 2024 from $19.88 billion in 2023, primarily due to lower truck deliveries in Europe, partially offset by higher truck deliveries and average sales prices in the U.S. and Canada.

In the third quarter and first nine months of 2024, Truck segment income before taxes and pretax return on revenues decreased primarily due to lower truck unit deliveries in Europe. The decrease was partially offset by higher truck unit deliveries in Mexico, South America, Australia and other for the third quarter, and by higher truck unit deliveries in the U.S. and Canada for the first nine months of 2024, respectively.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended September 30, 2024 and 2023 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended September 30, 2023	$6,636.4	$5,521.5	$1,114.9
(Decrease) increase
Truck sales volume	(578.2)	(456.1)	(122.1)
Average truck sales prices	(29.5)		(29.5)
Average material, labor and other direct costs		174.5	(174.5)
Factory overhead and other indirect costs		(14.3)	14.3
Extended warranties, operating leases and other	17.7	33.1	(15.4)
Currency translation	(19.4)	(12.7)	(6.7)
Total decrease	(609.4)	(275.5)	(333.9)
Three Months Ended September 30, 2024	$6,027.0	$5,246.0	$781.0

•
Truck sales volume decreased revenues by $578.2 million and costs by $456.1 million, primarily reflecting lower truck deliveries in Europe, the U.S. and Canada, partially offset by higher truck deliveries in Mexico, South America and Australia.

•
Average truck sales prices were comparable and decreased $29.5 million.
•
Average truck costs increased $174.5 million, primarily reflecting higher raw material, labor and warranty costs.
•
Factory overhead and other indirect costs decreased $14.3 million, primarily due to lower repair and maintenance costs, factory supplies and depreciation.
•
Extended warranties, operating leases and other increased revenues by $17.7 million primarily due to higher volume of extended warranty and R&M contracts. The increase in extended warranty, operating leases and other cost of $33.1 million reflects higher costs from extended warranty, R&M contracts, and lower used truck results.
•
The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the Brazilian real and Canadian dollar relative to the U.S. dollar, partially offset by the increase in the value of the euro relative to the U.S. dollar.
•
Truck gross margin was 13.0% in the third quarter of 2024 compared to 16.8% in the same period of 2023 due to the factors noted above.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the nine months ended September 30, 2024 and 2023 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Nine Months Ended September 30, 2023	$19,877.7	$16,630.4	$3,247.3
(Decrease) increase
Truck sales volume	(950.8)	(770.7)	(180.1)
Average truck sales prices	194.2		194.2
Average material, labor and other direct costs		398.2	(398.2)
Factory overhead and other indirect costs		35.8	(35.8)
Extended warranties, operating leases and other	59.9	100.6	(40.7)
Currency translation	(35.2)	(37.7)	2.5
Total decrease	(731.9)	(273.8)	(458.1)
Nine Months Ended September 30, 2024	$19,145.8	$16,356.6	$2,789.2

•
Truck sales volume decreased revenues by $950.8 million and costs by $770.7 million, primarily reflecting lower truck deliveries in Europe, partially offset by higher truck deliveries in the U.S. and Canada.
•
Average truck sales prices increased by $194.2 million from modest price realization, primarily in the U.S. and Canada, Mexico and Australia.
•
Average truck costs increased by $398.2 million, primarily reflecting higher raw material and labor costs, partially offset by lower warranty costs.
•
Factory overhead and other indirect costs increased $35.8 million, primarily due to higher labor costs, partially offset by lower factory supplies and utilities costs.
•
Extended warranties, operating leases and other increased revenues by $59.9 million primarily due to higher volume of extended warranty, dealer support services and R&M contracts. The increase in extended warranty, operating leases and other cost of $100.6 million reflects higher costs from dealer support services, extended warranty, R&M contracts, and lower used truck results.
•
The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the Brazilian real, Canadian dollar and the Australian dollar relative to the U.S. dollar, partially offset by the increase in value of the euro relative to the U.S. dollar.
•
Truck gross margin was 14.6% in the first nine months of 2024 compared to 16.3% in the same period of 2023 due to the factors noted above.

Truck selling, general and administrative (SG&A) expense decreased in the third quarter of 2024 to $61.9 million from $71.5 million in 2023, primarily due to lower salaries and related expenses and professional expenses. For the first nine months of 2024, Truck SG&A decreased to $183.3 million from $206.6 million in 2023, primarily due to lower professional expenses.

As a percentage of sales, Truck SG&A was 1.0% for both the third quarter and first nine months of 2024, compared to 1.1% and 1.0% in the third quarter and first nine months of 2023, respectively.

Parts

The Company’s Parts segment accounted for 20% of revenues in the third quarter and first nine months of 2024, compared to 19% for both the third quarter and first nine months of 2023.

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2024	2023	% CHANGE	2024	2023	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$1,129.2	$1,099.8	3	$3,419.1	$3,348.2	2
Europe	345.5	325.1	6	1,052.9	1,001.5	5
Mexico, South America, Australia and other	182.9	157.3	16	525.8	454.4	16
	$1,657.6	$1,582.2	5	$4,997.8	$4,804.1	4
Parts income before income taxes	$406.7	$412.3	(1)	$1,276.3	$1,270.2
Pre-tax return on revenues	24.5%	26.1%		25.5%	26.4%

The Company’s worldwide parts net sales and revenues for the third quarter increased to $1.66 billion in 2024 from $1.58 billion in 2023. For the first nine months, worldwide parts net sales and revenues increased to $5.00 billion in 2024 from $4.80 billion in 2023. The increase in both periods was primarily due to higher sales in all markets.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the three months ended September 30, 2024 and 2023 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended September 30, 2023	$1,582.2	$1,083.1	$499.1
Increase (decrease)
Aftermarket parts volume	26.7	29.5	(2.8)
Average aftermarket parts sales prices	45.4		45.4
Average aftermarket parts direct costs		40.6	(40.6)
Warehouse and other indirect costs		4.8	(4.8)
Currency translation	3.3	1.2	2.1
Total increase (decrease)	75.4	76.1	(.7)
Three Months Ended September 30, 2024	$1,657.6	$1,159.2	$498.4
•
Aftermarket parts sales volume increased by $26.7 million and related cost of sales increased by $29.5 million primarily reflecting higher sales volume in all markets except the U.S. and Canada.
•
Average aftermarket parts sales prices increased sales by $45.4 million, primarily due to price realization in Europe.
•
Average aftermarket parts direct costs increased $40.6 million due to higher material costs, primarily in the U.S. and Canada and Europe.
•
Warehouse and other indirect costs increased $4.8 million, primarily due to higher salaries and related expenses.
•
The currency translation effect on sales and cost of sales reflects an increase in the value of the euro relative to the U.S dollar, partially offset by a decrease in the value of the Brazilian real relative to the U.S. dollar.
•
Parts gross margins in the third quarter of 2024 decreased to 30.1% from 31.5% in the third quarter of 2023 due to the factors noted above.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the nine months ended September 30, 2024 and 2023 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Nine Months Ended September 30, 2023	$4,804.1	$3,278.4	$1,525.7
Increase (decrease)
Aftermarket parts volume	55.8	44.9	10.9
Average aftermarket parts sales prices	133.2		133.2
Average aftermarket parts direct costs		116.7	(116.7)
Warehouse and other indirect costs		11.1	(11.1)
Currency translation	4.7	(.4)	5.1
Total increase	193.7	172.3	21.4
Nine Months Ended September 30, 2024	$4,997.8	$3,450.7	$1,547.1

•
Aftermarket parts sales volume increased by $55.8 million and related cost of sales increased by $44.9 million, primarily reflecting higher sales volume in all markets except the U.S. and Canada.
•
Average aftermarket parts sales prices increased sales by $133.2 million, primarily due to price realization in Europe and the U.S. and Canada.
•
Average aftermarket parts direct costs increased $116.7 million due to higher material costs, primarily in the U.S. and Europe.
•
Warehouse and other indirect costs increased $11.1 million, primarily due to higher salaries and related expenses.
•
The currency translation effect on sales reflects an increase in the value of the euro relative to the U.S dollar partially offset by a decrease in the value of the Brazilian real, Canadian dollar and Australian dollar relative to the U.S. dollar.
•
Parts gross margins in the first nine months of 2024 decreased to 31.0% from 31.8% in the first nine months of 2023 due to the factors noted above.

Parts SG&A expense increased in the third quarter of 2024 to $62.5 million from $61.4 million in 2023, and for the first nine months, Parts SG&A increased to $186.4 million in 2024 from $178.6 million in 2023. The increase in both periods was primarily due to higher salaries and related expenses, partially offset by lower sales and marketing costs and professional fees.

As a percentage of sales, Parts SG&A was 3.8% and 3.7% in the third quarter and first nine months of 2024, respectively, compared to 3.9% and 3.7% in the third quarter and first nine months of 2023, respectively.

Financial Services

The Company’s Financial Services segment accounted for 7% of revenues in the third quarter and 6% in the first nine months of 2024, compared to 5% in both the third quarter and first nine months of 2023.

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2024	2023	% CHANGE	2024	2023	% CHANGE
New loan and lease volume:
U.S. and Canada	$1,079.0	$1,032.7	4	$2,973.7	$2,699.6	10
Europe	336.7	368.6	(9)	881.0	1,136.9	(23)
Mexico, Australia, Brasil and other	595.9	500.3	19	1,592.2	1,407.6	13
	$2,011.6	$1,901.6	6	$5,446.9	$5,244.1	4
New loan and lease volume by product:
Loans and finance leases	$1,811.1	$1,737.3	4	$4,794.0	$4,768.6	1
Equipment on operating lease	200.5	164.3	22	652.9	475.5	37
	$2,011.6	$1,901.6	6	$5,446.9	$5,244.1	4
New loan and lease unit volume:
Loans and finance leases	13,110	12,120	8	33,510	34,670	(3)
Equipment on operating lease	1,720	1,690	2	5,310	5,220	2
	14,830	13,810	7	38,820	39,890	(3)
Average earning assets:
U.S. and Canada	$11,621.0	$9,644.9	20	$10,974.1	$9,268.7	18
Europe	4,084.0	4,445.6	(8)	4,260.3	4,432.2	(4)
Mexico, Australia, Brasil and other	4,595.3	3,803.2	21	4,443.8	3,447.8	29
	$20,300.3	$17,893.7	13	$19,678.2	$17,148.7	15
Average earning assets by product:
Loans and finance leases	$13,908.0	$12,250.9	14	$13,568.5	$11,613.5	17
Dealer wholesale financing	4,225.2	3,148.6	34	3,903.4	2,933.6	33
Equipment on lease and other	2,167.1	2,494.2	(13)	2,206.3	2,601.6	(15)
	$20,300.3	$17,893.7	13	$19,678.2	$17,148.7	15
Revenues:
U.S. and Canada	$231.8	$190.6	22	$661.6	$559.9	18
Europe	146.0	138.2	6	430.9	413.2	4
Mexico, Australia, Brasil and other	158.3	135.3	17	462.7	354.0	31
	$536.1	$464.1	16	$1,555.2	$1,327.1	17
Revenues by product:
Loans and finance leases	$250.1	$205.0	22	$723.1	$547.0	32
Dealer wholesale financing	84.8	64.8	31	233.2	169.5	38
Equipment on lease and other	201.2	194.3	4	598.9	610.6	(2)
	$536.1	$464.1	16	$1,555.2	$1,327.1	17
Income before income taxes	$106.5	$133.8	(20)	$331.6	$427.3	(22)

New loan and lease volume was $2.01 billion in the the third quarter of 2024 compared to $1.90 billion in the third quarter of 2023, and for the first nine months of 2024 was $5.45 billion compared to $5.24 billion in 2023. The increase in new loan and lease volume for both periods reflected higher finance market share of new PACCAR truck sales, primarily in the U.S. and Canada and Brasil. The increase in equipment on operating lease volume reflected higher market demand and a higher amount financed per truck in all major markets.

In the third quarter of 2024, PFS finance market share of new PACCAR truck sales was 26.9% compared to 23.7% in the third quarter of 2023. In the first nine months of 2024, PFS finance market share of new PACCAR truck sales was 24.2% compared to 23.4% in the first nine months of 2023.

In the third quarter of 2024, PFS revenues increased to $536.1 million from $464.1 million in 2023. In the first nine months of 2024, PFS revenues increased to $1.56 billion from $1.33 billion in 2023. The increase in both periods was primarily driven by portfolio growth in all markets except Europe.

PFS income before income taxes decreased to $106.5 million in the third quarter of 2024 from $133.8 million in the third quarter of 2023. In the first nine months of 2024, PFS income before income taxes decreased to $331.6 million from $427.3 million in 2023. The decrease in both periods was primarily due to lower operating lease margins, reflecting lower results on returned lease assets, partially offset by higher finance margins from a higher asset portfolio.

Included in Financial Services, Other assets on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $401.7 million at September 30, 2024 and $309.8 million at December 31, 2023. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized losses on used trucks, excluding repossessions, of $13.0 million in the third quarter of 2024 compared to gains of $4.3 million in the third quarter of 2023, including $9.7 million of losses on multiple unit transactions in the third quarter of 2024 compared to $3.2 million in the third quarter of 2023. Used truck losses related to repossessions, which are recognized as credit losses, were $2.0 million for the third quarter of 2024 and not significant for the third quarter of 2023.

The Company recognized losses on used trucks, excluding repossessions, of $37.5 million in the first nine months of 2024, compared to gains of $51.2 million in the first nine months of 2023, including losses on multiple unit transactions of $27.7 million in the first nine months of 2024 compared to $4.2 million in the first nine months of 2023. Used truck losses related to repossessions, which are recognized as credit losses, were $8.0 million for the first nine months of 2024 and $2.4 million first nine months of 2023.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the three months ended September 30, 2024 and 2023 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended September 30, 2023	$269.8	$138.5	$131.3
Increase (decrease)
Average finance receivables	53.8		53.8
Average debt balances		30.9	(30.9)
Yields	20.0		20.0
Borrowing rates		23.4	(23.4)
Currency translation and other	(8.7)	(4.4)	(4.3)
Total increase	65.1	49.9	15.2
Three Months Ended September 30, 2024	$334.9	$188.4	$146.5

•
Average finance receivables increased $2.86 billion (excluding foreign exchange effects), increasing interest and fees by $53.8 million in the third quarter of 2024, primarily due to higher average loan, finance lease and dealer wholesale balances.
•
Average debt balances increased $2.47 billion (excluding foreign exchange effects), increasing interest and other borrowing costs by $30.9 million in the third quarter of 2024, reflecting higher funding requirements for the portfolio from growth in loans, finance leases and dealer wholesale receivables.
•
Higher portfolio yields (7.4% in 2024 compared to 7.0% in 2023) increased interest and fees by $20.0 million. The higher portfolio yields were primarily due to higher market rates in all markets.
•
Higher borrowing rates (4.9% in 2024 compared to 4.2% in 2023) increased interest and other borrowing expenses by $23.4 million and were primarily due to higher debt market rates in all markets.

•
The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the Brazilian real and Mexican peso.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the nine months ended September 30, 2024 and 2023 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Nine Months Ended September 30, 2023	$716.5	$347.8	$368.7
Increase (decrease)
Average finance receivables	163.8		163.8
Average debt balances		83.5	(83.5)
Yields	80.9		80.9
Borrowing rates		93.1	(93.1)
Currency translation and other	(4.9)	(3.5)	(1.4)
Total increase	239.8	173.1	66.7
Nine Months Ended September 30, 2024	$956.3	$520.9	$435.4

•
Average finance receivables increased $2.99 billion (excluding foreign exchange effects), increasing interest and fees by $163.8 million in the first nine months of 2024, primarily due to higher average loan, finance lease and dealer wholesale balances.
•
Average debt balances increased $2.35 billion (excluding foreign exchange effects), increasing interest and other borrowing expenses by $83.5 million in the first nine months of 2024, reflecting higher funding requirements for the portfolio from growth in loans, finance leases and dealer wholesale receivables.
•
Higher portfolio yields (7.3% in 2024 compared to 6.6% in 2023) increased interest and fees by $80.9 million. The higher portfolio yields were primarily due to higher market rates in all markets.
•
Higher borrowing rates (4.7% in 2024 compared to 3.7% in 2023) increased interest and other borrowing expenses by $93.1 million and were primarily due to higher debt market rates in all markets.
•
The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the Brazilian real.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2024	2023	2024	2023
Operating lease and rental revenues	$168.4	$184.1	$513.4	$574.9
Used truck sales	25.0	3.1	63.1	15.5
Insurance, franchise and other revenues	7.8	7.1	22.4	20.2
Operating lease, rental and other revenues	$201.2	$194.3	$598.9	$610.6

Depreciation of operating lease equipment	$132.5	$122.2	$407.8	$363.0
Vehicle operating expenses	16.4	20.0	51.0	44.2
Cost of used truck sales	25.6	3.2	65.9	16.1
Insurance, franchise and other expenses	2.1	1.5	5.8	3.7
Depreciation and other expenses	$176.6	$146.9	$530.5	$427.0

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended September 30, 2024 and 2023 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended September 30, 2023	$194.3	$146.9	$47.4
Increase (decrease)
Used truck sales	21.7	22.0	(.3)
Results on returned lease assets		15.8	(15.8)
Average operating lease assets	(31.9)	(26.8)	(5.1)
Revenue and cost per asset	19.3	18.4	.9
Currency translation and other	(2.2)	.3	(2.5)
Total increase (decrease)	6.9	29.7	(22.8)
Three Months Ended September 30, 2024	$201.2	$176.6	$24.6

•
Higher sales volume, partially offset by lower market prices of used trucks on trade, increased revenues by $21.7 million and related depreciation and other expenses by $22.0 million.
•
Results on returned lease assets increased depreciation and other expenses by $15.8 million, primarily due to losses on sale of returned lease units in 2024 (compared to gains in 2023) and impairment on existing used truck inventories in Europe as a result of lower used truck market values.
•
Average operating lease assets decreased $337.0 million (excluding foreign exchange effects), which decreased revenues by $31.9 million and related depreciation and other expenses by $26.8 million.
•
Revenue per asset increased $19.3 million primarily due to higher average truck values financed. Cost per asset increased $18.4 million due to higher depreciation and operating expenses, mainly in Europe.
•
The currency translation effects on Operating lease, rental and other revenues reflects a decrease in the value of foreign currencies relative to the U.S. dollar, primarily Mexican peso, partially offset by an increase in the euro.

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the nine months ended September 30, 2024 and 2023 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Nine Months Ended September 30, 2023	$610.6	$427.0	$183.6
Increase (decrease)
Used truck sales	47.4	49.5	(2.1)
Results on returned lease assets		77.4	(77.4)
Average operating lease assets	(118.9)	(107.5)	(11.4)
Revenue and cost per asset	56.0	79.9	(23.9)
Currency translation and other	3.8	4.2	(.4)
Total (decrease) increase	(11.7)	103.5	(115.2)
Nine Months Ended September 30, 2024	$598.9	$530.5	$68.4

•
Higher sales volume, partially offset by lower market prices of used trucks on trade, increased revenues by $47.4 million and related depreciation and other expenses by $49.5 million.
•
Results on returned lease assets increased depreciation and other expenses by $77.4 million, primarily due to losses on sale of returned lease units in 2024 (compared to gains in 2023) and impairment on existing used truck inventories in Europe as a result of lower used truck market values.
•
Average operating lease assets decreased $398.1 million (excluding foreign exchange effects), which decreased revenues by $118.9 million and related depreciation and other expenses by $107.5 million.
•
Revenue per asset increased $56.0 million primarily due to higher average truck values financed. Cost per asset increased $79.9 million due to higher depreciation and operating expenses, mainly in Europe.

•
The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

Financial Services SG&A for the third quarter of 2024 increased to $42.2 million from $38.7 million in the third quarter of 2023. For the first nine months, Financial Services SG&A increased to $122.0 million in 2024 from $110.9 million in 2023. The increase in both periods was primarily due to higher salaries and related expenses and higher professional fees.

As an annualized percentage of average earning assets, Financial Services SG&A was .8% for both the third quarter and first nine months of 2024, and .9% for the same periods in 2023.

The following table summarizes the provision for losses on receivables and net charge-offs:

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$10.7	$5.5	$26.8	$15.8
Europe	7.3	6.1	12.6	11.1
Mexico, Australia, Brasil and other	4.4	1.8	10.8	5.8
	$22.4	$13.4	$50.2	$32.7

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$.9	$1.1	$2.0	$3.0
Europe	.5	.6	1.5	1.6
Mexico, Australia, Brasil and other	4.8	3.7	10.6	7.0
	$6.2	$5.4	$14.1	$11.6

The provision for losses on receivables was $22.4 million in the third quarter of 2024 compared to $6.2 million in 2023, and in the first nine months, the provision for losses on receivables was $50.2 million in 2024 compared to $14.1 million in 2023. The increase in provision for losses in the third quarter and first nine months of 2024 compared to 2023 was primarily driven by portfolio growth, an increase in the Company’s 30+ past due accounts and higher charge-offs in the U.S. and Canada and Europe. The increased charge-offs in the third quarter of 2024 included one large fleet customer in the U.S. and one large fleet customer in Europe. The increased charge-offs in the first nine months of 2024 included three large fleet customers in the U.S. and the same large fleet customer in Europe. The higher charge-offs in both periods also reflected higher average loss severity in all markets from lower used truck market values.

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

The post-modification balances of accounts modified during the nine months ended September 30, 2024 and 2023 are summarized below:

	2024		2023
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$324.3	3.0%	$134.5	1.4%
Insignificant delay	167.5	1.6%	81.8	.9%
Credit	189.0	1.7%	20.0	.2%
	$680.8	6.3%	$236.3	2.5%

* Amortized cost basis immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

Modification activity increased to $680.8 million in the first nine months of 2024 from $236.3 million in the same period of 2023. The increase in modifications for Commercial reasons primarily reflects higher volumes of refinancing, primarily in the U.S. The increase in both Insignificant delay modifications and Credit modifications reflect higher volumes of contract modifications in the U.S., Brasil and Europe.

The following table summarizes the Company’s 30+ days past due accounts:

	September 30 2024	December 31 2023	September 30 2023
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	1.1%	.8%	.4%
Europe	.9%	.5%	1.4%
Mexico, Australia, Brasil and other	1.6%	1.9%	1.5%
Worldwide	1.2%	1.0%	.8%

Accounts 30+ days past due was 1.2% at September 30, 2024 compared to 1.0% at December 31, 2023 and .8% at September 30, 2023. The increased percentage of past due accounts as of September 30, 2024 compared to December 31, 2023 is primarily due to two large fleet customers in the U.S. and Canada and two large fleet customers in Europe, partially offset by decreases in past due accounts in Mexico and Australia. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $18.5 million of accounts worldwide during the third quarter of 2024, $35.0 million during the fourth quarter of 2023 and $21.5 million during the third quarter of 2023 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	September 30 2024	December 31 2023	September 30 2023
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	1.2%	.8%	.4%
Europe	.9%	1.8%	1.4%
Mexico, Australia, Brasil and other	2.0%	2.0%	2.1%
Worldwide	1.3%	1.2%	.9%

Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at September 30, 2024, December 31, 2023 and September 30, 2023. The effect on the allowance for credit losses from such modifications was not significant at September 30, 2024, December 31, 2023 and September 30, 2023.

The Company’s annualized pre-tax return on average assets for Financial Services was 1.9% in the third quarter of 2024 compared to 2.7% in the same period of 2023. For the first nine months of 2024, annualized pre-tax return on average assets was 2.1% compared to 3.1% in 2023. The lower returns primarily reflect lower operating lease margin from lower results on returned lease assets.

Other

Other includes the winch business as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the third quarter and first nine months of 2024 and 2023. Other SG&A increased to $19.9 million for the third quarter of 2024 from $10.7 million for the third quarter of 2023 and increased to $64.9 million for the first nine months of 2024 compared to $63.1 million for the same period of 2023. The increase in both periods was primarily due to higher salaries and related expenses.

For the third quarter of 2024, Other income before income taxes was $3.6 million compared to $1.6 million in 2023 primarily due to lower corporate expenses. For the first nine months of 2024, Other income before tax was $4.0 million compared to loss of $616.6 million in 2023, primarily due to the EC-related charge in the first quarter of 2023, which is discussed in Note M of the consolidated financial statements.

Investment income for the third quarter increased to $108.7 million in 2024 compared to $80.8 million in 2023. For the first nine months, investment income increased to $290.0 million in 2024 from $192.5 million in 2023. The increase in both periods is primarily driven higher investment balances as well as higher yields on investment due to higher market interest rates, primarily in the U.S. and Europe.

Income Taxes

The effective tax rate for the third quarter of 2024 was 22.6% compared to 22.7% for the third quarter of 2023. The effective tax rate for the first nine months of 2024 was 22.6% compared to 21.9% for the first nine months of 2023. Included in the first quarter of 2023 was the EC-related charge of $600.0 million, which lowered the effective tax rate. Excluding the EC charge and related tax benefits, the effective tax rate for the first nine months of 2023 was 22.4%.

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2024	2023	2024	2023
Domestic income before taxes	$786.9	$1,026.5	$2,783.1	$2,858.0
Foreign income before taxes	469.4	562.9	1,468.5	1,218.9
Total income before taxes	$1,256.3	$1,589.4	$4,251.6	$4,076.9
Domestic pre-tax return on revenues	16.9%	21.4%	18.8%	20.1%
Foreign pre-tax return on revenues	13.1%	14.4%	13.4%	10.3%
Total pre-tax return on revenues	15.2%	18.3%	16.5%	15.6%

For the third quarter and first nine months of 2024, domestic income before income taxes decreased primarily due to the lower Truck operation results. For the third quarter of 2024, foreign income before taxes decreased primarily due to lower Truck operation results in Europe. For the first nine months of 2024, foreign income before taxes increased as the first nine months of 2023 included the EC-related charge of $600.0 million which also reduced foreign pre-tax return on revenues in 2023. For the third quarter of 2024, total pre-tax return on revenues decreased reflecting lower returns in Truck and Parts operations. For the first nine months of 2024, total pre-tax return on revenues increased reflecting the EC-related charge in 2023.

LIQUIDITY AND CAPITAL RESOURCES:

	September 30	December 31
($ in millions)	2024	2023
Cash and cash equivalents	$6,849.2	$7,181.7
Marketable securities	2,510.7	1,822.6
	$9,359.9	$9,004.3

The Company’s total cash and marketable securities at September 30, 2024 increased $355.6 million from the balances at December 31, 2023. Total cash and marketable securities are primarily intended to provide liquidity while preserving capital.

The change in cash and cash equivalents is summarized below:

($ in millions)
Nine Months Ended September 30,	2024	2023
Operating activities:
Net income	$3,290.0	$3,183.5
Net income items not affecting cash	725.3	577.4
Changes in operating assets and liabilities, net	(820.1)	(757.6)
Net cash provided by operating activities	3,195.2	3,003.3
Net cash used in investing activities	(2,755.3)	(1,931.1)
Net cash (used in) provided by financing activities	(766.4)	159.5
Effect of exchange rate changes on cash and cash equivalents	(6.0)	(16.3)
Net (decrease) increase in cash and cash equivalents	(332.5)	1,215.4
Cash and cash equivalents at beginning of period	7,181.7	4,690.9
Cash and cash equivalents at end of period	$6,849.2	$5,906.3

Operating activities: Cash provided by operations increased by $191.9 million to $3,195.2 million in the first nine months of 2024 from $3,003.3 million in 2023. The increased operating cash flow reflects higher net income by $106.5 million and $147.9 million higher cash provided from net income items not affecting cash, primarily deferred income taxes and the provision for losses on financial services receivables, partially offset by higher cash usage from net changes in operating assets and liabilities of $62.5 million. The net changes in operating assets and liabilities are mainly due to decreases in accruals of $1,059.4 million, including the EC-related charge and product support liabilities, partially offset by lower increases in trade and other receivables of $481.4 million, lower cash outflow for inventories of $363.7 million, and lower increases in wholesale receivables on new trucks of $169.4 million in the Financial Services segment.

Investing activities: Cash used in investing activities increased by $824.2 million to $2,755.3 million in the first nine months of 2024 from $1,931.1 million in 2023. The increase in net cash used in investing activities reflects increased purchases of marketable securities, net of proceeds from sales and maturities, of $505.4 million, increased acquisitions of equipment for operating leases of $235.5 million and cash contributed to the battery manufacturing joint venture, Amplify Cell Technologies, of $125.8 million.

Financing activities: Cash used in financing activities was $766.4 million for the first nine months of 2024, $925.9 million higher than the $159.5 million provided in 2023. The increase reflects higher cash dividends and lower net borrowing activity. In the first nine months of 2024, the Company paid $2.13 billion in dividends compared to $1.38 billion in 2023, due to a higher year-end dividend paid in January 2024. Cash provided by borrowing activities was $1.32 billion in 2024, $172.9 million lower than the cash provided by borrowing activities of $1.50 billion in 2023.

Credit Lines and Other

The Company has line of credit arrangements of $5.30 billion, of which $4.73 billion were unused at September 30, 2024. Included in these arrangements are $4.00 billion of committed bank facilities, of which $1.50 billion expires in June 2025, $1.25 billion expires in June 2027 and $1.25 billion expires in June 2029. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the nine months ended September 30, 2024.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of September 30, 2024, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the first nine months of 2024.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in the first nine months of 2024 were $562.8 million compared to $471.7 million for the same period of 2023. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $8.27 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2024, total capital investments for PACCAR are expected to be $760 to $800 million and R&D is expected to be $450 to $470 million. In 2025, capital investments are expected to be $700 to $800 million and R&D is expected to be $480 to $530 million. The Company is increasing its investment in advanced new trucks and powertrains, enhanced manufacturing capabilities and capacity, and aftermarket distribution capabilities and capacity.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2021, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of September 30, 2024 was $7.15 billion. The registration expires in November 2024 and does not limit the principal amount of debt securities that may be issued during that period. The Company intends to file a new shelf registration in November.

As of September 30, 2024, the Company’s European finance subsidiary, PACCAR Financial Europe, had €599.7 million available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program has been renewed through the filing of a new listing, which expires in July 2025.

In August 2021, PACCAR Financial Mexico registered a 10.00 billion Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5.00 billion Mexican pesos. At September 30, 2024, 4.07 billion Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL Australia), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL Australia as of September 30, 2024 was 700.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. There were no borrowings under this program as of September 30, 2024.

The Company’s Brazilian subsidiary, Banco PACCAR S.A., established a lending program in December 2021 with the local development bank, Banco Nacional de Desenvolvimento Economico e Social (BNDES) for qualified customers to receive preferential conditions and generally market interest rates. The program is limited to 2.51 billion Brazilian reais and has 1.05 billion Brazilian reais outstanding as of September 30, 2024. The Brazilian subsidiary also established a Letra Financeira (LF) program in May 2024 and the program does not limit the principal amount of debt securities that may be issued under the program. A total of 500.0 million Brazilian reais medium-term notes were outstanding as of September 30, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended September 30, 2024. For additional information, refer to Item 7A as presented in the 2023 Annual Report on Form 10‑K.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2023 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended September 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

For Items 2(a) and (b), there was no reportable information for the three months ended September 30, 2024.

(c)
Issuer purchases of equity securities.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of September 30, 2024, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the first nine months of 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 17, 2024*

(i)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(j)	001-14817

(10)	Material Contracts:

(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 10, 2012	10(b)	001-14817

(c)	Deferred Incentive Compensation Plan (Amended and Restated as of December 31, 2004)	10-K	February 27, 2006	10(b)	001-14817

(d)	Third Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	10-Q	May 2, 2024	10(d)	001-14817

(e)	Form of Deferred Restricted Stock Unit Grant Agreement for Non-Employee Directors	10-Q	July 31, 2024	10(e)	001-14817

(f)	Form of Restricted Stock Grant Agreement for Non-Employee Directors	10-Q	July 31, 2024	10(f)	001-14817

(g)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	10-K	February 19, 2020	10(g)	001-14817

(h)	PACCAR Inc Long Term Incentive Plan	10-K	February 22, 2023	10(h)	001-14817

(i)	Amendment One to PACCAR Inc Long Term Incentive Plan, Nonstatutory Stock Option Agreement and Form of Option Grant Agreement	10-Q	August 7, 2013	10(k)	001-14817

(j)	PACCAR Inc Long Term Incentive Plan, 2018 Form of Restricted Stock Award Agreement	10-K	February 21, 2019	10(m)	001-14817

(k)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Unit Agreement	10-K	February 21, 2019	10(n)	001-14817

(l)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document*

(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	October 30, 2024	By	/s/ B. J. Poplawski
B. J. Poplawski
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)