Form 10-K
period 2024-12-31
PACCAR INC
filed 2025-02-19
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

————————————————————————————————————————————————————

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

As of June 30, 2024, the aggregate market value of the voting stock held by non-affiliates of the registrant was $53.00 billion.

As of January 31, 2025, there were 524,802,603 shares of common stock, $1 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on April 29, 2025 are incorporated by reference into Part III of this Form 10-K.

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

PACCAR's Other business included the manufacturing and marketing of industrial winches through October 31, 2024, when PACCAR sold 100% of the capital stock of PACCAR Winch Inc.

TRUCKS

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. The Company also designs and manufactures diesel engines, primarily for use in the Company’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands; and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington and Mexicali, Mexico. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada; Denton, Texas, and Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF COE trucks assembled in the United Kingdom (U.K.) by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the U.K. PACCAR competes in the Brazilian heavy truck market with DAF COE models assembled in Ponta Grossa in the state of Paraná, Brasil. PACCAR competes in the Australian medium and heavy truck markets with Kenworth conventional and COE models and certain DAF COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models primarily assembled in the U.K. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounted for 74% of total 2024 net sales and revenues.

Substantially all trucks are sold to independent dealers. The Kenworth and Peterbilt nameplates are marketed and distributed by separate divisions in the U.S. and a foreign subsidiary in Canada. The Kenworth nameplate is also marketed and distributed by foreign subsidiaries in Mexico and Australia. The DAF nameplate is marketed and distributed worldwide by a foreign subsidiary headquartered in the Netherlands and is also marketed and distributed by foreign subsidiaries in Brasil, Australia and Mexico. The decision to operate as a subsidiary or as a division is incidental to PACCAR’s Truck segment operations and reflects legal, tax and regulatory requirements in the various countries where PACCAR operates.

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

The Company’s trucks have a reputation for high quality products, most of which are ordered by dealers according to customer specifications. Some units are ordered by dealers for stocking to meet the needs of certain customers who require immediate delivery or for customers that require the chassis to be fitted with specialized bodies. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures PACCAR engines and axles and a higher percentage of other components for its heavy truck models. The Company also manufactures engines at its Columbus, Mississippi facility. In 2024, the Company installed PACCAR engines in approximately 33% of the Company’s Kenworth and Peterbilt heavy‑duty trucks in the U.S. and Canada and substantially all of the DAF heavy-duty trucks sold throughout the world. Engines not manufactured by the Company are purchased from Cummins Inc. (Cummins). The Company purchased a significant portion of its transmissions from Eaton Corporation Plc. (Eaton) and ZF Friedrichshafen AG (ZF). The Company also purchased a significant portion of North America stampings used for cabs from Magna International Inc. (Magna). The Company has long-term agreements with Cummins, Eaton, ZF and Magna to provide for continuity of supply. A loss of supply from Cummins, Eaton, ZF or Magna, and the resulting interruption in the production of trucks, would have a material effect on the Company’s results. Purchased materials and parts include raw materials, partially processed materials, such as castings, and finished components manufactured by independent suppliers. The Company and its suppliers rely on semiconductors as an essential component in the production of its trucks and aftermarket parts. The Company and its suppliers source semiconductors from various suppliers. Raw materials, partially processed materials and finished components typically make up approximately 85% of the cost of new trucks. The value of finished truck components manufactured by independent suppliers is lower in Europe due to a higher level of vertical integration as compared to North America. In addition to materials, the Company’s cost of sales includes labor and factory overhead, vehicle delivery and warranty. Accordingly, except for certain factory overhead costs such as facilities depreciation, property taxes and utilities, the Company’s cost of sales are highly correlated to sales.

The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-, medium-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 2% of consolidated revenues in 2024. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would require the Company to either contract for an alternative source of supply or to manufacture cabs itself.

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

There are four principal competitors in the U.S. and Canada commercial truck market. The Company’s share of the U.S. and Canadian Class 8 market was 30.7% of retail sales in 2024, and the Company’s medium-duty market share was 18.0%. In Europe, there are six principal competitors in the commercial truck market, including parent companies to the four competitors of the Company in the U.S. In 2024, DAF had a 14.4% share of the European heavy-duty market and a 9.5% share of the light/medium-duty market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

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

The Company had a total production backlog of $7.6 billion at the end of 2024. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90‑day backlog approximated $3.8 billion at December 31, 2024, $7.6 billion at December 31, 2023 and $8.0 billion at December 31, 2022. Production of the year-end 2024 backlog is expected to be substantially completed during 2025.

PARTS

The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles to over 2,000 Kenworth, Peterbilt and DAF dealers and more than 350 TRP, PACCAR's aftermarket parts brand, stores in 95 countries around the world. Aftermarket truck parts are sold and delivered to the Company’s independent dealers through the Company’s 20 strategically located parts distribution centers (PDCs) in the U.S., Canada, Europe, Australia, Mexico and Central and South America. Parts are primarily purchased from various suppliers and also manufactured by the Company. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 20% of total 2024 net sales and revenues.

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

FINANCIAL SERVICES

PACCAR Financial Services (PFS) operates in 26 countries in North America, Europe, Australia and South America through wholly owned finance companies operating under the PACCAR Financial trade name. PFS also conducts full-service leasing operations through operating divisions or wholly owned subsidiaries in North America, Germany and Australia under the PacLease trade name. Selected dealers in North America and Australia are franchised to provide full-service leasing. PFS provides its franchisees with equipment financing and administrative support. PFS also operates its own full-service lease outlets. PFS’s retail loan and lease customers consist of small, medium and large commercial trucking companies, independent owner/operators and other businesses and acquire their PACCAR trucks principally from independent PACCAR dealers. PFS accounted for 6% of total net sales and revenues and 52% of total assets in 2024.

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

The ability of customers to pay their obligations to PFS depends on the state of the general economy, the extent of freight demand, freight rates and the cost of fuel, among other factors. PFS limits its exposure to any one customer, with no one customer or dealer balance representing over 5% of the aggregate portfolio assets. PFS generally requires a down payment and secures its interest in the underlying truck collateral and may require other collateral or guarantees. In the event of default, PFS will repossess the truck and sell it in the open market primarily through its dealer network or PFS used truck centers. PFS will also seek to recover any shortfall between the amounts owed and the amounts recovered from sale of the collateral. The amount of credit losses depends on the rate of default on loans and finance leases and, in the event of repossession, the ability to recover the amount owed from sale of the collateral which is affected by used truck prices and other factors. For over sixty years, PFS’s experience has been that periods of economic weakness result in higher past dues and increased rates of repossession. Used truck prices also tend to fall during periods of economic weakness. As a result, credit losses tend to increase during periods of economic weakness. PFS provides an allowance for credit losses based on specifically identified customer risks and an analysis of estimated losses inherent in the portfolio, considering the amount of past due accounts, the trends of used truck prices and the current and forecasted economic conditions of its geographic markets.

Financial Services SG&A expenses consist primarily of personnel costs associated with originating and servicing the loan and lease portfolios. These costs vary somewhat depending on overall levels of business activity, but given the ongoing nature of servicing activities, tend to be relatively stable.

OTHER BUSINESSES

Other businesses included the manufacturing of industrial winches in two U.S. plants and marketing them under the BRADEN, CARCO and Gearmatic nameplates through October 31, 2024. Sales of industrial winches were less than 1% of total net sales and revenues in 2024, 2023 and 2022.

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

The Company designs and manufactures engines for use in PACCAR vehicles worldwide. The Company’s operations and products are subject to extensive statutory and regulatory requirements governing greenhouse gas and non-greenhouse gas emissions. These include standards imposed by the U.S. Environmental Protection Agency (EPA), the European Union, U.S. state regulatory agencies (such as the California Air Resources Board), regulatory agencies in other international markets where the Company operates, and international accords related to climate change including the Paris Agreement. The primary laws and regulations are the EPA’s Greenhouse Gas Emissions Standards and Fuel Efficiency Standards for Medium and Heavy-Duty Engines and Vehicles, EPA’s Clean Truck Initiative, the Regulation of the European Parliament and of the Council on the Monitoring and Reporting of CO2 Emissions from Fuel Consumption of New Heavy-Duty Vehicles, and the Heavy-Duty Omnibus Regulation and Advanced Clean Truck (ACT) regulation of the California Air Resources Board. The ACT regulation, which has been adopted by several other states, requires an increasing percentage of medium- and heavy-duty trucks sold into the state to be zero emissions.

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

HUMAN CAPITAL MANAGEMENT

PACCAR is committed to a strong, inclusive and collaborative culture and the Company’s excellent financial results reflect its outstanding workforce. The Company provides its employees with robust benefit packages, comprehensive training programs, tuition assistance and a work environment that promotes safety, respect and belonging.

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

On December 31, 2024, the Company had approximately 30,100 employees. Approximately 38% were U.S. employees.

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

PACCAR has publicly disclosed greenhouse gas emissions on its website and through CDP (formerly Carbon Disclosure Project) since 2014 and has established greenhouse gas emission reduction targets approved by the Science Based Targets Initiative (SBTi). PACCAR expects to continue to significantly invest in technologies to improve fuel efficiency for its customers, which would also reduce greenhouse gas emissions.

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

Advanced Vehicles - PACCAR continued its SuperTruck 3 program to develop and deploy next generation Class 8 Kenworth and Peterbilt battery-electric vehicles, along with its vehicle charging infrastructure. SuperTruck 3 is a U.S. Department of Energy (DOE) initiative to develop state-of-the-art zero emissions medium- and heavy-duty trucks. The SuperTruck initiative was launched in 2009 by the DOE to improve heavy-duty truck freight efficiency. Kenworth and Peterbilt successfully developed state-of-the-art vehicles in the prior SuperTruck and SuperTruck 2 programs. Many of the technologies developed in the earlier SuperTruck programs were deployed in production vehicles, benefiting the environment and PACCAR’s customers.

Remanufacturing - Remanufacturing is the industrial process of returning a previously used component to “like-new” condition. Remanufacturing helps the environment by reducing waste. PACCAR’s aftermarket parts division sells remanufactured engines and many other remanufactured components. PACCAR is investing in additional global engine manufacturing capacity, and in the construction of a new engine remanufacturing facility in Columbus, Mississippi. The Company also has engine remanufacturing capacity on its Eindhoven Campus in the Netherlands.

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

Battery Manufacturing - PACCAR, Cummins, Daimler Trucks and EVE Energy have partnered to produce state-of-the-art commercial vehicle batteries in a 21-gigawatt hour (GWh) factory in Marshall County, Mississippi. The factory is expected to start production in the next few years.

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

INFORMATION ABOUT THE COMPANY’S EXECUTIVE OFFICERS

Item 401(b) of Regulation S-K:

Information about the Company’s Executive Officers as of February 19, 2025 is as follows:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (71)	Executive Chairman of the Board of Directors since April 2014; Chairman and Chief Executive Officer from 1997 to April 2014. Mr. Pigott is the brother of John M. Pigott, a director of the Company.

R. Preston Feight (57)	Chief Executive Officer since July 2019.

Harrie C.A.M. Schippers (62)	President and Chief Financial Officer since January 2018.

Kevin D. Baney (54)

Executive Vice President since January 2025; Senior Vice President from January 2024 to December 2024; Vice President of PACCAR and General Manager of Kenworth Truck Company from August 2019 to December 2023.

C. Michael Dozier (59)	Executive Vice President since January 2023; Senior Vice President from January 2020 to December 2022.

Darrin C. Siver (58)	Executive Vice President since January 2023; Senior Vice President from January 2017 to December 2022.

Laura J. Bloch (48)

Senior Vice President since January 2025; Vice President of PACCAR and General Manager of PACCAR Parts from March 2022 to December 2024; Senior Assistant General Manager of Sales and Marketing, PACCAR Parts from August 2021 to February 2022; Assistant General Manager of Sales and Marketing, Kenworth from February 2019 to July 2021.

John N. Rich (56)

Senior Vice President and Chief Technology Officer since January 2024; Vice President and Chief Technology Officer from March 2021 to December 2023; Prior to that, he worked for 30 years at Ford Motor Company in positions of increasing responsibility including Director of Autonomous Vehicles and Technology; Chief Operating Officer of AV LLC and Executive Director of Global Strategy.

Paulo H. Bolgar (56)

Vice President and Chief Human Resources Officer since June 2022; Served as Human Resources Vice President of Americas and Global Business Units and Global R&D for Baxter International, Inc. from January 2020 to May 2022.

Craig R. Gryniewicz (57)	Vice President, Global Financial Services since February 2025; Vice President of PACCAR and President of PACCAR Financial Corp. from February 2019 to January 2024.

A. Lily Ley (59)	Vice President and Chief Information Officer since January 2017.

Jacob J. Montero (41)

Vice President of PACCAR and General Manager of Peterbilt since January 2025; Assistant General Manager of Sales and Marketing, Peterbilt from July 2023 to December 2024; General Sales Manager, Peterbilt from August 2019 to June 2023.

Brice J. Poplawski (60)	Vice President and Controller since May 2023; Senior Operations Controller from July 2020 to April 2023; Corporate Operations Controller from January 2007 to June 2020.

Harald P. Seidel (57)	Vice President of PACCAR and President of DAF Trucks N.V. since August 2022; Director of Finance of DAF Trucks N.V. from October 2017 to July 2022.

Bryan M. Sitko (48)

Vice President and General Manager of PACCAR Parts since January 2025; Assistant General Manager of Operations, Kenworth from June 2022 to December 2024; Assistant General Manager of Sales and Marketing, PACCAR Financial Corp from January 2019 to May 2022.

James W. Walenczak (50)

Vice President of PACCAR and General Manager of Kenworth since January 2024; Assistant General Manager – Sales and Marketing, Kenworth from August 2021 to December 2023; Assistant General Manager – Operations, PACCAR Parts from February 2019 to July 2021.

Michael K. Walton (60)	Vice President and General Counsel since August 2020; Senior Counsel from August 2007 to July 2020.

Harry M.B. Wolters (54)	Vice President of PACCAR and General Manager Global Powertrain & Electrification since August 2022; Vice President of PACCAR and President of DAF Trucks N.V. from September 2018 to July 2022.

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

Transition Risks Related to Climate Change. The Company has ongoing product development programs intended to address changing customer demand in the context of climate change and achieve its targeted reductions in emissions. These involve the continuing development of compliant clean diesel powertrains and the design, manufacture, and sale of alternative powertrain commercial vehicles (e.g., battery-electric, hybrid, hydrogen fuel cell, and hydrogen combustion). The pace of transition from diesel combustion to alternative powertrain commercial vehicles is highly uncertain and will be influenced by:

•
the success of the Company’s research and development programs
•
customer demand for alternative powertrain vehicles
•
advancements in battery-electric, hybrid, hydrogen fuel cell, and hydrogen combustion technology
•
the cost of batteries, hydrogen fuel cells and liquid hydrogen
•
global regulations requiring the use of alternative powertrain vehicles and/or providing incentives to facilitate the transition to alternative powertrain commercial vehicles
•
investments in energy and power infrastructure (e.g., renewable power supply, electric charging services, hydrogen supply and distribution) in key markets, as well as the associated utility costs
•
the ability of the supply chain to deliver components, including commodities and raw materials that are unique to alternative powertrain commercial vehicles
•
the success of new and existing competitors in developing and selling alternative powertrain commercial vehicles

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

The Financial Services Segment is Subject to Credit Risk. The Financial Services segment is exposed to the risk of loss arising from the failure of a customer, dealer or counterparty to meet the terms of the loans, leases and derivative contracts with the Company. Although the financial assets of the Financial Services segment are secured by the underlying equipment and sometimes other collateral, in the event a customer cannot meet its obligations to the Company, there is a risk the value of the underlying collateral will not be sufficient to recover the amounts owed to the Company, resulting in credit losses.

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

Information Technology and Cybersecurity. The Company relies on information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of its business processes and activities. Some of the Company’s products include telematics which provide over-the-air software updates, advanced fleet management tools and real-time data analytics on driver and vehicle performance. These computer systems and networks may be subject to disruptions during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses/malware; or outside parties attempting to disrupt the Company’s business or gain unauthorized access to the Company’s electronic data. The Company maintains a cybersecurity insurance policy and continues to invest in protections to guard against such events. Despite these safeguards, there remains a risk of system disruptions, unauthorized access and data loss.

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

Political, Regulatory and Economic Risks

Multinational Operations. The Company’s global operations are exposed to political, economic and other risks and events beyond its control in the countries in which the Company operates. The Company may be adversely affected by political instabilities, fuel shortages or interruptions in utility or transportation systems, natural calamities, recessions or slower economic growth, inflation, epidemics and pandemics, wars, geopolitical tensions and conflicts, terrorism and labor strikes. Changes in government monetary or fiscal policies and international trade policies may impact demand for the Company’s products, financial results and competitive position. PACCAR’s global operations are subject to extensive trade, competition and anti-corruption laws and regulations that could impose significant compliance costs.

Environmental Regulations. The Company’s operations are subject to environmental laws and regulations that impose significant compliance costs. The Company could experience higher research and development and manufacturing costs due to changes in government requirements for its products, including changes in emissions, fuel, greenhouse gas or other regulations.

Emissions Requirements and Reduction Targets. PACCAR’s operations and products are subject to extensive statutory and regulatory requirements governing greenhouse gas and non-greenhouse gas emissions. These include standards imposed by the U.S. Environmental Protection Agency (EPA), the European Union, U.S. state regulatory agencies (such as the California Air Resources Board), regulatory agencies in other international markets where the Company operates, and international accords related to climate change including the Paris Agreement. The primary laws and regulations are the EPA’s Greenhouse Gas Emissions Standards and Fuel Efficiency Standards for Medium and Heavy-Duty Engines and Vehicles, EPA’s Clean Truck Initiative, the Regulation of the European Parliament and of the Council on the Monitoring and Reporting of CO2 Emissions from Fuel Consumption of New Heavy-Duty Vehicles, and the Heavy-Duty Omnibus Regulation and Advanced Clean Truck (ACT) regulation of the California Air Resources Board. The EU regulations have set CO2 emission reduction targets and require a significant portion of vehicles sold to be zero or near zero emission. Not meeting these targets would result in significant fines by the EU commission. The ACT regulation, which has been adopted by several states, requires an increasing percentage of medium- and heavy-duty trucks sold into the state to be zero emission.

The Company’s product planning is aligned with these statutory and regulatory requirements, and uses a climate change scenario analysis to limit global warming to below 2°C. Even without legislation to reduce greenhouse gas emissions, PACCAR expects to continue to significantly invest in technologies to improve fuel efficiency for its customers, which would also reduce greenhouse gas emissions.

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

Recalls, Litigation, Product Liability and Regulatory. The Company’s products are subject to recall for environmental, performance and safety-related issues. Product recalls, lawsuits, regulatory actions or increases in the reserves the Company establishes for contingencies may increase the Company’s costs and lower profits. Due to the international nature of the Company’s business, some products are also subject to international trade regulations, including customs and import/export related laws and regulations, government embargoes and sanctions prohibiting sales to specific persons or countries, as well as anti-corruption laws. The Company’s telematics depend on cellular frequency allocations regulated by government agencies and collected data is subject to various privacy laws and government regulations. The Company’s reputation and its brand names are valuable assets, and claims or regulatory actions, even if unsuccessful or without merit, could adversely affect the Company’s reputation and brand images because of adverse publicity.

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

ITEM 2. PROPERTIES.

The Company and its subsidiaries own and operate manufacturing plants in four U.S. states, three countries in Europe, and in Australia, Brasil, Canada and Mexico. The Company also has 20 parts distribution centers, many sales and service offices, and finance and administrative offices which are operated in owned or leased premises in these and other locations, including a service office in India. Facilities for product testing and research and development are located in the state of Washington and the Netherlands. The Company also has an innovation center in Sunnyvale, California. The Company’s corporate headquarters is located in owned premises in Bellevue, Washington. The Company considers all of the properties used by its businesses to be suitable for their intended purposes.

The Company invests in facilities, equipment and processes to provide manufacturing and warehouse capacity to meet its customers’ needs and improve operating performance.

The following summarizes the number of the Company’s manufacturing plants and parts distribution centers by geographical location within indicated industry segments:

	U.S.	Canada	Australia	Mexico	Europe	Central and So. America
Truck	4	1	1	1	3	1
Parts	7	2	2	1	5	3

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)
Market Information, Holders, Dividends, Securities Authorized for Issuance Under Equity Compensation Plans and Performance Graph.

Market Information and Holders.

Common stock of the Company is traded on the Nasdaq Stock Market under the symbol PCAR. There were 1,392 record holders of the common stock at December 31, 2024. The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2024 regarding compensation plans under which PACCAR equity securities are authorized for issuance.

	Number of Securities Granted and to be Issued Related to Outstanding Options and Restricted Stock Units	Weighted-average Exercise Price of Outstanding Options	Securities Available for Future Grant
Stock compensation plans approved by stockholders	4,564,123	$68.77	14,247,054

All stock compensation plans have been approved by the stockholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 682,514 shares that represent deferred cash awards payable in stock.

Securities available for future grant are authorized under the following two plans: (i) 13,321,465 shares under the LTI Plan, and (ii) 925,589 shares under the RSDC Plan.

Stockholder Return Performance Graph.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, to the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the return of the industry peer group of companies identified below (the “Peer Group Index”) for the last five fiscal years ended December 31, 2024. The Peer Group Index includes AGCO Corporation, Caterpillar Inc., Cummins Inc., Daimler Truck Holdings AG (effective January 1, 2022), Deere & Company, Eaton Corporation, Iveco Group N.V. (effective January 1, 2022), Oshkosh Corporation, TRATON SE (effective January 1, 2021), Navistar International Corporation (from 2019 through 2020), Terex Corporation and AB Volvo. Standard & Poor’s has calculated a return for each company in the Peer Group Index weighted according to its respective capitalization at the beginning of each period with dividends reinvested on a monthly basis. Management believes that the identified companies and methodology used in the graph for the Peer Group Index provide a better comparison than other indices available. The comparison assumes that $100 was invested December 31, 2019, in the Company’s common stock and in the stated indices and assumes reinvestment of dividends.

PACCAR Inc
S&P 500 Index
Peer Group Index
300
250
200
150
100
50
2019
2020
2021
2022
2023
2024

	2019	2020	2021	2022	2023	2024
PACCAR Inc	100	111.74	118.03	138.09	214.05	237.19
S&P 500 Index	100	118.40	152.39	124.79	157.59	197.02
Peer Group Index	100	133.64	162.88	177.56	214.49	260.91

(b)
Use of Proceeds from Registered Securities.

Not applicable.

(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of December 31, 2024, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made during the fourth quarter of 2024.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW:

PACCAR is a global technology company whose Truck segment includes the design and manufacture of high-quality light-, medium- and heavy-duty commercial trucks. In the U.S. and Canada, trucks are sold under the Kenworth and Peterbilt nameplates, in Europe, under the DAF nameplate and in Mexico, Australia and South America, under the Kenworth and DAF nameplates. The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles. The Company’s Financial Services segment derives its earnings primarily from financing or leasing PACCAR products in North America, Europe, Australia and South America. The Company’s Other business included the manufacturing and marketing of industrial winches through October 31, 2024, when PACCAR sold its industrial winch business.

2024 Financial Highlights

•
Worldwide net sales and revenues were $33.66 billion in 2024 compared to $35.13 billion in 2023, primarily due to lower truck revenues, partially offset by higher parts and financial services revenues.
•
Truck sales were $24.84 billion in 2024 compared to $26.85 billion in 2023 from lower revenues in Europe and the U.S. and Canada.
•
Parts sales were $6.67 billion in 2024 compared to $6.41 billion in 2023, reflecting higher price realization in all markets.
•
Financial Services revenues were $2.10 billion in 2024 compared to $1.81 billion in 2023, primarily due to portfolio growth and higher portfolio yields.
•
In 2024, PACCAR earned net income for the 86th consecutive year. Net income was $4.16 billion ($7.90 per diluted share) in 2024 compared to $4.60 billion ($8.76 per diluted share) in 2023.
•
After-tax return on beginning equity (ROE) was 26.2% in 2024 compared to 34.9% in 2023. Equity increased 10.3% from $15.88 billion in 2023 to a record $17.51 billion in 2024.
•
Capital investments were $795.8 million in 2024 compared to $698.3 million in 2023.
•
Research and development (R&D) expenses were $452.9 million in 2024 compared to $410.9 million in 2023.

PACCAR opened its new, 240,000 square-foot Parts Distribution Center (PDC) in Massbach, Germany, in November 2024. This PDC supports DAF’s growth in Germany, Europe’s largest truck market, by enhancing parts delivery to dealers and customers.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $22.41 billion. PFS issued $3.65 billion in medium-term notes during 2024 to support new business volume and repay maturing debt.

Truck Outlook

Truck industry heavy-duty retail sales in the U.S. and Canada in 2025 are expected to be 250,000 to 280,000 units compared to 268,100 in 2024. In Europe, the 2025 truck industry registrations for over 16-tonne vehicles are expected to be 270,000 to 300,000 units compared to 316,100 in 2024. In South America, heavy-duty truck industry registrations in 2025 are projected to be 115,000 to 125,000 compared to 119,000 in 2024.

Parts Outlook

In 2025, PACCAR Parts sales are expected to increase 2-4% compared to 2024, depending on the economic conditions.

Financial Services Outlook

In 2025, average earning assets are expected to be comparable to 2024. The used truck market has normalized in North America, but remains soft in Europe. If freight transportation conditions decline due to a weaker economy, then past due accounts, truck repossessions and credit losses would likely increase from the current levels and new business volume would likely decline.

Capital Investments and R&D Outlook

PACCAR's excellent long-term profits, strong balance sheet and consistent focus on quality have enabled the Company to invest $8.6 billion in new and expanded facilities, innovative products and new technologies during the past decade. Capital investments in 2025 are expected to be $700 to $800 million, and R&D is expected to be $460 to $500 million. PACCAR is investing in its truck factories, including expansions at Kenworth Chillicothe, Ohio, PACCAR Mexico, and the DAF truck assembly plant in Eindhoven, Netherlands. Investments in PACCAR's global engine business include additional manufacturing and remanufacturing capacity. In addition to the capital and R&D investments, the Company expects to invest another $400 to $700 million in its battery joint venture, Amplify Cell Technologies.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the years ended December 31, 2024 and 2023 are presented below. For information on the year ended December 31, 2022, refer to Part II, Item 7 in the 2023 Annual Report on Form 10-K.

($ in millions, except per share amounts)
Year Ended December 31,	2024	2023
Net sales and revenues:
Truck	$24,838.4	$26,846.4
Parts	6,666.4	6,414.4
Other	59.5	54.7
Truck, Parts and Other	31,564.3	33,315.5
Financial Services	2,099.5	1,811.9
	$33,663.8	$35,127.4
Income before income taxes:
Truck	$2,852.6	$3,799.9
Parts	1,704.5	1,702.6
Other*	13.5	(616.8)
Truck, Parts and Other	4,570.6	4,885.7
Financial Services	435.6	540.3
Investment income	394.7	292.2
Income taxes	(1,238.9)	(1,117.4)
Net income	$4,162.0	$4,600.8
Diluted earnings per share	$7.90	$8.76
After-tax return on revenues	12.4%	13.1%

* In 2023, Other includes a $600.0 million non-recurring charge related to civil litigation in Europe (EC-related claims) in the first quarter 2023. In 2024, Other includes a $14.0 million gain on sale of the winch business.

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

2024 Compared to 2023:

Truck

The Company’s Truck segment accounted for 74% of revenues in 2024 compared to 77% in 2023.

The Company’s new truck deliveries are summarized below:

Year Ended December 31,	2024	2023	% CHANGE
U.S. and Canada	106,400	109,100	(2)
Europe	45,400	63,200	(28)
Mexico, South America, Australia and other	33,500	31,900	5
Total units	185,300	204,200	(9)

Worldwide new truck deliveries decreased in 2024 compared to 2023, primarily due to lower deliveries in Europe.

Market share data discussed below is provided by third-party sources and is measured by either retail sales or registrations for the Company’s dealer network as a percentage of total retail sales or registrations depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In 2024, industry retail sales in the heavy-duty market in the U.S. and Canada decreased to 268,100 units from 297,000 units in 2023. The Company’s heavy-duty truck retail market share was 30.7% in 2024 compared to 29.5% in 2023. The medium-duty market was 110,400 units in 2024 compared to 105,300 units in 2023. The Company’s medium-duty market share was 18.0% in 2024 compared to 14.5% in 2023.

The over 16‑tonne truck market in Europe in 2024 decreased to 316,100 units from 343,300 units in 2023, and DAF’s market share was 14.4% in 2024 compared to 15.6% in 2023. The 6 to 16‑tonne market was 50,900 units in 2024 and 46,800 units in 2023. DAF’s market share in the 6 to 16-tonne market in 2024 was 9.5% compared to 9.1% in 2023.

The over 16‑tonne truck market in Brasil in 2024 increased to 97,700 units from 82,100 units in 2023, and DAF Brasil's market share was 9.9% in 2024 compared to 10.2% in 2023.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Year Ended December 31,	2024	2023	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$15,386.1	$15,898.5	(3)
Europe	4,998.2	6,871.3	(27)
Mexico, South America, Australia and other	4,454.1	4,076.6	9
	$24,838.4	$26,846.4	(7)
Truck income before income taxes	$2,852.6	$3,799.9	(25)
Pre-tax return on revenues	11.5%	14.2%

The Company’s worldwide truck net sales and revenues decreased to $24.84 billion in 2024 from $26.85 billion in 2023 primarily due to lower truck deliveries in Europe. Truck segment income before income taxes and pre-tax return on revenues decreased primarily due to lower truck unit deliveries in Europe and the U.S. and Canada, partially offset by higher truck unit deliveries in Mexico and South America.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between 2024 and 2023 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2023	$26,846.4	$22,440.6	$4,405.8
(Decrease) increase
Truck sales volume	(2,107.6)	(1,650.0)	(457.6)
Average truck sales prices	155.6		155.6
Average material, labor and other direct costs		557.1	(557.1)
Factory overhead and other indirect costs		18.6	(18.6)
Extended warranties, operating leases and other	61.5	106.3	(44.8)
Currency translation	(117.5)	(82.8)	(34.7)
Total decrease	(2,008.0)	(1,050.8)	(957.2)
2024	$24,838.4	$21,389.8	$3,448.6

•
Truck sales volume decreased revenues by $2,107.6 million and costs by $1,650.0 million, primarily reflecting lower truck deliveries in Europe and the U.S. and Canada, partially offset by higher truck deliveries in Mexico and Brasil.
•
Average truck sales prices increased sales by $155.6 million from modest price realization, primarily in the U.S. and Canada, Mexico and Australia.
•
Average cost per truck increased cost of sales by $557.1 million, primarily reflecting higher raw material and labor costs, partially offset by lower warranty costs.
•
Factory overhead and other indirect costs increased $18.6 million, primarily due to higher labor costs, primarily offset by lower utilities costs and factory supplies.
•
Extended warranties, operating leases and other increased revenues by $61.5 million primarily due to higher volume of repair and maintenance (R&M) contracts, extended warranty and dealer support services. The increase in cost of sales by $106.3 million reflects higher costs from extended warranty, R&M contracts, dealer support services and lower used truck results.
•
The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the Brazilian real, Canadian dollar, Mexican peso and Australian dollar relative to the U.S. dollar, partially offset by the increase in value of the euro relative to the U.S. dollar.
•
Truck gross margin was 13.9% in 2024 compared to 16.4% in 2023 due to the factors noted above.

Truck selling, general and administrative (SG&A) expenses in 2024 decreased to $254.2 million from $278.5 million in 2023. The decrease was primarily due to lower sales and marketing expenses and professional expenses. As a percentage of sales, Truck SG&A was 1.0% in 2024 and 1.0% in 2023.

Parts

The Company’s Parts segment accounted for 20% of revenues in 2024 compared to 18% in 2023.

($ in millions)
Year Ended December 31,	2024	2023	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$4,547.5	$4,441.7	2
Europe	1,424.3	1,357.0	5
Mexico, South America, Australia and other	694.6	615.7	13
	$6,666.4	$6,414.4	4
Parts income before income taxes	$1,704.5	$1,702.6
Pre-tax return on revenues	25.6%	26.5%

The Company’s worldwide parts net sales and revenues increased to $6.67 billion in 2024 from $6.41 billion in 2023 primarily due to higher sales in all markets.

The major factors for the Parts segment changes in net sales and revenues, cost of sales and revenues and gross margin between 2024 and 2023 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2023	$6,414.4	$4,369.6	$2,044.8
Increase (decrease)
Aftermarket parts volume	89.8	81.2	8.6
Average aftermarket parts sales prices	161.6		161.6
Average aftermarket parts direct costs		143.9	(143.9)
Warehouse and other indirect costs		14.2	(14.2)
Currency translation	.6	(4.5)	5.1
Total increase	252.0	234.8	17.2
2024	$6,666.4	$4,604.4	$2,062.0

•
Aftermarket parts sales volume increased by $89.8 million and related cost of sales increased by $81.2 million, primarily reflecting higher sales volume in all markets except the U.S. and Canada.
•
Average aftermarket parts sales prices increased sales by $161.6 million, primarily due to price realization in Europe and the U.S. and Canada.
•
Average aftermarket parts direct costs increased $143.9 million due to higher material costs, primarily in the U.S. and Europe, and higher delivery costs.
•
Warehouse and other indirect costs increased $14.2 million primarily due to higher salaries and related expenses.
•
The currency translation effect on sales and cost of sales primarily reflects a decrease in the value of the Brazilian real, Canadian dollar and Australian dollar relative to the U.S. dollar, partially offset by an increase in the value of the euro relative to the U.S. dollar.
•
Parts gross margin was 30.9% in 2024 compared to 31.9% in 2023 due to the factors noted above.

Parts SG&A expense in 2024 increased to $246.4 million from $238.0 million in 2023. The increase was primarily due to higher salaries and related expenses, partially offset by lower sales and marketing costs. As a percentage of sales, Parts SG&A was 3.7% in 2024 and 3.7% in 2023.

Financial Services

The Company’s Financial Services segment accounted for 6% of revenues in 2024 compared to 5% in 2023.

($ in millions)
Year Ended December 31,	2024	2023	% CHANGE
New loan and lease volume:
U.S. and Canada	$3,961.4	$3,662.3	8
Europe	1,325.1	1,586.6	(16)
Mexico, Australia, Brasil and other	2,213.3	1,956.4	13
	$7,499.8	$7,205.3	4
New loan and lease volume by product:
Loans and finance leases	$6,585.2	$6,538.6	1
Equipment on operating lease	914.6	666.7	37
	$7,499.8	$7,205.3	4
New loan and lease unit volume:
Loans and finance leases	46,600	47,200	(1)
Equipment on operating lease	7,750	7,200	8
	54,350	54,400
Average earning assets:
U.S. and Canada	$11,196.9	$9,478.5	18
Europe	4,182.9	4,465.9	(6)
Mexico, Australia, Brasil and other	4,514.9	3,596.5	26
	$19,894.7	$17,540.9	13
Average earning assets by product:
Loans and finance leases	$13,735.6	$11,903.3	15
Dealer wholesale financing	3,988.2	3,100.2	29
Equipment on lease and other	2,170.9	2,537.4	(14)
	$19,894.7	$17,540.9	13
Revenues:
U.S. and Canada	$894.2	$759.7	18
Europe	577.9	555.7	4
Mexico, Australia, Brasil and other	627.4	496.5	26
	$2,099.5	$1,811.9	16
Revenues by product:
Loans and finance leases	$981.3	$766.3	28
Dealer wholesale financing	314.6	243.0	29
Equipment on lease and other	803.6	802.6
	$2,099.5	$1,811.9	16
Income before income taxes	$435.6	$540.3	(19)

New loan and lease volume increased to a record $7.50 billion in 2024 from $7.21 billion in 2023. The increase in new loan and finance lease volume reflected higher finance market share of new PACCAR truck sales, primarily in the U.S. and Canada and Brasil. The increase in equipment on operating lease volume reflected higher market demand and a higher amount financed per truck in all major markets. The effect of currency translation decreased new loan and lease volume by $85.7 million, primarily due to a decrease in the value of the Brazilian real and Mexican peso relative to the U.S. dollar. PFS finance market share of new PACCAR truck sales was 25.0% in 2024 compared to 24.0% in 2023.

PFS revenues increased to $2.10 billion in 2024 from $1.81 billion in 2023. The increase was primarily driven by portfolio growth in all markets except Europe. The effects of currency translation decreased PFS revenues by $23.5 million in 2024, primarily due to a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the Brazilian real and Mexican peso.

PFS income before income taxes decreased to $435.6 million in 2024 from $540.3 million in 2023, primarily due to lower operating lease margins, reflecting lower results on returned lease assets, partially offset by higher finance margins from a higher asset portfolio and higher portfolio yields. The effect of currency translation decreased PFS income before income taxes by $8.7 million in 2024, primarily due to a decrease in the value of the Brazilian real and Mexican peso relative to the U.S. dollar.

Included in Financial Services, Other assets on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $396.5 million at December 31, 2024 and $309.8 million at December 31, 2023. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions, through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized losses on used trucks, excluding repossessions, of $59.0 million in 2024 compared to gains of $43.5 million in 2023, including $40.3 million of losses on multiple unit transactions in 2024 compared to $12.3 million in 2023. Used truck losses related to repossessions, which are recognized as credit losses, were $9.8 million in 2024 and $4.6 million in 2023.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between 2024 and 2023 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
2023	$1,009.3	$500.6	$508.7
Increase (decrease)
Average finance receivables	208.9		208.9
Average debt balances		107.9	(107.9)
Yields	96.7		96.7
Borrowing rates		113.1	(113.1)
Currency translation and other	(19.0)	(10.8)	(8.2)
Total increase	286.6	210.2	76.4
2024	$1,295.9	$710.8	$585.1

•
Average finance receivables increased $2.84 billion (excluding foreign exchange effects), increasing interest and fees by $208.9 million in 2024, primarily due to higher average loan, finance lease and dealer wholesale balances in the U.S. and Canada, Mexico and Brasil.
•
Average debt balances increased $2.25 billion (excluding foreign exchange effects), increasing interest and other borrowing costs by $107.9 million in 2024, reflecting higher funding requirements for portfolio growth in loans, finance leases and dealer wholesale receivables.
•
Higher portfolio yields (7.3% in 2024 compared to 6.7% in 2023) increased interest and fees by $96.7 million. The higher portfolio yields were primarily due to higher market rates in all markets except Brasil.
•
Higher borrowing rates (4.7% in 2024 compared to 3.9% in 2023) increased interest and other borrowing expenses by $113.1 million and were primarily due to higher debt market rates in all markets except Brasil.
•
The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the Brazilian real and Mexican peso.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Year Ended December 31,	2024	2023
Operating lease and rental revenues	$677.4	$751.8
Used truck sales	95.1	23.0
Insurance, franchise and other revenues	31.1	27.8
Operating lease, rental and other revenues	$803.6	$802.6

Depreciation of operating lease equipment	$544.7	$488.6
Vehicle operating expenses	67.8	73.1
Cost of used truck sales	98.1	24.1
Insurance, franchise and other expenses	7.9	4.9
Depreciation and other expenses	$718.5	$590.7

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between 2024 and 2023 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
2023	$802.6	$590.7	$211.9
Increase (decrease)
Used truck sales	72.2	74.0	(1.8)
Results on returned lease assets		99.7	(99.7)
Average operating lease assets	(148.2)	(132.1)	(16.1)
Revenue and cost per asset	78.2	85.1	(6.9)
Currency translation and other	(1.2)	1.1	(2.3)
Total increase (decrease)	1.0	127.8	(126.8)
2024	$803.6	$718.5	$85.1

•
Higher sales volume, partially offset by lower market prices of used truck on trade, increased revenues by $72.2 million and related depreciation and other expenses by $74.0 million.
•
Results on returned lease assets increased depreciation and other expenses by $99.7 million, primarily due to losses on sale of returned lease units in 2024 (compared to gains in 2023) and impairment on existing used truck inventories, mainly in Europe, as a result of lower used truck market values.
•
Average operating lease assets decreased $365.9 million (excluding foreign exchange effects), which decreased revenues by $148.2 million and related depreciation and other expenses by $132.1 million.
•
Revenue per asset increased $78.2 million primarily due to higher average truck values financed. Cost per asset increased $85.1 million due to higher depreciation and operating expenses, mainly in Europe.

Financial Services SG&A expense increased to $159.0 million in 2024 from $149.0 million in 2023. The increase was primarily due to higher salaries and related expenses and higher depreciation. As a percentage of average earning assets, Financial Services SG&A was .8% in 2024 and .8% in 2023.

The following table summarizes the provision for losses on receivables and net charge-offs:

	2024		2023
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$42.5	$29.4	$7.9	$8.6
Europe	16.8	15.8	4.4	2.9
Mexico, Australia, Brasil and other	16.3	8.3	19.0	11.8
	$75.6	$53.5	$31.3	$23.3

The provision for losses on receivables increased to $75.6 million in 2024 from $31.3 million in 2023, primarily driven by portfolio growth, an increase in the Company’s 30+ past due accounts and higher charge-offs in the U.S. and Canada and Europe. The increased charge-offs in 2024 included three large fleet customers in the U.S. and Canada and two large fleet customers in Europe. The higher charge-offs in 2024 also reflected higher average loss severity in all markets from lower used truck market values.

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

The post-modification balances of accounts modified during the years ended December 31, 2024 and 2023 are summarized below:

	2024		2023
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$441.3	3.1%	$200.1	1.5%
Insignificant delay	223.0	1.5%	232.5	1.7%
Credit	330.2	2.3%	55.2	.4%
	$994.5	6.9%	$487.8	3.6%

* Amortized cost basis immediately after modification as a percentage of the year-end retail portfolio balance.

Modification activity increased to $994.5 million in 2024 from $487.8 million in 2023. The increase in modifications for commercial reasons primarily reflects higher volumes of refinancing. The decrease related to Insignificant delay modifications reflects a decrease in customers requesting payment relief for up to three months, primarily in the U.S., partially offset by an increase in customers requesting payment relief for up to three months in Brasil. The increase in Credit modifications reflects higher volumes of contract modifications in the U.S. The higher Credit modification in the U.S. is mainly due to two large fleet customers that were granted a weighted average of five months term extension in 2024. These customers were not past due at the time of modification and at December 31, 2024.

The following table summarizes the Company’s 30+ days past due accounts:

At December 31,	2024	2023
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	1.2%	.8%
Europe	.8%	.5%
Mexico, Australia, Brasil and other	2.0%	1.9%
Worldwide	1.3%	1.0%

Accounts 30+ days past due increased to 1.3% at December 31, 2024 from 1.0% at December 31, 2023. The increased percentage of past due accounts is primarily due to two large fleet customers in the U.S. and Canada and higher past due accounts in Brasil and Europe, partially offset by decreases in past due accounts in Australia. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $40.7 million and $35.0 million of accounts worldwide during the fourth quarter of 2024 and the fourth quarter of 2023, respectively, which were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

At December 31,	2024	2023
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	1.4%	.8%
Europe	.8%	1.8%
Mexico, Australia, Brasil and other	2.6%	2.0%
Worldwide	1.6%	1.2%

The Company typically requires customers to pay current before granting modifications. The higher pro forma percentage of retail loan and lease accounts 30+ days past due in the U.S. and Canada at December 31, 2024 was primarily due to a modification with an insignificant term extension granted to one large fleet customer with additional collateral. The higher pro forma percentage of retail loan and lease accounts 30+ days past due in Mexico, Australia, Brasil and other was primarily due to accounts modified in Brasil.

A contract modification that improves the past due status reduces the probability of default. The effect of modifications is included in the Company’s historical loss information used to determine the allowance for credit losses. Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2024 and 2023.

The Company’s annualized pre-tax return on average total assets for Financial Services was 2.0% in 2024 compared to 2.9% in 2023, respectively.

Other

Included in Other is the Company’s industrial winch manufacturing business through October 31, 2024, as well as sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for 2024 and 2023. Other SG&A decreased to $84.4 million in 2024 from $87.8 million in 2023, primarily due to a decrease in professional fees partially offset by higher salaries and related expenses.

Other income before tax was $13.5 million in 2024 compared to a loss of $616.8 million in 2023, primarily due to the EC-related charge in the first quarter 2023 which is discussed in Note L of the consolidated financial statements.

Investment income increased to $394.7 million in 2024 from $292.2 million in 2023, primarily due to higher average investment balances in all regions as well as higher investment yields due to higher market interest rates, primarily in the U.S. and Europe.

Income Taxes

In 2024, the effective tax rate was 22.9% compared to 19.5% in 2023. The lower effective tax rate in 2023 was primarily due to a $119.7 million discrete tax benefit for the release of a valuation allowance on deferred tax assets in Brasil. Also included in 2023 was the EC-related charge of $600.0 million, which lowered the effective tax rate in 2023.

($ in millions)
Year Ended December 31,	2024	2023
Domestic income before taxes	$3,525.1	$3,913.7
Foreign income before taxes	1,875.8	1,804.5
Total income before taxes	$5,400.9	$5,718.2
Domestic pre-tax return on revenues	18.5%	20.4%
Foreign pre-tax return on revenues	12.8%	11.3%
Total pre-tax return on revenues	16.0%	16.3%

In 2024, domestic income before income taxes and domestic pre-tax return on revenues decreased primarily due to lower Truck operation results. In 2024, foreign income before income taxes increased, as 2023 included the EC-related charge of $600.0 million, which also reduced foreign pre-tax return on revenues.

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)
At December 31,	2024	2023
Cash and cash equivalents	$7,060.8	$7,181.7
Marketable securities	2,778.8	1,822.6
	$9,839.6	$9,004.3

The Company’s total cash and marketable securities at December 31, 2024 increased $835.3 million from the balances at December 31, 2023. Total cash and marketable securities are primarily intended to provide liquidity while preserving capital.

The change in cash and cash equivalents is summarized below:

($ in millions)
Year Ended December 31,	2024	2023
Operating activities:
Net income	$4,162.0	$4,600.8
Net income items not affecting cash	939.5	698.0
Pension contributions	(40.8)	(27.3)
Changes in operating assets and liabilities, net	(419.8)	(1,081.5)
Net cash provided by operating activities	4,640.9	4,190.0
Net cash used in investing activities	(4,487.3)	(2,871.0)
Net cash (used in) provided by financing activities	(123.1)	1,102.2
Effect of exchange rate changes on cash and cash equivalents	(151.4)	69.6
Net (decrease) increase in cash and cash equivalents	(120.9)	2,490.8
Cash and cash equivalents at beginning of period	7,181.7	4,690.9
Cash and cash equivalents at end of period	$7,060.8	$7,181.7

Operating activities: Cash provided by operations increased by $450.9 million to $4.64 billion in 2024 from $4.19 billion in 2023. The increased operating cash flow reflects lower net income of $438.8 million, $241.5 million higher cash provided from net income items not affecting cash, primarily deferred income taxes and the provision for losses on financial services receivables, and lower cash usage from net changes in operating assets and liabilities of $661.7 million. The net changes in operating assets and liabilities are mainly due to higher cash provided by net changes in operating assets, primarily wholesale receivables on new trucks in the Financial Services segment of $787.7 million, trade and other receivables of $587.6 million and lower cash usage of $393.2 million for inventories, partially offset by decrease in accruals of $1,084.7 million, including the EC-related charge and product support liabilities.

Investing activities: Cash used in investing activities increased by $1.62 billion to $4.49 billion in 2024 from $2.87 billion in 2023. The increase in net cash used in investing activities primarily reflects increased purchases of marketable securities, net of proceeds from sales and maturities, of $801.9 million, a higher net increase in wholesale receivables on equipment of $483.0 million, increased acquisition of equipment on operating leases of $339.4 million and cash contributed to the battery manufacturing joint venture, Amplify Cell Technologies, of $207.6 million. Increased cash used in investing activities was partially offset by cash received from the sale of PACCAR Winch Inc.

Financing activities: Cash used in financing activities was $123.1 million in 2024 compared to cash provided by financing activities of $1.10 billion in 2023, reflecting higher cash dividends and lower net borrowing activity. The Company paid $2.29 billion in dividends in 2024 compared to $1.52 billion in 2023, primarily due to a higher year-end dividend paid in January 2024. Cash provided from net borrowing activities was $2.12 billion, $454.8 million lower than the cash provided by net borrowing activities of $2.57 billion in 2023.

The effect of exchange rate changes on cash decreased cash and cash equivalents by $151.4 million in 2024, reflecting a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro, Mexican peso and Brazilian real. In 2023, an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro, Mexican peso and Australian dollar, increased cash and cash equivalents by $69.6 million.

The Company expects to continue paying dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions. Cash dividends declared for the last two years were as follows:

QUARTER	2024	2023
First	$.27	$.25
Second	.30	.25
Third	.30	.27
Fourth	.30	.27
Year-End Extra (paid in January of the following year)	3.00	3.20
Total dividends declared per share	$4.17	$4.24

Credit Lines and Other:

The Company has line of credit arrangements of $5.48 billion, of which $4.96 billion were unused at December 31, 2024. Included in these arrangements are $4.00 billion of committed bank facilities, of which $1.50 billion expires in June 2025, $1.25 billion expires in June 2027 and $1.25 billion expires in June 2029. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the year ended December 31, 2024.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock without an expiration. The objective of the repurchase plan is to return value to PACCAR shareholders. As of December 31, 2024, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the year ended December 31, 2024.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in 2024 were $787.3 million compared to $679.4 million in 2023. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $8.48 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

Capital investments in 2025 are expected to be $700 to $800 million, and R&D is expected to be $460 to $500 million. PACCAR is investing in its truck factories, including expansions at Kenworth Chillicothe, Ohio, PACCAR Mexico, and the DAF truck assembly plant in Eindhoven, Netherlands. Investments in PACCAR's global engine business include additional manufacturing and remanufacturing capacity. In addition to the capital and R&D investments, the Company expects to invest another $400 to $700 million in its battery joint venture, Amplify Cell Technologies.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2024, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2024 was $7.25 billion. The registration expires in November 2027 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2024, the Company’s European finance subsidiary, PACCAR Financial Europe, had €597.9 million available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program renews annually and expires in July 2025.

In August 2021, PACCAR Financial Mexico registered a 10.00 billion Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5.00 billion Mexican pesos. At December 31, 2024, 5.57 billion Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL Australia), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL Australia as of December 31, 2024 was 700.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. There were no borrowings under this program as of December 31, 2024.

The Company’s Brazilian subsidiary, Banco PACCAR S.A., established a lending program in December 2021 with the local development bank, Banco Nacional de Desenvolvimento Economico e Social (BNDES), for qualified customers to receive preferential conditions and generally market interest rates. This program is limited to 2.60 billion Brazilian reais and has 1.15 billion Brazilian reais outstanding as of December 31, 2024. The Brazilian subsidiary also established a Letra Financeira (LF) program in May 2024 and the program does not limit the principal amount of debt securities that may be issued under the program. A total of 500.0 million Brazilian reais medium-term notes were outstanding as of December 31, 2024.

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

Commitments

The following summarizes the Company’s contractual cash commitments at December 31, 2024:

	MATURITY
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Borrowings*	$8,359.6	$5,589.7	$1,647.4	$350.0	$15,946.7
Interest on debt**	408.8	440.8	108.3	73.9	1,031.8
Purchase obligations	128.0	184.3	138.3	90.6	541.2
Lease liabilities	21.0	32.9	14.7	13.0	81.6
Other obligations	81.9	5.8	.5	6.2	94.4
	$8,999.3	$6,253.5	$1,909.2	$533.7	$17,695.7

* Commercial paper included in borrowings is at par value.

** Interest on floating-rate debt is based on the applicable market rates at December 31, 2024.

Total cash commitments for borrowings and interest on term debt were $16.98 billion and were related to the Financial Services segment. As described in Note J of the consolidated financial statements, borrowings consist primarily of term notes and commercial paper issued by the Financial Services segment. The Company expects to fund its maturing Financial Services debt obligations principally from funds provided by collections from customers on loans and lease contracts, as well as from the proceeds of commercial paper and medium-term note borrowings. Purchase obligations are the Company’s contractual commitments to acquire future production inventory and capital equipment. Other obligations primarily include commitments for commodities.

The Company’s other commitments include the following at December 31, 2024:

	COMMITMENT EXPIRATION
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Loan and lease commitments	$949.3				$949.3
Residual value guarantees	306.6	$237.9	$74.9	$12.8	632.2
Letters of credit	10.5		.2	13.0	23.7
	$1,266.4	$237.9	$75.1	$25.8	$1,605.2

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

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities in the years ended December 31, 2024 and 2023 were $4.4 million and $3.0 million, respectively. While the timing and amount of the ultimate costs associated with future environmental cleanup cannot be determined, management expects that these matters will not have a significant effect on the Company’s consolidated cash flow, liquidity or financial condition.

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

During 2024, market values on equipment returning upon operating lease maturity were generally lower than the residual values on the equipment, resulting in an increase in depreciation expense of $22.7 million.

At December 31, 2024, the aggregate residual value of equipment on operating leases in the Financial Services segment and residual value guarantee on trucks accounted for as operating leases in the Truck segment was $1.16 billion. A 10% decrease in used truck values worldwide, if expected to persist over the remaining maturities of the Company’s operating leases, would reduce residual value estimates and result in the Company recording additional depreciation expense of approximately $46.3 million in 2025, $20.5 million in 2026, $19.4 million in 2027, $16.4 million in 2028, and $13.2 million in 2029 and thereafter.

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

Individually evaluated receivables on non-accrual status are generally considered collateral dependent. Large balance retail and all wholesale receivables on non-accrual status are individually evaluated for loss based on the value of the underlying collateral or a discounted cash flow analysis. Small balance receivables on non-accrual status with similar risk characteristics are evaluated as a separate pool to determine the appropriate reserve for losses using the historical loss information discussed below.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current and future market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 10% and 80%. Over the past two years, the Company’s year-end 30+ days past due accounts have ranged between 1.0% and 1.3% of loan and lease receivables. Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 1 to 25 basis points of receivables. At December 31, 2024, 30+ days past dues were 1.3%. If past dues were 100 basis points higher or 2.3% as of December 31, 2024, the Company’s estimate of credit losses would likely have increased by a range of $1 to $35 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

Product Warranty

Product warranty, including changes in estimates for pre-existing warranties, is disclosed in Note I of the consolidated financial statements. The expenses related to product warranty are estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. Estimates consider product type, geographical differences, labor rates, and any other known factors affecting the number or amount of expected claim payments. For new products with no historical experience, reference to similar products is utilized. Management takes actions to minimize warranty costs through quality-improvement programs; however, actual claim costs incurred could materially differ from the estimated amounts and require adjustments to the reserve. Historically those adjustments have not been material. Over the past two years, warranty expense as a percentage of Truck, Parts and Other net sales and revenues has ranged between 2.5% and 2.9%. If the 2024 warranty expense had been .2% higher as a percentage of net sales and revenues in 2024, warranty expense would have increased by approximately $63 million.

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

Fair Value (Losses) Gains	2024	2023
CONSOLIDATED:
Assets
Cash equivalents and marketable debt securities	$(49.6)	$(29.2)
FINANCIAL SERVICES:
Assets
Fixed rate loans	(157.7)	(146.5)
Interest-rate swaps	(35.1)
Liabilities
Fixed rate term debt	198.9	156.8
Interest-rate swaps		1.2
Total	$(43.5)	$(17.7)

Currency Risks - The Company enters into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations of foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso (see Note P for additional information concerning these hedges). Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted foreign currency exchange rates would be a loss of $126.3 related to contracts outstanding at December 31, 2024, compared to a loss of $259.7 at December 31, 2023. These amounts would be largely offset by changes in the values of the underlying hedged exposures.

Commodity Price Risks - The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks (see Note P for additional information concerning these hedges). The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted commodity prices would be nil related to contracts outstanding at December 31, 2024, compared to a loss of $3.3 at December 31, 2023. The Company had no commodity contracts at December 31, 2024.

,

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2024	2023	2022
	(millions, except per share data)
TRUCK, PARTS AND OTHER:
Net sales and revenues	$31,564.3	$33,315.5	$27,314.3

Cost of sales and revenues	26,069.6	26,894.2	23,291.0
Research and development	452.9	410.9	341.2
Selling, general and administrative	585.0	604.3	592.4
Interest and other (income) expenses, net	(113.8)	520.4	(109.1)
	26,993.7	28,429.8	24,115.5
Truck, Parts and Other Income Before Income Taxes	4,570.6	4,885.7	3,198.8

FINANCIAL SERVICES:
Interest and fees	1,295.9	1,009.3	628.7
Operating lease, rental and other revenues	803.6	802.6	876.7
Revenues	2,099.5	1,811.9	1,505.4

Interest and other borrowing expenses	710.8	500.6	216.3
Depreciation and other expenses	718.5	590.7	560.8
Selling, general and administrative	159.0	149.0	133.9
Provision for losses on receivables	75.6	31.3	5.5
	1,663.9	1,271.6	916.5
Financial Services Income Before Income Taxes	435.6	540.3	588.9

Investment income	394.7	292.2	61.0
Total Income Before Income Taxes	5,400.9	5,718.2	3,848.7
Income taxes	1,238.9	1,117.4	837.1
Net Income	$4,162.0	$4,600.8	$3,011.6

Net Income Per Share
Basic	$7.92	$8.78	$5.76
Diluted	$7.90	$8.76	$5.75

Weighted Average Number of Common Shares Outstanding
Basic	525.3	523.9	522.6
Diluted	526.6	525.0	523.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2024	2023	2022
	(millions)
Net income	$4,162.0	$4,600.8	$3,011.6
Other comprehensive income:
Unrealized gains (losses) on derivative contracts
Net gain (loss) arising during the period	261.1	(174.9)	17.7
Tax effect	(56.9)	37.0	(9.1)
Reclassification adjustment	(200.2)	111.8	48.0
Tax effect	39.5	(20.0)	(8.0)
	43.5	(46.1)	48.6
Unrealized gains (losses) on marketable debt securities
Net holding gain (loss)	20.6	43.2	(54.9)
Tax effect	(5.1)	(10.8)	13.6
Reclassification adjustment	(3.0)	(3.6)	(1.6)
Tax effect	.7	.9	.4
	13.2	29.7	(42.5)
Pension plans
Net gain (loss) arising during the period	230.3	(5.8)	170.5
Tax effect	(57.2)	1.8	(34.1)
Reclassification adjustment	8.6	6.1	29.6
Tax effect	(1.7)	(1.5)	(7.1)
	180.0	.6	158.9
Foreign currency translation (loss) gain	(656.1)	275.3	(197.3)
Net other comprehensive (loss) income	(419.4)	259.5	(32.3)
Comprehensive Income	$3,742.6	$4,860.3	$2,979.3

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2024	2023
	(millions)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$6,871.1	$6,836.7
Trade and other receivables, net (allowance for losses: 2024 - $1.2, 2023 - $.9)	1,933.8	2,198.1
Marketable securities	2,778.8	1,822.6
Inventories, net	2,367.1	2,576.7
Other current assets	751.2	680.6
Total Truck, Parts and Other Current Assets	14,702.0	14,114.7

Equipment on operating leases, net	69.2	127.6
Property, plant and equipment, net	3,985.6	3,780.1
Other noncurrent assets, net	2,250.6	1,837.1
Total Truck, Parts and Other Assets	21,007.4	19,859.5

FINANCIAL SERVICES:
Cash and cash equivalents	189.7	345.0
Finance and other receivables, net (allowance for losses: 2024 - $145.2, 2023 - $133.0)	19,314.3	17,571.7
Equipment on operating leases, net	1,891.4	2,175.4
Other assets	1,016.1	871.8
Total Financial Services Assets	22,411.5	20,963.9
	$43,418.9	$40,823.4

CONSOLIDATED BALANCE SHEETS

December 31,	2024	2023
	(millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$4,805.1	$5,076.3
Dividend payable	1,573.8	1,675.0
Total Truck, Parts and Other Current Liabilities	6,378.9	6,751.3
Residual value guarantees and deferred revenues	80.3	142.6
Other liabilities	1,874.0	2,121.9
Total Truck, Parts and Other Liabilities	8,333.2	9,015.8

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	1,106.4	992.3
Commercial paper and bank loans	6,003.8	5,609.9
Term notes	9,891.2	8,624.6
Deferred taxes and other liabilities	577.4	702.0
Total Financial Services Liabilities	17,578.8	15,928.8

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 524.4 million and 523.3 million shares	524.4	523.3
Additional paid-in capital	344.8	269.1
Retained earnings	17,751.0	15,780.3
Accumulated other comprehensive loss	(1,113.3)	(693.9)
Total Stockholders' Equity	17,506.9	15,878.8
	$43,418.9	$40,823.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2024	2023	2022
	(millions)
OPERATING ACTIVITIES:
Net Income	$4,162.0	$4,600.8	$3,011.6
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	398.4	415.0	332.2
Equipment on operating leases and other	518.5	508.9	458.0
Provision for losses on financial services receivables	75.6	31.3	5.5
Deferred taxes	(79.3)	(303.7)	(208.0)
Other, net	26.3	46.5	13.9
Pension contributions	(40.8)	(27.3)	(39.1)
Change in operating assets and liabilities:
Decrease (increase) in assets other than cash and cash equivalents:
Receivables:
Trade and other receivables	156.9	(430.7)	(441.7)
Wholesale receivables on new trucks	(478.7)	(1,266.4)	(935.4)
Inventories	42.5	(350.7)	(272.7)
Other assets, net	(149.3)	(127.2)	(31.9)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	279.4	375.8	840.3
Residual value guarantees and deferred revenues	(.8)	(36.8)	(44.3)
Other liabilities, net	(269.8)	754.5	338.6
Net Cash Provided by Operating Activities	4,640.9	4,190.0	3,027.0

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(6,666.7)	(6,378.2)	(5,058.7)
Collections on retail loans and finance leases	4,840.1	4,330.4	3,888.0
Net increase in wholesale receivables on equipment	(512.1)	(29.1)	(15.9)
Purchases of marketable debt securities	(2,068.7)	(967.2)	(888.4)
Proceeds from sales and maturities of marketable debt securities	1,103.2	803.6	718.1
Payments for property, plant and equipment	(838.7)	(695.0)	(525.0)
Acquisitions of equipment for operating leases	(906.9)	(567.5)	(865.5)
Proceeds from asset disposals	696.1	614.5	687.7
Contributions to joint venture	(207.6)
Other, net	74.0	17.5	26.7
Net Cash Used in Investing Activities	(4,487.3)	(2,871.0)	(2,033.0)

FINANCING ACTIVITIES:
Payments of cash dividends	(2,288.5)	(1,518.6)	(1,004.7)
Purchases of treasury stock	(4.5)	(3.5)	(2.1)
Proceeds from stock compensation transactions	51.9	51.5	35.7
Net increase in commercial paper, short-term bank loans and other	699.9	1,721.0	370.1
Proceeds from term debt	3,891.2	3,085.0	3,171.7
Payments on term debt	(2,473.1)	(2,233.2)	(2,265.8)
Net Cash (Used in) Provided by Financing Activities	(123.1)	1,102.2	304.9
Effect of exchange rate changes on cash and cash equivalents	(151.4)	69.6	(36.3)
Net (Decrease) Increase in Cash and Cash Equivalents	(120.9)	2,490.8	1,262.6
Cash and cash equivalents at beginning of period	7,181.7	4,690.9	3,428.3
Cash and cash equivalents at end of period	$7,060.8	$7,181.7	$4,690.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 31,	2024	2023	2022
	(millions, except per share data)
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of year	$523.3	$522.0	$347.3
50% stock dividend			174.0
Stock compensation	1.1	1.3	.7
Balance at end of year	524.4	523.3	522.0

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	269.1	196.1	142.0
Treasury stock retirement	(4.5)	(3.5)	(2.1)
Stock compensation	80.2	76.5	56.2
Balance at end of year	344.8	269.1	196.1

TREASURY STOCK, AT COST:
Balance at beginning of year
Purchases, shares: 2024 - .04; 2023 - .05; 2022 - .04	(4.5)	(3.5)	(2.1)
Retirements	4.5	3.5	2.1
Balance at end of year

RETAINED EARNINGS:
Balance at beginning of year	15,780.3	13,402.4	12,025.8
Net income	4,162.0	4,600.8	3,011.6
Cash dividends declared on common stock, per share: 2024 - $4.17; 2023 - $4.24; 2022 - $2.80	(2,191.3)	(2,222.9)	(1,461.0)
50% stock dividend			(174.0)
Balance at end of year	17,751.0	15,780.3	13,402.4

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of year	(693.9)	(953.4)	(921.1)
Other comprehensive (loss) income	(419.4)	259.5	(32.3)
Balance at end of year	(1,113.3)	(693.9)	(953.4)
Total Stockholders’ Equity	$17,506.9	$15,878.8	$13,167.1

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

The following table presents the balance sheet classification of the estimated value of the returned goods assets and the related return liabilities:

At December 31,	2024		2023
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Trucks
Other current assets	$116.7		$147.3
Accounts payable, accrued expenses and other		$121.7		$149.5
Other noncurrent assets, net	135.9		186.7
Other liabilities		144.7		196.4
	$252.6	$266.4	$334.0	$345.9
Parts
Other current assets	$101.7		$86.8
Accounts payable, accrued expenses and other		$244.4		$216.3
	$101.7	$244.4	$86.8	$216.3

The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $572.0 at December 31, 2024.

Revenues from extended warranties, operating leases and other include optional extended warranty and R&M service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note I, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with a RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Total operating lease revenue from truck sales with RVGs for the years ended December 31, 2024, 2023 and 2022 was $32.6, $69.7 and $105.9, respectively.

Revenue from winch sales and other was primarily derived from the industrial winch business through October 31, 2024. Winch sales are recognized when the product is transferred to a customer, which generally occurs upon shipment. Also within this category are other revenues not attributable to a reportable segment.

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

Operating lease rental revenue is recognized on a straight-line basis over the term of the lease. Customer contracts may include additional services such as excess mileage, repair and maintenance and other services on which revenue is recognized when earned. The Company’s full-service lease arrangements bundle these additional services. Rents for full-service lease contracts are allocated between lease and non-lease components based on the relative stand-alone price of each component. Taxes, such as sales and use and value added, which are collected by the Company from a customer, are excluded from the measurement of lease income and expenses. Rental revenues for the years ended December 31, 2024, 2023 and 2022 were $660.7, $736.9 and $788.8, respectively. Depreciation and related leased unit operating expenses were $602.2, $551.9 and $490.0 for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2024 or December 31, 2023. Recognition is resumed if the receivable becomes current by the payment of all amounts past due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

Equity Method Investment:

In the second quarter of 2024, PACCAR and three partners completed the formation of a U.S. battery manufacturing joint venture, Amplify Cell Technologies, with PACCAR owning a 30 percent interest. The joint venture meets the definition of a variable interest entity since the equity-at-risk is not currently sufficient to support the future operations of the joint venture. All significant decisions require majority or super-majority approval of the board. As a result, PACCAR is not the primary beneficiary and the Company uses the equity method to account for the investment. Under the equity method, the original investments in the joint venture are recorded at cost and subsequently adjusted by the Company's share of equity in income or losses. The investment is included in Truck, Parts and Other "Other noncurrent assets, net" on the Company’s Consolidated Balance Sheets. PACCAR's share of the loss is included in Truck, Parts and Other "Interest and other (income) expenses, net" on the Company's Consolidated Statements of Income. PACCAR contributed $207.6 through December 31, 2024 and the maximum required contribution is $830.0. The Company's equity method investment was $196.9 at December 31, 2024.

Receivables:

Trade and Other Receivables: The Company’s trade and other receivables are recorded at cost, net of allowances. At December 31, 2024 and 2023, respectively, trade and other receivables included trade receivables from dealers and customers of $1,538.0 and $1,822.7 and other receivables of $395.8 and $375.4 relating primarily to value added tax receivables and supplier allowances and rebates.

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

Allowance for Credit Losses:

Truck, Parts and Other: The Company historically has not experienced significant losses or past due amounts on trade and other receivables in its Truck, Parts and Other businesses. Accounts are considered past due once the unpaid balance is over 30 days outstanding based on contractual payment terms. Accounts are charged off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible. The allowance for credit losses for Truck, Parts and Other were $1.2 and $.9 for the years ended December 31, 2024 and 2023, respectively. Net charge-offs were nil for the years ended December 31, 2024 and 2023 and $.2 for the year ended December 31, 2022.

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

December 31, 2024, 2023 and 2022 (currencies in millions)

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

On average, commercial and other modifications extended contractual terms by approximately four months in 2024 and three months in 2023, and did not have a significant effect on the weighted-average term or interest rate of the total portfolio at December 31, 2024 and 2023.

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

Individually evaluated receivables on non-accrual status are generally considered collateral dependent. Large balance retail and all wholesale receivables on non-accrual status are individually evaluated for loss based on the value of the underlying collateral or a discounted cash flow analysis. Small balance receivables on non-accrual status with similar risk characteristics are evaluated as a separate pool to determine the appropriate reserve for losses using the historical loss information discussed below.

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

December 31, 2024, 2023 and 2022 (currencies in millions)

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

Equipment on Operating Leases: The Company’s Financial Services segment leases equipment under operating leases to its customers. In addition, in the Truck segment, equipment sold to customers in Europe subject to a RVG by the Company may be accounted for as an operating lease. Equipment is recorded at cost and is depreciated on the straight-line basis to the lower of the estimated residual value or guarantee value. Lease and guarantee periods generally range from three to five years. Estimated useful lives of the equipment range from three to ten years. The Company reviews residual values of equipment on operating leases periodically to determine that recorded amounts are appropriate.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method based on the estimated useful lives of various classes of assets. Certain production tooling and equipment are amortized on a unit of production basis.

Long-lived Assets and Goodwill: The Company evaluates the carrying value of property, plant and equipment when events and circumstances warrant a review. Goodwill is tested for impairment at least on an annual basis. There were no significant impairment charges for the three years ended December 31, 2024. Goodwill was $100.7 and $107.4 at December 31, 2024 and 2023, respectively. The decrease in value was due to currency translation.

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $207.0 at December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

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

Government Grants: The Company receives incentives from U.S. and non-U.S. governmental entities in the form of tax rebates or credits, grants, and loans. The benefit is generally recorded when all conditions attached to the incentive have been met and there is reasonable assurance of the receipt. Government incentives are recorded in accordance with their purpose as a reduction of expense, a reduction of the cost of the capital investment, or other income. The amount of government incentives recorded as a reduction of expenses and the amount of grants receivable for the years ended December 31, 2024, 2023 and 2022 are immaterial.

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

On December 6, 2022, the Board of Directors declared a 50% common stock dividend paid on February 7, 2023, to stockholders of record on January 17, 2023, with fractional shares paid in cash. This resulted in the issuance of 174,035,361 additional shares and 411 fractional shares paid in cash. For 2022, net income per share, weighted average number of common shares outstanding and cash dividends declared per share on common stock have been restated for the effect of the 50% dividend.

New Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require entities to disclose certain, specific categories within the rate reconciliation and enhance disclosures regarding income taxes paid and income tax expense. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU should be applied on a prospective basis; however, retrospective application is permitted. The implementation of this ASU will result in additional disclosures and will not have an impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU expand the disclosures in the notes to the financial statements about specific cost and expense categories presented on the face of the income statement. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented. The Company is currently evaluating the impact of this update on the related notes to the financial statements.

The Company adopted the following standards on January 1, 2024, which had no impact on the Company’s consolidated financial statements.

STANDARD	DESCRIPTION
2022-03	Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

2023-07	Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

B.
SALES AND REVENUES

The following table disaggregates Truck, Parts and Other revenues by major sources:

Year Ended December 31,	2024	2023	2022
Truck
Truck sales	$23,863.2	$25,946.4	$20,644.8
Revenues from extended warranties, operating leases and other	975.2	900.0	841.4
	24,838.4	26,846.4	21,486.2
Parts
Parts sales	6,461.1	6,223.1	5,596.8
Revenues from dealer services and other	205.3	191.3	167.5
	6,666.4	6,414.4	5,764.3
Winch sales and other*	59.5	54.7	63.8
Truck, Parts and Other sales and revenues	$31,564.3	$33,315.5	$27,314.3

*Includes industrial winch business sales through October 31, 2024.

The following table summarizes Financial Services lease revenues by lease type:

Year Ended December 31,	2024	2023	2022
Finance lease revenues	$341.8	$271.5	$184.1
Operating lease revenues	660.7	736.9	788.8
Total lease revenues	$1,002.5	$1,008.4	$972.9

C.
INVESTMENTS IN MARKETABLE SECURITIES

Marketable securities consisted of the following at December 31:

		UNREALIZED	UNREALIZED	FAIR
2024	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$304.5	$.6	$1.4	$303.7
U.S. taxable municipal / non-U.S. provincial bonds	381.1	1.2	2.2	380.1
U.S. corporate securities	864.3	3.1	3.2	864.2
U.S. government securities	287.1	.1	1.5	285.7
Non-U.S. corporate securities	606.6	3.5	2.0	608.1
Non-U.S. government securities	163.5	1.4	.6	164.3
Other debt securities	166.4	.8	.8	166.4
Marketable equity securities	10.0		3.7	6.3
Total marketable securities	$2,783.5	$10.7	$15.4	$2,778.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

		UNREALIZED	UNREALIZED	FAIR
2023	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$312.5	$1.2	$3.0	$310.7
U.S. taxable municipal / non-U.S. provincial bonds	244.9	.8	5.6	240.1
U.S. corporate securities	357.1	1.4	5.2	353.3
U.S. government securities	159.2	.6	1.7	158.1
Non-U.S. corporate securities	529.4	2.3	7.5	524.2
Non-U.S. government securities	141.0	1.5	1.3	141.2
Other debt securities	92.8	.3	2.5	90.6
Marketable equity securities	10.0		5.6	4.4
Total marketable securities	$1,846.9	$8.1	$32.4	$1,822.6

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $2.1, $.9 and $.5, and gross realized losses were $4.5, $4.5 and $2.3 for the years ended December 31, 2024, 2023 and 2022, respectively.

Net unrealized gains (losses) on marketable equity securities recognized in investment income were $1.9, $3.2 and $(5.2) for the years ended December 31, 2024, 2023 and 2022, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

At December 31,	2024		2023
	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER
Fair value	$932.9	$365.5	$289.0	$798.5
Unrealized losses	5.5	6.2	1.6	25.2

The unrealized losses on marketable debt securities above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at December 31, 2024 and December 31, 2023. The Company does not currently intend, and it is more likely than not that it will not be required, to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Contractual maturities on marketable debt securities at December 31, 2024 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$529.4	$528.7
One to five years	2,237.1	2,237.5
Six to ten years	1.3	1.3
More than ten years	5.7	5.0
	$2,773.5	$2,772.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

D.
INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost of inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

At December 31,	2024	2023
Finished products	$977.1	$1,084.0
Work in process and raw materials	1,390.0	1,492.7
	$2,367.1	$2,576.7

E.
FINANCE AND OTHER RECEIVABLES

Finance and other receivables include the following:

At December 31,	2024	2023
Loans	$9,442.4	$8,594.7
Finance leases	4,906.6	4,785.7
Dealer wholesale financing	4,944.1	4,147.8
Operating lease receivables and other	166.4	176.5
	19,459.5	17,704.7
Less allowance for losses:
Loans and leases	(139.2)	(127.0)
Dealer wholesale financing	(3.0)	(2.7)
Operating lease receivables and other	(3.0)	(3.3)
	$19,314.3	$17,571.7

Included in Finance and other receivables, net on the Consolidated Balance Sheets is accrued interest receivable (net of allowance for credit losses) of $66.4 and $67.6 as of December 31, 2024 and December 31, 2023, respectively. The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory. Dealer wholesale financing increased $796.3 to $4,944.1 at December 31, 2024, mainly due to new dealer groups added in the U.S. and Canada during the year.

Annual minimum payments due on loans are as follows:

Beginning January 1,	LOANS
2025	$3,081.8
2026	2,320.7
2027	1,895.1
2028	1,284.4
2029	671.6
Thereafter	188.8
$9,442.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

Annual minimum payments due on finance lease receivables and a reconciliation of the undiscounted cash flows to the net investment in finance leases are as follows:

Beginning January 1,	FINANCE LEASES
2025	$1,699.7
2026	1,334.6
2027	1,042.3
2028	706.7
2029	416.5
Thereafter	196.2
5,396.0
Unguaranteed residual values	256.5
Unearned interest on finance leases	(745.9)
Net investment in finance leases	$4,906.6

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

Allowance for Credit Losses: The allowance for credit losses is summarized as follows:

	2024
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$2.7	$1.9	$125.1	$3.3	$133.0
Provision for losses	.6	(.4)	75.6	(.2)	75.6
Charge-offs			(61.2)	(1.0)	(62.2)
Recoveries			7.4	1.3	8.7
Currency translation and other	(.3)		(9.2)	(.4)	(9.9)
Balance at December 31	$3.0	$1.5	$137.7	$3.0	$145.2

	2023
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.4	$2.2	$112.6	$2.9	$121.1
Provision for losses	(.6)	(.3)	31.8	.4	31.3
Charge-offs	(.2)		(28.4)	(1.7)	(30.3)
Recoveries			5.6	1.4	7.0
Currency translation and other	.1		3.5	.3	3.9
Balance at December 31	$2.7	$1.9	$125.1	$3.3	$133.0

* Operating lease and other trade receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

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

December 31, 2024, 2023 and 2022 (currencies in millions)

The tables below summarize the amortized cost basis of the Company’s finance receivables within each credit quality indicator by year of origination and portfolio class and current period gross charge-offs of the Company’s finance receivables by year of origination and portfolio class.

	REVOLVING
At December 31, 2024	LOANS	2024	2023	2022	2021	2020	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$4,936.1							$4,936.1
Watch	7.1							7.1
At-risk	.9							.9
	$4,944.1							$4,944.1
Retail:
Performing	$229.8	$680.8	$641.5	$404.6	$192.8	$98.0	$141.6	$2,389.1
Watch		2.0	23.1	6.1	2.1	4.6	.4	38.3
	$229.8	$682.8	$664.6	$410.7	$194.9	$102.6	$142.0	$2,427.4
Total dealer	$5,173.9	$682.8	$664.6	$410.7	$194.9	$102.6	$142.0	$7,371.5

Customer retail:
Fleet:
Performing		$4,306.5	$2,991.4	$1,761.1	$781.9	$298.2	$71.0	$10,210.1
Watch		11.2	17.6	13.9	5.8	2.1	.9	51.5
At-risk		49.5	196.8	80.8	41.9	6.0	1.5	376.5
		$4,367.2	$3,205.8	$1,855.8	$829.6	$306.3	$73.4	$10,638.1
Owner/operator:
Performing		$524.1	$303.7	$206.2	$145.1	$57.6	$12.7	$1,249.4
Watch		2.5	12.1	8.0	2.9	1.3	.4	27.2
At-risk		.9	1.8	2.2	.9	1.0	.1	6.9
		$527.5	$317.6	$216.4	$148.9	$59.9	$13.2	$1,283.5
Total customer retail		$4,894.7	$3,523.4	$2,072.2	$978.5	$366.2	$86.6	$11,921.6

Total	$5,173.9	$5,577.5	$4,188.0	$2,482.9	$1,173.4	$468.8	$228.6	$19,293.1

	REVOLVING
At December 31, 2024	LOANS	2024	2023	2022	2021	2020	PRIOR	TOTAL
Gross charge-offs:
Customer retail:
Fleet		$.9	$19.4	$12.1	$7.5	$4.2	$7.8	$51.9
Owner/operator		.1	2.4	3.7	1.0	1.3	.8	9.3
Total		$1.0	$21.8	$15.8	$8.5	$5.5	$8.6	$61.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

	REVOLVING
At December 31, 2023	LOANS	2023	2022	2021	2020	2019	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$4,129.8							$4,129.8
Watch	18.0							18.0
	$4,147.8							$4,147.8
Retail:
Performing	$280.7	$789.1	$520.0	$291.2	$162.8	$161.8	$125.2	$2,330.8
	$280.7	$789.1	$520.0	$291.2	$162.8	$161.8	$125.2	$2,330.8
Total dealer	$4,428.5	$789.1	$520.0	$291.2	$162.8	$161.8	$125.2	$6,478.6

Customer retail:
Fleet:
Performing		$4,601.7	$2,667.2	$1,309.5	$719.2	$226.7	$64.1	$9,588.4
Watch		46.0	32.0	7.5	5.7	1.3	.9	93.4
At-risk		42.0	31.0	12.9	5.6	1.2	.1	92.8
		$4,689.7	$2,730.2	$1,329.9	$730.5	$229.2	$65.1	$9,774.6
Owner/operator:
Performing		$460.9	$332.9	$263.6	$142.1	$52.8	$8.6	$1,260.9
Watch		2.0	3.2	2.2	1.3	.3		9.0
At-risk		.6	1.3	1.1	1.5	.2	.4	5.1
		$463.5	$337.4	$266.9	$144.9	$53.3	$9.0	$1,275.0
Total customer retail		$5,153.2	$3,067.6	$1,596.8	$875.4	$282.5	$74.1	$11,049.6

Total	$4,428.5	$5,942.3	$3,587.6	$1,888.0	$1,038.2	$444.3	$199.3	$17,528.2

	REVOLVING
At December 31, 2023	LOANS	2023	2022	2021	2020	2019	PRIOR	TOTAL
Gross charge-offs:
Dealer:
Wholesale	$.2							$.2
Total dealer	$.2							$.2

Customer retail:
Fleet		$1.0	$9.4	$5.1	$4.2	$4.2	$.6	$24.5
Owner/operator		.5	1.1	1.5	.5		.3	3.9
Total customer retail		$1.5	$10.5	$6.6	$4.7	$4.2	$.9	$28.4
Total	$.2	$1.5	$10.5	$6.6	$4.7	$4.2	$.9	$28.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2024	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$4,942.1	$2,427.4	$10,462.5	$1,266.9	$19,098.9
31 – 60 days past due	1.1		71.8	7.9	80.8
Greater than 60 days past due	.9		103.8	8.7	113.4
	$4,944.1	$2,427.4	$10,638.1	$1,283.5	$19,293.1

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2023	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$4,131.7	$2,330.8	$9,656.4	$1,262.4	$17,381.3
31 – 60 days past due	15.0		61.0	8.5	84.5
Greater than 60 days past due	1.1		57.2	4.1	62.4
	$4,147.8	$2,330.8	$9,774.6	$1,275.0	$17,528.2

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2024	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$350.0	$5.5	$355.5
Amortized cost basis with no specific reserve	$.9		25.8	1.4	28.1
Total	$.9		$375.8	$6.9	$383.6

The increase in amortized cost basis with a specific reserve is due to customers in the U.S. and Canada and Brasil.

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2023	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$69.8	$4.3	$74.1
Amortized cost basis with no specific reserve			22.8	.8	23.6
Total			$92.6	$5.1	$97.7

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

Year Ended December 31,	2024	2023	2022
Dealer:
Retail			$.1
Customer retail:
Fleet	$3.3	$2.2	2.5
Owner/operator	.3	.4	.2
	$3.6	$2.6	$2.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

Customers Experiencing Financial Difficulty: The Company modified $330.2 and $55.2 of finance receivables for customers experiencing financial difficulty during the years ended December 31, 2024 and 2023, respectively. Generally, other than insignificant term extensions and payment delays are modifications extending terms and payment delays for more than three months. The amortized cost basis of finance receivables for other than insignificant term extensions and payment delays for customers in financial difficulty was as follows:

At December 31,	2024	2023
Customer retail:
Fleet	$183.3	$7.5
Owner/operator	.4
	$183.7	$7.5
% of total retail portfolio	1.3%	< .1%

The higher other than insignificant modifications to customers experiencing financial difficulties was primarily for two large fleet customers in the U.S. The modifications granted customers additional time to pay. The financial effects of the term extensions added a weighted-average of 6 and 19 months to the life of the modified contracts for the years ended December 31, 2024 and 2023, respectively. The effect of modifications is included in the Company's historical loss information used to determine the allowance for credit losses. For certain modifications to customers experiencing financial difficulties that are at-risk at December 31, 2024 and December 31, 2023, the allowance for credit losses is based on the value of underlying collateral or a discounted cash flow analysis.

There were $3.5 finance receivables modified with customers experiencing financial difficulty during the previous twelve months that had a payment default in the year ended December 31, 2024. There were no finance receivables modified with customers experiencing financial difficulty on or after January 1, 2023 that had a payment default in the year ended December 31, 2023.

Repossessions: When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at December 31, 2024 and 2023 was $80.9 and $30.4, respectively.

Proceeds from the sales of repossessed assets were $77.2, $27.7 and $20.8 for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are included in Proceeds from asset disposals in the Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Income.

F.
EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases for Truck, Parts and Other and for the Financial Services segment is presented below:

	TRUCK, PARTS AND OTHER		FINANCIAL SERVICES
At December 31,	2024	2023	2024	2023
Equipment on operating leases	$90.4	$177.4	$2,858.8	$3,365.3
Less allowance for depreciation	(21.2)	(49.8)	(967.4)	(1,189.9)
	$69.2	$127.6	$1,891.4	$2,175.4

Annual minimum lease payments due on Financial Services operating leases beginning January 1, 2025 are $506.9, $370.4, $260.0, $152.6, $57.9 and $13.1 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

When the equipment is sold subject to a RVG, the full sales price is received from the customer. A liability is established for the residual value obligation with the remainder of the proceeds recorded as deferred lease revenue. These amounts are summarized below:

	TRUCK, PARTS AND OTHER
At December 31,	2024	2023
Residual value guarantees	$60.2	$119.7
Deferred lease revenues	20.1	22.9
	$80.3	$142.6

Annual maturities of the RVGs beginning January 1, 2025 are $41.5, $9.0, $6.5, $2.4, $.8 and nil thereafter. The deferred lease revenue is amortized on a straight-line basis over the RVG contract period. At December 31, 2024, the annual amortization of deferred revenues beginning January 1, 2025 are $9.0, $5.5, $3.3, $2.3 and nil thereafter.

G.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment included the following:

At December 31,	USEFUL LIVES	2024	2023
Land		$331.7	$325.7
Buildings and improvements	10 - 40 years	1,728.7	1,703.8
Machinery, equipment and production tooling	3 - 20 years	5,571.9	5,337.7
Construction in progress		746.1	676.3
		8,378.4	8,043.5
Less allowance for depreciation		(4,392.8)	(4,263.4)
		$3,985.6	$3,780.1

H.
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

Accounts payable, accrued expenses and other include the following:

At December 31,	2024	2023
Truck, Parts and Other:
Accounts payable	$1,598.7	$1,667.6
Product support liabilities	743.0	867.8
Accrued expenses	916.5	936.5
Right-of-return liabilities	366.1	365.8
Accrued capital expenditures	182.7	225.1
Salaries and wages	397.1	401.5
Other	601.0	612.0
	$4,805.1	$5,076.3

I.
PRODUCT SUPPORT LIABILITIES

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2024	2023	2022
Balance at January 1	$767.0	$437.7	$344.3
Cost accruals	616.2	739.2	386.1
Payments	(917.8)	(632.4)	(398.7)
Change in estimates for pre-existing warranties	163.2	211.9	111.5
Currency translation and other	(22.5)	10.6	(5.5)
Balance at December 31	$606.1	$767.0	$437.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2024	2023	2022
Balance at January 1	$1,229.1	$904.9	$775.2
Deferred revenues	701.1	812.4	629.1
Revenues recognized	(591.8)	(507.8)	(476.1)
Currency translation	(36.2)	19.6	(23.3)
Balance at December 31	$1,302.2	$1,229.1	$904.9

The Company expects to recognize approximately $392.7 of the remaining deferred revenues on extended warranties and R&M contracts in 2025, $384.2 in 2026, $275.9 in 2027, $159.8 in 2028, $88.0 in 2029 and $1.6 thereafter.

Product support liabilities are included in the accompanying Consolidated Balance Sheets as follows:

	WARRANTY RESERVES		DEFERRED REVENUES
At December 31,	2024	2023	2024	2023
Truck, Parts and Other:
Accounts payable, accrued expenses and other	$354.3	$513.6	$388.7	$354.2
Other liabilities	251.8	253.4	901.9	861.4
Financial Services:
Accounts payable, accrued expenses and other			3.9	5.3
Deferred taxes and other liabilities			7.7	8.2
	$606.1	$767.0	$1,302.2	$1,229.1

J.
BORROWINGS AND CREDIT ARRANGEMENTS

Financial Services borrowings include the following:

	2024		2023
	EFFECTIVE		EFFECTIVE
At December 31,	RATE	BORROWINGS	RATE	BORROWINGS
Commercial paper	4.4%	$5,484.9	5.2%	$5,068.9
Bank loans	11.5%	518.9	8.6%	541.0
		6,003.8		5,609.9
Term notes	4.2%	9,891.2	3.4%	8,624.6
	4.5%	$15,895.0	4.3%	$14,234.5

Commercial paper and term notes borrowings were $15,376.1 and $13,693.5 at December 31, 2024 and 2023, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(51.7) and $(54.1) at December 31, 2024 and 2023, respectively. The effective rate is the weighted-average rate as of December 31, 2024 and 2023 and includes the effects of interest-rate contracts.

The annual maturities of the Financial Services borrowings are as follows:

	COMMERCIAL	BANK	TERM
Beginning January 1,	PAPER	LOANS	NOTES	TOTAL
2025	$5,497.1	$239.1	$2,623.4	$8,359.6
2026		139.8	3,293.4	3,433.2
2027		92.5	2,064.0	2,156.5
2028		39.2	600.0	639.2
2029		8.3	999.9	1,008.2
2030 and beyond			350.0	350.0
	$5,497.1	$518.9	$9,930.7	$15,946.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

Interest paid on borrowings was $571.8, $396.5 and $169.1 in 2024, 2023 and 2022, respectively.

The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets, and to a lesser extent, bank loans. Bank loans were primarily issued by Nacional Financiera (NAFIN), Scotiabank Mexico, HSBC Mexico and Banco Nacional de Desenvolvimento Economico e Social (BNDES). The medium-term notes are issued by PACCAR Financial Corp. (PFC), PACCAR Financial Europe (PFE), PACCAR Financial Mexico (PFM), PACCAR Financial Pty. Ltd. (PFPL Australia), PACCAR Financial Ltd. (PFL Canada) and Banco PACCAR S.A. (PFB).

In November 2024, the Company’s U.S. finance subsidiary, PFC, filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of December 31, 2024 was $7,250.0. The registration expires in November 2027 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2024, the Company’s European finance subsidiary, PFE, had €597.9 available for issuance under a €2,500.0 medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program renews annually and expires in July 2025.

In August 2021, PFM registered a 10,000.0 Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5,000.0 Mexican pesos. At December 31, 2024, 5,570.0 Mexican pesos were available for issuance.

In August 2018, the Company's Australian subsidiary, PFPL Australia established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL Australia as of December 31, 2024 was 700.0 Australian dollars.

In May 2021, the Company's Canadian subsidiary, PFL Canada established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. There were no borrowings under this program as of December 31, 2024.

The Company’s Brazilian subsidiary, PFB, established a lending program in December 2021 with the local development bank, BNDES, for qualified customers to receive preferential conditions and generally market interest rates. This program is limited to 2,597.9 Brazilian reais and has 1,145.9 Brazilian reais outstanding as of December 31, 2024. The Brazilian subsidiary also established a Letra Financeira (LF) program in May 2024 and the program does not limit the principal amount of debt securities that may be issued under the program. A total of 500.0 Brazilian reais medium-term notes were outstanding as of December 31, 2024.

The Company has line of credit arrangements of $5,478.7, of which $4,956.5 were unused at December 31, 2024. Included in these arrangements are $4,000.0 of committed bank facilities, of which $1,500.0 expires in June 2025, $1,250.0 expires in June 2027 and $1,250.0 expires in June 2029. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the year ended December 31, 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

The components of lease expense were as follows:

Year Ended December 31,	2024	2023	2022
Finance lease cost
Amortization of right-of-use assets and interest	$.6	$1.1	$.9
Operating lease cost	23.4	17.5	15.5
Short-term lease cost	2.7	3.7	2.4
Variable lease cost	2.9	2.4	1.2
Total lease cost	$29.6	$24.7	$20.0

Balance sheet information related to leases was as follows:

	2024		2023
At December 31,	OPERATING LEASES	FINANCE LEASES	OPERATING LEASES	FINANCE LEASES
TRUCK, PARTS AND OTHER:
Other noncurrent assets	$65.6	$1.7	$64.9	$2.5
FINANCIAL SERVICES:
Other assets	4.8		6.0
Total right-of-use assets	$70.4	$1.7	$70.9	$2.5

TRUCK, PARTS AND OTHER:
Accounts payable, accrued expenses and other	$16.3	$.7	$14.2	$.8
Other liabilities	50.6	.9	51.6	1.6
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	1.7		1.8
Deferred taxes and other liabilities	2.9		3.9
Total lease liabilities	$71.5	$1.6	$71.5	$2.4

The weighted-average remaining lease term and discount rate were as follows at December 31:

	2024		2023
	OPERATING LEASES	FINANCE LEASES	OPERATING LEASES	FINANCE LEASES
Weighted-average remaining lease term	5.1 years	2.5 years	5.7 years	3.1 years
Weighted-average discount rate	4.6%	2.0%	4.0%	2.3%

Maturities of lease liabilities are as follows:

Beginning January 1,	OPERATING LEASES	FINANCE LEASES
2025	$20.2	$.8
2026	18.0	.7
2027	14.1	.1
2028	9.2	.1
2029	5.4
Thereafter	13.0
Total lease payments	79.9	1.7
Less: interest	(8.4)	(.1)
Total lease liabilities	$71.5	$1.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

Cash flow information related to leases was as follows:

Year Ended December 31,	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$27.0	$17.0	$15.9
Financing cash flows from finance leases	.6	1.1	1.0

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	27.1	39.5	17.0
Finance leases		1.3	2.9

L.
COMMITMENTS AND CONTINGENCIES

At December 31, 2024, PACCAR had standby letters of credit and surety bonds totaling $34.6, from third-party financial institutions, in the normal course of business, which guarantee various insurance, financing and other activities. At December 31, 2024, PACCAR’s financial services companies, in the normal course of business, had outstanding commitments to fund new loan and lease transactions amounting to $949.3. The commitments generally expire in 90 days. The Company had other commitments, primarily to purchase production inventory, equipment and commodities amounting to $207.1, $94.2, $95.1, $71.8, $66.5 and $90.6 for 2025, 2026, 2027, 2028, 2029 and beyond, respectively.

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities for the years ended December 31, 2024, 2023 and 2022 were $4.4, $3.0 and $4.6, respectively.

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

M.
EMPLOYEE BENEFITS

Severance Costs: The Company incurred severance expense in 2024, 2023 and 2022 of $13.5, $.6 and $.6, respectively.

Defined Benefit Pension Plans: The Company has several defined benefit pension plans, which cover a majority of its employees. The Company evaluates its actuarial assumptions on an annual basis and considers changes based upon market conditions and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

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

The Company funds its pensions in accordance with applicable employee benefit and tax laws. The Company contributed $40.8 to its pension plans in 2024 and $27.3 in 2023. The Company expects to contribute in the range of $25 to $75 to its pension plans in 2025, of which $17.1 is estimated to satisfy minimum funding requirements. Annual benefits expected to be paid beginning January 1, 2025 are $147.9, $137.5, $137.6, $184.9, $211.0 and a total of $839.9 for the five years thereafter.

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

The following information details the allocation of plan assets by investment type. See Note Q for definitions of fair value levels.

		FAIR VALUE HIERARCHY
At December 31, 2024	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$1,072.7	$1,072.7
Global equities					840.4	840.4
Total equities	45 - 65%				1,913.1	1,913.1

Fixed income:
U.S. fixed income		$129.1	$257.7	$386.8	$708.8	$1,095.6
Non-U.S. fixed income			36.4	36.4	490.2	526.6
Total fixed income	35 - 55%	129.1	294.1	423.2	1,199.0	1,622.2
Cash and other			82.8	82.8	.2	83.0
Total plan assets		$129.1	$376.9	$506.0	$3,112.3	$3,618.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

		FAIR VALUE HIERARCHY
At December 31, 2023	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$1,004.4	$1,004.4
Global equities					771.8	771.8
Total equities	45 - 65%				1,776.2	1,776.2

Fixed income:
U.S. fixed income		$95.7	$275.4	$371.1	$676.9	$1,048.0
Non-U.S. fixed income			39.3	39.3	530.2	569.5
Total fixed income	35 - 55%	95.7	314.7	410.4	1,207.1	1,617.5
Cash and other		.4	99.4	99.8	.6	100.4
Total plan assets		$96.1	$414.1	$510.2	$2,983.9	$3,494.1

The following weighted-average assumptions relate to all pension plans of the Company:

At December 31,	2024	2023
Discount rate	5.5%	4.8%
Rate of increase in future compensation levels	3.9%	3.9%
Assumed long-term rate of return on plan assets	6.7%	6.6%

The components of the change in projected benefit obligation and change in plan assets are as follows:

At December 31,	2024	2023
Change in projected benefit obligation:
Benefit obligation at January 1	$2,903.3	$2,567.0
Service cost	107.6	94.0
Interest cost	135.0	127.5
Benefits paid	(119.3)	(110.1)
Actuarial (gain) loss	(224.0)	186.5
Currency translation and other	(37.7)	37.8
Participant contributions	1.0	.6
Projected benefit obligation at December 31	$2,765.9	$2,903.3

Change in plan assets:
Fair value of plan assets at January 1	$3,494.1	$3,115.2
Employer contributions	40.8	27.3
Actual gain on plan assets	234.0	412.5
Benefits paid	(119.3)	(110.1)
Currency translation and other	(32.3)	48.6
Participant contributions	1.0	.6
Fair value of plan assets at December 31	$3,618.3	$3,494.1
Funded status at December 31	$852.4	$590.8

At December 31,	2024	2023
Amounts recorded on Balance Sheets:
Other noncurrent assets	$995.8	$734.8
Accounts payable, accrued expenses and other	29.4	23.8
Other liabilities	114.0	120.2
Accumulated other comprehensive loss:
Actuarial (gain) loss	(80.2)	98.0
Prior service cost	10.5	12.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

Of the December 31, 2024 amounts in accumulated other comprehensive loss, $2.6 of unrecognized actuarial loss and $1.3 of unrecognized prior service cost are expected to be amortized into net pension expense in 2025.

The accumulated benefit obligation for all pension plans of the Company was $2,389.9 and $2,494.4 at December 31, 2024 and 2023, respectively.

Information for all plans with an accumulated benefit obligation in excess of plan assets is as follows:

At December 31,	2024	2023
Projected benefit obligation	$140.4	$138.7
Accumulated benefit obligation	126.4	124.1
Fair value of plan assets	4.6	7.1

The components of pension expense are as follows:

Year Ended December 31,	2024	2023	2022
Service cost	$107.6	$94.0	$148.5
Interest on projected benefit obligation	135.0	127.5	84.9
Expected return on assets	(243.7)	(230.3)	(215.1)
Amortization of prior service costs	1.4	1.4	.7
Recognized actuarial loss	7.2	4.7	28.9
Net pension expense (gain)	$7.5	$(2.7)	$47.9

The components of net pension expense other than service cost are included in Interest and other (income) expenses, net on the Consolidated Statements of Income.

Multi-employer Plans: The Company participates in multi-employer plans in the U.S. and Europe. These are typically under collective bargaining agreements and cover its union-represented employees. The Company’s participation in the following multi-employer plans for the years ended December 31 are as follows:

		PENSION PLAN		COMPANY CONTRIBUTIONS
PENSION PLAN	EIN	NUMBER	SURCHARGE	2024	2023	2022
Metal and Electrical Engineering Industry Pension Fund		135668	Yes	$48.4	$46.1	$37.1
Western Metal Industry Pension Plan	91-6033499	001	Yes	4.3	4.5	4.0
Other plans				1.1	1.2	1.0
				$53.8	$51.8	$42.1

The Company contributions shown in the table above approximate the multi-employer pension expense for each of the years ended December 31, 2024, 2023 and 2022, respectively.

Metal and Electrical Engineering Industry Pension Fund is a multi-employer union plan incorporating all DAF employees in the Netherlands and is covered by a collective bargaining agreement that will expire on December 31, 2025. The Company’s contributions were less than 5% of the total contributions to the plan for the last three reporting periods ending December 2024. The plan is required by law (the Netherlands Pension Act) to have a minimum coverage ratio in excess of 104.4% and a policy coverage ratio in excess of 119.1% (weighted coverage ratio of the last 12 months). Because the policy coverage ratio of 113.1% at December 31, 2024 is below the required threshold, a funding improvement plan remains in place. Based on the funding improvement plan, the required coverage of 119.1% should be reached by the end of 2034. The funding improvement plan includes a possible reduction in pension benefits and delays in future benefit increases.

The Western Metal Industry Pension Plan is located in the U.S. and is covered by a collective bargaining agreement that will expire on November 2, 2025. In accordance with the U.S. Pension Protection Act of 2006, the plan continued to be certified as critical (red) for the 2024 plan year and a rehabilitation plan has been implemented requiring additional contributions as long as the plan remains in critical status. Contributions by the Company were 26% and 27% of the total contributions to the plan for the years ended December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

Other plans are principally located in the U.S. and the Company’s contributions to these plans for the years ended December 31, 2024 and 2023 were less than 5% of each plan’s total contributions. As of December 31, 2023, one of the other plans was under a funding rehabilitation plan requiring an increase to the mandated employer surcharge from 5% to 10%, which will be applicable for each succeeding year in which the plan remains in a critical status. As of October 31, 2024, the Company no longer has any obligations under this plan due to the sale of the winch business.

There were no other significant changes for the multi-employer plans in the periods presented that affected comparability between periods.

Defined Contribution Plans: The Company maintains several defined contribution benefit plans whereby it contributes designated amounts on behalf of participant employees. The largest plan is for U.S. salaried employees where the Company matches a percentage of employee contributions up to an annual limit. The match was 5% of eligible pay in 2024, 2023 and 2022. Other plans are located in Australia, the Netherlands, Canada, United Kingdom and Germany. Expenses for these plans were $73.7, $65.4 and $56.3 in 2024, 2023 and 2022, respectively.

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

The components of the Company’s income before income taxes include the following:

Year Ended December 31,	2024	2023	2022
Domestic	$3,525.1	$3,913.7	$2,322.9
Foreign	1,875.8	1,804.5	1,525.8
	$5,400.9	$5,718.2	$3,848.7

The components of the Company’s provision for income taxes include the following:

Year Ended December 31,	2024	2023	2022
Current provision:
Federal	$679.2	$845.5	$567.0
State	158.2	179.8	143.1
Foreign	480.8	395.8	335.0
	1,318.2	1,421.1	1,045.1
Deferred (benefit) obligation:
Federal	(65.8)	(141.5)	(173.2)
State	(7.1)	(24.4)	(42.0)
Foreign	(6.4)	(137.8)	7.2
	(79.3)	(303.7)	(208.0)
	$1,238.9	$1,117.4	$837.1

Tax benefits recognized for net operating loss carryforwards were $8.3, $118.2 and $3.9 for the years ended 2024, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
Effect of:
State	2.2	2.3	2.1
Research and development tax credit	(1.0)	(.8)	(1.0)
Tax on foreign earnings	1.6	.1	.5
Brasil valuation allowance release		(2.1)
Other, net	(.9)	(1.0)	(.8)
	22.9%	19.5%	21.8%

Based on the Company’s current operations, the Company does not expect that the repatriation of future foreign earnings will be subject to significant income tax as a result of the U.S. modified territorial system.

At December 31, 2024, the Company had net operating loss carryforwards of $371.9, of which $299.3 related to foreign subsidiaries and $72.6 related to states in the U.S. The related deferred tax asset was $101.1, for which a $1.6 valuation allowance has been provided. The carryforward periods range from four years to indefinite, subject to certain limitations under applicable laws. The future tax benefits of net operating loss carryforwards are evaluated on a regular basis, including a review of historical and projected operating results.

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

At December 31,	2024	2023
Assets:
Accrued liabilities	$308.2	$314.3
R&D expense capitalization	365.8	257.1
Net operating loss and tax credit carryforwards	110.3	144.8
Inventory adjustments	62.9	64.6
Allowance for losses on receivables	50.6	53.2
Other	127.5	132.2
	1,025.3	966.2
Valuation allowance	(1.6)	(2.3)
	1,023.7	963.9
Liabilities:
Financial Services leasing depreciation	(559.5)	(572.6)
Depreciation and amortization	(231.5)	(219.7)
Postretirement benefit plans	(210.3)	(144.5)
Other	(98.7)	(58.9)
	(1,100.0)	(995.7)
Net deferred tax liability	$(76.3)	$(31.8)

The balance sheet classifications of the Company’s deferred tax assets and liabilities are as follows:

At December 31,	2024	2023
Truck, Parts and Other:
Other noncurrent assets, net	$485.2	$502.6
Other liabilities	(102.7)	(78.8)
Financial Services:
Other assets	60.1	88.3
Deferred taxes and other liabilities	(518.9)	(543.9)
Net deferred tax liability	$(76.3)	$(31.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

Cash paid for income taxes was $1,318.7, $1,499.3 and $932.1 in 2024, 2023 and 2022, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2024	2023	2022
Balance at January 1	$31.2	$27.8	$26.0
Additions for tax positions related to the current year	9.4	7.7	7.4
Additions for tax positions related to prior years	3.9	2.6	1.8
Reductions for tax positions related to prior years		(1.6)	(1.6)
Lapse of statute of limitations	(5.6)	(5.3)	(5.8)
Balance at December 31	$38.9	$31.2	$27.8

The Company had $38.9, $31.2 and $27.8 of unrecognized tax benefits, all of which would impact the effective tax rate, if recognized, as of December 31, 2024, 2023 and 2022, respectively.

The Company recognized $1.1, $.8 and $.1 of expense related to interest in 2024, 2023 and 2022, respectively. Accrued interest expense and penalties were $2.7, $1.7 and $.9 as of December 31, 2024, 2023 and 2022, respectively. Interest and penalties are classified as income taxes in the Consolidated Statements of Income.

The Company believes it is reasonably possible that approximately $8.0 of unrecognized tax benefits, resulting primarily from research and development tax credits, will be resolved within the next 12 months. As of December 31, 2024, the United States Internal Revenue Service has completed examinations of the Company’s tax returns for all years through 2016. The Company’s tax returns for other major jurisdictions remain subject to examination for the years ranging from 2011 through 2024.

O.
STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss): The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity, consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2024	$(11.0)	$(13.9)	$(110.3)	$(558.7)	$(693.9)
Recorded into AOCI	204.2	15.5	173.1	(656.1)	(263.3)
Reclassified out of AOCI	(160.7)	(2.3)	6.9		(156.1)
Net other comprehensive income (loss)	43.5	13.2	180.0	(656.1)	(419.4)
Balance at December 31, 2024	$32.5	$(.7)	$69.7	$(1,214.8)	$(1,113.3)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2023	$35.1	$(43.6)	$(110.9)	$(834.0)	$(953.4)
Recorded into AOCI	(137.9)	32.4	(4.0)	275.3	165.8
Reclassified out of AOCI	91.8	(2.7)	4.6		93.7
Net other comprehensive (loss) income	(46.1)	29.7	.6	275.3	259.5
Balance at December 31, 2023	$(11.0)	$(13.9)	$(110.3)	$(558.7)	$(693.9)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2022	$(13.5)	$(1.1)	$(269.8)	$(636.7)	$(921.1)
Recorded into AOCI	8.6	(41.3)	136.4	(197.3)	(93.6)
Reclassified out of AOCI	40.0	(1.2)	22.5		61.3
Net other comprehensive income (loss)	48.6	(42.5)	158.9	(197.3)	(32.3)
Balance at December 31, 2022	$35.1	$(43.6)	$(110.9)	$(834.0)	$(953.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

Reclassifications out of AOCI during the years ended December 31, 2024, 2023 and 2022 were as follows:

	LINE ITEM IN THE CONSOLIDATED	AMOUNT RECLASSIFIED OUT OF AOCI
AOCI COMPONENTS	STATEMENTS OF INCOME	2024	2023	2022
Unrealized (gains) losses on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$(12.1)	$31.9	$19.3
	Cost of sales and revenues	(28.8)	2.2	(15.3)
	Interest and other (income) expenses, net	(15.6)	(.9)	(1.4)
Commodity contracts	Cost of sales and revenues	13.1	4.2	32.0
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	(7.3)	(2.1)	7.3
Interest-rate contracts	Interest and other borrowing expenses	(149.5)	76.5	6.1
	Pre-tax expense (reduction) increase	(200.2)	111.8	48.0
	Tax expense (benefit)	39.5	(20.0)	(8.0)
	After-tax expense (reduction) increase	(160.7)	91.8	40.0
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(3.0)	(3.6)	(1.6)
	Tax expense	.7	.9	.4
	After-tax income increase	(2.3)	(2.7)	(1.2)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income) expenses, net	7.2	4.7	28.9
Prior service costs	Interest and other (income) expenses, net	1.4	1.4	.7
	Pre-tax expense increase	8.6	6.1	29.6
	Tax benefit	(1.7)	(1.5)	(7.1)
	After-tax expense increase	6.9	4.6	22.5
Total reclassifications out of AOCI		$(156.1)	$93.7	$61.3

Other Capital Stock Changes: The Company purchased and retired nil treasury shares in 2024, 2023 and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

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

At December 31, 2024, the notional amount of the Company’s interest-rate contracts was $3,418.0. Notional maturities for all interest-rate contracts are $975.4 for 2025, $768.8 for 2026, $757.3 for 2027, $245.7 for 2028, $283.8 for 2029 and $387.0 thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At December 31, 2024, the notional amount of the outstanding foreign-exchange contracts was $1,876.2. Foreign-exchange contracts typically mature within one year.

Commodity Contracts: The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks. The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. At December 31, 2024, there were no outstanding commodity contracts. Commodity contracts mature within one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

At December 31,	2024		2023
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$132.2		$17.3
Deferred taxes and other liabilities		$41.1		$131.1
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	67.6		1.5
Accounts payable, accrued expenses and other		3.0		21.1
Financial Services:
Other assets	5.8
Deferred taxes and other liabilities				3.6
Commodity contracts:
Truck, Parts and Other:
Other current assets			1.2
Accounts payable, accrued expenses and other				.8
	$205.6	$44.1	$20.0	$156.6
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$1.2		$1.0
Accounts payable, accrued expenses and other		$2.4		$3.4
Financial Services:
Other assets	.2
Deferred taxes and other liabilities		.2		.1
	$1.4	$2.6	$1.0	$3.5
Gross amounts recognized in Balance Sheets	$207.0	$46.7	$21.0	$160.1
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	$(.9)	$(.9)	$(1.6)	$(1.6)
Commodity contracts			(.7)	(.7)
Financial Services:
Interest-rate contracts	(11.4)	(11.4)	(11.9)	(11.9)
Pro forma net amount	$194.7	$34.4	$6.8	$145.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

The following table presents the amount of (gain) loss from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

Year Ended December 31,	2024		2023		2022
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$(12.1)		$31.9		$19.3
Cost of sales and revenues
Cash flow hedges		(28.8)		2.2		(15.3)
Derivatives not designated as hedging instruments				(5.1)		(1.7)
Interest and other (income) expenses, net
Cash flow hedges		(9.2)		12.8		(1.4)
Net investment hedges		(9.8)		(8.7)		(5.8)
Derivatives not designated as hedging instruments		(10.2)		8.8		.8
		$(70.1)		$41.9		$(4.1)
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$(149.5)	$(5.0)	$76.5	$1.8	$6.1	$7.3
Fair value hedges	9.3		9.8		1.0
Derivatives not designated as hedging instruments		9.7		1.7		(8.1)
	$(140.2)	$4.7	$86.3	$3.5	$7.1	$(.8)
Total	$(140.2)	$(65.4)	$86.3	$45.4	$7.1	$(4.9)

The loss from commodity contracts recorded in cost of sales and revenue was $13.1, $4.2 and $31.8 for the years ended 2024, 2023 and 2022, respectively.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

At December 31,	2024	2023
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$543.1	$128.1
Cumulative basis adjustment included in the carrying amount	8.6	7.1

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $2.9 and $12.2 as of December 31, 2024 and 2023, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The Company elected to exclude the forward premium component (excluded component) on some foreign-exchange cash flow hedges and amortize the excluded component over the life of the derivative instruments. The amortization of the excluded component is recognized in Interest and other (income) expenses, net in Truck, Parts and Other segment and Interest and other borrowing expenses in Financial Services segment in the Consolidated Statements of Income. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 7.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

The following table presents the pre-tax effects of gain (loss) on cash flow hedges recognized in other comprehensive income (loss) (OCI):

Year Ended December 31,	2024		2023		2022
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
Gain (loss) recognized in OCI:
Truck, Parts and Other		$88.9		$(65.7)		$41.2
Financial Services	$176.9	9.2	$(110.5)	1.8	$19.1	(25.5)
	$176.9	$98.1	$(110.5)	$(63.9)	$19.1	$15.7

The pre-tax effects of loss on commodity hedges recognized in other comprehensive income (OCI) for Truck, Parts and Other was $13.9, $.5 and $17.1 in 2024, 2023 and 2022, respectively.

The amount of gain in AOCI at December 31, 2024 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $4.4, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of (losses) gains reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur were $(2.8) for the year ended December 31, 2024, nil for the year ended December 31, 2023 and $1.0 for the year ended December 31, 2022.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). The notional amount of the outstanding net investment hedges was $553.8, $443.6 and $347.0 at December 31, 2024, 2023 and 2022, respectively. The pre-tax gain (loss) recognized in OCI for the net investment hedges was $32.6, $(8.2) and $28.8 at December 31, 2024, 2023 and 2022, respectively.

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

December 31, 2024, 2023 and 2022 (currencies in millions)

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At December 31, 2024	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$303.7	$303.7
U.S. taxable municipal / non-U.S. provincial bonds		380.1	380.1
U.S. corporate securities		864.2	864.2
U.S. government securities	$285.7		285.7
Non-U.S. corporate securities		608.1	608.1
Non-U.S. government securities		164.3	164.3
Other debt securities		166.4	166.4
Total marketable debt securities	$285.7	$2,486.8	$2,772.5
Marketable equity securities	$6.3		$6.3
Total marketable securities	$292.0	$2,486.8	$2,778.8
Derivatives
Cross currency swaps		$121.3	$121.3
Interest-rate swaps		10.9	10.9
Foreign-exchange contracts		74.8	74.8
Total derivative assets		$207.0	$207.0
Liabilities:
Derivatives
Cross currency swaps		$28.7	$28.7
Interest-rate swaps		12.4	12.4
Foreign-exchange contracts		5.6	5.6
Total derivative liabilities		$46.7	$46.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

At December 31, 2023	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$310.7	$310.7
U.S. taxable municipal / non-U.S. provincial bonds		240.1	240.1
U.S. corporate securities		353.3	353.3
U.S. government securities	$158.1		158.1
Non-U.S. corporate securities		524.2	524.2
Non-U.S. government securities		141.2	141.2
Other debt securities		90.6	90.6
Total marketable debt securities	$158.1	$1,660.1	$1,818.2
Marketable equity securities	$4.4		$4.4
Total marketable securities	$162.5	$1,660.1	$1,822.6
Derivatives
Cross currency swaps		$13.2	$13.2
Interest-rate swaps		4.1	4.1
Foreign-exchange contracts		2.5	2.5
Commodity contracts		1.2	1.2
Total derivative assets		$21.0	$21.0
Liabilities:
Derivatives
Cross currency swaps		$116.6	$116.6
Interest-rate swaps		14.5	14.5
Foreign-exchange contracts		28.2	28.2
Commodity contracts		.8	.8
Total derivative liabilities		$160.1	$160.1

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

At December 31,	2024		2023
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$8,900.6	$8,889.3	$8,126.8	$8,214.4
Liabilities:
Financial Services fixed rate debt	9,922.2	9,917.6	8,720.3	8,693.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions, except per share data)

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

The Company recognizes compensation cost on these options and restricted stock awards on a straight-line basis over the requisite period the employee is required to render service less estimated forfeitures based on historical experience. The plans contain antidilution provisions. The following data has been restated to reflect the Company’s 50% stock dividend in February 2023. The maximum number of shares of the Company’s common stock authorized for issuance under these plans is 70.0 million shares, and as of December 31, 2024, the maximum number of shares available for future grants was 14.2 million.

The assumptions used in determining the fair value of the option awards for each of the grant years are as follows:

	2024	2023	2022
Risk-free interest rate	4.21%	3.84%	1.86%
Expected volatility	27%	26%	26%
Expected dividend yield	4.4%	4.5%	4.3%
Expected term	6 years	6 years	6 years
Weighted-average grant date fair value of options per share	$20.08	$13.17	$9.70

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

The fair value of options granted was $13.5, $11.9 and $8.3 for the years ended December 31, 2024, 2023 and 2022, respectively. The fair value of options vested was $7.4, $6.8 and $5.6 during the years ended December 31, 2024, 2023 and 2022, respectively.

A summary of activity under the Company’s stock plans is presented below:

	2024	2023	2022
Intrinsic value of options exercised	$56.8	$41.2	$17.8
Cash received from stock option exercises	52.0	51.7	35.8
Tax benefit related to stock award exercises	8.0	5.4	2.6
Stock-based compensation	22.9	21.2	17.1
Tax benefit related to stock-based compensation	2.1	1.7	1.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions, except per share data)

The summary of options as of December 31, 2024 and changes during the year then ended are presented below:

		PER SHARE	REMAINING	AGGREGATE
	NUMBER	EXERCISE	CONTRACTUAL	INTRINSIC
	OF SHARES	PRICE*	LIFE IN YEARS*	VALUE
Options outstanding at January 1	3,823,300	$57.77
Granted	671,000	104.16
Exercised	(1,028,500)	50.61
Cancelled	(30,000)	81.15
Options outstanding at December 31	3,435,800	$68.77	6.84	$121.2
Vested and expected to vest	3,224,600	$67.79	6.74	$116.9
Exercisable	1,171,000	$50.45	4.46	$62.7

* Weighted-average

The fair value of restricted shares is determined based upon the stock price on the date of grant. The summary of nonvested restricted shares as of December 31, 2024 and changes during the year then ended is presented below:

	NUMBER	GRANT DATE
NONVESTED SHARES	OF SHARES	FAIR VALUE*
Nonvested awards outstanding at January 1	261,800	$66.21
Granted	129,500	103.10
Vested	(145,900)	72.27
Nonvested awards outstanding at December 31	245,400	$82.07

* Weighted-average

As of December 31, 2024, there was $10.8 of total unrecognized compensation cost related to nonvested stock options, which is recognized over a remaining weighted-average vesting period of 1.44 years. Unrecognized compensation cost related to nonvested restricted stock awards of $2.1 is expected to be recognized over a remaining weighted-average vesting period of .94 years.

The dilutive and antidilutive options are shown separately in the table below:

Year Ended December 31,	2024	2023	2022
Additional shares	1,261,900	1,099,000	769,100
Antidilutive options	671,000	891,500	1,653,600

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

S.
SEGMENT AND RELATED INFORMATION

PACCAR operates in three principal segments: Truck, Parts and Financial Services. The Company’s chief operating decision maker is the Chief Executive Officer (CEO). The CEO has principal executives (Segment Managers) who oversee the major business operations of the Company. The CEO allocates resources and evaluates the performance of its Truck and Parts segments based on operating profits, which excludes investment income, other income and expense, and income taxes. The Financial Services segment’s performance is evaluated based on income before income taxes. Geographic revenues from external customers are presented based on the country of the customer. The accounting policies of the reportable segments are the same as those applied in the consolidated financial statements as described in Note A.

Truck and Parts: The Truck segment includes the design and manufacture of high-quality, light-, medium- and heavy-duty commercial trucks and the Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles, both of which are sold through the same network of independent dealers. These segments derive a large proportion of their revenues and operating profits from operations in North America and Europe. The Truck segment incurs substantial costs to design, manufacture and sell trucks to its customers. The sale of new trucks provides the Parts segment with the basis for parts sales that may continue over the life of the truck, but are generally concentrated in the first five years after truck delivery. To reflect the benefit the Parts segment receives from costs incurred by the Truck segment, certain expenses are allocated from the Truck segment to the Parts segment. The expenses allocated are based on a percentage of the average annual expenses for factory overhead, engineering, research and development and SG&A expenses for the preceding five years. The allocation is based on the ratio of the average parts direct margin dollars (net sales less material and labor costs) to the total truck and parts direct margin dollars for the previous five years. The Company believes such expenses have been allocated on a reasonable basis. Truck segment assets related to the indirect expense allocation are not allocated to the Parts segment. Other (income) expenses included in the Truck and Parts segments is primarily the effects of foreign currency translation.

Financial Services: The Financial Services segment derives its earnings primarily from financing or leasing of PACCAR products and services provided to truck customers and dealers. Revenues are primarily generated from operations in North America and Europe.

In Europe, the marketing of used trucks, including those units sold by the Truck segment subject to a RVG, is performed by the Financial Services segment. When a customer returns the truck at the end of the RVG contract, the Company’s Truck segment records a reduction in a RVG liability and the Company’s Financial Services segment records a used truck asset and revenue from the subsequent sale. Certain gains and losses from the sale of these used trucks are shared with the Truck segment.

Other: Included in Other is the Company’s industrial winch manufacturing business through October 31, 2024, as well as sales, income and expenses not attributable to a reportable segment. The primary items include non-service cost components of pension expense, certain corporate income and expense and a charge for civil litigation claims in Europe for 2023. Intercompany interest (expense) income on dealer wholesale financing of $(80.9), $(91.2) and $(44.6), and on cash advances with the financial services companies of $13.6, $12.4 and $(1.9) for 2024, 2023 and 2022, respectively, are also included.

In the fourth quarter of 2024 PACCAR sold its industrial winch business. The resulting gain on sale is included in Truck, Parts and Other "Interest and other (income) expenses, net" on the Company's Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

Geographic Area Data	2024	2023	2022
Net sales and revenues:
United States	$18,664.5	$18,841.6	$15,379.2
Europe	6,962.6	8,741.4	7,486.5
Other	8,036.7	7,544.4	5,954.0
	$33,663.8	$35,127.4	$28,819.7
Property, plant and equipment, net:
United States	$2,124.1	$1,950.9	$1,831.7
The Netherlands	697.7	654.0	534.1
Belgium	479.9	550.4	572.8
Other	683.9	624.8	529.8
	$3,985.6	$3,780.1	$3,468.4
Equipment on operating leases, net:
United States	$507.7	$524.9	$846.9
Mexico	405.4	420.2	314.5
Spain	216.6	303.3	316.3
France	204.2	223.5	260.7
Germany	179.1	247.1	280.9
Poland	127.7	187.9	245.8
The Netherlands	62.3	137.8	185.9
Other	257.6	258.3	352.3
	$1,960.6	$2,303.0	$2,803.3

	2024
Business Segment Data	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$25,274.2	$6,743.9	$59.5	$32,077.6	$2,099.5	$34,177.1
Less intersegment	(435.8)	(77.5)		(513.3)		(513.3)
External Customers	$24,838.4	$6,666.4	$59.5	$31,564.3	$2,099.5	$33,663.8
Cost of sales and revenues	21,389.8	4,604.4	75.4	26,069.6		26,069.6
Research and development	343.6	108.7	.6	452.9		452.9
Selling, general and administrative	254.2	246.4	84.4	585.0	159.0	744.0
Interest and other borrowing expenses					710.8	710.8
Depreciation and other expenses					718.5	718.5
Provision for losses on receivables					75.6	75.6
Other segment (income) expenses	(1.8)	2.4	(114.4)	(113.8)		(113.8)
	$2,852.6	$1,704.5	$13.5	$4,570.6	$435.6	$5,006.2
Investment income						394.7
Income before income taxes	$2,852.6	$1,704.5	$13.5	$4,570.6	$435.6	$5,400.9

Depreciation and amortization:	$374.0	$14.8	$24.7	$413.5	$503.4	$916.9

Expenditures for long-lived assets:	$711.4	$52.2	$51.4	$815.0	$887.7	$1,702.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022 (currencies in millions)

	2023
Business Segment Data	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$27,257.1	$6,486.5	$54.7	$33,798.3	$1,811.9	$35,610.2
Less intersegment	(410.7)	(72.1)		(482.8)		(482.8)
External Customers	$26,846.4	$6,414.4	$54.7	$33,315.5	$1,811.9	$35,127.4
Cost of sales and revenues	22,440.6	4,369.6	84.0	26,894.2		26,894.2
Research and development	306.6	103.5	.8	410.9		410.9
Selling, general and administrative	278.5	238.0	87.8	604.3	149.0	753.3
Interest and other borrowing expenses					500.6	500.6
Depreciation and other expenses					590.7	590.7
Provision for losses on receivables					31.3	31.3
Other segment expenses *	20.8	.7	498.9	520.4		520.4
	$3,799.9	$1,702.6	$(616.8)	$4,885.7	$540.3	$5,426.0
Investment income						292.2
Income (loss) before income taxes	$3,799.9	$1,702.6	$(616.8)	$4,885.7	$540.3	$5,718.2

Depreciation and amortization:	$403.5	$15.0	$25.3	$443.8	$480.1	$923.9

Expenditures for long-lived assets:	$584.8	$65.7	$33.2	$683.7	$582.2	$1,265.9

* In 2023, Other includes a $600.0 non-recurring charge related to civil litigation in Europe (EC-related claims) which is discussed in Note L.

	2022
Business Segment Data	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$22,005.5	$5,829.4	$63.8	$27,898.7	$1,505.4	$29,404.1
Less intersegment	(519.3)	(65.1)		(584.4)		(584.4)
External Customers	$21,486.2	$5,764.3	$63.8	$27,314.3	$1,505.4	$28,819.7
Cost of sales and revenues	19,205.4	4,009.6	76.0	23,291.0		23,291.0
Research and development	246.1	94.6	.5	341.2		341.2
Selling, general and administrative	280.0	216.3	96.1	592.4	133.9	726.3
Interest and other borrowing expenses					216.3	216.3
Depreciation and other expenses					560.8	560.8
Provision for losses on receivables					5.5	5.5
Other segment expenses (income)	1.4	(2.8)	(107.7)	(109.1)		(109.1)
	$1,753.3	$1,446.6	$(1.1)	$3,198.8	$588.9	$3,787.7
Investment income						61.0
Income (loss) before income taxes	$1,753.3	$1,446.6	$(1.1)	$3,198.8	$588.9	$3,848.7

Depreciation and amortization:	$324.9	$14.0	$23.9	$362.8	$427.4	$790.2

Expenditures for long-lived assets:	$466.0	$21.1	$28.6	$515.7	$854.8	$1,370.5

Business Segment Data	2024	2023	2022
Segment Assets:
Truck	$7,563.3	$8,038.5	$7,218.1
Parts	2,097.0	1,912.1	1,742.1
Other	1,697.2	1,249.6	976.8
Cash and marketable securities	9,649.9	8,659.3	6,158.9
	21,007.4	19,859.5	16,095.9
Financial services	22,411.5	20,963.9	17,179.6
	$43,418.9	$40,823.4	$33,275.5

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Ernst & Young LLP, the Independent Registered Public Accounting Firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is included on page 82.

R. Preston Feight

Chief Executive Officer

report of independent registered public accounting firm

To the Stockholders and the Board of Directors of PACCAR Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PACCAR Inc (the Company) as of December 31, 2024, and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Product Warranty
Description of the Matter

The Company’s liability for product warranty totaled $606 million at December 31, 2024. As discussed in Note A of the consolidated financial statements, the Company’s liability for product warranty is estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. The Company periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1945 Seattle, Washington
February 19, 2025

report of independent registered public accounting firm

To the Stockholders and the Board of Directors of PACCAR Inc

Opinion on Internal Control Over Financial Reporting

We have audited PACCAR Inc’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PACCAR Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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
February 19, 2025

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

Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting on page 80 and Report of Independent Registered Public Accounting Firm on the Company’s internal control over financial reporting on page 82 for the year ended December 31, 2024, are included in this Form 10-K.

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s year-ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 401(a), (d), and (e) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 29, 2025 and is incorporated herein by reference:

Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

Item 401(b) of Regulation S-K:

Information about the Company’s executive officers is included in Part I, Item 1 of this Form 10-K.

Item 405 of Regulation S-K:

The information required by this item is included in the proxy statement for the annual stockholders meeting of April 29, 2025 and is incorporated herein by reference.

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

Item 407(d)(4) and 407(d)(5) of Regulation S‑K:

The following information is included in the proxy statement for the annual stockholders meeting of April 29, 2025 and is incorporated herein by reference:

•
Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”
•
Identification of audit committee financial experts is included under the caption “AUDIT COMMITTEE REPORT.”

Item 408(b) of Regulation S-K:

The Company has adopted insider trading policies and procedures governing the purchase and sale of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and Nasdaq listing standards. The Company’s insider trading policies and procedures are filed as Exhibit 19 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 29, 2025 and is incorporated herein by reference:

•
Compensation of Directors is included under the caption “COMPENSATION OF DIRECTORS.”
•
Compensation of Executive Officers and Related Matters is included under the caption “COMPENSATION OF EXECUTIVE OFFICERS.”
•
Compensation Committee Report is under the caption “COMPENSATION COMMITTEE REPORT.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock ownership information is included under the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS” in the proxy statement for the annual stockholders meeting of April 29, 2025 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S‑K Item 201(d) is provided in Item 5 of this Form 10‑K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions with management and others as defined by Item 404 of Regulation S‑K occurred in 2024.

Information concerning director independence is included under the caption “BOARD GOVERNANCE” in the proxy statement for the annual stockholders meeting of April 29, 2025 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is Ernst & Young LLP, Seattle, Washington (Auditor Firm ID No. 42).

Principal accounting fees and services information is included under the caption “INDEPENDENT AUDITORS” in the proxy statement for the annual stockholders meeting of April 29, 2025 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Listing of financial statements

The following consolidated financial statements of PACCAR Inc are included in Item 8:

Consolidated Statements of Income

— Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2024, 2023 and 2022

Consolidated Balance Sheets

— December 31, 2024 and 2023

Consolidated Statements of Cash Flows

— Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Stockholders’ Equity

— Years Ended December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

— December 31, 2024, 2023 and 2022

(2)
Listing of financial statement schedules

All schedules are omitted because the required matter or conditions are not present or because the information required by the schedules is submitted as part of the consolidated financial statements and notes thereto.

(3)
Listing of Exhibits (in order of assigned index numbers):

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2018	3(i)	001-14817

		Certificate of Amendment of Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 24, 2020	3(i)	001-14817

		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 29, 2022	3(i)	001-14817

(ii)		Bylaws:

		Seventh Amended and Restated Bylaws of PACCAR Inc	8-K	July 26, 2022	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and U.S. Bank Trust Company, National Association (as a successor to The Bank of New York Mellon Trust Company, N.A.)	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series P (PACCAR Financial Corp.)	S-3	November 2, 2018	4.2 and 4.3	333-228141

	(c)	Forms of Medium-Term Note, Series Q (PACCAR Financial Corp.)	S-3	November 1, 2021	4.3 and 4.4	333-260663

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

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(d)	Forms of Medium-Term Note, Series R (PACCAR Financial Corp.)	S-3	November 7, 2024	4.4 and 4.5	333-283056

	(e)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated May 29, 2020	10-Q	August 3, 2020	4(h)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 15, 2021	10-Q	August 2, 2021	4(g)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 13, 2022	10-Q	August 2, 2022	4(h)	001-14817

	(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated September 20, 2023	10-Q	November 2, 2023	4(g)	001-14817

	(i)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 17, 2024	10-Q	October 30, 2024	4(h)	001-14817

	(j)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(j)	001-14817

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 10, 2012	10(b)	001-14817

	(c)	Third Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	10-Q	May 2, 2024	10(d)	001-14817

	(d)	Form of Deferred Restricted Stock Unit Grant Agreement for Non-Employee Directors	10-Q	July 31, 2024	10(e)	001-14817

	(e)	Form of Restricted Stock Grant Agreement for Non-Employee Directors	10-Q	July 31, 2024	10(f)	001-14817

	(f)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	10-K	February 19, 2020	10(g)	001-14817

	(g)	PACCAR Inc Long Term Incentive Plan	10-K	February 22, 2023	10(h)	001-14817

	(h)	PACCAR Inc Long Term Incentive Plan, Form of Stock Option Agreement*	10-K

	(i)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	10-K	February 21, 2019	10(m)	001-14817

	(j)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Unit Agreement	10-K	February 21, 2019	10(n)	001-14817

	(k)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

	*	Filed herewith

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(19)	Insider Trading Policies and Procedures*

(21)	Subsidiaries of the registrant*

(23)	Consent of the independent registered public accounting firm*

(24)	Power of attorney – Powers of attorney of certain directors*

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(97)	PACCAR Inc Incentive Compensation Recovery Policy	10-K	February 21, 2024	97	001-14817

(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

(101.SCH)	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document*

(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith

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

PACCAR Inc
Registrant

Date: February 19, 2025	/s/ R. Preston Feight
R. Preston Feight
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ R. P. Feight	Chief Executive Officer and Director
R. P. Feight	(Principal Executive Officer)

/s/ H. C. A. M. Schippers	President and Chief Financial Officer
H. C. A. M. Schippers	(Principal Financial Officer)

/s/ B. J. Poplawski	Vice President and Controller
B. J. Poplawski	(Principal Accounting Officer)

/s/ M. C. Pigott	Executive Chairman and Director
M. C. Pigott

*/s/ P. R. Breber	Director
P. R. Breber

*/s/ A J. Carnwath	Director
A J. Carnwath

*/s/ K. S. Hachigian	Director
K. S. Hachigian

*/s/ B. A. Hill	Director
B. A. Hill

*/s/ B. B. Hulit	Director
B. B. Hulit

*/s/ R. C. McGeary	Director
R. C. McGeary

*/s/ C. A. Niekamp	Director
C. A. Niekamp

*/s/ J. M. Pigott	Director
J. M. Pigott

*/s/ L. A. S. Pretti	Director
L. A. S. Pretti

*/s/ G. Ramaswamy	Director
G. Ramaswamy

*/s/ M. A. Schultz	Director
M. A. Schultz

*/s/ G. M. E. Spierkel	Director
G. M. E. Spierkel

*By	/s/ M. C. Pigott
M. C. Pigott
Attorney-in-Fact