Form 10-Q
period 2025-03-31
PACCAR INC
filed 2025-05-01
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Common Stock, $1 par value — 524,959,425 shares as of April 25, 2025

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended
	March 31
	2025	2024
TRUCK, PARTS AND OTHER:
Net sales and revenues	$6,913.7	$8,235.0

Cost of sales and revenues	5,891.0	6,673.8
Research and development	115.4	105.5
Selling, general and administrative	143.3	147.6
Interest and other expenses (income), net	325.8	(27.0)
	6,475.5	6,899.9
Truck, Parts and Other Income Before Income Taxes	438.2	1,335.1

FINANCIAL SERVICES:
Interest and fees	343.0	303.4
Operating lease, rental and other revenues	185.0	205.9
Revenues	528.0	509.3

Interest and other borrowing expenses	190.6	160.0
Depreciation and other expenses	159.7	180.3
Selling, general and administrative	38.3	39.0
Provision for losses on receivables	18.3	16.1
	406.9	395.4
Financial Services Income Before Income Taxes	121.1	113.9
Investment income	83.8	85.5
Total Income Before Income Taxes	643.1	1,534.5
Income taxes	138.0	339.2
Net Income	$505.1	$1,195.3

Net Income Per Share
Basic	$.96	$2.28
Diluted	$.96	$2.27

Weighted Average Number of Common Shares Outstanding
Basic	525.9	524.9
Diluted	526.9	526.3

Comprehensive Income	$655.3	$1,089.0

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(Millions)

	March 31	December 31
	2025	2024 *
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$5,273.5	$6,871.1
Trade and other receivables, net (allowance for losses: 2025 - $1.3, 2024 - $1.2)	2,212.4	1,933.8
Marketable securities	2,826.5	2,778.8
Inventories, net	2,375.6	2,367.1
Other current assets	759.7	751.2
Total Truck, Parts and Other Current Assets	13,447.7	14,702.0

Property, plant and equipment, net	4,127.2	3,985.6
Other noncurrent assets, net	2,404.6	2,319.8
Total Truck, Parts and Other Assets	19,979.5	21,007.4

FINANCIAL SERVICES:
Cash and cash equivalents	244.2	189.7
Finance and other receivables, net (allowance for losses: 2025 - $144.6, 2024 - $145.2)	19,611.3	19,314.3
Equipment on operating leases, net	1,868.8	1,891.4
Other assets	1,020.9	1,016.1
Total Financial Services Assets	22,745.2	22,411.5
	$42,724.7	$43,418.9

* The December 31, 2024 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(Millions)

	March 31	December 31
	2025	2024 *
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$5,103.2	$4,805.1
Dividend payable		1,573.8
Total Truck, Parts and Other Current Liabilities	5,103.2	6,378.9
Other liabilities	2,235.2	1,954.3
Total Truck, Parts and Other Liabilities	7,338.4	8,333.2

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	1,126.0	1,106.4
Commercial paper and bank loans	5,687.4	6,003.8
Term notes	9,967.6	9,891.2
Deferred taxes and other liabilities	583.2	577.4
Total Financial Services Liabilities	17,364.2	17,578.8

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 525.0 and 524.4 million shares	525.0	524.4
Additional paid-in capital	382.0	344.8
Treasury stock, at cost - .04 million and nil shares	(4.3)
Retained earnings	18,082.5	17,751.0
Accumulated other comprehensive loss	(963.1)	(1,113.3)
Total Stockholders' Equity	18,022.1	17,506.9
	$42,724.7	$43,418.9

* The December 31, 2024 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Three Months Ended
	March 31
	2025	2024
OPERATING ACTIVITIES:
Net Income	$505.1	$1,195.3
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	99.7	104.2
Other assets	105.4	130.8
Provision for losses on financial services receivables	18.3	16.1
Other, net	36.3	17.9
Pension contributions	(6.5)	(26.0)
Change in operating assets and liabilities:
Trade and other receivables	(230.9)	(240.6)
Wholesale receivables on new trucks	28.8	(183.4)
Inventories	33.0	(203.8)
Accounts payable and accrued expenses	155.9	584.9
Income taxes, warranty and other	165.2	73.6
Net Cash Provided by Operating Activities	910.3	1,469.0

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(1,332.0)	(1,438.5)
Collections on retail loans and finance leases	1,110.0	1,196.8
Net decrease (increase) in wholesale receivables on equipment	23.7	(75.7)
Purchases of marketable debt securities	(405.1)	(319.9)
Proceeds from sales and maturities of marketable debt securities	384.5	294.1
Payments for property, plant and equipment	(165.1)	(191.3)
Acquisitions of equipment for operating leases	(160.7)	(160.5)
Proceeds from asset disposals	200.2	169.1
Contributions to joint venture	(44.7)
Other, net	(3.4)	(.2)
Net Cash Used in Investing Activities	(392.6)	(526.1)

FINANCING ACTIVITIES:
Payments of cash dividends	(1,747.0)	(1,816.5)
Purchases of treasury stock	(4.3)	(4.0)
Proceeds from stock compensation transactions	22.5	35.4
Net decrease in commercial paper, short-term bank loans and other	(347.0)	(561.6)
Proceeds from term debt	697.5	1,015.0
Payments on term debt	(756.4)	(548.3)
Net Cash Used in Financing Activities	(2,134.7)	(1,880.0)
Effect of exchange rate changes on cash and cash equivalents	73.9	(50.1)
Net Decrease in Cash and Cash Equivalents	(1,543.1)	(987.2)
Cash and cash equivalents at beginning of period	7,060.8	7,181.7
Cash and cash equivalents at end of period	$5,517.7	$6,194.5

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended
	March 31
	2025	2024
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of period	$524.4	$523.3
Stock compensation	.6	.8
Balance at end of period	525.0	524.1

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	344.8	269.1
Stock compensation	37.2	49.2
Balance at end of period	382.0	318.3

TREASURY STOCK, AT COST:
Balance at beginning of period
Purchases	(4.3)	(4.0)
Balance at end of period	(4.3)	(4.0)

RETAINED EARNINGS:
Balance at beginning of period	17,751.0	15,780.3
Net income	505.1	1,195.3
Cash dividends declared on common stock	(173.6)	(141.9)
Balance at end of period	18,082.5	16,833.7

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(1,113.3)	(693.9)
Other comprehensive income (loss)	150.2	(106.3)
Balance at end of period	(963.1)	(800.2)
Total Stockholders’ Equity	$18,022.1	$16,871.9

Cash dividends declared on common stock, per share	$.33	$.27

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2024.

Equity Method Investment: In the second quarter of 2024, PACCAR and three partners completed the formation of a U.S. battery manufacturing joint venture, Amplify Cell Technologies, with PACCAR owning a 30 percent interest. The joint venture meets the definition of a variable interest entity since the equity-at-risk is not currently sufficient to support the future operations of the joint venture. All significant decisions require majority or super-majority approval of the board. As a result, PACCAR is not the primary beneficiary and the Company uses the equity method to account for the investment. Under the equity method, the original investments in the joint venture are recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses. The investment is included in Truck, Parts and Other "Other noncurrent assets, net" on the Company’s Consolidated Balance Sheets. PACCAR's share of the loss is included in Truck, Parts and Other "Interest and other expenses (income), net" on the Company's Consolidated Statements of Income. PACCAR contributed $44.7 in the three month period ended March 31, 2025 and the maximum required contribution is $830.0. The Company's equity method investment was $237.6 at March 31, 2025.

Earnings per Share: Basic earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding, plus the effect of any participating securities. Diluted earnings per common share are computed assuming that all potentially dilutive securities are converted into common shares under the treasury stock method.

The dilutive and antidilutive options are shown separately in the table below:

Three Months Ended March 31,	2025	2024
Additional shares	1,030,200	1,439,200
Antidilutive options	1,305,900	671,000

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

The following table disaggregates Truck, Parts and Other revenues by major sources:

Three Months Ended March 31,	2025	2024
Truck
Truck sales	$4,971.7	$6,304.7
Revenues from extended warranties, operating leases and other	254.1	236.3
	5,225.8	6,541.0
Parts
Parts sales	1,637.6	1,625.6
Revenues from dealer services and other	52.3	50.3
	1,689.9	1,675.9
Intersegment eliminations and other	(2.0)	18.1
Truck, Parts and Other sales and revenues	$6,913.7	$8,235.0

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification of the estimated value of the returned goods assets and the related return liabilities:

	March 31, 2025		December 31, 2024
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Trucks
Other current assets	$109.9		$116.7
Accounts payable, accrued expenses and other		$114.5		$121.7
Other noncurrent assets, net	143.6		135.9
Other liabilities		150.8		144.7
	$253.5	$265.3	$252.6	$266.4
Parts
Other current assets	$100.8		$101.7
Accounts payable, accrued expenses and other		$240.3		$244.4
	$100.8	$240.3	$101.7	$244.4

The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $572.8 at March 31, 2025.

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with an RVG was $24.2 at March 31, 2025. The Company expects to recognize approximately $6.4 of the remaining deferred revenue in 2025, $7.5 in 2026, $4.8 in 2027, $3.3 in 2028 and $2.2 in 2029. For the three months ended March 31, 2025, total operating lease revenue from truck sales with RVGs was $3.1 compared to $9.8 for the three months ended March 31, 2024. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a lease was $55.0 at March 31, 2025.

Revenue from intersegment eliminations and other consists of intersegment eliminations and other revenues not attributable to a reportable segment. Also included within this category was revenue from the industrial winch business through October 31, 2024. Winch sales were recognized when the product was transferred to a customer, which generally occurred upon shipment.

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

Operating lease rental revenue is recognized on a straight-line basis over the term of the lease. Customer contracts may include additional services such as excess mileage, R&M and other services on which revenue is recognized when earned. The Company’s full-service lease arrangements bundle these additional services. Rents for full-service lease contracts are allocated between lease and non-lease components based on the relative stand-alone price of each component. Taxes, such as sales and use and value added, which are collected by the Company from a customer, are excluded from the measurement of lease income and expenses.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2025 or December 31, 2024. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

The following table summarizes Financial Services lease revenues by lease type:

Three Months Ended March 31,	2025	2024
Finance lease revenues	$88.2	$82.6
Operating lease revenues	150.8	174.9
Total lease revenues	$239.0	$257.5

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Marketable securities at March 31, 2025 and December 31, 2024 consisted of the following:

		UNREALIZED	UNREALIZED	FAIR
At March 31, 2025	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$296.6	$.7	$.5	$296.8
U.S. taxable municipal / non-U.S. provincial bonds	400.5	2.7	1.0	402.2
U.S. corporate securities	904.0	6.1	1.5	908.6
U.S. government securities	241.7	1.1	.4	242.4
Non-U.S. corporate securities	605.5	4.6	.9	609.2
Non-U.S. government securities	178.0	1.7	.3	179.4
Other debt securities	180.6	1.2	.6	181.2
Marketable equity securities	10.0		3.3	6.7
Total marketable securities	$2,816.9	$18.1	$8.5	$2,826.5

		UNREALIZED	UNREALIZED	FAIR
At December 31, 2024	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$304.5	$.6	$1.4	$303.7
U.S. taxable municipal / non-U.S. provincial bonds	381.1	1.2	2.2	380.1
U.S. corporate securities	864.3	3.1	3.2	864.2
U.S. government securities	287.1	.1	1.5	285.7
Non-U.S. corporate securities	606.6	3.5	2.0	608.1
Non-U.S. government securities	163.5	1.4	.6	164.3
Other debt securities	166.4	.8	.8	166.4
Marketable equity securities	10.0		3.7	6.3
Total marketable securities	$2,783.5	$10.7	$15.4	$2,778.8

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $.9 and $.6 and gross realized losses were $.9 and $1.8 for the three months periods ended March 31, 2025 and 2024, respectively.

Net unrealized gains (losses) on marketable equity securities recognized in investment income were $.4 and $(1.6) for the three months ended March 31, 2025 and 2024, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	March 31, 2025		December 31, 2024
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$533.3	$264.7	$932.9	$365.5
Unrealized losses	1.6	3.6	5.5	6.2

The unrealized losses on marketable debt securities above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at March 31, 2025 and December 31, 2024. The Company does not currently intend, and it is more likely than not that it will not be required, to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Contractual maturities on marketable debt securities at March 31, 2025 were as follows:

	AMORTIZED	FAIR
	COST	VALUE
Within one year	$525.9	$526.0
One to five years	2,275.0	2,288.3
Six to ten years	1.0	1.0
More than ten years	5.0	4.5
	$2,806.9	$2,819.8

NOTE D - Inventories

Inventories are stated at the lower of cost or net realizable value. Cost of inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

	March 31	December 31
	2025	2024
Finished products	$1,031.9	$977.1
Work in process and raw materials	1,343.7	1,390.0
	$2,375.6	$2,367.1

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	March 31	December 31
	2025	2024
Loans	$9,579.2	$9,442.4
Finance leases	5,051.5	4,906.6
Dealer wholesale financing	4,947.3	4,944.1
Operating lease receivables and other	177.9	166.4
	19,755.9	19,459.5
Less allowance for losses:
Loans and leases	(138.7)	(139.2)
Dealer wholesale financing	(3.0)	(3.0)
Operating lease receivables and other	(2.9)	(3.0)
	$19,611.3	$19,314.3

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

On average, commercial and other modifications extended contractual terms by approximately four months in 2025 and four months in 2024, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at March 31, 2025 and December 31, 2024.

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

The allowance for credit losses is summarized as follows:

	2025
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.0	$1.5	$137.7	$3.0	$145.2
Provision for losses		(.1)	18.2	.2	18.3
Charge-offs			(23.0)	(.3)	(23.3)
Recoveries			2.2	.1	2.3
Currency translation and other			2.2	(.1)	2.1
Balance at March 31	$3.0	$1.4	$137.3	$2.9	$144.6

	2024
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$2.7	$1.9	$125.1	$3.3	$133.0
Provision for losses		(.2)	15.9	.4	16.1
Charge-offs			(10.4)	(.4)	(10.8)
Recoveries			2.2		2.2
Currency translation and other			(1.2)		(1.2)
Balance at March 31	$2.7	$1.7	$131.6	$3.3	$139.3

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

	REVOLVING
At March 31, 2025	LOANS	2025	2024	2023	2022	2021	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$4,940.6							$4,940.6
Watch	6.7							6.7
	$4,947.3							$4,947.3
Retail:
Performing	$227.2	$120.7	$648.1	$595.3	$379.0	$175.3	$201.8	$2,347.4
Watch		5.9	2.0	13.9	5.7	1.8	3.1	32.4
	$227.2	$126.6	$650.1	$609.2	$384.7	$177.1	$204.9	$2,379.8
Total dealer	$5,174.5	$126.6	$650.1	$609.2	$384.7	$177.1	$204.9	$7,327.1

Customer retail:
Fleet:
Performing		$1,027.2	$4,326.3	$2,826.7	$1,492.3	$556.5	$255.7	$10,484.7
Watch		6.3	19.2	48.7	46.0	24.2	2.9	147.3
At-risk		1.5	60.6	157.6	55.3	14.8	2.5	292.3
		$1,035.0	$4,406.1	$3,033.0	$1,593.6	$595.5	$261.1	$10,924.3
Owner/operator:
Performing		$159.0	$517.7	$277.4	$183.4	$113.5	$45.7	$1,296.7
Watch			3.9	5.7	4.3	1.7	.9	16.5
At-risk			2.4	5.6	2.8	1.4	1.2	13.4
		$159.0	$524.0	$288.7	$190.5	$116.6	$47.8	$1,326.6
Total customer retail		$1,194.0	$4,930.1	$3,321.7	$1,784.1	$712.1	$308.9	$12,250.9

Total	$5,174.5	$1,320.6	$5,580.2	$3,930.9	$2,168.8	$889.2	$513.8	$19,578.0

	REVOLVING
At March 31, 2025	LOANS	2025	2024	2023	2022	2021	PRIOR	TOTAL
Gross charge-offs:
Customer retail:
Fleet		$.1	$4.9	$12.5	$1.8	$1.3	$.6	$21.2
Owner/operator		.1	.3	.4	.8		.2	1.8
Total		$.2	$5.2	$12.9	$2.6	$1.3	$.8	$23.0

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	REVOLVING
At December 31, 2024	LOANS	2024	2023	2022	2021	2020	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$4,936.1							$4,936.1
Watch	7.1							7.1
At-risk	.9							.9
	$4,944.1							$4,944.1
Retail:
Performing	$229.8	$680.8	$641.5	$404.6	$192.8	$98.0	$141.6	$2,389.1
Watch		2.0	23.1	6.1	2.1	4.6	.4	38.3
	$229.8	$682.8	$664.6	$410.7	$194.9	$102.6	$142.0	$2,427.4
Total dealer	$5,173.9	$682.8	$664.6	$410.7	$194.9	$102.6	$142.0	$7,371.5

Customer retail:
Fleet:
Performing		$4,306.5	$2,991.4	$1,761.1	$781.9	$298.2	$71.0	$10,210.1
Watch		11.2	17.6	13.9	5.8	2.1	.9	51.5
At-risk		49.5	196.8	80.8	41.9	6.0	1.5	376.5
		$4,367.2	$3,205.8	$1,855.8	$829.6	$306.3	$73.4	$10,638.1
Owner/operator:
Performing		$524.1	$303.7	$206.2	$145.1	$57.6	$12.7	$1,249.4
Watch		2.5	12.1	8.0	2.9	1.3	.4	27.2
At-risk		.9	1.8	2.2	.9	1.0	.1	6.9
		$527.5	$317.6	$216.4	$148.9	$59.9	$13.2	$1,283.5
Total customer retail		$4,894.7	$3,523.4	$2,072.2	$978.5	$366.2	$86.6	$11,921.6

Total	$5,173.9	$5,577.5	$4,188.0	$2,482.9	$1,173.4	$468.8	$228.6	$19,293.1

	REVOLVING
At December 31, 2024	LOANS	2024	2023	2022	2021	2020	PRIOR	TOTAL
Gross charge-offs:
Customer retail:
Fleet:		$.9	$19.4	$12.1	$7.5	$4.2	$7.8	$51.9
Owner/operator:		.1	2.4	3.7	1.0	1.3	.8	9.3
Total		$1.0	$21.8	$15.8	$8.5	$5.5	$8.6	$61.2

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2025	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$4,947.3	$2,379.8	$10,772.9	$1,304.6	$19,404.6
31 – 60 days past due			38.6	12.8	51.4
Greater than 60 days past due			112.8	9.2	122.0
	$4,947.3	$2,379.8	$10,924.3	$1,326.6	$19,578.0

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2024	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$4,942.1	$2,427.4	$10,462.5	$1,266.9	$19,098.9
31 – 60 days past due	1.1		71.8	7.9	80.8
Greater than 60 days past due	.9		103.8	8.7	113.4
	$4,944.1	$2,427.4	$10,638.1	$1,283.5	$19,293.1

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2025	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$196.2	$6.2	$202.4
Amortized cost basis with no specific reserve			95.1	1.0	96.1
Total			$291.3	$7.2	$298.5

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2024	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$350.0	$5.5	$355.5
Amortized cost basis with no specific reserve	$.9		25.8	1.4	28.1
Total	$.9		$375.8	$6.9	$383.6

The decrease in amortized cost basis with a specific reserve and the increase in amortized cost basis with no specific reserve at March 31, 2025 are both primarily due to one large fleet customer in the U.S. The decrease in the total amortized cost basis of finance receivables that are on non-accrual status primarily reflected customers paying current and recognition of interest income resumed.

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

Three Months Ended March 31,	2025	2024
Customer retail:
Fleet	$4.6	$1.0
Owner/operator	.1	.1
	$4.7	$1.1

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Customers Experiencing Financial Difficulty

The Company modified $49.8 and $25.6 of finance receivables for customers experiencing financial difficulty during the first three months of 2025 and 2024, respectively. Generally, other than insignificant term extensions and payment delays are modifications extending terms and payment delays for more than three months. The amortized cost basis of finance receivables for other than insignificant term extensions and payment delays to customers in financial difficulty was as follows:

Three Months Ended March 31,	2025	2024
Customer retail:
Fleet	$11.6	$5.1
Owner/operator	.1	.1
	$11.7	$5.2
Annualized % of total retail portfolio	.3%	.2%

The modifications granted customers additional time to pay. The financial effects of the term extensions added a weighted-average of 6 and 21 months to the life of the modified contracts for the three months ended March 31, 2025 and 2024, respectively. The effect of modifications is included in the Company's historical loss information used to determine the allowance for credit losses for the three months ended March 31, 2025 and 2024. For certain modifications to customers experiencing financial difficulties that are at-risk at March 31, 2025 and December 31, 2024, the allowance for credit loss is based on the value of underlying collateral or a discounted cash flow analysis.

There were $1.5 finance receivables modified with customers experiencing financial difficulty during the previous twelve months that had a payment default in the three months ended March 31, 2025. There were $1.4 finance receivables modified with customers experiencing financial difficulty during the previous twelve months that had a payment default in the three months ended March 31, 2024.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at March 31, 2025 and December 31, 2024 was $107.8 and $80.9, respectively. The increase is primarily due to one large fleet customer in the U.S.

Proceeds from the sales of repossessed assets were $21.1 and $10.9 for the three months ended March 31, 2025 and 2024, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2025	2024
Balance at January 1	$606.1	$767.0
Cost accruals	199.5	181.3
Payments	(211.3)	(220.8)
Change in estimates for pre-existing warranties	19.2	41.8
Currency translation and other	8.9	(5.9)
Balance at March 31	$622.4	$763.4

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2025	2024
Balance at January 1	$1,302.2	$1,229.1
Deferred revenues	172.7	177.7
Revenues recognized	(157.9)	(141.4)
Currency translation	26.5	(11.8)
Balance at March 31	$1,343.5	$1,253.6

The Company expects to recognize approximately $308.7 of the remaining deferred revenues on extended warranties and R&M contracts in 2025, $399.7 in 2026, $304.0 in 2027, $191.3 in 2028, $102.6 in 2029 and $37.2 thereafter.

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follows:

Three Months Ended March 31,	2025	2024
Net income	$505.1	$1,195.3
Other comprehensive (loss) income (OCI):
Unrealized (losses) gains on derivative contracts	(21.9)	12.1
Tax effect	6.5	(3.7)
	(15.4)	8.4
Unrealized gains (losses) on marketable debt securities	15.7	(2.5)
Tax effect	(4.4)	.6
	11.3	(1.9)
Pension plans	.4	7.9
Tax effect		(2.2)
	.4	5.7
Foreign currency translation gains (losses)	153.9	(118.5)
Net other comprehensive income (loss)	150.2	(106.3)
Comprehensive income	$655.3	$1,089.0

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2025	$32.5	$(.7)	$69.7	$(1,214.8)	$(1,113.3)
Recorded into AOCI	(69.2)	11.4	(.4)	153.9	95.7
Reclassified out of AOCI	53.8	(.1)	.8		54.5
Net other comprehensive (loss) income	(15.4)	11.3	.4	153.9	150.2
Balance at March 31, 2025	$17.1	$10.6	$70.1	$(1,060.9)	$(963.1)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2024	$(11.0)	$(13.9)	$(110.3)	$(558.7)	$(693.9)
Recorded into AOCI	28.8	(1.0)	4.6	(118.5)	(86.1)
Reclassified out of AOCI	(20.4)	(.9)	1.1		(20.2)
Net other comprehensive income (loss)	8.4	(1.9)	5.7	(118.5)	(106.3)
Balance at March 31, 2024	$(2.6)	$(15.8)	$(104.6)	$(677.2)	$(800.2)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	March 31
AOCI COMPONENTS	COMPREHENSIVE INCOME	2025	2024
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$(2.8)	$8.8
	Cost of sales and revenues	(9.5)	(7.4)
	Interest and other expenses (income), net	12.4	(1.1)

Commodity contracts	Cost of sales and revenues	(.1)	2.6
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	5.8	(2.6)
Interest-rate contracts	Interest and other borrowing expenses	62.4	(24.5)
	Pre-tax expense increase (reduction)	68.2	(24.2)
	Tax (benefit) expense	(14.4)	3.8
	After-tax expense increase (reduction)	53.8	(20.4)
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income	(.2)	(1.2)
	Tax expense	.1	.3
	After-tax income increase	(.1)	(.9)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other expenses (income), net	.7	1.2
Prior service costs	Interest and other expenses (income), net	.3	.3
	Pre-tax expense increase	1.0	1.5
	Tax benefit	(.2)	(.4)
	After-tax expense increase	.8	1.1
Total reclassifications out of AOCI		$54.5	$(20.2)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Stock Compensation Plans

Stock-based compensation expense was $13.7 and $13.0 for the three months ended March 31, 2025 and 2024, respectively.

During the first three months of 2025, the Company issued 565,665 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first three months of 2025, the Company acquired no treasury shares under the Company’s common stock repurchase plans. The Company acquired 40,666 shares under the Company’s Long-Term Incentive Plan. Stock repurchases of $390.0 million remain authorized under the current $500.0 million program approved by the PACCAR Board of Directors on December 4, 2018.

NOTE H - Income Taxes

The effective tax rate for the first quarter of 2025 was 21.5% compared to 22.1% for the first quarter of 2024, reflecting the EC claims charge and related tax benefit in 2025.

NOTE I - Segment Information

PACCAR operates in three principal segments: Truck, Parts and Financial Services. The Company evaluates the performance of its Truck and Parts segments based on operating profits, which excludes investment income, other income and expense and income taxes. The Financial Services segment’s performance is evaluated based on income before income taxes. The accounting policies of the reportable segments are the same as those applied in the consolidated financial statements as described in Note A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Truck and Parts

The Truck segment includes the design and manufacture of high-quality, light-, medium- and heavy-duty commercial trucks and the Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles, both of which are sold through the same network of independent dealers. These segments derive a large proportion of their revenues and operating profits from operations in North America and Europe. The Truck segment incurs substantial costs to design, manufacture and sell trucks to its customers. The sale of new trucks provides the Parts segment with the basis for parts sales that may continue over the life of the truck, but are generally concentrated in the first five years after truck delivery. To reflect the benefit the Parts segment receives from costs incurred by the Truck segment, certain expenses are allocated from the Truck segment to the Parts segment. The expenses allocated are based on a percentage of the average annual expenses for factory overhead, engineering, research and development and selling, general and administrative (SG&A) expenses for the preceding five years. The allocation is based on the ratio of the average parts direct margin dollars (net sales less material and labor costs) to the total truck and parts direct margin dollars for the previous five years. The Company believes such expenses have been allocated on a reasonable basis. Truck segment assets related to the indirect expense allocation are not allocated to the Parts segment. Other expenses (income) included in the Truck and Parts segments is primarily the effects of foreign currency translation.

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

Other

Included in Other is sales, income and expenses not attributable to a reportable segment, as well as the Company's industrial winch manufacturing business through October 31, 2024. The primary items include non-service cost components of pension expense, certain corporate income and expense and a charge for civil litigation claims in Europe. Intercompany interest (expense) income on dealer wholesale financing and on cash advances with the financial services companies are also included.

	Three Months Ended March 31, 2025
	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$5,390.8	$1,708.7	$(2.0)	$7,097.5	$528.0	$7,625.5
Less intersegment	(165.0)	(18.8)		(183.8)		(183.8)
External Customers	$5,225.8	$1,689.9	$(2.0)	$6,913.7	$528.0	$7,441.7
Cost of sales and revenues	4,716.5	1,171.5	3.0	5,891.0		5,891.0
Research and development	85.4	30.0		115.4		115.4
Selling, general and administrative	57.3	60.9	25.1	143.3	38.3	181.6
Interest and other borrowing expenses					190.6	190.6
Depreciation and other expenses					159.7	159.7
Provision for losses on receivables					18.3	18.3
Other segment expenses*	1.7	1.0	323.1	325.8		325.8
	$364.9	$426.5	$(353.2)	$438.2	$121.1	$559.3
Investment income						83.8
Income (loss) before income taxes	$364.9	$426.5	$(353.2)	$438.2	$121.1	$643.1

Depreciation and amortization	$90.9	$4.3	$6.1	$101.3	$103.8	$205.1

Expenditures for long-lived assets	$162.1	$3.3	$14.7	$180.1	$152.5	$332.6

* In the first quarter of 2025, Other includes a $350.0 million charge related to civil litigation in Europe (EC-related claims) which is discussed in Note M.

	Three Months Ended March 31, 2024
	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$6,678.9	$1,695.3	$18.1	$8,392.3	$509.3	$8,901.6
Less intersegment	(137.9)	(19.4)		(157.3)		(157.3)
External Customers	$6,541.0	$1,675.9	$18.1	$8,235.0	$509.3	$8,744.3
Cost of sales and revenues	5,521.2	1,130.9	21.7	6,673.8		6,673.8
Research and development	78.1	27.2	.2	105.5		105.5
Selling, general and administrative	61.7	61.3	24.6	147.6	39.0	186.6
Interest and other borrowing expenses					160.0	160.0
Depreciation and other expenses					180.3	180.3
Provision for losses on receivables					16.1	16.1
Other segment (income) expenses	(1.6)	.7	(26.1)	(27.0)		(27.0)
	$881.6	$455.8	$(2.3)	$1,335.1	$113.9	$1,449.0
Investment income						85.5
Income (loss) before income taxes	$881.6	$455.8	$(2.3)	$1,335.1	$113.9	$1,534.5

Depreciation and amortization	$99.6	$3.8	$6.0	$109.4	$125.6	$235.0

Expenditures for long-lived assets	$149.7	$5.5	$11.2	$166.4	$158.3	$324.7

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	March 31	December 31
Business Segment Data	2025	2024
Segment Assets:
Truck	$8,051.1	$7,563.3
Parts	2,207.9	2,097.0
Other	1,620.5	1,697.2
Cash and marketable securities	8,100.0	9,649.9
	19,979.5	21,007.4
Financial services	22,745.2	22,411.5
	$42,724.7	$43,418.9

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $94.9 at March 31, 2025.

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

At March 31, 2025, the notional amount of the Company’s interest-rate contracts was $3,564.5 with amounts expiring over the next 9.0 years. Notional maturities for all interest-rate contracts are $595.5 for the remainder of 2025, $997.9 for 2026, $688.5 for 2027, $518.2 for 2028, $307.4 for 2029, $457.0 for 2030 and thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At March 31, 2025, the notional amount of the outstanding foreign-exchange contracts was $1,785.2. Foreign-exchange contracts typically mature within one year.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Commodity Contracts: The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks. The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. At March 31, 2025, the notional amount of the outstanding commodity contracts was $28.1. Commodity contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	March 31, 2025		December 31, 2024
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$84.8		$132.2
Deferred taxes and other liabilities		$52.9		$41.1
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	9.5		67.6
Accounts payable, accrued expenses and other		36.3		3.0
Financial Services:
Other assets			5.8
Deferred taxes and other liabilities		1.9
Commodity contracts:
Truck, Parts and Other:
Other current assets	.2
Accounts payable, accrued expenses and other		1.4
	$94.5	$92.5	$205.6	$44.1
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.4		$1.2
Accounts payable, accrued expenses and other		$.3		$2.4
Financial Services:
Other assets			.2
Deferred taxes and other liabilities		.2		.2
	$.4	$.5	$1.4	$2.6
Gross amounts recognized in Balance Sheets	$94.9	$93.0	$207.0	$46.7
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	$(1.4)	$(1.4)	$(.9)	$(.9)
Commodity contracts	(.2)	(.2)
Financial Services:
Interest-rate contracts	(3.3)	(3.3)	(11.4)	(11.4)
Pro forma net amount	$90.0	$88.1	$194.7	$34.4

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the amount of loss (gain) from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

Three Months Ended March 31,	2025		2024
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$(2.8)		$8.8
Cost of sales and revenues
Cash flow hedges		(9.5)		(7.4)
Derivatives not designated as hedging instruments		(.7)		.8
Interest and other expenses (income), net
Cash flow hedges		12.4		1.3
Net investment hedges		(4.1)		(3.5)
Derivatives not designated as hedging instruments		1.3		.1
		$(3.4)		$.1
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$62.4	$5.8	$(24.5)	$(2.2)
Fair value hedges	1.0		2.8
Derivatives not designated as hedging instruments		.1		(.2)
	$63.4	$5.9	$(21.7)	$(2.4)
Total	$63.4	$2.5	$(21.7)	$(2.3)

The gain (loss) from commodity contracts recorded in Cost of sales and revenues was $.1 and $(2.6) for the three months ended March 31, 2025 and 2024, respectively.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31	December 31
	2025	2024
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$525.7	$543.1
Cumulative basis adjustment included in the carrying amount	(1.6)	8.6

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $1.8 and $2.9 as of March 31, 2025 and December 31, 2024, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The Company elected to exclude the forward premium component (excluded component) on some foreign-exchange cash flow hedges and amortize the excluded component over the life of the derivative instruments. The amortization of the excluded component is recognized in Interest and other expenses (income), net in Truck, Parts and Other segment and Interest and other borrowing expenses in Financial Services segment in the Consolidated Statements of Comprehensive Income. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 7.7 years.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the pre-tax effects of (loss) gain on cash flow hedges recognized in other comprehensive income (loss) (OCI):

Three Months Ended March 31,	2025			2024
	INTEREST-	FOREIGN-		INTEREST-	FOREIGN-
	RATE	EXCHANGE	COMMODITY	RATE	EXCHANGE	COMMODITY
(Loss) gain recognized in OCI:
Truck, Parts and Other		$(11.3)	$(.2)		$13.5	$(4.6)
Financial Services	$(72.0)	(9.1)		$24.7	2.7
	$(72.0)	$(20.4)	$(.2)	$24.7	$16.2	$(4.6)

The amount of loss recorded in AOCI at March 31, 2025 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $19.3, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains (losses) reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil and $(1.9) for the three months ended March 31, 2025 and 2024, respectively.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At March 31, 2025, the notional amount of the outstanding net investment hedges was $526.6. For the three months ended March 31, 2025 and 2024, the pre-tax (loss) gain recognized in OCI for the net investment hedges was $(55.6) and $12.2, respectively.

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At March 31, 2025	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$296.8	$296.8
U.S. taxable municipal / non-U.S. provincial bonds		402.2	402.2
U.S. corporate securities		908.6	908.6
U.S. government securities	$242.4		242.4
Non-U.S. corporate securities		609.2	609.2
Non-U.S. government securities		179.4	179.4
Other debt securities		181.2	181.2
Total marketable debt securities	$242.4	$2,577.4	$2,819.8
Marketable equity securities	$6.7		$6.7
Total marketable securities	$249.1	$2,577.4	$2,826.5
Derivatives
Cross currency swaps		$75.6	$75.6
Interest-rate swaps		9.2	9.2
Foreign-exchange contracts		9.9	9.9
Commodity contracts		.2	.2
Total derivative assets		$94.9	$94.9
Liabilities:
Derivatives
Cross currency swaps		$46.3	$46.3
Interest-rate swaps		6.6	6.6
Foreign-exchange contracts		38.7	38.7
Commodity contracts		1.4	1.4
Total derivative liabilities		$93.0	$93.0

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2024	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$303.7	$303.7
U.S. taxable municipal / non-U.S. provincial bonds		380.1	380.1
U.S. corporate securities		864.2	864.2
U.S. government securities	$285.7		285.7
Non-U.S. corporate securities		608.1	608.1
Non-U.S. government securities		164.3	164.3
Other debt securities		166.4	166.4
Total marketable debt securities	$285.7	$2,486.8	$2,772.5
Marketable equity securities	$6.3		$6.3
Total marketable securities	$292.0	$2,486.8	$2,778.8
Derivatives
Cross currency swaps		$121.3	$121.3
Interest-rate swaps		10.9	10.9
Foreign-exchange contracts		74.8	74.8
Total derivative assets		$207.0	$207.0
Liabilities:
Derivatives
Cross currency swaps		$28.7	$28.7
Interest-rate swaps		12.4	12.4
Foreign-exchange contracts		5.6	5.6
Total derivative liabilities		$46.7	$46.7

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2025		December 31, 2024
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$9,178.1	$9,226.4	$8,900.6	$8,889.3
Liabilities:
Financial Services fixed rate debt	9,882.3	9,934.3	9,922.2	9,917.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension (income) expense for the Company’s defined benefit plans:

Three Months Ended March 31,	2025	2024
Service cost	$24.2	$27.8
Interest on projected benefit obligation	35.8	33.6
Expected return on assets	(62.3)	(60.6)
Amortization of prior service costs	.3	.3
Recognized actuarial loss	.7	1.2
Net pension (income) expense	$(1.3)	$2.3

The components of net pension expense other than service cost are included in Interest and other expenses (income), net on the Consolidated Statements of Comprehensive Income.

The Company contributed $6.5 and $26.0 for the three months ended March 31, 2025 and 2024, respectively.

NOTE M – Commitments and Contingencies

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF Trucks N.V., DAF Trucks Deutschland GmbH and PACCAR Inc (collectively “the Company”). Following the settlement, certain EC-related claims and lawsuits have been filed in various jurisdictions primarily in Europe against all major European truck manufacturers including the Company and certain subsidiaries. These claims and lawsuits include individual and collective proceedings seeking monetary damages, including class actions in the United Kingdom (U.K.), the Netherlands, and Israel. In certain jurisdictions, additional claimants may bring EC-related claims and lawsuits against the Company or its subsidiaries.

Several European courts have issued judgments; some have been favorable while others have been unfavorable and have been appealed. The Company believes it has meritorious defenses to all pending legal claims. In the first quarter 2023, the Company recorded a pre-tax charge of $600.0 ($446.4 after-tax) for the estimable total cost. The Company has settled with the majority of claimants and continues to pursue appropriate resolutions. Due to higher settlement costs, the Company updated its estimate and recorded an additional pre-tax charge of $350.0 ($264.5 after-tax) for the total estimable remaining costs in Interest and other expenses (income), net in the first quarter of 2025.

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

First Quarter Financial Highlights:

•
Worldwide net sales and revenues were $7.44 billion in 2025 compared to $8.74 billion in 2024, primarily due to lower truck revenues, partially offset by higher parts and financial services revenues.
•
Truck sales were $5.23 billion in 2025 compared to $6.54 billion in 2024, due to lower truck deliveries primarily in the U.S. and Canada and Europe.
•
Parts sales were a record $1.69 billion in 2025 compared to $1.68 billion in 2024, reflecting higher sales in the U.S. and Canada.
•
Financial Services revenues were $528.0 million in 2025 compared to $509.3 million in 2024, primarily due portfolio growth and higher portfolio yields.
•
Net income was $505.1 million ($.96 per diluted share) in 2025 compared to $1.20 billion ($2.27 per diluted share) in 2024. In 2025, adjusted net income (non-GAAP), excluding a $264.5 million after-tax charge related to civil litigation in Europe was $769.6 million ($1.46 per diluted share). See Reconciliation of GAAP to Non-GAAP Financial Measures on page 44.
•
Capital investments were $171.9 million in 2025 compared to $164.3 million in 2024.
•
Research and development (R&D) expenses were $115.4 million in 2025 compared to $105.5 million in 2024.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $22.75 billion. PFS issued $694.6 million in medium-term notes during the first three months of 2025 to support new business volume and repay maturing debt.

Truck Outlook

Truck industry heavy-duty retail sales in the U.S. and Canada in 2025 are expected to be 235,000 to 265,000 units compared to 268,100 in 2024. In Europe, 2025 truck industry registrations for over 16-tonne vehicles are expected to be 270,000 to 300,000 units compared to 316,100 in 2024. In South America, heavy-duty truck industry registrations in 2025 are projected to be 100,000 to 110,000 units compared to 119,000 in 2024.

The Company has been affected by the import tariffs recently imposed by the U.S. government and retaliatory actions taken by other countries. The impact from import tariffs on truck order intake and profit margins is uncertain due to the rapidly evolving tariff environment. If tariff policy uncertainty continues, economic conditions may weaken and truck industry retail sales would likely decline.

Parts Outlook

In 2025, PACCAR Parts sales are expected to increase 2-4% compared to 2024, depending on the economic conditions, including the effect of tariff uncertainty.

Financial Services Outlook

In 2025, average earning assets are expected to be comparable to 2024. The used truck market has normalized in North America, but remains soft in Europe. If freight transportation conditions decline due to a weaker economy, including the effect of tariff uncertainty, then past due accounts, truck repossessions and credit losses would likely increase from the current levels and new business volume would likely decline.

Capital Investments and R&D Outlook

Capital investments in 2025 are expected to be $700 to $800 million and R&D is expected to be $450 to $480 million. PACCAR is increasing its investment in next generation internal combustion, hybrid and battery-electric powertrains, integrated connected vehicle services, advanced manufacturing capabilities, and advanced driver assistance systems that will create value for our customers. In addition to the capital and R&D investments, the company plans to invest a total project amount of $600-$900 million in its battery joint venture, Amplify Cell Technologies.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three months ended March 31, 2025 and 2024 are presented below.

($ in millions, except per share amounts)
Three Months Ended March 31,	2025	2024
Net sales and revenues:
Truck	$5,225.8	$6,541.0
Parts	1,689.9	1,675.9
Other	(2.0)	18.1
Truck, Parts and Other	6,913.7	8,235.0
Financial Services	528.0	509.3
	$7,441.7	$8,744.3
Income before income taxes:
Truck	$364.9	$881.6
Parts	426.5	455.8
Other*	(353.2)	(2.3)
Truck, Parts and Other	438.2	1,335.1
Financial Services	121.1	113.9
Investment income	83.8	85.5
Income taxes	(138.0)	(339.2)
Net income	$505.1	$1,195.3
Diluted earnings per share	$.96	$2.27
After-tax return on revenues	6.8%	13.7%
After-tax adjusted return on revenues (non-GAAP)**	10.3%

* In 2025, Other includes a $350.0 million charge related to civil litigation in Europe (EC-related claims).

** See Reconciliation of GAAP to Non-GAAP Financial Measures for 2025 on page 44.

The following provides an analysis of the results of operations for the Company’s three reportable segments - Truck, Parts and Financial Services. Where possible, the Company has quantified the impact of factors identified in the following discussion and analysis. In cases where it is not possible to quantify the impact of factors, the Company lists them in estimated order of importance. Factors for which the Company is unable to specifically quantify the impact include market demand and impact from tariffs, fuel prices, freight tonnage and economic conditions affecting the Company’s results of operations.

2025 Compared to 2024:

Truck

The Company’s Truck segment accounted for 70% of revenues in the first quarter of 2025 compared to 75% in the first quarter of 2024.

The Company’s new truck deliveries are summarized below:

Three Months Ended March 31,	2025	2024	% CHANGE
U.S. and Canada	22,200	29,500	(25)
Europe	10,400	11,600	(10)
Mexico, South America, Australia and other	7,500	7,000	7
Total units	40,100	48,100	(17)

Worldwide new truck deliveries decreased in the first quarter of 2025 compared to the same period of 2024, primarily due to lower deliveries in the U.S. and Canada and Europe, partially offset by an increase in Mexico.

Market share data discussed below is provided by third-party sources and is measured by either retail sales or registrations for the Company’s dealer network as a percentage of total retail sales or registrations depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In the first three months of 2025, industry retail sales in the heavy-duty market in the U.S. and Canada were 56,600 units compared to 62,300 units in the same period of 2024. The Company’s heavy-duty truck retail market share was 29.1% in the first three months of 2025 compared to 30.3% in the first three months of 2024. The medium-duty market was 26,000 units in the first three months of 2025 compared to 25,200 units in the same period of 2024. The Company’s medium-duty market share was 14.5% in the first three months of 2025 compared to 17.0% in the first three months of 2024.

The over 16‑tonne truck market in Europe in the first three months of 2025 was 72,000 units compared to 84,600 units in the first three months of 2024. DAF over 16‑tonne market share was 14.0% in the first three months of 2025 compared to 13.4% in the same period of 2024. The 6 to 16‑tonne market in the first three months of 2025 was 9,700 units compared to 12,100 units in the same period of 2024. DAF market share in the 6 to 16-tonne market in the first three months of 2025 was 10.7% compared to 9.2% in the same period of 2024.

The over 16-tonne truck market in Brasil in the first three months of 2025 was 21,500 units compared to 21,000 units in the same period of 2024. DAF Brasil market share for the first three months of 2025 was 9.6% compared to 10.7% in the same period in 2024.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Three Months Ended March 31,	2025	2024	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$3,195.7	$4,275.5	(25)
Europe	1,099.3	1,308.2	(16)
Mexico, South America, Australia and other	930.8	957.3	(3)
	$5,225.8	$6,541.0	(20)
Truck income before income taxes	$364.9	$881.6	(59)
Pre-tax return on revenues	7.0%	13.5%

The Company’s worldwide truck net sales and revenues in the first quarter decreased to $5.23 billion in 2025 from $6.54 billion in 2024, primarily due to lower truck deliveries in the U.S. and Canada and Europe from lower retail demand, as well as unfavorable currency translation effects.

In the first quarter of 2025, Truck segment income before income taxes and pre-tax return on revenues decreased primarily due to lower truck unit deliveries and lower price realization in the U.S. and Canada and Europe.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2025 and 2024 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended March 31, 2024	$6,541.0	$5,521.2	$1,019.8
(Decrease) increase
Truck sales volume	(1,123.0)	(909.0)	(214.0)
Average truck sales prices	(114.7)		(114.7)
Average material, labor and other direct costs		221.8	(221.8)
Factory overhead and other indirect costs		(44.3)	44.3
Extended warranties, operating leases and other	10.5	4.3	6.2
Currency translation	(88.0)	(77.5)	(10.5)
Total decrease	(1,315.2)	(804.7)	(510.5)
Three Months Ended March 31, 2025	$5,225.8	$4,716.5	$509.3

•
Truck sales volume decreased revenues by $1,123.0 million and costs by $909.0 million, primarily reflecting lower truck deliveries in the U.S. and Canada and Europe, partially offset by higher truck deliveries in Mexico.
•
Average truck sales prices decreased sales by $114.7 million, primarily due to lower price realization in the U.S. and Canada and Europe, reflecting an increased competitive environment in all markets except Australia.
•
Average cost per truck increased cost of sales by $221.8 million, primarily reflecting higher mix of trucks with higher content and product support accruals.
•
Factory overhead and other indirect costs decreased $44.3 million, primarily due to lower labor costs, R&M costs and factory supplies from lower truck build rates.
•
Extended warranties, operating leases and other increased revenues by $10.5 million, primarily due to higher dealer support services and higher volume of extended warranty contracts. The increase in cost of sales by $4.3 million reflects higher costs from extended warranty.
•
The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the Brazilian real, euro and Canadian dollar relative to the U.S. dollar.
•
Truck gross margin was 9.7% in the first quarter of 2025 compared to 15.6% in the same period of 2024 due to the factors noted above.

Truck SG&A expenses in the first quarter of 2025 decreased to $57.3 million from $61.7 million in the first quarter of 2024, primarily due to lower salaries and related expenses and professional fees, partially offset by higher sales and marketing expenses.

As a percentage of sales, Truck SG&A was 1.1% for the first quarter of 2025 compared to .9% in the first quarter of 2024.

Parts

The Company’s Parts segment accounted for 23% of revenues in the first quarter 2025 compared to 19% for the first quarter of 2024.

($ in millions)
Three Months Ended March 31,	2025	2024	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$1,182.6	$1,151.3	3
Europe	353.9	361.8	(2)
Mexico, South America, Australia and other	153.4	162.8	(6)
	$1,689.9	$1,675.9	1
Parts income before income taxes	$426.5	$455.8	(6)
Pre-tax return on revenues	25.2%	27.2%

The Company’s worldwide parts net sales and revenues for the first quarter increased to $1.69 billion in 2025 from $1.68 billion in 2024. The increase was primarily due to higher sales in the U.S. and Canada.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2025 and 2024 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended March 31, 2024	$1,675.9	$1,130.9	$545.0
(Decrease) increase
Aftermarket parts volume	(22.4)	(9.3)	(13.1)
Average aftermarket parts sales prices	54.2		54.2
Average aftermarket parts direct costs		50.7	(50.7)
Warehouse and other indirect costs		11.0	(11.0)
Currency translation	(17.8)	(11.8)	(6.0)
Total increase (decrease)	14.0	40.6	(26.6)
Three Months Ended March 31, 2025	$1,689.9	$1,171.5	$518.4
•
Aftermarket parts sales volume decreased by $22.4 million and related cost of sales decreased by $9.3 million. The decrease in parts sales and costs reflects primarily lower sales volume in all markets except Australia. The decrease in cost of sales reflects lower sales volume and unfavorable product mix in the U.S. and Canada and Europe.
•
Average aftermarket parts sales prices increased sales by $54.2 million, primarily due to price realization in the U.S. and Canada.
•
Average aftermarket parts direct costs increased $50.7 million due to higher material costs, primarily in the U.S. and Canada.
•
Warehouse and other indirect costs increased $11.0 million, primarily due to higher indirect costs including depreciation expense.
•
The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the euro, Brazilian real and Australian dollar relative to the U.S. dollar.
•
Parts gross margin in the first quarter of 2025 decreased to 30.7% from 32.5% in the first quarter of 2024 due to the factors noted above.

Parts SG&A expense in the first quarter of 2025 decreased to $60.9 million from $61.3 million in the same period of 2024. The decrease was due to currency translation effects and lower sales and marketing expenses.

As a percentage of sales, Parts SG&A was 3.6% in the first quarter of 2025 compared to 3.7% in the first quarter of 2024.

Financial Services

The Company’s Financial Services segment accounted for 7% of revenues in the first quarter of 2025 compared to 6% in the first quarter of 2024.

($ in millions)
Three Months Ended March 31,	2025	2024	% CHANGE
New loan and lease volume:
U.S. and Canada	$744.4	$772.8	(4)
Europe	306.4	260.9	17
Mexico, Australia, Brasil and other	458.4	486.2	(6)
	$1,509.2	$1,519.9	(1)
New loan and lease volume by product:
Loans and finance leases	$1,352.4	$1,349.9
Equipment on operating lease	156.8	170.0	(8)
	$1,509.2	$1,519.9	(1)
New loan and lease unit volume:
Loans and finance leases	9,550	9,620	(1)
Equipment on operating lease	1,530	1,460	5
	11,080	11,080
Average earning assets:
U.S. and Canada	$12,055.7	$10,325.8	17
Europe	3,838.9	4,478.2	(14)
Mexico, Australia, Brasil and other	4,800.4	4,282.0	12
	$20,695.0	$19,086.0	8
Average earning assets by product:
Loans and finance leases	$14,419.6	$13,267.6	9
Dealer wholesale financing	4,298.3	3,569.3	20
Equipment on lease and other	1,977.1	2,249.1	(12)
	$20,695.0	$19,086.0	8
Revenues:
U.S. and Canada	$237.0	$215.1	10
Europe	123.5	144.6	(15)
Mexico, Australia, Brasil and other	167.5	149.6	12
	$528.0	$509.3	4
Revenues by product:
Loans and finance leases	$264.3	$232.0	14
Dealer wholesale financing	78.7	71.4	10
Equipment on lease and other	185.0	205.9	(10)
	$528.0	$509.3	4
Income before income taxes	$121.1	$113.9	6

New loan and lease volume was $1.51 billion in the first quarter of 2025 compared to $1.52 billion in the first quarter of 2024. The slight decrease was primarily due to lower new loan and lease volume in the U.S. and Canada and Brasil from lower retail sales of PACCAR trucks, mostly offset by higher finance market shares of new PACCAR truck sales in all markets except Brasil. The effect of currency translation decreased new loan and lease volume by $72.3 million, primarily due to a decrease in the value of the Mexican peso and Brazilian real relative to the U.S. dollar. The decrease in equipment on operating lease volume is primarily due to lower market demand in the U.S., partially offset by higher demand in Europe.

In the first quarter of 2025, PFS finance market share of new PACCAR truck sales was 24.6% compared to 21.4% in the first quarter of 2024.

In the first quarter of 2025, PFS revenues increased to $528.0 million from $509.3 million in 2024. The increase was primarily driven by portfolio growth in all markets except Europe. The effect of currency translation decreased PFS revenues by $30.3 million in the first quarter of 2025, primarily due to a decrease in the value of the Mexican peso and Brazilian real relative to the U.S. dollar.

PFS income before income taxes increased to $121.1 million in the first quarter of 2025 from $113.9 million in the first quarter of 2024. The increase was primarily due to higher finance margins from a higher loan and finance lease portfolio. The effect of currency translation decreased PFS income before income taxes by $10.2 million, primarily due to a decrease in the value of the Mexican peso and Brazilian real relative to the U.S. dollar.

Included in Financial Services Other assets on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $404.4 million at March 31, 2025 and $396.5 million at December 31, 2024. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized losses on used trucks, excluding repossessions, of $11.1 million in the first quarter of 2025 compared to $10.9 million in the first quarter of 2024, including $12.0 million of losses on multiple unit transactions in the first quarter of 2025 compared to $10.6 million in the first quarter of 2024. Used truck losses related to repossessions, which are recognized as credit losses, were $3.3 million for the first quarter of 2025 and $4.2 million for the first quarter of 2024.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the three months ended March 31, 2025 and 2024 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended March 31, 2024	$303.4	$160.0	$143.4
Increase (decrease)
Average finance receivables	48.4		48.4
Average debt balances		24.4	(24.4)
Yields	11.2		11.2
Borrowing rates		17.0	(17.0)
Currency translation and other	(20.0)	(10.8)	(9.2)
Total increase	39.6	30.6	9.0
Three Months Ended March 31, 2025	$343.0	$190.6	$152.4

•
Average finance receivables increased $2.59 billion (excluding foreign exchange effects), increasing interest and fees by $48.4 million in the first quarter of 2025, primarily due to higher average loan, finance lease and dealer wholesale balances in North America.
•
Average debt balances increased $1.95 billion (excluding foreign exchange effects), increasing interest and other borrowing costs by $24.4 million in the first quarter of 2025, reflecting higher funding requirements for the portfolio from growth in loans, finance leases and dealer wholesale receivables.
•
Higher portfolio yields (7.4% in 2025 compared to 7.2% in 2024) increased interest and fees by $11.2 million. The higher portfolio yields were primarily due to higher market rates on new portfolio assets, primarily in the U.S.
•
Higher borrowing rates (4.9% in 2025 compared to 4.6% in 2024) increased interest and other borrowing expenses by $17.0 million and were primarily due to higher debt market rates, primarily in the U.S.
•
The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and Brazilian real.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Three Months Ended March 31,	2025	2024
Operating lease and rental revenues	$155.2	$178.6
Used truck sales	22.1	20.7
Insurance, franchise and other revenues	7.7	6.6
Operating lease, rental and other revenues	$185.0	$205.9

Depreciation of operating lease equipment	$118.3	$139.9
Vehicle operating expenses	16.6	16.9
Cost of used truck sales	22.7	22.1
Insurance, franchise and other expenses	2.1	1.4
Depreciation and other expenses	$159.7	$180.3

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended March 31, 2025 and 2024 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended March 31, 2024	$205.9	$180.3	$25.6
Increase (decrease)
Used truck sales	1.7	1.0	.7
Results on returned lease assets		1.4	(1.4)
Average operating lease assets	(28.1)	(24.3)	(3.8)
Revenue and cost per asset	14.3	7.0	7.3
Currency translation and other	(8.8)	(5.7)	(3.1)
Total decrease	(20.9)	(20.6)	(.3)
Three Months Ended March 31, 2025	$185.0	$159.7	$25.3

•
A higher sales value of used trucks on trade increased revenues by $1.7 million and related depreciation and other expenses by $1.0 million.
•
Results on returned lease assets increased depreciation and other expenses by $1.4 million.
•
Average operating lease assets decreased $239.4 million (excluding foreign exchange effects), which decreased revenues by $28.1 million and related depreciation and other expenses by $24.3 million.
•
Revenue per asset increased $14.3 million primarily due to higher average truck values financed. Cost per asset increased $7.0 million due to higher depreciation and operating expenses, mainly in Europe.
•
The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and the euro.

Financial Services SG&A for the first quarter of 2025 of $38.3 million decreased from $39.0 million in the first quarter of 2024, reflecting lower professional fees and sales and marketing expenses.

As an annualized percentage of average earning assets, Financial Services SG&A was .7% for the first quarter of 2025 and .8% for the same period in 2024.

The following table summarizes the provision for losses on receivables and net charge-offs:

	2025		2024
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$7.3	$13.4	$8.4	$5.6
Europe	2.2	2.1	3.8	.5
Mexico, Australia, Brasil and other	8.8	5.5	3.9	2.5
	$18.3	$21.0	$16.1	$8.6

The provision for losses on receivables was $18.3 million in the first quarter of 2025 compared to $16.1 million in the same period of 2024, primarily driven by portfolio growth and higher charge-offs in the U.S. and Canada, and Brasil. The increased charge-offs in the first quarter of 2025 included one large fleet customer in the U.S., which was provisioned for in the fourth quarter of 2024, and one large fleet customer in Brasil. The higher charge-offs in 2025 also reflected higher average loss severity in all markets from lower used truck market values.

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

The post-modification balances of accounts modified during the three months ended March 31, 2025 and 2024 are summarized below:

	2025		2024
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$79.2	2.2%	$115.8	3.4%
Insignificant delay	58.4	1.5%	44.7	1.3%
Credit	49.8	1.4%	25.6	.8%
	$187.4	5.1%	$186.1	5.5%

* Amortized cost basis immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

Modification activity increased slightly to $187.4 million in the first three months of 2025 from $186.1 million in the same period of 2024. The decrease in modifications for Commercial reasons primarily reflects lower volumes of refinancing, primarily in the U.S. The increase in both Insignificant delay modifications and Credit modifications reflect higher volumes of contract modifications in Brasil, Mexico and the U.S.

The following table summarizes the Company’s 30+ days past due accounts:

	March 31 2025	December 31 2024	March 31 2024
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.8%	1.2%	1.0%
Europe	.8%	.8%	1.9%
Mexico, Australia, Brasil and other	2.4%	2.0%	1.3%
Worldwide	1.2%	1.3%	1.2%

Accounts 30+ days past due was 1.2% at March 31, 2025 compared to 1.3% at December 31, 2024 and 1.2% at March 31, 2024. The decreased percentage of past due accounts as of March 31, 2025 compared to December 31, 2024 is primarily due to lower past due accounts in the U.S. and Canada, partially offset by increases in past due accounts in Mexico. The decrease in past due accounts in the U.S. and Canada reflects the effect of one large fleet customer's account as well as other customers paying current. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $30.2 million of accounts worldwide during the first quarter of 2025, $40.7 million during the fourth quarter of 2024 and $15.3 million during the first quarter of 2024, respectively, which were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31 2025	December 31 2024	March 31 2024
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.8%	1.4%	1.0%
Europe	.8%	.8%	1.9%
Mexico, Australia, Brasil and other	3.1%	2.6%	1.7%
Worldwide	1.4%	1.6%	1.3%

The Company typically requires customers to pay current before granting modifications. The higher pro forma percentage of retail loan and lease accounts 30+ days past due at March 31, 2025 in Mexico, Australia, Brasil and other was primarily due to accounts modified in Brasil and Mexico.

A contract modification that improves the past due status reduces the probability of default. The effect of modifications is included in the Company’s historical loss information used to determine the allowance for credit losses. Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2025, December 31, 2024 and March 31, 2024.

The Company’s annualized pre-tax return on average total assets for Financial Services was 2.2% for both the first quarter of 2025 and the same period of 2024.

Other

Included in Other is sales, income and expenses not attributable to a reportable segment, as well as the Company's industrial winch manufacturing business through October 31, 2024. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for the first quarter of 2025 and 2024. Other SG&A increased to $25.1 million for the first quarter of 2025 from $24.6 million for the first quarter of 2024. The increase was primarily due to higher charitable contributions and professional fees.

For the first quarter of 2025, Other loss before income taxes was $353.2 million compared to $2.3 million in 2024, primarily due to the EC-related charge in the first quarter of 2025, which is discussed in Note M of the consolidated financial statements.

Investment income for the first quarter decreased to $83.8 million in 2025 compared to $85.5 million in 2024. The decrease was primarily due to lower investment yields from lower market interest rates, primarily in the U.S. and Europe, partially offset by an increase in average investment balance in the U.S.

Income Taxes

The effective tax rate for the first quarter of 2025 was 21.5% compared to 22.1% for the first quarter of 2024. Included in 2025 was the EC-related charge of $350.0 million, which lowered the effective tax rate. Excluding the EC charge and related tax benefit, the effective tax rate was 22.5%.

($ in millions)
Three Months Ended March 31,	2025	2024
Domestic income before taxes	$647.5	$1,027.7
Foreign (loss) income before taxes	(4.4)	506.8
Total income before taxes	$643.1	$1,534.5
Domestic pre-tax return on revenues	15.3%	20.1%
Foreign pre-tax return on revenues	(.1)%	13.9%
Total pre-tax return on revenues	8.6%	17.5%

For the first quarter of 2025, domestic income before taxes and domestic pre-tax return on revenues decreased primarily due to lower Truck operation results, partially offset by improved results from Financial Services operations. For the first quarter of 2025, foreign loss before taxes included the EC-related charge of $350.0 million, which also reduced foreign pre-tax return on revenues.

LIQUIDITY AND CAPITAL RESOURCES:

	March 31	December 31
($ in millions)	2025	2024
Cash and cash equivalents	$5,517.7	$7,060.8
Marketable securities	2,826.5	2,778.8
	$8,344.2	$9,839.6

The Company’s total cash and marketable securities at March 31, 2025 decreased $1.50 billion from the balances at December 31, 2024. Total cash and marketable securities are primarily intended to provide liquidity while preserving capital.

The change in cash and cash equivalents is summarized below:

($ in millions)
Three Months Ended March 31,	2025	2024
Operating activities:
Net income	$505.1	$1,195.3
Net income items not affecting cash	259.7	269.0
Changes in operating assets and liabilities, net	145.5	4.7
Net cash provided by operating activities	910.3	1,469.0
Net cash used in investing activities	(392.6)	(526.1)
Net cash used in financing activities	(2,134.7)	(1,880.0)
Effect of exchange rate changes on cash and cash equivalents	73.9	(50.1)
Net decrease in cash and cash equivalents	(1,543.1)	(987.2)
Cash and cash equivalents at beginning of period	7,060.8	7,181.7
Cash and cash equivalents at end of period	$5,517.7	$6,194.5

Operating activities: Cash provided by operations decreased by $558.7 million to $910.3 million in the first three months of 2025 from $1,469.0 million in 2024. The decreased operating cash flow reflects lower net income by $690.2 million, lower cash provided from net income items not affecting cash of $9.3 million, primarily deferred income taxes and the provision for losses on financial services receivables, and higher cash provided from net changes in operating assets and liabilities of $140.8 million. The net changes in operating assets and liabilities are mainly due to higher cash provided by net changes in operating assets, primarily inventory of $236.8 million and wholesale receivables on new trucks in the Financial Services segment of $212.2 million, partially offset by a lower net increase in accruals of $337.4 million, including the EC-related charge.

Investing activities: Cash used in investing activities decreased by $133.5 million to $392.6 million in the first three months of 2025 from $526.1 million in 2024. The decrease in net cash used in investing activities primarily reflects a net decrease in wholesale receivables on equipment of $99.4 million and lower net originations of retail loans and finance leases of $19.7 million.

Financing activities: Cash used in financing activities was $2,134.7 million for the first three months of 2025, $254.7 million higher than the $1,880.0 million used in 2024, reflecting lower net borrowing activities and lower cash dividends. Cash used in net borrowing activities was $405.9 million in 2025, $311.0 million higher than the cash used in net borrowing activities of $94.9 million in 2024. In the first three months of 2025, the Company paid $1.75 billion in dividends compared to $1.82 billion in 2024.

The effect of exchange rate changes on cash increased cash and cash equivalents by $73.9 million in the first three months of 2025, reflecting an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro, the British pound and Brazilian real. In the first three months of 2024, a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro, the Australian dollar and the Canadian dollar, decreased cash and cash equivalents by $50.1 million.

Credit Lines and Other

The Company has line of credit arrangements of $5.52 billion, of which $4.93 billion were unused at March 31, 2025. Included in these arrangements are $4.00 billion of committed bank facilities, of which $1.50 billion expires in June 2025, $1.25 billion expires in June 2027 and $1.25 billion expires in June 2029. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the three months ended March 31, 2025.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock without an expiration. The objective of the repurchase is to return value to PACCAR shareholders. As of March 31, 2025, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the first three months of 2025.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in the first three months of 2025 increased to $170.7 million from $162.2 million for the same period of 2024. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $8.66 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2025, total capital investments for PACCAR are expected to be $700 to $800 million and R&D is expected to be $450 to $480 million. PACCAR is increasing its investment in next generation internal combustion, hybrid and battery-electric powertrains, integrated connected vehicle services, advanced manufacturing capabilities, and advanced driver assistance systems that will create value for our customers. In addition to the capital and R&D investments, the company plans to invest a total project amount of $600-$900 million in its battery joint venture, Amplify Cell Technologies.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2024, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of March 31, 2025 was $7.45 billion. The registration expires in November 2027 and does not limit the principal amount of debt securities that may be issued during that period.

As of March 31, 2025, the Company’s European finance subsidiary, PACCAR Financial Europe, had €900.0 million available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program renews annually and expires in July 2025.

In August 2021, PACCAR Financial Mexico registered a 10.00 billion Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5.00 billion Mexican pesos. At March 31, 2025, 5.04 billion Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL Australia), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL Australia as of March 31, 2025 was 850.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. There were no borrowings under this program as of March 31, 2025.

The Company’s Brazilian subsidiary, Banco PACCAR S.A., established a lending program in December 2021 with the local development bank, Banco Nacional de Desenvolvimento Economico e Social (BNDES) for qualified customers to receive preferential conditions and generally market interest rates. This program is limited to 2.42 billion Brazilian reais and has 1.12 billion Brazilian reais outstanding as of March 31, 2025. The Brazilian subsidiary also established a Letra Financeira (LF) program in May 2024 and the program does not limit the principal amount of debt securities that may be issued under the program. A total of 500.0 million Brazilian reais medium-term notes were outstanding as of March 31, 2025.

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

Adjustment for the EC-related claims relates to a pre-tax charge of $350.0 million ($264.5 million after-tax) for estimable total costs recorded in Interest and other expenses (income), net in the first quarter 2025.

The Company utilizes these non-GAAP measures to allow investors and management to evaluate operating trends by excluding a significant charge that is not representative of company performance.

Reconciliations from the most directly comparable GAAP measures to adjusted net income (non-GAAP) and adjusted net income per diluted shares (non-GAAP) are as follows:

Three Months Ended
($ in millions, except per share amounts)	March 31, 2025
Net income	$505.1
EC-related claims, net of taxes	264.5
Adjusted net income (non-GAAP)	$769.6
Per diluted share
Net income	$.96
EC-related claims, net of taxes	.50
Adjusted net income (non-GAAP)	$1.46
After-tax return on revenues	6.8%
EC-related claims, net of taxes	3.5%
After-tax adjusted return on revenues (non-GAAP) *	10.3%
Tax rate
Effective tax rate	21.5%
EC-related claims	1.0%
Adjusted effective tax rate (non-GAAP) **	22.5%
* Calculated using adjusted net income.
** Calculated using adjusted pre-tax net income.

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations or tariffs resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials and components, including semiconductors; labor disruptions; shortages of commercial truck drivers; increased warranty costs; cybersecurity risks to the Company’s information technology systems; pandemics; climate-related risks; global conflicts; litigation, including European Commission (EC) settlement-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the headings Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024 and in Part II, Item 1, “Legal Proceedings” and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2025. For additional information, refer to Item 7A as presented in the 2024 Annual Report on Form 10‑K.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2024 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

For Items 2(a) and (b), there was no reportable information for the three months ended March 31, 2025.

(c)
Issuer purchases of equity securities.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of March 31, 2025, the Company has repurchased $110.0 million of shares under this plan. There were no repurchases made under this plan during the first three months of 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
(i)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 17, 2024	10-Q	October 30, 2024	4(h)	001-14817

(j)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(j)	001-14817

(10)	Material Contracts:

(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 10, 2012	10(b)	001-14817

(c)	Third Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	10-Q	May 2, 2024	10(d)	001-14817

(d)	Form of Deferred Restricted Stock Unit Grant Agreement for Non-Employee Directors	10-Q	July 31, 2024	10(e)	001-14817

(e)	Form of Restricted Stock Grant Agreement for Non-Employee Directors	10-Q	July 31, 2024	10(f)	001-14817

(f)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	10-K	February 19, 2020	10(g)	001-14817

(g)	PACCAR Inc Long Term Incentive Plan	10-K	February 22, 2023	10(h)	001-14817

(h)	PACCAR Inc Long Term Incentive Plan, Form of Stock Option Agreement	10-K	February 19, 2025	10(h)	001-14817

(i)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	10-K	February 21, 2019	10(m)	001-14817

(j)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Unit Agreement	10-K	February 21, 2019	10(n)	001-14817

(k)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document*

(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	May 1, 2025	By	/s/ B. J. Poplawski
B. J. Poplawski
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)