Form 10-Q
period 2025-06-30
PACCAR INC
filed 2025-07-31
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

Common Stock, $1 par value — 525,103,392 shares as of July 25, 2025

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
TRUCK, PARTS AND OTHER:
Net sales and revenues	$6,962.8	$8,262.3	$13,876.5	$16,497.3

Cost of sales and revenues	5,995.4	6,772.3	11,886.4	13,446.1
Research and development	112.9	117.1	228.3	222.6
Selling, general and administrative	139.2	142.7	282.5	290.3
Interest and other (income) expenses, net	(9.5)	(23.6)	316.3	(50.6)
	6,238.0	7,008.5	12,713.5	13,908.4
Truck, Parts and Other Income Before Income Taxes	724.8	1,253.8	1,163.0	2,588.9

FINANCIAL SERVICES:
Interest and fees	357.6	318.0	700.6	621.4
Operating lease, rental and other revenues	190.1	191.8	375.1	397.7
Revenues	547.7	509.8	1,075.7	1,019.1

Interest and other borrowing expenses	200.3	172.5	390.9	332.5
Depreciation and other expenses	154.9	173.6	314.6	353.9
Selling, general and administrative	40.1	40.8	78.4	79.8
Provision for losses on receivables	29.2	11.7	47.5	27.8
	424.5	398.6	831.4	794.0
Financial Services Income Before Income Taxes	123.2	111.2	244.3	225.1
Investment income	83.9	95.8	167.7	181.3
Total Income Before Income Taxes	931.9	1,460.8	1,575.0	2,995.3
Income taxes	208.1	338.2	346.1	677.4
Net Income	$723.8	$1,122.6	$1,228.9	$2,317.9

Net Income Per Share
Basic	$1.38	$2.14	$2.34	$4.41
Diluted	$1.37	$2.13	$2.33	$4.40

Weighted Average Number of Common Shares Outstanding
Basic	525.9	525.3	525.9	525.1
Diluted	526.7	526.6	526.8	526.5

Comprehensive Income	$1,117.2	$977.6	$1,772.5	$2,066.6

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(Millions)

	June 30	December 31
	2025	2024 *
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$5,366.0	$6,871.1
Trade and other receivables, net (allowance for losses: 2025 - $1.4, 2024 - $1.2)	2,210.3	1,933.8
Marketable securities	2,913.7	2,778.8
Inventories, net	2,456.7	2,367.1
Other current assets	905.5	751.2
Total Truck, Parts and Other Current Assets	13,852.2	14,702.0

Property, plant and equipment, net	4,397.2	3,985.6
Other noncurrent assets, net	2,532.5	2,319.8
Total Truck, Parts and Other Assets	20,781.9	21,007.4

FINANCIAL SERVICES:
Cash and cash equivalents	183.9	189.7
Finance and other receivables, net (allowance for losses: 2025 - $154.2, 2024 - $145.2)	20,193.0	19,314.3
Equipment on operating leases, net	1,928.1	1,891.4
Other assets	1,007.9	1,016.1
Total Financial Services Assets	23,312.9	22,411.5
	$44,094.8	$43,418.9

* The December 31, 2024 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(Millions)

	June 30	December 31
	2025	2024 *
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$5,174.2	$4,805.1
Dividend payable		1,573.8
Total Truck, Parts and Other Current Liabilities	5,174.2	6,378.9
Other liabilities	2,310.8	1,954.3
Total Truck, Parts and Other Liabilities	7,485.0	8,333.2

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	1,074.3	1,106.4
Commercial paper and bank loans	5,100.8	6,003.8
Term notes	10,837.8	9,891.2
Deferred taxes and other liabilities	654.3	577.4
Total Financial Services Liabilities	17,667.2	17,578.8

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 525.5 and 524.4 million shares	525.5	524.4
Additional paid-in capital	389.0	344.8
Treasury stock, at cost - .38 million and nil shares	(35.0)
Retained earnings	18,632.8	17,751.0
Accumulated other comprehensive loss	(569.7)	(1,113.3)
Total Stockholders' Equity	18,942.6	17,506.9
	$44,094.8	$43,418.9

* The December 31, 2024 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Six Months Ended
	June 30
	2025	2024
OPERATING ACTIVITIES:
Net Income	$1,228.9	$2,317.9
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	199.5	204.3
Other assets	212.9	262.6
Provision for losses on financial services receivables	47.5	27.8
Other, net	(8.7)	18.3
Pension contributions	(11.5)	(32.2)
Change in operating assets and liabilities:
Trade and other receivables	(165.1)	(573.0)
Wholesale receivables on new trucks	304.6	(348.2)
Inventories	28.9	(263.2)
Accounts payable and accrued expenses	(42.0)	542.4
Income taxes, warranty and other	(51.3)	(247.7)
Net Cash Provided by Operating Activities	1,743.7	1,909.0

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(2,978.4)	(3,117.5)
Collections on retail loans and finance leases	2,409.9	2,513.3
Net decrease (increase) in wholesale receivables on used equipment	21.0	(64.6)
Purchases of marketable debt securities	(823.0)	(832.1)
Proceeds from sales and maturities of marketable debt securities	770.4	494.8
Payments for property, plant and equipment	(387.2)	(411.6)
Acquisitions of equipment for operating leases	(327.5)	(453.0)
Proceeds from asset disposals	352.8	352.9
Contributions to joint venture	(44.7)	(51.7)
Other, net	(3.4)	(.3)
Net Cash Used in Investing Activities	(1,010.1)	(1,569.8)

FINANCING ACTIVITIES:
Payments of cash dividends	(1,920.3)	(1,973.8)
Purchases of treasury stock	(35.0)	(4.0)
Proceeds from stock compensation transactions	24.8	42.3
Net decrease in commercial paper, short-term bank loans and other	(1,083.9)	(185.3)
Proceeds from term debt	1,858.5	1,832.7
Payments on term debt	(1,269.9)	(1,291.2)
Net Cash Used in Financing Activities	(2,425.8)	(1,579.3)
Effect of exchange rate changes on cash and cash equivalents	181.3	(70.1)
Net Decrease in Cash and Cash Equivalents	(1,510.9)	(1,310.2)
Cash and cash equivalents at beginning of period	7,060.8	7,181.7
Cash and cash equivalents at end of period	$5,549.9	$5,871.5

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of period	$525.0	$524.1	$524.4	$523.3
Stock compensation	.5	.2	1.1	1.0
Balance at end of period	525.5	524.3	525.5	524.3

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	382.0	318.3	344.8	269.1
Stock compensation	7.0	10.9	44.2	60.1
Balance at end of period	389.0	329.2	389.0	329.2

TREASURY STOCK, AT COST:
Balance at beginning of period	(4.3)	(4.0)
Purchases	(30.7)		(35.0)	(4.0)
Balance at end of period	(35.0)	(4.0)	(35.0)	(4.0)

RETAINED EARNINGS:
Balance at beginning of period	18,082.5	16,833.7	17,751.0	15,780.3
Net income	723.8	1,122.6	1,228.9	2,317.9
Cash dividends declared on common stock	(173.5)	(157.7)	(347.1)	(299.6)
Balance at end of period	18,632.8	17,798.6	18,632.8	17,798.6

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(963.1)	(800.2)	(1,113.3)	(693.9)
Other comprehensive income (loss)	393.4	(145.0)	543.6	(251.3)
Balance at end of period	(569.7)	(945.2)	(569.7)	(945.2)
Total Stockholders’ Equity	$18,942.6	$17,702.9	$18,942.6	$17,702.9

Cash dividends declared on common stock, per share	$.33	$.30	$.66	$.57

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2024.

Equity Method Investment: In 2024, PACCAR and three partners completed the formation of a U.S. battery manufacturing joint venture, Amplify Cell Technologies, with PACCAR owning a 30 percent interest. The joint venture meets the definition of a variable interest entity since the equity-at-risk is not currently sufficient to support the future operations of the joint venture. All significant decisions require majority or super-majority approval of the board. As a result, PACCAR is not the primary beneficiary and the Company uses the equity method to account for the investment. Under the equity method, the original investments in the joint venture are recorded at cost and subsequently adjusted by the Company's share of equity in income or losses. The investment is included in Truck, Parts and Other "Other noncurrent assets, net" on the Company's Consolidated Balance Sheets. PACCAR's share of the loss is included in Truck, Parts and Other "Interest and other (income) expenses, net" on the Company's Consolidated Statements of Income. PACCAR contributed $44.7 in the six month period ended June 30, 2025 and the maximum required contribution is $830.0. The Company's equity method investment was $233.3 at June 30, 2025.

Earnings per Share: Basic earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding, plus the effect of any participating securities. Diluted earnings per common share are computed assuming that all potentially dilutive securities are converted into common shares under the treasury stock method.

The dilutive and antidilutive options are shown separately in the table below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Additional shares	754,800	1,301,800	896,800	1,371,000
Antidilutive options	1,280,500	657,600	1,319,700	671,000

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

The following table disaggregates Truck, Parts and Other revenues by major sources:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Truck
Truck sales	$4,964.5	$6,337.6	$9,936.2	$12,642.3
Revenues from extended warranties, operating leases and other	278.6	240.2	532.7	476.5
	5,243.1	6,577.8	10,468.9	13,118.8
Parts
Parts sales	1,677.4	1,614.0	3,315.0	3,239.6
Revenues from dealer services and other	43.5	50.3	95.8	100.6
	1,720.9	1,664.3	3,410.8	3,340.2
Intersegment eliminations and other	(1.2)	20.2	(3.2)	38.3
Truck, Parts and Other sales and revenues	$6,962.8	$8,262.3	$13,876.5	$16,497.3

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

Truck sales with RVGs that allow customers the option to return their truck are accounted for as a sale when the customer does not have an economic incentive to return the truck to the Company, or as an operating lease when the customer does have an economic incentive to return the truck. The estimate of customers’ economic incentive to return the trucks is based on an analysis of historical guaranteed buyback value and estimated market value. When truck sales with RVGs are accounted for as a sale, revenue is recognized when the truck is transferred to the customer less an amount for expected returns. Expected returns are estimated by using a historical return rate.

Aftermarket parts sales allow for returns which are estimated at the time of sale based on historical data. Parts dealer services and other revenues are recognized as services are performed.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification of the estimated value of the returned goods assets and the related return liabilities:

	June 30, 2025		December 31, 2024
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Trucks
Other current assets	$113.8		$116.7
Accounts payable, accrued expenses and other		$118.1		$121.7
Other noncurrent assets, net	157.8		135.9
Other liabilities		167.4		144.7
	$271.6	$285.5	$252.6	$266.4
Parts
Other current assets	$103.6		$101.7
Accounts payable, accrued expenses and other		$247.4		$244.4
	$103.6	$247.4	$101.7	$244.4

The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $615.0 at June 30, 2025.

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with an RVG was $25.9 at June 30, 2025. The Company expects to recognize approximately $6.3 of the remaining deferred revenue in 2025, $9.9 in 2026, $6.2 in 2027, $2.5 in 2028 and $1.0 in 2029. For the three and six months ended June 30, 2025, total operating lease revenue from truck sales with RVGs was $4.2 and $7.3, respectively, compared to $8.1 and $17.9 for the three and six months ended June 30, 2024. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a lease was $53.6 at June 30, 2025.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at June 30, 2025 or December 31, 2024. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

The following table summarizes Financial Services lease revenues by lease type:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Finance lease revenues	$93.9	$84.4	$182.1	$167.0
Operating lease revenues	156.6	162.6	307.4	337.5
Total lease revenues	$250.5	$247.0	$489.5	$504.5

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Equity Securities

Marketable equity securities are traded on active exchanges and are measured at fair value. The realized and unrealized gains (losses) are recognized in investment income.

Marketable securities at June 30, 2025 and December 31, 2024 consisted of the following:

		UNREALIZED	UNREALIZED	FAIR
At June 30, 2025	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$379.7	$2.3	$.1	$381.9
U.S. taxable municipal / non-U.S. provincial bonds	403.3	3.6	.6	406.3
U.S. corporate securities	892.9	7.4	.8	899.5
U.S. government securities	208.7	1.8	.2	210.3
Non-U.S. corporate securities	613.0	5.7	.4	618.3
Non-U.S. government securities	195.8	3.0	.1	198.7
Other debt securities	192.6	1.4	.5	193.5
Marketable equity securities	10.0		4.8	5.2
Total marketable securities	$2,896.0	$25.2	$7.5	$2,913.7

		UNREALIZED	UNREALIZED	FAIR
At December 31, 2024	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$304.5	$.6	$1.4	$303.7
U.S. taxable municipal / non-U.S. provincial bonds	381.1	1.2	2.2	380.1
U.S. corporate securities	864.3	3.1	3.2	864.2
U.S. government securities	287.1	.1	1.5	285.7
Non-U.S. corporate securities	606.6	3.5	2.0	608.1
Non-U.S. government securities	163.5	1.4	.6	164.3
Other debt securities	166.4	.8	.8	166.4
Marketable equity securities	10.0		3.7	6.3
Total marketable securities	$2,783.5	$10.7	$15.4	$2,778.8

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $1.6 and $.7 and gross realized losses were $1.5 and $2.5 for the six months periods ended June 30, 2025 and 2024, respectively.

Net unrealized losses on marketable equity securities recognized in investment income were $1.1 and $1.6 for the six months ended June 30, 2025 and 2024, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	June 30, 2025		December 31, 2024
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$238.6	$164.5	$932.9	$365.5
Unrealized losses	.3	2.4	5.5	6.2

The unrealized losses on marketable debt securities above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at June 30, 2025 and December 31, 2024. The Company does not currently intend, and it is more likely than not that it will not be required, to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Contractual maturities of marketable debt securities at June 30, 2025 were as follows:

	AMORTIZED	FAIR
	COST	VALUE
Within one year	$573.7	$574.8
One to five years	2,306.7	2,328.6
Six to ten years	.7	.7
More than ten years	4.9	4.4
	$2,886.0	$2,908.5

NOTE D - Inventories

Inventories are stated at the lower of cost or net realizable value. Cost of inventories is determined principally by the first-in, first-out (FIFO) method. Inventories include the following:

	June 30	December 31
	2025	2024
Finished products	$1,130.4	$977.1
Work in process and raw materials	1,326.3	1,390.0
	$2,456.7	$2,367.1

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	June 30	December 31
	2025	2024
Loans	$10,027.4	$9,442.4
Finance leases	5,337.2	4,906.6
Dealer wholesale financing	4,799.0	4,944.1
Operating lease receivables and other	183.6	166.4
	20,347.2	19,459.5
Less allowance for losses:
Loans and leases	(148.6)	(139.2)
Dealer wholesale financing	(3.1)	(3.0)
Operating lease receivables and other	(2.5)	(3.0)
	$20,193.0	$19,314.3

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

On average, commercial and other modifications extended contractual terms by approximately five months in 2025 and four months in 2024, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at June 30, 2025 and December 31, 2024.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

The allowance for credit losses is summarized as follows:

	2025
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.0	$1.5	$137.7	$3.0	$145.2
Provision for losses	(.1)	.1	47.6	(.1)	47.5
Charge-offs			(49.9)	(.4)	(50.3)
Recoveries			4.2	.2	4.4
Currency translation and other	.2		7.4	(.2)	7.4
Balance at June 30	$3.1	$1.6	$147.0	$2.5	$154.2

	2024
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$2.7	$1.9	$125.1	$3.3	$133.0
Provision for losses	.3	(.4)	28.4	(.5)	27.8
Charge-offs			(24.3)	(.5)	(24.8)
Recoveries			4.5	1.0	5.5
Currency translation and other	(.1)		(4.0)	(.2)	(4.3)
Balance at June 30	$2.9	$1.5	$129.7	$3.1	$137.2

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

	REVOLVING
At June 30, 2025	LOANS	2025	2024	2023	2022	2021	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$4,792.1							$4,792.1
Watch	6.9							6.9
	$4,799.0							$4,799.0
Retail:
Performing	$227.1	$254.5	$624.8	$565.5	$352.8	$154.6	$169.6	$2,348.9
Watch		6.3	1.9	13.8	4.7	1.7	2.9	31.3
	$227.1	$260.8	$626.7	$579.3	$357.5	$156.3	$172.5	$2,380.2
Total dealer	$5,026.1	$260.8	$626.7	$579.3	$357.5	$156.3	$172.5	$7,179.2

Customer retail:
Fleet:
Performing		$2,312.2	$4,128.5	$2,635.2	$1,351.5	$468.6	$183.2	$11,079.2
Watch		34.8	30.3	57.3	45.5	23.0	1.9	192.8
At-risk		10.7	65.1	142.7	55.2	15.5	6.6	295.8
		$2,357.7	$4,223.9	$2,835.2	$1,452.2	$507.1	$191.7	$11,567.8
Owner/operator:
Performing		$354.6	$484.0	$260.4	$163.9	$92.2	$31.2	$1,386.3
Watch		.3	4.2	3.8	3.5	2.0	.5	14.3
At-risk			3.0	6.3	3.8	1.9	1.0	16.0
		$354.9	$491.2	$270.5	$171.2	$96.1	$32.7	$1,416.6
Total customer retail		$2,712.6	$4,715.1	$3,105.7	$1,623.4	$603.2	$224.4	$12,984.4

Total	$5,026.1	$2,973.4	$5,341.8	$3,685.0	$1,980.9	$759.5	$396.9	$20,163.6

Six Months Ended June 30, 2025	REVOLVING LOANS	2025	2024	2023	2022	2021	PRIOR	TOTAL
Gross charge-offs:
Customer retail:
Fleet		$.1	$4.7	$31.2	$3.9	$4.2	$1.7	$45.8
Owner/operator		.4	1.2	.6	1.5	.2	.2	4.1
Total		$.5	$5.9	$31.8	$5.4	$4.4	$1.9	$49.9

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	REVOLVING
At December 31, 2024	LOANS	2024	2023	2022	2021	2020	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$4,936.1							$4,936.1
Watch	7.1							7.1
At-risk	.9							.9
	$4,944.1							$4,944.1
Retail:
Performing	$229.8	$680.8	$641.5	$404.6	$192.8	$98.0	$141.6	$2,389.1
Watch		2.0	23.1	6.1	2.1	4.6	.4	38.3
	$229.8	$682.8	$664.6	$410.7	$194.9	$102.6	$142.0	$2,427.4
Total dealer	$5,173.9	$682.8	$664.6	$410.7	$194.9	$102.6	$142.0	$7,371.5

Customer retail:
Fleet:
Performing		$4,306.5	$2,991.4	$1,761.1	$781.9	$298.2	$71.0	$10,210.1
Watch		11.2	17.6	13.9	5.8	2.1	.9	51.5
At-risk		49.5	196.8	80.8	41.9	6.0	1.5	376.5
		$4,367.2	$3,205.8	$1,855.8	$829.6	$306.3	$73.4	$10,638.1
Owner/operator:
Performing		$524.1	$303.7	$206.2	$145.1	$57.6	$12.7	$1,249.4
Watch		2.5	12.1	8.0	2.9	1.3	.4	27.2
At-risk		.9	1.8	2.2	.9	1.0	.1	6.9
		$527.5	$317.6	$216.4	$148.9	$59.9	$13.2	$1,283.5
Total customer retail		$4,894.7	$3,523.4	$2,072.2	$978.5	$366.2	$86.6	$11,921.6

Total	$5,173.9	$5,577.5	$4,188.0	$2,482.9	$1,173.4	$468.8	$228.6	$19,293.1

Twelve Months Ended December 31, 2024	REVOLVING LOANS	2024	2023	2022	2021	2020	PRIOR	TOTAL
Gross charge-offs:
Customer retail:
Fleet		$.9	$19.4	$12.1	$7.5	$4.2	$7.8	$51.9
Owner/operator		.1	2.4	3.7	1.0	1.3	.8	9.3
Total		$1.0	$21.8	$15.8	$8.5	$5.5	$8.6	$61.2

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At June 30, 2025	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$4,799.0	$2,380.2	$11,412.8	$1,389.4	$19,981.4
31 – 60 days past due			75.7	14.0	89.7
Greater than 60 days past due			79.3	13.2	92.5
	$4,799.0	$2,380.2	$11,567.8	$1,416.6	$20,163.6

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2024	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$4,942.1	$2,427.4	$10,462.5	$1,266.9	$19,098.9
31 – 60 days past due	1.1		71.8	7.9	80.8
Greater than 60 days past due	.9		103.8	8.7	113.4
	$4,944.1	$2,427.4	$10,638.1	$1,283.5	$19,293.1

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	DEALER		CUSTOMER RETAIL
				OWNER/
At June 30, 2025	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$214.3	$8.2	$222.5
Amortized cost basis with no specific reserve			80.6	.9	81.5
Total			$294.9	$9.1	$304.0

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2024	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$350.0	$5.5	$355.5
Amortized cost basis with no specific reserve	$.9		25.8	1.4	28.1
Total	$.9		$375.8	$6.9	$383.6

The decrease in amortized cost basis with a specific reserve at June 30, 2025 from December 31, 2024 reflected several large fleet customers being charged off upon repossession of the collateral, primarily in the U.S. and Canada. The increase in amortized cost basis with no specific reserve at June 30, 2025 was due to one large fleet customer in the U.S. The net decrease in the total amortized cost basis of finance receivables that were on non-accrual status also reflected customers paying current and recognition of interest income resumed.

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Customer retail:
Fleet	$1.1	$1.1	$5.7	$2.1
Owner/operator	.1	.1	.2	.2
	$1.2	$1.2	$5.9	$2.3

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Customers Experiencing Financial Difficulty

The Company modified $141.6 and $134.2 of finance receivables for customers experiencing financial difficulty during the first six months of 2025 and 2024, respectively. Generally, other than insignificant term extensions and payment delays are credit modifications extending terms and payment delays for more than three months. The amortized cost basis of finance receivables for other than insignificant term extensions and payment delays to customers in financial difficulty were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Customer retail:
Fleet	$29.0	$83.2	$40.6	$89.6
Owner/operator	.2	.3	.3	.4
	$29.2	$83.5	$40.9	$90.0
Annualized % of total retail portfolio	.8%	2.5%	.5%	1.3%

The credit modifications granted customers additional time to pay. The financial effects of the term extensions added a weighted-average of 7 months to the life of the modified contracts for both the three months ended June 30, 2025 and 2024, and 7 months for both the six months ended June 30, 2025 and 2024. The effect of modifications is included in the Company's historical loss information used to determine the allowance for credit losses. For certain modifications to customers experiencing financial difficulties that are at-risk at June 30, 2025 and December 31, 2024, the allowance for credit loss is based on the value of underlying collateral or a discounted cash flow analysis.

There were $1.3 and $2.2 finance receivables modified with customers experiencing financial difficulty during the previous twelve months that had a payment default in the three and six months ended June 30, 2025. There were $1.8 and $3.3 finance receivables modified with customers experiencing financial difficulty during the previous twelve months that had a payment default in the three and six months ended June 30, 2024.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at June 30, 2025 and December 31, 2024 was $70.5 and $80.9, respectively.

Proceeds from the sales of repossessed assets were $75.0 and $28.5 for the six months ended June 30, 2025 and 2024, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2025	2024
Balance at January 1	$606.1	$767.0
Cost accruals	334.2	312.9
Payments	(406.4)	(440.2)
Change in estimates for pre-existing warranties	59.6	55.1
Currency translation and other	26.4	(8.7)
Balance at June 30	$619.9	$686.1

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2025	2024
Balance at January 1	$1,302.2	$1,229.1
Deferred revenues	357.7	354.0
Revenues recognized	(330.4)	(285.0)
Currency translation	81.5	(16.0)
Balance at June 30	$1,411.0	$1,282.1

The Company expects to recognize approximately $231.6 of the remaining deferred revenues on extended warranties and R&M contracts in 2025, $431.8 in 2026, $338.2 in 2027, $225.9 in 2028, $127.4 in 2029 and $56.1 thereafter.

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Net income	$723.8	$1,122.6	$1,228.9	$2,317.9
Other comprehensive (loss) income (OCI):
Unrealized (losses) gains on derivative contracts	(16.7)	25.5	(38.6)	37.6
Tax effect	4.5	(6.1)	11.0	(9.8)
	(12.2)	19.4	(27.6)	27.8
Unrealized gains on marketable debt securities	7.6	2.6	23.3	.1
Tax effect	(1.5)	(.6)	(5.9)
	6.1	2.0	17.4	.1
Pension plans	(1.5)	2.4	(1.1)	10.3
Tax effect	1.3	(.4)	1.3	(2.6)
	(.2)	2.0	.2	7.7
Foreign currency translation gains (losses)	399.7	(168.4)	553.6	(286.9)
Net other comprehensive income (loss)	393.4	(145.0)	543.6	(251.3)
Comprehensive income	$1,117.2	$977.6	$1,772.5	$2,066.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity consisted of the following:

Three Months Ended June 30, 2025	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at April 1, 2025	$17.1	$10.6	$70.1	$(1,060.9)	$(963.1)
Recorded into AOCI	(123.2)	6.0	(.5)	399.7	282.0
Reclassified out of AOCI	111.0	.1	.3		111.4
Net other comprehensive (loss) income	(12.2)	6.1	(.2)	399.7	393.4
Balance at June 30, 2025	$4.9	$16.7	$69.9	$(661.2)	$(569.7)

Three Months Ended June 30, 2024	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at April 1, 2024	$(2.6)	$(15.8)	$(104.6)	$(677.2)	$(800.2)
Recorded into AOCI	67.5	2.4	.3	(168.4)	(98.2)
Reclassified out of AOCI	(48.1)	(.4)	1.7		(46.8)
Net other comprehensive income (loss)	19.4	2.0	2.0	(168.4)	(145.0)
Balance at June 30, 2024	$16.8	$(13.8)	$(102.6)	$(845.6)	$(945.2)

Six Months Ended June 30, 2025	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2025	$32.5	$(.7)	$69.7	$(1,214.8)	$(1,113.3)
Recorded into AOCI	(192.4)	17.4	(.9)	553.6	377.7
Reclassified out of AOCI	164.8		1.1		165.9
Net other comprehensive (loss) income	(27.6)	17.4	.2	553.6	543.6
Balance at June 30, 2025	$4.9	$16.7	$69.9	$(661.2)	$(569.7)

Six Months Ended June 30, 2024	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2024	$(11.0)	$(13.9)	$(110.3)	$(558.7)	$(693.9)
Recorded into AOCI	96.3	1.4	4.9	(286.9)	(184.3)
Reclassified out of AOCI	(68.5)	(1.3)	2.8		(67.0)
Net other comprehensive income (loss)	27.8	.1	7.7	(286.9)	(251.3)
Balance at June 30, 2024	$16.8	$(13.8)	$(102.6)	$(845.6)	$(945.2)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	June 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2025	2024
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$6.8	$.4
	Cost of sales and revenues	(1.3)	(17.5)
	Interest and other (income) expenses, net	17.8	(.3)

Commodity contracts	Cost of sales and revenues	(.7)	3.3
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	7.0	(2.5)
Interest-rate contracts	Interest and other borrowing expenses	113.1	(42.4)
	Pre-tax expense increase (reduction)	142.7	(59.0)
	Tax (benefit) expense	(31.7)	10.9
	After-tax expense increase (reduction)	111.0	(48.1)
Unrealized losses (gains) on marketable debt securities:
Marketable debt securities	Investment income	.2	(.5)
	Tax expense	(.1)	.1
	After-tax income reduction (increase)	.1	(.4)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income) expenses, net	.1	1.6
Prior service costs	Interest and other (income) expenses, net	.4	.4
	Pre-tax expense increase	.5	2.0
	Tax benefit	(.2)	(.3)
	After-tax expense increase	.3	1.7
Total reclassifications out of AOCI		$111.4	$(46.8)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

		Six Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	June 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2025	2024
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$4.0	$9.2
	Cost of sales and revenues	(10.8)	(24.9)
	Interest and other (income) expenses, net	30.2	(1.4)

Commodity contracts	Cost of sales and revenues	(.8)	5.9
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	12.8	(5.1)
Interest-rate contracts	Interest and other borrowing expenses	175.5	(66.9)
	Pre-tax expense increase (reduction)	210.9	(83.2)
	Tax (benefit) expense	(46.1)	14.7
	After-tax expense increase (reduction)	164.8	(68.5)
Unrealized gains on marketable debt securities:
Marketable debt securities	Investment income		(1.7)
	Tax expense		.4
	After-tax income increase		(1.3)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income) expenses, net	.8	2.8
Prior service costs	Interest and other (income) expenses, net	.7	.7
	Pre-tax expense increase	1.5	3.5
	Tax benefit	(.4)	(.7)
	After-tax expense increase	1.1	2.8
Total reclassifications out of AOCI		$165.9	$(67.0)

Stock Compensation Plans

Stock-based compensation expense was $3.9 and $17.6 for the three and six months ended June 30, 2025, and $3.1 and $16.1 for the three and six months ended June 30, 2024, respectively.

During the first six months of 2025, the Company issued 1,058,539 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first six months of 2025, the Company purchased 382,552 treasury shares, of which 176,960 shares were acquired under the Company’s Long-Term Incentive Plan and 205,592 of shares were repurchased pursuant to the Company's common stock repurchase plan. Stock repurchases of $371.6 remain authorized under the current $500.0 program approved by the PACCAR Board of Directors on December 4, 2018.

NOTE H - Income Taxes

The effective tax rate for the second quarter of 2025 was 22.3% compared to 23.2% for the second quarter of 2024, primarily due to a lower mix of pre-tax income in jurisdictions with higher tax rates. The effective tax rate for the first six months of 2025 was 22.0% compared to 22.6% for the first six months of 2024, reflecting the EC claims charge and the related tax benefits in 2025.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Three Months Ended June 30, 2025
	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$5,340.9	$1,739.1	$(1.2)	$7,078.8	$547.7	$7,626.5
Less intersegment	(97.8)	(18.2)		(116.0)		(116.0)
External Customers	$5,243.1	$1,720.9	$(1.2)	$6,962.8	$547.7	$7,510.5
Cost of sales and revenues	4,787.8	1,204.7	2.9	5,995.4		5,995.4
Research and development	81.9	31.0		112.9		112.9
Selling, general and administrative	54.7	64.6	19.9	139.2	40.1	179.3
Interest and other borrowing expenses					200.3	200.3
Depreciation and other expenses					154.9	154.9
Provision for losses on receivables					29.2	29.2
Other segment expenses (income)	9.9	4.1	(23.5)	(9.5)		(9.5)
	$308.8	$416.5	$(.5)	$724.8	$123.2	$848.0
Investment income						83.9
Income (loss) before income taxes	$308.8	$416.5	$(.5)	$724.8	$123.2	$931.9

Depreciation and amortization	$93.1	$2.9	$6.4	$102.4	$104.9	$207.3

Expenditures for long-lived assets	$213.4	$3.1	$5.3	$221.8	$166.1	$387.9

	Six Months Ended June 30, 2025
	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$10,731.7	$3,447.8	$(3.2)	$14,176.3	$1,075.7	$15,252.0
Less intersegment	(262.8)	(37.0)		(299.8)		(299.8)
External Customers	$10,468.9	$3,410.8	$(3.2)	$13,876.5	$1,075.7	$14,952.2
Cost of sales and revenues	9,504.3	2,376.2	5.9	11,886.4		11,886.4
Research and development	167.3	61.0		228.3		228.3
Selling, general and administrative	112.0	125.5	45.0	282.5	78.4	360.9
Interest and other borrowing expenses					390.9	390.9
Depreciation and other expenses					314.6	314.6
Provision for losses on receivables					47.5	47.5
Other segment expenses*	11.6	5.1	299.6	316.3		316.3
	$673.7	$843.0	$(353.7)	$1,163.0	$244.3	$1,407.3
Investment income						167.7
Income (loss) before income taxes	$673.7	$843.0	$(353.7)	$1,163.0	$244.3	$1,575.0

Depreciation and amortization	$184.0	$7.2	$12.5	$203.7	$208.7	$412.4

Expenditures for long-lived assets	$375.5	$6.4	$20.0	$401.9	$318.6	$720.5

* In the first quarter of 2025, Other includes a $350.0 million charge related to civil litigation in Europe (EC-related claims) which is discussed in Note M.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Three Months Ended June 30, 2024
	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$6,674.3	$1,685.1	$20.2	$8,379.6	$509.8	$8,889.4
Less intersegment	(96.5)	(20.8)		(117.3)		(117.3)
External Customers	$6,577.8	$1,664.3	$20.2	$8,262.3	$509.8	$8,772.1
Cost of sales and revenues	5,589.4	1,160.6	22.3	6,772.3		6,772.3
Research and development	89.8	27.1	.2	117.1		117.1
Selling, general and administrative	59.7	62.6	20.4	142.7	40.8	183.5
Interest and other borrowing expenses					172.5	172.5
Depreciation and other expenses					173.6	173.6
Provision for losses on receivables					11.7	11.7
Other segment expenses (income)	1.6	.2	(25.4)	(23.6)		(23.6)
	$837.3	$413.8	$2.7	$1,253.8	$111.2	$1,365.0
Investment income						95.8
Income before income taxes	$837.3	$413.8	$2.7	$1,253.8	$111.2	$1,460.8

Depreciation and amortization	$93.4	$4.9	$6.5	$104.8	$127.1	$231.9

Expenditures for long-lived assets	$201.6	$16.5	$12.4	$230.5	$281.7	$512.2

	Six Months Ended June 30, 2024
	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$13,353.2	$3,380.4	$38.3	$16,771.9	$1,019.1	$17,791.0
Less intersegment	(234.4)	(40.2)		(274.6)		(274.6)
External Customers	$13,118.8	$3,340.2	$38.3	$16,497.3	$1,019.1	$17,516.4
Cost of sales and revenues	11,110.6	2,291.5	44.0	13,446.1		13,446.1
Research and development	167.9	54.3	.4	222.6		222.6
Selling, general and administrative	121.4	123.9	45.0	290.3	79.8	370.1
Interest and other borrowing expenses					332.5	332.5
Depreciation and other expenses					353.9	353.9
Provision for losses on receivables					27.8	27.8
Other segment expenses (income)		.9	(51.5)	(50.6)		(50.6)
	$1,718.9	$869.6	$.4	$2,588.9	$225.1	$2,814.0
Investment income						181.3
Income before income taxes	$1,718.9	$869.6	$.4	$2,588.9	$225.1	$2,995.3

Depreciation and amortization	$193.0	$8.7	$12.5	$214.2	$252.7	$466.9

Expenditures for long-lived assets	$351.3	$22.0	$23.6	$396.9	$440.0	$836.9

	June 30	December 31
Business Segment Data	2025	2024
Segment Assets:
Truck	$8,413.4	$7,563.3
Parts	2,293.5	2,097.0
Other	1,795.3	1,697.2
Cash and marketable securities	8,279.7	9,649.9
	20,781.9	21,007.4
Financial services	23,312.9	22,411.5
	$44,094.8	$43,418.9

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $56.4 at June 30, 2025.

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

At June 30, 2025, the notional amount of the Company’s interest-rate contracts was $3,759.0 with amounts expiring over the next 8.7 years. Notional maturities for all interest-rate contracts are $612.0 for the remainder of 2025, $1,057.4 for 2026, $801.3 for 2027, $477.9 for 2028, $367.8 for 2029, $442.6 for 2030 and thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At June 30, 2025, the notional amount of the outstanding foreign-exchange contracts was $1,889.6. Foreign-exchange contracts typically mature within one year.

Commodity Contracts: The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks. The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. At June 30, 2025, the notional amount of the outstanding commodity contracts was $20.4. Commodity contracts mature within one year.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	June 30, 2025		December 31, 2024
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$46.6		$132.2
Deferred taxes and other liabilities		$132.2		$41.1
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	9.1		67.6
Accounts payable, accrued expenses and other		96.6		3.0
Financial Services:
Other assets			5.8
Deferred taxes and other liabilities		4.1
Commodity contracts:
Truck, Parts and Other:
Other current assets	.2
Accounts payable, accrued expenses and other		.4
	$55.9	$233.3	$205.6	$44.1
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.4		$1.2
Accounts payable, accrued expenses and other		$1.3		$2.4
Financial Services:
Other assets	.1		.2
Deferred taxes and other liabilities		.1		.2
	$.5	$1.4	$1.4	$2.6
Gross amounts recognized in Balance Sheets	$56.4	$234.7	$207.0	$46.7
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	$(1.2)	$(1.2)	$(.9)	$(.9)
Financial Services:
Interest-rate contracts	(13.1)	(13.1)	(11.4)	(11.4)
Pro forma net amount	$42.1	$220.4	$194.7	$34.4

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the amount of loss (gain) from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$6.8		$4.0
Cost of sales and revenues
Cash flow hedges		(1.3)		(10.8)
Derivatives not designated as hedging instruments		.3		(.4)
Interest and other (income) expenses, net
Cash flow hedges		17.8		30.2
Net investment hedges		(2.5)		(6.6)
Derivatives not designated as hedging instruments		6.5		7.8
		$27.6		$24.2
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$113.1	$7.0	$175.5	$12.8
Fair value hedges	.4		1.4
Derivatives not designated as hedging instruments		(.2)		(.1)
	$113.5	$6.8	$176.9	$12.7
Total	$113.5	$34.4	$176.9	$36.9

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$.4		$9.2
Cost of sales and revenues
Cash flow hedges		(17.5)		(24.9)
Derivatives not designated as hedging instruments		(.6)		.2
Interest and other (income) expenses, net
Cash flow hedges		1.2		2.5
Net investment hedges		(2.1)		(5.6)
Derivatives not designated as hedging instruments		(7.6)		(7.5)
		$(26.2)		$(26.1)
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$(42.4)	$(2.8)	$(66.9)	$(5.0)
Fair value hedges	2.3		5.1
Derivatives not designated as hedging instruments		2.4		2.2
	$(40.1)	$(.4)	$(61.8)	$(2.8)
Total	$(40.1)	$(26.6)	$(61.8)	$(28.9)

The gain (loss) from commodity contracts recorded in Cost of sales and revenues was $.7 and $.8 for the three and six months ended June 30, 2025, respectively, and $(3.3) and $(5.9) for the three and six months ended June 30, 2024, respectively.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	June 30	December 31
	2025	2024
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$656.4	$543.1
Cumulative basis adjustment increase (decrease) included in the carrying amount	6.2	(8.6)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(1.4) and $(2.9) as of June 30, 2025 and December 31, 2024, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts and commodity contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The Company elected to exclude the forward premium component (excluded component) on some foreign-exchange cash flow hedges and amortize the excluded component over the life of the derivative instruments. The amortization of the excluded component is recognized in Interest and other (income) expenses, net in Truck, Parts and Other segment and Interest and other borrowing expenses in Financial Services segment in the Consolidated Statements of Comprehensive Income. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 7.4 years.

The following table presents the pre-tax effects of (loss) gain on cash flow hedges recognized in other comprehensive income (loss) (OCI):

	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
	INTEREST-	FOREIGN-		INTEREST-	FOREIGN-
	RATE	EXCHANGE	COMMODITY	RATE	EXCHANGE	COMMODITY
(Loss) gain recognized in OCI:
Truck, Parts and Other		$(31.2)	$1.6		$(42.5)	$1.4
Financial Services	$(124.1)	(5.7)		$(196.1)	(14.8)
	$(124.1)	$(36.9)	$1.6	$(196.1)	$(57.3)	$1.4

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
	INTEREST-	FOREIGN-		INTEREST-	FOREIGN-
	RATE	EXCHANGE	COMMODITY	RATE	EXCHANGE	COMMODITY
Gain (loss) recognized in OCI:
Truck, Parts and Other		$33.5	$(8.4)		$47.0	$(13.0)
Financial Services	$56.9	2.4		$81.6	5.1
	$56.9	$35.9	$(8.4)	$81.6	$52.1	$(13.0)

The amount of loss recorded in AOCI at June 30, 2025 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $32.5, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amount of loss reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was $.1 and $.1 for the three and six months ended June 30, 2025, respectively, and $.8 and $2.8 for the same periods ended June 30, 2024.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At June 30, 2025, the notional amount of the outstanding net investment hedges was $638.1. For the three and six months ended June 30, 2025, the pre-tax (loss) gain recognized in OCI for the net investment hedges was $(48.5) and $(104.1), respectively, and $.3 and $12.4 for the same periods ending June 30, 2024.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At June 30, 2025	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$381.9	$381.9
U.S. taxable municipal / non-U.S. provincial bonds		406.3	406.3
U.S. corporate securities		899.5	899.5
U.S. government securities	$210.3		210.3
Non-U.S. corporate securities		618.3	618.3
Non-U.S. government securities		198.7	198.7
Other debt securities		193.5	193.5
Total marketable debt securities	$210.3	$2,698.2	$2,908.5
Marketable equity securities	$5.2		$5.2
Total marketable securities	$215.5	$2,698.2	$2,913.7
Derivatives
Cross currency swaps		$29.5	$29.5
Interest-rate swaps		17.1	17.1
Foreign-exchange contracts		9.6	9.6
Commodity contracts		.2	.2
Total derivative assets		$56.4	$56.4
Liabilities:
Derivatives
Cross currency swaps		$122.3	$122.3
Interest-rate swaps		9.9	9.9
Foreign-exchange contracts		102.1	102.1
Commodity contracts		.4	.4
Total derivative liabilities		$234.7	$234.7

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2024	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$303.7	$303.7
U.S. taxable municipal / non-U.S. provincial bonds		380.1	380.1
U.S. corporate securities		864.2	864.2
U.S. government securities	$285.7		285.7
Non-U.S. corporate securities		608.1	608.1
Non-U.S. government securities		164.3	164.3
Other debt securities		166.4	166.4
Total marketable debt securities	$285.7	$2,486.8	$2,772.5
Marketable equity securities	$6.3		$6.3
Total marketable securities	$292.0	$2,486.8	$2,778.8
Derivatives
Cross currency swaps		$121.3	$121.3
Interest-rate swaps		10.9	10.9
Foreign-exchange contracts		74.8	74.8
Total derivative assets		$207.0	$207.0
Liabilities:
Derivatives
Cross currency swaps		$28.7	$28.7
Interest-rate swaps		12.4	12.4
Foreign-exchange contracts		5.6	5.6
Total derivative liabilities		$46.7	$46.7

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	June 30, 2025		December 31, 2024
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$9,632.3	$9,739.9	$8,900.6	$8,889.3
Liabilities:
Financial Services fixed rate debt	10,671.9	10,775.8	9,922.2	9,917.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension (income) expense for the Company’s defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Service cost	$23.2	$27.6	$47.4	$55.4
Interest on projected benefit obligation	36.1	33.4	71.9	67.0
Expected return on assets	(63.1)	(60.5)	(125.4)	(121.1)
Amortization of prior service costs	.4	.4	.7	.7
Recognized actuarial loss	.1	1.6	.8	2.8
Net pension (income) expense	$(3.3)	$2.5	$(4.6)	$4.8

The components of net pension expense other than service cost are included in Interest and other (income) expenses, net on the Consolidated Statements of Comprehensive Income.

During the three and six months ended June 30, 2025, the Company contributed $5.0 and $11.5 to its pension plans, respectively, and $6.2 and $32.2 for the three and six months ended June 30, 2024, respectively.

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

Several European courts have issued judgments; some have been favorable while others have been unfavorable and have been appealed. The Company believes it has meritorious defenses to all pending legal claims. In the first quarter 2023, the Company recorded a pre-tax charge of $600.0 ($446.4 after-tax) for the estimable total cost. The Company has settled with the majority of claimants and continues to pursue appropriate resolutions. Due to higher settlement costs, the Company updated its estimate and recorded an additional pre-tax charge of $350.0 ($264.5 after-tax) for the total estimable remaining costs in Interest and other (income) expenses, net in the first quarter of 2025.

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

Second Quarter Financial Highlights:

•
Worldwide net sales and revenues were $7.51 billion in 2025 compared to $8.77 billion in 2024, primarily due to lower truck revenues, partially offset by higher parts and financial services revenues.
•
Truck sales were $5.24 billion in 2025 compared to $6.58 billion in 2024, due to lower truck deliveries in all major markets.
•
Parts sales were $1.72 billion in 2025 compared to $1.66 billion in 2024, reflecting higher sales in the U.S. and Canada.
•
Financial Services revenues were $547.7 million in 2025 compared to $509.8 million in 2024, primarily due to higher interest income driven by portfolio growth and higher portfolio yields.
•
Net income was $723.8 million ($1.37 per diluted share) in 2025 compared to $1.12 billion ($2.13 per diluted share) in 2024.
•
Capital investments were $221.1 million in 2025 compared to $219.6 million in 2024.
•
Research and development (R&D) expenses were $112.9 million in 2025 compared to $117.1 million in 2024.

First Six Months Financial Highlights:

•
Worldwide net sales and revenues were $14.95 billion in 2025 compared to $17.52 billion in 2024, primarily due to lower truck revenues, partially offset by higher parts and financial services revenues.
•
Truck sales were $10.47 billion in 2025, compared to $13.12 billion in 2024, due to lower truck deliveries in all major markets.
•
Parts sales were $3.41 billion in 2025 compared to $3.34 billion in 2024, reflecting higher sales in the U.S. and Canada.
•
Financial Services revenues were $1.08 billion in 2025 compared to $1.02 billion in 2024, primarily due to higher interest income driven by portfolio growth and higher portfolio yields.
•
Net income was $1.23 billion ($2.33 per diluted share) in 2025 compared to $2.32 billion ($4.40 per diluted share) in 2024. In 2025, adjusted net income (non-GAAP), excluding a $264.5 million after-tax charge related to civil litigation in Europe was $1.49 billion ($2.83 per diluted share). See Reconciliation of GAAP to Non-GAAP Financial Measures on page 53.
•
Capital investments were $393.0 million in 2025 compared to $383.9 million in 2024.
•
Research and development (R&D) expenses were $228.3 million in 2025 compared to $222.6 million in 2024.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $23.31 billion. PFS issued $1.84 billion in medium-term notes during the first six months of 2025 to support new business volume and market share growth and repay maturing debt.

Truck Outlook

Truck industry heavy-duty retail sales in the U.S. and Canada in 2025 are expected to be 230,000 to 260,000 units compared to 268,100 in 2024. In Europe, 2025 truck industry registrations for over 16-tonne vehicles are expected to be 270,000 to 300,000 units compared to 316,100 in 2024. In South America, heavy-duty truck industry registrations in 2025 are projected to be 90,000 to 100,000 units compared to 119,000 in 2024.

The Company has been affected by the import tariffs imposed by the U.S. government since March 2025 and actions taken by other countries. The ongoing impact from import tariffs on truck order intake and profit margins is uncertain due to the rapidly evolving tariff environment. If tariff policy uncertainty continues, economic conditions may likely weaken and truck industry retail sales would likely decline.

Parts Outlook

In 2025, PACCAR Parts sales are expected to increase 2-4% compared to 2024, depending on the economic conditions, including the effect of ongoing tariff uncertainty.

Financial Services Outlook

In 2025, average earning assets are expected to increase 4-6% compared to 2024. The used truck market has been improving, which is reflected in PFS’ quarterly results this year. If freight transportation conditions decline due to a weaker economy, then past due accounts, truck repossessions and credit losses would likely increase from the current levels and new business volume would likely decline.

Capital Investments and R&D Outlook

Capital investments in 2025 are expected to be $750 to $800 million and R&D is expected to be $450 to $480 million. PACCAR is investing in next generation clean diesel and alternative powertrains, integrated connected vehicle services, expanded manufacturing capabilities, and advanced driver assistance systems that create value for customers. In addition to the capital and R&D investments, the company plans to invest a total project amount of $600 to $900 million in its battery joint venture, Amplify Cell Technologies.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three and six months ended June 30, 2025 and 2024 are presented below.

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions, except per share amounts)	2025	2024	2025	2024
Net sales and revenues:
Truck	$5,243.1	$6,577.8	$10,468.9	$13,118.8
Parts	1,720.9	1,664.3	3,410.8	3,340.2
Other	(1.2)	20.2	(3.2)	38.3
Truck, Parts and Other	6,962.8	8,262.3	13,876.5	16,497.3
Financial Services	547.7	509.8	1,075.7	1,019.1
	$7,510.5	$8,772.1	$14,952.2	$17,516.4
Income before income taxes:
Truck	$308.8	$837.3	$673.7	$1,718.9
Parts	416.5	413.8	843.0	869.6
Other*	(.5)	2.7	(353.7)	.4
Truck, Parts and Other	724.8	1,253.8	1,163.0	2,588.9
Financial Services	123.2	111.2	244.3	225.1
Investment income	83.9	95.8	167.7	181.3
Income taxes	(208.1)	(338.2)	(346.1)	(677.4)
Net income	$723.8	$1,122.6	$1,228.9	$2,317.9
Diluted earnings per share	$1.37	$2.13	$2.33	$4.40
After-tax return on revenues	9.6%	12.8%	8.2%	13.2%
After-tax adjusted return on revenues (non-GAAP)**			10.0%

* In 2025, Other includes a $350.0 million charge related to civil litigation in Europe (EC-related claims) in the first quarter 2025.

** See Reconciliation of GAAP to Non-GAAP Financial Measures for 2025 on page 53.

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

2025 Compared to 2024:

Truck

The Company’s Truck segment accounted for 70% of revenues in both the second quarter and first six months of 2025, compared to 75% in both the second quarter and first six months of 2024.

The Company’s new truck deliveries are summarized below:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2025	2024	% CHANGE	2025	2024	% CHANGE
U.S. and Canada	23,000	28,700	(20)	45,200	58,200	(22)
Europe	10,600	11,500	(8)	21,000	23,100	(9)
Mexico, South America, Australia and other	5,700	8,200	(30)	13,200	15,200	(13)
Total units	39,300	48,400	(19)	79,400	96,500	(18)

Worldwide new truck deliveries decreased in the second quarter and first six months of 2025 compared to the same periods of 2024, reflecting lower deliveries in all major markets from lower retail demand.

Market share data discussed below is provided by third-party sources and is measured by either retail sales or registrations for the Company’s dealer network as a percentage of total retail sales or registrations depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In the first six months of 2025, industry retail sales in the heavy-duty market in the U.S. and Canada were 120,800 units compared to 127,600 units in the same period of 2024. The Company’s heavy-duty truck retail market share was 30.4% in the first six months of 2025 compared to 31.5% in the first six months of 2024. The medium-duty market was 49,600 units in the first six months of 2025 compared to 52,300 units in the same period of 2024. The Company’s medium-duty market share was 15.3% in the first six months of 2025 compared to 17.3% in the first six months of 2024.

The over 16‑tonne truck market in Europe in the first six months of 2025 was 151,100 units compared to 174,800 units in the first six months of 2024. DAF over 16‑tonne market share was 14.2% in the first six months of 2025 compared to 13.7% in the same period of 2024. The 6 to 16‑tonne market in the first six months of 2025 was 19,900 units compared to 27,700 units in the same period of 2024. DAF market share in the 6 to 16-tonne market in the first six months of 2025 was 9.9% compared to 8.4% in the same period of 2024.

The over 16-tonne truck market in Brasil in the first six months of 2025 was 41,700 units compared to 44,600 units in the same period of 2024. DAF Brasil market share for the first six months of 2025 was 9.4% compared to 10.3% in the same period in 2024.

The Company’s worldwide truck net sales and revenues are summarized below:

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2025	2024	% CHANGE	2025	2024	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$3,315.5	$4,191.4	(21)	$6,511.2	$8,466.9	(23)
Europe	1,190.1	1,267.5	(6)	2,289.4	2,575.7	(11)
Mexico, South America, Australia and other	737.5	1,118.9	(34)	1,668.3	2,076.2	(20)
	$5,243.1	$6,577.8	(20)	$10,468.9	$13,118.8	(20)
Truck income before income taxes	$308.8	$837.3	(63)	$673.7	$1,718.9	(61)
Pre-tax return on revenues	5.9%	12.7%		6.4%	13.1%

The Company’s worldwide truck net sales and revenues in the second quarter decreased to $5.24 billion in 2025 from $6.58 billion in 2024. Revenues for the first six months decreased to $10.47 billion in 2025 from $13.12 billion in 2024. The decrease in both periods was primarily due to lower truck unit deliveries in all major markets from lower retail demand reflecting economic conditions as well as higher tariff costs resulting from current trade policies primarily in the U.S.

In the second quarter and first six months of 2025, Truck segment income before taxes and pre-tax return on revenues decreased primarily due to lower truck unit deliveries and lower price realization.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended June 30, 2025 and 2024 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended June 30, 2024	$6,577.8	$5,589.4	$988.4
(Decrease) increase
Truck sales volume	(1,248.8)	(1,062.9)	(185.9)
Average truck sales prices	(153.8)		(153.8)
Average material, labor and other direct costs		216.6	(216.6)
Factory overhead and other indirect costs		(55.3)	55.3
Extended warranties, operating leases and other	24.9	49.1	(24.2)
Currency translation	43.0	50.9	(7.9)
Total decrease	(1,334.7)	(801.6)	(533.1)
Three Months Ended June 30, 2025	$5,243.1	$4,787.8	$455.3
•
Truck sales volume decreased revenues by $1.25 billion and costs by $1.06 billion, primarily reflecting lower truck deliveries in all major markets.
•
Average truck sales prices decreased $153.8 million, primarily due to lower price realization, reflecting an increased competitive environment in all markets, partially offset by tariff price increases in the U.S.
•
Average truck costs increased $216.6 million, primarily reflecting higher mix of trucks with higher content, product support accruals and higher tariff costs in the U.S.
•
Factory overhead and other indirect costs decreased $55.3 million, primarily due to lower labor costs, maintenance costs and factory supplies from lower truck build rates.
•
Extended warranties, operating leases and other increased revenues by $24.9 million, primarily due to higher volume of extended warranty and R&M contracts. The increase in extended warranty, operating leases and other cost of $49.1 million reflects higher used truck costs, primarily in Europe, and higher costs from extended warranty and R&M contracts.
•
The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar, partially offset by the decline in the value of the Brazilian real, Australian dollar and Canadian dollar relative to the U.S. dollar.
•
Truck gross margin was 8.7% in the second quarter of 2025 compared to 15.0% in the same period of 2024 due to the factors noted above.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the six months ended June 30, 2025 and 2024 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Six Months Ended June 30, 2024	$13,118.8	$11,110.6	$2,008.2
(Decrease) increase
Truck sales volume	(2,371.8)	(1,971.9)	(399.9)
Average truck sales prices	(268.5)		(268.5)
Average material, labor and other direct costs		438.4	(438.4)
Factory overhead and other indirect costs		(99.6)	99.6
Extended warranties, operating leases and other	35.4	53.4	(18.0)
Currency translation	(45.0)	(26.6)	(18.4)
Total decrease	(2,649.9)	(1,606.3)	(1,043.6)
Six Months Ended June 30, 2025	$10,468.9	$9,504.3	$964.6
•
Truck sales volume decreased revenues by $2.37 billion and costs by $1.97 billion, primarily reflecting lower truck deliveries in all major markets.

•
Average truck sales prices decreased by $268.5 million, primarily due to lower price realization in the U.S. and Canada and Europe, reflecting an increased competitive environment in all markets.
•
Average truck costs increased by $438.4 million, primarily reflecting higher mix of trucks with higher content, increased tariff costs and product support accruals.
•
Factory overhead and other indirect costs decreased $99.6 million, primarily due to lower labor costs, maintenance costs and factory supplies from lower truck build rates.
•
Extended warranties, operating leases and other increased revenues by $35.4 million due to higher volume of extended warranty and R&M contracts and higher dealer support services. The increase in extended warranty, operating leases and other cost of $53.4 million reflects higher used truck costs, primarily in Europe, higher dealer support services and higher volume of extended warranty contracts.
•
The currency translation effect on sales and cost of sales primarily reflects a decline in the value of the Brazilian real, Canadian dollar and the Australian dollar relative to the U.S. dollar, partially offset by the increase in value of the euro relative to the U.S. dollar.
•
Truck gross margin was 9.2% in the first six months of 2025 compared to 15.3% in the same period of 2024 due to the factors noted above.

Truck SG&A expenses decreased in the second quarter of 2025 to $54.7 million from $59.7 million in the same period of 2024. For the first six months of 2025, Truck SG&A decreased to $112.0 million from $121.4 million in the same period of 2024. The decrease in both periods was primarily due to lower salaries and related expenses, lower professional fees and lower travel and entertainments expenses, partially offset by higher sales and marketing expenses. As a percentage of sales, Truck SG&A was 1.0% and 1.1% for the second quarter and first six months of 2025, respectively, compared to .9% for both second quarter and first six months of 2024.

Parts

The Company’s Parts segment accounted for 23% of revenues in both the second quarter and first six months of 2025, compared to 19% for both the second quarter and first six months of 2024.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2025	2024	% CHANGE	2025	2024	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$1,191.5	$1,138.6	5	$2,374.1	$2,289.9	4
Europe	353.0	345.6	2	706.9	707.4
Mexico, South America, Australia and other	176.4	180.1	(2)	329.8	342.9	(4)
	$1,720.9	$1,664.3	3	$3,410.8	$3,340.2	2
Parts income before income taxes	$416.5	$413.8	1	$843.0	$869.6	(3)
Pre-tax return on revenues	24.2%	24.9%		24.7%	26.0%

The Company’s worldwide parts net sales and revenues for the second quarter increased to $1.72 billion in 2025 from $1.66 billion in 2024. For the first six months, worldwide parts net sales and revenues increased to $3.41 billion in 2025 from $3.34 billion in 2024. The increase in both periods was primarily due to higher sales in the U.S. and Canada.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the three months ended June 30, 2025 and 2024 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended June 30, 2024	$1,664.3	$1,160.6	$503.7
(Decrease) increase
Aftermarket parts volume	(19.3)	(6.7)	(12.6)
Average aftermarket parts sales prices	60.4		60.4
Average aftermarket parts direct costs		31.8	(31.8)
Warehouse and other indirect costs		11.3	(11.3)
Currency translation	15.5	7.7	7.8
Total increase	56.6	44.1	12.5
Three Months Ended June 30, 2025	$1,720.9	$1,204.7	$516.2
•
Aftermarket parts sales volume decreased by $19.3 million and related cost of sales decreased by $6.7 million. The decrease in parts sales and costs primarily reflects lower sales volume in most markets, primarily Europe and Mexico.
•
Average aftermarket parts sales prices increased sales by $60.4 million, primarily due to price realization in all markets as well as tariff cost increases in the U.S. and Canada.
•
Average aftermarket parts direct costs increased $31.8 million due to higher material costs, primarily in the U.S. and Canada.
•
Warehouse and other indirect costs increased $11.3 million, primarily due to higher indirect costs, including depreciation expense.
•
The currency translation effect on sales and cost of sales reflects an increase in the value of the euro relative to the U.S. dollar.
•
Parts gross margins in the second quarter of 2025 decreased to 30.0% from 30.3% in the second quarter of 2024 due to the factors noted above.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the six months ended June 30, 2025 and 2024 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Six Months Ended June 30, 2024	$3,340.2	$2,291.5	$1,048.7
(Decrease) increase
Aftermarket parts volume	(41.7)	(16.0)	(25.7)
Average aftermarket parts sales prices	114.6		114.6
Average aftermarket parts direct costs		82.5	(82.5)
Warehouse and other indirect costs		22.3	(22.3)
Currency translation	(2.3)	(4.1)	1.8
Total increase (decrease)	70.6	84.7	(14.1)
Six Months Ended June 30, 2025	$3,410.8	$2,376.2	$1,034.6

•
Aftermarket parts sales volume decreased by $41.7 million and related cost of sales decreased by $16.0 million. The decrease in parts sales and costs primarily reflects lower sales volume in Europe, Mexico and Brasil, partially offset by higher sales volume in the U.S. and Canada.
•
Average aftermarket parts sales prices increased sales by $114.6 million, primarily due to price realization in the U.S. and Canada.
•
Average aftermarket parts direct costs increased $82.5 million due to higher material costs, primarily in the U.S. and Canada.
•
Warehouse and other indirect costs increased $22.3 million, primarily due to higher indirect costs, including depreciation expense.

•
The currency translation effect on sales reflects a decline in the value of the Brazilian real, Australian dollar and Canadian dollar relative to the U.S. dollar, primarily offset by an increase in the value of the euro relative to the U.S. dollar.
•
Parts gross margins in the first six months of 2025 decreased to 30.3% from 31.4% in the first six months of 2024 due to the factors noted above.

Parts SG&A expense increased in the second quarter of 2025 to $64.6 million from $62.6 million in the same period of 2024, mainly due to unfavorable currency translation effect, primarily the euro. For the first six months, Parts SG&A increased to $125.5 million in 2025 from $123.9 million in the same period of 2024, primarily due to higher salaries and related expenses, partially offset by lower travel and entertainment expenses.

As a percentage of sales, Parts SG&A was 3.8% for both the second quarter of 2025 and 2024, and 3.7% for both the first six months of 2025 and 2024.

Financial Services

The Company’s Financial Services segment accounted for 7% of revenues in both the second quarter and first six months of 2025, compared to 6% in both the second quarter and first six months of 2024.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2025	2024	% CHANGE	2025	2024	% CHANGE
New loan and lease volume:
U.S. and Canada	$1,044.5	$1,121.9	(7)	$1,788.9	$1,894.7	(6)
Europe	329.8	283.4	16	636.2	544.3	17
Mexico, Australia, Brasil and other	479.2	510.1	(6)	937.6	996.3	(6)
	$1,853.5	$1,915.4	(3)	$3,362.7	$3,435.3	(2)
New loan and lease volume by product:
Loans and finance leases	$1,678.5	$1,633.0	3	$3,030.9	$2,982.9	2
Equipment on operating lease	175.0	282.4	(38)	331.8	452.4	(27)
	$1,853.5	$1,915.4	(3)	$3,362.7	$3,435.3	(2)
New loan and lease unit volume:
Loans and finance leases	11,750	10,780	9	21,300	20,400	4
Equipment on operating lease	1,600	2,130	(25)	3,130	3,590	(13)
	13,350	12,910	3	24,430	23,990	2
Average earning assets:
U.S. and Canada	$12,196.2	$10,966.1	11	$12,138.2	$10,646.7	14
Europe	4,104.7	4,215.3	(3)	3,972.5	4,346.3	(9)
Mexico, Australia, Brasil and other	5,027.1	4,433.1	13	4,916.1	4,360.4	13
	$21,328.0	$19,614.5	9	$21,026.8	$19,353.4	9
Average earning assets by product:
Loans and finance leases	$14,957.2	$13,510.7	11	$14,690.4	$13,391.3	10
Dealer wholesale financing	4,365.0	3,901.3	12	4,344.3	3,736.5	16
Equipment on lease and other	2,005.8	2,202.5	(9)	1,992.1	2,225.6	(10)
	$21,328.0	$19,614.5	9	$21,026.8	$19,353.4	9
Revenues:
U.S. and Canada	$229.4	$214.7	7	$466.4	$429.8	9
Europe	137.3	140.3	(2)	260.8	284.9	(8)
Mexico, Australia, Brasil and other	181.0	154.8	17	348.5	304.4	14
	$547.7	$509.8	7	$1,075.7	$1,019.1	6
Revenues by product:
Loans and finance leases	$278.2	$241.0	15	$542.5	$473.0	15
Dealer wholesale financing	79.4	77.0	3	158.1	148.4	7
Equipment on lease and other	190.1	191.8	(1)	375.1	397.7	(6)
	$547.7	$509.8	7	$1,075.7	$1,019.1	6
Income before income taxes	$123.2	$111.2	11	$244.3	$225.1	9

New loan and lease volume was $1.85 billion in the second quarter of 2025 compared to $1.92 billion in the second quarter of 2024, and for the first six months of 2025 was $3.36 billion compared to $3.44 billion in the same period in 2024. The decrease in both periods was primarily due to lower new loan and lease volume in the U.S and Canada from lower retail sales of PACCAR trucks and lower currency translation effects, mostly offset by higher finance market shares of new PACCAR truck sales. The decrease in equipment on operating lease volume is primarily due to lower market demand in the U.S., partially offset by higher demand in Europe.

In the second quarter of 2025, PFS finance market share of new PACCAR truck sales was 26.2% compared to 24.2% in the second quarter of 2024. In the first six months of 2025, PFS finance market share of new PACCAR truck sales was 25.5% compared to 22.8% in the first six months of 2024. The increase in the second quarter of 2025 reflects higher share in all markets except the U.S. The increase in the first six months of 2025 reflects higher share in all markets.

In the second quarter of 2025, PFS revenues increased to $547.7 million from $509.8 million in the same period of 2024. In the first six months of 2025, PFS revenues increased to $1.08 billion from $1.02 billion in the same period of 2024. The increase in both periods was primarily driven by portfolio growth in all markets except Europe.

PFS income before income taxes increased to $123.2 million in the second quarter of 2025 from $111.2 million in the same period of 2024. In the first six months of 2025, PFS income before income taxes increased to $244.3 million from $225.1 million in the same period of 2024. The increase in both periods was primarily due to higher finance margins from a higher loan and finance lease portfolio. The effect of currency translation decreased PFS income before income taxes by $6.6 million and $16.7 million in the second quarter and first six months of 2025, respectively, primarily due to a decrease in the value of the Mexican peso and Brazilian real relative to the U.S. dollar.

Included in Financial Services, Other assets on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $410.3 million at June 30, 2025 and $396.5 million at December 31, 2024. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees.

The Company recognized losses on used trucks, excluding repossessions, of $7.5 million in the second quarter of 2025 compared to $13.6 million in the second quarter of 2024, including $9.0 million of losses on multiple unit transactions in the second quarter of 2025 compared to $7.4 million in the second quarter of 2024. Used truck losses related to repossessions, which are recognized as credit losses, were $3.3 million for the second quarter of 2025 and $1.8 million the second quarter of 2024.

The Company recognized losses on used trucks, excluding repossessions, of $18.6 million in the first six months of 2025 and $24.5 million in the first six months of 2024, including losses on multiple unit transactions of $21.0 million in the first six months of 2025 compared to $18.0 million in the first six months of 2024. Used truck losses related to repossessions, which are recognized as credit losses, were $6.6 million for the first six months of 2025 and $6.0 million first six months of 2024.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the three months ended June 30, 2025 and 2024 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended June 30, 2024	$318.0	$172.5	$145.5
Increase (decrease)
Average finance receivables	39.7		39.7
Average debt balances		18.3	(18.3)
Yields	9.4		9.4
Borrowing rates		13.9	(13.9)
Currency translation and other	(9.5)	(4.4)	(5.1)
Total increase	39.6	27.8	11.8
Three Months Ended June 30, 2025	$357.6	$200.3	$157.3
•
Average finance receivables increased $2.11 billion (excluding foreign exchange effects), increasing interest and fees by $39.7 million in the second quarter of 2025, primarily due to higher average loan, finance lease and dealer wholesale balances in North America and Brasil.
•
Average debt balances increased $1.38 billion (excluding foreign exchange effects), increasing interest and other borrowing costs by $18.3 million in the second quarter of 2025, reflecting higher funding requirements for the portfolio from growth in loans, finance leases and dealer wholesale receivables.
•
Higher portfolio yields (7.4% in 2025 compared to 7.3% in 2024) increased interest and fees by $9.4 million. The higher portfolio yields were primarily due to higher market rates on new portfolio assets, primarily in the U.S. and Brasil.

•
Higher borrowing rates (5.2% in 2025 compared to 4.8% in 2024) increased interest and other borrowing expenses by $13.9 million and were primarily due to higher debt market rates in all markets except Canada.
•
The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and Brazilian real.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the six months ended June 30, 2025 and 2024 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Six Months Ended June 30, 2024	$621.4	$332.5	$288.9
Increase (decrease)
Average finance receivables	88.1		88.1
Average debt balances		42.7	(42.7)
Yields	20.6		20.6
Borrowing rates		30.9	(30.9)
Currency translation and other	(29.5)	(15.2)	(14.3)
Total increase	79.2	58.4	20.8
Six Months Ended June 30, 2025	$700.6	$390.9	$309.7
•
Average finance receivables increased $2.36 billion (excluding foreign exchange effects), increasing interest and fees by $88.1 million in the first six months of 2025, higher average loan, finance lease and dealer wholesale balances in North America and Brasil.
•
Average debt balances increased $1.54 billion (excluding foreign exchange effects), increasing interest and other borrowing expenses by $42.7 million in the first six months of 2025, reflecting higher funding requirements for the portfolio from growth in loans, finance leases and dealer wholesale receivables.
•
Higher portfolio yields (7.4% in 2025 compared to 7.3% in 2024) increased interest and fees by $20.6 million. The higher portfolio yields were primarily due to higher market rates on new portfolio assets, primarily in the U.S. and Brasil.
•
Higher borrowing rates (5.1% in 2025 compared to 4.7% in 2024) increased interest and other borrowing expenses by $30.9 million and were primarily due to higher debt market rates in all markets except Canada.
•
The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and Brazilian real.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2025	2024	2025	2024
Operating lease and rental revenues	$161.9	$166.4	$317.1	$345.0
Used truck sales	18.8	17.4	40.9	38.1
Insurance, franchise and other revenues	9.4	8.0	17.1	14.6
Operating lease, rental and other revenues	$190.1	$191.8	$375.1	$397.7

Depreciation of operating lease equipment	$116.4	$135.4	$234.7	$275.3
Vehicle operating expenses	17.5	17.7	34.1	34.6
Cost of used truck sales	19.0	18.2	41.7	40.3
Insurance, franchise and other expenses	2.0	2.3	4.1	3.7
Depreciation and other expenses	$154.9	$173.6	$314.6	$353.9

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended June 30, 2025 and 2024 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended June 30, 2024	$191.8	$173.6	$18.2
Increase (decrease)
Used truck sales	.6	(.1)	.7
Results on returned lease assets		(5.8)	5.8
Average operating lease assets	(27.2)	(21.8)	(5.4)
Revenue and cost per asset	24.7	7.4	17.3
Currency translation and other	.2	1.6	(1.4)
Total (decrease) increase	(1.7)	(18.7)	17.0
Three Months Ended June 30, 2025	$190.1	$154.9	$35.2

•
Used truck sales from used trucks received on trade increased revenues by $.6 million and decreased related depreciation and other expenses by $.1 million, primarily reflecting improved used truck market prices and a lower sales volume.
•
Results on returned lease assets decreased depreciation and other expenses by $5.8 million.
•
Average operating lease assets decreased $245.3 million (excluding foreign exchange effects), which decreased revenues by $27.2 million and related depreciation and other expenses by $21.8 million.
•
Revenue per asset increased $24.7 million primarily due to higher average truck values financed. Cost per asset increased $7.4 million due to higher depreciation and operating expenses, mainly in Europe.
•
The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the six months ended June 30, 2025 and 2024 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Six Months Ended June 30, 2024	$397.7	$353.9	$43.8
Increase (decrease)
Used truck sales	2.3	.9	1.4
Results on returned lease assets		(4.4)	4.4
Average operating lease assets	(55.3)	(46.1)	(9.2)
Revenue and cost per asset	39.0	14.4	24.6
Currency translation and other	(8.6)	(4.1)	(4.5)
Total (decrease) increase	(22.6)	(39.3)	16.7
Six Months Ended June 30, 2025	$375.1	$314.6	$60.5

•
Used truck sales from used truck received on trade increased revenues by $2.3 million and related depreciation and other expenses by $.9 million, primarily reflecting improved used truck market prices.
•
Results on returned lease assets decreased depreciation and other expenses by $4.4 million.
•
Average operating lease assets decreased $241.9 million (excluding foreign exchange effects), which decreased revenues by $55.3 million and related depreciation and other expenses by $46.1 million.
•
Revenue per asset increased $39.0 million primarily due to higher average truck values financed. Cost per asset increased $14.4 million due to higher depreciation and operating expenses, mainly in Europe and Mexico.
•
The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso.

Financial Services SG&A for the second quarter of 2025 decreased to $40.1 million from $40.8 million in the second quarter of 2024. For the first six months, Financial Services SG&A decreased to $78.4 million in 2025 from $79.8 million in 2024. The decrease in both periods was primarily due to lower professional fees and travel and entertainment expenses partially offset by higher salaries and related expenses.

As an annualized percentage of average earning assets, Financial Services SG&A was .8% for the second quarter and .7% for the first six months of 2025, respectively and .8% for the same periods in 2024.

The following table summarizes the provision for losses on receivables and net charge-offs:

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$14.8	$17.5	$22.1	$30.9
Europe	2.7	3.1	4.9	5.2
Mexico, Australia, Brasil and other	11.7	4.3	20.5	9.8
	$29.2	$24.9	$47.5	$45.9

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$7.7	$4.7	$16.1	$10.3
Europe	1.5	4.5	5.3	5.0
Mexico, Australia, Brasil and other	2.5	1.5	6.4	4.0
	$11.7	$10.7	$27.8	$19.3

The provision for losses on receivables was $29.2 million in the second quarter of 2025 compared to $11.7 million in 2024, and in the first six months, the provision for losses on receivables was $47.5 million in 2025 compared to $27.8 million in 2024. The increase in provision for losses in the second quarter and first six months of 2025 compared to 2024 was primarily driven by retail portfolio growth in North America and Brasil, an increase in 30+ past due accounts in Mexico and Brasil, and higher expected losses. The increase in charge-offs in the U.S. and Canada reflected a soft truckload market and included several large fleet customers, which were provisioned for previously. The higher charge-offs in both periods also reflected higher average loss severity in all markets, primarily due to normalizing used truck market values when compared to previous periods.

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

The post-modification balances of accounts modified during the six months ended June 30, 2025 and 2024 are summarized below:

	2025		2024
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$182.3	2.4%	$223.1	3.3%
Insignificant delay	171.8	2.2%	98.9	1.4%
Credit	141.6	1.9%	134.2	2.0%
	$495.7	6.5%	$456.2	6.7%

* Amortized cost basis immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

Modification activity was $495.7 million in the first six months of 2025 and $456.2 million in the same period of 2024. The decrease in modifications for Commercial reasons primarily reflects lower volumes of refinancing, primarily in the U.S. The increase in Insignificant delay modifications primarily reflects an increase in customers requesting payment relief for up to three months, primarily in the U.S. The increase in Credit modifications for customers in financial difficulty reflects higher volumes of contract modifications in Brasil and Mexico mostly offset by lower volume of contract modifications in the U.S.

The following table summarizes the Company’s 30+ days past due accounts:

	June 30 2025	December 31 2024	June 30 2024
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.8%	1.2%	1.1%
Europe	.6%	.8%	1.5%
Mexico, Australia, Brasil and other	2.4%	2.0%	1.4%
Worldwide	1.2%	1.3%	1.2%

Accounts 30+ days past due was 1.2% at June 30, 2025 compared to 1.3% at December 31, 2024 and 1.2% at June 30, 2024. The decreased percentage of past due accounts as of June 30, 2025 compared to December 31, 2024 is primarily due to lower past due accounts in the U.S. and Canada and Europe, partially offset by increases in past due accounts in Mexico, Australia and Brasil. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $60.8 million of accounts worldwide during the second quarter of 2025, $40.7 million during the fourth quarter of 2024 and $23.0 million during the second quarter of 2024 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	June 30 2025	December 31 2024	June 30 2024
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	.9%	1.4%	1.1%
Europe	.7%	.8%	1.5%
Mexico, Australia, Brasil and other	3.8%	2.6%	1.9%
Worldwide	1.6%	1.6%	1.4%

The Company typically requires customers to pay current before granting modifications. The higher pro forma percentage of retail loan and lease accounts 30+ days past due at June 30, 2025 in Mexico, Australia, Brasil and other was primarily due to accounts modified in Brasil and Mexico.

A contract modification that improves the past due status reduces the probability of default. The effect of modifications is included in the Company’s historical loss information used to determine the allowance for credit losses. Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at June 30, 2025, December 31, 2024 and June 30, 2024. The effect on the allowance for credit losses from such modifications was not significant at June 30, 2025, December 31, 2024 and June 30, 2024.

The Company’s annualized pre-tax return on average assets for Financial Services was 2.1% for both the second quarter of 2025 and the second quarter of 2024 and was 2.2% for both the first six months of 2025 and first six months of 2024.

Other

Included in Other is sales, income and expenses not attributable to a reportable segment, as well as the Company's industrial winch manufacturing business through October 31, 2024. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the second quarter and first six months of 2025 and 2024. Other SG&A decreased to $19.9 million for the second quarter of 2025 from $20.4 million for the second quarter of 2024, primarily due to lower salaries and related expenses. Other SG&A was $45.0 million for both the first six months of 2025 and 2024.

For the second quarter of 2025, Other (loss) income before income taxes was $(.5) million compared to $2.7 million in 2024. For the first six months of 2025, Other (loss) income before tax was $(353.7) million compared to $.4 million in the same period of 2024, primarily due to the EC-related charge in the first quarter of 2025, which is discussed in Note M of the consolidated financial statements.

Investment income for the second quarter decreased to $83.9 million in 2025 compared to $95.8 million in 2024. For the first six months, investment income decreased to $167.7 million in 2025 from $181.3 million in 2024. The decrease in both periods is primarily due to lower investment yields from lower market interest rates in the U.S. and Europe, partially offset by an increase in average investment balance, primarily in the U.S.

Income Taxes

The effective tax rate for the second quarter of 2025 was 22.3% compared to 23.2% for the second quarter of 2024. The effective tax rate for the first six months of 2025 was 22.0% compared to 22.6% for the first six months of 2024. The lower effective tax rate in the second quarter of 2025 was primarily due to a lower mix of pre-tax income in jurisdictions with higher tax rates. Included in the first quarter of 2025 was the EC-related charge of $350.0 million, which lowered the effective tax rate. Excluding the EC charge and related tax benefits, the effective tax rate for the first six months of 2025 was 22.4%.

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2025	2024	2025	2024
Domestic income before taxes	$605.2	$968.5	$1,252.7	$1,996.2
Foreign income before taxes	326.7	492.3	322.3	999.1
Total income before taxes	$931.9	$1,460.8	$1,575.0	$2,995.3
Domestic pre-tax return on revenues	13.9%	19.3%	14.6%	19.7%
Foreign pre-tax return on revenues	10.4%	13.1%	5.1%	13.5%
Total pre-tax return on revenues	12.4%	16.7%	10.5%	17.1%

For the second quarter and first six months of 2025, domestic income before income taxes decreased primarily due to lower Truck operation results. For the second quarter of 2025, foreign income before income taxes decreased primarily due to lower Truck operation results in Europe and Mexico. For the first six months of 2025, foreign income before taxes included the EC-related charge of $350.0 million in the first quarter 2025, which also reduced foreign pre-tax return on revenues. For the second quarter and first six months of 2025, total pre-tax return on revenues decreased, reflecting lower returns in Truck operations.

LIQUIDITY AND CAPITAL RESOURCES:

	June 30	December 31
($ in millions)	2025	2024
Cash and cash equivalents	$5,549.9	$7,060.8
Marketable securities	2,913.7	2,778.8
	$8,463.6	$9,839.6

The Company’s total cash and marketable securities at June 30, 2025 decreased $1.38 billion from the balances at December 31, 2024. Total cash and marketable securities are primarily intended to provide liquidity while preserving capital.

The change in cash and cash equivalents is summarized below:

($ in millions)
Six Months Ended June 30,	2025	2024
Operating activities:
Net income	$1,228.9	$2,317.9
Net income items not affecting cash	451.2	513.0
Changes in operating assets and liabilities, net	63.6	(921.9)
Net cash provided by operating activities	1,743.7	1,909.0
Net cash used in investing activities	(1,010.1)	(1,569.8)
Net cash used in financing activities	(2,425.8)	(1,579.3)
Effect of exchange rate changes on cash and cash equivalents	181.3	(70.1)
Net decrease in cash and cash equivalents	(1,510.9)	(1,310.2)
Cash and cash equivalents at beginning of period	7,060.8	7,181.7
Cash and cash equivalents at end of period	$5,549.9	$5,871.5

Operating activities: Cash provided by operations decreased by $165.3 million to $1,743.7 million in the first six months of 2025 from $1,909.0 million in 2024. The decreased operating cash flow reflects lower net income by $1,089.0 million, lower cash provided from net income items not affecting cash of $61.8 million, primarily deferred income taxes, and higher cash provided from net changes in operating assets and liabilities of $985.5 million. The net changes in operating assets and liabilities are mainly due to higher cash provided by net changes in operating assets, primarily wholesale receivables on new trucks in the Financial Services segment of $652.8 million, trade and other receivables of $407.9 million and inventory of $292.1 million, partially offset by a net decrease in accounts payable and accruals of $388.0 million.

Investing activities: Cash used in investing activities decreased by $559.7 million to $1,010.1 million in the first six months of 2025 from $1,569.8 million in 2024. The decrease in net cash used in investing activities reflects lower purchases of marketable securities, net of proceeds from sales and maturities, of $284.7 million, lower acquisition of equipment for operating leases of $125.5 million and a net decrease in wholesale receivables on used equipment of $85.6 million.

Financing activities: Cash used in financing activities was $2,425.8 million for the first six months of 2025, $846.5 million higher than the $1,579.3 million used in 2024, reflecting higher net borrowing activity and lower cash dividends. Cash used in net borrowing activities was $495.3 million in 2025, $851.5 million higher than the cash provided by net borrowing activities of $356.2 million in 2024. In the first six months of 2025, the Company paid $1.92 billion in dividends compared to $1.97 billion in 2024.

The effect of exchange rate changes on cash increased cash and cash equivalents by $181.3 million in the first six months of 2025, reflecting an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro, the British pound and Brazilian real. In the first six months of 2024, a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro, the Brazilian real and the Australian dollar, decreased cash and cash equivalents by $70.1 million.

Credit Lines and Other

The Company has line of credit arrangements of $5.66 billion, of which $5.10 billion were unused at June 30, 2025. Included in these arrangements are $4.00 billion of committed bank facilities, of which $1.50 billion expires in June 2026, $1.25 billion expires in June 2028 and $1.25 billion expires in June 2030. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the six months ended June 30, 2025.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of June 30, 2025, the Company has repurchased $128.4 million of shares under this plan.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in the first six months of 2025 were $390.5 million compared to $380.1 million for the same period of 2024. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $8.90 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2025, total capital investments for PACCAR are expected to be $750 to $800 million and R&D is expected to be $450 to $480 million. PACCAR is investing in next generation clean diesel and alternative powertrains, integrated connected vehicle services, expanded manufacturing capabilities, and advanced driver assistance systems that create value for customers. In addition to the capital and R&D investments, the company plans to invest a total project amount of $600 to $900 million in its battery joint venture, Amplify Cell Technologies.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The most significant impacts to the Company of the OBBBA are the immediate expensing of domestic Research and Development expenditures and the permanent reinstatement of bonus depreciation for qualifying properties. The Company expects the impact will defer the payment of a significant portion of current federal income taxes and will have an immaterial impact to the Company's Consolidated Statements of Comprehensive Income.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2024, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of June 30, 2025 was $7.80 billion. The registration expires in November 2027 and does not limit the principal amount of debt securities that may be issued during that period.

As of June 30, 2025, the Company’s European finance subsidiary, PACCAR Financial Europe, had €550.0 million available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program renews annually and expires in May 2026.

In August 2021, PACCAR Financial Mexico registered a 10.00 billion Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5.00 billion Mexican pesos. At June 30, 2025, 5.55 billion Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL Australia), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL Australia as of June 30, 2025 was 700.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. There were no borrowings under this program as of June 30, 2025.

The Company’s Brazilian subsidiary, Banco PACCAR S.A., established a lending program in December 2021 with the local development bank, Banco Nacional de Desenvolvimento Economico e Social (BNDES) for qualified customers to receive preferential conditions and generally market interest rates. The program is limited to 2.70 billion Brazilian reais and has 1.07 billion Brazilian reais outstanding as of June 30, 2025. The Brazilian subsidiary also established a Letra Financeira (LF) program in May 2024 and the program does not limit the principal amount of debt securities that may be issued under the program. A total of 500.0 million Brazilian reais medium-term notes were outstanding as of June 30, 2025.

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

Adjustment for the EC-related claims relates to a pre-tax charge of $350.0 million ($264.5 million after-tax) for estimable total costs recorded in Interest and other (income) expenses, net in the first quarter 2025.

The Company utilizes these non-GAAP measures to allow investors and management to evaluate operating trends by excluding a significant charge that is not representative of company performance.

Reconciliations from the most directly comparable GAAP measures to adjusted net income (non-GAAP) and adjusted net income per diluted shares (non-GAAP) are as follows:

Six Months Ended
($ in millions, except per share amounts)	June 30, 2025
Net income	$1,228.9
EC-related claims, net of taxes	264.5
Adjusted net income (non-GAAP)	$1,493.4
Per diluted share
Net income	$2.33
EC-related claims, net of taxes	.50
Adjusted net income (non-GAAP)	$2.83
After-tax return on revenues	8.2%
EC-related claims, net of taxes	1.8%
After-tax adjusted return on revenues (non-GAAP) *	10.0%
Tax rate
Effective tax rate	22.0%
EC-related claims	.4%
Adjusted effective tax rate (non-GAAP) **	22.4%
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended June 30, 2025. For additional information, refer to Item 7A as presented in the 2024 Annual Report on Form 10‑K.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2024 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

For Items 2(a) and (b), there was no reportable information for the three months ended June 30, 2025.

(c)
Issuer purchases of equity securities.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of June 30, 2025, the Company has repurchased $128.4 million of shares under this plan. The following are details of repurchases made for the second quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased
April 1-30, 2025
May 1-31, 2025	205,592	$89.60	$371,580,963
June 1-30, 2025
Total	205,592	$89.60	$371,580,963

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2018	3(i)	001-14817

		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 24, 2020	3(i)	001-14817

		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 29, 2022	3(i)	001-14817

(ii)		Bylaws:

		Seventh Amended and Restated Bylaws of PACCAR Inc	8-K	July 26, 2022	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and U.S Bank Trust Company, National Association (as a successor to The Bank of New York Mellon Trust Company, N.A.)	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series P (PACCAR Financial Corp.)	S-3	November 2, 2018	4.2 and 4.3	333-228141

	(c)	Forms of Medium-Term Note, Series Q (PACCAR Financial Corp.)	S-3	November 1, 2021	4.3 and 4.4	333-260663

	(d)	Forms of Medium-Term Note, Series R (PACCAR Financial Corp.)	S-3	November 7, 2024	4.4 and 4.5	333-283056

	(e)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated May 29, 2020	10-Q	August 3, 2020	4(h)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 15, 2021	10-Q	August 2, 2021	4(g)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 13, 2022	10-Q	August 2, 2022	4(h)	001-14817

	(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated September 20, 2023	10-Q	November 2, 2023	4(g)	001-14817

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

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
(i)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 17, 2024	10-Q	October 30, 2024	4(h)	001-14817

(j)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated May 8, 2025*

(k)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(j)	001-14817

(10)	Material Contracts:

(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 10, 2012	10(b)	001-14817

(c)	Third Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	10-Q	May 2, 2024	10(d)	001-14817

(d)	Form of Deferred Restricted Stock Unit Grant Agreement for Non-Employee Directors	10-Q	July 31, 2024	10(e)	001-14817

(e)	Form of Restricted Stock Grant Agreement for Non-Employee Directors	10-Q	July 31, 2024	10(f)	001-14817

(f)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	10-K	February 19, 2020	10(g)	001-14817

(g)	PACCAR Inc Long Term Incentive Plan	10-K	February 22, 2023	10(h)	001-14817

(h)	PACCAR Inc Long Term Incentive Plan, Form of Stock Option Agreement	10-K	February 19, 2025	10(h)	001-14817

(i)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	10-K	February 21, 2019	10(m)	001-14817

(j)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Unit Agreement	10-K	February 21, 2019	10(n)	001-14817

(k)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document*

(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	July 31, 2025	By	/s/ B. J. Poplawski
B. J. Poplawski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)