Form 10-Q
period 2025-09-30
PACCAR INC
filed 2025-10-30
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Common Stock, $1 par value — 525,204,359 shares as of October 24, 2025

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
TRUCK, PARTS AND OTHER:
Net sales and revenues	$6,106.5	$7,703.8	$19,983.0	$24,201.1

Cost of sales and revenues	5,345.4	6,427.7	17,231.8	19,873.8
Research and development	111.0	115.0	339.3	337.6
Selling, general and administrative	140.3	144.3	422.8	434.6
Interest and other (income) expenses, net	(16.8)	(24.3)	299.5	(74.9)
	5,579.9	6,662.7	18,293.4	20,571.1
Truck, Parts and Other Income Before Income Taxes	526.6	1,041.1	1,689.6	3,630.0

FINANCIAL SERVICES:
Interest and fees	367.5	334.9	1,068.1	956.3
Operating lease, rental and other revenues	197.8	201.2	572.9	598.9
Revenues	565.3	536.1	1,641.0	1,555.2

Interest and other borrowing expenses	201.0	188.4	591.9	520.9
Depreciation and other expenses	161.7	176.6	476.3	530.5
Selling, general and administrative	39.9	42.2	118.3	122.0
Provision for losses on receivables	36.5	22.4	84.0	50.2
	439.1	429.6	1,270.5	1,223.6
Financial Services Income Before Income Taxes	126.2	106.5	370.5	331.6
Investment income	90.8	108.7	258.5	290.0
Total Income Before Income Taxes	743.6	1,256.3	2,318.6	4,251.6
Income taxes	153.6	284.2	499.7	961.6
Net Income	$590.0	$972.1	$1,818.9	$3,290.0

Net Income Per Share
Basic	$1.12	$1.85	$3.46	$6.26
Diluted	$1.12	$1.85	$3.45	$6.25

Weighted Average Number of Common Shares Outstanding
Basic	525.9	525.4	525.9	525.2
Diluted	526.7	526.5	526.8	526.5

Comprehensive Income	$590.4	$1,111.9	$2,362.9	$3,178.5

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(Millions)

	September 30	December 31
	2025	2024 *
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$6,122.1	$6,871.1
Trade and other receivables, net (allowance for losses: 2025 - $1.5, 2024 - $1.2)	2,090.0	1,933.8
Marketable securities	2,946.5	2,778.8
Inventories, net	2,296.9	2,367.1
Other current assets	1,089.4	751.2
Total Truck, Parts and Other Current Assets	14,544.9	14,702.0

Property, plant and equipment, net	4,442.4	3,985.6
Other noncurrent assets, net	2,193.4	2,319.8
Total Truck, Parts and Other Assets	21,180.7	21,007.4

FINANCIAL SERVICES:
Cash and cash equivalents	181.8	189.7
Finance and other receivables, net (allowance for losses: 2025 - $177.9, 2024 - $145.2)	20,014.8	19,314.3
Equipment on operating leases, net	1,871.7	1,891.4
Other assets	952.2	1,016.1
Total Financial Services Assets	23,020.5	22,411.5
	$44,201.2	$43,418.9

* The December 31, 2024 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(Millions)

	September 30	December 31
	2025	2024 *
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$5,139.8	$4,805.1
Dividend payable		1,573.8
Total Truck, Parts and Other Current Liabilities	5,139.8	6,378.9
Other liabilities	2,244.1	1,954.3
Total Truck, Parts and Other Liabilities	7,383.9	8,333.2

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	933.4	1,106.4
Commercial paper and bank loans	5,078.4	6,003.8
Term notes	10,773.0	9,891.2
Deferred taxes and other liabilities	663.9	577.4
Total Financial Services Liabilities	17,448.7	17,578.8

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 525.6 and 524.4 million shares	525.6	524.4
Additional paid-in capital	398.2	344.8
Treasury stock, at cost - .39 million and nil shares	(35.2)
Retained earnings	19,049.3	17,751.0
Accumulated other comprehensive loss	(569.3)	(1,113.3)
Total Stockholders' Equity	19,368.6	17,506.9
	$44,201.2	$43,418.9

* The December 31, 2024 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Nine Months Ended
	September 30
	2025	2024
OPERATING ACTIVITIES:
Net Income	$1,818.9	$3,290.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	297.3	300.2
Other assets	320.9	393.5
Provision for losses on financial services receivables	84.0	50.2
Deferred taxes	310.2	(67.8)
Other, net	52.0	49.2
Pension contributions	(19.3)	(34.7)
Change in operating assets and liabilities:
Trade and other receivables	(25.2)	(36.7)
Wholesale receivables on new trucks	714.9	(837.4)
Inventories	189.7	(86.3)
Accounts payable and accrued expenses	(157.9)	499.0
Income taxes, warranty and other	(314.0)	(324.0)
Net Cash Provided by Operating Activities	3,271.5	3,195.2

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(4,484.3)	(4,895.9)
Collections on retail loans and finance leases	3,750.7	3,646.6
Net increase in wholesale receivables on equipment	(127.2)	(16.9)
Purchases of marketable debt securities	(1,258.0)	(1,356.7)
Proceeds from sales and maturities of marketable debt securities	1,173.5	714.8
Payments for property, plant and equipment	(553.1)	(605.3)
Acquisitions of equipment for operating leases	(467.2)	(637.4)
Proceeds from asset disposals	500.3	521.6
Contributions to joint venture	(44.7)	(125.8)
Other, net	(3.4)	(.3)
Net Cash Used in Investing Activities	(1,513.4)	(2,755.3)

FINANCING ACTIVITIES:
Payments of cash dividends	(2,093.7)	(2,131.1)
Purchases of treasury stock	(35.2)	(4.5)
Proceeds from stock compensation transactions	31.1	45.3
Net (decrease) increase in commercial paper, short-term bank loans and other	(1,072.6)	14.3
Proceeds from term debt	2,377.3	3,406.6
Payments on term debt	(1,894.7)	(2,097.0)
Net Cash Used in Financing Activities	(2,687.8)	(766.4)
Effect of exchange rate changes on cash and cash equivalents	172.8	(6.0)
Net Decrease in Cash and Cash Equivalents	(756.9)	(332.5)
Cash and cash equivalents at beginning of period	7,060.8	7,181.7
Cash and cash equivalents at end of period	$6,303.9	$6,849.2

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of period	$525.5	$524.3	$524.4	$523.3
Stock compensation	.1		1.2	1.0
Balance at end of period	525.6	524.3	525.6	524.3

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	389.0	329.2	344.8	269.1
Stock compensation	9.2	6.8	53.4	66.9
Balance at end of period	398.2	336.0	398.2	336.0

TREASURY STOCK, AT COST:
Balance at beginning of period	(35.0)	(4.0)
Purchases	(.2)	(.5)	(35.2)	(4.5)
Balance at end of period	(35.2)	(4.5)	(35.2)	(4.5)

RETAINED EARNINGS:
Balance at beginning of period	18,632.8	17,798.6	17,751.0	15,780.3
Net income	590.0	972.1	1,818.9	3,290.0
Cash dividends declared on common stock	(173.5)	(157.5)	(520.6)	(457.1)
Balance at end of period	19,049.3	18,613.2	19,049.3	18,613.2

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(569.7)	(945.2)	(1,113.3)	(693.9)
Other comprehensive income (loss)	.4	139.8	544.0	(111.5)
Balance at end of period	(569.3)	(805.4)	(569.3)	(805.4)
Total Stockholders’ Equity	$19,368.6	$18,663.6	$19,368.6	$18,663.6

Cash dividends declared on common stock, per share	$.33	$.30	$.99	$.87

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2024.

Equity Method Investment: In 2024, PACCAR and three partners formed a U.S. battery manufacturing joint venture, Amplify Cell Technologies, with PACCAR owning a 30 percent interest. The joint venture meets the definition of a variable interest entity since the equity-at-risk is not currently sufficient to support the future operations of the joint venture. All significant decisions require majority or super-majority approval of the board. As a result, PACCAR is not the primary beneficiary and the Company uses the equity method to account for the investment. Under the equity method, the original investments in the joint venture are recorded at cost and subsequently adjusted by the Company's share of equity in income or losses. The investment is included in Truck, Parts and Other "Other noncurrent assets, net" on the Company's Consolidated Balance Sheets. PACCAR's share of the loss is included in Truck, Parts and Other "Interest and other (income) expenses, net" on the Company's Consolidated Statements of Income. PACCAR contributed $44.7 in the nine month period ended September 30, 2025 and the maximum required contribution is $830.0. The Company's equity method investment was $228.1 at September 30, 2025.

Earnings per Share: Basic earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding, plus the effect of any participating securities. Diluted earnings per common share are computed assuming that all potentially dilutive securities are converted into common shares under the treasury stock method.

The dilutive and antidilutive options are shown separately in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Additional shares	820,000	1,069,000	870,000	1,272,700
Antidilutive options	1,190,100	671,600	1,319,700	671,000

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU expand the disclosures in the notes to the financial statements about specific cost and expense categories presented on the face of the income statement. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented. The Company is currently evaluating the impact of this update on the related notes to the financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU allow entities to elect a practical expedient, which assumes current conditions as of the balance sheet date do not change for the remaining life of the asset, when developing reasonable and supportable forecasts used in estimating expected credit losses of current accounts receivable. This ASU is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued. The amendments in this ASU should be applied prospectively. The Company is currently evaluating the impact of this update on the Company's consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU amends certain accounting standards related to internal-use software costs. This ASU is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The amendments in this ASU may be applied on a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of this update on the Company's consolidated financial statements.

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

The following table disaggregates Truck, Parts and Other revenues by major sources:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Truck
Truck sales	$4,106.2	$5,781.2	$14,042.4	$18,423.5
Revenues from extended warranties, operating leases and other	275.2	245.8	807.9	722.3
	4,381.4	6,027.0	14,850.3	19,145.8
Parts
Parts sales	1,676.5	1,605.0	4,991.5	4,844.6
Revenues from dealer services and other	48.1	52.6	143.9	153.2
	1,724.6	1,657.6	5,135.4	4,997.8
Intersegment eliminations and other	.5	19.2	(2.7)	57.5
Truck, Parts and Other sales and revenues	$6,106.5	$7,703.8	$19,983.0	$24,201.1

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification of the estimated value of the returned goods assets and the related return liabilities:

	September 30, 2025		December 31, 2024
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Trucks
Other current assets	$101.5		$116.7
Accounts payable, accrued expenses and other		$105.9		$121.7
Other noncurrent assets, net	171.2		135.9
Other liabilities		179.3		144.7
	$272.7	$285.2	$252.6	$266.4
Parts
Other current assets	$103.3		$101.7
Accounts payable, accrued expenses and other		$250.6		$244.4
	$103.3	$250.6	$101.7	$244.4

The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $613.1 at September 30, 2025.

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with an RVG was $23.9 at September 30, 2025. The Company expects to recognize approximately $3.1 of the remaining deferred revenue in 2025, $10.2 in 2026, $6.5 in 2027, $2.6 in 2028 and $1.5 in 2029. For the three and nine months ended September 30, 2025, total operating lease revenue from truck sales with RVGs was $4.5 and $11.8, respectively, compared to $7.7 and $25.6 for the three and nine months ended September 30, 2024. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a lease was $48.5 at September 30, 2025.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at September 30, 2025 or December 31, 2024. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

The following table summarizes Financial Services lease revenues by lease type:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Finance lease revenues	$97.7	$86.4	$279.8	$253.4
Operating lease revenues	155.3	163.7	462.7	501.2
Total lease revenues	$253.0	$250.1	$742.5	$754.6

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

Marketable securities at September 30, 2025 and December 31, 2024 consisted of the following:

		UNREALIZED	UNREALIZED	FAIR
At September 30, 2025	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$331.2	$4.8	$.1	$335.9
U.S. taxable municipal / non-U.S. provincial bonds	389.4	4.2	.3	393.3
U.S. corporate securities	909.4	8.7	.4	917.7
U.S. government securities	299.4	2.0	.2	301.2
Non-U.S. corporate securities	596.0	5.9	.3	601.6
Non-U.S. government securities	203.1	1.2	.2	204.1
Other debt securities	185.9	1.6	.2	187.3
Marketable equity securities	10.0		4.6	5.4
Total marketable securities	$2,924.4	$28.4	$6.3	$2,946.5

		UNREALIZED	UNREALIZED	FAIR
At December 31, 2024	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$304.5	$.6	$1.4	$303.7
U.S. taxable municipal / non-U.S. provincial bonds	381.1	1.2	2.2	380.1
U.S. corporate securities	864.3	3.1	3.2	864.2
U.S. government securities	287.1	.1	1.5	285.7
Non-U.S. corporate securities	606.6	3.5	2.0	608.1
Non-U.S. government securities	163.5	1.4	.6	164.3
Other debt securities	166.4	.8	.8	166.4
Marketable equity securities	10.0		3.7	6.3
Total marketable securities	$2,783.5	$10.7	$15.4	$2,778.8

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $2.7 and $1.4 and gross realized losses were $1.8 and $3.4 for the nine month periods ended September 30, 2025 and 2024, respectively.

Net unrealized (losses) gains on marketable equity securities recognized in investment income were $(.9) and $1.5 for the nine months ended September 30, 2025 and 2024, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	September 30, 2025		December 31, 2024
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$154.2	$123.1	$932.9	$365.5
Unrealized losses	.3	1.4	5.5	6.2

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The unrealized losses on marketable debt securities were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at September 30, 2025 and December 31, 2024. The Company does not currently intend, and it is more likely than not that it will not be required, to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Contractual maturities of marketable debt securities at September 30, 2025 were as follows:

	AMORTIZED	FAIR
	COST	VALUE
Within one year	$549.0	$550.6
One to five years	2,362.0	2,387.3
Six to ten years	.8	.8
More than ten years	2.6	2.4
	$2,914.4	$2,941.1

NOTE D - Inventories

Inventories are stated at the lower of cost or net realizable value. Cost of inventories is determined principally by the first-in, first-out (FIFO) method. Inventories include the following:

	September 30	December 31
	2025	2024
Finished products	$1,136.1	$977.1
Work in process and raw materials	1,160.8	1,390.0
	$2,296.9	$2,367.1

NOTE E - Finance and Other Receivables

Finance and other receivables include the following:

	September 30	December 31
	2025	2024
Loans	$10,242.6	$9,442.4
Finance leases	5,243.0	4,906.6
Dealer wholesale financing	4,539.8	4,944.1
Operating lease receivables and other	167.3	166.4
	20,192.7	19,459.5
Less allowance for losses:
Loans and leases	(172.4)	(139.2)
Dealer wholesale financing	(2.9)	(3.0)
Operating lease receivables and other	(2.6)	(3.0)
	$20,014.8	$19,314.3

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

On average, commercial and other modifications extended contractual terms by approximately four months in both 2025 and 2024, and did not have a significant effect on the weighted average term or interest rate of the total portfolio at September 30, 2025 and December 31, 2024.

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

The allowance for credit losses is summarized as follows:

	2025
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.0	$1.5	$137.7	$3.0	$145.2
Provision for losses	(.3)	.1	84.3	(.1)	84.0
Charge-offs			(65.7)	(.6)	(66.3)
Recoveries			5.8	.4	6.2
Currency translation and other	.2		8.7	(.1)	8.8
Balance at September 30	$2.9	$1.6	$170.8	$2.6	$177.9

	2024
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$2.7	$1.9	$125.1	$3.3	$133.0
Provision for losses	.4	(.4)	50.8	(.6)	50.2
Charge-offs			(38.9)	(.6)	(39.5)
Recoveries			5.7	1.1	6.8
Currency translation and other	(.1)		(3.9)	(.3)	(4.3)
Balance at September 30	$3.0	$1.5	$138.8	$2.9	$146.2

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

	REVOLVING
At September 30, 2025	LOANS	2025	2024	2023	2022	2021	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$4,532.8							$4,532.8
Watch	7.0							7.0
	$4,539.8							$4,539.8
Retail:
Performing	$230.5	$440.4	$598.2	$528.2	$326.2	$140.2	$142.6	$2,406.3
Watch		6.4	1.8	12.7	4.4	1.2	1.9	28.4
	$230.5	$446.8	$600.0	$540.9	$330.6	$141.4	$144.5	$2,434.7
Total dealer	$4,770.3	$446.8	$600.0	$540.9	$330.6	$141.4	$144.5	$6,974.5

Customer retail:
Fleet:
Performing		$3,343.1	$3,767.3	$2,331.1	$1,141.6	$356.2	$117.7	$11,057.0
Watch		58.3	31.5	48.6	38.2	17.7	1.2	195.5
At-risk		46.1	83.6	156.9	56.5	15.8	9.1	368.0
		$3,447.5	$3,882.4	$2,536.6	$1,236.3	$389.7	$128.0	$11,620.5
Owner/operator:
Performing		$494.9	$438.1	$232.3	$139.0	$72.7	$18.7	$1,395.7
Watch		2.9	5.6	6.7	4.8	1.8	.5	22.3
At-risk		1.0	2.6	4.2	3.4	.7	.5	12.4
		$498.8	$446.3	$243.2	$147.2	$75.2	$19.7	$1,430.4
Total customer retail		$3,946.3	$4,328.7	$2,779.8	$1,383.5	$464.9	$147.7	$13,050.9

Total	$4,770.3	$4,393.1	$4,928.7	$3,320.7	$1,714.1	$606.3	$292.2	$20,025.4

Nine Months Ended September 30, 2025	REVOLVING LOANS	2025	2024	2023	2022	2021	PRIOR	TOTAL
Gross charge-offs:
Customer retail:
Fleet		$1.0	$5.5	$26.5	$16.9	$6.4	$3.2	$59.5
Owner/operator		.2	1.4	1.5	2.3	.5	.3	6.2
Total		$1.2	$6.9	$28.0	$19.2	$6.9	$3.5	$65.7

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	REVOLVING
At December 31, 2024	LOANS	2024	2023	2022	2021	2020	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$4,936.1							$4,936.1
Watch	7.1							7.1
At-risk	.9							.9
	$4,944.1							$4,944.1
Retail:
Performing	$229.8	$680.8	$641.5	$404.6	$192.8	$98.0	$141.6	$2,389.1
Watch		2.0	23.1	6.1	2.1	4.6	.4	38.3
	$229.8	$682.8	$664.6	$410.7	$194.9	$102.6	$142.0	$2,427.4
Total dealer	$5,173.9	$682.8	$664.6	$410.7	$194.9	$102.6	$142.0	$7,371.5

Customer retail:
Fleet:
Performing		$4,306.5	$2,991.4	$1,761.1	$781.9	$298.2	$71.0	$10,210.1
Watch		11.2	17.6	13.9	5.8	2.1	.9	51.5
At-risk		49.5	196.8	80.8	41.9	6.0	1.5	376.5
		$4,367.2	$3,205.8	$1,855.8	$829.6	$306.3	$73.4	$10,638.1
Owner/operator:
Performing		$524.1	$303.7	$206.2	$145.1	$57.6	$12.7	$1,249.4
Watch		2.5	12.1	8.0	2.9	1.3	.4	27.2
At-risk		.9	1.8	2.2	.9	1.0	.1	6.9
		$527.5	$317.6	$216.4	$148.9	$59.9	$13.2	$1,283.5
Total customer retail		$4,894.7	$3,523.4	$2,072.2	$978.5	$366.2	$86.6	$11,921.6

Total	$5,173.9	$5,577.5	$4,188.0	$2,482.9	$1,173.4	$468.8	$228.6	$19,293.1

Twelve Months Ended December 31, 2024	REVOLVING LOANS	2024	2023	2022	2021	2020	PRIOR	TOTAL
Gross charge-offs:
Customer retail:
Fleet		$.9	$19.4	$12.1	$7.5	$4.2	$7.8	$51.9
Owner/operator		.1	2.4	3.7	1.0	1.3	.8	9.3
Total		$1.0	$21.8	$15.8	$8.5	$5.5	$8.6	$61.2

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At September 30, 2025	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$4,539.8	$2,434.7	$11,328.1	$1,400.5	$19,703.1
31 – 60 days past due			104.2	16.9	121.1
Greater than 60 days past due			188.2	13.0	201.2
	$4,539.8	$2,434.7	$11,620.5	$1,430.4	$20,025.4

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2024	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$4,942.1	$2,427.4	$10,462.5	$1,266.9	$19,098.9
31 – 60 days past due	1.1		71.8	7.9	80.8
Greater than 60 days past due	.9		103.8	8.7	113.4
	$4,944.1	$2,427.4	$10,638.1	$1,283.5	$19,293.1

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	DEALER		CUSTOMER RETAIL
				OWNER/
At September 30, 2025	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$347.1	$11.2	$358.3
Amortized cost basis with no specific reserve			13.8	1.1	14.9
Total			$360.9	$12.3	$373.2

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2024	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$350.0	$5.5	$355.5
Amortized cost basis with no specific reserve	$.9		25.8	1.4	28.1
Total	$.9		$375.8	$6.9	$383.6

The decrease in amortized cost basis with no specific reserve and the net decrease in the total amortized cost basis of finance receivables that were on non-accrual status at September 30, 2025 reflected customers paying current and recognition of interest income resumed.

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Customer retail:
Fleet	$.6	$.5	$6.3	$2.6
Owner/operator	.1		.3	.2
	$.7	$.5	$6.6	$2.8

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Customers Experiencing Financial Difficulty

The Company modified $250.1 and $189.0 of finance receivables for customers experiencing financial difficulty during the first nine months of 2025 and 2024, respectively. Generally, other than insignificant term extensions and payment delays are credit modifications extending terms and payment delays for more than three months. The amortized cost basis of finance receivables for other than insignificant term extensions and payment delays to customers in financial difficulty were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Customer retail:
Fleet	$87.1	$7.8	$127.7	$106.4
Owner/operator	4.1		4.4	.4
	$91.2	$7.8	$132.1	$106.8
Annualized % of total retail portfolio	2.4%	.2%	1.1%	1.0%

The credit modifications granted customers additional time to pay. The financial effects of the term extensions added a weighted-average of 6 and 9 months to the life of the modified contracts for the three months ended September 30, 2025 and 2024, respectively, and 6 and 7 months for the nine months ended September 30, 2025 and 2024, respectively. The effect of modifications is included in the Company's historical loss information used to determine the allowance for credit losses. For certain modifications to customers experiencing financial difficulties that are at-risk at September 30, 2025 and December 31, 2024, the allowance for credit loss is based on the value of underlying collateral or a discounted cash flow analysis.

There were $85.5 and $87.7 of finance receivables modified with customers experiencing financial difficulty during the previous twelve months that had a payment default in the three and nine months ended September 30, 2025. There were $.1 and $3.4 finance receivables modified with customers experiencing financial difficulty during the previous twelve months that had a payment default in the three and nine months ended September 30, 2024. The increase in 2025 reflected one large fleet customer in the U.S. and several fleet customers in Mexico and Brasil becoming past due in the third quarter.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at September 30, 2025 and December 31, 2024 was $63.4 and $80.9, respectively.

Proceeds from the sales of repossessed assets were $99.5 and $56.5 for the nine months ended September 30, 2025 and 2024, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2025	2024
Balance at January 1	$606.1	$767.0
Cost accruals	442.8	462.2
Payments	(594.8)	(679.5)
Change in estimates for pre-existing warranties	105.6	103.6
Currency translation and other	24.3	2.7
Balance at September 30	$584.0	$656.0

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2025	2024
Balance at January 1	$1,302.2	$1,229.1
Deferred revenues	543.5	535.0
Revenues recognized	(508.9)	(444.4)
Currency translation	75.9	10.1
Balance at September 30	$1,412.7	$1,329.8

The Company expects to recognize approximately $128.8 of the remaining deferred revenues on extended warranties and R&M contracts in 2025, $447.0 in 2026, $357.3 in 2027, $252.1 in 2028, $151.5 in 2029 and $76.0 thereafter.

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Net income	$590.0	$972.1	$1,818.9	$3,290.0
Other comprehensive income (loss) (OCI):
Unrealized gains (losses) on derivative contracts	.1	(9.7)	(38.5)	27.9
Tax effect		3.4	11.0	(6.4)
	.1	(6.3)	(27.5)	21.5
Unrealized gains on marketable debt securities	4.4	35.7	27.7	35.8
Tax effect	(1.1)	(8.9)	(7.0)	(8.9)
	3.3	26.8	20.7	26.9
Pension plans	(.4)	2.0	(1.5)	12.3
Tax effect	(.1)	.2	1.2	(2.4)
	(.5)	2.2	(.3)	9.9
Foreign currency translation (losses) gains	(2.5)	117.1	551.1	(169.8)
Net other comprehensive income (loss)	.4	139.8	544.0	(111.5)
Comprehensive income	$590.4	$1,111.9	$2,362.9	$3,178.5

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity consisted of the following:

Three Months Ended September 30, 2025	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at July 1, 2025	$4.9	$16.7	$69.9	$(661.2)	$(569.7)
Recorded into AOCI	(2.5)	2.9	(1.2)	(2.5)	(3.3)
Reclassified out of AOCI	2.6	.4	.7		3.7
Net other comprehensive income (loss)	.1	3.3	(.5)	(2.5)	.4
Balance at September 30, 2025	$5.0	$20.0	$69.4	$(663.7)	$(569.3)

Three Months Ended September 30, 2024	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at July 1, 2024	$16.8	$(13.8)	$(102.6)	$(845.6)	$(945.2)
Recorded into AOCI	(43.1)	27.5		117.1	101.5
Reclassified out of AOCI	36.8	(.7)	2.2		38.3
Net other comprehensive (loss) income	(6.3)	26.8	2.2	117.1	139.8
Balance at September 30, 2024	$10.5	$13.0	$(100.4)	$(728.5)	$(805.4)

Nine Months Ended September 30, 2025	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2025	$32.5	$(.7)	$69.7	$(1,214.8)	$(1,113.3)
Recorded into AOCI	(194.9)	20.3	(2.1)	551.1	374.4
Reclassified out of AOCI	167.4	.4	1.8		169.6
Net other comprehensive (loss) income	(27.5)	20.7	(.3)	551.1	544.0
Balance at September 30, 2025	$5.0	$20.0	$69.4	$(663.7)	$(569.3)

Nine Months Ended September 30, 2024	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2024	$(11.0)	$(13.9)	$(110.3)	$(558.7)	$(693.9)
Recorded into AOCI	53.2	28.9	4.9	(169.8)	(82.8)
Reclassified out of AOCI	(31.7)	(2.0)	5.0		(28.7)
Net other comprehensive income (loss)	21.5	26.9	9.9	(169.8)	(111.5)
Balance at September 30, 2024	$10.5	$13.0	$(100.4)	$(728.5)	$(805.4)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	September 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2025	2024
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$1.1	$(11.4)
	Cost of sales and revenues	(12.2)	(3.9)
	Interest and other (income) expenses, net	10.8	3.0

Commodity contracts	Cost of sales and revenues	(.6)	3.7
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	3.1	4.6
Interest-rate contracts	Interest and other borrowing expenses	.5	54.4
	Pre-tax expense increase	2.7	50.4
	Tax benefit	(.1)	(13.6)
	After-tax expense increase	2.6	36.8
Unrealized losses (gains) on marketable debt securities:
Marketable debt securities	Investment income	.6	(.9)
	Tax (benefit) expense	(.2)	.2
	After-tax income reduction (increase)	.4	(.7)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income) expenses, net	.6	2.5
Prior service costs	Interest and other (income) expenses, net	.3	.3
	Pre-tax expense increase	.9	2.8
	Tax benefit	(.2)	(.6)
	After-tax expense increase	.7	2.2
Total reclassifications out of AOCI		$3.7	$38.3

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

		Nine Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	September 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2025	2024
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$5.1	$(2.2)
	Cost of sales and revenues	(23.0)	(28.8)
	Interest and other (income) expenses, net	41.0	1.6

Commodity contracts	Cost of sales and revenues	(1.4)	9.6
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	15.9	(.5)
Interest-rate contracts	Interest and other borrowing expenses	176.0	(12.5)
	Pre-tax expense increase (reduction)	213.6	(32.8)
	Tax (benefit) expense	(46.2)	1.1
	After-tax expense increase (reduction)	167.4	(31.7)
Unrealized losses (gains) on marketable debt securities:
Marketable debt securities	Investment income	.6	(2.6)
	Tax (benefit) expense	(.2)	.6
	After-tax income reduction (increase)	.4	(2.0)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income) expenses, net	1.4	5.3
Prior service costs	Interest and other (income) expenses, net	1.0	1.0
	Pre-tax expense increase	2.4	6.3
	Tax benefit	(.6)	(1.3)
	After-tax expense increase	1.8	5.0
Total reclassifications out of AOCI		$169.6	$(28.7)

Stock Compensation Plans

Stock-based compensation expense was $2.8 and $20.4 for the three and nine months ended September 30, 2025, and $3.4 and $19.5 for the three and nine months ended September 30, 2024, respectively.

During the first nine months of 2025, the Company issued 1,169,246 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first nine months of 2025, the Company purchased 385,060 treasury shares, of which 179,468 shares were acquired under the Company’s Long-Term Incentive Plan and 205,592 of shares were repurchased pursuant to the Company's common stock repurchase plan. Stock repurchases of $371.6 remain authorized under the current $500.0 program approved by the PACCAR Board of Directors on December 4, 2018.

NOTE H - Income Taxes

The effective tax rate for the third quarter of 2025 was 20.7% compared to 22.6% for the third quarter of 2024, primarily driven by higher U.S. Federal research and development (R&D) tax credits. The effective tax rate for the first nine months of 2025 was 21.6% compared to 22.6% for the first nine months of 2024, reflecting the European Commission (EC) claims charge and its associated tax benefit.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Three Months Ended September 30, 2025
	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$4,455.9	$1,741.9	$.5	$6,198.3	$565.3	$6,763.6
Less intersegment	(74.5)	(17.3)		(91.8)		(91.8)
External Customers	$4,381.4	$1,724.6	$.5	$6,106.5	$565.3	$6,671.8
Cost of sales and revenues	4,125.8	1,216.5	3.1	5,345.4		5,345.4
Research and development	79.6	31.4		111.0		111.0
Selling, general and administrative	63.3	66.5	10.5	140.3	39.9	180.2
Interest and other borrowing expenses					201.0	201.0
Depreciation and other expenses					161.7	161.7
Provision for losses on receivables					36.5	36.5
Other segment expenses (income)	10.2	.2	(27.2)	(16.8)		(16.8)
	$102.5	$410.0	$14.1	$526.6	$126.2	$652.8
Investment income						90.8
Income before income taxes	$102.5	$410.0	$14.1	$526.6	$126.2	$743.6

Depreciation and amortization	$89.6	$4.3	$6.0	$99.9	$105.9	$205.8

Expenditures for long-lived assets	$137.1	$8.3	$7.3	$152.7	$143.0	$295.7

	Nine Months Ended September 30, 2025
	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$15,187.6	$5,189.7	$(2.7)	$20,374.6	$1,641.0	$22,015.6
Less intersegment	(337.3)	(54.3)		(391.6)		(391.6)
External Customers	$14,850.3	$5,135.4	$(2.7)	$19,983.0	$1,641.0	$21,624.0
Cost of sales and revenues	13,630.1	3,592.7	9.0	17,231.8		17,231.8
Research and development	246.9	92.4		339.3		339.3
Selling, general and administrative	175.3	192.0	55.5	422.8	118.3	541.1
Interest and other borrowing expenses					591.9	591.9
Depreciation and other expenses					476.3	476.3
Provision for losses on receivables					84.0	84.0
Other segment expenses*	21.8	5.3	272.4	299.5		299.5
	$776.2	$1,253.0	$(339.6)	$1,689.6	$370.5	$2,060.1
Investment income						258.5
Income (loss) before income taxes	$776.2	$1,253.0	$(339.6)	$1,689.6	$370.5	$2,318.6

Depreciation and amortization	$273.6	$11.5	$18.5	$303.6	$314.6	$618.2

Expenditures for long-lived assets	$512.6	$14.7	$27.3	$554.6	$461.6	$1,016.2

* Other includes a $350.0 million charge in the first quarter of 2025 related to civil litigation in Europe (EC-related claims) which is discussed in Note M.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Three Months Ended September 30, 2024
	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$6,110.8	$1,675.8	$19.2	$7,805.8	$536.1	$8,341.9
Less intersegment	(83.8)	(18.2)		(102.0)		(102.0)
External Customers	$6,027.0	$1,657.6	$19.2	$7,703.8	$536.1	$8,239.9
Cost of sales and revenues	5,246.0	1,159.2	22.5	6,427.7		6,427.7
Research and development	87.5	27.4	.1	115.0		115.0
Selling, general and administrative	61.9	62.5	19.9	144.3	42.2	186.5
Interest and other borrowing expenses					188.4	188.4
Depreciation and other expenses					176.6	176.6
Provision for losses on receivables					22.4	22.4
Other segment expenses (income)	.8	1.8	(26.9)	(24.3)		(24.3)
	$630.8	$406.7	$3.6	$1,041.1	$106.5	$1,147.6
Investment income						108.7
Income before income taxes	$630.8	$406.7	$3.6	$1,041.1	$106.5	$1,256.3

Depreciation and amortization	$90.7	$2.2	$6.1	$99.0	$127.8	$226.8

Expenditures for long-lived assets	$156.7	$14.7	$9.3	$180.7	$187.5	$368.2

	Nine Months Ended September 30, 2024
	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$19,464.0	$5,056.2	$57.5	$24,577.7	$1,555.2	$26,132.9
Less intersegment	(318.2)	(58.4)		(376.6)		(376.6)
External Customers	$19,145.8	$4,997.8	$57.5	$24,201.1	$1,555.2	$25,756.3
Cost of sales and revenues	16,356.6	3,450.7	66.5	19,873.8		19,873.8
Research and development	255.4	81.7	.5	337.6		337.6
Selling, general and administrative	183.3	186.4	64.9	434.6	122.0	556.6
Interest and other borrowing expenses					520.9	520.9
Depreciation and other expenses					530.5	530.5
Provision for losses on receivables					50.2	50.2
Other segment expenses (income)	.8	2.7	(78.4)	(74.9)		(74.9)
	$2,349.7	$1,276.3	$4.0	$3,630.0	$331.6	$3,961.6
Investment income						290.0
Income before income taxes	$2,349.7	$1,276.3	$4.0	$3,630.0	$331.6	$4,251.6

Depreciation and amortization	$283.7	$10.9	$18.6	$313.2	$380.5	$693.7

Expenditures for long-lived assets	$508.0	$36.7	$32.9	$577.6	$627.5	$1,205.1

	September 30	December 31
Business Segment Data	2025	2024
Segment Assets:
Truck	$8,096.1	$7,563.3
Parts	2,312.7	2,097.0
Other	1,703.3	1,697.2
Cash and marketable securities	9,068.6	9,649.9
	21,180.7	21,007.4
Financial services	23,020.5	22,411.5
	$44,201.2	$43,418.9

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $58.7 at September 30, 2025.

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

At September 30, 2025, the notional amount of the Company’s interest-rate contracts was $4,026.1 with amounts expiring over the next 8.5 years. Notional maturities for all interest-rate contracts are $335.9 for the remainder of 2025, $1,125.3 for 2026, $862.3 for 2027, $749.6 for 2028, $507.6 for 2029, $445.4 for 2030 and thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At September 30, 2025, the notional amount of the outstanding foreign-exchange contracts was $1,733.6. Foreign-exchange contracts typically mature within one year.

Commodity Contracts: The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks. The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. At September 30, 2025, the notional amount of the outstanding commodity contracts was $7.4. Commodity contracts mature within one year.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the balance sheet classification, fair value, gross and pro forma net amounts of derivative financial instruments:

	September 30, 2025		December 31, 2024
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$44.9		$132.2
Deferred taxes and other liabilities		$118.5		$41.1
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	13.5		67.6
Accounts payable, accrued expenses and other		89.4		3.0
Financial Services:
Other assets			5.8
Deferred taxes and other liabilities		5.2
Commodity contracts:
Truck, Parts and Other:
Accounts payable, accrued expenses and other		.5
	$58.4	$213.6	$205.6	$44.1
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.2		$1.2
Accounts payable, accrued expenses and other		$1.2		$2.4
Financial Services:
Other assets	.1		.2
Deferred taxes and other liabilities				.2
	$.3	$1.2	$1.4	$2.6
Gross amounts recognized in Balance Sheets	$58.7	$214.8	$207.0	$46.7
Less amounts not offset in financial instruments:
Truck, Parts and Other:
Foreign-exchange contracts	$(.3)	$(.3)	$(.9)	$(.9)
Financial Services:
Interest-rate contracts	(20.0)	(20.0)	(11.4)	(11.4)
Pro forma net amount	$38.4	$194.5	$194.7	$34.4

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the amount of loss (gain) from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$1.1		$5.1
Cost of sales and revenues
Cash flow hedges		(12.2)		(23.0)
Derivatives not designated as hedging instruments		(1.3)		(1.7)
Interest and other (income) expenses, net
Cash flow hedges		10.8		41.0
Net investment hedges		(3.1)		(9.7)
Derivatives not designated as hedging instruments		(1.7)		6.1
		$(6.4)		$17.8
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$.5	$3.1	$176.0	$15.9
Fair value hedges	.5		1.9
Derivatives not designated as hedging instruments		(.7)		(.8)
	$1.0	$2.4	$177.9	$15.1
Total	$1.0	$(4.0)	$177.9	$32.9

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$(11.4)		$(2.2)
Cost of sales and revenues
Cash flow hedges		(3.9)		(28.8)
Derivatives not designated as hedging instruments		(.3)		(.1)
Interest and other (income) expenses, net
Cash flow hedges		4.2		6.7
Net investment hedges		(2.1)		(7.7)
Derivatives not designated as hedging instruments		(2.4)		(9.9)
		$(15.9)		$(42.0)
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$54.4	$4.0	$(12.5)	$(1.0)
Fair value hedges	2.1		7.2
Derivatives not designated as hedging instruments		6.7		8.9
	$56.5	$10.7	$(5.3)	$7.9
Total	$56.5	$(5.2)	$(5.3)	$(34.1)

The loss (gain) from commodity contracts recorded in Cost of sales and revenues was $(.6) and $(1.4) for the three and nine months ended September 30, 2025, respectively, and $3.7 and $9.6 for the three and nine months ended September 30, 2024, respectively.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	September 30	December 31
	2025	2024
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$576.6	$543.1
Cumulative basis adjustment increase (decrease) included in the carrying amount	6.8	(8.6)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $(.7) and $(2.9) as of September 30, 2025 and December 31, 2024, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts and commodity contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The Company elected to exclude the forward premium component (excluded component) on some foreign-exchange cash flow hedges and amortize the excluded component over the life of the derivative instruments. The amortization of the excluded component is recognized in Interest and other (income) expenses, net in Truck, Parts and Other segment and Interest and other borrowing expenses in Financial Services segment in the Consolidated Statements of Comprehensive Income. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 7.2 years.

The following table presents the pre-tax effects of (loss) gain on cash flow hedges recognized in other comprehensive income (loss) (OCI):

	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
	INTEREST-	FOREIGN-		INTEREST-	FOREIGN-
	RATE	EXCHANGE	COMMODITY	RATE	EXCHANGE	COMMODITY
(Loss) gain recognized in OCI:
Truck, Parts and Other		$3.4	$(1.1)		$(39.1)	$.3
Financial Services	$(1.9)	(3.1)		$(198.0)	(17.9)
	$(1.9)	$.3	$(1.1)	$(198.0)	$(57.0)	$.3

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
	INTEREST-	FOREIGN-		INTEREST-	FOREIGN-
	RATE	EXCHANGE	COMMODITY	RATE	EXCHANGE	COMMODITY
(Loss) gain recognized in OCI:
Truck, Parts and Other		$.1	$(.6)		$47.1	$(13.6)
Financial Services	$(54.9)	(4.6)		$26.7	.5
	$(54.9)	$(4.5)	$(.6)	$26.7	$47.6	$(13.6)

The amount of loss recorded in AOCI at September 30, 2025 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $36.6, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amount of gain (loss) reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil and $(.1) for the three and nine months ended September 30, 2025, respectively, and nil and $(2.8) for the same periods ended September 30, 2024.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At September 30, 2025, the notional amount of the outstanding net investment hedges was $638.1. For the three and nine months ended September 30, 2025, the pre-tax gain (loss) recognized in OCI for the net investment hedges was $4.9 and $(99.2), respectively, and $(18.2) and $(5.7) for the same periods ending September 30, 2024.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At September 30, 2025	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$335.9	$335.9
U.S. taxable municipal / non-U.S. provincial bonds		393.3	393.3
U.S. corporate securities		917.7	917.7
U.S. government securities	$301.2		301.2
Non-U.S. corporate securities		601.6	601.6
Non-U.S. government securities		204.1	204.1
Other debt securities		187.3	187.3
Total marketable debt securities	$301.2	$2,639.9	$2,941.1
Marketable equity securities	$5.4		$5.4
Total marketable securities	$306.6	$2,639.9	$2,946.5
Derivatives
Cross currency swaps		$29.6	$29.6
Interest-rate swaps		15.3	15.3
Foreign-exchange contracts		13.8	13.8
Total derivative assets		$58.7	$58.7
Liabilities:
Derivatives
Cross currency swaps		$109.7	$109.7
Interest-rate swaps		8.8	8.8
Foreign-exchange contracts		95.8	95.8
Commodity contracts		.5	.5
Total derivative liabilities		$214.8	$214.8

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2024	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$303.7	$303.7
U.S. taxable municipal / non-U.S. provincial bonds		380.1	380.1
U.S. corporate securities		864.2	864.2
U.S. government securities	$285.7		285.7
Non-U.S. corporate securities		608.1	608.1
Non-U.S. government securities		164.3	164.3
Other debt securities		166.4	166.4
Total marketable debt securities	$285.7	$2,486.8	$2,772.5
Marketable equity securities	$6.3		$6.3
Total marketable securities	$292.0	$2,486.8	$2,778.8
Derivatives
Cross currency swaps		$121.3	$121.3
Interest-rate swaps		10.9	10.9
Foreign-exchange contracts		74.8	74.8
Total derivative assets		$207.0	$207.0
Liabilities:
Derivatives
Cross currency swaps		$28.7	$28.7
Interest-rate swaps		12.4	12.4
Foreign-exchange contracts		5.6	5.6
Total derivative liabilities		$46.7	$46.7

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	September 30, 2025		December 31, 2024
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$9,771.3	$9,934.1	$8,900.6	$8,889.3
Liabilities:
Financial Services fixed rate debt	10,603.5	10,735.6	9,922.2	9,917.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension (income) expense for the Company’s defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Service cost	$24.0	$25.3	$71.4	$80.7
Interest on projected benefit obligation	36.4	34.4	108.3	101.4
Expected return on assets	(63.2)	(60.8)	(188.6)	(181.9)
Amortization of prior service costs	.3	.3	1.0	1.0
Recognized actuarial loss	.6	2.5	1.4	5.3
Net pension (income) expense	$(1.9)	$1.7	$(6.5)	$6.5

The components of net pension expense other than service cost are included in Interest and other (income) expenses, net on the Consolidated Statements of Comprehensive Income.

During the three and nine months ended September 30, 2025, the Company contributed $7.8 and $19.3 to its pension plans, respectively, and $2.5 and $34.7 for the three and nine months ended September 30, 2024, respectively.

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

Several European courts have issued judgments; some have been favorable while others have been unfavorable and have been appealed. The Company believes it has meritorious defenses to all pending legal claims. In the first quarter 2023, the Company recorded a pre-tax charge of $600.0 ($446.4 after-tax) for the estimable total cost. The Company has settled with the majority of claimants and continues to pursue appropriate resolutions. Due to ongoing settlement costs, the Company updated its estimate and recorded an additional pre-tax charge of $350.0 ($264.5 after-tax) for the total estimable remaining costs in Interest and other (income) expenses, net in the first quarter of 2025.

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

Third Quarter Financial Highlights:

•
Worldwide net sales and revenues were $6.67 billion in 2025 compared to $8.24 billion in 2024, primarily due to lower truck revenues, partially offset by higher parts and financial services revenues.
•
Truck sales were $4.38 billion in 2025 compared to $6.03 billion in 2024, due to lower truck deliveries, primarily in the U.S. and Canada and Mexico.
•
Parts sales were $1.72 billion in 2025 compared to $1.66 billion in 2024, reflecting higher sales in the U.S. and Canada and Europe.
•
Financial Services revenues were $565.3 million in 2025 compared to $536.1 million in 2024, primarily due to higher interest income driven by retail portfolio growth and higher portfolio yields.
•
Net income was $590.0 million ($1.12 per diluted share) in 2025 compared to $972.1 million ($1.85 per diluted share) in 2024.
•
Capital investments were $156.0 million in 2025 compared to $183.8 million in 2024.
•
Research and development (R&D) expenses were $111.0 million in 2025 compared to $115.0 million in 2024.

First Nine Months Financial Highlights:

•
Worldwide net sales and revenues were $21.62 billion in 2025 compared to $25.76 billion in 2024, primarily due to lower truck revenues, partially offset by higher parts and financial services revenues.
•
Truck sales were $14.85 billion in 2025, compared to $19.15 billion in 2024, due to lower truck deliveries in all major markets.
•
Parts sales were $5.14 billion in 2025 compared to $5.00 billion in 2024, reflecting higher sales in the U.S. and Canada.
•
Financial Services revenues were $1.64 billion in 2025 compared to $1.56 billion in 2024, primarily due to higher interest income driven by retail portfolio growth and higher portfolio yields.
•
Net income was $1.82 billion ($3.45 per diluted share) in 2025 compared to $3.29 billion ($6.25 per diluted share) in 2024. In 2025, adjusted net income (non-GAAP), excluding a $264.5 million after-tax charge related to civil litigation in Europe was $2.08 billion ($3.95 per diluted share). See Reconciliation of GAAP to Non-GAAP Financial Measures on page 52.
•
Capital investments were $549.0 million in 2025 compared to $567.7 million in 2024.
•
Research and development (R&D) expenses were $339.3 million in 2025 compared to $337.6 million in 2024.

PACCAR is finalizing construction of a new $92 million, 46,000 square-foot chassis frame painting facility which will increase capacity with robotic paint capabilities in Chillicothe, Ohio, to be opened in early 2026. PACCAR is also finalizing construction of a new $35 million, 50,000 square-foot engine remanufacturing facility in Columbus, Mississippi, to be opened in 2026. PACCAR will open a new 180,000 square-foot Parts Distribution Center (PDC) in Calgary, Canada, in 2026, to expedite parts delivery to dealers and customers in the region. In the third quarter 2025, Kenworth launched the T880S high horsepower vocational truck for heavy-haul, logging, and other high horsepower applications, featuring a set-forward front axle configuration to optimize weight distribution and bridge law compliance.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $23.02 billion. PFS issued $2.37 billion in medium-term notes during the first nine months of 2025 to support new business volume and market share growth and repay maturing debt.

Truck Outlook

Truck industry heavy-duty retail sales in the U.S. and Canada in 2025 are expected to be 230,000 to 245,000 units compared to 268,100 in 2024. Estimates for the U.S. and Canada truck industry heavy-duty retail sales in 2026 are in the range of 230,000 to 270,000 units. In Europe, 2025 truck industry registrations for over 16-tonne vehicles are expected to be 275,000 to 295,000 units compared to 316,100 in 2024. The European truck registrations in the above 16-tonne truck market for 2026 are projected to be in a range of 270,000 to 300,000 units. In South America, heavy-duty truck industry registrations in 2025 are projected to be 95,000 to 105,000 units compared to 119,000 in 2024, and in a similar range for 2026.

The Company's truck and parts products have been negatively affected since March 2025 by import tariffs imposed by the U.S. government and actions taken by other countries. While the Company has taken mitigating actions to reduce the impact, the ongoing impact from import tariffs on truck order intake and profit margins remains unfavorable. The recently announced clarification of the Section 232 tariffs on medium- and heavy-duty trucks, which imposes a 25% tariff on imported trucks, is positive for the Company. The Company manufactures over 90% of its trucks for U.S. customers in its Ohio, Texas, and Washington State factories. As tariff policy, including the expected U.S. Supreme Court ruling on the International Emergency Economic Power Acts (IEEPA) tariffs, brings clarity to the market in the coming months, the impact could benefit the Company.

Parts Outlook

In 2025, PACCAR Parts sales are expected to increase 2-4% compared to 2024, depending on the economic conditions, including the effect of ongoing tariff uncertainty. In 2026, PACCAR Parts sales are expected to increase from 2025 levels, depending on the economic conditions.

Financial Services Outlook

In 2025, average earning assets are expected to increase 5-6% compared to 2024. The used truck market has been improving, which is reflected in PFS’ quarterly results this year. If freight transportation conditions decline due to a weaker economy, then past due accounts, truck repossessions and credit losses would likely increase from the current levels and new business volume would likely decline. In 2026, average earning assets are expected to be comparable to 2025 levels.

Capital Investments and R&D Outlook

Capital investments in 2025 are expected to be $750 to $775 million and R&D is expected to be $450 to $465 million. In 2026, capital investments are projected to be $725 to $775 million and R&D is expected to be $450 to $500 million. PACCAR is investing in next generation clean diesel and alternative powertrains, integrated connected vehicle services, expanded manufacturing capabilities, and advanced driver assistance systems that create value for customers. In addition to the capital and R&D investments, the company plans to invest a total project amount of $600 to $900 million in its battery joint venture, Amplify Cell Technologies.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three and nine months ended September 30, 2025 and 2024 are presented below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions, except per share amounts)	2025	2024	2025	2024
Net sales and revenues:
Truck	$4,381.4	$6,027.0	$14,850.3	$19,145.8
Parts	1,724.6	1,657.6	5,135.4	4,997.8
Other	.5	19.2	(2.7)	57.5
Truck, Parts and Other	6,106.5	7,703.8	19,983.0	24,201.1
Financial Services	565.3	536.1	1,641.0	1,555.2
	$6,671.8	$8,239.9	$21,624.0	$25,756.3
Income before income taxes:
Truck	$102.5	$630.8	$776.2	$2,349.7
Parts	410.0	406.7	1,253.0	1,276.3
Other*	14.1	3.6	(339.6)	4.0
Truck, Parts and Other	526.6	1,041.1	1,689.6	3,630.0
Financial Services	126.2	106.5	370.5	331.6
Investment income	90.8	108.7	258.5	290.0
Income taxes	(153.6)	(284.2)	(499.7)	(961.6)
Net income	$590.0	$972.1	$1,818.9	$3,290.0
Diluted earnings per share	$1.12	$1.85	$3.45	$6.25
After-tax return on revenues	8.8%	11.8%	8.4%	12.8%
After-tax adjusted return on revenues (non-GAAP)**			9.6%

* In 2025, Other includes a $350.0 million charge related to civil litigation in Europe (EC-related claims) in the first quarter 2025.

** See Reconciliation of GAAP to Non-GAAP Financial Measures for 2025 on page 52.

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

2025 Compared to 2024:

Truck

The Company’s Truck segment accounted for 66% of revenues in the third quarter and 68% for the first nine months of 2025, compared to 73% in the third quarter and 74% for the first nine months of 2024.

The Company’s new truck deliveries are summarized below:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2025	2024	% CHANGE	2025	2024	% CHANGE
U.S. and Canada	17,100	25,900	(34)	62,300	84,100	(26)
Europe	10,100	10,000	1	31,100	33,100	(6)
Mexico, South America, Australia and other	4,700	9,000	(48)	17,900	24,200	(26)
Total units	31,900	44,900	(29)	111,300	141,400	(21)

Worldwide new truck deliveries decreased in the third quarter compared to the same period of 2024, reflecting lower deliveries in the U.S. and Canada and Brasil, partially offset by higher deliveries in Europe. New truck deliveries also decreased for the first nine months of 2025 compared to the same period of 2024, reflecting lower retail demand in all major markets.

Market share data discussed below is provided by third-party sources and is measured by either retail sales or registrations for the Company’s dealer network as a percentage of total retail sales or registrations depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In the first nine months of 2025, industry retail sales in the heavy-duty market in the U.S. and Canada were 180,300 units compared to 198,600 units in the same period of 2024. The Company’s heavy-duty truck retail market share was 30.3% in the first nine months of 2025 compared to 31.1% in the first nine months of 2024. The medium-duty market was 70,200 units in the first nine months of 2025 compared to 80,800 units in the same period of 2024. The Company’s medium-duty market share was 15.7% in the first nine months of 2025 compared to 17.2% in the first nine months of 2024.

The over 16‑tonne truck market in Europe in the first nine months of 2025 was 218,300 units compared to 239,800 units in the first nine months of 2024. DAF over 16‑tonne market share was 13.6% in the first nine months of 2025 compared to 14.0% in the same period of 2024. The 6 to 16‑tonne market in the first nine months of 2025 was 29,700 units compared to 38,900 units in the same period of 2024. DAF market share in the 6 to 16-tonne market in the first nine months of 2025 was 9.7% compared to 9.1% in the same period of 2024.

The over 16-tonne truck market in Brasil in the first nine months of 2025 was 63,900 units compared to 71,500 units in the same period of 2024. DAF Brasil market share for the first nine months of 2025 was 9.1% compared to 10.0% in the same period in 2024.

The Company’s worldwide truck net sales and revenues are summarized below:

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2025	2024	% CHANGE	2025	2024	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$2,545.9	$3,669.3	(31)	$9,057.1	$12,136.2	(25)
Europe	1,178.2	1,123.6	5	3,467.6	3,699.3	(6)
Mexico, South America, Australia and other	657.3	1,234.1	(47)	2,325.6	3,310.3	(30)
	$4,381.4	$6,027.0	(27)	$14,850.3	$19,145.8	(22)
Truck income before income taxes	$102.5	$630.8	(84)	$776.2	$2,349.7	(67)
Pre-tax return on revenues	2.3%	10.5%		5.2%	12.3%

The Company’s worldwide truck net sales and revenues in the third quarter decreased to $4.38 billion in 2025 from $6.03 billion in 2024. Revenues for the first nine months decreased to $14.85 billion in 2025 from $19.15 billion in 2024. The decrease in both periods was primarily due to lower truck unit deliveries in most major markets from lower retail demand, reflecting economic conditions as well as higher tariff costs resulting from current trade policies primarily in the U.S.

In the third quarter and first nine months of 2025, Truck segment income before taxes and pre-tax return on revenues decreased primarily due to lower truck unit deliveries and progressively lower price realization.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended September 30, 2025 and 2024 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended September 30, 2024	$6,027.0	$5,246.0	$781.0
(Decrease) increase
Truck sales volume	(1,637.2)	(1,394.0)	(243.2)
Average truck sales prices	(78.3)		(78.3)
Average material, labor and other direct costs		243.4	(243.4)
Factory overhead and other indirect costs		(58.1)	58.1
Extended warranties, operating leases and other	8.2	24.1	(15.9)
Currency translation	61.7	64.4	(2.7)
Total decrease	(1,645.6)	(1,120.2)	(525.4)
Three Months Ended September 30, 2025	$4,381.4	$4,125.8	$255.6

•
Truck sales volume decreased revenues by $1.64 billion and costs by $1.39 billion, primarily reflecting lower truck deliveries in the U.S. and Canada and Mexico, partially offset by higher deliveries in Europe.
•
Average truck sales prices decreased $78.3 million, primarily due to lower price realization, reflecting an increased competitive environment in all markets, partially offset by tariff price increases in the U.S.
•
Average truck costs increased $243.4 million, primarily reflecting higher tariff costs in the U.S. and higher regulatory and other truck content, partially offset by a higher mix of fleet trucks and lower product support cost.
•
Factory overhead and other indirect costs decreased $58.1 million, primarily due to lower labor costs, repair and maintenance costs and factory supplies from lower truck build rates.
•
Extended warranties, operating leases and other increased revenues by $8.2 million, primarily due to higher volume of extended warranty and R&M contracts. The increase in extended warranty, operating leases and other costs of $24.1 million reflects higher costs from extended warranty and R&M contracts and higher used truck costs.
•
The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro and the Brazilian real relative to the U.S. dollar, partially offset by the decline in the value of the Australian dollar and Canadian dollar relative to the U.S. dollar.
•
Truck gross margin was 5.8% in the third quarter of 2025 compared to 13.0% in the same period of 2024 due to the factors noted above.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the nine months ended September 30, 2025 and 2024 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Nine Months Ended September 30, 2024	$19,145.8	$16,356.6	$2,789.2
(Decrease) increase
Truck sales volume	(4,009.0)	(3,365.9)	(643.1)
Average truck sales prices	(346.8)		(346.8)
Average material, labor and other direct costs		681.8	(681.8)
Factory overhead and other indirect costs		(157.7)	157.7
Extended warranties, operating leases and other	43.6	77.5	(33.9)
Currency translation	16.7	37.8	(21.1)
Total decrease	(4,295.5)	(2,726.5)	(1,569.0)
Nine Months Ended September 30, 2025	$14,850.3	$13,630.1	$1,220.2
•
Truck sales volume decreased revenues by $4.01 billion and costs by $3.37 billion, primarily reflecting lower truck deliveries in all major markets.
•
Average truck sales prices decreased by $346.8 million, primarily due to lower price realization in the U.S. and Canada and Europe, reflecting an increased competitive environment, partially offset by tariff price increases in the U.S.
•
Average truck costs increased by $681.8 million, primarily reflecting higher regulatory and other truck content, increased tariff costs and product support accruals.
•
Factory overhead and other indirect costs decreased by $157.7 million, primarily due to lower labor costs, maintenance costs and factory supplies from lower truck build rates.
•
Extended warranties, operating leases and other increased revenues by $43.6 million due to higher volume of extended warranty and R&M contracts and higher dealer support services. The increase in extended warranty, operating leases and other cost of $77.5 million reflects higher volume of extended warranty contracts, higher used truck costs, primarily in Europe, and higher volume of R&M contracts.
•
The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar, partially offset by the decrease in value of the Brazilian real, Canadian dollar and the Australian dollar relative to the U.S. dollar.
•
Truck gross margin was 8.2% in the first nine months of 2025 compared to 14.6% in the same period of 2024 due to the factors noted above.

Truck SG&A expenses increased in the third quarter of 2025 to $63.3 million from $61.9 million in the same period of 2024, primarily due to higher sales and marketing expenses. For the first nine months of 2025, Truck SG&A decreased to $175.3 million from $183.3 million in the same period of 2024, primarily due to lower salaries and related expenses, lower professional fees and lower travel and entertainment expenses, partially offset by higher sales and marketing expenses. As a percentage of sales, Truck SG&A was 1.4% and 1.2% for the third quarter and first nine months of 2025, respectively, compared to 1.0% for the third quarter and first nine months of 2024.

Parts

The Company’s Parts segment accounted for 26% of revenues in the third quarter and 24% in the first nine months of 2025, compared to 20% for both the third quarter and first nine months of 2024.

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2025	2024	% CHANGE	2025	2024	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$1,191.8	$1,129.2	6	$3,565.9	$3,419.1	4
Europe	358.1	345.5	4	1,065.0	1,052.9	1
Mexico, South America, Australia and other	174.7	182.9	(4)	504.5	525.8	(4)
	$1,724.6	$1,657.6	4	$5,135.4	$4,997.8	3
Parts income before income taxes	$410.0	$406.7	1	$1,253.0	$1,276.3	(2)
Pre-tax return on revenues	23.8%	24.5%		24.4%	25.5%

The Company’s worldwide parts net sales and revenues for the third quarter increased to $1.72 billion in 2025 from $1.66 billion in 2024. For the first nine months, worldwide parts net sales and revenues increased to $5.14 billion in 2025 from $5.00 billion in 2024. The increase in both periods was primarily due to higher sales in the U.S. and Canada.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the three months ended September 30, 2025 and 2024 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended September 30, 2024	$1,657.6	$1,159.2	$498.4
(Decrease) increase
Aftermarket parts volume	(42.1)	(27.3)	(14.8)
Average aftermarket parts sales prices	91.0		91.0
Average aftermarket parts direct costs		61.8	(61.8)
Warehouse and other indirect costs		11.8	(11.8)
Currency translation	18.1	11.0	7.1
Total increase	67.0	57.3	9.7
Three Months Ended September 30, 2025	$1,724.6	$1,216.5	$508.1
•
Aftermarket parts sales volume decreased by $42.1 million and related cost of sales decreased by $27.3 million. The decrease in parts sales and costs primarily reflects lower sales volume in most major markets, primarily in Mexico, the U.S. and Canada and Europe.
•
Average aftermarket parts sales prices increased sales by $91.0 million, primarily due to price realization in all major markets as well as tariff cost increases in the U.S.
•
Average aftermarket parts direct costs increased $61.8 million due to higher material costs and higher tariff costs, primarily in the U.S.
•
Warehouse and other indirect costs increased $11.8 million, primarily due to higher indirect costs, including depreciation expense.
•
The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar.
•
Parts gross margins in the third quarter of 2025 decreased to 29.5% from 30.1% in the third quarter of 2024 due to the factors noted above.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the nine months ended September 30, 2025 and 2024 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Nine Months Ended September 30, 2024	$4,997.8	$3,450.7	$1,547.1
(Decrease) increase
Aftermarket parts volume	(83.8)	(43.3)	(40.5)
Average aftermarket parts sales prices	205.6		205.6
Average aftermarket parts direct costs		144.3	(144.3)
Warehouse and other indirect costs		34.1	(34.1)
Currency translation	15.8	6.9	8.9
Total increase (decrease)	137.6	142.0	(4.4)
Nine Months Ended September 30, 2025	$5,135.4	$3,592.7	$1,542.7

•
Aftermarket parts sales volume decreased by $83.8 million and related cost of sales decreased by $43.3 million. The decrease in parts sales and costs reflects lower sales volume in most markets, primarily Mexico, Europe and Brasil.
•
Average aftermarket parts sales prices increased sales by $205.6 million, primarily due to price realization in the U.S. and Canada as well as tariff cost increases in the U.S.
•
Average aftermarket parts direct costs increased $144.3 million due to higher material costs and higher tariff costs, primarily in the U.S.
•
Warehouse and other indirect costs increased $34.1 million, primarily due to higher indirect costs, including depreciation expense.
•
The currency translation effect on sales reflects an increase in the value of euro relative to the U.S. dollar, partially offset by a decrease in the value of the Brazilian real, Australian dollar and Canadian dollar relative to the U.S. dollar.
•
Parts gross margins in the first nine months of 2025 decreased to 30.0% from 31.0% in the first nine months of 2024 due to the factors noted above.

Parts SG&A expense increased in the third quarter of 2025 to $66.5 million from $62.5 million in the same period of 2024. For the first nine months, Parts SG&A increased to $192.0 million in 2025 from $186.4 million in the same period of 2024. The increase in both periods was primarily due to higher salaries and related expenses.

As a percentage of sales, Parts SG&A was 3.9% for the third quarter of 2025 and 3.8% for the same period of 2024, and 3.7% for the first nine months of both 2025 and 2024.

Financial Services

The Company’s Financial Services segment accounted for 8% of revenues in both the third quarter and for the first nine months of 2025, compared to 7% in the third quarter and 6% for the first nine months of 2024.

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in millions)	2025	2024	% CHANGE	2025	2024	% CHANGE
New loan and lease volume:
U.S. and Canada	$979.9	$1,079.0	(9)	$2,768.8	$2,973.7	(7)
Europe	283.6	336.7	(16)	919.8	881.0	4
Mexico, Australia, Brasil and other	430.1	595.9	(28)	1,367.7	1,592.2	(14)
	$1,693.6	$2,011.6	(16)	$5,056.3	$5,446.9	(7)
New loan and lease volume by product:
Loans and finance leases	$1,543.1	$1,811.1	(15)	$4,574.0	$4,794.0	(5)
Equipment on operating lease	150.5	200.5	(25)	482.3	652.9	(26)
	$1,693.6	$2,011.6	(16)	$5,056.3	$5,446.9	(7)
New loan and lease unit volume:
Loans and finance leases	10,310	13,110	(21)	31,610	33,510	(6)
Equipment on operating lease	1,270	1,720	(26)	4,400	5,310	(17)
	11,580	14,830	(22)	36,010	38,820	(7)
Average earning assets:
U.S. and Canada	$12,359.1	$11,621.0	6	$12,210.6	$10,974.1	11
Europe	4,076.8	4,084.0		4,009.7	4,260.3	(6)
Mexico, Australia, Brasil and other	5,099.0	4,595.3	11	4,978.4	4,443.8	12
	$21,534.9	$20,300.3	6	$21,198.7	$19,678.2	8
Average earning assets by product:
Loans and finance leases	$15,406.3	$13,908.0	11	$14,924.2	$13,568.5	10
Dealer wholesale financing	4,121.2	4,225.2	(2)	4,276.8	3,903.4	10
Equipment on lease and other	2,007.4	2,167.1	(7)	1,997.7	2,206.3	(9)
	$21,534.9	$20,300.3	6	$21,198.7	$19,678.2	8
Revenues:
U.S. and Canada	$229.8	$231.8	(1)	$696.2	$661.6	5
Europe	148.0	146.0	1	408.8	430.9	(5)
Mexico, Australia, Brasil and other	187.5	158.3	18	536.0	462.7	16
	$565.3	$536.1	5	$1,641.0	$1,555.2	6
Revenues by product:
Loans and finance leases	$293.0	$250.1	17	$835.5	$723.1	16
Dealer wholesale financing	74.5	84.8	(12)	232.6	233.2
Equipment on lease and other	197.8	201.2	(2)	572.9	598.9	(4)
	$565.3	$536.1	5	$1,641.0	$1,555.2	6
Income before income taxes	$126.2	$106.5	18	$370.5	$331.6	12

New loan and lease volume was $1.69 billion in the third quarter of 2025 compared to $2.01 billion in the third quarter of 2024, and for the first nine months of 2025 was $5.06 billion compared to $5.45 billion in the same period in 2024. The decrease in new loan and lease volume was primarily due to lower new loan and lease volume from lower retail sales of PACCAR trucks and currency translation effects, mostly offset by higher finance market share of new PACCAR truck sales. The decrease in equipment on operating lease volume is primarily due to lower market demand in the U.S., partially offset by higher demand in Europe and Australia.

In the third quarter of 2025, PFS finance market share of new PACCAR truck sales was 27.1% compared to 26.9% in the third quarter of 2024. In the first nine months of 2025, PFS finance market share of new PACCAR truck sales was 25.9% compared to 24.2% in the first nine months of 2024. The increase in the third quarter of 2025 and in the first nine months of 2025 reflects higher share in all markets.

In the third quarter of 2025, PFS revenues increased to $565.3 million from $536.1 million in the same period of 2024. In the first nine months of 2025, PFS revenues increased to $1.64 billion from $1.56 billion in the same period of 2024. The increase in both periods was primarily driven by portfolio growth in the U.S. and Canada, Mexico and Brasil.

PFS income before income taxes increased to $126.2 million in the third quarter of 2025 from $106.5 million in the same period of 2024. In the first nine months of 2025, PFS income before income taxes increased to $370.5 million from $331.6 million in the same period of 2024. The increase in both periods was primarily due to higher finance margins from a higher loan and finance lease portfolio, and higher lease margins from operating lease portfolio, partially offset by a higher provision for losses on receivables.

Included in Financial Services, Other assets on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $407.5 million at September 30, 2025 and $396.5 million at December 31, 2024. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees.

The Company recognized losses on used trucks, excluding repossessions, of $8.0 million in the third quarter of 2025 compared to $13.0 million in the third quarter of 2024, including $7.2 million of losses on multiple unit transactions in the third quarter of 2025 compared to $9.7 million in the third quarter of 2024. Used truck losses related to repossessions, which are recognized as credit losses, were $1.9 million for the third quarter of 2025 and $2.0 million the third quarter of 2024.

The Company recognized losses on used trucks, excluding repossessions, of $26.6 million in the first nine months of 2025 and $37.5 million in the first nine months of 2024, including losses on multiple unit transactions of $28.2 million in the first nine months of 2025 compared to $27.7 million in the first nine months of 2024. Used truck losses related to repossessions, which are recognized as credit losses, were $8.5 million for the first nine months of 2025 and $8.0 million first nine months of 2024.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the three months ended September 30, 2025 and 2024 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended September 30, 2024	$334.9	$188.4	$146.5
Increase (decrease)
Average finance receivables	23.0		23.0
Average debt balances		6.1	(6.1)
Yields	6.4		6.4
Borrowing rates		4.5	(4.5)
Currency translation and other	3.2	2.0	1.2
Total increase	32.6	12.6	20.0
Three Months Ended September 30, 2025	$367.5	$201.0	$166.5
•
Average finance receivables increased $1.22 billion (excluding foreign exchange effects), increasing interest and fees by $23.0 million in the third quarter of 2025, primarily due to higher average loan and finance lease balances in the U.S. and Canada, Brasil and Mexico.
•
Average debt balances increased $472.2 million (excluding foreign exchange effects), increasing interest and other borrowing costs by $6.1 million in the third quarter of 2025, reflecting higher funding requirements for the portfolio from growth in loans and finance leases receivables.
•
Higher portfolio yields (7.5% in 2025 compared to 7.4% in 2024) increased interest and fees by $6.4 million. The higher portfolio yields were primarily due to higher market rates on new portfolio assets, primarily in the U.S. and Brasil.

•
Higher borrowing rates (5.1% in 2025 compared to 4.9% in 2024) increased interest and other borrowing expenses by $4.5 million and were primarily due to higher debt market rates in all markets except Canada.
•
The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro, the Mexican peso and Brazilian real.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the nine months ended September 30, 2025 and 2024 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Nine Months Ended September 30, 2024	$956.3	$520.9	$435.4
Increase (decrease)
Average finance receivables	111.1		111.1
Average debt balances		48.8	(48.8)
Yields	27.0		27.0
Borrowing rates		35.4	(35.4)
Currency translation and other	(26.3)	(13.2)	(13.1)
Total increase	111.8	71.0	40.8
Nine Months Ended September 30, 2025	$1,068.1	$591.9	$476.2
•
Average finance receivables increased $1.97 billion (excluding foreign exchange effects), increasing interest and fees by $111.1 million in the first nine months of 2025, reflecting higher average loan, finance lease and dealer wholesale balances in the U.S. and Canada, Brasil and Mexico.
•
Average debt balances increased $1.18 billion (excluding foreign exchange effects), increasing interest and other borrowing expenses by $48.8 million in the first nine months of 2025, reflecting higher funding requirements for the portfolio from growth in loans, finance leases and dealer wholesale receivables.
•
Higher portfolio yields (7.4% in 2025 compared to 7.3% in 2024) increased interest and fees by $27.0 million. The higher portfolio yields were primarily due to higher market rates on new portfolio assets, primarily in the U.S. and Brasil.
•
Higher borrowing rates (5.1% in 2025 compared to 4.7% in 2024) increased interest and other borrowing expenses by $35.4 million, primarily due to higher debt market rates in all markets except Canada.
•
The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and Brazilian real.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2025	2024	2025	2024
Operating lease and rental revenues	$160.8	$168.4	$477.9	$513.4
Used truck sales	27.1	25.0	68.0	63.1
Insurance, franchise and other revenues	9.9	7.8	27.0	22.4
Operating lease, rental and other revenues	$197.8	$201.2	$572.9	$598.9

Depreciation of operating lease equipment	$115.5	$132.5	$350.2	$407.8
Vehicle operating expenses	17.5	16.4	51.6	51.0
Cost of used truck sales	27.4	25.6	69.1	65.9
Insurance, franchise and other expenses	1.3	2.1	5.4	5.8
Depreciation and other expenses	$161.7	$176.6	$476.3	$530.5

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended September 30, 2025 and 2024 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended September 30, 2024	$201.2	$176.6	$24.6
Increase (decrease)
Used truck sales	.4	.1	.3
Results on returned lease assets		(4.5)	4.5
Average operating lease assets	(27.3)	(22.4)	(4.9)
Revenue and cost per asset	15.2	6.6	8.6
Currency translation and other	8.3	5.3	3.0
Total (decrease) increase	(3.4)	(14.9)	11.5
Three Months Ended September 30, 2025	$197.8	$161.7	$36.1

•
Used truck sales from used trucks received on trade increased revenues by $.4 million and increased related depreciation and other expenses by $.1 million, primarily reflecting improved used truck market prices.
•
Results on returned lease assets decreased depreciation and other expenses by $4.5 million.
•
Average operating lease assets decreased $217.9 million (excluding foreign exchange effects), which decreased revenues by $27.3 million and related depreciation and other expenses by $22.4 million.
•
Revenue per asset increased $15.2 million primarily due to higher average truck values financed and higher yield. Cost per asset increased $6.6 million due to higher depreciation and operating expenses, mainly in Europe.
•
The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the nine months ended September 30, 2025 and 2024 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Nine Months Ended September 30, 2024	$598.9	$530.5	$68.4
Increase (decrease)
Used truck sales	2.7	1.0	1.7
Results on returned lease assets		(8.9)	8.9
Average operating lease assets	(82.6)	(68.5)	(14.1)
Revenue and cost per asset	54.2	21.0	33.2
Currency translation and other	(.3)	1.2	(1.5)
Total (decrease) increase	(26.0)	(54.2)	28.2
Nine Months Ended September 30, 2025	$572.9	$476.3	$96.6

•
Used truck sales from used truck received on trade increased revenues by $2.7 million and related depreciation and other expenses by $1.0 million, primarily reflecting improved used truck market prices.
•
Results on returned lease assets decreased depreciation and other expenses by $8.9 million.
•
Average operating lease assets decreased $233.9 million (excluding foreign exchange effects), which decreased revenues by $82.6 million and related depreciation and other expenses by $68.5 million.
•
Revenue per asset increased $54.2 million primarily due to higher average truck values financed. Cost per asset increased $21.0 million due to higher depreciation and operating expenses, mainly in Europe and Mexico.
•
The currency translation effects reflect the changes in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and the euro.

Financial Services SG&A for the third quarter of 2025 decreased to $39.9 million from $42.2 million in the third quarter of 2024. For the first nine months, Financial Services SG&A decreased to $118.3 million in 2025 from $122.0 million in 2024. The decrease in both periods was primarily due to lower professional fees, travel and entertainment expenses and favorable foreign currency translation effects, primarily the Mexican peso.

As an annualized percentage of average earning assets, Financial Services SG&A was .7% for both the third quarter and first nine months of 2025 and .8% for the same periods in 2024.

The following table summarizes the provision for losses on receivables and net charge-offs:

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$15.7	$5.5	$37.8	$36.4
Europe	2.5	2.5	7.4	7.7
Mexico, Australia, Brasil and other	18.3	6.2	38.8	16.0
	$36.5	$14.2	$84.0	$60.1

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$10.7	$5.5	$26.8	$15.8
Europe	7.3	6.1	12.6	11.1
Mexico, Australia, Brasil and other	4.4	1.8	10.8	5.8
	$22.4	$13.4	$50.2	$32.7

The provision for losses on receivables was $36.5 million in the third quarter of 2025 compared to $22.4 million in 2024, and in the first nine months, the provision for losses on receivables was $84.0 million in 2025 compared to $50.2 million in 2024. The increase in provision for losses in the third quarter and first nine months of 2025 compared to 2024 was primarily driven by an increase in 30+ days past due accounts, primarily in Brasil and the U.S., retail portfolio growth in North America and Brasil, and higher expected losses. The increase in charge-offs in the U.S. and Canada reflected a soft truckload market and included several large fleet customers, which were provisioned for previously. The higher charge-offs in both periods also reflected higher average loss severity in all markets, primarily due to normalizing used truck market values when compared to previous periods.

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

The post-modification balances of accounts modified during the nine months ended September 30, 2025 and 2024 are summarized below:

	2025		2024
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$241.0	2.1%	$324.3	3.0%
Insignificant delay	235.1	2.0%	167.5	1.6%
Credit	250.1	2.2%	189.0	1.7%
	$726.2	6.3%	$680.8	6.3%

* Amortized cost basis immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

Modification activity was $726.2 million in the first nine months of 2025 and $680.8 million in the same period of 2024. The decrease in modifications for Commercial reasons primarily reflects lower volumes of refinancing, primarily in the U.S. The increase in Insignificant delay modifications primarily reflects an increase in customers requesting payment relief for up to three months, primarily in the U.S. The increase in Credit modifications for customers in financial difficulty reflects higher volumes of contract modifications in Brasil and Mexico mostly offset by lower volume of contract modifications in the U.S.

The following table summarizes the Company’s 30+ days past due accounts:

	September 30 2025	December 31 2024	September 30 2024
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	1.8%	1.2%	1.1%
Europe	1.0%	.8%	.9%
Mexico, Australia, Brasil and other	3.5%	2.0%	1.6%
Worldwide	2.1%	1.3%	1.2%

Accounts 30+ days past due was 2.1% at September 30, 2025 compared to 1.3% at December 31, 2024 and 1.2% at September 30, 2024. The increased percentage of past due accounts as of September 30, 2025 compared to December 31, 2024 is primarily due to higher past due accounts in the U.S., Brasil and Mexico. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $63.4 million of accounts worldwide during the third quarter of 2025, $40.7 million during the fourth quarter of 2024 and $18.5 million during the third quarter of 2024 that were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	September 30 2025	December 31 2024	September 30 2024
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	2.2%	1.4%	1.2%
Europe	1.0%	.8%	.9%
Mexico, Australia, Brasil and other	4.2%	2.6%	2.0%
Worldwide	2.5%	1.6%	1.3%

The Company typically requires customers to pay current before granting modifications. The increase in pro forma percentage of retail loan and lease accounts 30+ days past due at September 30, 2025 for U.S. and Canada was primarily due to a modification granted to one large fleet customer in financial difficulty in the U.S. The increase in pro forma percentage of retail loan and lease accounts 30+ days past due at for Mexico, Australia, Brasil and other was primarily due to accounts modified in Mexico and Brasil.

A contract modification that improves the past due status generally reduces the probability of default. The effect of modifications is included in the Company’s historical loss information used to determine the allowance for credit losses. Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at September 30, 2025, December 31, 2024 and September 30, 2024. For certain modifications to customers experiencing financial difficulties that are at-risk at September 30, 2025, December 31, 2024, and September 30, 2024, the allowance for credit losses is based on the value of the underlying collateral or a discounted cash flow analysis.

The Company’s annualized pre-tax return on average assets for Financial Services was 2.2% for the third quarter of 2025 and 1.9% for the third quarter of 2024 and was 2.2% for the first nine months of 2025 and 2.1% for the first nine months of 2024.

Other

Included in Other is sales, income and expenses not attributable to a reportable segment, as well as the Company's industrial winch manufacturing business through October 31, 2024. Other also includes non-service cost components of pension expense and a portion of corporate expense. Other sales represent less than 1% of consolidated net sales and revenues for both the third quarter and first nine months of 2025 and 2024. Other SG&A decreased to $10.5 million for the third quarter of 2025 from $19.9 million for the third quarter of 2024. Other SG&A decreased to $55.5 million for the first nine months of 2025 from $64.9 million for same period of 2024. The decrease in both periods was primarily due to lower salaries and related expenses.

For the third quarter of 2025, Other income before income taxes was $14.1 million compared to $3.6 million in 2024. For the first nine months of 2025, Other (loss) income before tax was $(339.6) million compared to $4.0 million in the same period of 2024, primarily due to the EC-related charge in the first quarter of 2025, which is discussed in Note M of the consolidated financial statements.

Investment income for the third quarter decreased to $90.8 million in 2025 compared to $108.7 million in 2024. For the first nine months, investment income decreased to $258.5 million in 2025 from $290.0 million in 2024. The decrease in both periods is primarily due to lower investment yields from lower market interest rates in the U.S. and Europe, partially offset by an increase in average investment balance, primarily in the U.S.

Income Taxes

The effective tax rate for the third quarter of 2025 was 20.7% compared to 22.6% for the third quarter of 2024, primarily reflecting higher U.S. Federal R&D tax credits. The effective tax rate for the first nine months of 2025 was 21.6% compared to 22.6% for the first nine months of 2024. Excluding the $350.0 million EC charge and its associated tax benefit, the adjusted year-to-date effective tax rate for 2025 was 21.9%.

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2025	2024	2025	2024
Domestic income before taxes	$453.3	$786.9	$1,706.0	$2,783.1
Foreign income before taxes	290.3	469.4	612.6	1,468.5
Total income before taxes	$743.6	$1,256.3	$2,318.6	$4,251.6
Domestic pre-tax return on revenues	12.4%	16.9%	13.9%	18.8%
Foreign pre-tax return on revenues	9.6%	13.1%	6.5%	13.4%
Total pre-tax return on revenues	11.1%	15.2%	10.7%	16.5%

For the third quarter and first nine months of 2025, domestic income before income taxes decreased primarily due to lower Truck operation results. For the third quarter of 2025, foreign income before income taxes decreased primarily due to lower Truck operation results in Mexico and Brasil. For the first nine months of 2025, foreign income before taxes included the EC-related charge of $350.0 million in the first quarter 2025, which also reduced foreign pre-tax return on revenues. For the third quarter and first nine months of 2025, total pre-tax return on revenues decreased, reflecting lower returns in Truck operations.

LIQUIDITY AND CAPITAL RESOURCES:

	September 30	December 31
($ in millions)	2025	2024
Cash and cash equivalents	$6,303.9	$7,060.8
Marketable securities	2,946.5	2,778.8
	$9,250.4	$9,839.6

The Company’s total cash and marketable securities at September 30, 2025 decreased by $589.2 million from the balances at December 31, 2024. Total cash and marketable securities are primarily intended to provide liquidity while preserving capital.

The change in cash and cash equivalents is summarized below:

($ in millions)
Nine Months Ended September 30,	2025	2024
Operating activities:
Net income	$1,818.9	$3,290.0
Net income items not affecting cash	1,064.4	725.3
Changes in operating assets and liabilities, net	388.2	(820.1)
Net cash provided by operating activities	3,271.5	3,195.2
Net cash used in investing activities	(1,513.4)	(2,755.3)
Net cash used in financing activities	(2,687.8)	(766.4)
Effect of exchange rate changes on cash and cash equivalents	172.8	(6.0)
Net decrease in cash and cash equivalents	(756.9)	(332.5)
Cash and cash equivalents at beginning of period	7,060.8	7,181.7
Cash and cash equivalents at end of period	$6,303.9	$6,849.2

Operating activities: Cash provided by operations increased by $76.3 million to $3,271.5 million in the first nine months of 2025 from $3,195.2 million in 2024. The increased operating cash flow reflects lower net income by $1,471.1 million more than offset by higher cash provided from net income items not affecting cash of $339.1 million, primarily deferred income taxes, and higher cash provided from net changes in operating assets and liabilities of $1,208.3 million. The net changes in operating assets and liabilities are mainly due to higher cash provided by net changes in operating assets, primarily wholesale receivables on new trucks in the Financial Services segment of $1,552.3 million, inventory of $276.0 million, partially offset by a net decrease in accounts payable and accruals of $656.9 million.

Investing activities: Cash used in investing activities decreased by $1,241.9 million to $1,513.4 million in the first nine months of 2025 from $2,755.3 million in 2024. The decrease in net cash used in investing activities reflects lower net purchases of marketable securities of $557.4 million, lower originations on retail loans and financing leases, net of collections, of $515.7 million, and lower acquisition of equipment for operating leases of $170.2 million, partially offset by a net increase in wholesale receivables on equipment of $110.3 million.

Financing activities: Cash used in financing activities was $2,687.8 million for the first nine months of 2025, $1,921.4 million higher than the $766.4 million used in 2024, reflecting higher net borrowing activity and slightly lower cash dividends. Cash used in net borrowing activities was $590.0 million in 2025, $1,913.9 million lower than the cash provided by net borrowing activities of $1,323.9 million in 2024. In the first nine months of 2025, the Company paid $2.09 billion in dividends compared to $2.13 billion in 2024.

The effect of exchange rate changes on cash increased cash and cash equivalents by $172.8 million in the first nine months of 2025, reflecting an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro, Brazilian real, the Australian dollar and the British pound. In the first nine months of 2024, a decrease in the value of foreign currencies relative to the U.S. dollar, decreased cash and cash equivalents by $6.0 million.

Credit Lines and Other

The Company has line of credit arrangements of $5.69 billion, of which $5.26 billion were unused at September 30, 2025. Included in these arrangements are $4.00 billion of committed bank facilities, of which $1.50 billion expires in June 2026, $1.25 billion expires in June 2028 and $1.25 billion expires in June 2030. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the nine months ended September 30, 2025.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of September 30, 2025, the Company has repurchased $128.4 million of shares under this plan. There were no share repurchases made under this plan during the third quarter of 2025.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in the first nine months of 2025 were $542.3 million compared to $562.8 million for the same period of 2024. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $9.01 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2025, total capital investments for PACCAR are expected to be $750 to $775 million and R&D is expected to be $450 to $465 million. In 2026, capital investments are expected to be $725 to $775 million and R&D is expected to be $450 to $500 million. PACCAR is investing in next generation clean diesel and alternative powertrains, integrated connected vehicle services, expanded manufacturing capabilities, and advanced driver assistance systems that create value for customers. In addition to the capital and R&D investments, the company plans to invest a total project amount of $600 to $900 million in its battery joint venture, Amplify Cell Technologies.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The most significant impacts to the Company of the OBBBA are the immediate expensing of domestic Research and Development expenditures and the permanent reinstatement of bonus depreciation for qualifying properties. The impact to the Company is the payment deferral of a significant portion of current federal income taxes and will have an immaterial impact to the Company's Consolidated Statements of Comprehensive Income.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2024, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of September 30, 2025 was $7.60 billion. The registration expires in November 2027 and does not limit the principal amount of debt securities that may be issued during that period.

As of September 30, 2025, the Company’s European finance subsidiary, PACCAR Financial Europe, had €550.0 million available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program renews annually and expires in May 2026.

In August 2021, PACCAR Financial Mexico registered a 10.00 billion Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5.00 billion Mexican pesos. At September 30, 2025, 5.80 billion Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL Australia), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL Australia as of September 30, 2025 was 900.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. There were no borrowings under this program as of September 30, 2025.

The Company’s Brazilian subsidiary, Banco PACCAR S.A., established a lending program in December 2021 with the local development bank, Banco Nacional de Desenvolvimento Economico e Social (BNDES) for qualified customers to receive preferential conditions and generally market interest rates. The program is limited to 2.61 billion Brazilian reais and has 1.00 billion Brazilian reais outstanding as of September 30, 2025. The Brazilian subsidiary also established a Letra Financeira (LF) program in May 2024 and the program does not limit the principal amount of debt securities that may be issued under the program. A total of 500.0 million Brazilian reais medium-term notes were outstanding as of September 30, 2025.

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

Reconciliations from the most directly comparable GAAP measures to adjusted net income (non-GAAP) and adjusted net income per diluted shares (non-GAAP) are as follows:

Nine Months Ended
($ in millions, except per share amounts)	September 30, 2025
Net income	$1,818.9
EC-related claims, net of taxes	264.5
Adjusted net income (non-GAAP)	$2,083.4
Per diluted share
Net income	$3.45
EC-related claims, net of taxes	.50
Adjusted net income (non-GAAP)	$3.95
After-tax return on revenues	8.4%
EC-related claims, net of taxes	1.2%
After-tax adjusted return on revenues (non-GAAP) *	9.6%
Tax rate
Effective tax rate	21.6%
EC-related claims	.3%
Adjusted effective tax rate (non-GAAP) **	21.9%
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended September 30, 2025. For additional information, refer to Item 7A as presented in the 2024 Annual Report on Form 10‑K.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2024 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended September 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

For Items 2(a) and (b), there was no reportable information for the three months ended September 30, 2025.

(c)
Issuer purchases of equity securities.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of September 30, 2025, the Company has repurchased $128.4 million of shares under this plan. There were no repurchases made under this plan during the third quarter of 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
(i)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 17, 2024	10-Q	October 30, 2024	4(h)	001-14817

(j)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated May 8, 2025	10-Q	July 31, 2025	4(j)	001-14817

(k)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(j)	001-14817

(10)	Material Contracts:

(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 10, 2012	10(b)	001-14817

(c)	Third Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	10-Q	May 2, 2024	10(d)	001-14817

(d)	Form of Deferred Restricted Stock Unit Grant Agreement for Non-Employee Directors	10-Q	July 31, 2024	10(e)	001-14817

(e)	Form of Restricted Stock Grant Agreement for Non-Employee Directors	10-Q	July 31, 2024	10(f)	001-14817

(f)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	10-K	February 19, 2020	10(g)	001-14817

(g)	PACCAR Inc Long Term Incentive Plan	10-K	February 22, 2023	10(h)	001-14817

(h)	PACCAR Inc Long Term Incentive Plan, Form of Stock Option Agreement	10-K	February 19, 2025	10(h)	001-14817

(i)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	10-K	February 21, 2019	10(m)	001-14817

(j)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Unit Agreement	10-K	February 21, 2019	10(n)	001-14817

(k)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document*

(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	October 30, 2025	By	/s/ B. J. Poplawski
B. J. Poplawski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)