Form 10-K
period 2025-12-31
PACCAR INC
filed 2026-02-18
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the voting stock held by non-affiliates of the registrant was $49.01 billion.

As of January 31, 2026, there were 525,894,443 shares of common stock, $1 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on April 28, 2026 are incorporated by reference into Part III of this Form 10-K.

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

TRUCKS

PACCAR’s trucks are marketed under the Kenworth, Peterbilt and DAF nameplates. These trucks, which are built in three plants in the United States, three in Europe and one each in Australia, Brasil, Canada and Mexico, are used worldwide for over-the-road and off-highway hauling of commercial and consumer goods. The Company also designs and manufactures diesel engines, primarily for use in the Company’s trucks, at its facilities in Columbus, Mississippi; Eindhoven, the Netherlands and Ponta Grossa, Brasil. PACCAR competes in the North American Class 8 market, primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Chillicothe, Ohio; Denton, Texas; Renton, Washington; Mexicali, Mexico and Ste. Therese, Canada. PACCAR also competes in the North American Class 6 to 7 markets primarily with Kenworth and Peterbilt conventional models. These trucks are assembled at facilities in Ste. Therese, Canada; Chillicothe, Ohio; Denton, Texas and Mexicali, Mexico. PACCAR competes in the European light/medium market with DAF COE trucks assembled in the United Kingdom (U.K.) by Leyland, one of PACCAR’s wholly owned subsidiaries, and participates in the European heavy market with DAF COE trucks assembled in the Netherlands and the U.K. PACCAR competes in the Brazilian heavy truck market with DAF COE models assembled in Ponta Grossa in the state of Paraná, Brasil. PACCAR competes in the Australian medium and heavy truck markets with Kenworth conventional and COE models and certain DAF COE models assembled at its facility at Bayswater in the state of Victoria, Australia, and DAF COE models primarily assembled in the U.K. Commercial truck manufacturing comprises the largest segment of PACCAR’s business and accounted for 68% of total 2025 net sales and revenues.

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

The Company’s trucks have a reputation for high quality products, most of which are ordered by dealers according to customer specifications. Some units are ordered by dealers for stocking to meet the needs of certain customers who require immediate delivery or for customers that require the chassis to be fitted with specialized bodies. For a significant portion of the Company’s truck operations, major components, such as engines, transmissions and axles, as well as a substantial percentage of other components, are purchased from component manufacturers pursuant to PACCAR and customer specifications. DAF, which is more vertically integrated, manufactures PACCAR engines and axles and a higher percentage of other components for its heavy truck models. The Company also manufactures engines at its Columbus, Mississippi facility. In 2025, the Company installed PACCAR engines in approximately 29% of the Company’s Kenworth and Peterbilt heavy-duty trucks in the U.S. and Canada and substantially all of the DAF heavy-duty trucks sold throughout the world. Engines not manufactured by the Company are purchased from Cummins Inc. (Cummins). The Company purchased a significant portion of its transmissions from Eaton Corporation Plc. (Eaton) and ZF Friedrichshafen AG (ZF). The Company also purchased a significant portion of North America stampings used for cabs from Magna International Inc. (Magna). The Company has long-term agreements with Cummins, Eaton, ZF and Magna to provide for continuity of supply. A loss of supply from Cummins, Eaton, ZF or Magna, and the resulting interruption in the production of trucks, would have a material effect on the Company’s results. Purchased materials and parts include raw materials, partially processed materials, such as castings, and finished components manufactured by independent suppliers. The Company and its suppliers rely on semiconductors as an essential component in the production of its trucks and aftermarket parts. The Company and its suppliers source semiconductors from various suppliers. Raw materials, partially processed materials and finished components typically make up approximately 85% of the cost of new trucks. The value of finished truck components manufactured by independent suppliers is lower in Europe due to a higher level of vertical integration as compared to North America. In addition to materials, the Company’s cost of sales includes labor and factory overhead, vehicle delivery and warranty. Accordingly, except for certain factory overhead costs such as facilities depreciation, property taxes and utilities, the Company’s cost of sales are highly correlated to sales.

The Company’s DAF subsidiary purchases fully assembled cabs from a competitor, Renault V.I., for its European light-, medium-duty product line pursuant to a joint product development and long-term supply contract. Sales of trucks manufactured with these cabs amounted to approximately 2% of consolidated revenues in 2025. A short-term loss of supply, and the resulting interruption in the production of these trucks, would not have a material effect on the Company’s results of operations. However, a loss of supply for an extended period of time would require the Company to either contract for an alternative source of supply or to manufacture cabs itself.

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

There are four principal competitors in the U.S. and Canada commercial truck market. The Company’s share of the U.S. and Canadian Class 8 market was 29.9% of retail sales in 2025, and the Company’s medium-duty market share was 15.9%. In Europe, there are six principal competitors in the commercial truck market, including parent companies to the four competitors of the Company in the U.S. In 2025, DAF had a 13.5% share of the European heavy-duty market and a 9.7% share of the light/medium-duty market. These markets are highly competitive in price, quality and service. PACCAR is not dependent on any single customer for its sales. There are no significant seasonal variations in sales.

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

The Company had a total production backlog of $4.9 billion at the end of 2025. Within this backlog, orders scheduled for delivery within three months (90 days) are considered to be firm. The 90‑day backlog approximated $2.6 billion at December 31, 2025, $3.8 billion at December 31, 2024 and $7.6 billion at December 31, 2023. Production of the year-end 2025 backlog is expected to be substantially completed during 2026.

PARTS

The Parts segment includes the distribution of aftermarket parts for trucks and related commercial vehicles to over 2,000 Kenworth, Peterbilt and DAF dealers and more than 350 TRP, PACCAR's aftermarket parts brand, stores in 99 countries around the world. Aftermarket truck parts are sold and delivered to the Company’s independent dealers through the Company’s 21 strategically located parts distribution centers (PDCs) in the U.S., Canada, Europe, Australia, Mexico and Central and South America. Parts are primarily purchased from various suppliers and also manufactured by the Company. Aftermarket parts inventory levels are determined largely by anticipated customer demand and the need for timely delivery. The Parts segment accounted for 24% of total 2025 net sales and revenues.

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

FINANCIAL SERVICES

PACCAR Financial Services (PFS) operates in 26 countries in North America, Europe, Australia and South America through wholly owned finance companies operating under the PACCAR Financial trade name. PFS also conducts full-service leasing operations through operating divisions or wholly owned subsidiaries in North America, Germany and Australia under the PacLease trade name. Selected dealers in North America and Australia are franchised to provide full-service leasing. PFS provides its franchisees with equipment financing and administrative support. PFS also operates its own full-service lease outlets. PFS’s retail loan and lease customers consist of small, medium and large commercial trucking companies, independent owner/operators and other businesses and acquire their PACCAR trucks principally from independent PACCAR dealers. PFS accounted for 8% of total net sales and revenues and 51% of total assets in 2025.

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

OTHER BUSINESSES

Other businesses included the manufacturing of industrial winches in two U.S. plants and marketing them under the BRADEN, CARCO and Gearmatic nameplates through October 31, 2024. Sales of industrial winches were less than 1% of total net sales and revenues in 2024 and 2023.

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

The Company designs and manufactures engines for use in PACCAR vehicles worldwide. The Company’s operations and products are subject to extensive statutory and regulatory requirements governing greenhouse gas, non-greenhouse gas emissions and batteries. These include standards imposed by the U.S. Environmental Protection Agency (EPA), the European Union, U.S. state regulatory agencies (such as the California Air Resources Board), regulatory agencies in other international markets where the Company operates, and international accords related to climate change including the Paris Agreement. The primary laws and regulations are the EPA’s Greenhouse Gas Emissions Standards and Fuel Efficiency Standards for Medium and Heavy-Duty Engines and Vehicles, EPA’s Low NOx Rule, the Regulation of the European Parliament and of the Council on the Monitoring and Reporting of CO2 Emissions from Fuel Consumption of New Heavy-Duty Vehicles, and the Heavy-Duty Omnibus Regulation and, subject to pending litigation, the Advanced Clean Truck (ACT) regulation of the California Air Resources Board.

The Company continually monitors developments in emissions and climate change-related laws and regulations in the markets in which the Company conducts business. The Company will continue to fund capital and research and development (R&D) projects to meet future emissions and certification requirements through the introduction of new technologies into our products, engines and exhaust after-treatment systems.

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

HUMAN CAPITAL MANAGEMENT

PACCAR is committed to a strong and collaborative culture and the Company’s excellent financial results reflect its outstanding workforce. The Company provides its employees with robust benefit packages, comprehensive training programs, tuition assistance and a work environment that promotes safety and respect. The Company is also embedding artificial intelligence (AI) across its business to drive innovation, profitable growth and enhanced performance for PACCAR’s customers.

On December 31, 2025, the Company had approximately 25,900 employees. Approximately 40% were U.S. employees.

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

Innovative Products - A key element of PACCAR’s environmental strategy is to offer our customers commercial vehicles that reduce environmental impacts. The Company invests in technologies that reduce greenhouse gas emissions such as highly fuel-efficient diesel engines, biofuel engines, as well as next generation electric and hybrid powertrains and battery cell and pack technology. To develop these industry-leading products and technologies, PACCAR makes significant research and development and capital investments every year.

PACCAR’s Zero Emissions Trucks - PACCAR’s research and development efforts include demonstration and development projects for Kenworth, Peterbilt and DAF vehicles, including battery-electric, hydrogen combustion and hybrid technologies. PACCAR is currently producing battery-electric Kenworth, Peterbilt and DAF trucks.

Low Carbon and Renewable Fuels - All truck sales and diesel engine unit sales are certified to use biofuels. PACCAR’s MX-13 and MX-11 engines are certified to use B7 and B100 biofuels in Europe and B20 biofuel in the U.S. Engines used in PACCAR trucks not manufactured by the Company are certified to use up to B20 biofuels.

Advanced Vehicles - PACCAR continued its work on the SuperTruck 3 program, a U.S. Department of Energy (DOE) initiative to develop state-of-the-art zero emissions medium- and heavy-duty trucks, until the cancellation of the program in 2025. The SuperTruck initiative, launched in 2009, has driven significant advancements in heavy-duty truck freight efficiency, and Kenworth and Peterbilt have successfully deployed many of those technologies in production. PACCAR continues to independently advance key battery-electric vehicle technologies and drive towards their implementation.

Remanufacturing - Remanufacturing is the industrial process of returning a previously used component to “like-new” condition. Remanufacturing helps the environment by reducing waste. PACCAR’s aftermarket parts division sells remanufactured engines and many other remanufactured components. PACCAR is investing in additional global engine manufacturing capacity, and has constructed a new engine remanufacturing facility in Columbus, Mississippi. The Company also has engine remanufacturing capacity on its Eindhoven Campus in the Netherlands.

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

Battery Manufacturing - PACCAR, Cummins, Daimler Trucks and EVE Energy have partnered to produce state-of-the-art commercial vehicle batteries in a 21-gigawatt hour (GWh) factory in Marshall County, Mississippi. Along with our joint venture partners, the Company is reviewing the timing of investments as a result of changing market-adoption projections.

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

INFORMATION ABOUT THE COMPANY’S EXECUTIVE OFFICERS

Item 401(b) of Regulation S-K:

Information about the Company’s Executive Officers as of February 18, 2026 is as follows:

Name and Age	Present Position and Other Position(s) Held During Last Five Years

Mark C. Pigott (72)	Executive Chairman of the Board of Directors since April 2014; Chairman and Chief Executive Officer from 1997 to April 2014. Mr. Pigott is the brother of John M. Pigott, a director of the Company.

R. Preston Feight (58)	Chief Executive Officer since July 2019.

Kevin D. Baney (55)

President since January 2026; Executive Vice President from January 2025 to December 2025; Senior Vice President from January 2024 to December 2024; Vice President of PACCAR and General Manager of Kenworth Truck Company from August 2019 to December 2023.

C. Michael Dozier (60)	Executive Vice President since January 2023; Senior Vice President from January 2020 to December 2022.

John N. Rich (57)

Executive Vice President and Chief Technology Officer since January 2026; Senior Vice President and Chief Technology Officer from January 2024 to December 2025; Vice President and Chief Technology Officer from March 2021 to December 2023; Prior to that, he worked for 30 years at Ford Motor Company in positions of increasing responsibility including Director of Autonomous Vehicles and Technology; Chief Operating Officer of AV LLC and Executive Director of Global Strategy.

Laura J. Bloch (49)

Senior Vice President since January 2025; Vice President of PACCAR and General Manager of PACCAR Parts from March 2022 to December 2024; Senior Assistant General Manager of Sales and Marketing, PACCAR Parts from August 2021 to February 2022; Assistant General Manager of Sales and Marketing, Kenworth from February 2019 to July 2021.

Brice J. Poplawski (61)	Senior Vice President and Chief Financial Officer since June 2025; Vice President and Controller from May 2023 to June 2025; Senior Operations Controller from July 2020 to April 2023.

Paulo H. Bolgar (57)

Vice President and Chief Human Resources Officer since June 2022; Served as Human Resources Vice President of Americas and Global Business Units and Global R&D for Baxter International, Inc. from January 2020 to May 2022.

Craig R. Gryniewicz (58)	Vice President, Global Financial Services since February 2025; Vice President of PACCAR and President of PACCAR Financial Corp. from February 2019 to January 2024.

A. Lily Ley (60)	Vice President and Chief Information Officer since January 2017.

Jacob J. Montero (42)

Vice President of PACCAR and General Manager of Peterbilt since January 2025; Assistant General Manager of Sales and Marketing, Peterbilt from July 2023 to December 2024; General Sales Manager, Peterbilt from August 2019 to June 2023.

Harald P. Seidel (58)	Vice President of PACCAR and President of DAF Trucks N.V. since August 2022; Director of Finance of DAF Trucks N.V. from October 2017 to July 2022.

Bryan M. Sitko (49)

Vice President and General Manager of PACCAR Parts since January 2025; Assistant General Manager of Operations, Kenworth from June 2022 to December 2024; Assistant General Manager of Sales and Marketing, PACCAR Financial Corp from January 2019 to May 2022.

James W. Walenczak (51)

Vice President of PACCAR and General Manager of Kenworth since January 2024; Assistant General Manager – Sales and Marketing, Kenworth from August 2021 to December 2023; Assistant General Manager – Operations, PACCAR Parts from February 2019 to July 2021.

Michael K. Walton (61)	Vice President and General Counsel since August 2020.

Harry M.B. Wolters (55)	Vice President of PACCAR and General Manager Global Powertrain & Electrification since August 2022; Vice President of PACCAR and President of DAF Trucks N.V. from September 2018 to July 2022.

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

Transition Risks Related to Climate Change. The Company has ongoing product development programs intended to address changing customer demand in the context of climate change and achieve its targeted reductions in emissions. These involve the continuing development of compliant clean diesel powertrains and the design, manufacture, and sale of alternative powertrain commercial vehicles (e.g., battery-electric, hybrid, hydrogen fuel cell, and hydrogen combustion). The pace of transition from diesel combustion to alternative powertrain commercial vehicles is highly uncertain and will be influenced by:

•
the success of the Company’s research and development programs
•
customer demand for alternative powertrain vehicles
•
advancements in battery-electric, hybrid, hydrogen fuel cell, and hydrogen combustion technology
•
the cost of batteries, hydrogen fuel cells and liquid hydrogen
•
global regulations requiring the use of alternative powertrain vehicles and/or providing incentives to facilitate the transition to alternative powertrain commercial vehicles
•
investments in energy and power infrastructure (e.g., renewable power supply, electric charging services, hydrogen supply and distribution) in key markets, as well as the associated utility costs
•
the ability of the supply chain to deliver components, including commodities and raw materials that are unique to alternative powertrain commercial vehicles
•
the success of new and existing competitors in developing and selling alternative powertrain commercial vehicles
•
litigation or activism by certain regulators, shareholders, environmental groups or other stakeholders.

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

Information Technology, Cybersecurity and AI. The Company relies on information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of its business processes and activities. Some of the Company’s products include telematics which provide over-the-air software updates, advanced fleet management tools and real-time data on driver and vehicle performance. These computer systems and networks may be subject to disruptions during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses/malware; or outside parties attempting to disrupt the Company’s business or gain unauthorized access to the Company’s electronic data.

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

The Company is deploying AI tools to reduce operational costs and enhance performance for the Company and its customers, including the use of AI in its predictive analytics technology to forecast and implement vehicle service parameters to improve vehicle uptime. The Company's business, financial condition and result of operations may eventually be adversely affected if it fails to integrate these rapidly developing technologies in a timely, cost-effective, compliant and responsible manner.

Political, Regulatory and Economic Risks

Multinational Operations. The Company’s global operations are exposed to political, economic and other risks and events beyond its control in the countries in which the Company operates. The Company may be adversely affected by political instabilities, fuel shortages or interruptions in utility or transportation systems, natural calamities, recessions or slower economic growth, inflation, epidemics and pandemics, wars, geopolitical tensions and conflicts, terrorism and labor strikes. Changes in government monetary or fiscal policies and international trade policies, including tariffs, may impact demand for the Company’s products, financial results and competitive position. PACCAR’s global operations are subject to extensive trade, competition and anti-corruption laws and regulations that could impose significant compliance costs.

Environmental Regulations. The Company’s operations are subject to environmental laws and regulations that impose significant compliance costs. The Company could experience higher research and development and manufacturing costs due to changes in government requirements for its products, including changes in emissions, fuel, greenhouse gas or other regulations.

Emissions Requirements and Reduction Targets. PACCAR’s operations and products are subject to extensive statutory and regulatory requirements governing greenhouse gas and non-greenhouse gas emissions. These include standards imposed by the U.S. Environmental Protection Agency (EPA), the European Union, U.S. state regulatory agencies (such as the California Air Resources Board), regulatory agencies in other international markets where the Company operates, and international accords. The primary laws and regulations are the EPA’s Greenhouse Gas Emissions Standards and Fuel Efficiency Standards for Medium and Heavy-Duty Engines and Vehicles, EPA’s Low NOx Rule, the Regulation of the European Parliament and of the Council on the Monitoring and Reporting of CO2 Emissions from Fuel Consumption of New Heavy-Duty Vehicles, and the Heavy-Duty Omnibus Regulation, Emergency Rulemaking and, subject to pending litigation, the Advanced Clean Truck (ACT) regulation of the California Air Resources Board (CARB). The EU regulations have set CO2 emission reduction targets and require a significant portion of vehicles sold to be zero or near zero emission. Not meeting these targets would result in significant fines by the EU Commission. California's ACT regulation, which has been adopted by several states, requires an increasing percentage of medium- and heavy-duty trucks sold into the state to be zero emission. CARB's authority to enact the ACT regulations has been revoked by the U.S. Congress and President; however, the revocation, is currently being challenged and the outcome is uncertain.

The Company’s product planning is aligned with these statutory and regulatory requirements. Even without legislation to reduce greenhouse gas emissions, PACCAR expects to continue to significantly invest in technologies to improve fuel efficiency for its customers, which would further reduce greenhouse gas emissions.

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

The Company has not experienced any notable security incidents that would have a material impact on the results of operations and financial condition of the Company. Some dealers and suppliers have reported they have experienced cyberattacks and those have not caused any material impact to the Company.

ITEM 2. PROPERTIES.

The Company and its subsidiaries own and operate manufacturing plants in four U.S. states, three countries in Europe, and in Australia, Brasil, Canada and Mexico. The Company also has 21 parts distribution centers, many sales and service offices, and finance and administrative offices which are operated in owned or leased premises in these and other locations, including an office in India. Facilities for product testing and research and development are located in the state of Washington and the Netherlands. The Company also has an innovation center in Sunnyvale, California. The Company’s corporate headquarters is located in owned premises in Bellevue, Washington. The Company considers all of the properties used by its businesses to be suitable for their intended purposes.

The Company invests in facilities, equipment and processes to provide manufacturing and warehouse capacity to meet its customers’ needs and improve operating performance.

The following summarizes the number of the Company’s manufacturing plants and parts distribution centers by geographical location within indicated industry segments:

	U.S.	Canada	Australia	Mexico	Europe	Central and So. America
Truck	4	1	1	1	3	1
Parts	7	3	2	1	5	3

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)
Market Information, Holders, Dividends, Securities Authorized for Issuance Under Equity Compensation Plans and Performance Graph.

Market Information and Holders.

Common stock of the Company is traded on the Nasdaq Stock Market under the symbol PCAR. There were 1,320 record holders of the common stock at December 31, 2025. The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2025 regarding compensation plans under which PACCAR equity securities are authorized for issuance.

	Number of Securities Granted and to be Issued Related to Outstanding Options and Restricted Stock Units	Weighted-average Exercise Price of Outstanding Options	Securities Available for Future Grant
Stock compensation plans approved by stockholders	3,808,472	$78.71	13,664,817

All stock compensation plans have been approved by the stockholders.

The number of securities to be issued includes those issuable under the PACCAR Inc Long Term Incentive Plan (LTI Plan) and the Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (RSDC Plan). Securities to be issued include 314,814 shares that represent deferred cash awards payable in stock.

Securities available for future grant are authorized under the following two plans: (i) 12,752,820 shares under the LTI Plan, and (ii) 911,997 shares under the RSDC Plan.

Stockholder Return Performance Graph

The following line graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, to the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the return of the industry peer group of companies identified below (the “Peer Group Index”) for the last five fiscal years ended December 31, 2025. The Peer Group Index includes AGCO Corporation, Caterpillar Inc., Cummins Inc., Daimler Truck Holdings AG (effective January 1, 2022), Deere & Company, Eaton Corporation, Iveco Group N.V. (effective January 1, 2022), Oshkosh Corporation, Terex Corporation, TRATON SE and AB Volvo. Standard & Poor’s has calculated a return for each company in the Peer Group Index weighted according to its respective capitalization at the beginning of each period with dividends reinvested on a monthly basis. Management believes that the identified companies and methodology used in the graph for the Peer Group Index provide a better comparison than other indices available. The comparison assumes that $100 was invested December 31, 2020, in the Company’s common stock and in the stated indices and assumes reinvestment of dividends.

300
250
200
150
100
50
300
250
200
150
100
50
PACCAR Inc
S&P 500 Index
Peer Group Index
2020
2021
2022
2023
2024
2025

	2020	2021	2022	2023	2024	2025
PACCAR Inc	100	105.63	123.58	191.56	212.27	229.33
S&P 500 Index	100	128.71	105.40	133.10	166.40	196.16
Peer Group Index	100	121.88	132.86	160.50	195.23	248.17

(b)
Use of Proceeds from Registered Securities.

Not applicable.

(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of December 31, 2025, the Company has repurchased $128.4 million of shares under this plan. There were no repurchases made during the fourth quarter of 2025.

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

2025 Financial Highlights

•
Worldwide net sales and revenues were $28.44 billion in 2025 compared to $33.66 billion in 2024, primarily due to lower truck revenues, partially offset by higher parts and financial services revenues.
•
Truck sales were $19.37 billion in 2025 compared to $24.84 billion in 2024 due to lower truck deliveries in all major markets.
•
Parts sales were $6.87 billion in 2025 compared to $6.67 billion in 2024, reflecting higher sales in the U.S. and Canada and Europe.
•
Financial Services revenues were $2.21 billion in 2025 compared to $2.10 billion in 2024, primarily due to higher interest income driven by retail portfolio growth and higher portfolio yields.
•
In 2025, PACCAR earned net income for the 87th consecutive year. Net income was $2.38 billion ($4.51 per diluted share) in 2025 compared to $4.16 billion ($7.90 per diluted share) in 2024.
•
Adjusted net income (non-GAAP), excluding a $264.5 million after-tax charge related to civil litigation in Europe, was $2.64 billion ($5.01 per diluted share). After-tax return on beginning equity (ROE) was 13.6% in 2025, which includes the $264.5 million after-tax charge related to civil litigation in Europe in the first quarter of this year. Excluding the after-tax charge, adjusted ROE (non-GAAP) was 15.1%. This compares to an ROE of 26.2% in 2024. See Reconciliation of GAAP to Non-GAAP Financial Measures on page 31.
•
Capital investments were $728.5 million in 2025 compared to $795.8 million in 2024.
•
Research and development (R&D) expenses were $445.5 million in 2025 compared to $452.9 million in 2024.

Kenworth constructed a 46,000 square-foot robotic chassis paint facility in Chillicothe, Ohio. PACCAR also completed a new $35 million, 50,000 square-foot engine remanufacturing facility and is enhancing its existing engine factory in Columbus, Mississippi. PACCAR is also enhancing its other engine facility in the Netherlands. PACCAR opened a new 180,000 square-foot Parts Distribution Center (PDC) in Calgary, Canada, to enhance parts delivery to dealers and customers in the region.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $22.80 billion. PFS issued $3.12 billion in medium-term notes during 2025 to support new business volume and market share growth and repay maturing debt.

Truck Outlook

Truck industry heavy-duty retail sales in the U.S. and Canada in 2026 are expected to be 230,000 to 270,000 units compared to 232,800 in 2025. In Europe, the 2026 truck industry registrations for over 16-tonne vehicles are expected to be 280,000 to 320,000 units compared to 297,000 in 2025. In South America, heavy-duty truck industry registrations in 2026 are projected to be 100,000 to 110,000 compared to 115,000 in 2025.

The Company's truck and parts products have been negatively affected since March 2025 by import tariffs imposed by the U.S. government and actions taken by other countries. While the Company has taken mitigating actions to reduce the impact, the ongoing impact from import tariffs on truck order intake and profit margins remains unfavorable. The Company's North American truck factories are optimally located to operate under the new Section 232 truck tariffs that began in November 2025. The Company’s tariff exposure is minimized by producing trucks locally for the United States, Canada and Mexico. The Company manufactures its trucks for U.S. customers in its Ohio, Texas, and Washington state factories.

The recent U.S. Environmental Protection Agency announcement reaffirmed the EPA27 NOx limit and could eliminate changes to extended warranty requirements and useful life requirements on new emissions systems. The Company's results could be impacted by changes in tariff policy, including the expected U.S. Supreme Court ruling on the International Emergency Economic Power Acts (IEEPA) tariffs, emissions regulations and improving freight fundamentals.

Parts Outlook

In 2026, PACCAR Parts sales are expected to increase 4-8% compared to 2025, depending on the economic conditions.

Financial Services Outlook

In 2026, average earning assets are expected to be comparable to 2025. The used truck market has been improving, which is reflected in PFS' quarterly results this year. If freight transportation conditions decline due to a weaker economy, then past due accounts, truck repossessions and credit losses would likely increase from the current levels and new business volume and average earning assets would likely decline.

Capital Investments and R&D Outlook

PACCAR's excellent long-term profits, strong balance sheet and consistent focus on quality have enabled the Company to invest $9.2 billion in new and expanded facilities, innovative products and new technologies during the past decade. Capital investments in 2026 are expected to be $725 to $775 million, and R&D is expected to be $450 to $500 million. PACCAR is investing in next generation clean diesel and alternative powertrains, integrated connected vehicle services, flexible manufacturing capabilities and autonomous and advanced driver assistance systems that create value for customers. The Company is embedding artificial intelligence across its business to drive innovation, profitable growth and enhanced performance for the Company's customers. In addition to the capital and R&D investments, the Company expects to continue investing in its U.S.-based battery joint venture, Amplify Cell Technologies.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the years ended December 31, 2025 and 2024 are presented below. For information on the year ended December 31, 2023, refer to Part II, Item 7 in the 2024 Annual Report on Form 10-K.

($ in millions, except per share amounts)
Year Ended December 31,	2025	2024
Net sales and revenues:
Truck	$19,365.3	$24,838.4
Parts	6,873.7	6,666.4
Other	(3.9)	59.5
Truck, Parts and Other	26,235.1	31,564.3
Financial Services	2,209.7	2,099.5
	$28,444.8	$33,663.8
Income before income taxes:
Truck	$870.8	$2,852.6
Parts	1,668.0	1,704.5
Other*	(346.8)	13.5
Truck, Parts and Other	2,192.0	4,570.6
Financial Services	485.4	435.6
Investment income	346.1	394.7
Income taxes	(647.7)	(1,238.9)
Net income	$2,375.8	$4,162.0
Diluted earnings per share	$4.51	$7.90
After-tax return on revenues	8.4%	12.4%

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

2025 Compared to 2024:

Truck

The Company’s Truck segment accounted for 68% of revenues in 2025 compared to 74% in 2024.

The Company’s new truck deliveries are summarized below:

Year Ended December 31,	2025	2024	% CHANGE
U.S. and Canada	77,300	106,400	(27)
Europe	43,800	45,400	(4)
Mexico, South America, Australia and other	23,100	33,500	(31)
Total units	144,200	185,300	(22)

Worldwide new truck deliveries decreased in 2025 compared to 2024, reflecting lower retail demand in all major markets.

Market share data discussed below is provided by third-party sources and is measured by either retail sales or registrations for the Company’s dealer network as a percentage of total retail sales or registrations depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In 2025, industry retail sales in the heavy-duty market in the U.S. and Canada was 232,800 units compared to 268,100 units in 2024. The Company’s heavy-duty truck retail market share was 29.9% in 2025 compared to 30.7% in 2024. The medium-duty market was 88,400 units in 2025 compared to 110,400 units in 2024. The Company’s medium-duty market share was 15.9% in 2025 compared to 18.0% in 2024.

The over 16-tonne truck market in Europe in 2025 decreased to 297,000 units from 316,100 units in 2024, and DAF’s market share was 13.5% in 2025 compared to 14.4% in 2024. The 6 to 16-tonne market was 40,900 units in 2025 and 50,900 units in 2024. DAF’s market share in the 6 to 16-tonne market in 2025 was 9.7% compared to 9.5% in 2024.

The over 16-tonne truck market in Brasil in 2025 was 86,700 units compared to 97,700 units in 2024, and DAF Brasil's market share was 8.6% in 2025 compared to 9.9% in 2024.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Year Ended December 31,	2025	2024	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$11,354.1	$15,386.1	(26)
Europe	4,971.4	4,998.2	(1)
Mexico, South America, Australia and other	3,039.8	4,454.1	(32)
	$19,365.3	$24,838.4	(22)
Truck income before income taxes	$870.8	$2,852.6	(69)
Pre-tax return on revenues	4.5%	11.5%

The Company’s worldwide truck net sales and revenues decreased to $19.37 billion in 2025 from $24.84 billion in 2024 primarily due to lower truck unit deliveries in all major markets from lower retail demand. Truck segment income before income taxes and pre-tax return on revenues decreased primarily due to lower truck unit deliveries in all major markets from lower retail demand, reflecting economic conditions as well as higher tariff costs resulting from current trade policies primarily in the U.S.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between 2025 and 2024 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2024	$24,838.4	$21,389.8	$3,448.6
(Decrease) increase
Truck sales volume	(5,333.6)	(4,489.9)	(843.7)
Average truck sales prices	(306.2)		(306.2)
Average material, labor and other direct costs		962.2	(962.2)
Factory overhead and other indirect costs		(188.6)	188.6
Extended warranties, operating leases and other	41.2	80.0	(38.8)
Currency translation	125.5	151.3	(25.8)
Total decrease	(5,473.1)	(3,485.0)	(1,988.1)
2025	$19,365.3	$17,904.8	$1,460.5
•
Truck sales volume decreased revenues by $5,333.6 million and costs by $4,489.9 million, primarily reflecting lower truck deliveries in all major markets.
•
Average truck sales prices decreased sales by $306.2 million, primarily due to lower price realization in the U.S. and Canada and Europe, reflecting an increased competitive environment, partially offset by tariff price increases in the U.S.
•
Average cost per truck increased cost of sales by $962.2 million, primarily reflecting higher regulatory and other truck content, increased tariff costs and product support accruals.
•
Factory overhead and other indirect costs decreased $188.6 million, primarily due to lower labor costs, maintenance costs and factory supplies from lower truck build rates.
•
Extended warranties, operating leases and other increased revenues by $41.2 million primarily due to a higher portfolio of extended warranty and repair and maintenance (R&M) contracts and higher dealer support services. The increase in cost of sales of $80.0 million reflects the higher warranty and R&M contracts and higher used truck costs, primarily in Europe.

•
The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar, partially offset by the decrease in value of the Brazilian real, Canadian dollar and Australian dollar relative to the U.S. dollar.
•
Truck gross margin was 7.5% in 2025 compared to 13.9% in 2024 due to the factors noted above.

Truck SG&A expenses in 2025 decreased to $237.7 million from $254.2 million in 2024. The decrease was primarily due to lower salaries and related expenses, lower professional fees and lower travel and entertainment expenses, partially offset by higher sales and marketing expenses. As a percentage of sales, Truck SG&A was 1.2% in 2025 and 1.0% in 2024.

Parts

The Company’s Parts segment accounted for 24% of revenues in 2025 compared to 20% in 2024.

($ in millions)
Year Ended December 31,	2025	2024	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$4,748.8	$4,547.5	4
Europe	1,442.0	1,424.3	1
Mexico, South America, Australia and other	682.9	694.6	(2)
	$6,873.7	$6,666.4	3
Parts income before income taxes	$1,668.0	$1,704.5	(2)
Pre-tax return on revenues	24.3%	25.6%

The Company’s worldwide parts net sales and revenues increased to $6.87 billion in 2025 from $6.67 billion in 2024 primarily due to higher sales in the U.S. and Canada and Europe.

The major factors for the Parts segment changes in net sales and revenues, cost of sales and revenues and gross margin between 2025 and 2024 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
2024	$6,666.4	$4,604.4	$2,062.0
(Decrease) increase
Aftermarket parts volume	(143.1)	(69.6)	(73.5)
Average aftermarket parts sales prices	307.3		307.3
Average aftermarket parts direct costs		213.7	(213.7)
Warehouse and other indirect costs		46.1	(46.1)
Currency translation	43.1	24.1	19.0
Total increase (decrease)	207.3	214.3	(7.0)
2025	$6,873.7	$4,818.7	$2,055.0
•
Aftermarket parts sales volume decreased by $143.1 million and related cost of sales decreased by $69.6 million. The decrease in parts sales and costs reflects lower sales volume, primarily Europe and Mexico.
•
Average aftermarket parts sales prices increased sales by $307.3 million, primarily due to price realization in the U.S. and Canada as well as tariff cost increases in the U.S.
•
Average aftermarket parts direct costs increased $213.7 million due to higher material costs and higher tariff costs, primarily in the U.S.
•
Warehouse and other indirect costs increased $46.1 million, primarily due to higher indirect costs, including depreciation expense.
•
The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar, partially offset by a decrease in the value of the Australian dollar and Canadian dollar relative to the U.S. dollar.
•
Parts gross margin was 29.9% in 2025 compared to 30.9% in 2024 due to the factors noted above.

Parts SG&A expense in 2025 increased to $257.8 million from $246.4 million in 2024. The increase was primarily due to higher salaries and related expenses. As a percentage of sales, Parts SG&A was 3.8% in 2025 and 3.7% in 2024.

Financial Services

The Company’s Financial Services segment accounted for 8% of revenues in 2025 compared to 6% in 2024.

($ in millions)
Year Ended December 31,	2025	2024	% CHANGE
New loan and lease volume:
U.S. and Canada	$3,801.8	$3,961.4	(4)
Europe	1,280.2	1,325.1	(3)
Mexico, Australia, Brasil and other	1,794.2	2,213.3	(19)
	$6,876.2	$7,499.8	(8)
New loan and lease volume by product:
Loans and finance leases	$6,211.1	$6,585.2	(6)
Equipment on operating lease	665.1	914.6	(27)
	$6,876.2	$7,499.8	(8)
New loan and lease unit volume:
Loans and finance leases	42,550	46,600	(9)
Equipment on operating lease	6,010	7,750	(22)
	48,560	54,350	(11)
Average earning assets:
U.S. and Canada	$12,219.7	$11,196.9	9
Europe	4,049.8	4,182.9	(3)
Mexico, Australia, Brasil and other	4,986.2	4,514.9	10
	$21,255.7	$19,894.7	7
Average earning assets by product:
Loans and finance leases	$15,057.7	$13,735.6	10
Dealer wholesale financing	4,207.9	3,988.2	6
Equipment on lease and other	1,990.1	2,170.9	(8)
	$21,255.7	$19,894.7	7
Revenues:
U.S. and Canada	$922.3	$894.2	3
Europe	567.8	577.9	(2)
Mexico, Australia, Brasil and other	719.6	627.4	15
	$2,209.7	$2,099.5	5
Revenues by product:
Loans and finance leases	$1,128.8	$981.3	15
Dealer wholesale financing	299.9	314.6	(5)
Equipment on lease and other	781.0	803.6	(3)
	$2,209.7	$2,099.5	5
Income before income taxes	$485.4	$435.6	11

New loan and lease volume was $6.88 billion in 2025 compared to $7.50 billion in 2024. The decrease in new loan and finance lease volume was primarily due to lower new loan and lease volume from lower retail sales of PACCAR trucks and currency translation effects, partly offset by higher finance market share of new PACCAR truck sales. PFS finance market share of new PACCAR truck sales was 27.0% in 2025 compared to 25.0% in 2024, reflecting higher shares in all markets. The decrease in equipment on operating lease volume was primarily due to lower market demand in the U.S. and Canada and Mexico. The effect of currency translation decreased new loan and lease volume by $28.3 million, primarily due to a decrease in the value of the Mexican peso and Brazilian real relative to the U.S. dollar, partially offset by an increase in the value of the euro relative to the U.S. dollar.

PFS revenues increased to $2.21 billion in 2025 from $2.10 billion in 2024. The increase was primarily driven by portfolio growth in all markets except Europe. The effects of currency translation decreased PFS revenues by $9.9 million in 2025, primarily due to a decrease in the value of the Mexican peso and Brazilian real relative to the U.S. dollar, partially offset by an increase in the value of the euro relative to the U.S. dollar.

PFS income before income taxes increased to $485.4 million in 2025 from $435.6 million in 2024, due to higher finance margins from a higher loan and finance lease portfolio, and higher operating lease margins from operating lease portfolio, partially offset by a higher provision for losses on receivables. The effect of currency translation decreased PFS income before income taxes by $13.2 million in 2025, primarily due to a decrease in the value of the Mexican peso and Brazilian real relative to the U.S. dollar.

Included in Financial Services, Other assets on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $389.4 million at December 31, 2025 and $396.5 million at December 31, 2024. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions, through acquisitions of used trucks in trades related to new truck sales and trucks returned from residual value guarantees (RVGs).

The Company recognized losses on used trucks, excluding repossessions, of $38.8 million in 2025 compared to $59.0 million in 2024, including $35.5 million of losses on multiple unit transactions in 2025 compared to $40.3 million in 2024. Used truck losses related to repossessions, which are recognized as credit losses, were $11.5 million in 2025 and $9.8 million in 2024.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin between 2025 and 2024 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
2024	$1,295.9	$710.8	$585.1
Increase (decrease)
Average finance receivables	120.3		120.3
Average debt balances		48.5	(48.5)
Yields	28.9		28.9
Borrowing rates		31.7	(31.7)
Currency translation and other	(16.4)	(8.0)	(8.4)
Total increase	132.8	72.2	60.6
2025	$1,428.7	$783.0	$645.7
•
Average finance receivables increased $1.60 billion (excluding foreign exchange effects), increasing interest and fees by $120.3 million in 2025, primarily due to higher average loan, finance lease and dealer wholesale balances in the U.S. and Canada, Brasil and Mexico.
•
Average debt balances increased $879.3 million (excluding foreign exchange effects), increasing interest and other borrowing costs by $48.5 million in 2025, reflecting higher funding requirements for portfolio growth in loans, finance leases and dealer wholesale receivables.
•
Higher portfolio yields (7.4% in 2025 compared to 7.3% in 2024) increased interest and fees by $28.9 million. The higher portfolio yields were primarily due to higher market rates on new portfolio assets, primarily in the U.S. and Brasil.
•
Higher borrowing rates (5.1% in 2025 compared to 4.7% in 2024) increased interest and other borrowing expenses by $31.7 million and were primarily due to higher debt market rates in all markets except Canada.
•
The currency translation effects reflect a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and Brazilian real.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Year Ended December 31,	2025	2024
Operating lease and rental revenues	$638.4	$677.4
Used truck sales	106.8	95.1
Insurance, franchise and other revenues	35.8	31.1
Operating lease, rental and other revenues	$781.0	$803.6

Depreciation of operating lease equipment	$470.0	$544.7
Vehicle operating expenses	71.3	67.8
Cost of used truck sales	109.3	98.1
Insurance, franchise and other expenses	7.0	7.9
Depreciation and other expenses	$657.6	$718.5

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between 2025 and 2024 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
2024	$803.6	$718.5	$85.1
Increase (decrease)
Used truck sales	6.8	6.3	.5
Results on returned lease assets		(18.5)	18.5
Average operating lease assets	(106.2)	(87.9)	(18.3)
Revenue and cost per asset	65.9	28.5	37.4
Currency translation and other	10.9	10.7	.2
Total (decrease) increase	(22.6)	(60.9)	38.3
2025	$781.0	$657.6	$123.4
•
Used truck sales from used trucks received on trade increased revenues by $6.8 million and increased related depreciation and other expenses by $6.3 million, primarily reflecting improved used truck market prices.
•
Results on returned lease assets decreased depreciation and other expenses by $18.5 million, primarily due to lower losses on sale of returned lease units in 2025 and lower impairment on existing used truck inventories.
•
Average operating lease assets decreased $221.0 million (excluding foreign exchange effects), which decreased revenues by $106.2 million and related depreciation and other expenses by $87.9 million.
•
Revenue per asset increased $65.9 million primarily due to higher average truck values financed. Cost per asset increased $28.5 million due to higher depreciation and operating expenses, mainly in Europe and Mexico.
•
The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro.

Financial Services SG&A expense of $159.2 million in 2025 was comparable to $159.0 million in 2024. As a percentage of average earning assets, Financial Services SG&A was .7% in 2025 and .8% in 2024.

The following table summarizes the provision for losses on receivables and net charge-offs:

	2025		2024
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$57.4	$48.2	$42.5	$29.4
Europe	9.1	10.3	16.8	15.8
Mexico, Australia, Brasil and other	58.0	26.5	16.3	8.3
	$124.5	$85.0	$75.6	$53.5

The provision for losses on receivables increased to $124.5 million in 2025 from $75.6 million in 2024, primarily due to a higher provision in Brasil and the U.S., reflecting an increase in 30+ days past due accounts and growth in retail portfolios. Net charge-offs increased to $85.0 million in 2025 from $53.5 million in 2024. The increased charge-offs in the U.S. and Canada were driven by a soft truckload market and included several large fleet customers, which were provisioned for previously. Higher charge-offs in Brasil reflected a decline in market conditions, including elevated interest rates.

The Company modifies loans and finance leases as a normal part of its Financial Services operations. The Company may modify loans and finance leases for commercial reasons or for credit reasons. Modifications for commercial reasons are changes to contract terms for customers that are not considered to be in financial difficulty. Insignificant delays are modifications extending terms up to three months for customers experiencing some short-term financial stress but not considered to be in financial difficulty. Modifications for credit reasons are changes to contract terms for customers considered to be in financial difficulty. The Company’s modifications typically result in granting more time to pay the contractual amounts owed and charging a fee and interest for the term of the modification. When considering whether to modify customer accounts for credit reasons, the Company evaluates the creditworthiness of the customers and modifies those accounts that the Company considers likely to perform under the modified terms.

The post-modification balances of accounts modified during the years ended December 31, 2025 and 2024 are summarized below:

	2025		2024
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$428.2	2.8%	$441.3	3.1%
Insignificant delay	395.9	2.5%	223.0	1.5%
Credit	351.2	2.2%	330.2	2.3%
	$1,175.3	7.5%	$994.5	6.9%

* Amortized cost basis immediately after modification as a percentage of the year-end retail portfolio balance.

Modification activity increased to $1,175.3 million in 2025 from $994.5 million in 2024. The decrease in modifications for commercial reasons primarily reflects lower volumes of refinancing, primarily in the U.S. The increase related to Insignificant delay modifications reflects an increase in customers requesting payment relief for up to three months, primarily in the U.S. These customers were predominantly not past due at the time of modification and at December 31, 2025. The increase in Credit modifications reflects higher volumes of contract modifications for customers experiencing financial difficulties in Brasil and Mexico due to weaker market conditions, partially offset by lower contract modification volumes in the U.S.

The following table summarizes the Company’s 30+ days past due accounts:

At December 31,	2025	2024
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	1.8%	1.2%
Europe	1.0%	.8%
Mexico, Australia, Brasil and other	4.6%	2.0%
Worldwide	2.4%	1.3%

Accounts 30+ days past due increased to 2.4% at December 31, 2025 from 1.3% at December 31, 2024, primarily due to higher past due accounts in Brasil, the U.S. and Mexico. The increased percentage of past due accounts in Brasil and Mexico reflected a decline in market conditions, including elevated interest rates in Brasil. The increased percentage of past due accounts in the U.S. reflected a soft truckload market and included three large fleet customers. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. The Company modified $72.9 million and $40.7 million of accounts worldwide during the fourth quarter of 2025 and the fourth quarter of 2024, respectively, which were 30+ days past due and became current at the time of modification. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

At December 31,	2025	2024
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	2.1%	1.4%
Europe	1.1%	.8%
Mexico, Australia, Brasil and other	5.8%	2.6%
Worldwide	2.8%	1.6%

The Company typically requires customers to pay current before granting modifications. The higher pro forma percentage of retail loan and lease accounts 30+ days past due in the U.S. and Canada at December 31, 2025 was primarily due to a modification with an insignificant term extension granted to two large fleet customers in the U.S. The higher pro forma percentage of retail loan and lease accounts 30+ days past due in Mexico, Australia, Brasil and other was primarily due to accounts modified in Brasil and Mexico.

A contract modification that improves the past due status reduces the probability of default. The effect of modifications is included in the Company’s historical loss information used to determine the allowance for credit losses. Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at December 31, 2025 and 2024. For certain modifications to customers experiencing financial difficulties that are at-risk at December 31, 2025 and 2024, the allowance for credit losses is based on the value of the underlying collateral or a discounted cash flow analysis.

The Company’s annualized pre-tax return on average total assets for Financial Services was 2.1% in 2025 compared to 2.0% in 2024.

Other

Included in Other is sales, income and expenses not attributable to a reportable segment, as well as the Company’s industrial winch manufacturing business through October 31, 2024. Other also includes non-service cost components of pension expense and certain corporate income and expenses. Other sales represent less than 1% of consolidated net sales and revenues for 2025 and 2024. Other SG&A decreased to $81.1 million in 2025 from $84.4 million in 2024, primarily due to lower salaries and related expenses.

Other loss before tax was $346.8 million in 2025 compared to income of $13.5 million in 2024, primarily due to the EC-related charge in the first quarter 2025 which is discussed in Note L of the consolidated financial statements.

Investment income decreased to $346.1 million in 2025 from $394.7 million in 2024, primarily due to lower investment yields from lower market interest rates in the U.S. and Europe, partially offset by an increase in average investment balance, primarily in the U.S.

Income Taxes

In 2025, the effective tax rate was 21.4% compared to 22.9% in 2024, primarily reflecting higher U.S. federal R&D tax credits. Excluding the $350.0 million EC charge and its associated tax benefit, the adjusted 2025 effective tax rate (non-GAAP) was 21.7%.

($ in millions)
Year Ended December 31,	2025	2024
Domestic income before taxes	$2,095.6	$3,525.1
Foreign income before taxes	927.9	1,875.8
Total income before taxes	$3,023.5	$5,400.9
Domestic pre-tax return on revenues	13.3%	18.5%
Foreign pre-tax return on revenues	7.3%	12.8%
Total pre-tax return on revenues	10.6%	16.0%

In 2025, domestic income before income taxes decreased primarily due to lower Truck operation results, which also reduced domestic pre-tax return on revenues. In 2025, foreign income before income taxes decreased due to lower Truck operation results, mainly Mexico and Brasil, and included the EC-related charge of $350.0 million in the first quarter 2025, which also reduced foreign pre-tax return on revenues. Total pre-tax return on revenues decreased, reflecting lower returns in Truck operations.

LIQUIDITY AND CAPITAL RESOURCES:

($ in millions)
At December 31,	2025	2024
Cash and cash equivalents	$6,307.9	$7,060.8
Marketable securities	3,207.7	2,778.8
	$9,515.6	$9,839.6

The Company’s total cash and marketable securities at December 31, 2025 decreased $324.0 million from the balances at December 31, 2024. Total cash and marketable securities are primarily intended to provide liquidity while preserving capital.

The change in cash and cash equivalents is summarized below:

($ in millions)
Year Ended December 31,	2025	2024
Operating activities:
Net income	$2,375.8	$4,162.0
Net income items not affecting cash	1,345.7	939.5
Pension contributions	(24.5)	(40.8)
Changes in operating assets and liabilities, net	718.8	(419.8)
Net cash provided by operating activities	4,415.8	4,640.9
Net cash used in investing activities	(2,267.2)	(4,487.3)
Net cash used in financing activities	(3,082.4)	(123.1)
Effect of exchange rate changes on cash and cash equivalents	180.9	(151.4)
Net decrease in cash and cash equivalents	(752.9)	(120.9)
Cash and cash equivalents at beginning of period	7,060.8	7,181.7
Cash and cash equivalents at end of period	$6,307.9	$7,060.8

Operating activities: Cash provided by operations decreased by $225.1 million to $4.42 billion in 2025 from $4.64 billion in 2024. The decreased operating cash flow reflects lower net income of $1,786.2 million, partially offset by $406.2 million higher cash provided from net income items not affecting cash, primarily deferred income taxes and the provision for losses on financial services receivables, and higher cash provided from net changes in operating assets and liabilities of $1,138.6 million. The net changes in operating assets and liabilities are mainly due to higher cash provided by wholesale receivables on new trucks in the Financial Services segment of $1,485.8 million and lower cash usage of $253.9 million for inventories, partially offset by decrease in accounts payable and accruals of $712.0 million.

Investing activities: Cash used in investing activities decreased by $2.22 billion to $2.27 billion in 2025 from $4.49 billion in 2024. The decrease in net cash used in investing activities primarily reflects lower net purchases of marketable securities of $628.2 million, lower originations of retail loans and finance leases of $551.8 million, lower net increase in wholesale receivables on equipment of $507.2 million and a decrease in acquisitions of equipment for operating leases of $263.3 million.

Financing activities: Cash used in financing activities was $3,082.4 million in 2025, $2,959.3 million higher than the $123.1 million cash used in 2024, reflecting lower net borrowing activity and slightly lower cash dividends. Cash used in net borrowing activities was $822.6 million in 2025 compared to cash provided by net borrowing activity of $2,118.0 million in 2024. The Company paid $2.27 billion in dividends in 2025 compared to $2.29 billion in 2024.

The effect of exchange rate changes on cash increased cash and cash equivalents by $180.9 million in 2025, reflecting an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro, the Australian dollar and Brazilian real. In 2024, the effect of exchange rate changes on cash decreased cash and cash equivalents by $151.4 million, reflecting a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro, Mexican peso and Brazilian real.

The Company expects to continue paying dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial conditions. Cash dividends declared for the last two years were as follows:

QUARTER	2025	2024
First	$.33	$.27
Second	.33	.30
Third	.33	.30
Fourth	.33	.30
Year-End Extra (paid in January of the following year)	1.40	3.00
Total dividends declared per share	$2.72	$4.17

Credit Lines and Other:

The Company has line of credit arrangements of $5.64 billion, of which $5.28 billion were unused at December 31, 2025. Included in these arrangements are $4.00 billion of committed bank facilities, of which $1.50 billion expires in June 2026, $1.25 billion expires in June 2028 and $1.25 billion expires in June 2030. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the year ended December 31, 2025.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock without expiration. The objective of the repurchase plan is to return value to PACCAR shareholders. As of December 31, 2025, the Company has repurchased $128.4 million shares under this plan. There were no repurchases made during the fourth quarter of 2025.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in 2025 were $714.3 million compared to $787.3 million in 2024. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $9.10 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

Capital investments in 2026 are expected to be $725 to $775 million, and R&D is expected to be $450 to $500 million. PACCAR is investing in next generation clean diesel and alternative powertrains, electric battery cells, integrated connected vehicle services, flexible manufacturing capabilities, and autonomous and advanced driver assistance systems, that create value for customers. In addition to the capital and R&D investments, the Company expects to continue investing in its U.S.-based battery joint venture, Amplify Cell Technologies.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2024, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. In February 2026, the Company issued $400.0 million of medium-term notes under this registration. The total amount of medium-term notes outstanding for PFC as of December 31, 2025 was $7.70 billion. The registration expires in November 2027 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2025, the Company’s European finance subsidiary, PACCAR Financial Europe, had €750.0 million available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program renews annually and expires in May 2026.

In August 2021, PACCAR Financial Mexico registered a 10.00 billion Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5.00 billion Mexican pesos. At December 31, 2025, 6.00 billion Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL Australia), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL Australia as of December 31, 2025 was 900.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. There were no borrowings under this program as of December 31, 2025.

The Company’s Brazilian subsidiary, Banco PACCAR S.A., established a lending program in December 2021 with the local development bank, Banco Nacional de Desenvolvimento Economico e Social (BNDES), for qualified customers to receive preferential conditions and generally market interest rates. This program is limited to 2.51 billion Brazilian reais and has 1.03 billion Brazilian reais outstanding as of December 31, 2025. The Brazilian subsidiary also established a Letra Financeira (LF) program in May 2024 and the program does not limit the principal amount of debt securities that may be issued under the program. A total of 500.0 million Brazilian reais medium-term notes were outstanding as of December 31, 2025.

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

Commitments

The following summarizes the Company’s contractual cash commitments at December 31, 2025:

	MATURITY
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Borrowings*	$8,289.9	$5,655.5	$1,370.4	$350.1	$15,665.9
Interest on debt**	445.2	472.9	94.8	61.3	1,074.2
Purchase obligations	104.7	182.3	161.1	41.5	489.6
Lease liabilities	22.5	29.3	11.2	9.0	72.0
Other obligations	93.2	4.6	.5	6.9	105.2
	$8,955.5	$6,344.6	$1,638.0	$468.8	$17,406.9

* Commercial paper included in borrowings is at par value.

** Interest on floating-rate debt is based on the applicable market rates at December 31, 2025.

Total cash commitments for borrowings and interest on term debt were $16.74 billion and were related to the Financial Services segment. As described in Note J of the consolidated financial statements, borrowings consist primarily of term notes and commercial paper issued by the Financial Services segment. The Company expects to fund its maturing Financial Services debt obligations principally from funds provided by collections from customers on loans and lease contracts, as well as from the proceeds of commercial paper and medium-term note borrowings. Purchase obligations are the Company’s contractual commitments to acquire future production inventory and capital equipment. Other obligations primarily include commitments for commodities.

The Company’s other commitments include the following at December 31, 2025:

	COMMITMENT EXPIRATION
($ in millions)	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS	TOTAL
Loan and lease commitments	$812.4				$812.4
Residual value guarantees	289.7	$303.9	$70.4	$10.1	674.1
Letters of credit	9.8	4.3	.4	15.0	29.5
	$1,111.9	$308.2	$70.8	$25.1	$1,516.0

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

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities in the years ended December 31, 2025 and 2024 were $1.5 million and $4.4 million, respectively. While the timing and amount of the ultimate costs associated with future environmental cleanup cannot be determined, management expects that these matters will not have a significant effect on the Company’s consolidated cash flow, liquidity or financial condition.

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

Reconciliations from the most directly comparable GAAP measures to adjusted net income (non-GAAP) and adjusted net income per diluted shares (non-GAAP) are as follows:

($ in millions, except per share amounts)	Year Ended December 31, 2025
Net income	$2,375.8
EC-related claims, net of taxes	264.5
Adjusted net income (non-GAAP)	$2,640.3

Per diluted share
Net income	$4.51
EC-related claims, net of taxes	.50
Adjusted net income (non-GAAP)	$5.01

After-tax return on revenues	8.4%
EC-related claims, net of taxes	.9%
After-tax adjusted return on revenues (non-GAAP) *	9.3%

Tax rate
Effective tax rate	21.4%
EC-related claims	.3%
Adjusted effective tax rate (non-GAAP) **	21.7%

After-tax return on beginning equity	13.6%
EC-related claims, net of taxes	1.5%
After-tax adjusted return on beginning equity (non-GAAP) *	15.1%
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

During 2025, market values on equipment returning upon operating lease maturity were generally lower than the residual values on the equipment in Europe and higher in Mexico, the U.S. and Australia, resulting in an increase in depreciation expense of $16.2 million.

At December 31, 2025, the aggregate residual value of equipment on operating leases in the Financial Services segment and residual value guarantee on trucks accounted for as operating leases in the Truck segment was $1.12 billion. A 10% decrease in used truck values worldwide, if expected to persist over the remaining maturities of the Company’s operating leases, would reduce residual value estimates and result in the Company recording additional depreciation expense of approximately $31.5 million in 2026, $21.8 million in 2027, $29.6 million in 2028, $22.0 million in 2029, and $6.8 million in 2030 and thereafter.

Allowance for Credit Losses

The allowance for credit losses related to the Company’s loans and finance leases is disclosed in Note E of the consolidated financial statements. The Company has developed a systematic methodology for determining the allowance for credit losses for its two portfolio segments, retail and wholesale. The retail segment consists of retail loans and sales-type finance leases, net of unearned interest. The wholesale segment consists of truck inventory financing loans to dealers that are collateralized by trucks and other collateral. The wholesale segment generally has less risk than the retail segment. Wholesale receivables generally are shorter in duration than retail receivables, and the Company requires periodic reporting of the wholesale dealer’s financial condition, conducts periodic audits of the trucks being financed and, in many cases, obtains guarantees or other security such as dealership assets. In determining the allowance for credit losses, retail loans and finance leases are evaluated together since they relate to a similar customer base, their contractual terms require regular payment of principal and interest, generally over three to five years, and they are secured by the same type of collateral. The allowance for credit losses consists of both specific and general reserves.

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

The adequacy of the allowance is evaluated quarterly based on the most recent past due account information and current and future market conditions. As accounts become past due, the likelihood that they will not be fully collected increases. The Company’s experience indicates the probability of not fully collecting past due accounts ranges between 10% and 90%. Over the past two years, the Company’s year-end 30+ days past due accounts have ranged between 1.3% and 2.4% of loan and lease receivables. Historically, a 100 basis point increase in the 30+ days past due percentage has resulted in an increase in credit losses of 4 to 26 basis points of receivables. At December 31, 2025, 30+ days past dues were 2.4%. If past dues were 100 basis points higher or 3.4% as of December 31, 2025, the Company’s estimate of credit losses would likely have increased by a range of $7 to $40 million depending on the extent of the past dues, the estimated value of the collateral as compared to amounts owed and general economic factors.

Product Warranty

Product warranty, including changes in estimates for pre-existing warranties, is disclosed in Note I of the consolidated financial statements. The expenses related to product warranty are estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. Estimates consider product type, geographical differences, labor rates, and any other known factors affecting the number or amount of expected claim payments. For new products with no historical experience, reference to similar products is utilized. Management takes actions to minimize warranty costs through quality-improvement programs; however, actual claim costs incurred could materially differ from the estimated amounts and require adjustments to the reserve. Historically, those adjustments have not been material. Over the past two years, warranty expense as a percentage of Truck, Parts and Other net sales and revenues has ranged between 2.5% and 2.8%. If the 2025 warranty expense had been .2% higher as a percentage of net sales and revenues in 2025, warranty expense would have increased by approximately $52 million.

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations or tariffs resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials and components, including semiconductors; labor disruptions; shortages of commercial truck drivers; increased warranty costs; cybersecurity risks to the Company’s information technology systems; use of artificial intelligence and machine learning in business processes; pandemics; climate-related risks; global conflicts; litigation, including EC settlement-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the heading Part I, Item 1A, “Risk Factors” and in Note L in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Fair Value (Losses) Gains	2025	2024
CONSOLIDATED:
Assets
Cash equivalents and marketable debt securities	$(58.6)	$(49.6)
FINANCIAL SERVICES:
Assets
Fixed rate loans	(179.8)	(157.7)
Interest-rate swaps related to debt		(35.1)
Liabilities
Fixed rate term debt	202.3	198.9
Interest-rate swaps related to debt	(22.0)
Total	$(58.1)	$(43.5)

Currency Risks - The Company enters into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations of foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso (see Note P for additional information concerning these hedges). Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted foreign currency exchange rates would be a loss of $96.8 related to contracts outstanding at December 31, 2025, compared to a loss of $126.3 at December 31, 2024. These amounts would be largely offset by changes in the values of the underlying hedged exposures.

Commodity Price Risks - The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks (see Note P for additional information concerning these hedges). The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. Based on the Company’s sensitivity analysis, the potential loss in fair value for such financial instruments from a 10% unfavorable change in quoted commodity prices would be $.9 related to contracts outstanding at December 31, 2025, compared to a loss of nil at December 31, 2024. The Company had no commodity contracts at December 31, 2024.

,

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2025	2024	2023
	(millions, except per share data)
TRUCK, PARTS AND OTHER:
Net sales and revenues	$26,235.1	$31,564.3	$33,315.5

Cost of sales and revenues	22,736.7	26,069.6	26,894.2
Research and development	445.5	452.9	410.9
Selling, general and administrative	576.6	585.0	604.3
Interest and other expenses (income), net	284.3	(113.8)	520.4
	24,043.1	26,993.7	28,429.8
Truck, Parts and Other Income Before Income Taxes	2,192.0	4,570.6	4,885.7

FINANCIAL SERVICES:
Interest and fees	1,428.7	1,295.9	1,009.3
Operating lease, rental and other revenues	781.0	803.6	802.6
Revenues	2,209.7	2,099.5	1,811.9

Interest and other borrowing expenses	783.0	710.8	500.6
Depreciation and other expenses	657.6	718.5	590.7
Selling, general and administrative	159.2	159.0	149.0
Provision for losses on receivables	124.5	75.6	31.3
	1,724.3	1,663.9	1,271.6
Financial Services Income Before Income Taxes	485.4	435.6	540.3

Investment income	346.1	394.7	292.2
Total Income Before Income Taxes	3,023.5	5,400.9	5,718.2
Income taxes	647.7	1,238.9	1,117.4
Net Income	$2,375.8	$4,162.0	$4,600.8

Net Income Per Share
Basic	$4.52	$7.92	$8.78
Diluted	$4.51	$7.90	$8.76

Weighted Average Number of Common Shares Outstanding
Basic	525.9	525.3	523.9
Diluted	526.8	526.6	525.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2025	2024	2023
	(millions)
Net income	$2,375.8	$4,162.0	$4,600.8
Other comprehensive income:
Unrealized (losses) gains on derivative contracts
Net (loss) gain arising during the period	(214.7)	261.1	(174.9)
Tax effect	45.9	(56.9)	37.0
Reclassification adjustment	175.6	(200.2)	111.8
Tax effect	(35.9)	39.5	(20.0)
	(29.1)	43.5	(46.1)
Unrealized gains on marketable debt securities
Net holding gain	25.5	20.6	43.2
Tax effect	(6.3)	(5.1)	(10.8)
Reclassification adjustment	1.0	(3.0)	(3.6)
Tax effect	(.3)	.7	.9
	19.9	13.2	29.7
Pension plans
Net gain (loss) arising during the period	272.7	230.3	(5.8)
Tax effect	(65.4)	(57.2)	1.8
Reclassification adjustment	5.3	8.6	6.1
Tax effect	(1.4)	(1.7)	(1.5)
	211.2	180.0	.6
Foreign currency translation gain (loss)	574.6	(656.1)	275.3
Net other comprehensive income (loss)	776.6	(419.4)	259.5
Comprehensive Income	$3,152.4	$3,742.6	$4,860.3

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,	2025	2024
	(millions)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$6,046.0	$6,871.1
Trade and other receivables, net (allowance for losses: 2025 - $1.5, 2024 - $1.2)	1,981.1	1,933.8
Marketable securities	3,207.7	2,778.8
Inventories, net	2,187.5	2,367.1
Other current assets	903.9	751.2
Total Truck, Parts and Other Current Assets	14,326.2	14,702.0

Property, plant and equipment, net	4,505.3	3,985.6
Other noncurrent assets, net	2,701.3	2,319.8
Total Truck, Parts and Other Assets	21,532.8	21,007.4

FINANCIAL SERVICES:
Cash and cash equivalents	261.9	189.7
Finance and other receivables, net (allowance for losses: 2025 - $192.9, 2024 - $145.2)	19,754.5	19,314.3
Equipment on operating leases, net	1,868.6	1,891.4
Other assets	918.4	1,016.1
Total Financial Services Assets	22,803.4	22,411.5
	$44,336.2	$43,418.9

CONSOLIDATED BALANCE SHEETS

December 31,	2025	2024
	(millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$4,876.3	$4,805.1
Dividend payable	735.8	1,573.8
Total Truck, Parts and Other Current Liabilities	5,612.1	6,378.9
Other liabilities	2,278.8	1,954.3
Total Truck, Parts and Other Liabilities	7,890.9	8,333.2

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	907.7	1,106.4
Commercial paper and bank loans	4,989.5	6,003.8
Term notes	10,646.8	9,891.2
Deferred taxes and other liabilities	637.3	577.4
Total Financial Services Liabilities	17,181.3	17,578.8

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 525.4 million and 524.4 million shares	525.4	524.4
Additional paid-in capital	379.2	344.8
Retained earnings	18,696.1	17,751.0
Accumulated other comprehensive loss	(336.7)	(1,113.3)
Total Stockholders' Equity	19,264.0	17,506.9
	$44,336.2	$43,418.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2025	2024	2023
	(millions)
OPERATING ACTIVITIES:
Net Income	$2,375.8	$4,162.0	$4,600.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	398.2	398.4	415.0
Other assets, net	429.2	518.5	508.9
Provision for losses on financial services receivables	124.5	75.6	31.3
Deferred taxes	333.1	(79.3)	(303.7)
Other, net	60.7	26.3	46.5
Pension contributions	(24.5)	(40.8)	(27.3)
Change in operating assets and liabilities:
Decrease (increase) in assets other than cash and cash equivalents:
Receivables:
Trade and other receivables	102.0	156.9	(430.7)
Wholesale receivables on new trucks	1,007.1	(478.7)	(1,266.4)
Inventories	296.4	42.5	(350.7)
Other assets, net	(102.0)	(149.3)	(127.2)
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(432.6)	279.4	375.8
Residual value guarantees and deferred revenues	(36.5)	(.8)	(36.8)
Other liabilities, net	(115.6)	(269.8)	754.5
Net Cash Provided by Operating Activities	4,415.8	4,640.9	4,190.0

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(6,114.9)	(6,666.7)	(6,378.2)
Collections on retail loans and finance leases	5,100.9	4,840.1	4,330.4
Net increase in wholesale receivables on equipment	(4.9)	(512.1)	(29.1)
Purchases of marketable debt securities	(1,785.3)	(2,068.7)	(967.2)
Proceeds from sales and maturities of marketable debt securities	1,448.0	1,103.2	803.6
Payments for property, plant and equipment	(743.0)	(838.7)	(695.0)
Acquisitions of equipment for operating leases	(643.6)	(906.9)	(567.5)
Proceeds from asset disposals	680.8	696.1	614.5
Contributions to joint venture	(201.8)	(207.6)
Other, net	(3.4)	74.0	17.5
Net Cash Used in Investing Activities	(2,267.2)	(4,487.3)	(2,871.0)

FINANCING ACTIVITIES:
Payments of cash dividends	(2,267.1)	(2,288.5)	(1,518.6)
Purchases of treasury stock	(36.1)	(4.5)	(3.5)
Proceeds from stock compensation transactions	43.4	51.9	51.5
Net (decrease) increase in commercial paper, short-term bank loans and other	(1,132.8)	699.9	1,721.0
Proceeds from term debt	3,146.1	3,891.2	3,085.0
Payments on term debt	(2,835.9)	(2,473.1)	(2,233.2)
Net Cash (Used in) Provided by Financing Activities	(3,082.4)	(123.1)	1,102.2
Effect of exchange rate changes on cash and cash equivalents	180.9	(151.4)	69.6
Net (Decrease) Increase in Cash and Cash Equivalents	(752.9)	(120.9)	2,490.8
Cash and cash equivalents at beginning of period	7,060.8	7,181.7	4,690.9
Cash and cash equivalents at end of period	$6,307.9	$7,060.8	$7,181.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 31,	2025	2024	2023
	(millions, except per share data)
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of year	$524.4	$523.3	$522.0
Treasury stock retirement	(.4)
Stock compensation	1.4	1.1	1.3
Balance at end of year	525.4	524.4	523.3

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	344.8	269.1	196.1
Treasury stock retirement	(35.7)	(4.5)	(3.5)
Stock compensation	70.1	80.2	76.5
Balance at end of year	379.2	344.8	269.1

TREASURY STOCK, AT COST:
Balance at beginning of year
Purchases, shares: 2025 - .39; 2024 - .04; 2023 - .05	(36.1)	(4.5)	(3.5)
Retirements	36.1	4.5	3.5
Balance at end of year

RETAINED EARNINGS:
Balance at beginning of year	17,751.0	15,780.3	13,402.4
Net income	2,375.8	4,162.0	4,600.8
Cash dividends declared on common stock, per share: 2025 - $2.72; 2024 - $4.17; 2023 - $4.24	(1,430.7)	(2,191.3)	(2,222.9)
Balance at end of year	18,696.1	17,751.0	15,780.3

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of year	(1,113.3)	(693.9)	(953.4)
Other comprehensive income (loss)	776.6	(419.4)	259.5
Balance at end of year	(336.7)	(1,113.3)	(693.9)
Total Stockholders’ Equity	$19,264.0	$17,506.9	$15,878.8

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

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

The Company recognizes truck and parts sales as revenues when control of the products is transferred to customers which generally occurs upon shipment, except for certain truck sales which are subject to a residual value guarantee (RVG) by the Company. The standard payment term for trucks and aftermarket parts is typically within 30 days, but the Company may grant extended payment terms on selected receivables. The Company recognizes revenue for the invoice amount adjusted for estimated sales incentives and returns. Sales incentives and returns are estimated based on historical experience and are adjusted to current period revenue when the most likely amount of consideration the Company expects to receive changes or becomes fixed. Truck and parts sales include a standard product warranty which is included in cost of sales. The Company has elected to treat delivery services as a fulfillment activity with revenues recognized when the customer obtains control of the product. Delivery revenue is included in revenues and the related costs are included in cost of sales. For the Parts segment, revenue for remanufactured components (cores) is recognized using the same criteria as other parts sales. When a remanufactured part is sold, a deposit is collected that is repaid if the customer returns a core that meets certain specifications within a defined time period. The deposit received from the customer is recognized as a liability in "Accounts payable, accrued expenses and other" on the Company's Consolidated Balance Sheets. When a customer returns a core, the deposit is repaid and the liability is reversed. The Company is not disclosing truck order backlog, as a significant majority of the backlog has a duration of less than one year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

The following table presents the balance sheet classification of the estimated value of the returned goods assets and the related return liabilities:

At December 31,	2025		2024
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Trucks
Other current assets	$83.1		$116.7
Accounts payable, accrued expenses and other		$87.2		$121.7
Other noncurrent assets, net	195.2		135.9
Other liabilities		203.0		144.7
	$278.3	$290.2	$252.6	$266.4
Parts
Other current assets	$97.0		$101.7
Accounts payable, accrued expenses and other		$239.6		$244.4
	$97.0	$239.6	$101.7	$244.4

The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $628.5 at December 31, 2025.

Revenues from extended warranties, operating leases and other include optional extended warranty and R&M service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note I, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Total operating lease revenue from truck sales with RVGs for the years ended December 31, 2025, 2024 and 2023 was $16.9, $32.6 and $69.7, respectively.

Intersegment eliminations and other consists of intersegment eliminations and other revenues not attributable to a reportable segment. Also included within this category was revenue from an industrial winch business through October 31, 2024. Winch sales were recognized when the product was transferred to a customer, which generally occurred upon shipment.

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

Operating lease rental revenue is recognized on a straight-line basis over the term of the lease. Customer contracts may include additional services such as excess mileage, repair and maintenance and other services on which revenue is recognized when earned. The Company’s full-service lease arrangements bundle these additional services. Rents for full-service lease contracts are allocated between lease and non-lease components based on the relative stand-alone price of each component. Taxes, such as sales and use and value added, which are collected by the Company from a customer, are excluded from the measurement of lease income and expenses. Rental revenues for the years ended December 31, 2025, 2024 and 2023 were $617.3, $660.7 and $736.9, respectively. Depreciation and related leased unit operating expenses were $530.3, $602.2 and $551.9 for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at December 31, 2025 or December 31, 2024. Recognition is resumed if the receivable becomes current by the payment of all amounts past due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

Equity Method Investment:

In 2024, PACCAR and three partners completed the formation of a U.S.-based battery manufacturing joint venture, Amplify Cell Technologies, with PACCAR owning a 30 percent interest. The joint venture meets the definition of a variable interest entity since the equity-at-risk is not currently sufficient to support the future operations of the joint venture. All significant decisions require majority or super-majority approval of the board. As a result, PACCAR is not the primary beneficiary and the Company uses the equity method to account for the investment. Under the equity method, the original investments in the joint venture are recorded at cost and subsequently adjusted by the Company's share of equity in income or losses. The investment is included in Truck, Parts and Other "Other noncurrent assets, net" on the Company’s Consolidated Balance Sheets. PACCAR's share of the loss is included in Truck, Parts and Other "Interest and other expenses (income), net" on the Company's Consolidated Statements of Income. PACCAR contributed $201.8 and $207.6 for the years ended December 31, 2025 and 2024, respectively and the maximum required contribution is $830.0. The Company's equity method investment was $379.4 and $196.9 at December 31, 2025 and 2024, respectively.

Receivables:

Trade and Other Receivables: The Company’s trade and other receivables are recorded at cost, net of allowances. At December 31, 2025 and 2024, respectively, trade and other receivables included trade receivables from dealers and customers of $1,615.3 and $1,538.0 and other receivables of $365.8 and $395.8 relating primarily to value added tax receivables and supplier allowances and rebates.

Finance and Other Receivables:

Loans – Loans represent fixed or floating-rate loans to customers or dealers collateralized by the vehicles purchased and are recorded at amortized cost.

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

Allowance for Credit Losses:

Truck, Parts and Other: The Company historically has not experienced significant losses or past due amounts on trade and other receivables in its Truck, Parts and Other businesses. Accounts are considered past due once the unpaid balance is over 30 days outstanding based on contractual payment terms. Accounts are charged off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible. The allowance for credit losses for Truck, Parts and Other was $1.5 and $1.2 for the years ended December 31, 2025 and 2024, respectively. Net charge-offs were $.1 for the year ended December 31, 2025 and nil for the years ended December 31, 2024 and 2023.

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

December 31, 2025, 2024 and 2023 (currencies in millions)

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

On average, commercial and other modifications extended contractual terms by approximately four months in both 2025 and 2024, and did not have a significant effect on the weighted-average term or interest rate of the total portfolio at December 31, 2025 and 2024.

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

December 31, 2025, 2024 and 2023 (currencies in millions)

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

Long-lived Assets and Goodwill: The Company evaluates the carrying value of property, plant and equipment when events and circumstances warrant a review. Goodwill is tested for impairment at least on an annual basis. There were no significant impairment charges for the three years ended December 31, 2025. Goodwill was $114.2 and $100.7 at December 31, 2025 and 2024, respectively. The increase in value was due to currency translation.

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $63.0 at December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

The Company assesses hedges at inception and on an ongoing basis to determine if the designated derivatives are highly effective in offsetting changes in fair values or cash flow of the hedged items. Hedge accounting is discontinued prospectively when the Company determines a derivative financial instrument has ceased to be a highly effective hedge. Cash flows from derivative instruments are included in Operating activities in the Consolidated Statements of Cash Flows.

Government Grants: The Company receives incentives from U.S. and non-U.S. governmental entities in the form of tax rebates or credits, grants, and loans. The benefit is generally recorded when all conditions attached to the incentive have been met and there is reasonable assurance of the receipt. Government incentives are recorded in accordance with their purpose as a reduction of expense, a reduction of the cost of the capital investment, or other income. The amount of government incentives recorded as a reduction of expenses and the amount of grants receivable for the years ended December 31, 2025, 2024 and 2023 are immaterial.

Foreign Currency Translation: For most of the Company’s foreign subsidiaries, the local currency is the functional currency. All assets and liabilities are translated at year-end exchange rates and all income statement amounts are translated at the weighted-average rates for the period. Translation adjustments are recorded in AOCI. The Company uses the U.S. dollar as the functional currency for all but one of its Mexican subsidiaries, which uses the local currency. For the U.S. functional currency entities in Mexico, inventories, cost of sales, property, plant and equipment and depreciation are remeasured at historical rates and resulting adjustments are included in net income.

Earnings per Share: Basic earnings per common share are computed by dividing earnings by the weighted-average number of common shares outstanding, plus the effect of any participating securities. Diluted earnings per common share are computed assuming that all potentially dilutive securities are converted into common shares under the treasury stock method.

New Accounting Pronouncements: In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU expand the disclosures in the notes to the financial statements about specific cost and expense categories presented on the face of the income statement. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented. The Company is currently evaluating the impact of this update on the related notes to the financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments in this ASU clarify certain aspects of the guidance on hedge accounting and address several incremental hedge accounting issues arising from the global reference rate reform initiative. This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this ASU should be applied prospectively. The Company is currently evaluating the impact of this update on the Company's consolidated financial statements.

The Company adopted the following standard on January 1, 2025, which had no impact on the Company’s consolidated financial statements. The additional disclosures resulting from the implementation of this ASU are reflected in Note N, Income Taxes, on a retrospective basis.

STANDARD	DESCRIPTION
2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The FASB also issued the following standards, which are not expected to have a material impact on the Company's consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2025-05*	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	January 1, 2026
2025-06*	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	January 1, 2028
2025-10*	Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	January 1, 2029

* The Company will adopt on the effective date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

B.
SALES AND REVENUES

The following table disaggregates Truck, Parts and Other revenues by major sources:

Year Ended December 31,	2025	2024	2023
Truck
Truck sales	$18,272.1	$23,863.2	$25,946.4
Revenues from extended warranties, operating leases and other	1,093.2	975.2	900.0
	19,365.3	24,838.4	26,846.4
Parts
Parts sales	6,678.4	6,461.1	6,223.1
Revenues from dealer services and other	195.3	205.3	191.3
	6,873.7	6,666.4	6,414.4
Intersegment eliminations and other*	(3.9)	59.5	54.7
Truck, Parts and Other sales and revenues	$26,235.1	$31,564.3	$33,315.5

*Includes industrial winch business sales through October 31, 2024.

The following table summarizes Financial Services lease revenues by lease type:

Year Ended December 31,	2025	2024	2023
Finance lease revenues	$374.7	$341.8	$271.5
Operating lease revenues	617.3	660.7	736.9
Total lease revenues	$992.0	$1,002.5	$1,008.4

C.
INVESTMENTS IN MARKETABLE SECURITIES

Marketable securities consisted of the following at December 31:

		UNREALIZED	UNREALIZED	FAIR
2025	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$341.0	$3.6	$.1	$344.5
U.S. taxable municipal / non-U.S. provincial bonds	417.7	4.2	.3	421.6
U.S. corporate securities	931.7	8.7	.1	940.3
U.S. government securities	433.9	2.5	.2	436.2
Non-U.S. corporate securities	634.8	5.4	.5	639.7
Non-U.S. government securities	212.8	1.3	.3	213.8
Other debt securities	206.4	1.6	.2	207.8
Marketable equity securities	10.0		6.2	3.8
Total marketable securities	$3,188.3	$27.3	$7.9	$3,207.7

		UNREALIZED	UNREALIZED	FAIR
2024	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$304.5	$.6	$1.4	$303.7
U.S. taxable municipal / non-U.S. provincial bonds	381.1	1.2	2.2	380.1
U.S. corporate securities	864.3	3.1	3.2	864.2
U.S. government securities	287.1	.1	1.5	285.7
Non-U.S. corporate securities	606.6	3.5	2.0	608.1
Non-U.S. government securities	163.5	1.4	.6	164.3
Other debt securities	166.4	.8	.8	166.4
Marketable equity securities	10.0		3.7	6.3
Total marketable securities	$2,783.5	$10.7	$15.4	$2,778.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $3.8, $2.1 and $.9, and gross realized losses were $2.1, $4.5 and $4.5 for the years ended December 31, 2025, 2024 and 2023, respectively.

Net unrealized (losses) gains on marketable equity securities recognized in investment income were $(2.5), $1.9 and $3.2 for the years ended December 31, 2025, 2024 and 2023, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

At December 31,	2025		2024
	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER	LESS THAN TWELVE MONTHS	TWELVE MONTHS OR GREATER
Fair value	$298.5	$75.5	$932.9	$365.5
Unrealized losses	1.0	.7	5.5	6.2

The unrealized losses on marketable debt securities were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at December 31, 2025 and December 31, 2024. The Company does not currently intend, and it is more likely than not that it will not be required, to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Contractual maturities on marketable debt securities at December 31, 2025 were as follows:

	AMORTIZED	FAIR
Maturities:	COST	VALUE
Within one year	$565.1	$566.8
One to five years	2,598.2	2,621.8
Six to ten years	6.2	6.2
More than ten years	8.8	9.1
	$3,178.3	$3,203.9

D.
INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost of inventories is determined principally by the first-in, first-out (FIFO) method.

Inventories include the following:

At December 31,	2025	2024
Finished products	$954.2	$977.1
Work in process and raw materials	1,233.3	1,390.0
	$2,187.5	$2,367.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

E.
FINANCE AND OTHER RECEIVABLES

Finance and other receivables include the following:

At December 31,	2025	2024
Loans	$10,407.6	$9,442.4
Finance leases	5,264.6	4,906.6
Dealer wholesale financing	4,126.3	4,944.1
Operating lease receivables and other	148.9	166.4
	19,947.4	19,459.5
Less allowance for losses:
Loans and leases	(187.2)	(139.2)
Dealer wholesale financing	(2.8)	(3.0)
Operating lease receivables and other	(2.9)	(3.0)
	$19,754.5	$19,314.3

The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Consolidated Statements of Cash Flows since those receivables finance the sale of Company inventory. Dealer wholesale financing decreased $817.8 to $4,126.3 at December 31, 2025, reflecting lower dealer new truck inventory in all markets.

Annual minimum payments due on loans are as follows:

Beginning January 1,	LOANS
2026	$3,474.6
2027	2,485.2
2028	2,084.6
2029	1,424.9
2030	761.8
Thereafter	176.5
$10,407.6

Annual minimum payments due on finance lease receivables and a reconciliation of the undiscounted cash flows to the net investment in finance leases are as follows:

Beginning January 1,	FINANCE LEASES
2026	$1,711.1
2027	1,429.1
2028	1,105.1
2029	900.2
2030	438.9
Thereafter	203.6
5,788.0
Unguaranteed residual values	245.9
Unearned interest on finance leases	(769.3)
Net investment in finance leases	$5,264.6

Experience indicates substantially all of dealer wholesale financing will be repaid within one year. In addition, repayment experience indicates that some loans, leases and other finance receivables will be paid prior to contract maturity, while others may be extended or modified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

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

Allowance for Credit Losses: The allowance for credit losses is summarized as follows:

	2025
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.0	$1.5	$137.7	$3.0	$145.2
Provision for losses	(.5)	.2	124.7	.1	124.5
Charge-offs			(93.8)	(.9)	(94.7)
Recoveries			9.0	.7	9.7
Currency translation and other	.3		7.9		8.2
Balance at December 31	$2.8	$1.7	$185.5	$2.9	$192.9

	2024
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$2.7	$1.9	$125.1	$3.3	$133.0
Provision for losses	.6	(.4)	75.6	(.2)	75.6
Charge-offs			(61.2)	(1.0)	(62.2)
Recoveries			7.4	1.3	8.7
Currency translation and other	(.3)		(9.2)	(.4)	(9.9)
Balance at December 31	$3.0	$1.5	$137.7	$3.0	$145.2

	2023
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.4	$2.2	$112.6	$2.9	$121.1
Provision for losses	(.6)	(.3)	31.8	.4	31.3
Charge-offs	(.2)		(28.4)	(1.7)	(30.3)
Recoveries			5.6	1.4	7.0
Currency translation and other	.1		3.5	.3	3.9
Balance at December 31	$2.7	$1.9	$125.1	$3.3	$133.0

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

December 31, 2025, 2024 and 2023 (currencies in millions)

The tables below summarize the amortized cost basis of the Company’s finance receivables within each credit quality indicator by year of origination and portfolio class and current period gross charge-offs of the Company’s finance receivables by year of origination and portfolio class.

	REVOLVING
At December 31, 2025	LOANS	2025	2024	2023	2022	2021	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$4,114.6							$4,114.6
Watch	8.1							8.1
At-risk	3.6							3.6
	$4,126.3							$4,126.3
Retail:
Performing	$228.5	$590.5	$567.7	$506.1	$306.7	$134.7	$119.6	$2,453.8
Watch		1.5	.8	1.3	.4	.3		4.3
	$228.5	$592.0	$568.5	$507.4	$307.1	$135.0	$119.6	$2,458.1
Total dealer	$4,354.8	$592.0	$568.5	$507.4	$307.1	$135.0	$119.6	$6,584.4

Customer retail:
Fleet:
Performing		$4,465.0	$3,399.5	$2,060.2	$919.3	$254.4	$68.6	$11,167.0
Watch		63.7	35.0	63.4	44.8	16.2	.6	223.7
At-risk		70.7	80.0	147.9	50.5	9.0	1.7	359.8
		$4,599.4	$3,514.5	$2,271.5	$1,014.6	$279.6	$70.9	$11,750.5
Owner/operator:
Performing		$624.5	$404.0	$213.5	$114.9	$54.2	$10.1	$1,421.2
Watch		5.4	5.5	4.2	3.6	1.6	.3	20.6
At-risk		8.1	3.8	4.0	4.5	1.1	.3	21.8
		$638.0	$413.3	$221.7	$123.0	$56.9	$10.7	$1,463.6
Total customer retail		$5,237.4	$3,927.8	$2,493.2	$1,137.6	$336.5	$81.6	$13,214.1

Total	$4,354.8	$5,829.4	$4,496.3	$3,000.6	$1,444.7	$471.5	$201.2	$19,798.5

Twelve Months Ended	REVOLVING
December 31, 2025	LOANS	2025	2024	2023	2022	2021	PRIOR	TOTAL
Gross charge-offs:
Customer retail:
Fleet		$1.3	$10.6	$37.6	$19.7	$9.0	$6.8	$85.0
Owner/operator		.3	2.1	2.6	2.9	.6	.3	8.8
Total		$1.6	$12.7	$40.2	$22.6	$9.6	$7.1	$93.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

	REVOLVING
At December 31, 2024	LOANS	2024	2023	2022	2021	2020	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$4,936.1							$4,936.1
Watch	7.1							7.1
At-risk	.9							.9
	$4,944.1							$4,944.1
Retail:
Performing	$229.8	$680.8	$641.5	$404.6	$192.8	$98.0	$141.6	$2,389.1
Watch		2.0	23.1	6.1	2.1	4.6	.4	38.3
	$229.8	$682.8	$664.6	$410.7	$194.9	$102.6	$142.0	$2,427.4
Total dealer	$5,173.9	$682.8	$664.6	$410.7	$194.9	$102.6	$142.0	$7,371.5

Customer retail:
Fleet:
Performing		$4,306.5	$2,991.4	$1,761.1	$781.9	$298.2	$71.0	$10,210.1
Watch		11.2	17.6	13.9	5.8	2.1	.9	51.5
At-risk		49.5	196.8	80.8	41.9	6.0	1.5	376.5
		$4,367.2	$3,205.8	$1,855.8	$829.6	$306.3	$73.4	$10,638.1
Owner/operator:
Performing		$524.1	$303.7	$206.2	$145.1	$57.6	$12.7	$1,249.4
Watch		2.5	12.1	8.0	2.9	1.3	.4	27.2
At-risk		.9	1.8	2.2	.9	1.0	.1	6.9
		$527.5	$317.6	$216.4	$148.9	$59.9	$13.2	$1,283.5
Total customer retail		$4,894.7	$3,523.4	$2,072.2	$978.5	$366.2	$86.6	$11,921.6

Total	$5,173.9	$5,577.5	$4,188.0	$2,482.9	$1,173.4	$468.8	$228.6	$19,293.1

Twelve Months Ended	REVOLVING
December 31, 2024	LOANS	2024	2023	2022	2021	2020	PRIOR	TOTAL
Gross charge-offs:
Customer retail:
Fleet		$.9	$19.4	$12.1	$7.5	$4.2	$7.8	$51.9
Owner/operator		.1	2.4	3.7	1.0	1.3	.8	9.3
Total		$1.0	$21.8	$15.8	$8.5	$5.5	$8.6	$61.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2025	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$4,117.7	$2,458.1	$11,412.2	$1,428.7	$19,416.7
31 – 60 days past due	5.0		137.9	16.8	159.7
Greater than 60 days past due	3.6		200.4	18.1	222.1
	$4,126.3	$2,458.1	$11,750.5	$1,463.6	$19,798.5

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2024	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$4,942.1	$2,427.4	$10,462.5	$1,266.9	$19,098.9
31 – 60 days past due	1.1		71.8	7.9	80.8
Greater than 60 days past due	.9		103.8	8.7	113.4
	$4,944.1	$2,427.4	$10,638.1	$1,283.5	$19,293.1

Accounts 31+ days past due increased by $187.6 to $381.8 at December 31, 2025, primarily due to higher past due accounts in Brasil, the U.S. and Mexico. The increase of past due accounts in Brasil and Mexico reflected a decline in market conditions, including elevated interest rates in Brasil. The increase of past due accounts in the U.S. reflected a soft truckload market and included three large fleet customers.

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2025	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$334.2	$15.5	$349.7
Amortized cost basis with no specific reserve	$3.6		18.0	6.2	27.8
Total	$3.6		$352.2	$21.7	$377.5

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2024	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$350.0	$5.5	$355.5
Amortized cost basis with no specific reserve	$.9		25.8	1.4	28.1
Total	$.9		$375.8	$6.9	$383.6

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

Year Ended December 31,	2025	2024	2023
Customer retail:
Fleet	$7.7	$3.3	$2.2
Owner/operator	.5	.3	.4
	$8.2	$3.6	$2.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

Customers Experiencing Financial Difficulty: The Company modified $351.2 and $330.2 of finance receivables for customers experiencing financial difficulty during the years ended December 31, 2025 and 2024, respectively. Generally, other than insignificant term extensions and payment delays are modifications extending terms and payment delays for more than three months. The amortized cost basis of finance receivables for other than insignificant term extensions and payment delays for customers in financial difficulty was as follows:

At December 31,	2025	2024
Customer retail:
Fleet	$173.7	$183.3
Owner/operator	4.3	.4
	$178.0	$183.7
% of total retail portfolio	1.1%	1.3%

The credit modifications granted customers additional time to pay. The financial effects of the term extensions added a weighted-average of 8 and 6 months to the life of the modified contracts for the years ended December 31, 2025 and 2024, respectively. The effect of modifications is included in the Company's historical loss information used to determine the allowance for credit losses. For certain modifications to customers experiencing financial difficulties that are at-risk at December 31, 2025 and December 31, 2024, the allowance for credit losses is based on the value of underlying collateral or a discounted cash flow analysis.

There were $145.4 finance receivables modified with customers experiencing financial difficulty during the previous twelve months that had a payment default in the year ended December 31, 2025. There were $3.5 finance receivables modified with customers experiencing financial difficulty during the previous twelve months that had a payment default in the year ended December 31, 2024. The increase in 2025 reflected two large fleet customers in the U.S., one large fleet customer in Brasil and one large fleet customer in Mexico.

Repossessions: When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at December 31, 2025 and 2024 was $93.9 and $80.9, respectively.

Proceeds from the sales of repossessed assets were $130.9, $77.2 and $27.7 for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are included in Proceeds from asset disposals in the Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Income.

F.
EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases for Truck, Parts and Other and for the Financial Services segment is presented below:

	TRUCK, PARTS AND OTHER		FINANCIAL SERVICES
At December 31,	2025	2024	2025	2024
Equipment on operating leases	$73.8	$90.4	$2,825.3	$2,858.8
Less allowance for depreciation	(16.5)	(21.2)	(956.7)	(967.4)
	$57.3	$69.2	$1,868.6	$1,891.4

Annual minimum lease payments due on Financial Services operating leases beginning January 1, 2026 are $530.6, $397.9, $261.3, $172.1, $47.6 and $.4 thereafter.

Equipment on operating leases for Truck, Parts and Other is included in Truck, Parts and Other "Other noncurrent assets, net" on the Company's Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

When the equipment sold is subject to an RVG, the full sales price is received from the customer. A liability is established for the residual value obligation with the remainder of the proceeds recorded as deferred lease revenue. These amounts, included in Truck, Parts and Other "Other liabilities" on the Company's Consolidated Balance Sheets, are summarized below:

	TRUCK, PARTS AND OTHER
At December 31,	2025	2024
Residual value guarantees	$45.6	$60.2
Deferred lease revenues	21.7	20.1
	$67.3	$80.3

Annual maturities of the RVGs beginning January 1, 2026 are $20.8, $15.6, $7.1, $.9, $1.2 and nil thereafter. The deferred lease revenue is amortized on a straight-line basis over the RVG contract period. At December 31, 2025, the annual amortization of deferred revenues beginning January 1, 2026 are $10.2, $6.7, $2.8, $2.0 and nil thereafter.

G.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment included the following:

At December 31,	USEFUL LIVES	2025	2024
Land		$370.6	$331.7
Buildings and improvements	10 - 40 years	1,934.6	1,728.7
Machinery, equipment and production tooling	3 - 20 years	6,059.1	5,571.9
Construction in progress		1,028.5	746.1
		9,392.8	8,378.4
Less allowance for depreciation		(4,887.5)	(4,392.8)
		$4,505.3	$3,985.6

H.
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

Accounts payable, accrued expenses and other included the following:

At December 31,	2025	2024
Truck, Parts and Other:
Accounts payable	$1,455.2	$1,598.7
Accrued expenses	1,056.8	916.5
Product support liabilities	819.3	743.0
Salaries and wages	380.4	397.1
Core deposits payable	336.6	311.8
Right-of-return liabilities	326.8	366.1
Other	501.2	471.9
	$4,876.3	$4,805.1

I.
PRODUCT SUPPORT LIABILITIES

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2025	2024	2023
Balance at January 1	$606.1	$767.0	$437.7
Cost accruals	580.6	616.2	739.2
Payments	(772.1)	(917.8)	(632.4)
Change in estimates for pre-existing warranties	154.4	163.2	211.9
Currency translation and other	27.2	(22.5)	10.6
Balance at December 31	$596.2	$606.1	$767.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2025	2024	2023
Balance at January 1	$1,302.2	$1,229.1	$904.9
Deferred revenues	725.4	701.1	812.4
Revenues recognized	(692.9)	(591.8)	(507.8)
Currency translation	76.4	(36.2)	19.6
Balance at December 31	$1,411.1	$1,302.2	$1,229.1

The Company expects to recognize approximately $452.4 of the remaining deferred revenues on extended warranties and R&M contracts in 2026, $403.6 in 2027, $280.6 in 2028, $176.3 in 2029, $66.5 in 2030 and $31.7 thereafter.

Product support liabilities are included in the accompanying Consolidated Balance Sheets as follows:

	WARRANTY RESERVES		DEFERRED REVENUES
At December 31,	2025	2024	2025	2024
Truck, Parts and Other:
Accounts payable, accrued expenses and other	$371.4	$354.3	$447.9	$388.7
Other liabilities	224.8	251.8	948.1	901.9
Financial Services:
Accounts payable, accrued expenses and other			4.2	3.9
Deferred taxes and other liabilities			10.9	7.7
	$596.2	$606.1	$1,411.1	$1,302.2

J.
BORROWINGS AND CREDIT ARRANGEMENTS

Financial Services borrowings included the following:

	2025		2024
	EFFECTIVE		EFFECTIVE
At December 31,	RATE	BORROWINGS	RATE	BORROWINGS
Commercial paper	3.5%	$4,635.3	4.4%	$5,484.9
Bank loans	12.2%	354.2	11.5%	518.9
		4,989.5		6,003.8
Term notes	4.7%	10,646.8	4.2%	9,891.2
	4.5%	$15,636.3	4.5%	$15,895.0

Commercial paper and term note borrowings were $15,282.1 and $15,376.1 at December 31, 2025 and 2024, respectively. Unamortized debt issuance costs, unamortized discounts and the net effect of fair value hedges were $(29.6) and $(51.7) at December 31, 2025 and 2024, respectively. The effective rate is the weighted-average rate as of December 31, 2025 and 2024 and includes the effects of interest-rate contracts.

The annual maturities of the Financial Services borrowings are as follows:

	COMMERCIAL	BANK	TERM
Beginning January 1,	PAPER	LOANS	NOTES	TOTAL
2026	$4,642.0	$205.8	$3,442.1	$8,289.9
2027		92.2	2,530.5	2,622.7
2028		35.7	2,997.1	3,032.8
2029		16.2	1,000.0	1,016.2
2030		4.2	350.0	354.2
Thereafter		.1	350.0	350.1
	$4,642.0	$354.2	$10,669.7	$15,665.9

Interest paid on borrowings was $692.8, $571.8 and $396.5 in 2025, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets, and to a lesser extent, bank loans. Bank loans were primarily issued by Nacional Financiera (NAFIN) and Banco Nacional de Desenvolvimento Economico e Social (BNDES). The medium-term notes are issued by PACCAR Financial Corp. (PFC), PACCAR Financial Europe (PFE), PACCAR Financial Mexico (PFM), PACCAR Financial Pty. Ltd. (PFPL Australia), PACCAR Financial Ltd. (PFL Canada) and Banco PACCAR S.A. (PFB).

In November 2024, the Company’s U.S. finance subsidiary, PFC, filed a shelf registration under the Securities Act of 1933. In February 2026, the Company issued $400.0 of medium-term notes under this registration. The total amount of medium-term notes outstanding for PFC as of December 31, 2025 was $7,700.0. The registration expires in November 2027 and does not limit the principal amount of debt securities that may be issued during that period.

As of December 31, 2025, the Company’s European finance subsidiary, PFE, had €750.0 available for issuance under a €2,500.0 medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program renews annually and expires in May 2026.

In August 2021, PFM registered a 10,000.0 Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5,000.0 Mexican pesos. At December 31, 2025, 6,000.0 Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PFPL Australia, established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL Australia as of December 31, 2025 was 900.0 Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PFL Canada, established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. There were no borrowings under this program as of December 31, 2025.

The Company’s Brazilian subsidiary, PFB, established a lending program in December 2021 with the local development bank, BNDES, for qualified customers to receive preferential conditions and generally market interest rates. This program is limited to 2,514.2 Brazilian reais and has 1,025.9 Brazilian reais outstanding as of December 31, 2025. The Brazilian subsidiary also established a Letra Financeira (LF) program in May 2024, and the program does not limit the principal amount of debt securities that may be issued under the program. A total of 500.0 Brazilian reais medium-term notes were outstanding as of December 31, 2025.

The Company has line of credit arrangements of $5,643.0, of which $5,281.1 were unused at December 31, 2025. Included in these arrangements are $4,000.0 of committed bank facilities, of which $1,500.0 expires in June 2026, $1,250.0 expires in June 2028 and $1,250.0 expires in June 2030. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the year ended December 31, 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

The components of lease expense were as follows:

Year Ended December 31,	2025	2024	2023
Finance lease cost
Amortization of right-of-use assets and interest	$.7	$.6	$1.1
Operating lease cost	24.0	23.4	17.5
Short-term lease cost	2.2	2.7	3.7
Variable lease cost	2.9	2.9	2.4
Total lease cost	$29.8	$29.6	$24.7

Balance sheet information related to leases was as follows:

	2025		2024
At December 31,	OPERATING LEASES	FINANCE LEASES	OPERATING LEASES	FINANCE LEASES
TRUCK, PARTS AND OTHER:
Other noncurrent assets, net	$58.2	$.9	$65.6	$1.7
FINANCIAL SERVICES:
Other assets	3.6		4.8
Total right-of-use assets	$61.8	$.9	$70.4	$1.7

TRUCK, PARTS AND OTHER:
Accounts payable, accrued expenses and other	$17.7	$.7	$16.3	$.7
Other liabilities	42.3	.2	50.6	.9
FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	1.5		1.7
Deferred taxes and other liabilities	1.4		2.9
Total lease liabilities	$62.9	$.9	$71.5	$1.6

The weighted-average remaining lease term and discount rate were as follows at December 31:

	2025		2024
	OPERATING LEASES	FINANCE LEASES	OPERATING LEASES	FINANCE LEASES
Weighted-average remaining lease term	4.5 years	1.9 years	5.1 years	2.5 years
Weighted-average discount rate	5.2%	2.3%	4.6%	2.0%

Maturities of lease liabilities are as follows:

Beginning January 1,	OPERATING LEASES	FINANCE LEASES
2026	$21.8	$.7
2027	17.3	.1
2028	11.8	.1
2029	6.8
2030	4.4
Thereafter	9.0
Total lease payments	71.1	.9
Less: interest	(8.2)
Total lease liabilities	$62.9	$.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

Cash flow information related to leases was as follows:

Year Ended December 31,	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24.1	$27.0	$17.0
Financing cash flows from finance leases	.7	.6	1.1

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	11.4	27.1	39.5
Finance leases	.2		1.3

L.
COMMITMENTS AND CONTINGENCIES

At December 31, 2025, PACCAR had standby letters of credit and surety bonds totaling $52.1, from third-party financial institutions, in the normal course of business, which guarantee various insurance, financing and other activities. At December 31, 2025, PACCAR’s financial services companies, in the normal course of business, had outstanding commitments to fund new loan and lease transactions amounting to $812.4. The commitments generally expire in 90 days. The Company had other commitments, primarily to purchase production inventory, equipment and commodities amounting to $194.0, $101.6, $84.2, $74.7, $86.4 and $41.5 for 2026, 2027, 2028, 2029, 2030 and beyond, respectively.

The Company is involved in various stages of investigations and cleanup actions in different countries related to environmental matters. In certain of these matters, the Company has been designated as a “potentially responsible party” by domestic and foreign environmental agencies. The Company has accrued the estimated costs to investigate and complete cleanup actions where it is probable that the Company will incur such costs in the future. Expenditures related to environmental activities for the years ended December 31, 2025, 2024 and 2023 were $1.5, $4.4 and $3.0, respectively.

While the timing and amount of the ultimate costs associated with future environmental cleanup cannot be determined, management expects that these matters will not have a significant effect on the Company’s consolidated financial position.

On July 19, 2016, the European Commission (EC) concluded its investigation of all major European truck manufacturers and reached a settlement with DAF Trucks N.V., DAF Trucks Deutschland GmbH and PACCAR Inc (collectively “the Company”). Following the settlement, certain EC-related claims and lawsuits have been filed in various jurisdictions primarily in Europe against all major European truck manufacturers including the Company and certain subsidiaries. These claims and lawsuits include individual and collective proceedings seeking monetary damages, including class actions in the United Kingdom (U.K.), the Netherlands and Israel. In certain jurisdictions, additional claimants may bring EC-related claims and lawsuits.

Several European courts have issued judgments; some have been favorable while others have been unfavorable and have been appealed. The Company believes it has meritorious defenses to all pending legal claims. In the first quarter 2023, the Company recorded a pre-tax charge of $600.0 ($446.4 after-tax) for the estimable total cost. The Company has settled with a significant majority of claimants and continues to pursue appropriate resolutions. Due to ongoing settlement costs, the Company updated its estimate and recorded an additional pre-tax charge of $350.0 ($264.5 after-tax) for the total estimable remaining costs in Interest and other expenses (income), net in the first quarter of 2025.

PACCAR is also a defendant in various other legal proceedings and, in addition, there are various other contingent liabilities arising in the normal course of business. After consultation with legal counsel, management does not anticipate that disposition of these various other proceedings and contingent liabilities will have a material effect on the consolidated financial statements.

M.
EMPLOYEE BENEFITS

Severance Costs: The Company incurred severance expense in 2025, 2024 and 2023 of $31.3, $13.5 and $.6, respectively.

Defined Benefit Pension Plans: The Company has several defined benefit pension plans, which cover a majority of its employees. The Company evaluates its actuarial assumptions on an annual basis and considers changes based upon market conditions and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

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

The Company funds its pensions in accordance with applicable employee benefit and tax laws. The Company contributed $24.5 to its pension plans in 2025 and $40.8 in 2024. The Company expects to contribute in the range of $25 to $75 to its pension plans in 2026, of which $11.3 is estimated to satisfy minimum funding requirements. Annual benefits expected to be paid beginning January 1, 2026 are $160.6, $137.1, $150.6, $154.4, $169.2 and a total of $945.9 for the five years thereafter.

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

The following information details the allocation of plan assets by investment type. See Note Q for definitions of fair value levels.

		FAIR VALUE HIERARCHY
At December 31, 2025	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$1,083.1	$1,083.1
Global equities					911.9	911.9
Total equities	45 - 55%				1,995.0	1,995.0

Fixed income:
U.S. fixed income		$231.0	$352.9	$583.9	$826.7	$1,410.6
Non-U.S. fixed income			37.7	37.7	575.4	613.1
Total fixed income	45 - 55%	231.0	390.6	621.6	1,402.1	2,023.7
Cash and other			46.3	46.3	.1	46.4
Total plan assets		$231.0	$436.9	$667.9	$3,397.2	$4,065.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

		FAIR VALUE HIERARCHY
At December 31, 2024	TARGET	LEVEL 1	LEVEL 2	TOTAL	MEASURED AT NAV	TOTAL
Equities:
U.S. equities					$1,072.7	$1,072.7
Global equities					840.4	840.4
Total equities	45 - 65%				1,913.1	1,913.1

Fixed income:
U.S. fixed income		$129.1	$257.7	$386.8	$708.8	$1,095.6
Non-U.S. fixed income			36.4	36.4	490.2	526.6
Total fixed income	35 - 55%	129.1	294.1	423.2	1,199.0	1,622.2
Cash and other			82.8	82.8	.2	83.0
Total plan assets		$129.1	$376.9	$506.0	$3,112.3	$3,618.3

The following weighted-average assumptions relate to all pension plans of the Company:

At December 31,	2025	2024
Discount rate	5.5%	5.5%
Rate of increase in future compensation levels	3.8%	3.9%
Assumed long-term rate of return on plan assets	6.7%	6.7%

The components of the change in projected benefit obligation and change in plan assets are as follows:

At December 31,	2025	2024
Change in projected benefit obligation:
Benefit obligation at January 1	$2,765.9	$2,903.3
Service cost	95.4	107.6
Interest cost	144.5	135.0
Benefits paid from plan assets	(127.9)	(119.3)
Actuarial gain	(49.8)	(224.0)
Currency translation and other	48.2	(37.7)
Participant contributions	.6	1.0
Projected benefit obligation at December 31	$2,876.9	$2,765.9

Change in plan assets:
Fair value of plan assets at January 1	$3,618.3	$3,494.1
Employer contributions	24.5	40.8
Actual gain on plan assets	478.2	234.0
Benefits paid from plan assets	(127.9)	(119.3)
Currency translation and other	71.4	(32.3)
Participant contributions	.6	1.0
Fair value of plan assets at December 31	$4,065.1	$3,618.3
Funded status at December 31	$1,188.2	$852.4

At December 31,	2025	2024
Amounts recorded on Balance Sheets:
Other noncurrent assets, net	$1,344.3	$995.8
Accounts payable, accrued expenses and other	38.8	29.4
Other liabilities	117.3	114.0
Accumulated other comprehensive loss:
Actuarial gain	(293.6)	(80.2)
Prior service cost	12.7	10.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

Of the December 31, 2025 amounts in accumulated other comprehensive loss, $4.0 of unrecognized actuarial loss and $1.6 of unrecognized prior service cost are expected to be amortized into net pension expense in 2026.

The accumulated benefit obligation for all pension plans of the Company was $2,561.9 and $2,389.9 at December 31, 2025 and 2024, respectively.

Information for all plans with an accumulated benefit obligation in excess of plan assets is as follows:

At December 31,	2025	2024
Projected benefit obligation	$147.2	$140.4
Accumulated benefit obligation	140.7	126.4
Fair value of plan assets	5.4	4.6

The components of pension expense are as follows:

Year Ended December 31,	2025	2024	2023
Service cost	$95.4	$107.6	$94.0
Interest on projected benefit obligation	144.5	135.0	127.5
Expected return on assets	(251.7)	(243.7)	(230.3)
Amortization of prior service costs	1.4	1.4	1.4
Recognized actuarial loss	1.9	7.2	4.7
Settlement and curtailment costs	2.0
Net pension (gain) expense	$(6.5)	$7.5	$(2.7)

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

Multi-employer Plans: The Company participates in multi-employer plans in the U.S. and Europe. These are typically under collective bargaining agreements and cover its union-represented employees. The Company’s participation in the following multi-employer plans for the years ended December 31 are as follows:

		PENSION PLAN		COMPANY CONTRIBUTIONS
PENSION PLAN	EIN	NUMBER	SURCHARGE	2025	2024	2023
Metal and Electrical Engineering Industry Pension Fund		135668	Yes	$49.4	$48.4	$46.1
Western Metal Industry Pension Plan	91-6033499	001	Yes	3.5	4.3	4.5
Other plans				.6	1.1	1.2
				$53.5	$53.8	$51.8

The Company contributions shown in the table above approximate the multi-employer pension expense for each of the years ended December 31, 2025, 2024 and 2023, respectively.

Metal and Electrical Engineering Industry Pension Fund is a multi-employer union plan incorporating all DAF employees in the Netherlands and is covered by a collective bargaining agreement that will expire on December 31, 2026. The Company’s contributions were less than 5% of the total contributions to the plan for the last three reporting periods ending December 2025. The plan is required by law (the Netherlands Pension Act) to have a minimum coverage ratio in excess of 104.4% and a policy coverage ratio in excess of 119.1% (weighted coverage ratio of the last 12 months). Because the actual coverage ratio of 125.3% at December 31, 2025 is above the required threshold, the funding improvement plan is no longer required. Based on the previous funding improvement plan, the required coverage of 119.1% was expected to be reached by the end of 2033.

The Western Metal Industry Pension Plan is located in the U.S. and is covered by a collective bargaining agreement that will expire on November 2, 2030. In accordance with the U.S. Pension Protection Act of 2006, the plan continued to be certified as critical (red) for the 2025 plan year and a rehabilitation plan has been implemented requiring additional contributions as long as the plan remains in critical status. Contributions by the Company were 21% and 26% of the total contributions to the plan for the years ended December 31, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

Other plans are principally located in the U.S. and the Company’s contributions to these plans for the years ended December 31, 2025 and 2024 were less than 5% of each plan’s total contributions.

There were no significant changes for the multi-employer plans in the periods presented that affected comparability between periods.

Defined Contribution Plans: The Company maintains several defined contribution benefit plans whereby it contributes designated amounts on behalf of participant employees. The largest plan is for U.S. salaried employees where the Company matches a percentage of employee contributions up to an annual limit. The match was 5% of eligible pay in 2025, 2024 and 2023. Other plans are principally located in Australia, the Netherlands, Canada, United Kingdom and Germany. Expenses for these plans were $68.5, $73.7 and $65.4 in 2025, 2024 and 2023, respectively.

N.
INCOME TAXES

The Company’s tax rate is based on income and statutory tax rates in the various jurisdictions in which the Company operates. Tax law requires certain items to be included in or excluded from the Company’s tax returns, and in some cases to be recognized in different times than the items reflected in the Company’s financial statements. As a result, the Company’s annual tax rate reflected in its financial statements is different than that reported in its tax returns. Some of these differences are permanent, such as expenses that are not deductible in the Company’s tax return, and some differences reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. The Company establishes valuation allowances for its deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The components of the Company’s income before income taxes include the following:

Year Ended December 31,	2025	2024	2023
Domestic	$2,095.6	$3,525.1	$3,913.7
Foreign	927.9	1,875.8	1,804.5
	$3,023.5	$5,400.9	$5,718.2

The components of the Company’s provision for income taxes include the following:

Year Ended December 31,	2025	2024	2023
Current provision:
Federal	$44.2	$679.2	$845.5
State	63.0	158.2	179.8
Foreign	207.4	480.8	395.8
	314.6	1,318.2	1,421.1
Deferred obligation (benefit):
Federal	293.6	(65.8)	(141.5)
State	17.4	(7.1)	(24.4)
Foreign	22.1	(6.4)	(137.8)
	333.1	(79.3)	(303.7)
	$647.7	$1,238.9	$1,117.4

Tax benefits recognized for net operating loss (NOL) carryforwards were $9.5, $8.3 and $118.2 for the years ended 2025, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

A reconciliation of the statutory U.S. federal tax rate to the effective income tax rate is as follows:

	2025		2024		2023
Statutory Tax	$634.9	21.0%	$1,134.2	21.0%	$1,200.8	21.0%
Effect of:
Domestic Federal
Tax Credits
Research and development tax credit	(60.4)	(2.0)	(48.2)	(.9)	(39.5)	(.7)
Other	(.3)		(.5)
Cross-border tax laws
Foreign-derived intangible income	(6.5)	(.2)	(36.0)	(.7)	(43.2)	(.8)
Other	(3.2)	(.1)	(.3)		3.3
Other Domestic Federal	(18.0)	(.6)	(10.8)	(.2)	(8.0)	(.1)
Domestic state and local income taxes, net of federal income tax effect	66.5	2.2	120.0	2.2	124.0	2.2
Foreign
Brasil
Brasil valuation allowance release					(119.7)	(2.1)
Other	(2.0)	(.1)	13.5	.2	(6.9)	(.1)
Other foreign jurisdictions	36.7	1.2	67.0	1.3	6.6	.1
Total Tax Provision	$647.7	21.4%	$1,238.9	22.9%	$1,117.4	19.5%

The states that contribute to the majority of the effect of the domestic state income tax expense include California, Minnesota, Tennessee, Georgia, Wisconsin and Maryland.

At December 31, 2025, the Company had NOL carryforwards totaling $441.0, consisting of $357.0 attributable to foreign subsidiaries and $84.0 related to U.S. state jurisdictions. The related NOL deferred tax asset was $116.6, against which a $5.9 valuation allowance has been recorded. The NOL carryforwards have varying expirations periods ranging from three years to indefinite, including $313.9 of foreign subsidiaries’ NOLs that do not expire. Some NOLs are subject to certain limitations under applicable laws. The Company evaluates the realizability of its NOL carryforwards on a regular basis, considering both historical results and projected future results.

In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. Key provisions of OBBBA include reinstating a 100% deduction of qualifying research and development costs beginning in 2025, as well as a deduction for previously capitalized research and development costs, and 100% bonus depreciation for qualified property. The Company recognized the income tax timing effects of OBBBA in its 2025 financial statements, including a reduction of $365.8 in deferred tax assets as of December 31, 2025. Also from the OBBBA adoption, the Company became subject to corporate alternative minimum tax (CAMT) and recorded $42.3 of CAMT credit carryforwards at December 31, 2025. These tax credit carryforwards do not expire and are expected to be used to offset future federal income tax liabilities and, accordingly, did not impact the Company’s effective tax rate for 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

The tax effects of temporary differences representing deferred tax assets and liabilities are as follows:

At December 31,	2025	2024
Assets:
Accrued liabilities	$308.5	$308.2
R&D expense capitalization		365.8
NOL, CAMT and other credit carryforwards	170.1	110.3
Inventory adjustments	76.3	62.9
Allowance for losses on receivables	75.6	50.6
Other	159.5	127.5
	790.0	1,025.3
Valuation allowance	(5.9)	(1.6)
	784.1	1,023.7
Liabilities:
Financial Services leasing depreciation	(579.6)	(559.5)
Depreciation and amortization	(250.0)	(231.5)
Postretirement benefit plans	(296.8)	(210.3)
Other	(53.9)	(98.7)
	(1,180.3)	(1,100.0)
Net deferred tax liability	$(396.2)	$(76.3)

The balance sheet classifications of the Company’s deferred tax assets and liabilities are as follows:

At December 31,	2025	2024
Truck, Parts and Other:
Other noncurrent assets, net	$230.0	$485.2
Other liabilities	(170.3)	(102.7)
Financial Services:
Other assets	76.1	60.1
Deferred taxes and other liabilities	(532.0)	(518.9)
Net deferred tax liability	$(396.2)	$(76.3)

As of December 31, 2025, the Company intends to indefinitely reinvest its foreign earnings and cash unless such repatriation results in no or minimal tax costs. For the earnings the Company intends to indefinitely reinvest, no deferred tax liabilities for foreign withholding or other taxes have been recorded.

Income taxes paid (net of refunds) for the years ending December 31:

	2025	2024	2023
U.S. federal	$277.4	$709.5	$856.8
U.S. state and local	55.9	137.7	201.3
Foreign:
Mexico	129.2	97.7	69.8
Australia	52.8	74.9	72.0
Canada	46.9	61.9	44.6
Netherlands	26.6	131.0	163.8
Other foreign jurisdictions	57.5	106.0	91.0
Total income tax payments (net of refunds)	$646.3	$1,318.7	$1,499.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2025	2024	2023
Balance at January 1	$38.9	$31.2	$27.8
Additions for tax positions related to the current year	1.2	9.4	7.7
Additions for tax positions related to prior years	4.3	3.9	2.6
Reductions for tax positions related to prior years	(9.2)		(1.6)
Lapse of statute of limitations	(7.3)	(5.6)	(5.3)
Balance at December 31	$27.9	$38.9	$31.2

The Company had $27.9, $38.9 and $31.2 of unrecognized tax benefits, all of which would impact the effective tax rate, if recognized, as of December 31, 2025, 2024 and 2023, respectively.

The Company recognized a $.3 net benefit in 2025, and interest expense of $1.1 and $.8 in 2024 and 2023, respectively. Accrued interest expense and penalties were $2.4, $2.7 and $1.7 as of December 31, 2025, 2024 and 2023, respectively. Interest and penalties are classified as Income taxes in the Consolidated Statements of Income.

The Company believes it is reasonably possible that approximately $8.5 of unrecognized tax benefits, primarily related to research and development tax credits, may be resolved within the next 12 months. As of December 31, 2025, the statute of limitations has lapsed for U.S. federal income tax purposes for all years prior to 2022. The Company’s open years for tax examinations in other major jurisdictions include 2011 through 2025.

O.
STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss): The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity, consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2025	$32.5	$(.7)	$69.7	$(1,214.8)	$(1,113.3)
Recorded into AOCI	(168.8)	19.2	207.3	574.6	632.3
Reclassified out of AOCI	139.7	.7	3.9		144.3
Net other comprehensive (loss) income	(29.1)	19.9	211.2	574.6	776.6
Balance at December 31, 2025	$3.4	$19.2	$280.9	$(640.2)	$(336.7)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2024	$(11.0)	$(13.9)	$(110.3)	$(558.7)	$(693.9)
Recorded into AOCI	204.2	15.5	173.1	(656.1)	(263.3)
Reclassified out of AOCI	(160.7)	(2.3)	6.9		(156.1)
Net other comprehensive income (loss)	43.5	13.2	180.0	(656.1)	(419.4)
Balance at December 31, 2024	$32.5	$(.7)	$69.7	$(1,214.8)	$(1,113.3)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2023	$35.1	$(43.6)	$(110.9)	$(834.0)	$(953.4)
Recorded into AOCI	(137.9)	32.4	(4.0)	275.3	165.8
Reclassified out of AOCI	91.8	(2.7)	4.6		93.7
Net other comprehensive (loss) income	(46.1)	29.7	.6	275.3	259.5
Balance at December 31, 2023	$(11.0)	$(13.9)	$(110.3)	$(558.7)	$(693.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

Reclassifications out of AOCI during the years ended December 31, 2025, 2024 and 2023 were as follows:

	LINE ITEM IN THE CONSOLIDATED	AMOUNT RECLASSIFIED OUT OF AOCI
AOCI COMPONENTS	STATEMENTS OF INCOME	2025	2024	2023
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$5.6	$(12.1)	$31.9
	Cost of sales and revenues	(29.9)	(28.8)	2.2
	Interest and other expenses (income), net	39.3	(15.6)	(.9)
Commodity contracts	Cost of sales and revenues	(.4)	13.1	4.2
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	14.8	(7.3)	(2.1)
Interest-rate contracts	Interest and other borrowing expenses	146.2	(149.5)	76.5
	Pre-tax expense increase (reduction)	175.6	(200.2)	111.8
	Tax (benefit) expense	(35.9)	39.5	(20.0)
	After-tax expense increase (reduction)	139.7	(160.7)	91.8
Unrealized losses (gains) on marketable debt securities:
Marketable debt securities	Investment income	1.0	(3.0)	(3.6)
	Tax (benefit) expense	(.3)	.7	.9
	After-tax income reduction (increase)	.7	(2.3)	(2.7)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other expenses (income), net	1.9	7.2	4.7
Prior service costs	Interest and other expenses (income), net	1.4	1.4	1.4
Settlement and curtailment costs	Interest and other expenses (income), net	2.0
	Pre-tax expense increase	5.3	8.6	6.1
	Tax benefit	(1.4)	(1.7)	(1.5)
	After-tax expense increase	3.9	6.9	4.6
Total reclassifications out of AOCI		$144.3	$(156.1)	$93.7

Other Capital Stock Changes: The Company purchased and retired .4 million treasury shares in 2025 and nil in 2024 and 2023.

P.
DERIVATIVE FINANCIAL INSTRUMENTS

As part of its risk management strategy, the Company enters into derivative contracts to hedge against the risks of interest rates, foreign currency rates and commodity prices.

Interest-Rate Contracts: The Company enters into various interest-rate contracts, including interest-rate swaps and cross currency interest-rate swaps. Interest-rate swaps involve the exchange of fixed for floating-rate or floating for fixed rate interest payments based on the contractual notional amounts in a single currency. Cross currency interest-rate swaps involve the exchange of notional amounts and interest payments in different currencies. The Company is exposed to interest-rate and exchange-rate risk caused by market volatility as a result of its borrowing activities. The objective of these contracts is to mitigate the fluctuations on earnings, cash flows and fair value of borrowings. Net amounts paid or received are reflected as adjustments to interest expense.

At December 31, 2025, the notional amount of the Company’s interest-rate contracts was $4,390.7 with amounts expiring over the next 8.2 years. Notional maturities for all interest-rate contracts are $1,278.9 for 2026, $860.1 for 2027, $833.4 for 2028, $972.5 for 2029, $33.8 for 2030 and $412.0 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At December 31, 2025, the notional amount of the outstanding foreign-exchange contracts was $1,668.1. Foreign-exchange contracts typically mature within one year.

Commodity Contracts: The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks. The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. At December 31, 2025, the notional amount of the outstanding commodity contracts was $10.7. Commodity contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and net amounts of derivative financial instruments:

At December 31,	2025		2024
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$50.0		$132.2
Deferred taxes and other liabilities		$76.8		$41.1
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	11.9		67.6
Accounts payable, accrued expenses and other		84.3		3.0
Financial Services:
Other assets			5.8
Deferred taxes and other liabilities		4.2
Commodity contracts:
Truck, Parts and Other:
Other current assets	.3
	$62.2	$165.3	$205.6	$44.1
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.5		$1.2
Accounts payable, accrued expenses and other		$.9		$2.4
Financial Services:
Other assets	.3		.2
Deferred taxes and other liabilities		.1		.2
	$.8	$1.0	$1.4	$2.6
Gross amounts recognized in Balance Sheets	$63.0	$166.3	$207.0	$46.7
Less amounts not offset in financial instruments, subject to enforceable master netting arrangements:
Truck, Parts and Other:
Foreign-exchange contracts	$(.4)	$(.4)	$(.9)	$(.9)
Commodity contracts
Financial Services:
Interest-rate contracts	(15.6)	(15.6)	(11.4)	(11.4)
Net amount	$47.0	$150.3	$194.7	$34.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

The following table presents the amount of loss (gain) from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

Year Ended December 31,	2025		2024		2023
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$5.6		$(12.1)		$31.9
Cost of sales and revenues
Cash flow hedges		(29.9)		(28.8)		2.2
Derivatives not designated as hedging instruments		(1.5)				(5.1)
Interest and other expenses (income), net
Cash flow hedges		39.3		(9.2)		12.8
Net investment hedges		(12.6)		(9.8)		(8.7)
Derivatives not designated as hedging instruments		12.1		(10.2)		8.8
		$13.0		$(70.1)		$41.9
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$146.2	$14.8	$(149.5)	$(5.0)	$76.5	$1.8
Fair value hedges	2.1		9.3		9.8
Derivatives not designated as hedging instruments		(5.2)		9.7		1.7
	$148.3	$9.6	$(140.2)	$4.7	$86.3	$3.5
Total	$148.3	$22.6	$(140.2)	$(65.4)	$86.3	$45.4

The (gain) loss from commodity contracts recorded in cost of sales and revenue was $(.4), $13.1 and $4.2 for the years ended 2025, 2024 and 2023, respectively.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

At December 31,	2025	2024
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$753.7	$543.1
Cumulative basis adjustment increase (decrease) included in the carrying amount	3.9	(8.6)

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of nil and $(2.9) as of December 31, 2025 and 2024, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and some foreign-exchange contracts and commodity contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The Company elected to exclude the forward premium component (excluded component) on some foreign-exchange cash flow hedges and amortize the excluded component over the life of the derivative instruments. The amortization of the excluded component is recognized in Interest and other expenses (income), net in the Truck, Parts and Other segment and Interest and other borrowing expenses in the Financial Services segment in the Consolidated Statements of Income. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

The following table presents the pre-tax effect of (loss) gain on cash flow hedges recognized in other comprehensive income (loss) (OCI):

Year Ended December 31,	2025		2024		2023
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE	RATE	EXCHANGE
(Loss) gain recognized in OCI:
Truck, Parts and Other		$(35.6)		$88.9		$(65.7)
Financial Services	$(162.9)	(16.9)	$176.9	9.2	$(110.5)	1.8
	$(162.9)	$(52.5)	$176.9	$98.1	$(110.5)	$(63.9)

The pre-tax effect of gain (loss) on commodity hedges recognized in other comprehensive income (OCI) for Truck, Parts and Other was $.7, $(13.9) and $(.5) in 2025, 2024 and 2023, respectively.

The amount of loss in AOCI at December 31, 2025 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $40.7, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of losses reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur were $.1 for the year ended December 31, 2025, $2.8 for the year ended December 31, 2024 and nil for the year ended December 31, 2023.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). The notional amount of the outstanding net investment hedges was $638.1, $553.8 and $443.6 at December 31, 2025, 2024 and 2023, respectively. The pre-tax (loss) gain recognized in OCI for the net investment hedges was $(101.4), $32.6 and $(8.2) at December 31, 2025, 2024 and 2023, respectively.

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

December 31, 2025, 2024 and 2023 (currencies in millions)

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At December 31, 2025	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$344.5	$344.5
U.S. taxable municipal / non-U.S. provincial bonds		421.6	421.6
U.S. corporate securities		940.3	940.3
U.S. government securities	$436.2		436.2
Non-U.S. corporate securities		639.7	639.7
Non-U.S. government securities		213.8	213.8
Other debt securities		207.8	207.8
Total marketable debt securities	$436.2	$2,767.7	$3,203.9
Marketable equity securities	$3.8		$3.8
Total marketable securities	$440.0	$2,767.7	$3,207.7
Derivatives
Cross currency swaps		$30.0	$30.0
Interest-rate swaps		20.0	20.0
Foreign-exchange contracts		12.7	12.7
Commodity contracts		.3	.3
Total derivative assets		$63.0	$63.0
Liabilities:
Derivatives
Cross currency swaps		$67.1	$67.1
Interest-rate swaps		9.7	9.7
Foreign-exchange contracts		89.5	89.5
Total derivative liabilities		$166.3	$166.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

At December 31, 2024	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$303.7	$303.7
U.S. taxable municipal / non-U.S. provincial bonds		380.1	380.1
U.S. corporate securities		864.2	864.2
U.S. government securities	$285.7		285.7
Non-U.S. corporate securities		608.1	608.1
Non-U.S. government securities		164.3	164.3
Other debt securities		166.4	166.4
Total marketable debt securities	$285.7	$2,486.8	$2,772.5
Marketable equity securities	$6.3		$6.3
Total marketable securities	$292.0	$2,486.8	$2,778.8
Derivatives
Cross currency swaps		$121.3	$121.3
Interest-rate swaps		10.9	10.9
Foreign-exchange contracts		74.8	74.8
Total derivative assets		$207.0	$207.0
Liabilities:
Derivatives
Cross currency swaps		$28.7	$28.7
Interest-rate swaps		12.4	12.4
Foreign-exchange contracts		5.6	5.6
Total derivative liabilities		$46.7	$46.7

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

At December 31,	2025		2024
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$9,928.0	$10,118.4	$8,900.6	$8,889.3
Liabilities:
Financial Services fixed rate debt	10,453.1	10,570.6	9,922.2	9,917.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions, except per share data)

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

The Company recognizes compensation cost on these options and restricted stock awards on a straight-line basis over the requisite period the employee is required to render service less estimated forfeitures based on historical experience. The plans contain antidilution provisions. The maximum number of shares of the Company’s common stock authorized for issuance under these plans is 70.0 million shares, and as of December 31, 2025, the maximum number of shares available for future grants was 13.7 million.

The assumptions used in determining the fair value of the option awards for each of the grant years are as follows:

	2025	2024	2023
Risk-free interest rate	4.59%	4.21%	3.84%
Expected volatility	27%	27%	26%
Expected dividend yield	3.9%	4.4%	4.5%
Expected term	6 years	6 years	6 years
Weighted-average grant date fair value of options per share	$23.44	$20.08	$13.17

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

The fair value of options granted was $15.5, $13.5 and $11.9 for the years ended December 31, 2025, 2024 and 2023, respectively. The fair value of options vested was $11.2, $7.4 and $6.8 during the years ended December 31, 2025, 2024 and 2023, respectively.

A summary of activity under the Company’s stock plans is presented below:

	2025	2024	2023
Intrinsic value of options exercised	$38.9	$56.8	$41.2
Cash received from stock option exercises	43.6	52.0	51.7
Tax benefit related to stock award exercises	11.6	8.0	5.4
Stock-based compensation	24.1	22.9	21.2
Tax benefit related to stock-based compensation	2.5	2.1	1.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions, except per share data)

The summary of options as of December 31, 2025 and changes during the year then ended are presented below:

		PER SHARE	REMAINING	AGGREGATE
	NUMBER	EXERCISE	CONTRACTUAL	INTRINSIC
	OF SHARES	PRICE*	LIFE IN YEARS*	VALUE
Options outstanding at January 1	3,435,800	$68.77
Granted	660,000	109.13
Exercised	(777,000)	56.11
Cancelled	(194,000)	96.72
Options outstanding at December 31	3,124,800	$78.71	6.68	$96.3
Vested and expected to vest	3,003,300	$77.64	6.61	$95.7
Exercisable	1,266,400	$57.29	4.71	$66.1

* Weighted-average

The fair value of restricted shares is determined based upon the stock price on the date of grant. The summary of nonvested restricted shares as of December 31, 2025 and changes during the year then ended is presented below:

	NUMBER	GRANT DATE
NONVESTED SHARES	OF SHARES	FAIR VALUE*
Nonvested awards outstanding at January 1	245,400	$82.07
Granted	125,700	108.21
Vested	(172,500)	84.38
Forfeited	(8,600)	87.29
Nonvested awards outstanding at December 31	190,000	$97.03

* Weighted-average

As of December 31, 2025, there was $10.7 of total unrecognized compensation cost related to nonvested stock options, which is recognized over a remaining weighted-average vesting period of 1.51 years. Unrecognized compensation cost related to nonvested restricted stock awards of $1.9 is expected to be recognized over a remaining weighted-average vesting period of 1.19 years.

The dilutive and antidilutive options are shown separately in the table below:

Year Ended December 31,	2025	2024	2023
Additional shares	857,500	1,261,900	1,099,000
Antidilutive options	1,330,500	671,000	891,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

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

Other: Included in Other is sales, income and expenses not attributable to a reportable segment, as well as the Company’s industrial winch manufacturing business through October 31, 2024. In the fourth quarter of 2024 PACCAR sold its industrial winch business. The resulting gain on sale is included in Truck, Parts and Other "Interest and other expenses (income), net" on the Company's Consolidated Statements of Income. The primary items in Other include non-service cost components of pension expense, certain corporate income and expenses and a charge for civil litigation claims in Europe for 2025 and 2023. Intercompany interest (expense) income on dealer wholesale financing of $(67.2), $(80.9) and $(91.2), and on cash advances with the financial services companies of $11.7, $13.6 and $12.4 for 2025, 2024 and 2023, respectively, are also included.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

Geographic Area Data	2025	2024	2023
Net sales and revenues:
United States	$15,429.9	$18,664.5	$18,841.6
Europe	6,945.9	6,962.6	8,741.4
Other	6,069.0	8,036.7	7,544.4
	$28,444.8	$33,663.8	$35,127.4
Property, plant and equipment, net:
United States	$2,363.9	$2,124.1	$1,950.9
The Netherlands	858.3	697.7	654.0
Belgium	505.8	479.9	550.4
Other	777.3	683.9	624.8
	$4,505.3	$3,985.6	$3,780.1
Equipment on operating leases, net:
Mexico	$443.8	$405.4	$420.2
United States	355.2	507.7	524.9
Spain	223.3	216.6	303.3
France	205.0	204.2	223.5
Poland	167.7	127.7	187.9
Germany	165.0	179.1	247.1
The Netherlands	50.8	62.3	137.8
Other	315.1	257.6	258.3
	$1,925.9	$1,960.6	$2,303.0

	2025
Business Segment Data	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$19,748.0	$6,946.3	$(3.9)	$26,690.4	$2,209.7	$28,900.1
Less intersegment	(382.7)	(72.6)		(455.3)		(455.3)
External Customers	$19,365.3	$6,873.7	$(3.9)	$26,235.1	$2,209.7	$28,444.8
Cost of sales and revenues	17,904.8	4,818.7	13.2	22,736.7		22,736.7
Research and development	321.7	123.8		445.5		445.5
Selling, general and administrative	237.7	257.8	81.1	576.6	159.2	735.8
Interest and other borrowing expenses					783.0	783.0
Depreciation and other expenses					657.6	657.6
Provision for losses on receivables					124.5	124.5
Other segment expenses, net*	30.3	5.4	248.6	284.3		284.3
	$870.8	$1,668.0	$(346.8)	$2,192.0	$485.4	$2,677.4
Investment income						346.1
Income (loss) before income taxes	$870.8	$1,668.0	$(346.8)	$2,192.0	$485.4	$3,023.5

Depreciation and amortization:	$367.3	$15.7	$24.7	$407.7	$419.7	$827.4

Expenditures for long-lived assets:	$668.8	$19.4	$40.1	$728.3	$643.7	$1,372.0

* In 2025, Other includes a $350.0 charge related to civil litigation in Europe (EC-related claims) which is discussed in Note L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023 (currencies in millions)

	2024
Business Segment Data	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$25,274.2	$6,743.9	$59.5	$32,077.6	$2,099.5	$34,177.1
Less intersegment	(435.8)	(77.5)		(513.3)		(513.3)
External Customers	$24,838.4	$6,666.4	$59.5	$31,564.3	$2,099.5	$33,663.8
Cost of sales and revenues	21,389.8	4,604.4	75.4	26,069.6		26,069.6
Research and development	343.6	108.7	.6	452.9		452.9
Selling, general and administrative	254.2	246.4	84.4	585.0	159.0	744.0
Interest and other borrowing expenses					710.8	710.8
Depreciation and other expenses					718.5	718.5
Provision for losses on receivables					75.6	75.6
Other segment (income) expenses, net	(1.8)	2.4	(114.4)	(113.8)		(113.8)
	$2,852.6	$1,704.5	$13.5	$4,570.6	$435.6	$5,006.2
Investment income						394.7
Income before income taxes	$2,852.6	$1,704.5	$13.5	$4,570.6	$435.6	$5,400.9

Depreciation and amortization:	$374.0	$14.8	$24.7	$413.5	$503.4	$916.9

Expenditures for long-lived assets:	$711.4	$52.2	$51.4	$815.0	$887.7	$1,702.7

	2023
Business Segment Data	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$27,257.1	$6,486.5	$54.7	$33,798.3	$1,811.9	$35,610.2
Less intersegment	(410.7)	(72.1)		(482.8)		(482.8)
External Customers	$26,846.4	$6,414.4	$54.7	$33,315.5	$1,811.9	$35,127.4
Cost of sales and revenues	22,440.6	4,369.6	84.0	26,894.2		26,894.2
Research and development	306.6	103.5	.8	410.9		410.9
Selling, general and administrative	278.5	238.0	87.8	604.3	149.0	753.3
Interest and other borrowing expenses					500.6	500.6
Depreciation and other expenses					590.7	590.7
Provision for losses on receivables					31.3	31.3
Other segment expenses, net*	20.8	.7	498.9	520.4		520.4
	$3,799.9	$1,702.6	$(616.8)	$4,885.7	$540.3	$5,426.0
Investment income						292.2
Income (loss) before income taxes	$3,799.9	$1,702.6	$(616.8)	$4,885.7	$540.3	$5,718.2

Depreciation and amortization:	$403.5	$15.0	$25.3	$443.8	$480.1	$923.9

Expenditures for long-lived assets:	$584.8	$65.7	$33.2	$683.7	$582.2	$1,265.9

* In 2023, Other includes a $600.0 charge related to civil litigation in Europe (EC-related claims) which is discussed in Note L.

Business Segment Data	2025	2024	2023
Segment Assets:
Truck	$7,966.1	$7,563.3	$8,038.5
Parts	2,278.5	2,097.0	1,912.1
Other	2,034.5	1,697.2	1,249.6
Cash and marketable securities	9,253.7	9,649.9	8,659.3
	21,532.8	21,007.4	19,859.5
Financial Services	22,803.4	22,411.5	20,963.9
	$44,336.2	$43,418.9	$40,823.4

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

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

To the Stockholders and the Board of Directors of PACCAR Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PACCAR Inc (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

Product Warranty
Description of the Matter

The Company’s liability for product warranty totaled $596 million at December 31, 2025. As discussed in Note A of the consolidated financial statements, the Company’s liability for product warranty is estimated and recorded at the time products are sold based on historical and current data and reasonable expectations for the future regarding the frequency and cost of warranty claims, net of recoveries. The Company periodically assesses the adequacy of its recorded liabilities and adjusts them as appropriate to reflect actual experience.

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

To evaluate the liability for product warranty, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims, supplier recovery data and assumptions used in the warranty accrual calculation. We also assessed the historical accuracy of management’s estimates through a hindsight analysis.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1945 Seattle, Washington
February 18, 2026

report of independent registered public accounting firm

To the Stockholders and the Board of Directors of PACCAR Inc

Opinion on Internal Control Over Financial Reporting

We have audited PACCAR Inc’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PACCAR Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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
February 18, 2026

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

Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting on page 79 and Report of Independent Registered Public Accounting Firm on the Company’s internal control over financial reporting on page 81 for the year ended December 31, 2025, are included in this Form 10-K.

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s year ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 401(a), (d), and (e) of Regulation S-K:

The following information is included in the proxy statement for the annual stockholders meeting of April 28, 2026 and is incorporated herein by reference:

Identification of directors, family relationships, and business experience is included under the caption “ITEM 1: ELECTION OF DIRECTORS.”

Item 401(b) of Regulation S-K:

Information about the Company’s executive officers is included in Part I, Item 1 of this Form 10-K.

Item 405 of Regulation S-K:

The information required by this item is included in the proxy statement for the annual stockholders meeting of April 28, 2026 and is incorporated herein by reference.

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

Item 407(d)(4) and 407(d)(5) of Regulation S‑K:

The following information is included in the proxy statement for the annual stockholders meeting of April 28, 2026 and is incorporated herein by reference:

•
Identification of the audit committee is included under the caption “THE AUDIT COMMITTEE.”
•
Identification of audit committee financial experts is included under the caption “AUDIT COMMITTEE REPORT.”

Item 408(b) of Regulation S-K:

The Company maintains insider trading policies and procedures governing the purchase and sale of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and Nasdaq listing standards. The Company’s insider trading policies and procedures are included as Exhibit 19 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The following information is included in the proxy statement for the annual stockholders meeting of April 28, 2026 and is incorporated herein by reference:

•
Compensation of Directors is included under the caption “COMPENSATION OF DIRECTORS.”
•
Compensation of Executive Officers and Related Matters is included under the caption “COMPENSATION OF EXECUTIVE OFFICERS.”
•
Compensation Committee Report is under the caption “COMPENSATION COMMITTEE REPORT.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock ownership information is included under the captions “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS” in the proxy statement for the annual stockholders meeting of April 28, 2026 and is incorporated herein by reference.

Information regarding equity compensation plans required by Regulation S‑K Item 201(d) is provided in Item 5 of this Form 10‑K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions with management and others as defined by Item 404 of Regulation S‑K occurred in 2025.

Information concerning director independence is included under the caption “BOARD GOVERNANCE” in the proxy statement for the annual stockholders meeting of April 28, 2026 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is Ernst & Young LLP, Seattle, Washington (Auditor Firm ID No. 42).

Principal accounting fees and services information is included under the caption “INDEPENDENT AUDITORS” in the proxy statement for the annual stockholders meeting of April 28, 2026 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Listing of financial statements

The following consolidated financial statements of PACCAR Inc are included in Item 8:

Consolidated Statements of Income

— Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income

— Years Ended December 31, 2025, 2024 and 2023

Consolidated Balance Sheets

— December 31, 2025 and 2024

Consolidated Statements of Cash Flows

— Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Stockholders’ Equity

— Years Ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

— December 31, 2025, 2024 and 2023

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

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number

	(d)	Forms of Medium-Term Note, Series R (PACCAR Financial Corp.)	S-3	November 7, 2024	4.4 and 4.5	333-283056

	(e)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated May 29, 2020	10-Q	August 3, 2020	4(h)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 13, 2022	10-Q	August 2, 2022	4(h)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated September 20, 2023	10-Q	November 2, 2023	4(g)	001-14817

	(h)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 17, 2024	10-Q	October 30, 2024	4(h)	001-14817

	(i)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated May 8, 2025	10-Q	July 31, 2025	4(j)	001-14817

	(j)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(j)	001-14817

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 10, 2012	10(b)	001-14817

	(c)	Third Amended and Restated PACCAR Inc Restricted Stock and Deferred Compensation Plan for Non-Employee Directors	10-Q	May 2, 2024	10(d)	001-14817

	(d)	Form of Deferred Restricted Stock Unit Grant Agreement for Non-Employee Directors	10-Q	July 31, 2024	10(e)	001-14817

	(e)	Form of Restricted Stock Grant Agreement for Non-Employee Directors	10-Q	July 31, 2024	10(f)	001-14817

	(f)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan*

	(g)	PACCAR Inc Long Term Incentive Plan*

	(h)	PACCAR Inc Long Term Incentive Plan, Form of Stock Option Agreement	10-K	February 19, 2025	10(h)	001-14817

	(i)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement*

	(j)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Unit Agreement*

	(k)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

	*	Filed herewith

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number

(19)	Insider Trading Policies and Procedures	10-K	February 19, 2025	19	001-14817

(21)	Subsidiaries of the registrant*

(23)	Consent of the independent registered public accounting firm*

(24)	Power of attorney – Powers of attorney of certain directors*

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(97)	PACCAR Inc Incentive Compensation Recovery Policy	10-K	February 21, 2024	97	001-14817

(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

(101.SCH)	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document*

(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith

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

PACCAR Inc
Registrant

Date: February 18, 2026	/s/ R. Preston Feight
R. Preston Feight
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ R. P. Feight	Chief Executive Officer and Director
R. P. Feight	(Principal Executive Officer)

/s/ B. J. Poplawski	Senior Vice President and Chief Financial Officer
B. J. Poplawski	(Principal Financial Officer)

/s/ M. C. Pigott	Executive Chairman and Director
M. C. Pigott

*/s/ P. R. Breber	Director
P. R. Breber

*/s/ A J. Carnwath	Director
A J. Carnwath

*/s/ K. S. Hachigian	Director
K. S. Hachigian

*/s/ B. A. Hill	Director
B. A. Hill

*/s/ B. B. Hulit	Director
B. B. Hulit

*/s/ C. A. Niekamp	Director
C. A. Niekamp

*/s/ J. M. Pigott	Director
J. M. Pigott

*/s/ L. A. S. Pretti	Director
L. A. S. Pretti

*/s/ G. Ramaswamy	Director
G. Ramaswamy

*/s/ M. A. Schultz	Director
M. A. Schultz

*By	/s/ M. C. Pigott
M. C. Pigott
Attorney-in-Fact