Form 10-Q
period 2026-03-31
PACCAR INC
filed 2026-04-29
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Common Stock, $1 par value — 526,286,229 shares as of April 24, 2026

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended
	March 31
	2026	2025
TRUCK, PARTS AND OTHER:
Net sales and revenues	$6,234.3	$6,913.7

Cost of sales and revenues	5,416.5	5,891.0
Research and development	109.1	115.4
Selling, general and administrative	149.6	143.3
Interest and other (income) expenses, net	(21.3)	325.8
	5,653.9	6,475.5
Truck, Parts and Other Income Before Income Taxes	580.4	438.2

FINANCIAL SERVICES:
Interest and fees	344.9	343.0
Operating lease, rental and other revenues	197.3	185.0
Revenues	542.2	528.0

Interest and other borrowing expenses	182.8	190.6
Depreciation and other expenses	160.1	159.7
Selling, general and administrative	39.7	38.3
Provision for losses on receivables	44.1	18.3
	426.7	406.9
Financial Services Income Before Income Taxes	115.5	121.1
Investment income	80.4	83.8
Total Income Before Income Taxes	776.3	643.1
Income taxes	171.0	138.0
Net Income	$605.3	$505.1

Net Income Per Share
Basic	$1.15	$.96
Diluted	$1.15	$.96

Weighted Average Number of Common Shares Outstanding
Basic	526.7	525.9
Diluted	527.4	526.9

Comprehensive Income	$613.3	$655.3

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(Millions)

	March 31	December 31
	2026	2025 *
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$5,381.9	$6,046.0
Trade and other receivables, net (allowance for losses: 2026 - $1.8, 2025 - $1.5)	2,256.9	1,981.1
Marketable securities	3,213.5	3,207.7
Inventories, net	2,223.4	2,187.5
Other current assets	822.8	903.9
Total Truck, Parts and Other Current Assets	13,898.5	14,326.2

Property, plant and equipment, net	4,518.8	4,505.3
Other noncurrent assets, net	2,788.0	2,701.3
Total Truck, Parts and Other Assets	21,205.3	21,532.8

FINANCIAL SERVICES:
Cash and cash equivalents	262.9	261.9
Finance and other receivables, net (allowance for losses: 2026 - $196.3, 2025 - $192.9)	19,341.8	19,754.5
Equipment on operating leases, net	1,832.4	1,868.6
Other assets	911.1	918.4
Total Financial Services Assets	22,348.2	22,803.4
	$43,553.5	$44,336.2

* The December 31, 2025 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(Millions)

	March 31	December 31
	2026	2025 *
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$5,101.2	$4,876.3
Dividend payable		735.8
Total Truck, Parts and Other Current Liabilities	5,101.2	5,612.1
Other liabilities	2,197.4	2,278.8
Total Truck, Parts and Other Liabilities	7,298.6	7,890.9

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	901.9	907.7
Commercial paper and bank loans	4,756.1	4,989.5
Term notes	10,189.5	10,646.8
Deferred taxes and other liabilities	650.8	637.3
Total Financial Services Liabilities	16,498.3	17,181.3

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 526.3 and 525.4 million shares	526.3	525.4
Additional paid-in capital	436.3	379.2
Treasury stock, at cost - .04 million and nil shares	(4.8)
Retained earnings	19,127.5	18,696.1
Accumulated other comprehensive loss	(328.7)	(336.7)
Total Stockholders' Equity	19,756.6	19,264.0
	$43,553.5	$44,336.2

* The December 31, 2025 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Three Months Ended
	March 31
	2026	2025
OPERATING ACTIVITIES:
Net Income	$605.3	$505.1
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	100.5	99.7
Other assets	99.6	105.4
Provision for losses on financial services receivables	44.1	18.3
Deferred taxes	(159.0)	5.0
Other, net	17.4	31.3
Pension contributions	(4.0)	(6.5)
Change in operating assets and liabilities:
Trade and other receivables	(279.1)	(230.9)
Wholesale receivables on new trucks	198.7	28.8
Inventories	(29.7)	33.0
Accounts payable and accrued expenses	234.4	155.9
Income taxes, warranty and other	143.6	165.2
Net Cash Provided by Operating Activities	971.8	910.3

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(1,162.8)	(1,332.0)
Collections on retail loans and finance leases	1,276.0	1,110.0
Net decrease in wholesale receivables on equipment	50.6	23.7
Purchases of marketable debt securities	(586.2)	(405.1)
Proceeds from sales and maturities of marketable debt securities	549.4	384.5
Payments for property, plant and equipment	(147.2)	(165.1)
Acquisitions of equipment for operating leases	(170.7)	(160.7)
Proceeds from asset disposals	178.5	200.2
Contributions to joint venture		(44.7)
Other, net	(62.6)	(3.4)
Net Cash Used in Investing Activities	(75.0)	(392.6)

FINANCING ACTIVITIES:
Payments of cash dividends	(909.4)	(1,747.0)
Purchases of treasury stock	(4.8)	(4.3)
Proceeds from stock compensation transactions	42.4	22.5
Net decrease in commercial paper, short-term bank loans and other	(225.4)	(347.0)
Proceeds from term debt	453.4	697.5
Payments on term debt	(907.9)	(756.4)
Net Cash Used in Financing Activities	(1,551.7)	(2,134.7)
Effect of exchange rate changes on cash and cash equivalents	(8.2)	73.9
Net Decrease in Cash and Cash Equivalents	(663.1)	(1,543.1)
Cash and cash equivalents at beginning of period	6,307.9	7,060.8
Cash and cash equivalents at end of period	$5,644.8	$5,517.7

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended
	March 31
	2026	2025
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of period	$525.4	$524.4
Stock compensation	.9	.6
Balance at end of period	526.3	525.0

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	379.2	344.8
Stock compensation	57.1	37.2
Balance at end of period	436.3	382.0

TREASURY STOCK, AT COST:
Balance at beginning of period
Purchases	(4.8)	(4.3)
Balance at end of period	(4.8)	(4.3)

RETAINED EARNINGS:
Balance at beginning of period	18,696.1	17,751.0
Net income	605.3	505.1
Cash dividends declared on common stock	(173.9)	(173.6)
Balance at end of period	19,127.5	18,082.5

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(336.7)	(1,113.3)
Other comprehensive income	8.0	150.2
Balance at end of period	(328.7)	(963.1)
Total Stockholders’ Equity	$19,756.6	$18,022.1

Cash dividends declared on common stock, per share	$.33	$.33

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2025.

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

During the first quarter, expectations on electric vehicle demand in the commercial vehicle market continued to change. As a result, the Company and its joint venture partners agreed to finish building out the facility, and adjust the timing for installing the manufacturing capacity. As a result of these changes, the production start date will be extended. The Company and its joint venture partners concluded there is no impairment as of March 31, 2026. As of March 31, 2026, the Company has contributed $412.5 to the joint venture. PACCAR did not make contributions to the joint venture in the three months ended March 31, 2026 compared to $44.7 in the same period in 2025 and the maximum required contribution is $830.0. The Company's equity method investment, net of operating losses, was $373.4 and $379.4 at March 31, 2026 and December 31, 2025, respectively.

Earnings per Share: Basic earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding, plus the effect of any participating securities. Diluted earnings per common share are computed assuming that all potentially dilutive securities are converted into common shares under the treasury stock method.

The dilutive and antidilutive options are shown separately in the table below:

Three Months Ended March 31,	2026	2025
Additional shares	760,000	1,030,200
Antidilutive options	1,178,400	1,305,900

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

The Company adopted the following standards on January 1, 2026, which had no impact on the Company's consolidated financial statements.

STANDARD	DESCRIPTION
2025-05	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
2025-09	Derivatives and Hedging (Topic 815): Hedge Accounting Improvements

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The FASB also issued the following standards, which are not expected to have a material impact on the Company's consolidated financial statements.

STANDARD	DESCRIPTION	EFFECTIVE DATE
2025-06*	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	January 1, 2028
2025-10*	Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	January 1, 2029

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

The following table disaggregates Truck, Parts and Other revenues by major sources:

Three Months Ended March 31,	2026	2025
Truck
Truck sales	$4,239.1	$4,971.7
Revenues from extended warranties, operating leases and other	287.4	254.1
	4,526.5	5,225.8
Parts
Parts sales	1,656.1	1,637.6
Revenues from dealer services and other	54.0	52.3
	1,710.1	1,689.9
Intersegment eliminations and other	(2.3)	(2.0)
Truck, Parts and Other sales and revenues	$6,234.3	$6,913.7

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

The following table presents the balance sheet classification of the estimated value of the returned goods assets and the related return liabilities:

	March 31, 2026		December 31, 2025
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Trucks
Other current assets	$80.1		$83.1
Accounts payable, accrued expenses and other		$83.5		$87.2
Other noncurrent assets, net	197.3		195.2
Other liabilities		204.6		203.0
	$277.4	$288.1	$278.3	$290.2
Parts
Other current assets	$92.2		$97.0
Accounts payable, accrued expenses and other		$227.0		$239.6
	$92.2	$227.0	$97.0	$239.6

The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $630.6 at March 31, 2026.

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with an RVG was $22.5 at March 31, 2026. The Company expects to recognize approximately $8.0 of the remaining deferred revenue in 2026, $7.4 in 2027, $3.6 in 2028, $2.7 in 2029, $.7 in 2030 and $.1 thereafter. For the three months ended March 31, 2026, total operating lease revenue from truck sales with RVGs was $5.0 compared to $3.1 for the three months ended March 31, 2025. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a lease was $44.6 at March 31, 2026.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at March 31, 2026 or December 31, 2025. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

The following table summarizes Financial Services lease revenues by lease type:

Three Months Ended March 31,	2026	2025
Finance lease revenues	$93.2	$88.2
Operating lease revenues	154.8	150.8
Total lease revenues	$248.0	$239.0

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

any credit losses and unrealized losses. Charges against the allowance for credit losses occur when a security with credit losses is sold or the Company no longer intends to hold that security.

Equity Securities

Marketable equity securities are traded on active exchanges and are measured at fair value. The realized and unrealized gains (losses) are recognized in investment income.

Marketable securities at March 31, 2026 and December 31, 2025 consisted of the following:

		UNREALIZED	UNREALIZED	FAIR
At March 31, 2026	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$288.1	$2.3	$.2	$290.2
U.S. taxable municipal / non-U.S. provincial bonds	424.3	2.5	.8	426.0
U.S. corporate securities	970.5	3.9	2.1	972.3
U.S. government securities	467.6	.5	1.4	466.7
Non-U.S. corporate securities	616.3	2.5	2.1	616.7
Non-U.S. government securities	219.5	.2	1.4	218.3
Other debt securities	218.8	.9	.5	219.2
Marketable equity securities	10.0		5.9	4.1
Total marketable securities	$3,215.1	$12.8	$14.4	$3,213.5

		UNREALIZED	UNREALIZED	FAIR
At December 31, 2025	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$341.0	$3.6	$.1	$344.5
U.S. taxable municipal / non-U.S. provincial bonds	417.7	4.2	.3	421.6
U.S. corporate securities	931.7	8.7	.1	940.3
U.S. government securities	433.9	2.5	.2	436.2
Non-U.S. corporate securities	634.8	5.4	.5	639.7
Non-U.S. government securities	212.8	1.3	.3	213.8
Other debt securities	206.4	1.6	.2	207.8
Marketable equity securities	10.0		6.2	3.8
Total marketable securities	$3,188.3	$27.3	$7.9	$3,207.7

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $1.5 and $.9 and gross realized losses were $.7 and $.9 for the three months ended March 31, 2026 and 2025, respectively.

Net unrealized gains on marketable equity securities recognized in investment income were $.3 and $.4 for the three months ended March 31, 2026 and 2025, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	March 31, 2026		December 31, 2025
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$1,319.7	$52.7	$298.5	$75.5
Unrealized losses	8.0	.5	1.0	.7

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The unrealized losses on marketable debt securities above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at March 31, 2026 and December 31, 2025. The Company does not currently intend, and it is more likely than not that it will not be required, to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Contractual maturities on marketable debt securities at March 31, 2026 were as follows:

	AMORTIZED	FAIR
	COST	VALUE
Within one year	$681.3	$682.9
One to five years	2,512.8	2,515.5
Six to ten years	6.0	5.9
More than ten years	5.0	5.1
	$3,205.1	$3,209.4

NOTE D - Inventories

Inventories are stated at the lower of cost or net realizable value. Cost of inventories is determined principally by the first-in, first-out (FIFO) method. Inventories included the following:

	March 31	December 31
	2026	2025
Finished products	$1,019.0	$954.2
Work in process and raw materials	1,204.4	1,233.3
	$2,223.4	$2,187.5

NOTE E - Finance and Other Receivables

Finance and other receivables included the following:

	March 31	December 31
	2026	2025
Loans	$10,357.3	$10,407.6
Finance leases	5,143.2	5,264.6
Dealer wholesale financing	3,879.8	4,126.3
Operating lease receivables and other	157.8	148.9
	19,538.1	19,947.4
Less allowance for losses:
Loans and leases	(190.8)	(187.2)
Dealer wholesale financing	(2.6)	(2.8)
Operating lease receivables and other	(2.9)	(2.9)
	$19,341.8	$19,754.5

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

On average, commercial and other modifications extended contractual terms by approximately six months in 2026 and four months in 2025, and did not have a significant effect on the weighted-average term or interest rate of the total portfolio at March 31, 2026 and December 31, 2025.

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

The allowance for credit losses is summarized as follows:

	2026
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$2.8	$1.7	$185.5	$2.9	$192.9
Provision for losses	(.3)		44.0	.4	44.1
Charge-offs			(44.6)	(.6)	(45.2)
Recoveries			1.9	.2	2.1
Currency translation and other	.1		2.3		2.4
Balance at March 31	$2.6	$1.7	$189.1	$2.9	$196.3

	2025
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.0	$1.5	$137.7	$3.0	$145.2
Provision for losses		(.1)	18.2	.2	18.3
Charge-offs			(23.0)	(.3)	(23.3)
Recoveries			2.2	.1	2.3
Currency translation and other			2.2	(.1)	2.1
Balance at March 31	$3.0	$1.4	$137.3	$2.9	$144.6

* Operating lease and other trade receivables.

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

	REVOLVING
At March 31, 2026	LOANS	2026	2025	2024	2023	2022	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$3,866.8							$3,866.8
Watch	5.3							5.3
At-risk	7.7							7.7
	$3,879.8							$3,879.8
Retail:
Performing	$229.4	$93.5	$563.6	$538.2	$470.4	$283.2	$215.3	$2,393.6
Watch			1.5	.8	1.2	.4	.1	4.0
	$229.4	$93.5	$565.1	$539.0	$471.6	$283.6	$215.4	$2,397.6
Total dealer	$4,109.2	$93.5	$565.1	$539.0	$471.6	$283.6	$215.4	$6,277.4

Customer retail:
Fleet:
Performing		$785.3	$3,960.2	$3,026.0	$1,771.9	$740.3	$445.2	$10,728.9
Watch		9.7	105.0	57.6	55.3	36.1	15.5	279.2
At-risk		52.1	98.6	104.6	177.8	50.4	12.2	495.7
		$847.1	$4,163.8	$3,188.2	$2,005.0	$826.8	$472.9	$11,503.8
Owner/operator:
Performing		$145.4	$616.7	$401.5	$201.9	$101.0	$97.4	$1,563.9
Watch		.4	6.5	5.9	5.6	2.3	1.5	22.2
At-risk			3.2	2.6	2.8	3.1	1.3	13.0
		$145.8	$626.4	$410.0	$210.3	$106.4	$100.2	$1,599.1
Total customer retail		$992.9	$4,790.2	$3,598.2	$2,215.3	$933.2	$573.1	$13,102.9

Total	$4,109.2	$1,086.4	$5,355.3	$4,137.2	$2,686.9	$1,216.8	$788.5	$19,380.3

Three Months Ended March 31, 2026	REVOLVING LOANS	2026	2025	2024	2023	2022	PRIOR	TOTAL
Gross charge-offs:
Customer retail:
Fleet		$.2	$3.8	$9.2	$12.8	$7.7	$7.0	$40.7
Owner/operator		.1	.5	.9	1.2	1.0	.2	3.9
Total		$.3	$4.3	$10.1	$14.0	$8.7	$7.2	$44.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	REVOLVING
At December 31, 2025	LOANS	2025	2024	2023	2022	2021	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$4,114.6							$4,114.6
Watch	8.1							8.1
At-risk	3.6							3.6
	$4,126.3							$4,126.3
Retail:
Performing	$228.5	$590.5	$567.7	$506.1	$306.7	$134.7	$119.6	$2,453.8
Watch		1.5	.8	1.3	.4	.3		4.3
	$228.5	$592.0	$568.5	$507.4	$307.1	$135.0	$119.6	$2,458.1
Total dealer	$4,354.8	$592.0	$568.5	$507.4	$307.1	$135.0	$119.6	$6,584.4

Customer retail:
Fleet:
Performing		$4,465.0	$3,399.5	$2,060.2	$919.3	$254.4	$68.6	$11,167.0
Watch		63.7	35.0	63.4	44.8	16.2	.6	223.7
At-risk		70.7	80.0	147.9	50.5	9.0	1.7	359.8
		$4,599.4	$3,514.5	$2,271.5	$1,014.6	$279.6	$70.9	$11,750.5
Owner/operator:
Performing		$624.5	$404.0	$213.5	$114.9	$54.2	$10.1	$1,421.2
Watch		5.4	5.5	4.2	3.6	1.6	.3	20.6
At-risk		8.1	3.8	4.0	4.5	1.1	.3	21.8
		$638.0	$413.3	$221.7	$123.0	$56.9	$10.7	$1,463.6
Total customer retail		$5,237.4	$3,927.8	$2,493.2	$1,137.6	$336.5	$81.6	$13,214.1

Total	$4,354.8	$5,829.4	$4,496.3	$3,000.6	$1,444.7	$471.5	$201.2	$19,798.5

Twelve Months Ended December 31, 2025	REVOLVING LOANS	2025	2024	2023	2022	2021	PRIOR	TOTAL
Gross charge-offs:
Customer retail:
Fleet		$1.3	$10.6	$37.6	$19.7	$9.0	$6.8	$85.0
Owner/operator		.3	2.1	2.6	2.9	.6	.3	8.8
Total		$1.6	$12.7	$40.2	$22.6	$9.6	$7.1	$93.8

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The tables below summarize the Company’s finance receivables by aging category. In determining past due status, the Company considers the entire contractual account balance past due when any installment is over 30 days past due. Substantially all customer accounts that were greater than 30 days past due prior to credit modification became current upon modification for aging purposes.

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2026	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$3,872.2	$2,397.6	$11,156.5	$1,568.0	$18,994.3
31 – 60 days past due	3.5		117.1	15.4	136.0
Greater than 60 days past due	4.1		230.2	15.7	250.0
	$3,879.8	$2,397.6	$11,503.8	$1,599.1	$19,380.3

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2025	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$4,117.7	$2,458.1	$11,412.2	$1,428.7	$19,416.7
31 – 60 days past due	5.0		137.9	16.8	159.7
Greater than 60 days past due	3.6		200.4	18.1	222.1
	$4,126.3	$2,458.1	$11,750.5	$1,463.6	$19,798.5

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	DEALER		CUSTOMER RETAIL
				OWNER/
At March 31, 2026	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$441.7	$11.5	$453.2
Amortized cost basis with no specific reserve	$7.7		53.8	1.5	63.0
Total	$7.7		$495.5	$13.0	$516.2

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2025	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$334.2	$15.5	$349.7
Amortized cost basis with no specific reserve	$3.6		18.0	6.2	27.8
Total	$3.6		$352.2	$21.7	$377.5

The increase in the amortized cost basis of finance receivables on non-accrual status as of March 31, 2026, compared to December 31, 2025, primarily reflects an increase in finance receivables modified for customers experiencing financial difficulty during the first quarter of 2026, driven by soft freight market conditions in the U.S. and Canada and elevated interest rates in Brasil.

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

Three Months Ended March 31,	2026	2025
Customer retail:
Fleet	$.6	$4.6
Owner/operator	.1	.1
	$.7	$4.7

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Customers Experiencing Financial Difficulty

The Company modified $224.3 and $49.8 of finance receivables for customers experiencing financial difficulty during the first three months of 2026 and 2025, respectively. Generally, other than insignificant term extensions and payment delays are modifications extending terms and payment delays for more than three months. The ending amortized cost basis of finance receivables for other than insignificant extensions and payment delays for customers in financial difficulty was as follows for the three months ended March 31, 2026 and March 31, 2025:

At March 31,	2026	2025
Customer retail:
Fleet	$155.2	$11.6
Owner/operator	.6	.1
	$155.8	$11.7
Annualized % of total retail portfolio	4.0%	.3%

The credit modifications generally granted customers additional time to pay. The financial effects of the term extensions added a weighted average of 11 and 6 months to the life of the modified contracts for the three months ended March 31, 2026 and 2025, respectively. The higher level of modified contracts at March 31, 2026 also reflected a modification for a fleet customer in the U.S. and Canada that included a combination of principal forgiveness and additional time to pay. The financial effect of this modification was not significant to the allowance for credit losses.

The ending amortized cost basis and performance of finance receivables modified during the previous twelve months ended March 31, 2026 and March 31, 2025 was as follows:

At March 31,	2026	2025
Customer Retail:
Fleet:
Current and up to 30 days past due	$196.6	$160.6
31 – 60 days past due	.9	.2
Greater than 60 days past due	49.0	2.4
Owner/operator:
Current and up to 30 days past due	2.8	.5
31 – 60 days past due	1.4
Greater than 60 days past due	.2
	$250.9	$163.7

The greater than 60 days past due at March 31, 2026 increased to $49.0 and was primarily due to one large fleet customer in the U.S. and two fleet customers in Mexico that became over 30 days past due during prior quarters. Contract modifications with customers experiencing financial difficulty during the previous twelve months that became over 30 days past due in the first quarter of 2026 and 2025 were not significant.

The Company continues to monitor the performance of finance receivables that are modified with customers experiencing financial difficulty. The effect of modifications is included in the Company's historical loss information used to determine the allowance for credit losses for the three months ended March 31, 2026 and 2025. For certain modifications to customers experiencing financial difficulties that are at-risk at March 31, 2026 and December 31, 2025, the allowance for credit loss is based on the value of underlying collateral or a discounted cash flow analysis.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at March 31, 2026 and December 31, 2025 was $104.0 and $93.9, respectively.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Proceeds from the sales of repossessed assets were $21.2 and $21.1 for the three months ended March 31, 2026 and 2025, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2026	2025
Balance at January 1	$596.2	$606.1
Cost accruals	138.1	199.5
Payments	(174.2)	(211.3)
Change in estimates for pre-existing warranties	28.6	19.2
Currency translation and other	(2.8)	8.9
Balance at March 31	$585.9	$622.4

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2026	2025
Balance at January 1	$1,411.1	$1,302.2
Deferred revenues	177.9	172.7
Revenues recognized	(173.7)	(157.9)
Currency translation	(11.3)	26.5
Balance at March 31	$1,404.0	$1,343.5

The Company expects to recognize approximately $336.0 of the remaining deferred revenues on extended warranties and R&M contracts in 2026, $412.4 in 2027, $308.5 in 2028, $186.8 in 2029, $115.3 in 2030 and $45.0 thereafter.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follows:

Three Months Ended March 31,	2026	2025
Net income	$605.3	$505.1
Other comprehensive income (loss) (OCI):
Unrealized gains (losses) on derivative contracts	13.6	(21.9)
Tax effect	(2.5)	6.5
	11.1	(15.4)
Unrealized (losses) gains on marketable debt securities	(21.3)	15.7
Tax effect	5.4	(4.4)
	(15.9)	11.3
Pension plans	.3	.4
Tax effect	(.1)
	.2	.4
Foreign currency translation gains	12.6	153.9
Net other comprehensive income	8.0	150.2
Comprehensive income	$613.3	$655.3

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity consisted of the following:

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2026	$3.4	$19.2	$280.9	$(640.2)	$(336.7)
Recorded into AOCI	(45.5)	(16.5)	(1.1)	12.6	(50.5)
Reclassified out of AOCI	56.6	.6	1.3		58.5
Net other comprehensive income (loss)	11.1	(15.9)	.2	12.6	8.0
Balance at March 31, 2026	$14.5	$3.3	$281.1	$(627.6)	$(328.7)

	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2025	$32.5	$(.7)	$69.7	$(1,214.8)	$(1,113.3)
Recorded into AOCI	(69.2)	11.4	(.4)	153.9	95.7
Reclassified out of AOCI	53.8	(.1)	.8		54.5
Net other comprehensive (loss) income	(15.4)	11.3	.4	153.9	150.2
Balance at March 31, 2025	$17.1	$10.6	$70.1	$(1,060.9)	$(963.1)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	March 31
AOCI COMPONENTS	COMPREHENSIVE INCOME	2026	2025
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$4.4	$(2.8)
	Cost of sales and revenues	1.7	(9.5)
	Interest and other (income) expenses, net	16.7	12.4

Commodity contracts	Cost of sales and revenues	.1	(.1)
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	7.7	5.8
Interest-rate contracts	Interest and other borrowing expenses	46.6	62.4
	Pre-tax expense increase	77.2	68.2
	Tax benefit	(20.6)	(14.4)
	After-tax expense increase	56.6	53.8
Unrealized losses (gains) on marketable debt securities:
Marketable debt securities	Investment income	.8	(.2)
	Tax (benefit) expense	(.2)	.1
	After-tax income reduction (increase)	.6	(.1)
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income) expenses, net	1.1	.7
Prior service costs	Interest and other (income) expenses, net	.4	.3
	Pre-tax expense increase	1.5	1.0
	Tax benefit	(.2)	(.2)
	After-tax expense increase	1.3	.8
Total reclassifications out of AOCI		$58.5	$54.5

Stock Compensation Plans

Stock-based compensation expense was $14.6 and $13.7 for the three months ended March 31, 2026 and 2025, respectively.

During the first three months of 2026, the Company issued 851,246 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first three months of 2026, the Company purchased 41,602 treasury shares under the Company’s Long-Term Incentive Plan. There were no treasury shares repurchased pursuant to the Company's common stock repurchase plan. Stock repurchases of $371.6 remain authorized under the current $500.0 program approved by the PACCAR Board of Directors on December 4, 2018.

NOTE H - Income Taxes

The effective tax rate for the first quarter of 2026 was 22.0% compared to 21.5% for the first quarter of 2025, reflecting the EC claims charge and related tax deduction recognized in 2025.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE I - Segment Information

PACCAR operates in three principal segments: Truck, Parts and Financial Services. The Company evaluates the performance of its Truck and Parts segments based on operating profits, which excludes investment income, other income and expense and income taxes. The Financial Services segment’s performance is evaluated based on income before income taxes. The accounting policies of the reportable segments are the same as those applied in the consolidated financial statements as described in Note A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Other

Included in Other is sales, income and expenses not attributable to a reportable segment. The primary items include non-service cost components of pension expense, certain corporate income and expenses and a charge for civil litigation claims in Europe in 2025. Intercompany interest (expense) income on dealer wholesale financing and on cash advances with the financial services companies are also included.

	Three Months Ended March 31, 2026
	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$4,672.3	$1,730.1	$(2.3)	$6,400.1	$542.2	$6,942.3
Less intersegment	(145.8)	(20.0)		(165.8)		(165.8)
External Customers	$4,526.5	$1,710.1	$(2.3)	$6,234.3	$542.2	$6,776.5
Cost of sales and revenues	4,208.8	1,203.7	4.0	5,416.5		5,416.5
Research and development	73.6	35.5		109.1		109.1
Selling, general and administrative	61.4	67.7	20.5	149.6	39.7	189.3
Interest and other borrowing expenses					182.8	182.8
Depreciation and other expenses					160.1	160.1
Provision for losses on receivables					44.1	44.1
Other segment expenses (income), net	6.5	.9	(28.7)	(21.3)		(21.3)
	$176.2	$402.3	$1.9	$580.4	$115.5	$695.9
Investment income						80.4
Income before income taxes	$176.2	$402.3	$1.9	$580.4	$115.5	$776.3

Depreciation and amortization	$92.4	$4.5	$6.1	$103.0	$97.1	$200.1

Expenditures for long-lived assets	$125.2	$5.1	$12.2	$142.5	$163.7	$306.2

	Three Months Ended March 31, 2025
	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$5,390.8	$1,708.7	$(2.0)	$7,097.5	$528.0	$7,625.5
Less intersegment	(165.0)	(18.8)		(183.8)		(183.8)
External Customers	$5,225.8	$1,689.9	$(2.0)	$6,913.7	$528.0	$7,441.7
Cost of sales and revenues	4,716.5	1,171.5	3.0	5,891.0		5,891.0
Research and development	85.4	30.0		115.4		115.4
Selling, general and administrative	57.3	60.9	25.1	143.3	38.3	181.6
Interest and other borrowing expenses					190.6	190.6
Depreciation and other expenses					159.7	159.7
Provision for losses on receivables					18.3	18.3
Other segment expenses, net*	1.7	1.0	323.1	325.8		325.8
	$364.9	$426.5	$(353.2)	$438.2	$121.1	$559.3
Investment income						83.8
Income (loss) before income taxes	$364.9	$426.5	$(353.2)	$438.2	$121.1	$643.1

Depreciation and amortization	$90.9	$4.3	$6.1	$101.3	$103.8	$205.1

Expenditures for long-lived assets	$162.1	$3.3	$14.7	$180.1	$152.5	$332.6

* In the first quarter of 2025, Other includes a $350.0 charge related to civil litigation in Europe (EC-related claims) which is discussed in Note M.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	March 31	December 31
Business Segment Data	2026	2025
Segment Assets:
Truck	$8,189.1	$7,966.1
Parts	2,350.9	2,278.5
Other	2,069.9	2,034.5
Cash and marketable securities	8,595.4	9,253.7
	21,205.3	21,532.8
Financial services	22,348.2	22,803.4
	$43,553.5	$44,336.2

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $61.0 at March 31, 2026.

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

At March 31, 2026, the notional amount of the Company’s interest-rate contracts was $4,465.6 with amounts expiring over the next 8.0 years. Notional maturities for all interest-rate contracts are $1,126.5 for the remainder of 2026, $865.0 for 2027, $841.2 for 2028, $1,186.4 for 2029, $34.5 for 2030, $412.0 for 2031 and thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At March 31, 2026, the notional amount of the outstanding foreign-exchange contracts was $1,698.5. Foreign-exchange contracts typically mature within one year.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Commodity Contracts: The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks. The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. At March 31, 2026, the notional amount of the outstanding commodity contracts was $26.2. Commodity contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and net amounts of derivative financial instruments:

	March 31, 2026		December 31, 2025
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$40.5		$50.0
Deferred taxes and other liabilities		$101.7		$76.8
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	17.3		11.9
Accounts payable, accrued expenses and other		27.5		84.3
Financial Services:
Deferred taxes and other liabilities		12.1		4.2
Commodity contracts:
Truck, Parts and Other:
Other current assets	1.1		.3
Accounts payable, accrued expenses and other		.1
	$58.9	$141.4	$62.2	$165.3
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$1.7		$.5
Accounts payable, accrued expenses and other		$1.3		$.9
Financial Services:
Other assets	.4		.3
Deferred taxes and other liabilities		.7		.1
	$2.1	$2.0	$.8	$1.0
Gross amounts recognized in Balance Sheets	$61.0	$143.4	$63.0	$166.3
Less amounts not offset in financial instruments, subject to enforceable master netting arrangements:
Truck, Parts and Other:
Foreign-exchange contracts	$(.8)	$(.8)	$(.4)	$(.4)
Commodity contracts	(.1)	(.1)
Financial Services:
Interest-rate contracts	(15.2)	(15.2)	(15.6)	(15.6)
Net amount	$44.9	$127.3	$47.0	$150.3

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the amount of loss (gain) from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

Three Months Ended March 31,	2026		2025
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$4.4		$(2.8)
Cost of sales and revenues
Cash flow hedges		1.7		(9.5)
Derivatives not designated as hedging instruments		.1		(.7)
Interest and other (income) expenses, net
Cash flow hedges		16.7		12.4
Net investment hedges		(3.7)		(4.1)
Derivatives not designated as hedging instruments		(.9)		1.3
		$18.3		$(3.4)
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$46.6	$7.7	$62.4	$5.8
Fair value hedges	.3		1.0
Derivatives not designated as hedging instruments		(1.4)		.1
	$46.9	$6.3	$63.4	$5.9
Total	$46.9	$24.6	$63.4	$2.5

The loss (gain) from commodity contracts recorded in Cost of sales and revenues was $.1 and $(.1) for the three months ended March 31, 2026 and 2025, respectively.

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31	December 31
	2026	2025
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$759.2	$753.7
Cumulative basis adjustment increase included in the carrying amount	.8	3.9

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $.7 and nil as of March 31, 2026 and December 31, 2025, respectively.

Cash Flow Hedges

Substantially all of the Company’s interest-rate contracts and commodity contracts and some foreign-exchange contracts have been designated as cash flow hedges. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCI. Amounts in AOCI are reclassified into net income in the same period in which the hedged transaction affects earnings. The Company elected to exclude the forward premium component (excluded component) on some foreign-exchange cash flow hedges and amortize the excluded component over the life of the derivative instruments. The amortization of the excluded component is recognized in Interest and other (income) expenses, net in the Truck, Parts and Other segment and Interest and other borrowing expenses in the Financial Services segment in the Consolidated Statements of Comprehensive Income. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 6.7 years.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the pre-tax effect of (loss) gain on cash flow hedges recognized in other comprehensive income (loss) (OCI):

Three Months Ended March 31,	2026			2025
	INTEREST-	FOREIGN-		INTEREST-	FOREIGN-
	RATE	EXCHANGE	COMMODITY	RATE	EXCHANGE	COMMODITY
(Loss) gain recognized in OCI:
Truck, Parts and Other		$(18.2)	$1.3		$(11.3)	$(.2)
Financial Services	$(38.9)	(7.8)		$(72.0)	(9.1)
	$(38.9)	$(26.0)	$1.3	$(72.0)	$(20.4)	$(.2)

The amount of loss in AOCI at March 31, 2026 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $26.3, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains (losses) reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil for the three months ended March 31, 2026 and 2025.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At March 31, 2026, the notional amount of the outstanding net investment hedges was $471.1. For the three months ended March 31, 2026 and 2025, the pre-tax gain (loss) recognized in OCI for the net investment hedges was $18.8 and $(55.6), respectively.

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

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At March 31, 2026	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$290.2	$290.2
U.S. taxable municipal / non-U.S. provincial bonds		426.0	426.0
U.S. corporate securities		972.3	972.3
U.S. government securities	$466.7		466.7
Non-U.S. corporate securities		616.7	616.7
Non-U.S. government securities		218.3	218.3
Other debt securities		219.2	219.2
Total marketable debt securities	$466.7	$2,742.7	$3,209.4
Marketable equity securities	$4.1		$4.1
Total marketable securities	$470.8	$2,742.7	$3,213.5
Derivatives
Cross currency swaps		$22.0	$22.0
Interest-rate swaps		18.5	18.5
Foreign-exchange contracts		19.4	19.4
Commodity contracts		1.1	1.1
Total derivative assets		$61.0	$61.0
Liabilities:
Derivatives
Cross currency swaps		$96.5	$96.5
Interest-rate swaps		5.2	5.2
Foreign-exchange contracts		41.6	41.6
Commodity contracts		.1	.1
Total derivative liabilities		$143.4	$143.4

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2025	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$344.5	$344.5
U.S. taxable municipal / non-U.S. provincial bonds		421.6	421.6
U.S. corporate securities		940.3	940.3
U.S. government securities	$436.2		436.2
Non-U.S. corporate securities		639.7	639.7
Non-U.S. government securities		213.8	213.8
Other debt securities		207.8	207.8
Total marketable debt securities	$436.2	$2,767.7	$3,203.9
Marketable equity securities	$3.8		$3.8
Total marketable securities	$440.0	$2,767.7	$3,207.7
Derivatives
Cross currency swaps		$30.0	$30.0
Interest-rate swaps		20.0	20.0
Foreign-exchange contracts		12.7	12.7
Commodity contracts		.3	.3
Total derivative assets		$63.0	$63.0
Liabilities:
Derivatives
Cross currency swaps		$67.1	$67.1
Interest-rate swaps		9.7	9.7
Foreign-exchange contracts		89.5	89.5
Total derivative liabilities		$166.3	$166.3

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	March 31, 2026		December 31, 2025
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$9,903.6	$9,944.8	$9,928.0	$10,118.4
Liabilities:
Financial Services fixed rate debt	10,042.6	10,110.5	10,453.1	10,570.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension income for the Company’s defined benefit plans:

Three Months Ended March 31,	2026	2025
Service cost	$22.4	$24.2
Interest on projected benefit obligation	35.6	35.8
Expected return on assets	(65.4)	(62.3)
Amortization of prior service costs	.4	.3
Recognized actuarial loss	1.1	.7
Net pension income	$(5.9)	$(1.3)

The components of net pension expense other than service cost are included in Interest and other (income) expenses, net on the Consolidated Statements of Comprehensive Income.

The Company contributed $4.0 and $6.5 for the three months ended March 31, 2026 and 2025, respectively.

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

First Quarter Financial Highlights:

•
Worldwide net sales and revenues were $6.78 billion in 2026 compared to $7.44 billion in 2025, primarily due to lower truck revenues, partially offset by higher parts and financial services revenues.
•
Truck sales were $4.53 billion in 2026 compared to $5.23 billion in 2025, due to lower truck deliveries in all major markets except Europe.
•
Parts sales were $1.71 billion in 2026 compared to $1.69 billion in 2025.
•
Financial Services revenues were $542.2 million in 2026 compared to $528.0 million in 2025.
•
Net income was $605.3 million ($1.15 per diluted share) in 2026 compared to $505.1 million ($.96 per diluted share) in 2025. In 2025, adjusted net income (non-GAAP), excluding a $264.5 million after-tax charge related to civil litigation in Europe, was $769.6 million ($1.46 per diluted share). See Reconciliation of GAAP to Non-GAAP Financial Measures on page 45.
•
Capital investments were $135.5 million in 2026 compared to $171.9 million in 2025.
•
Research and development (R&D) expenses were $109.1 million in 2026 compared to $115.4 million in 2025.

Kenworth recently unveiled the new Kenworth C580 truck in the heavy-duty vocational segment. The C580 is designed to meet the most demanding vocational applications, such as mining and off-highway petroleum field work. DAF Trucks expanded its range of battery-electric trucks to include multiple axle tractor and rigid models for specific vocational applications such as construction. The new chassis models are available for the XD and XF Electric, which recently won the International Truck of the Year 2026, and for the larger XG and XG+ Electric, which feature the most spacious cabs in the European truck market.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $22.35 billion. PFS issued $400.0 million in medium-term notes during the first three months of 2026 to support new business volume and market share growth and repay maturing debt.

Truck Outlook

Truck industry heavy-duty retail sales in the U.S. and Canada in 2026 are expected to be 230,000 to 270,000 units compared to 232,800 in 2025. In Europe, the 2026 truck industry registrations for over 16-tonne vehicles are expected to be 280,000 to 320,000 units compared to 297,000 in 2025. In South America, heavy-duty truck industry registrations in 2026 are projected to be 100,000 to 110,000 units compared to 115,000 in 2025.

The Company has taken mitigating actions to reduce the impact from import tariffs on truck order intake. The Company's North American truck factories are optimally located to operate under the new Section 232 truck tariffs that began in November 2025. The Company’s tariff exposure is minimized by producing trucks locally for the United States, Canada and Mexico. The Company manufactures its trucks for U.S. customers in its Ohio, Texas, and Washington state factories. Further on February 20, 2026, the United States Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (IEEPA). This decision may provide tariff relief and the potential recovery of amounts previously paid.

The U.S. Environmental Protection Agency announcement reaffirmed the EPA27 NOx limit. It could make changes to extended warranty requirements, useful life requirements or other modifications to new emissions systems.

The Company's results could be impacted by further changes in tariff policy, geopolitical uncertainty, emissions regulations and improving freight fundamentals.

Parts Outlook

In 2026, PACCAR Parts sales are expected to increase 3-6% compared to 2025, depending on the economic conditions.

Financial Services Outlook

In 2026, average earning assets are expected to be comparable to 2025. The used truck market has begun improving. If freight transportation conditions decline due to a weaker economy, then past due accounts, truck repossessions and credit losses would likely increase from the current levels and new business volume and average earning assets would likely decline.

Capital Investments and R&D Outlook

Capital investments in 2026 are expected to be $725 to $775 million and R&D is expected to be $450 to $500 million. PACCAR is increasing its investment in next generation internal combustion, hybrid and battery-electric powertrains, integrated connected vehicle services, advanced manufacturing capabilities, and the Company's autonomous vehicle platform.

In addition to the capital and R&D investments, the Company expects to continue investing in its U.S.-based battery joint venture, Amplify Cell Technologies. During the first quarter, expectations on electric vehicle demand in the commercial vehicle market continued to change. As a result, the Company and its joint venture partners agreed to finish building out the facility, and adjust the timing for installing the manufacturing capacity. As a result of these changes the production start date will be extended. See discussion in Note A.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three months ended March 31, 2026 and 2025 are presented below.

($ in millions, except per share amounts)
Three Months Ended March 31,	2026	2025
Net sales and revenues:
Truck	$4,526.5	$5,225.8
Parts	1,710.1	1,689.9
Other	(2.3)	(2.0)
Truck, Parts and Other	6,234.3	6,913.7
Financial Services	542.2	528.0
	$6,776.5	$7,441.7
Income before income taxes:
Truck	$176.2	$364.9
Parts	402.3	426.5
Other*	1.9	(353.2)
Truck, Parts and Other	580.4	438.2
Financial Services	115.5	121.1
Investment income	80.4	83.8
Income taxes	(171.0)	(138.0)
Net income	$605.3	$505.1
Diluted earnings per share	$1.15	$.96
After-tax return on revenues	8.9%	6.8%

* In 2025, Other includes a $350.0 million charge related to civil litigation in Europe (EC-related claims).

The following provides an analysis of the results of operations for the Company’s three reportable segments - Truck, Parts and Financial Services. Where possible, the Company has quantified the impact of factors identified in the following discussion and analysis. In cases where it is not possible to quantify the impact of factors, the Company lists them in estimated order of importance. Factors for which the Company is unable to specifically quantify the impact include market demand and impact from tariffs, fuel prices, geopolitical events, freight tonnage and economic conditions affecting the Company’s results of operations.

2026 Compared to 2025:

Truck

The Company’s Truck segment accounted for 67% of revenues in the first quarter of 2026 compared to 70% in the first quarter of 2025.

The Company’s new truck deliveries are summarized below:

Three Months Ended March 31,	2026	2025	% CHANGE
U.S. and Canada	17,800	22,200	(20)
Europe	11,200	10,400	8
Mexico, South America, Australia and other	4,100	7,500	(45)
Total units	33,100	40,100	(17)

Worldwide new truck deliveries decreased in the first quarter of 2026 compared to the same period of 2025, reflecting lower retail demand in all major markets except Europe.

Market share data discussed below is provided by third-party sources and is measured by either retail sales or registrations for the Company’s dealer network as a percentage of total retail sales or registrations depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In the first three months of 2026, industry retail sales in the heavy-duty market in the U.S. and Canada was 44,900 units compared to 56,600 units in the same period of 2025. The Company’s heavy-duty truck retail market share was 29.4% in the first three months of 2026 compared to 29.1% in the first three months of 2025. The medium-duty market was 22,500 units in the first three months of 2026 compared to 26,000 units in the same period of 2025. The Company’s medium-duty market share was 12.8% in the first three months of 2026 compared to 14.5% in the first three months of 2025.

The over 16‑tonne truck market in Europe in the first three months of 2026 was 79,800 units compared to 72,000 units in the first three months of 2025. DAF over 16‑tonne market share was 13.1% in the first three months of 2026 compared to 14.0% in the same period of 2025. The 6 to 16‑tonne market in the first three months of 2026 was 8,800 units compared to 9,700 units in the same period of 2025. DAF market share in the 6 to 16-tonne market in the first three months of 2026 was 9.6% compared to 10.7% in the same period of 2025.

The over 16-tonne truck market in Brasil in the first three months of 2026 was 16,900 units compared to 21,500 units in the same period of 2025. DAF Brasil market share for the first three months of 2026 was 9.2% compared to 9.6% in the same period in 2025.

The Company’s worldwide truck net sales and revenues are summarized below:

($ in millions)
Three Months Ended March 31,	2026	2025	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$2,674.1	$3,195.7	(16)
Europe	1,269.1	1,099.3	15
Mexico, South America, Australia and other	583.3	930.8	(37)
	$4,526.5	$5,225.8	(13)
Truck income before income taxes	$176.2	$364.9	(52)
Pre-tax return on revenues	3.9%	7.0%

The Company’s worldwide truck net sales and revenues in the first quarter decreased to $4.53 billion in 2026 from $5.23 billion in 2025, primarily due to lower unit truck deliveries from lower retail demand.

In the first quarter of 2026, Truck segment income before income taxes and pre-tax return on revenues decreased primarily due to lower truck unit deliveries from lower retail demand, reflecting economic conditions as well as higher tariff costs resulting from current trade policies, primarily in the U.S.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2026 and 2025 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended March 31, 2025	$5,225.8	$4,716.5	$509.3
(Decrease) increase
Truck sales volume	(972.0)	(826.6)	(145.4)
Average truck sales prices	104.9		104.9
Average material, labor and other direct costs		162.3	(162.3)
Factory overhead and other indirect costs		(7.2)	7.2
Extended warranties, operating leases and other	12.9	1.8	11.1
Currency translation	154.9	162.0	(7.1)
Total decrease	(699.3)	(507.7)	(191.6)
Three Months Ended March 31, 2026	$4,526.5	$4,208.8	$317.7

•
Truck sales volume decreased revenues by $972.0 million and costs by $826.6 million, primarily reflecting lower truck deliveries.
•
Average truck sales prices increased sales by $104.9 million, primarily due to higher price realization in the U.S. and Canada.
•
Average cost per truck increased cost of sales by $162.3 million, primarily reflecting higher truck content, tariff and labor costs, partially offset by lower product support cost.
•
Factory overhead and other indirect costs decreased $7.2 million, primarily due to lower overhead costs from lower truck build rates.
•
Extended warranties, operating leases and other increased revenues by $12.9 million, primarily due to higher volume of extended warranty contracts and R&M contracts. The increase in cost of sales by $1.8 million reflects higher costs from R&M contracts partially offset by lower extended warranty costs in the U.S. and Canada.
•
The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro, Australian dollar, Canadian dollar and Brazilian real relative to the U.S. dollar.
•
Truck gross margin was 7.0% in the first quarter of 2026 compared to 9.7% in the same period of 2025 due to the factors noted above.

Truck SG&A expenses in the first quarter of 2026 increased to $61.4 million from $57.3 million in the first quarter of 2025, primarily due to higher sales and marketing expenses and higher currency translation effects, partially offset by lower salaries and related expenses and lower professional fees.

As a percentage of sales, Truck SG&A was 1.4% in the first quarter of 2026 compared to 1.1% in the first quarter of 2025.

Parts

The Company’s Parts segment accounted for 25% of revenues in the first quarter 2026 compared to 23% in the first quarter of 2025.

($ in millions)
Three Months Ended March 31,	2026	2025	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$1,148.1	$1,182.6	(3)
Europe	402.5	353.9	14
Mexico, South America, Australia and other	159.5	153.4	4
	$1,710.1	$1,689.9	1
Parts income before income taxes	$402.3	$426.5	(6)
Pre-tax return on revenues	23.5%	25.2%

The Company’s worldwide parts net sales and revenues for the first quarter increased to $1.71 billion in 2026 from $1.69 billion in 2025. The decrease in the U.S. and Canada mainly reflects a softer retail market. The increase in Europe primarily reflects an increase in the value of the euro relative to the U.S. dollar.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the three months ended March 31, 2026 and 2025 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended March 31, 2025	$1,689.9	$1,171.5	$518.4
(Decrease) increase
Aftermarket parts volume	(128.5)	(65.7)	(62.8)
Average aftermarket parts sales prices	101.5		101.5
Average aftermarket parts direct costs		55.9	(55.9)
Warehouse and other indirect costs		13.1	(13.1)
Currency translation	47.2	28.9	18.3
Total increase (decrease)	20.2	32.2	(12.0)
Three Months Ended March 31, 2026	$1,710.1	$1,203.7	$506.4
•
Aftermarket parts sales volume decreased by $128.5 million and related cost of sales decreased by $65.7 million primarily due to lower sales volume in the U.S. and Canada and a higher mix of lower margin direct ship sales.
•
Average aftermarket parts sales prices increased sales by $101.5 million, primarily due to price realization in the U.S. and Canada and Europe.
•
Average aftermarket parts direct costs increased $55.9 million due to higher material costs, primarily in the U.S. and Canada and Europe and higher tariff costs, primarily in the U.S.
•
Warehouse and other indirect costs increased $13.1 million, primarily due to higher indirect costs including R&M and depreciation expense.
•
The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro relative to the U.S. dollar.
•
Parts gross margin was 29.6% in the first quarter of 2026 compared to 30.7% in the first quarter of 2025 due to the factors noted above.

Parts SG&A expense in the first quarter of 2026 increased to $67.7 million from $60.9 million in the same period of 2025. The increase was primarily due to higher currency translation effects.

As a percentage of sales, Parts SG&A was 4.0% in the first quarter of 2026 compared to 3.6% in the first quarter of 2025.

Financial Services

The Company’s Financial Services segment accounted for 8% of revenues in the first quarter of 2026 compared to 7% in the first quarter of 2025.

($ in millions)
Three Months Ended March 31,	2026	2025	% CHANGE
New loan and lease volume:
U.S. and Canada	$653.0	$744.4	(12)
Europe	348.1	306.4	14
Mexico, Australia, Brasil and other	350.5	458.4	(24)
	$1,351.6	$1,509.2	(10)
New loan and lease volume by product:
Loans and finance leases	$1,185.3	$1,352.4	(12)
Equipment on operating lease	166.3	156.8	6
	$1,351.6	$1,509.2	(10)
New loan and lease unit volume:
Loans and finance leases	8,040	9,550	(16)
Equipment on operating lease	1,440	1,530	(6)
	9,480	11,080	(14)
Average earning assets:
U.S. and Canada	$11,950.7	$12,055.7	(1)
Europe	4,230.4	3,838.9	10
Mexico, Australia, Brasil and other	5,011.5	4,800.4	4
	$21,192.6	$20,695.0	2
Average earning assets by product:
Loans and finance leases	$15,584.8	$14,419.6	8
Dealer wholesale financing	3,661.7	4,298.3	(15)
Equipment on lease and other	1,946.1	1,977.1	(2)
	$21,192.6	$20,695.0	2
Revenues:
U.S. and Canada	$215.9	$237.0	(9)
Europe	146.5	123.5	19
Mexico, Australia, Brasil and other	179.8	167.5	7
	$542.2	$528.0	3
Revenues by product:
Loans and finance leases	$286.8	$264.3	9
Dealer wholesale financing	58.1	78.7	(26)
Equipment on lease and other	197.3	185.0	7
	$542.2	$528.0	3
Income before income taxes	$115.5	$121.1	(5)

New loan and lease volume was $1.35 billion in the first quarter of 2026 compared to $1.51 billion in the first quarter of 2025. The decrease in new loan and lease volume was primarily due to lower retail sales of PACCAR trucks in the U.S. and Canada, Mexico and Brasil. The increase in equipment on operating lease dollar volume was primarily due to higher currency effect and market demand in Europe and Australia, partly offset by lower demand in Mexico. The effect of currency translation also increased new loan and lease volume by $70.7 million, primarily due to the euro.

In the first quarter of 2026, PFS finance market share of new PACCAR truck sales was 24.2% compared to 24.6% in the first quarter of 2025.

In the first quarter of 2026, PFS revenues slightly increased to $542.2 million from $528.0 million in the first quarter of 2025. The increase was primarily due to a currency translation effect and higher average retail loan and finance lease portfolio, mostly offset by a lower dealer wholesale portfolio. The effects of currency translation increased PFS revenues by $34.6 million, primarily due to an increase in the value of the euro, Mexican peso and Brazilian real relative to the U.S. dollar.

PFS income before income taxes decreased to $115.5 million in the first quarter of 2026 from $121.1 million in the first quarter of 2025. The decrease was primarily due to higher provision for losses, partially offset by favorable currency effects. The effects of currency translation increased PFS income before income taxes by $7.8 million, primarily from an increase in the value of the Mexican peso relative to the U.S. dollar.

Included in Financial Services Other assets on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $354.0 million at March 31, 2026 and $389.4 million at December 31, 2025. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales and trucks returned from RVGs.

The Company recognized losses on used trucks, excluding repossessions, of $5.7 million in the first quarter of 2026 compared to $11.1 million in the first quarter of 2025, including $7.9 million of losses on multiple unit transactions in the first quarter of 2026 compared to $12.0 million in the first quarter of 2025. Used truck losses related repossessions, which are recognized as credit losses, were $4.7 million for the first quarter of 2026 and $3.3 million for the first quarter of 2025.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the three months ended March 31, 2026 and 2025 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended March 31, 2025	$343.0	$190.6	$152.4
(Decrease) increase
Average finance receivables	(5.4)		(5.4)
Average debt balances		(13.0)	13.0
Yields	(10.6)		(10.6)
Borrowing rates		(3.8)	3.8
Currency translation and other	17.9	9.0	8.9
Total increase (decrease)	1.9	(7.8)	9.7
Three Months Ended March 31, 2026	$344.9	$182.8	$162.1

•
Average finance receivables decreased $301.7 million (excluding foreign exchange effects), decreasing interest and fees by $5.4 million, primarily due to lower dealer wholesale balances.
•
Average debt balances decreased $1.10 billion (excluding foreign exchange effects), decreasing interest and other borrowing costs by $13.0 million, reflecting lower funding requirements from a decrease in dealer wholesale receivables.
•
Slightly lower portfolio yields (7.3% in 2026 compared to 7.4% in 2025) decreased interest and fees by $10.6 million. The lower portfolio yields were primarily due to lower market rates on new portfolio assets, primarily in the U.S.
•
Slightly lower borrowing rates (4.8% in 2026 compared to 4.9% in 2025) decreased interest and other borrowing expenses by $3.8 million and were primarily due to lower debt market rates, primarily in Europe and Mexico.
•
The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and euro.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

($ in millions)
Three Months Ended March 31,	2026	2025
Operating lease and rental revenues	$160.4	$155.2
Used truck sales	27.1	22.1
Insurance, franchise and other revenues	9.8	7.7
Operating lease, rental and other revenues	$197.3	$185.0

Depreciation of operating lease equipment	$112.0	$118.3
Vehicle operating expenses	18.9	16.6
Cost of used truck sales	27.8	22.7
Insurance, franchise and other expenses	1.4	2.1
Depreciation and other expenses	$160.1	$159.7

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended March 31, 2026 and 2025 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended March 31, 2025	$185.0	$159.7	$25.3
Increase (decrease)
Used truck sales	2.6	2.6
Results on returned lease assets		(5.9)	5.9
Average operating lease assets	(20.4)	(16.5)	(3.9)
Revenue and cost per asset	12.2	7.9	4.3
Currency translation and other	17.9	12.3	5.6
Total increase	12.3	.4	11.9
Three Months Ended March 31, 2026	$197.3	$160.1	$37.2

•
Used truck sales from used trucks received on trade increased revenues by $2.6 million and increased related depreciation and other expenses by $2.6 million.
•
Results on returned lease assets decreased depreciation and other expenses by $5.9 million.
•
Average operating lease assets decreased $141.1 million (excluding foreign exchange effects), which decreased revenues by $20.4 million and related depreciation and other expenses by $16.5 million.
•
Revenue per asset increased $12.2 million primarily due to higher average truck values financed. Cost per asset increased $7.9 million due to higher depreciation and operating expenses, mainly in Europe.
•
The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro and Mexican peso.

Financial Services SG&A for the first quarter of 2026 increased to $39.7 million from $38.3 million in the first quarter of 2025, primarily reflecting an increase in the value of the euro and Mexican peso relative to the U.S. dollar, partially offset by lower salaries and related expenses.

As an annualized percentage of average earning assets, Financial Services SG&A was .7% for both the first quarter of 2026 and 2025.

The following table summarizes the provision for losses on receivables and net charge-offs during the three months ended March 31, 2026 and 2025:

	2026		2025
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$15.6	$16.9	$7.3	$13.4
Europe	3.0	2.9	2.2	2.1
Mexico, Australia, Brasil and other	25.5	23.3	8.8	5.5
	$44.1	$43.1	$18.3	$21.0

The provision for losses on receivables was $44.1 million in the first quarter of 2026 compared to $18.3 million in the first quarter of 2025, primarily due to a higher provision in Brasil and the U.S., reflecting an increase in 30+ days past due accounts. Net charge-offs increased to $43.1 million in the first quarter of 2026 from $21.0 million in the same period of 2025. Higher net charge-offs in Brasil reflected a decline in market conditions, including elevated interest rates. The increased charge-offs in the U.S. and Canada were driven by soft freight market conditions and included one large fleet customer, which was provisioned for previously.

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

The post-modification balances of accounts modified during the three months ended March 31, 2026 and 2025 are summarized below:

	2026		2025
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$45.0	1.2%	$79.2	2.2%
Insignificant delay	138.5	3.5%	58.4	1.5%
Credit	224.3	5.8%	49.8	1.4%
	$407.8	10.5%	$187.4	5.1%

* Amortized cost basis immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

Modification activity increased to $407.8 million in the first three months of 2026 from $187.4 million in the same period of 2025. The decrease in modifications for Commercial reasons primarily reflects lower volumes of refinancing, primarily in the U.S. The increase related to Insignificant delay modifications reflects an increase in customers requesting payment relief for up to three months, primarily in the U.S. and Mexico. These customers were predominately not past due at the time of modification and at March 31, 2026. The increase in Credit modifications reflect higher volumes of contract modifications for customers experiencing financial difficulty in the U.S., Brasil and Mexico due to weak market conditions, including elevated interest rates in Brasil.

The following table summarizes the Company’s 30+ days past due accounts:

	March 31 2026	December 31 2025	March 31 2025
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	1.8%	1.8%	.8%
Europe	1.0%	1.0%	.8%
Mexico, Australia, Brasil and other	4.9%	4.6%	2.4%
Worldwide	2.4%	2.4%	1.2%

Accounts 30+ days past due was 2.4% at March 31, 2026 compared to 2.4% at December 31, 2025 and 1.2% at March 31, 2025. The percentage of past due accounts in the U.S. and Canada was 1.8% as of March 31, 2026 and included the effect of contract modifications for one large fleet customer. The increased percentage of past due accounts in Mexico, Australia and Brasil reflects a decline in all market conditions, including elevated interest rates in Brasil. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. Contract modifications, which were 30+ days past due and became current at the time of modification, were $116.1 million worldwide during the first quarter of 2026, $72.9 million during the fourth quarter of 2025 and $30.2 million during the first quarter of 2025. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	March 31 2026	December 31 2025	March 31 2025
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	2.5%	2.1%	.8%
Europe	1.0%	1.1%	.8%
Mexico, Australia, Brasil and other	6.3%	5.8%	3.1%
Worldwide	3.2%	2.8%	1.4%

The Company typically requires customers to pay current before granting modifications. The higher pro forma percentage of retail loan and lease accounts 30+ days past due at March 31, 2026 in Mexico, Australia, Brasil and other was primarily due to accounts modified in Brasil.

A contract modification that improves the past due status reduces the probability of default. The effect of modifications is included in the Company’s historical loss information used to determine the allowance for credit losses. Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at March 31, 2026, December 31, 2025 and March 31, 2025. For certain modifications to customers experiencing financial difficulties that are at-risk at March 31, 2026 and December 31, 2025, the allowance for credit losses is based on the value of the underlying collateral or a discounted cash flow analysis

The Company’s annualized pre-tax return on average total assets for Financial Services was 2.1% for the first quarter of 2026 and 2.2% for the same period of 2025.

Other

Included in Other is sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and certain corporate income and expenses. Other sales represent less than 1% of consolidated net sales and revenues for the first quarter of 2026 and 2025. Other SG&A decreased to $20.5 million for the first quarter of 2026 from $25.1 million for the first quarter of 2025. The decrease was primarily due to lower salary and related costs.

For the first quarter of 2026, Other income before income taxes was $1.9 million compared to loss of $353.2 million in 2025, primarily due to the EC-related charge in the first quarter 2025 which is discussed in Note M of the consolidated financial statements.

Investment income for the first quarter decreased to $80.4 million in 2026 compared to $83.8 million in 2025. The decrease was primarily due to lower investment yields from lower market interest rates in all major markets except Brasil, partially offset by an increase in average investment balances in all major markets except Mexico.

Income Taxes

The effective tax rate for the first quarter of 2026 was 22.0% compared to 21.5% for the first quarter of 2025. Included in 2025 was the EC-related charge of $350.0 million, which lowered the effective tax rate.

($ in millions)
Three Months Ended March 31,	2026	2025
Domestic income before taxes	$473.6	$647.5
Foreign income (loss) before taxes	302.7	(4.4)
Total income before taxes	$776.3	$643.1
Domestic pre-tax return on revenues	12.9%	15.3%
Foreign pre-tax return on revenues	9.8%	(.1)%
Total pre-tax return on revenues	11.5%	8.6%

For the first quarter of 2026, domestic income before taxes and domestic pre-tax return on revenues decreased primarily due to lower Truck and Parts operation results. For the first quarter of 2025, foreign loss before taxes included the EC-related charge of $350.0 million, which also reduced foreign pre-tax return on revenues.

LIQUIDITY AND CAPITAL RESOURCES:

	March 31	December 31
($ in millions)	2026	2025
Cash and cash equivalents	$5,644.8	$6,307.9
Marketable securities	3,213.5	3,207.7
	$8,858.3	$9,515.6

The Company’s total cash and marketable securities at March 31, 2026 decreased $657.3 million from the balances at December 31, 2025. Total cash and marketable securities are primarily intended to provide liquidity while preserving capital.

The change in cash and cash equivalents is summarized below:

($ in millions)
Three Months Ended March 31,	2026	2025
Operating activities:
Net income	$605.3	$505.1
Net income items not affecting cash	102.6	259.7
Pension contributions	(4.0)	(6.5)
Changes in operating assets and liabilities, net	267.9	152.0
Net cash provided by operating activities	971.8	910.3
Net cash used in investing activities	(75.0)	(392.6)
Net cash used in financing activities	(1,551.7)	(2,134.7)
Effect of exchange rate changes on cash and cash equivalents	(8.2)	73.9
Net decrease in cash and cash equivalents	(663.1)	(1,543.1)
Cash and cash equivalents at beginning of period	6,307.9	7,060.8
Cash and cash equivalents at end of period	$5,644.8	$5,517.7

Operating activities: Cash provided by operations increased by $61.5 million to $971.8 million in the first three months of 2026 from $910.3 million in 2025. The increased operating cash flow reflects higher net income by $100.2 million and higher cash provided from net changes in operating assets and liabilities of $115.9 million, partially offset by lower cash provided from net income items not affecting cash of $157.1 million, primarily deferred income taxes. The net changes in operating assets and liabilities are mainly due to higher cash provided by wholesale receivables on new trucks in the financial services segment of $169.9 million and an increase in accounts payable and accruals of $78.5 million, partially offset by higher cash used for inventories of $62.7 million and a larger increase in trade and other receivables of $48.2 million.

Investing activities: Cash used in investing activities decreased by $317.6 million to $75.0 million in the first three months of 2026 from $392.6 million in 2025. The decrease in net cash used in investing activities primarily reflects lower net origination of retail loans and finance leases of $335.2 million and lower contributions to the joint venture of $44.7 million, partially offset by a decrease in net cash provided for in the settlement of a net investment hedge presented in Other, net in the Company's Consolidated Statements of Cash Flows.

Financing activities: Cash used in financing activities was $1,551.7 million for the first three months of 2026, $583.0 million lower than the $2,134.7 million used in 2025, reflecting lower cash dividends and lower net borrowing activities. In the first three months of 2026, the Company paid $909.4 million in dividends compared to $1.75 billion in 2025. Cash used in net borrowing activities was $679.9 million in 2026, $274.0 million higher than the $405.9 million in 2025.

The effect of exchange rate changes on cash decreased cash and cash equivalents by $8.2 million in the first three months of 2026, reflecting a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro. In the first three months of 2025, an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro, the British pound and Brazilian real, increased cash and cash equivalents by $73.9 million.

Credit Lines and Other

The Company has line of credit arrangements of $5.62 billion, of which $5.25 billion were unused at March 31, 2026. Included in these arrangements are $4.00 billion of committed bank facilities, of which $1.50 billion expires in June 2026, $1.25 billion expires in June 2028 and $1.25 billion expires in June 2030. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the three months ended March 31, 2026.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock without an expiration. The objective of the repurchase is to return value to PACCAR shareholders. As of March 31, 2026, the Company has repurchased $128.4 million of shares under this plan. There were no repurchases made under this plan during the first three months of 2026.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in the first three months of 2026 was $134.9 million compared to $170.7 million for the same period of 2025. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $9.22 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2026, total capital investments are expected to be $725 to $775 million and R&D is expected to be $450 to $500 million. The Company is increasing its investment in next generation internal combustion, hybrid and battery-electric powertrains, integrated connected vehicle services, advanced manufacturing capabilities, and the Company's autonomous vehicle platform. In addition to the capital and R&D investments, the Company expects to continue investing in its U.S.-based battery joint venture, Amplify Cell Technologies.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2024, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. In April 2026, the Company issued $150.0 million of medium-term notes under this registration. The total amount of medium-term notes outstanding for PFC as of March 31, 2026 was $7.60 billion. The registration expires in November 2027 and does not limit the principal amount of debt securities that may be issued during that period.

As of March 31, 2026, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.05 billion available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program renews annually and expires in May 2026. The Company intends to renew this program in the second quarter of 2026.

In August 2021, the Company's Mexican subsidiary, PACCAR Financial Mexico, registered a 10.00 billion Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5.00 billion Mexican pesos. At March 31, 2026, 5.80 billion Mexican pesos were available for issuance.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL Australia), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL Australia as of March 31, 2026 was 900.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. There were no borrowings under this program as of March 31, 2026.

In December 2021, the Company’s Brazilian subsidiary, Banco PACCAR S.A., established a lending program with the local development bank, Banco Nacional de Desenvolvimento Economico e Social (BNDES), for qualified customers to receive preferential conditions and generally market interest rates. The program is limited to 2.43 billion Brazilian reais and has 1.19 billion Brazilian reais outstanding as of March 31, 2026. The Brazilian subsidiary also established a Letra Financeira (LF) program in May 2024 and the program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding as of March 31, 2026 was 500.0 million Brazilian reais.

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

FORWARD-LOOKING STATEMENTS:

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future results of operations or financial position and any other statement that does not relate to any historical or current fact. Such statements are based on currently available operating, financial and other information and are subject to risks and uncertainties that may affect actual results. Risks and uncertainties include, but are not limited to: a significant decline in industry sales; competitive pressures; reduced market share; reduced availability of or higher prices for fuel; increased safety, emissions, or other regulations or tariffs resulting in higher costs and/or sales restrictions; currency or commodity price fluctuations; lower used truck prices; insufficient or under-utilization of manufacturing capacity; supplier interruptions; insufficient liquidity in the capital markets; fluctuations in interest rates; changes in the levels of the Financial Services segment new business volume due to unit fluctuations in new PACCAR truck sales or reduced market shares; changes affecting the profitability of truck owners and operators; price changes impacting truck sales prices and residual values; insufficient supplier capacity or access to raw materials and components, including semiconductors; labor disruptions; shortages of commercial truck drivers; increased warranty costs; cybersecurity risks to the Company’s information technology systems; use of artificial intelligence and machine learning in business processes; pandemics; climate-related risks; global conflicts; litigation, including EC settlement-related claims; or legislative and governmental regulations. A more detailed description of these and other risks is included under the headings Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1, “Legal Proceedings” and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the three months ended March 31, 2026. For additional information, refer to Item 7A as presented in the 2025 Annual Report on Form 10‑K.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2025 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

For Items 2(a) and (b), there was no reportable information for the three months ended March 31, 2026.

(c)
Issuer purchases of equity securities.

On December 4, 2018, PACCAR’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s outstanding common stock. As of March 31, 2026, the Company has repurchased $128.4 million of shares under this plan. There were no repurchases made under this plan during the first three months of 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
(e)	Form of Restricted Stock Grant Agreement for Non-Employee Directors	10-Q	July 31, 2024	10(f)	001-14817

(f)	PACCAR Inc Senior Executive Yearly Incentive Compensation Plan	10-K	February 18, 2026	10(f)	001-14817

(g)	PACCAR Inc Long Term Incentive Plan	10-K	February 18, 2026	10(g)	001-14817

(h)	PACCAR Inc Long Term Incentive Plan, Form of Stock Option Agreement	10-K	February 19, 2025	10(h)	001-14817

(i)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Award Agreement	10-K	February 18, 2026	10(i)	001-14817

(j)	PACCAR Inc Long Term Incentive Plan, Form of Restricted Stock Unit Agreement	10-K	February 18, 2026	10(j)	001-14817

(k)	PACCAR Inc Savings Investment Plan, Amendment and Restatement effective September 1, 2016	10-Q	November 4, 2016	10(q)	001-14817

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

(a)	Certification of Principal Executive Officer*

(b)	Certification of Principal Financial Officer*

(32)	Section 1350 Certifications:

Certification pursuant to rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document*

(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACCAR Inc
(Registrant)

Date	April 29, 2026	By	/s/ B. J. Poplawski
B. J. Poplawski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)