Form 10-Q
period 2026-06-30
PACCAR INC
filed 2026-07-29
CIK 75362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

Common Stock, $1 par value — 526,364,953 shares as of July 24, 2026

PACCAR Inc – Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
TRUCK, PARTS AND OTHER:
Net sales and revenues	$6,997.0	$6,962.8	$13,231.3	$13,876.5

Cost of sales and revenues	5,989.0	5,995.4	11,405.5	11,886.4
Research and development	114.3	112.9	223.4	228.3
Selling, general and administrative	138.6	139.2	288.2	282.5
Interest and other (income) expenses, net	(16.3)	(9.5)	(37.6)	316.3
	6,225.6	6,238.0	11,879.5	12,713.5
Truck, Parts and Other Income Before Income Taxes	771.4	724.8	1,351.8	1,163.0

FINANCIAL SERVICES:
Interest and fees	346.2	357.6	691.1	700.6
Operating lease, rental and other revenues	203.5	190.1	400.8	375.1
Revenues	549.7	547.7	1,091.9	1,075.7

Interest and other borrowing expenses	179.9	200.3	362.7	390.9
Depreciation and other expenses	165.2	154.9	325.3	314.6
Selling, general and administrative	41.1	40.1	80.8	78.4
Provision for losses on receivables	39.4	29.2	83.5	47.5
	425.6	424.5	852.3	831.4
Financial Services Income Before Income Taxes	124.1	123.2	239.6	244.3
Investment income	86.0	83.9	166.4	167.7
Total Income Before Income Taxes	981.5	931.9	1,757.8	1,575.0
Income taxes	229.5	208.1	400.5	346.1
Net Income	$752.0	$723.8	$1,357.3	$1,228.9

Net Income Per Share
Basic	$1.43	$1.38	$2.58	$2.34
Diluted	$1.43	$1.37	$2.57	$2.33

Weighted Average Number of Common Shares Outstanding
Basic	527.0	525.9	526.8	525.9
Diluted	527.6	526.7	527.5	526.8

Comprehensive Income	$738.7	$1,117.2	$1,352.0	$1,772.5

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(Millions)

	June 30	December 31
	2026	2025 *
	(Unaudited)
ASSETS

TRUCK, PARTS AND OTHER:
Current Assets
Cash and cash equivalents	$5,407.8	$6,046.0
Trade and other receivables, net (allowance for losses: 2026 - $1.7, 2025 - $1.5)	2,376.3	1,981.1
Marketable securities	3,259.6	3,207.7
Inventories, net	2,384.2	2,187.5
Other current assets	957.8	903.9
Total Truck, Parts and Other Current Assets	14,385.7	14,326.2

Property, plant and equipment, net	4,519.8	4,505.3
Other noncurrent assets, net	2,809.1	2,701.3
Total Truck, Parts and Other Assets	21,714.6	21,532.8

FINANCIAL SERVICES:
Cash and cash equivalents	166.9	261.9
Finance and other receivables, net (allowance for losses: 2026 - $191.7, 2025 - $192.9)	19,312.4	19,754.5
Equipment on operating leases, net	1,895.8	1,868.6
Other assets	890.4	918.4
Total Financial Services Assets	22,265.5	22,803.4
	$43,980.1	$44,336.2

* The December 31, 2025 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(Millions)

	June 30	December 31
	2026	2025 *
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

TRUCK, PARTS AND OTHER:
Current Liabilities
Accounts payable, accrued expenses and other	$5,158.7	$4,876.3
Dividend payable		735.8
Total Truck, Parts and Other Current Liabilities	5,158.7	5,612.1
Other liabilities	2,209.0	2,278.8
Total Truck, Parts and Other Liabilities	7,367.7	7,890.9

FINANCIAL SERVICES:
Accounts payable, accrued expenses and other	922.1	907.7
Commercial paper and bank loans	4,788.9	4,989.5
Term notes	9,907.5	10,646.8
Deferred taxes and other liabilities	672.6	637.3
Total Financial Services Liabilities	16,291.1	17,181.3

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - authorized 1.0 million shares, none issued
Common stock, $1 par value - authorized 1.2 billion shares, issued 526.4 and 525.4 million shares	526.4	525.4
Additional paid-in capital	446.6	379.2
Treasury stock, at cost - .04 million and nil shares	(4.8)
Retained earnings	19,695.1	18,696.1
Accumulated other comprehensive loss	(342.0)	(336.7)
Total Stockholders' Equity	20,321.3	19,264.0
	$43,980.1	$44,336.2

* The December 31, 2025 consolidated balance sheet has been derived from audited financial statements.

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Millions)

	Six Months Ended
	June 30
	2026	2025
OPERATING ACTIVITIES:
Net Income	$1,357.3	$1,228.9
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization:
Property, plant and equipment	210.6	199.5
Other assets	204.5	212.9
Provision for losses on financial services receivables	83.5	47.5
Deferred taxes	(136.1)	(55.0)
Other, net	21.1	46.3
Pension contributions	(7.7)	(11.5)
Change in operating assets and liabilities:
Trade and other receivables	(383.3)	(165.1)
Wholesale receivables on new trucks	192.4	304.6
Inventories	(197.6)	28.9
Accounts payable and accrued expenses	361.6	(42.0)
Income taxes, warranty and other	(33.7)	(51.3)
Net Cash Provided by Operating Activities	1,672.6	1,743.7

INVESTING ACTIVITIES:
Originations of retail loans and finance leases	(2,560.3)	(2,978.4)
Collections on retail loans and finance leases	2,576.3	2,409.9
Net decrease in wholesale receivables on equipment	86.1	21.0
Purchases of marketable debt securities	(1,062.7)	(823.0)
Proceeds from sales and maturities of marketable debt securities	969.1	770.4
Payments for property, plant and equipment	(292.6)	(387.2)
Acquisitions of equipment for operating leases	(417.1)	(327.5)
Proceeds from asset disposals	332.0	352.8
Contributions to joint venture		(44.7)
Other, net	(62.6)	(3.4)
Net Cash Used in Investing Activities	(431.8)	(1,010.1)

FINANCING ACTIVITIES:
Payments of cash dividends	(1,093.7)	(1,920.3)
Purchases of treasury stock	(4.8)	(35.0)
Proceeds from stock compensation transactions	47.3	24.8
Net decrease in commercial paper, short-term bank loans and other	(171.8)	(1,083.9)
Proceeds from term debt	1,476.5	1,858.5
Payments on term debt	(2,211.9)	(1,269.9)
Net Cash Used in Financing Activities	(1,958.4)	(2,425.8)
Effect of exchange rate changes on cash and cash equivalents	(15.6)	181.3
Net Decrease in Cash and Cash Equivalents	(733.2)	(1,510.9)
Cash and cash equivalents at beginning of period	6,307.9	7,060.8
Cash and cash equivalents at end of period	$5,574.7	$5,549.9

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Millions, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
COMMON STOCK, $1 PAR VALUE:
Balance at beginning of period	$526.3	$525.0	$525.4	$524.4
Stock compensation	.1	.5	1.0	1.1
Balance at end of period	526.4	525.5	526.4	525.5

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	436.3	382.0	379.2	344.8
Stock compensation	10.3	7.0	67.4	44.2
Balance at end of period	446.6	389.0	446.6	389.0

TREASURY STOCK, AT COST:
Balance at beginning of period	(4.8)	(4.3)
Purchases		(30.7)	(4.8)	(35.0)
Balance at end of period	(4.8)	(35.0)	(4.8)	(35.0)

RETAINED EARNINGS:
Balance at beginning of period	19,127.5	18,082.5	18,696.1	17,751.0
Net income	752.0	723.8	1,357.3	1,228.9
Cash dividends declared on common stock	(184.4)	(173.5)	(358.3)	(347.1)
Balance at end of period	19,695.1	18,632.8	19,695.1	18,632.8

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(328.7)	(963.1)	(336.7)	(1,113.3)
Other comprehensive (loss) income	(13.3)	393.4	(5.3)	543.6
Balance at end of period	(342.0)	(569.7)	(342.0)	(569.7)
Total Stockholders’ Equity	$20,321.3	$18,942.6	$20,321.3	$18,942.6

Cash dividends declared on common stock, per share	$.35	$.33	$.68	$.66

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes included in PACCAR Inc’s (PACCAR or the Company) Annual Report on Form 10‑K for the year ended December 31, 2025.

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

As of June 30, 2026, the Company has contributed $412.5 to the joint venture. PACCAR did not make contributions to the joint venture in the six months ended June 30, 2026 compared to $44.7 in the same period of 2025 and the maximum required contribution is $830.0. The Company's equity method investment, net of operating losses, was $367.6 and $379.4 at June 30, 2026 and December 31, 2025, respectively.

Earnings per Share: Basic earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding, plus the effect of any participating securities. Diluted earnings per common share are computed assuming that all potentially dilutive securities are converted into common shares under the treasury stock method.

The dilutive and antidilutive options are shown separately in the table below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Additional shares	614,000	754,800	686,600	896,800
Antidilutive options	1,139,600	1,280,500	1,175,600	1,319,700

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

In May 2026, FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The amendments in this ASU establish guidance for the accounting and disclosure of environmental credits and environmental credit obligations. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. The amendments in this ASU require that a business entity apply the guidance on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual period of adoption. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

The following table disaggregates Truck, Parts and Other revenues by major sources:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Truck
Truck sales	$4,958.3	$4,964.5	$9,197.4	$9,936.2
Revenues from extended warranties, operating leases and other	294.8	278.6	582.2	532.7
	5,253.1	5,243.1	9,779.6	10,468.9
Parts
Parts sales	1,690.3	1,677.4	3,346.4	3,315.0
Revenues from dealer services and other	56.6	43.5	110.6	95.8
	1,746.9	1,720.9	3,457.0	3,410.8
Intersegment eliminations and other	(3.0)	(1.2)	(5.3)	(3.2)
Truck, Parts and Other sales and revenues	$6,997.0	$6,962.8	$13,231.3	$13,876.5

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

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

The following table presents the balance sheet classification of the estimated value of the returned goods assets and the related return liabilities:

	June 30, 2026		December 31, 2025
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Trucks
Other current assets	$73.0		$83.1
Accounts payable, accrued expenses and other		$75.6		$87.2
Other noncurrent assets, net	215.1		195.2
Other liabilities		223.2		203.0
	$288.1	$298.8	$278.3	$290.2
Parts
Other current assets	$94.8		$97.0
Accounts payable, accrued expenses and other		$232.7		$239.6
	$94.8	$232.7	$97.0	$239.6

The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a sale was $656.5 at June 30, 2026.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Revenues from extended warranties, operating leases and other include optional extended warranty and repair and maintenance (R&M) service contracts which can be purchased for periods generally ranging up to five years. The Company defers revenue based on stand-alone observable selling prices when it receives payments in advance and generally recognizes the revenue on a straight-line basis over the warranty or R&M contract periods. See Note F, Product Support Liabilities, in the Notes to the Consolidated Financial Statements for further information. Also included are truck sales with an RVG accounted for as an operating lease. A liability is created for the residual value obligation with the remainder of the proceeds recorded as deferred revenue. The deferred revenue is recognized on a straight-line basis over the guarantee period, which typically ranges from three to five years. Deferred revenue related to trucks sold with an RVG was $22.9 at June 30, 2026. The Company expects to recognize approximately $5.7 of the remaining deferred revenue in 2026, $8.3 in 2027, $4.5 in 2028, $3.1 in 2029, $1.2 in 2030 and $.1 thereafter. For the three and six months ended June 30, 2026, total operating lease revenue from truck sales with RVGs was $4.5 and $9.5, respectively, compared to $4.2 and $7.3 for the three and six months ended June 30, 2025. The Company’s total commitment to acquire trucks at a guaranteed value for contracts accounted for as a lease was $43.5 at June 30, 2026.

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

Recognition of interest income and rental revenue is suspended (put on non-accrual status) when the receivable becomes more than 90 days past the contractual due date or earlier if some other event causes the Company to determine that collection is not probable. Accordingly, no finance receivables more than 90 days past due were accruing interest at June 30, 2026 or December 31, 2025. Recognition is resumed if the receivable becomes current by the payment of all amounts due under the terms of the existing contract and collection of remaining amounts is considered probable (if not contractually modified) or if the customer makes scheduled payments for three months and collection of remaining amounts is considered probable (if contractually modified). Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table summarizes Financial Services lease revenues by lease type:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Finance lease revenues	$92.3	$93.9	$185.5	$182.1
Operating lease revenues	155.9	156.6	310.7	307.4
Total lease revenues	$248.2	$250.5	$496.2	$489.5

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

Marketable securities at June 30, 2026 and December 31, 2025 consisted of the following:

		UNREALIZED	UNREALIZED	FAIR
At June 30, 2026	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$269.1	$2.3	$.1	$271.3
U.S. taxable municipal / non-U.S. provincial bonds	433.5	1.2	1.1	433.6
U.S. corporate securities	979.5	2.3	3.6	978.2
U.S. government securities	471.1		4.4	466.7
Non-U.S. corporate securities	630.4	2.2	1.8	630.8
Non-U.S. government securities	258.1	.6	.7	258.0
Other debt securities	214.4	.5	.7	214.2
Marketable equity securities	10.0		3.2	6.8
Total marketable securities	$3,266.1	$9.1	$15.6	$3,259.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

		UNREALIZED	UNREALIZED	FAIR
At December 31, 2025	COST	GAINS	LOSSES	VALUE
Marketable debt securities
U.S. tax-exempt securities	$341.0	$3.6	$.1	$344.5
U.S. taxable municipal / non-U.S. provincial bonds	417.7	4.2	.3	421.6
U.S. corporate securities	931.7	8.7	.1	940.3
U.S. government securities	433.9	2.5	.2	436.2
Non-U.S. corporate securities	634.8	5.4	.5	639.7
Non-U.S. government securities	212.8	1.3	.3	213.8
Other debt securities	206.4	1.6	.2	207.8
Marketable equity securities	10.0		6.2	3.8
Total marketable securities	$3,188.3	$27.3	$7.9	$3,207.7

The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, interest and dividend income and realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Gross realized gains were $1.9 and $1.6 and gross realized losses were $1.0 and $1.5 for the six months ended June 30, 2026 and 2025, respectively.

Net unrealized gains (losses) on marketable equity securities recognized in investment income were $3.0 and $(1.1) for the six months ended June 30, 2026 and 2025, respectively.

Marketable debt securities with continuous unrealized losses and their related fair values were as follows:

	June 30, 2026		December 31, 2025
	LESS THAN	TWELVE MONTHS	LESS THAN	TWELVE MONTHS
	TWELVE MONTHS	OR GREATER	TWELVE MONTHS	OR GREATER
Fair value	$1,584.2	$36.3	$298.5	$75.5
Unrealized losses	12.1	.3	1.0	.7

The unrealized losses on marketable debt securities above were due to higher yields on certain securities. The Company did not identify any indicators of a credit loss in its assessments. Accordingly, no allowance for credit losses was recorded at June 30, 2026 and December 31, 2025. The Company does not currently intend, and it is more likely than not that it will not be required, to sell the investment securities before recovery of the unrealized losses. The Company expects that the contractual principal and interest will be received on the investment securities.

Contractual maturities on marketable debt securities at June 30, 2026 were as follows:

	AMORTIZED	FAIR
	COST	VALUE
Within one year	$641.4	$642.5
One to five years	2,603.9	2,599.4
Six to ten years	5.9	5.9
More than ten years	4.9	5.0
	$3,256.1	$3,252.8

NOTE D - Inventories

Inventories are stated at the lower of cost or net realizable value. Cost of inventories is determined principally by the first-in, first-out (FIFO) method. Inventories included the following:

	June 30	December 31
	2026	2025
Finished products	$1,011.7	$954.2
Work in process and raw materials	1,372.5	1,233.3
	$2,384.2	$2,187.5

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE E - Finance and Other Receivables

Finance and other receivables included the following:

	June 30	December 31
	2026	2025
Loans	$10,381.6	$10,407.6
Finance leases	5,123.7	5,264.6
Dealer wholesale financing	3,840.3	4,126.3
Operating lease receivables and other	158.5	148.9
	19,504.1	19,947.4
Less allowance for losses:
Loans and leases	(185.9)	(187.2)
Dealer wholesale financing	(2.8)	(2.8)
Operating lease receivables and other	(3.0)	(2.9)
	$19,312.4	$19,754.5

The net activity of dealer direct loans and dealer wholesale financing on new trucks is shown in the operating section of the Condensed Consolidated Statements of Cash Flows since those receivables finance the sale of the Company inventory.

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

On average, commercial and other modifications extended contractual terms by approximately six months in 2026 and four months in 2025, and did not have a significant effect on the weighted-average term or interest rate of the total portfolio at June 30, 2026 and December 31, 2025.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The allowance for credit losses is summarized as follows:

	2026
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$2.8	$1.7	$185.5	$2.9	$192.9
Provision for losses			82.8	.7	83.5
Charge-offs			(91.9)	(.9)	(92.8)
Recoveries			4.6	.2	4.8
Currency translation and other			3.2	.1	3.3
Balance at June 30	$2.8	$1.7	$184.2	$3.0	$191.7

	2025
	DEALER		CUSTOMER
	WHOLESALE	RETAIL	RETAIL	OTHER*	TOTAL
Balance at January 1	$3.0	$1.5	$137.7	$3.0	$145.2
Provision for losses	(.1)	.1	47.6	(.1)	47.5
Charge-offs			(49.9)	(.4)	(50.3)
Recoveries			4.2	.2	4.4
Currency translation and other	.2		7.4	(.2)	7.4
Balance at June 30	$3.1	$1.6	$147.0	$2.5	$154.2

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

	REVOLVING
At June 30, 2026	LOANS	2026	2025	2024	2023	2022	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$3,773.8							$3,773.8
Watch	66.1							66.1
At-risk	.4							.4
	$3,840.3							$3,840.3
Retail:
Performing	$228.8	$210.1	$537.5	$501.7	$436.0	$261.3	$183.6	$2,359.0
Watch			1.4	.7	1.1	.3	.1	3.6
	$228.8	$210.1	$538.9	$502.4	$437.1	$261.6	$183.7	$2,362.6
Total dealer	$4,069.1	$210.1	$538.9	$502.4	$437.1	$261.6	$183.7	$6,202.9

Customer retail:
Fleet:
Performing		$1,930.6	$3,813.4	$2,784.8	$1,576.8	$614.2	$149.4	$10,869.2
Watch		20.2	91.0	42.6	47.3	30.0	11.7	242.8
At-risk		68.8	135.3	109.5	151.2	39.3	8.9	513.0
		$2,019.6	$4,039.7	$2,936.9	$1,775.3	$683.5	$170.0	$11,625.0
Owner/operator:
Performing		$335.0	$553.9	$333.9	$164.1	$75.5	$27.2	$1,489.6
Watch		1.0	6.4	3.6	2.8	1.6	.6	16.0
At-risk		.1	3.1	2.9	3.0	2.0	1.0	12.1
		$336.1	$563.4	$340.4	$169.9	$79.1	$28.8	$1,517.7
Total customer retail		$2,355.7	$4,603.1	$3,277.3	$1,945.2	$762.6	$198.8	$13,142.7

Total	$4,069.1	$2,565.8	$5,142.0	$3,779.7	$2,382.3	$1,024.2	$382.5	$19,345.6

Six Months Ended June 30, 2026	REVOLVING LOANS	2026	2025	2024	2023	2022	PRIOR	TOTAL
Gross charge-offs:
Customer retail:
Fleet		$.4	$12.3	$18.3	$24.7	$15.2	$15.2	$86.1
Owner/operator		.1	1.4	.9	1.5	1.6	.3	5.8
Total		$.5	$13.7	$19.2	$26.2	$16.8	$15.5	$91.9

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	REVOLVING
At December 31, 2025	LOANS	2025	2024	2023	2022	2021	PRIOR	TOTAL
Amortized cost:
Dealer:
Wholesale:
Performing	$4,114.6							$4,114.6
Watch	8.1							8.1
At-risk	3.6							3.6
	$4,126.3							$4,126.3
Retail:
Performing	$228.5	$590.5	$567.7	$506.1	$306.7	$134.7	$119.6	$2,453.8
Watch		1.5	.8	1.3	.4	.3		4.3
	$228.5	$592.0	$568.5	$507.4	$307.1	$135.0	$119.6	$2,458.1
Total dealer	$4,354.8	$592.0	$568.5	$507.4	$307.1	$135.0	$119.6	$6,584.4

Customer retail:
Fleet:
Performing		$4,465.0	$3,399.5	$2,060.2	$919.3	$254.4	$68.6	$11,167.0
Watch		63.7	35.0	63.4	44.8	16.2	.6	223.7
At-risk		70.7	80.0	147.9	50.5	9.0	1.7	359.8
		$4,599.4	$3,514.5	$2,271.5	$1,014.6	$279.6	$70.9	$11,750.5
Owner/operator:
Performing		$624.5	$404.0	$213.5	$114.9	$54.2	$10.1	$1,421.2
Watch		5.4	5.5	4.2	3.6	1.6	.3	20.6
At-risk		8.1	3.8	4.0	4.5	1.1	.3	21.8
		$638.0	$413.3	$221.7	$123.0	$56.9	$10.7	$1,463.6
Total customer retail		$5,237.4	$3,927.8	$2,493.2	$1,137.6	$336.5	$81.6	$13,214.1

Total	$4,354.8	$5,829.4	$4,496.3	$3,000.6	$1,444.7	$471.5	$201.2	$19,798.5

Twelve Months Ended December 31, 2025	REVOLVING LOANS	2025	2024	2023	2022	2021	PRIOR	TOTAL
Gross charge-offs:
Customer retail:
Fleet		$1.3	$10.6	$37.6	$19.7	$9.0	$6.8	$85.0
Owner/operator		.3	2.1	2.6	2.9	.6	.3	8.8
Total		$1.6	$12.7	$40.2	$22.6	$9.6	$7.1	$93.8

The amortized cost of dealer wholesale on watch at June 30, 2026 increased to $66.1 from $8.1 at December 31, 2025, primarily due to several dealers in Brasil placed on watch. These dealers were current according to contractual terms at the end of June 30, 2026.

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

	DEALER		CUSTOMER RETAIL
				OWNER/
At June 30, 2026	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$3,838.9	$2,362.6	$11,313.1	$1,493.9	$19,008.5
31 – 60 days past due	1.0		114.1	10.8	125.9
Greater than 60 days past due	.4		197.8	13.0	211.2
	$3,840.3	$2,362.6	$11,625.0	$1,517.7	$19,345.6

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2025	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Current and up to 30 days past due	$4,117.7	$2,458.1	$11,412.2	$1,428.7	$19,416.7
31 – 60 days past due	5.0		137.9	16.8	159.7
Greater than 60 days past due	3.6		200.4	18.1	222.1
	$4,126.3	$2,458.1	$11,750.5	$1,463.6	$19,798.5

The amortized cost basis of finance receivables that are on non-accrual status was as follows:

	DEALER		CUSTOMER RETAIL
				OWNER/
At June 30, 2026	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$466.0	$11.3	$477.3
Amortized cost basis with no specific reserve	$.4		32.2	.8	33.4
Total	$.4		$498.2	$12.1	$510.7

	DEALER		CUSTOMER RETAIL
				OWNER/
At December 31, 2025	WHOLESALE	RETAIL	FLEET	OPERATOR	TOTAL
Amortized cost basis with a specific reserve			$334.2	$15.5	$349.7
Amortized cost basis with no specific reserve	$3.6		18.0	6.2	27.8
Total	$3.6		$352.2	$21.7	$377.5

The increase in the amortized cost basis of finance receivables on non-accrual status as of June 30, 2026, compared to December 31, 2025, primarily reflects an increase in finance receivables modified for customers experiencing financial difficulty during the first six months of 2026.

Interest income recognized on a cash basis for finance receivables that are on non-accrual status was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Customer retail:
Fleet	$1.0	$1.1	$1.6	$5.7
Owner/operator	.1	.1	.2	.2
	$1.1	$1.2	$1.8	$5.9

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Customers Experiencing Financial Difficulty

The Company modified $323.5 and $141.6 of finance receivables for customers experiencing financial difficulty during the first six months of 2026 and 2025, respectively. The increase reflects higher volumes of credit modifications for customers experiencing financial difficulty in the U.S., Mexico and Australia due to weak market conditions. Generally, other than insignificant term extensions and payment delays are modifications extending terms and payment delays for more than three months. The ending amortized cost basis of finance receivables for other than insignificant extensions and payment delays for customers in financial difficulty was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Customer retail:
Fleet	$71.8	$29.0	$227.0	$40.6
Owner/operator	.3	.2	.9	.3
	$72.1	$29.2	$227.9	$40.9
Annualized % of total retail portfolio	1.9%	.8%	2.9%	.5%

The credit modifications generally granted customers additional time to pay. The financial effects of the term extensions added a weighted average of seven months to the life of the modified contracts for both the three months ended June 30, 2026 and 2025, and nine and seven months for the six months ended June 30, 2026 and 2025, respectively. The higher level of modified contracts in the second quarter of 2026, compared to the same period of 2025, primarily reflected a modification for a fleet customer in Australia for additional time to pay. Credit modifications in the six months ended June 30, 2026 also included a modification for a fleet customer in the U.S. and Canada during the first quarter of 2026, which included a combination of principal forgiveness and additional time to pay. The financial effect of these modifications was not significant to the allowance for credit losses.

The ending amortized cost basis and performance of finance receivables modified during the previous twelve months ended June 30, 2026 and June 30, 2025 were as follows:

At June 30,	2026	2025
Customer Retail:
Fleet:
Current and up to 30 days past due	$287.1	$126.2
31 – 60 days past due	11.5	.3
Greater than 60 days past due	42.3	2.2
Owner/operator:
Current and up to 30 days past due	2.8	.4
31 – 60 days past due	.1
Greater than 60 days past due	1.6
	$345.4	$129.1

The 31 – 60 days past due at June 30, 2026 increased to $11.5 at June 30, 2026 primarily due to one large fleet customer in Brasil. The greater than 60 days past due increased to $42.3 at June 30, 2026 and was primarily due to one large fleet customer in the U.S. and one fleet customer in Mexico that became over 30 days past due during 2025. Contract modifications with customers experiencing financial difficulty during the previous twelve months that became over 30 days past due in the first six months of 2026 and 2025 were not significant.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The Company continues to monitor the performance of finance receivables that are modified with customers experiencing financial difficulty. The effect of modifications is included in the Company's historical loss information used to determine the allowance for credit losses for the three and six months ended June 30, 2026 and 2025. For certain modifications to customers experiencing financial difficulties that are at-risk at June 30, 2026 and December 31, 2025, the allowance for credit loss is based on the value of underlying collateral or a discounted cash flow analysis.

Repossessions

When the Company determines a customer is not likely to meet its contractual commitments, the Company repossesses the vehicles which serve as collateral for the loans, finance leases and equipment under operating leases. The Company records the vehicles as used truck inventory included in Financial Services Other assets on the Consolidated Balance Sheets. The balance of repossessed inventory at June 30, 2026 and December 31, 2025 was $106.9 and $93.9, respectively.

Proceeds from the sales of repossessed assets were $49.5 and $75.0 for the six months ended June 30, 2026 and 2025, respectively. These amounts are included in Proceeds from asset disposals in the Condensed Consolidated Statements of Cash Flows. Write-downs of repossessed equipment on operating leases are recorded as impairments and included in Financial Services Depreciation and other expenses on the Consolidated Statements of Comprehensive Income.

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

Changes in product support liabilities are summarized as follows:

WARRANTY RESERVES	2026	2025
Balance at January 1	$596.2	$606.1
Cost accruals	254.4	334.2
Payments	(333.0)	(406.4)
Change in estimates for pre-existing warranties	71.4	59.6
Currency translation and other	(3.9)	26.4
Balance at June 30	$585.1	$619.9

DEFERRED REVENUES ON EXTENDED WARRANTIES AND R&M CONTRACTS	2026	2025
Balance at January 1	$1,411.1	$1,302.2
Deferred revenues	360.9	357.7
Revenues recognized	(360.2)	(330.4)
Currency translation	(16.5)	81.5
Balance at June 30	$1,395.3	$1,411.0

The Company expects to recognize approximately $230.5 of the remaining deferred revenues on extended warranties and R&M contracts in 2026, $432.9 in 2027, $329.5 in 2028, $217.0 in 2029, $128.5 in 2030 and $56.9 thereafter.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE G - Stockholders’ Equity

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Net income	$752.0	$723.8	$1,357.3	$1,228.9
Other comprehensive (loss) income (OCI):
Unrealized (losses) gains on derivative contracts	(13.2)	(16.7)	.4	(38.6)
Tax effect	4.3	4.5	1.8	11.0
	(8.9)	(12.2)	2.2	(27.6)
Unrealized (losses) gains on marketable debt securities	(7.6)	7.6	(28.9)	23.3
Tax effect	1.8	(1.5)	7.2	(5.9)
	(5.8)	6.1	(21.7)	17.4
Pension plans	1.3	(1.5)	1.6	(1.1)
Tax effect	(.4)	1.3	(.5)	1.3
	.9	(.2)	1.1	.2
Foreign currency translation gains	.5	399.7	13.1	553.6
Net other comprehensive (loss) income	(13.3)	393.4	(5.3)	543.6
Comprehensive income	$738.7	$1,117.2	$1,352.0	$1,772.5

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and the changes in AOCI, net of tax, included in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity consisted of the following:

Three Months Ended June 30, 2026	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at April 1, 2026	$14.5	$3.3	$281.1	$(627.6)	$(328.7)
Recorded into AOCI	(28.5)	(6.0)		.5	(34.0)
Reclassified out of AOCI	19.6	.2	.9		20.7
Net other comprehensive (loss) income	(8.9)	(5.8)	.9	.5	(13.3)
Balance at June 30, 2026	$5.6	$(2.5)	$282.0	$(627.1)	$(342.0)

Three Months Ended June 30, 2025	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at April 1, 2025	$17.1	$10.6	$70.1	$(1,060.9)	$(963.1)
Recorded into AOCI	(123.2)	6.0	(.5)	399.7	282.0
Reclassified out of AOCI	111.0	.1	.3		111.4
Net other comprehensive (loss) income	(12.2)	6.1	(.2)	399.7	393.4
Balance at June 30, 2025	$4.9	$16.7	$69.9	$(661.2)	$(569.7)

Six Months Ended June 30, 2026	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2026	$3.4	$19.2	$280.9	$(640.2)	$(336.7)
Recorded into AOCI	(74.0)	(22.5)	(1.1)	13.1	(84.5)
Reclassified out of AOCI	76.2	.8	2.2		79.2
Net other comprehensive income (loss)	2.2	(21.7)	1.1	13.1	(5.3)
Balance at June 30, 2026	$5.6	$(2.5)	$282.0	$(627.1)	$(342.0)

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Six Months Ended June 30, 2025	DERIVATIVE CONTRACTS	MARKETABLE DEBT SECURITIES	PENSION PLANS	FOREIGN CURRENCY TRANSLATION	TOTAL
Balance at January 1, 2025	$32.5	$(.7)	$69.7	$(1,214.8)	$(1,113.3)
Recorded into AOCI	(192.4)	17.4	(.9)	553.6	377.7
Reclassified out of AOCI	164.8		1.1		165.9
Net other comprehensive (loss) income	(27.6)	17.4	.2	553.6	543.6
Balance at June 30, 2025	$4.9	$16.7	$69.9	$(661.2)	$(569.7)

Reclassifications out of AOCI were as follows:

		Three Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	June 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2026	2025
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$1.4	$6.8
	Cost of sales and revenues	.2	(1.3)
	Interest and other (income) expenses, net	(4.9)	17.8

Commodity contracts	Cost of sales and revenues	(.6)	(.7)
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	3.1	7.0
Interest-rate contracts	Interest and other borrowing expenses	26.9	113.1
	Pre-tax expense increase	26.1	142.7
	Tax benefit	(6.5)	(31.7)
	After-tax expense increase	19.6	111.0
Unrealized losses (gains) on marketable debt securities:
Marketable debt securities	Investment income	.3	.2
	Tax benefit	(.1)	(.1)
	After-tax income reduction	.2	.1
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income) expenses, net	.9	.1
Prior service costs	Interest and other (income) expenses, net	.4	.4
	Pre-tax expense increase	1.3	0.5
	Tax benefit	(.4)	(.2)
	After-tax expense increase	.9	.3
Total reclassifications out of AOCI		$20.7	$111.4

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

		Six Months Ended
	LINE ITEM IN THE CONSOLIDATED STATEMENTS OF	June 30
AOCI COMPONENTS	COMPREHENSIVE INCOME	2026	2025
Unrealized losses (gains) on derivative contracts:
Truck, Parts and Other
Foreign-exchange contracts	Net sales and revenues	$5.8	$4.0
	Cost of sales and revenues	1.9	(10.8)
	Interest and other (income) expenses, net	11.8	30.2

Commodity contracts	Cost of sales and revenues	(.5)	(.8)
Financial Services
Foreign-exchange contracts	Interest and other borrowing expenses	10.8	12.8
Interest-rate contracts	Interest and other borrowing expenses	73.5	175.5
	Pre-tax expense increase	103.3	210.9
	Tax benefit	(27.1)	(46.1)
	After-tax expense increase	76.2	164.8
Unrealized losses (gains) on marketable debt securities:
Marketable debt securities	Investment income	1.1
	Tax benefit	(.3)
	After-tax income reduction	.8
Pension plans:
Truck, Parts and Other
Actuarial loss	Interest and other (income) expenses, net	2.0	.8
Prior service costs	Interest and other (income) expenses, net	.8	.7
	Pre-tax expense increase	2.8	1.5
	Tax benefit	(.6)	(.4)
	After-tax expense increase	2.2	1.1
Total reclassifications out of AOCI		$79.2	$165.9

Stock Compensation Plans

Stock-based compensation expense was $4.0 and $18.6 for the three and six months ended June 30, 2026, and $3.9 and $17.6 for the three and six months ended June 30, 2025, respectively.

During the first six months of 2026, the Company issued 937,201 common shares under deferred and stock compensation arrangements.

Other Capital Stock Changes

During the first six months of 2026, the Company purchased 41,707 treasury shares under the Company’s Long-Term Incentive Plan. There were no treasury shares repurchased pursuant to the Company's common stock repurchase plan. Stock repurchases of $371.6 remain authorized under the current $500.0 program approved by the PACCAR Board of Directors on December 4, 2018.

NOTE H - Income Taxes

The effective tax rate for the second quarter of 2026 was 23.4% compared to 22.3% for the second quarter of 2025, primarily due to a higher mix of pre-tax income in foreign jurisdictions with higher tax rates. The effective tax rate for the first six months ended June 30, 2026 was 22.8% compared to 22.0% for the first six months ended June 30, 2025. Included in the first quarter of 2025 was the EC-related charge of $350.0, which lowered the effective tax rate.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Three Months Ended June 30, 2026
	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$5,388.1	$1,765.5	$(3.0)	$7,150.6	$549.7	$7,700.3
Less intersegment	(135.0)	(18.6)		(153.6)		(153.6)
External Customers	$5,253.1	$1,746.9	$(3.0)	$6,997.0	$549.7	$7,546.7
Cost of sales and revenues	4,758.8	1,226.3	3.9	5,989.0		5,989.0
Research and development	78.9	35.4		114.3		114.3
Selling, general and administrative	50.0	67.8	20.8	138.6	41.1	179.7
Interest and other borrowing expenses					179.9	179.9
Depreciation and other expenses					165.2	165.2
Provision for losses on receivables					39.4	39.4
Other segment expenses (income), net	4.9	.4	(21.6)	(16.3)		(16.3)
	$360.5	$417.0	$(6.1)	$771.4	$124.1	$895.5
Investment income						86.0
Income (loss) before income taxes	$360.5	$417.0	$(6.1)	$771.4	$124.1	$981.5

Depreciation and amortization	$101.7	$5.9	$6.4	$114.0	$101.0	$215.0

Expenditures for long-lived assets	$114.6	$4.4	$23.5	$142.5	$242.6	$385.1

	Six Months Ended June 30, 2026
	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$10,060.4	$3,495.6	$(5.3)	$13,550.7	$1,091.9	$14,642.6
Less intersegment	(280.8)	(38.6)		(319.4)		(319.4)
External Customers	$9,779.6	$3,457.0	$(5.3)	$13,231.3	$1,091.9	$14,323.2
Cost of sales and revenues	8,967.6	2,430.0	7.9	11,405.5		11,405.5
Research and development	152.5	70.9		223.4		223.4
Selling, general and administrative	111.4	135.5	41.3	288.2	80.8	369.0
Interest and other borrowing expenses					362.7	362.7
Depreciation and other expenses					325.3	325.3
Provision for losses on receivables					83.5	83.5
Other segment expenses (income), net	11.4	1.3	(50.3)	(37.6)		(37.6)
	$536.7	$819.3	$(4.2)	$1,351.8	$239.6	$1,591.4
Investment income						166.4
Income (loss) before income taxes	$536.7	$819.3	$(4.2)	$1,351.8	$239.6	$1,757.8

Depreciation and amortization	$194.1	$10.4	$12.5	$217.0	$198.1	$415.1

Expenditures for long-lived assets	$239.8	$9.5	$35.7	$285.0	$406.3	$691.3

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	Three Months Ended June 30, 2025
	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$5,340.9	$1,739.1	$(1.2)	$7,078.8	$547.7	$7,626.5
Less intersegment	(97.8)	(18.2)		(116.0)		(116.0)
External Customers	$5,243.1	$1,720.9	$(1.2)	$6,962.8	$547.7	$7,510.5
Cost of sales and revenues	4,787.8	1,204.7	2.9	5,995.4		5,995.4
Research and development	81.9	31.0		112.9		112.9
Selling, general and administrative	54.7	64.6	19.9	139.2	40.1	179.3
Interest and other borrowing expenses					200.3	200.3
Depreciation and other expenses					154.9	154.9
Provision for losses on receivables					29.2	29.2
Other segment expenses (income), net	9.9	4.1	(23.5)	(9.5)		(9.5)
	$308.8	$416.5	$(.5)	$724.8	$123.2	$848.0
Investment income						83.9
Income (loss) before income taxes	$308.8	$416.5	$(.5)	$724.8	$123.2	$931.9

Depreciation and amortization	$93.1	$2.9	$6.4	$102.4	$104.9	$207.3

Expenditures for long-lived assets	$213.4	$3.1	$5.3	$221.8	$166.1	$387.9

	Six Months Ended June 30, 2025
	Truck	Parts	Other	Truck, Parts and Other	Financial Services	Total
Net sales and revenues	$10,731.7	$3,447.8	$(3.2)	$14,176.3	$1,075.7	$15,252.0
Less intersegment	(262.8)	(37.0)		(299.8)		(299.8)
External Customers	$10,468.9	$3,410.8	$(3.2)	$13,876.5	$1,075.7	$14,952.2
Cost of sales and revenues	9,504.3	2,376.2	5.9	11,886.4		11,886.4
Research and development	167.3	61.0		228.3		228.3
Selling, general and administrative	112.0	125.5	45.0	282.5	78.4	360.9
Interest and other borrowing expenses					390.9	390.9
Depreciation and other expenses					314.6	314.6
Provision for losses on receivables					47.5	47.5
Other segment expenses, net*	11.6	5.1	299.6	316.3		316.3
	$673.7	$843.0	$(353.7)	$1,163.0	$244.3	$1,407.3
Investment income						167.7
Income (loss) before income taxes	$673.7	$843.0	$(353.7)	$1,163.0	$244.3	$1,575.0

Depreciation and amortization	$184.0	$7.2	$12.5	$203.7	$208.7	$412.4

Expenditures for long-lived assets	$375.5	$6.4	$20.0	$401.9	$318.6	$720.5

* In the first quarter of 2025, Other includes a $350.0 charge related to civil litigation in Europe (EC-related claims) which is discussed in Note M.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

	June 30	December 31
Business Segment Data	2026	2025
Segment Assets:
Truck	$8,461.1	$7,966.1
Parts	2,366.0	2,278.5
Other	2,220.1	2,034.5
Cash and marketable securities	8,667.4	9,253.7
	21,714.6	21,532.8
Financial services	22,265.5	22,803.4
	$43,980.1	$44,336.2

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

Exposure limits and minimum credit ratings are used to minimize the risks of counterparty default. The Company’s maximum exposure to potential default of its derivative counterparties is limited to the asset position of its derivative portfolio. The asset position of the Company’s derivative portfolio was $44.5 at June 30, 2026.

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

At June 30, 2026, the notional amount of the Company’s interest-rate contracts was $4,373.0 with amounts expiring over the next 7.7 years. Notional maturities for all interest-rate contracts are $791.7 for the remainder of 2026, $965.9 for 2027, $885.7 for 2028, $1,048.2 for 2029, $94.5 for 2030 and $587.0 for 2031 and thereafter.

Foreign-Exchange Contracts: The Company enters into foreign-exchange contracts to hedge certain anticipated transactions and assets and liabilities denominated in foreign currencies, particularly the Canadian dollar, the euro, the British pound, the Australian dollar, the Brazilian real and the Mexican peso. The objective is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company enters into foreign-exchange contracts as net investment hedges to reduce the foreign currency exposure from its investments in foreign subsidiaries. At June 30, 2026, the notional amount of the outstanding foreign-exchange contracts was $1,613.4. Foreign-exchange contracts typically mature within one year.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Commodity Contracts: The Company enters into commodity forward contracts to hedge the prices of certain commodities used in the production of trucks. The objective is to reduce the fluctuation in earnings and cash flows associated with adverse movement in commodity prices. At June 30, 2026, the notional amount of the outstanding commodity contracts was $31.6. Commodity contracts mature within one year.

The following table presents the balance sheet classification, fair value, gross and net amounts of derivative financial instruments:

	June 30, 2026		December 31, 2025
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Derivatives designated under hedge accounting:
Interest-rate contracts:
Financial Services:
Other assets	$24.1		$50.0
Deferred taxes and other liabilities		$119.9		$76.8
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	17.8		11.9
Accounts payable, accrued expenses and other		23.7		84.3
Financial Services:
Deferred taxes and other liabilities		15.4		4.2
Commodity contracts:
Truck, Parts and Other:
Other current assets	1.8		.3
Accounts payable, accrued expenses and other		.3
	$43.7	$159.3	$62.2	$165.3
Derivatives not designated as hedging instruments:
Foreign-exchange contracts:
Truck, Parts and Other:
Other current assets	$.5		$.5
Accounts payable, accrued expenses and other		$.7		$.9
Financial Services:
Other assets	.3		.3
Deferred taxes and other liabilities		1.3		.1
	$.8	$2.0	$.8	$1.0
Gross amounts recognized in Balance Sheets	$44.5	$161.3	$63.0	$166.3
Less amounts not offset in financial instruments, subject to enforceable master netting arrangements:
Truck, Parts and Other:
Foreign-exchange contracts	$(.7)	$(.7)	$(.4)	$(.4)
Commodity contracts	(.2)	(.2)
Financial Services:
Interest-rate contracts	(12.7)	(12.7)	(15.6)	(15.6)
Net amount	$30.9	$147.7	$47.0	$150.3

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The following table presents the amount of loss (gain) from derivative financial instruments recorded in the Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$1.4		$5.8
Cost of sales and revenues
Cash flow hedges		.2		1.9
Derivatives not designated as hedging instruments		(.8)		(.7)
Interest and other (income) expenses, net
Cash flow hedges		(4.9)		11.8
Net investment hedges		(1.4)		(5.1)
Derivatives not designated as hedging instruments		3.1		2.2
		$(2.4)		$15.9
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$26.9	$3.1	$73.5	$10.8
Fair value hedges			.3
Derivatives not designated as hedging instruments		(7.6)		(9.0)
	$26.9	$(4.5)	$73.8	$1.8
Total	$26.9	$(6.9)	$73.8	$17.7

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	INTEREST-	FOREIGN-	INTEREST-	FOREIGN-
	RATE	EXCHANGE	RATE	EXCHANGE
Truck, Parts and Other:
Net sales and revenues
Cash flow hedges		$6.8		$4.0
Cost of sales and revenues
Cash flow hedges		(1.3)		(10.8)
Derivatives not designated as hedging instruments		.3		(.4)
Interest and other (income) expenses, net
Cash flow hedges		17.8		30.2
Net investment hedges		(2.5)		(6.6)
Derivatives not designated as hedging instruments		6.5		7.8
		$27.6		$24.2
Financial Services:
Interest and other borrowing expenses
Cash flow hedges	$113.1	$7.0	$175.5	$12.8
Fair value hedges	.4		1.4
Derivatives not designated as hedging instruments		(.2)		(.1)
	$113.5	$6.8	$176.9	$12.7
Total	$113.5	$34.4	$176.9	$36.9

The (gain) loss from commodity contracts recorded in Cost of sales and revenues was $(.6) and $(.5) for the three and six months ended June 30, 2026, respectively, and $(.7) and $(.8) for the three and six months ended June 30, 2025, respectively.

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Fair Value Hedges

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with the changes in fair value of the hedged item attributable to the risk being hedged. The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	June 30	December 31
	2026	2025
Financial Services
Term notes:
Carrying amount of the hedged liabilities	$1,007.5	$753.7
Cumulative basis adjustment (decrease) increase included in the carrying amount	(5.4)	3.9

The above table excludes the cumulative basis adjustments on discontinued hedge relationships of $.5 and nil as of June 30, 2026 and December 31, 2025, respectively.

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

The following table presents the pre-tax effect of (loss) gain on cash flow hedges recognized in other comprehensive income (loss) (OCI):

	Three Months Ended			Six Months Ended
	June 30, 2026			June 30, 2026
	INTEREST-	FOREIGN-		INTEREST-	FOREIGN-
	RATE	EXCHANGE	COMMODITY	RATE	EXCHANGE	COMMODITY
(Loss) gain recognized in OCI:
Truck, Parts and Other		$1.3	$1.7		$(16.9)	$3.0
Financial Services	$(39.4)	(2.9)		$(78.3)	(10.7)
	$(39.4)	$(1.6)	$1.7	$(78.3)	$(27.6)	$3.0

	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
	INTEREST-	FOREIGN-		INTEREST-	FOREIGN-
	RATE	EXCHANGE	COMMODITY	RATE	EXCHANGE	COMMODITY
(Loss) gain recognized in OCI:
Truck, Parts and Other		$(31.2)	$1.6		$(42.5)	$1.4
Financial Services	$(124.1)	(5.7)		$(196.1)	(14.8)
	$(124.1)	$(36.9)	$1.6	$(196.1)	$(57.3)	$1.4

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

The amount of loss in AOCI at June 30, 2026 that is estimated to be reclassified into earnings in the following 12 months if interest rates and exchange rates remain unchanged is approximately $31.7, net of taxes. The fixed interest earned on finance receivables will offset the amount recognized in interest expense, resulting in a stable interest margin consistent with the Company’s risk management strategy.

The amount of gains (losses) reclassified out of AOCI into net income based on the probability that the original forecasted transactions would not occur was nil for the three and six months ended June 30, 2026 and $(.1) for the three and six months ended June 30, 2025, respectively.

Net Investment Hedges

Changes in the fair value of derivatives designated as net investment hedges are recorded in AOCI as an adjustment to the Cumulative Translation Adjustment (CTA). At June 30, 2026, the notional amount of the outstanding net investment hedges was $359.6. For the three and six months ended June 30, 2026, the pre-tax gain (loss) recognized in OCI for the net investment hedges was $1.3 and $20.1, respectively, and $(48.5) and $(104.1), for the same periods ending June 30, 2025, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

Assets and Liabilities Subject to Recurring Fair Value Measurement

The Company’s assets and liabilities subject to recurring fair value measurements are either Level 1 or Level 2 as follows:

At June 30, 2026	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$271.3	$271.3
U.S. taxable municipal / non-U.S. provincial bonds		433.6	433.6
U.S. corporate securities		978.2	978.2
U.S. government securities	$466.7		466.7
Non-U.S. corporate securities		630.8	630.8
Non-U.S. government securities		258.0	258.0
Other debt securities		214.2	214.2
Total marketable debt securities	$466.7	$2,786.1	$3,252.8
Marketable equity securities	$6.8		$6.8
Total marketable securities	$473.5	$2,786.1	$3,259.6
Derivatives
Cross currency swaps		$19.1	$19.1
Interest-rate swaps		5.0	5.0
Foreign-exchange contracts		18.6	18.6
Commodity contracts		1.8	1.8
Total derivative assets		$44.5	$44.5
Liabilities:
Derivatives
Cross currency swaps		$112.1	$112.1
Interest-rate swaps		7.8	7.8
Foreign-exchange contracts		41.1	41.1
Commodity contracts		.3	.3
Total derivative liabilities		$161.3	$161.3

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

At December 31, 2025	LEVEL 1	LEVEL 2	TOTAL
Assets:
Marketable debt securities
U.S. tax-exempt securities		$344.5	$344.5
U.S. taxable municipal / non-U.S. provincial bonds		421.6	421.6
U.S. corporate securities		940.3	940.3
U.S. government securities	$436.2		436.2
Non-U.S. corporate securities		639.7	639.7
Non-U.S. government securities		213.8	213.8
Other debt securities		207.8	207.8
Total marketable debt securities	$436.2	$2,767.7	$3,203.9
Marketable equity securities	$3.8		$3.8
Total marketable securities	$440.0	$2,767.7	$3,207.7
Derivatives
Cross currency swaps		$30.0	$30.0
Interest-rate swaps		20.0	20.0
Foreign-exchange contracts		12.7	12.7
Commodity contracts		.3	.3
Total derivative assets		$63.0	$63.0
Liabilities:
Derivatives
Cross currency swaps		$67.1	$67.1
Interest-rate swaps		9.7	9.7
Foreign-exchange contracts		89.5	89.5
Total derivative liabilities		$166.3	$166.3

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

The Company’s estimate of fair value for fixed rate loans and debt that are not carried at fair value was as follows:

	June 30, 2026		December 31, 2025
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
Assets:
Financial Services fixed rate loans	$9,955.6	$10,003.0	$9,928.0	$10,118.4
Liabilities:
Financial Services fixed rate debt	9,943.9	9,968.4	10,453.1	10,570.6

Notes to Consolidated Financial Statements (Unaudited)	(Millions, Except Share Amounts)

NOTE L - Employee Benefit Plans

The Company has several defined benefit pension plans, which cover a majority of its employees. The following information details the components of net pension income for the Company’s defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Service cost	$22.6	$23.2	$45.0	$47.4
Interest on projected benefit obligation	35.5	36.1	71.1	71.9
Expected return on assets	(65.0)	(63.1)	(130.4)	(125.4)
Amortization of prior service costs	.4	.4	.8	.7
Recognized actuarial loss	.9	.1	2.0	.8
Net pension income	$(5.6)	$(3.3)	$(11.5)	$(4.6)

The components of net pension expense other than service cost are included in Interest and other (income) expenses, net on the Consolidated Statements of Comprehensive Income.

During the three and six months ended June 30, 2026, the Company contributed $3.7 and $7.7 to its pension plans, respectively, and $5.0 and $11.5 for the three and six months ended June 30, 2025, respectively.

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

Second Quarter Financial Highlights:

•
Worldwide net sales and revenues were $7.55 billion in 2026 compared to $7.51 billion in 2025.
•
Truck sales were $5.25 billion in 2026 compared to $5.24 billion in 2025.
•
Parts sales were $1.75 billion in 2026 compared to $1.72 billion in 2025, primarily from higher sales in Europe.
•
Financial Services revenues were $549.7 million in 2026 compared to $547.7 million in 2025.
•
Net income was $752.0 million ($1.43 per diluted share) in 2026 compared to $723.8 million ($1.37 per diluted share) in 2025.
•
Capital investments were $138.7 million in 2026 compared to $221.1 million in 2025.
•
Research and development (R&D) expenses were $114.3 million in 2026 compared to $112.9 million in 2025.

First Six Months Financial Highlights:

•
Worldwide net sales and revenues were $14.32 billion in 2026 compared to $14.95 billion in 2025, primarily due to lower truck revenues, partially offset by higher parts and financial services revenues.
•
Truck sales were $9.78 billion in 2026 compared to $10.47 billion in 2025, due to lower truck deliveries in all major markets except Europe.
•
Parts sales were $3.46 billion in 2026 compared to $3.41 billion in 2025, primarily from higher sales in Europe.
•
Financial Services revenues were $1.09 billion in 2026 compared to $1.08 billion in 2025.
•
Net income was $1.36 billion ($2.57 per diluted share) in 2026 compared to $1.23 billion ($2.33 per diluted share) in 2025. In 2025, adjusted net income (non-GAAP), excluding a $264.5 million after-tax charge related to civil litigation in Europe, was $1.49 billion ($2.83 per diluted share). See Reconciliation of GAAP to Non-GAAP Financial Measures on page 53.
•
Capital investments were $274.2 million in 2026 compared to $393.0 million in 2025.
•
Research and development (R&D) expenses were $223.4 million in 2026 compared to $228.3 million in 2025.

In the second quarter of 2026, Peterbilt unveiled the Freedom 250 Special Edition Model 589 truck, honoring America's historic 250th birthday. This truck delivers the superior quality and pride of ownership that Peterbilt customers expect, with a red, white and blue design that celebrates freedom and the open road. Also in the second quarter, DAF Trucks was named 'Truck Manufacturer of the Year' by British Motor Trader magazine at its Commercial Industry Awards ceremony in the U.K.

The PACCAR Financial Services (PFS) group of companies has operations covering four continents and 26 countries. The global breadth of PFS and its rigorous credit application process support a portfolio of loans and leases with total assets of $22.27 billion. PFS issued $1.38 billion in medium-term notes during the first six months of 2026 to support new business volume and market share growth and repay maturing debt.

Truck Outlook

Truck industry heavy-duty retail sales in the U.S. and Canada in 2026 are expected to be 230,000 to 270,000 units compared to 232,800 in 2025. In Europe, 2026 truck industry registrations for over 16-tonne vehicles are expected to be 290,000 to 330,000 units compared to 297,000 in 2025. In South America, heavy-duty truck industry registrations in 2026 are projected to be 100,000 to 110,000 units compared to 115,000 in 2025.

The Company has taken mitigating actions to reduce the impact from import tariffs on truck order intake. The Company's North American truck factories are optimally located to operate under the new Section 232 truck tariffs that began in November 2025. The Company’s tariff exposure is minimized by producing trucks locally for the United States, Canada and Mexico. On February 20, 2026, the United States Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (IEEPA). This decision resulted in tariff relief and recovery of certain amounts previously paid.

The U.S. Environmental Protection Agency's July 2026 notice of proposed rulemaking (NPRM) reaffirmed the EPA 27 NOx emissions limits with proposed revisions to certain compliance requirements, including extended warranty periods, useful life requirements and other provisions. These revisions are intended to ensure technology readiness of new emissions powertrains and mitigate the costs of compliance associated with the useful life and warranty.

The Company's results could be impacted by further changes in tariff policy, geopolitical uncertainty, emissions regulations and improving freight fundamentals.

Parts Outlook

In 2026, PACCAR Parts sales are expected to increase 3-5% compared to 2025, depending on the economic conditions.

Financial Services Outlook

In 2026, average earning assets are expected to be comparable to 2025. The used truck market is improving. If freight transportation conditions decline due to a weaker economy, then past due accounts, truck repossessions and credit losses would likely increase from the current levels and new business volume and average earning assets would likely decline.

Capital Investments and R&D Outlook

Capital investments in 2026 are expected to be $700 to $750 million and R&D is expected to be $450 to $480 million. The Company continues to invest in next generation clean diesel, hybrid and battery-electric powertrains, integrated connected vehicle services, and expanded manufacturing capabilities.

See the Forward-Looking Statements section of Management’s Discussion and Analysis for factors that may affect these outlooks.

RESULTS OF OPERATIONS:

The Company’s results of operations for the three and six months ended June 30, 2026 and 2025 are presented below.

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions, except per share amounts)	2026	2025	2026	2025
Net sales and revenues:
Truck	$5,253.1	$5,243.1	$9,779.6	$10,468.9
Parts	1,746.9	1,720.9	3,457.0	3,410.8
Other	(3.0)	(1.2)	(5.3)	(3.2)
Truck, Parts and Other	6,997.0	6,962.8	13,231.3	13,876.5
Financial Services	549.7	547.7	1,091.9	1,075.7
	$7,546.7	$7,510.5	$14,323.2	$14,952.2
Income before income taxes:
Truck	$360.5	$308.8	$536.7	$673.7
Parts	417.0	416.5	819.3	843.0
Other*	(6.1)	(.5)	(4.2)	(353.7)
Truck, Parts and Other	771.4	724.8	1,351.8	1,163.0
Financial Services	124.1	123.2	239.6	244.3
Investment income	86.0	83.9	166.4	167.7
Income taxes	(229.5)	(208.1)	(400.5)	(346.1)
Net income	$752.0	$723.8	$1,357.3	$1,228.9
Diluted earnings per share	$1.43	$1.37	$2.57	$2.33
After-tax return on revenues	10.0%	9.6%	9.5%	8.2%

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

2026 Compared to 2025:

Truck

The Company’s Truck segment accounted for 70% and 68% of revenues in the second quarter and the first six months of 2026, respectively, compared to 70% in both the second quarter and the first six months of 2025.

The Company’s new truck deliveries are summarized below:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2026	2025	% CHANGE	2026	2025	% CHANGE
U.S. and Canada	22,000	23,000	(4)	39,800	45,200	(12)
Europe	11,200	10,600	6	22,400	21,000	7
Mexico, South America, Australia and other	5,500	5,700	(4)	9,600	13,200	(27)
Total units	38,700	39,300	(2)	71,800	79,400	(10)

Worldwide new truck deliveries decreased in the second quarter of 2026 compared to the same period of 2025, primarily reflecting lower retail demand in the U.S and Canada, partially offset by improved demand in Europe and Mexico. New truck deliveries in first six months of 2026 decreased compared to the same period of 2025, reflecting lower retail demand in all major markets except Europe.

Market share data discussed below is provided by third-party sources and is measured by either retail sales or registrations for the Company’s dealer network as a percentage of total retail sales or registrations depending on the geographic market. In the U.S. and Canada, market share is based on retail sales. In Europe, market share is based primarily on registrations.

In the first six months of 2026, industry retail sales in the heavy-duty market in the U.S. and Canada were 104,800 units compared to 120,800 units in the same period of 2025. The Company’s heavy-duty truck retail market share was 29.6% in the first six months of 2026 compared to 30.4% in the first six months of 2025. The medium-duty market was 50,800 units in the first six months of 2026 compared to 54,300 units in the same period of 2025. The Company’s medium-duty market share was 12.3% in the first six months of 2026 compared to 14.0% in the first six months of 2025. In 2026, the U.S. and Canada medium-duty market size and the Company's share for the prior-year periods have been revised, consistent with the third-party data provider.

The over 16‑tonne truck market in Europe in the first six months of 2026 was 165,000 units compared to 151,100 units in the first six months of 2025. DAF over 16‑tonne market share was 13.6% in the first six months of 2026 compared to 14.2% in the same period of 2025. The 6 to 16‑tonne market in the first six months of 2026 was 18,300 units compared to 19,900 units in the same period of 2025. DAF market share in the 6 to 16-tonne market in the first six months of 2026 was 9.2% compared to 9.9% in the same period of 2025.

The over 16-tonne truck market in Brasil in the first six months of 2026 was 37,200 units compared to 41,700 units in the same period of 2025. DAF Brasil market share for the first six months of 2026 was 7.6% compared to 9.4% in the same period of 2025.

The Company’s worldwide truck net sales and revenues are summarized below:

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2026	2025	% CHANGE	2026	2025	% CHANGE
Truck net sales and revenues:
U.S. and Canada	$3,174.4	$3,315.5	(4)	$5,848.5	$6,511.2	(10)
Europe	1,274.2	1,190.1	7	2,543.3	2,289.4	11
Mexico, South America, Australia and other	804.5	737.5	9	1,387.8	1,668.3	(17)
	$5,253.1	$5,243.1		$9,779.6	$10,468.9	(7)
Truck income before income taxes	$360.5	$308.8	17	$536.7	$673.7	(20)
Pre-tax return on revenues	6.9%	5.9%		5.5%	6.4%

The Company’s worldwide truck net sales and revenues in the second quarter of 2026 were comparable to the same period of 2025. Revenue for the first six months decreased to $9.78 billion in 2026 from $10.47 billion in 2025, primarily due to lower truck unit deliveries from lower retail demand in all major markets except Europe.

In the second quarter of 2026, Truck segment income before income taxes and pre-tax return on revenues increased compared to the same period of 2025, primarily due to higher price realization and lower tariff costs. Truck segment income before income taxes and pre-tax return on revenues for the first six months of 2026 decreased from the same period of 2025, primarily due to lower truck unit deliveries from lower retail demand.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the three months ended June 30, 2026 and 2025 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended June 30, 2025	$5,243.1	$4,787.8	$455.3
(Decrease) increase
Truck sales volume	(141.7)	(86.7)	(55.0)
Average truck sales prices	86.8		86.8
Average material, labor and other direct costs		27.3	(27.3)
Factory overhead and other indirect costs		(7.2)	7.2
Extended warranties, operating leases and other	4.6	(26.4)	31.0
Currency translation	60.3	64.0	(3.7)
Total increase (decrease)	10.0	(29.0)	39.0
Three Months Ended June 30, 2026	$5,253.1	$4,758.8	$494.3

•
Truck sales volume decreased revenues by $141.7 million and costs by $86.7 million, primarily reflecting lower truck deliveries.
•
Average truck sales prices increased sales by $86.8 million, primarily due to higher price realization in the U.S. and Canada.
•
Average cost per truck increased cost of sales by $27.3 million, primarily reflecting higher material, truck content and labor costs, partially offset by lower tariff and product support costs.
•
Factory overhead and other indirect costs decreased $7.2 million, primarily due to lower overhead costs from lower truck build rates.
•
Extended warranties, operating leases and other increased revenues by $4.6 million, primarily due to higher volume of R&M and extended warranty contracts. The decrease in cost of sales by $26.4 million reflects lower extended warranty costs in the U.S. and Canada and lower used truck costs in Europe, partially offset by higher costs from R&M contracts.
•
The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro, Australian dollar, and Brazilian real relative to the U.S. dollar.
•
Truck gross margin was 9.4% in the second quarter of 2026 compared to 8.7% in the same period of 2025 due to the factors noted above.

The major factors for the Truck segment changes in net sales and revenues, cost of sales and revenues and gross margin between the six months ended June 30, 2026 and 2025 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Six Months Ended June 30, 2025	$10,468.9	$9,504.3	$964.6
(Decrease) increase
Truck sales volume	(1,113.7)	(913.3)	(200.4)
Average truck sales prices	191.7		191.7
Average material, labor and other direct costs		189.6	(189.6)
Factory overhead and other indirect costs		(14.4)	14.4
Extended warranties, operating leases and other	17.5	(24.6)	42.1
Currency translation	215.2	226.0	(10.8)
Total decrease	(689.3)	(536.7)	(152.6)
Six Months Ended June 30, 2026	$9,779.6	$8,967.6	$812.0

•
Truck sales volume decreased revenues by $1.11 billion and costs by $913.3 million, primarily reflecting lower truck deliveries.
•
Average truck sales prices increased sales by $191.7 million, primarily due to higher price realization in the U.S. and Canada.

•
Average cost per truck increased cost of sales by $189.6 million, primarily reflecting higher material, truck content and labor costs, partially offset by lower tariff and product support costs.
•
Factory overhead and other indirect costs decreased $14.4 million, primarily due to lower overhead costs from lower truck build rates.
•
Extended warranties, operating leases and other increased revenues by $17.5 million, primarily due to higher volume of R&M and extended warranty contracts. The decrease in cost of sales by $24.6 million reflects lower extended warranty costs in the U.S. and Canada and lower used truck costs in Europe, partially offset by higher costs from R&M contracts.
•
The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro, Australian dollar, Canadian dollar and Brazilian real relative to the U.S. dollar.
•
Truck gross margin was 8.3% in the first six months of 2026 compared to 9.2% in the same period of 2025 due to the factors noted above.

Truck SG&A expenses in the second quarter of 2026 decreased to $50.0 million from $54.7 million in the same period of 2025, primarily due to lower salaries and related expenses and lower professional fees. For the first six months of 2026, Truck SG&A of $111.4 million was comparable to $112.0 million in the same period of 2025, as lower salaries and related expenses and lower professional fees were mostly offset by higher sales and marketing expenses and currency translation effects.

As a percentage of sales, Truck SG&A was 1.0% and 1.1% in the three and six months ended June 30, 2026, respectively, which is consistent with the same periods of 2025.

Parts

The Company’s Parts segment accounted for 23% and 24% of revenues in the second quarter and the first six months of 2026, respectively, compared to 23% in both the second quarter and the first six months of 2025.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2026	2025	% CHANGE	2026	2025	% CHANGE
Parts net sales and revenues:
U.S. and Canada	$1,182.1	$1,191.5	(1)	$2,330.2	$2,374.1	(2)
Europe	376.3	353.0	7	778.8	706.9	10
Mexico, South America, Australia and other	188.5	176.4	7	348.0	329.8	6
	$1,746.9	$1,720.9	2	$3,457.0	$3,410.8	1
Parts income before income taxes	$417.0	$416.5		$819.3	$843.0	(3)
Pre-tax return on revenues	23.9%	24.2%		23.7%	24.7%

The Company’s worldwide parts net sales and revenues for the second quarter increased to $1.75 billion in 2026 from $1.72 billion in 2025. For the first six months, worldwide parts net sales and revenues increased to $3.46 billion in 2026 from $3.41 billion in 2025. The increase in both periods was primarily due to higher sales in Europe and favorable currency translation effects, partially offset by lower sales in the U.S. and Canada.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the three months ended June 30, 2026 and 2025 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Three Months Ended June 30, 2025	$1,720.9	$1,204.7	$516.2
(Decrease) increase
Aftermarket parts volume	(58.9)	(12.7)	(46.2)
Average aftermarket parts sales prices	69.3		69.3
Average aftermarket parts direct costs		10.9	(10.9)
Warehouse and other indirect costs		12.0	(12.0)
Currency translation	15.6	11.4	4.2
Total increase	26.0	21.6	4.4
Three Months Ended June 30, 2026	$1,746.9	$1,226.3	$520.6

•
Aftermarket parts sales volume decreased by $58.9 million and related cost of sales decreased by $12.7 million primarily due to lower sales volume in the U.S. and Canada and a higher mix of lower margin direct ship sales.
•
Average aftermarket parts sales prices increased sales by $69.3 million, primarily due to higher price realization in the U.S. and Canada and Europe.
•
Average aftermarket parts direct costs increased $10.9 million due to higher material costs, primarily in the U.S. and Canada and Europe, partially offset by lower tariff costs and higher supplier rebates in the U.S.
•
Warehouse and other indirect costs increased $12.0 million, primarily due to higher indirect costs, including warehouse expansion costs.
•
The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro, Australian dollar and Brazilian real relative to the U.S. dollar.
•
Parts gross margin was 29.8% in the second quarter of 2026 compared to 30.0% in the same period of 2025 due to the factors noted above.

The major factors for the changes in Parts segment net sales and revenues, cost of sales and revenues and gross margin between the six months ended June 30, 2026 and 2025 are as follows:

	NET	COST OF
	SALES AND	SALES AND	GROSS
($ in millions)	REVENUES	REVENUES	MARGIN
Six Months Ended June 30, 2025	$3,410.8	$2,376.2	$1,034.6
(Decrease) increase
Aftermarket parts volume	(187.4)	(78.4)	(109.0)
Average aftermarket parts sales prices	170.8		170.8
Average aftermarket parts direct costs		66.8	(66.8)
Warehouse and other indirect costs		25.1	(25.1)
Currency translation	62.8	40.3	22.5
Total increase (decrease)	46.2	53.8	(7.6)
Six Months Ended June 30, 2026	$3,457.0	$2,430.0	$1,027.0

•
Aftermarket parts sales volume decreased by $187.4 million and related cost of sales decreased by $78.4 million primarily due to lower sales volume in the U.S. and Canada and a higher mix of lower margin direct ship sales.
•
Average aftermarket parts sales prices increased sales by $170.8 million, primarily due to higher price realization in the U.S. and Canada and Europe.
•
Average aftermarket parts direct costs increased $66.8 million primarily due to higher material costs, mainly in the U.S. and Canada and Europe.
•
Warehouse and other indirect costs increased $25.1 million, primarily due to higher indirect costs, including warehouse expansion costs.
•
The currency translation effect on sales and cost of sales primarily reflects an increase in the value of the euro, Australian dollar, and Brazilian real relative to the U.S. dollar.
•
Parts gross margin was 29.7% in the first six months of 2026 compared to 30.3% in the same period of 2025 due to the factors noted above.

Parts SG&A expense in the second quarter of 2026 increased to $67.8 million from $64.6 million in the same period of 2025. For the first six months 2026, Parts SG&A increased to $135.5 million from $125.5 million in the same period of 2025. The increase in both periods was primarily due to higher currency translation effects and higher system related costs.

As a percentage of sales, Parts SG&A was 3.9% in the three and six months ended June 30, 2026 compared to 3.8% and 3.7% in the three and six months ended June 30, 2025, respectively.

Financial Services

The Company’s Financial Services segment accounted for 7% and 8% of revenues in the second quarter and the first six months of 2026, respectively, compared to 7% in both the second quarter and the first six months of 2025.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2026	2025	% CHANGE	2026	2025	% CHANGE
New loan and lease volume:
U.S. and Canada	$931.1	$1,044.5	(11)	$1,584.1	$1,788.9	(11)
Europe	336.1	329.8	2	684.2	636.2	8
Mexico, Australia, Brasil and other	393.6	479.2	(18)	744.1	937.6	(21)
	$1,660.8	$1,853.5	(10)	$3,012.4	$3,362.7	(10)
New loan and lease volume by product:
Loans and finance leases	$1,420.9	$1,678.5	(15)	$2,606.2	$3,030.9	(14)
Equipment on operating lease	239.9	175.0	37	406.2	331.8	22
	$1,660.8	$1,853.5	(10)	$3,012.4	$3,362.7	(10)
New loan and lease unit volume:
Loans and finance leases	9,430	11,750	(20)	17,470	21,300	(18)
Equipment on operating lease	1,990	1,600	24	3,430	3,130	10
	11,420	13,350	(14)	20,900	24,430	(14)
Average earning assets:
U.S. and Canada	$12,008.7	$12,196.2	(2)	$11,980.0	$12,138.2	(1)
Europe	4,159.4	4,104.7	1	4,194.6	3,972.5	6
Mexico, Australia, Brasil and other	4,961.3	5,027.1	(1)	4,985.8	4,916.1	1
	$21,129.4	$21,328.0	(1)	$21,160.4	$21,026.8	1
Average earning assets by product:
Loans and finance leases	$15,588.4	$14,957.2	4	$15,585.4	$14,690.4	6
Dealer wholesale financing	3,582.8	4,365.0	(18)	3,622.5	4,344.3	(17)
Equipment on lease and other	1,958.2	2,005.8	(2)	1,952.5	1,992.1	(2)
	$21,129.4	$21,328.0	(1)	$21,160.4	$21,026.8	1
Revenues:
U.S. and Canada	$220.2	$229.4	(4)	$436.1	$466.4	(6)
Europe	144.6	137.3	5	291.1	260.8	12
Mexico, Australia, Brasil and other	184.9	181.0	2	364.7	348.5	5
	$549.7	$547.7		$1,091.9	$1,075.7	2
Revenues by product:
Loans and finance leases	$288.4	$278.2	4	$575.2	$542.5	6
Dealer wholesale financing	57.8	79.4	(27)	115.9	158.1	(27)
Equipment on lease and other	203.5	190.1	7	400.8	375.1	7
	$549.7	$547.7		$1,091.9	$1,075.7	2
Income before income taxes	$124.1	$123.2	1	$239.6	$244.3	(2)

New loan and lease volume was $1.66 billion in the second quarter of 2026 compared to $1.85 billion in the second quarter of 2025. New loan and lease volume was $3.01 billion in the first six months of 2026 compared to $3.36 billion in the same period of 2025. The decrease in both periods was primarily due to lower new loan and lease volume from lower retail sales of PACCAR trucks, primarily in the U.S. and Canada, and lower finance market share, primarily in Brasil. The increase in equipment on operating lease dollar volume was primarily due to higher market demand in Europe and the U.S. and Canada, partly offset by lower demand in Mexico. The effects of currency translation increased new loan and lease volume by $42.2 million and $112.9 million in the second quarter and first six months of 2026, respectively, primarily due to an increase in the value of the Mexican peso and the euro relative to the U.S. dollar.

In the second quarter of 2026, PFS finance market share of new PACCAR truck sales was 24.7% compared to 25.9% in the same period of 2025. In the first six months of 2026, PFS finance market share of new PACCAR truck sales was 24.5% compared to 25.3% in the same period of of 2025.

In the second quarter of 2026, PFS revenues slightly increased to $549.7 million from $547.7 million in the same period of 2025. In the first six months of 2026, PFS revenues increased to $1.09 billion from $1.08 billion in the same period of 2025. The increase in both periods was primarily due to favorable currency translation effects and higher average retail loan and finance lease portfolio, mostly offset by a lower dealer wholesale portfolio. The effects of currency translation increased PFS revenues by $21.7 million and $56.3 million in the three and six months ended June 30, 2026, respectively.

In the second quarter of 2026, PFS income before income taxes increased to $124.1 million from $123.2 million in the same period of 2025. The increase was primarily due to favorable currency translation effects and higher finance margin, mostly offset by a higher provision for losses. In the first six months of 2026, PFS income before income taxes decreased to $239.6 million from $244.3 million in the same period of 2025. The decrease in the first six months of 2026 was primarily due to a higher provision for losses, partly offset by favorable currency translation effects and improving used truck results. The effects of currency translation increased PFS income before income taxes by $5.8 million and $13.6 million in the second quarter and the first six months of 2026, respectively, primarily due to an increase in the value of the Mexican peso relative to the U.S. dollar.

Included in Financial Services Other assets on the Company’s Consolidated Balance Sheets are used trucks held for sale, net of impairments, of $318.6 million at June 30, 2026 and $389.4 million at December 31, 2025. These trucks are primarily units returned from matured operating leases in the ordinary course of business, and also include trucks acquired from repossessions or through acquisitions of used trucks in trades related to new truck sales and trucks returned from RVGs.

The Company recognized losses on used trucks, excluding repossessions, of $6.3 million in the second quarter of 2026 compared to $7.5 million in the second quarter of 2025, including $4.9 million of losses on multiple unit transactions in the second quarter of 2026 compared to $9.0 million in the second quarter of 2025. Used truck losses related to repossessions, which are recognized as credit losses, were $7.4 million for the second quarter of 2026 and $3.3 million for the second quarter of 2025.

The Company recognized losses on used trucks, excluding repossessions, of $12.0 million in the first six months of 2026 compared to $18.6 million in the same period of 2025, including $12.8 million of losses on multiple unit transactions in the first six months of 2026 compared to $21.0 million in the same period of 2025. Used truck losses related to repossessions, which are recognized as credit losses, were $12.1 million for the first six months of 2026 and $6.6 million for the first six months of 2025.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the three months ended June 30, 2026 and 2025 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Three Months Ended June 30, 2025	$357.6	$200.3	$157.3
(Decrease) increase
Average finance receivables	(11.8)		(11.8)
Average debt balances		(16.4)	16.4
Yields	(13.2)		(13.2)
Borrowing rates		(10.5)	10.5
Currency translation and other	13.6	6.5	7.1
Total (decrease) increase	(11.4)	(20.4)	9.0
Three Months Ended June 30, 2026	$346.2	$179.9	$166.3

•
Average finance receivables decreased $664.2 million (excluding foreign exchange effects), decreasing interest and fees by $11.8 million, primarily due to lower dealer wholesale balances.
•
Average debt balances decreased $1.41 billion (excluding foreign exchange effects), decreasing interest and other borrowing costs by $16.4 million. The lower average debt balances reflect funding for a lower average earning assets portfolio, which includes loans, finance leases, wholesale receivables and equipment on operating lease.
•
Slightly lower portfolio yields (7.2% in 2026 compared to 7.4% in 2025) decreased interest and fees by $13.2 million. The lower portfolio yields were primarily due to lower market rates on new portfolio assets, primarily in the U.S.

•
Lower borrowing rates (4.8% in 2026 compared to 5.2% in 2025) decreased interest and other borrowing expenses by $10.5 million and were primarily due to lower debt market rates, primarily in Europe and Mexico.
•
The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and Brazilian real.

The major factors for the changes in interest and fees, interest and other borrowing expenses and finance margin for the six months ended June 30, 2026 and 2025 are outlined below:

($ in millions)	INTEREST AND FEES	INTEREST AND OTHER BORROWING EXPENSES	FINANCE MARGIN
Six Months Ended June 30, 2025	$700.6	$390.9	$309.7
(Decrease) increase
Average finance receivables	(17.2)		(17.2)
Average debt balances		(29.4)	29.4
Yields	(23.8)		(23.8)
Borrowing rates		(14.3)	14.3
Currency translation and other	31.5	15.5	16.0
Total (decrease) increase	(9.5)	(28.2)	18.7
Six Months Ended June 30, 2026	$691.1	$362.7	$328.4

•
Average finance receivables decreased $497.3 million (excluding foreign exchange effects), decreasing interest and fees by $17.2 million, primarily due to lower dealer wholesale balances.
•
Average debt balances decreased $1.26 billion (excluding foreign exchange effects), decreasing interest and other borrowing costs by $29.4 million. The lower average debt balances reflect funding for a lower average earning assets portfolio, which includes loans, finance leases, wholesale receivables and equipment on operating lease.
•
Slightly lower portfolio yields (7.3% in 2026 compared to 7.4% in 2025) decreased interest and fees by $23.8 million. The lower portfolio yields were primarily due to lower market rates on new portfolio assets, primarily in the U.S.
•
Lower borrowing rates (4.8% in 2026 compared to 5.1% in 2025) decreased interest and other borrowing expenses by $14.3 million and were primarily due to lower debt market rates, primarily in the U.S.
•
The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and Brazilian real.

The following table summarizes operating lease, rental and other revenues and depreciation and other expenses:

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2026	2025	2026	2025
Operating lease and rental revenues	$162.0	$161.9	$322.4	$317.1
Used truck sales	31.7	18.8	58.8	40.9
Insurance, franchise and other revenues	9.8	9.4	19.6	17.1
Operating lease, rental and other revenues	$203.5	$190.1	$400.8	$375.1

Depreciation of operating lease equipment	$111.5	$116.4	$223.5	$234.7
Vehicle operating expenses	19.1	17.5	38.0	34.1
Cost of used truck sales	32.7	19.0	60.5	41.7
Insurance, franchise and other expenses	1.9	2.0	3.3	4.1
Depreciation and other expenses	$165.2	$154.9	$325.3	$314.6

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the three months ended June 30, 2026 and 2025 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Three Months Ended June 30, 2025	$190.1	$154.9	$35.2
Increase (decrease)
Used truck sales	12.5	13.4	(.9)
Results on returned lease assets		(1.9)	1.9
Average operating lease assets	(13.7)	(10.8)	(2.9)
Revenue and cost per asset	6.3	4.3	2.0
Currency translation and other	8.3	5.3	3.0
Total increase	13.4	10.3	3.1
Three Months Ended June 30, 2026	$203.5	$165.2	$38.3

•
Used truck sales from units received on trade increased revenues by $12.5 million and increased related depreciation and other expenses by $13.4 million, reflecting higher used truck sales volume in Europe.
•
Results on returned lease assets decreased depreciation and other expenses by $1.9 million.
•
Average operating lease assets decreased $80.2 million (excluding foreign exchange effects), which decreased revenues by $13.7 million and related depreciation and other expenses by $10.8 million.
•
Revenue per asset increased $6.3 million primarily due to higher average truck values financed. Cost per asset increased $4.3 million due to higher depreciation and operating expenses, mainly in the U.S. and Canada and Europe.
•
The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and the euro.

The major factors for the changes in operating lease, rental and other revenues, depreciation and other expenses and lease margin between the six months ended June 30, 2026 and 2025 are outlined below:

($ in millions)	OPERATING LEASE, RENTAL AND OTHER REVENUES	DEPRECIATION AND OTHER EXPENSES	LEASE MARGIN
Six Months Ended June 30, 2025	$375.1	$314.6	$60.5
Increase (decrease)
Used truck sales	15.1	16.0	(.9)
Results on returned lease assets		(7.8)	7.8
Average operating lease assets	(34.1)	(27.3)	(6.8)
Revenue and cost per asset	18.5	12.2	6.3
Currency translation and other	26.2	17.6	8.6
Total increase	25.7	10.7	15.0
Six Months Ended June 30, 2026	$400.8	$325.3	$75.5

•
Used truck sales from units received on trade increased revenues by $15.1 million and increased related depreciation and other expenses by $16.0 million, reflecting higher used truck sales volume in Europe.
•
Results on returned lease assets decreased depreciation and other expenses by $7.8 million, primarily due to improved used truck pricing.
•
Average operating lease assets decreased $111.9 million (excluding foreign exchange effects), which decreased revenues by $34.1 million and related depreciation and other expenses by $27.3 million.
•
Revenue per asset increased $18.5 million primarily due to higher average truck values financed. Cost per asset increased $12.2 million due to higher depreciation and operating expenses, mainly in the U.S. and Canada and Europe.
•
The currency translation effects reflect an increase in the value of foreign currencies relative to the U.S. dollar, primarily the Mexican peso and the euro.

Financial Services SG&A for the second quarter of 2026 increased to $41.1 million from $40.1 million in the same period of 2025. For the first six months of 2026, Financial Services SG&A increased to $80.8 million from $78.4 million in the same period of 2025. The increase in both periods was due to unfavorable foreign currency translation effects.

As an annualized percentage of average earning assets, Financial Services SG&A was .8% for both the second quarter and the first six months of 2026 compared to .8% and .7% for the same periods of 2025, respectively.

The following table summarizes the provision for losses on receivables and net charge-offs:

	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$10.8	$11.2	$26.4	$28.1
Europe	3.7	3.4	6.7	6.3
Mexico, Australia, Brasil and other	24.9	30.3	50.4	53.6
	$39.4	$44.9	$83.5	$88.0

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
($ in millions)	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS	PROVISION FOR LOSSES ON RECEIVABLES	NET CHARGE- OFFS
U.S. and Canada	$14.8	$17.5	$22.1	$30.9
Europe	2.7	3.1	4.9	5.2
Mexico, Australia, Brasil and other	11.7	4.3	20.5	9.8
	$29.2	$24.9	$47.5	$45.9

The provision for losses on receivables increased to $39.4 million in the second quarter of 2026 from $29.2 million in the same period of 2025. In the first six months of 2026, the provision for losses on receivables increased to $83.5 million from $47.5 million in the same period of 2025. The increase in the second quarter and the first six months of 2026 compared to 2025 was primarily due to a higher provision in Brasil, reflecting an increase in 30+ days past due accounts. Net charge-offs increased to $44.9 million in the second quarter of 2026 from $24.9 million in the same period of 2025. In the first six months of 2026, net charge-offs increased to $88.0 million from $45.9 million in the same period of 2025. Higher net charge-offs in Brasil reflected challenging economic conditions, including higher interest rates and slowing freight activities.

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

The post-modification balances of accounts modified during the six months ended June 30, 2026 and 2025 are summarized below:

	2026		2025
($ in millions)	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*	AMORTIZED COST BASIS	% OF TOTAL PORTFOLIO*
Commercial	$100.0	1.3%	$182.3	2.4%
Insignificant delay	229.2	2.9%	171.8	2.2%
Credit	323.5	4.2%	141.6	1.9%
	$652.7	8.4%	$495.7	6.5%

* Amortized cost basis immediately after modification as a percentage of ending retail portfolio, on an annualized basis.

Modification activity increased to $652.7 million in the first six months of 2026 from $495.7 million in the same period of 2025. The decrease in modifications for Commercial reasons primarily reflects lower volumes of refinancing, primarily in the U.S. The increase related to Insignificant delay modifications reflects an increase in customers requesting payment relief for up to three months, primarily in Australia. These customers were predominately not past due at the time of modification and at June 30, 2026. The increase in Credit modifications reflect higher volumes of contract modifications for customers experiencing financial difficulty in the U.S., Mexico and Australia due to weak market conditions.

The following table summarizes the Company’s 30+ days past due accounts:

	June 30 2026	December 31 2025	June 30 2025
Percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	1.4%	1.8%	.8%
Europe	1.1%	1.0%	.6%
Mexico, Australia, Brasil and other	4.7%	4.6%	2.4%
Worldwide	2.2%	2.4%	1.2%

Accounts 30+ days past due was 2.2% at June 30, 2026 compared to 2.4% at December 31, 2025 and 1.2% at June 30, 2025. The decreased past dues as of June 30, 2026 compared to December 31, 2025 in the U.S. and Canada reflects customer payments, accounts charged off and modifications. Customer payment performance improved in the second quarter of 2026, reflecting more favorable freight market conditions in the U.S. and Canada. This was partially offset by increased past due accounts in Brasil. The Company continues to focus on maintaining low past due balances.

When the Company modifies a 30+ days past due account, the customer is then generally considered current under the revised contractual terms. Contract modifications, which were 30+ days past due and became current at the time of modification, were $72.8 million worldwide during the second quarter of 2026, $72.9 million during the fourth quarter of 2025 and $60.8 million during the second quarter of 2025. Had these accounts not been modified and continued to not make payments, the pro forma percentage of retail loan and lease accounts 30+ days past due would have been as follows:

	June 30 2026	December 31 2025	June 30 2025
Pro forma percentage of retail loan and lease accounts 30+ days past due:
U.S. and Canada	1.4%	2.1%	.9%
Europe	1.1%	1.1%	.7%
Mexico, Australia, Brasil and other	6.5%	5.8%	3.8%
Worldwide	2.6%	2.8%	1.6%

The Company typically requires customers to pay current before granting modifications. The higher pro forma percentage of retail loan and lease accounts 30+ days past due at June 30, 2026 in Mexico, Australia, Brasil and other was primarily due to one large fleet customer modified in Australia.

A contract modification that improves the past due status reduces the probability of default. The effect of modifications is included in the Company’s historical loss information used to determine the allowance for credit losses. Modifications of accounts in prior quarters that were more than 30 days past due at the time of modification are included in past dues if they were not performing under the modified terms at June 30, 2026, December 31, 2025 and June 30, 2025. For certain modifications to customers experiencing financial difficulties that are at-risk at June 30, 2026, December 31, 2025 and June 30, 2025, the allowance for credit losses is based on the value of the underlying collateral or a discounted cash flow analysis.

The Company’s annualized pre-tax return on average total assets for Financial Services was 2.2% and 2.1% for the second quarter and the first six months of 2026, respectively, compared to 2.1% and 2.2% for the second quarter and the first six months of 2025, respectively.

Other

Included in Other is sales, income and expenses not attributable to a reportable segment. Other also includes non-service cost components of pension expense and certain corporate income and expenses. Other sales represent less than 1% of consolidated net sales and revenues for both the second quarter and the first six months of 2026 and 2025. Other SG&A increased to $20.8 million for the second quarter of 2026 from $19.9 million for the second quarter of 2025, primarily due to higher professional fees. Other SG&A decreased to $41.3 million for the first six months of 2026 from $45.0 million for the same period of 2025, primarily due to lower salaries and related expenses.

For the second quarter of 2026, Other loss before income taxes was $6.1 million compared to $.5 million in 2025 and includes certain foreign currency translation effects. For the first six months of 2026, Other loss before income taxes was $4.2 million compared to $353.7 million in 2025, primarily due to the EC-related charge in the first quarter 2025 which is discussed in Note M of the consolidated financial statements.

Investment income for the second quarter increased to $86.0 million in 2026 from $83.9 million in 2025, primarily due to higher portfolio balances in all major markets except Mexico, partially offset by lower investment yields from lower market interest rates in all major markets except Brasil and Australia. Investment income for the first six months decreased slightly to $166.4 million in 2026 from $167.7 million in 2025, primarily due to lower investment yields from lower market interest rates in all major markets except Brasil and Australia, partially offset by an increase in average investment balances in all major markets except Mexico.

Income Taxes

The effective tax rate for the second quarter of 2026 was 23.4% compared to 22.3% for the second quarter of 2025. The effective tax rate for the first six months of 2026 was 22.8% compared to 22.0% for the same period of 2025. The increase in both periods was primarily attributable to a shift in the geographic mix of pre-tax earnings, with a greater proportion of earnings generated in foreign jurisdictions with higher statutory tax rates.

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2026	2025	2026	2025
Domestic income before taxes	$628.9	$605.2	$1,102.5	$1,252.7
Foreign income before taxes	352.6	326.7	655.3	322.3
Total income before taxes	$981.5	$931.9	$1,757.8	$1,575.0
Domestic pre-tax return on revenues	15.1%	13.9%	14.1%	14.6%
Foreign pre-tax return on revenues	10.4%	10.4%	10.1%	5.1%
Total pre-tax return on revenues	13.0%	12.4%	12.3%	10.5%

Domestic income before taxes improved in the second quarter of 2026 compared with the same period of 2025, primarily due to higher Truck operation results. Foreign income before taxes also increased, reflecting higher Truck, Parts and Financial Services operation results, primarily in Europe. Total pre-tax return on revenues increased in the second quarter of 2026 compared with the same period of 2025, reflecting higher returns in Truck operations.

For the first six months of 2026, domestic income before taxes and domestic pre-tax return on revenues decreased primarily due to lower Truck and Parts operation results. For the first six months of 2025, foreign income before taxes included the EC-related charge of $350.0 million in the first quarter of 2025, which also reduced foreign pre-tax return on revenues.

LIQUIDITY AND CAPITAL RESOURCES:

	June 30	December 31
($ in millions)	2026	2025
Cash and cash equivalents	$5,574.7	$6,307.9
Marketable securities	3,259.6	3,207.7
	$8,834.3	$9,515.6

The Company’s total cash and marketable securities at June 30, 2026 decreased by $681.3 million from the balances at December 31, 2025. Total cash and marketable securities are primarily intended to provide liquidity while preserving capital.

The change in cash and cash equivalents is summarized below:

($ in millions)
Six Months Ended June 30,	2026	2025
Operating activities:
Net income	$1,357.3	$1,228.9
Net income items not affecting cash	383.6	451.2
Pension contributions	(7.7)	(11.5)
Changes in operating assets and liabilities, net	(60.6)	75.1
Net cash provided by operating activities	1,672.6	1,743.7
Net cash used in investing activities	(431.8)	(1,010.1)
Net cash used in financing activities	(1,958.4)	(2,425.8)
Effect of exchange rate changes on cash and cash equivalents	(15.6)	181.3
Net decrease in cash and cash equivalents	(733.2)	(1,510.9)
Cash and cash equivalents at beginning of period	6,307.9	7,060.8
Cash and cash equivalents at end of period	$5,574.7	$5,549.9

Operating activities: Cash provided by operations decreased by $71.1 million to $1,672.6 million in the first six months of 2026 from $1,743.7 million in 2025. The decreased operating cash flow reflects higher cash usage from net changes in operating assets and liabilities of $135.7 million and lower cash provided from net income items not affecting cash of $67.6 million, primarily deferred income taxes, partially offset by higher net income of $128.4 million. The net changes in operating assets and liabilities are mainly due to higher net cash used for inventory of $226.5 million, a larger increase in trade and other receivables of $218.2 million and lower cash provided by wholesale receivables in the Financial Services segment of $112.2 million, partially offset by an increase in accounts payable and accruals of $403.6 million.

Investing activities: Cash used in investing activities decreased by $578.3 million to $431.8 million in the first six months of 2026 from $1,010.1 million in 2025. The decrease in cash used in investing activities primarily reflects $584.5 million lower originations of retail loans and finance leases, net of collections, and $94.6 million lower acquisition of property, plant and equipment, partially offset by higher acquisitions of equipment on operating leases of $89.6 million and a decrease in net cash provided for in the settlement of a net investment hedge of $59.2 million presented in Other, net in the Company's Consolidated Statements of Cash Flows.

Financing activities: Cash used in financing activities was $1,958.4 million for the first six months of 2026, $467.4 million lower than the $2,425.8 million used in 2025, reflecting lower cash dividends and lower net borrowing activities. In the first six months of 2026, the Company paid $1.09 billion in dividends compared to $1.92 billion in 2025. Cash used in net borrowing activities was $907.2 million in 2026, $411.9 million higher than the $495.3 million in 2025.

The effect of exchange rate changes on cash decreased cash and cash equivalents by $15.6 million in the first six months of 2026, reflecting a decrease in the value of foreign currencies relative to the U.S. dollar, primarily the euro. In the first six months of 2025, an increase in the value of foreign currencies relative to the U.S. dollar, primarily the euro, Brazilian real and the British pound, increased cash and cash equivalents by $181.3 million.

Credit Lines and Other

The Company has $4.00 billion of committed bank facilities, of which $1.50 billion expires in May 2027, $1.25 billion expires in June 2029 and $1.25 billion expires in June 2031. The Company intends to extend or replace these credit facilities on or before expiration to maintain facilities of similar amounts and duration. These credit facilities are maintained primarily to provide backup liquidity for commercial paper borrowings and maturing medium-term notes. There were no borrowings under the committed bank facilities for the six months ended June 30, 2026. In addition, the Company has other lines of credit arrangements of $1.70 billion, of which $1.33 billion were unused at June 30, 2026.

On December 4, 2018, PACCAR’s Board of Directors approved the program to repurchase up to $500.0 million of the Company’s outstanding common stock with no expiration. The objective of the repurchase is to return value to PACCAR shareholders. As of June 30, 2026, the Company has repurchased $128.4 million of shares under this plan. There were no repurchases made under this plan during the first six months of 2026.

Truck, Parts and Other

The Company provides funding for working capital, capital expenditures, R&D, dividends, stock repurchases and other business initiatives and commitments primarily from cash provided by operations. Management expects this method of funding to continue in the future.

Investments for manufacturing property, plant and equipment in the first six months of 2026 was $272.4 million compared to $390.5 million for the same period of 2025. Over the past decade, the Company’s combined investments in worldwide capital projects and R&D totaled $9.32 billion and have significantly increased the operating capacity and efficiency of its facilities and enhanced the quality and operating efficiency of the Company’s premium products.

In 2026, total capital investments are expected to be $700 to $750 million and R&D is expected to be $450 to $480 million. The Company continues to invest in next generation clean diesel, hybrid and battery-electric powertrains, integrated connected vehicle services, and expanded manufacturing capabilities. In addition to the capital and R&D investments, the Company expects to continue investing in its U.S.-based battery joint venture, Amplify Cell Technologies.

Financial Services

The Company funds its financial services activities primarily from collections on existing finance receivables and borrowings in the capital markets. The primary sources of borrowings in the capital markets are commercial paper and medium-term notes issued in the public markets and, to a lesser extent, bank loans.

In November 2024, the Company’s U.S. finance subsidiary, PACCAR Financial Corp. (PFC), filed a shelf registration under the Securities Act of 1933. The total amount of medium-term notes outstanding for PFC as of June 30, 2026 was $7.75 billion. The registration expires in November 2027 and does not limit the principal amount of debt securities that may be issued during that period.

As of June 30, 2026, the Company’s European finance subsidiary, PACCAR Financial Europe, had €1.25 billion available for issuance under a €2.50 billion medium-term note program listed on the Euro MTF Market of the Luxembourg Stock Exchange. This program renews annually and expires in May 2027.

In August 2021, the Company's Mexican subsidiary, PACCAR Financial Mexico, registered a 10.00 billion Mexican peso program with the Comision Nacional Bancaria y de Valores to issue medium-term notes and commercial paper. The registration expires in August 2026 and limits the amount of commercial paper (up to one year) to 5.00 billion Mexican pesos. At June 30, 2026, 6.80 billion Mexican pesos were available for issuance. The Company intends to renew the registration before it expires.

In August 2018, the Company’s Australian subsidiary, PACCAR Financial Pty. Ltd. (PFPL Australia), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. The total amount of medium-term notes outstanding for PFPL Australia as of June 30, 2026 was 850.0 million Australian dollars.

In May 2021, the Company’s Canadian subsidiary, PACCAR Financial Ltd. (PFL Canada), established a medium-term note program. The program does not limit the principal amount of debt securities that may be issued under the program. There were no borrowings under this program as of June 30, 2026.

In December 2021, the Company’s Brazilian subsidiary, Banco PACCAR S.A., established a lending program with the local development bank, Banco Nacional de Desenvolvimento Economico e Social (BNDES), for qualified customers to receive preferential conditions and generally market interest rates. The program is limited to 3.00 billion Brazilian reais and has 1.34 billion Brazilian reais outstanding as of June 30, 2026. The Brazilian subsidiary also established a Letra Financeira (LF) program in May 2024 and the program does not limit the principal amount of debt securities that may be issued under the program. There were no borrowings under this program as of June 30, 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the six months ended June 30, 2026. For additional information, refer to Item 7A as presented in the 2025 Annual Report on Form 10‑K.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, refer to Part I, Item 1A as presented in the 2025 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors during the three months ended June 30, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For Items 2(a) and (b), there was no reportable information for the three months ended June 30, 2026.

(c)
Issuer purchases of equity securities.

On December 4, 2018, PACCAR’s Board of Directors approved the program to repurchase up to $500.0 million of the Company’s outstanding common stock with no expiration. As of June 30, 2026, the Company has repurchased $128.4 million of shares under this plan. There were no repurchases made under this plan during the first six months of 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Any exhibits filed herewith are listed in the accompanying index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	File Number
(3) (i)		Articles of Incorporation:

		Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	May 4, 2018	3(i)	001-14817

		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 24, 2020	3(i)	001-14817

		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of PACCAR Inc	8-K	April 29, 2022	3(i)	001-14817

(ii)		Bylaws:

		Seventh Amended and Restated Bylaws of PACCAR Inc	8-K	July 26, 2022	3(ii)	001-14817

(4)		Instruments defining the rights of security holders, including indentures**:

	(a)	Indenture for Senior Debt Securities dated as of November 20, 2009 between PACCAR Financial Corp. and U.S. Bank Trust Company, National Association (as a successor to The Bank of New York Mellon Trust Company, N.A.)	S-3	November 20, 2009	4.1	333-163273

	(b)	Forms of Medium-Term Note, Series Q (PACCAR Financial Corp.)	S-3	November 1, 2021	4.3 and 4.4	333-260663

	(c)	Forms of Medium-Term Note, Series R (PACCAR Financial Corp.)	S-3	November 7, 2024	4.4 and 4.5	333-283056

	(d)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 13, 2022	10-Q	August 2, 2022	4(h)	001-14817

	(e)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated July 17, 2024	10-Q	October 30, 2024	4(h)	001-14817

	(f)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated May 8, 2025	10-Q	July 31, 2025	4(j)	001-14817

	(g)	Terms and Conditions of the Notes applicable to the €2,500,000,000 Medium Term Note Programme of PACCAR Financial Europe B.V. set forth in the Information Memorandum dated May 6, 2026*

	(h)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 19, 2020	4(j)	001-14817

(10)		Material Contracts:

	(a)	PACCAR Inc Amended and Restated Supplemental Retirement Plan	10-K	February 27, 2009	10(a)	001-14817

	(b)	Amended and Restated Deferred Compensation Plan	10-Q	May 10, 2012	10(b)	001-14817

	*	filed herewith

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

PACCAR Inc
(Registrant)

Date	July 29, 2026	By	/s/ B. J. Poplawski
B. J. Poplawski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)